Form 10-K
period 1993-12-31
MARSHALL & ILSLEY CORP/WI/
filed 1994-03-30
CIK 62741

================================================================================

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                  _______________________

                                         FORM 10-K
                                  _______________________

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                        For the fiscal year ended December 31, 1993

                                            OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                                  Commission File No. 0-1220

                                MARSHALL & ILSLEY CORPORATION
                 (Exact name of registrant as specified in its charter)

                Wisconsin                               39-0968604
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

        770 North Water Street
        Milwaukee, Wisconsin                            53202
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (414) 765-7801

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock - $1.00 par value
                                     (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant is $1,295,000,000 as of February 28, 1994. The number of shares of common stock outstanding as of February 28, 1994 is 60,232,560.

================================================================================

                                           PART I

Item 1.  Business.

THE CORPORATION

      Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a Wisconsin corporation incorporated in 1959 as a registered bank holding company under the Bank Holding Company Act of 1956, as amended. M&I's principal assets are the stock of its subsidiaries. M&I presently owns substantially all the capital stock of 36 banks with a total of 129 offices in Wisconsin and 12 offices in Arizona. M&I also owns all of the stock of a number of companies engaged in businesses that the Federal Reserve Board (the "Board") has determined to be closely-related to banking, including the businesses of investment management, trust, insurance agency, equipment leasing, mortgage banking, venture capital, brokerage services, financial advisory services, and data processing. As a bank holding company, M&I provides financial and managerial assistance and services to its subsidiaries. At December 31, 1993, M&I had consolidated total assets of approximately $8.0 billion and consolidated total deposits of approximately $6.2 billion. Based on consolidated assets as of December 31, 1993, M&I was the second largest bank holding company headquartered in the State of Wisconsin.

      The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number: (414) 765-7801).

Pending Merger with Valley Bancorporation

       On September 19, 1993, M&I entered into an Agreement and Plan of Merger ("Merger Agreement") with Valley Bancorporation ("Valley") which provided for, among other things, the merger of Valley with and into M&I (the "Merger"). The Merger Agreement provides that each share of Valley common stock outstanding at the effective date of the Merger will be converted into 1.72 shares of M&I common stock. The Merger Agreement was approved by the shareholders of M&I and Valley on February 15, 1994. Completion of the Merger is subject to the conditions set forth in the Merger Agreement, including receipt of all required regulatory approvals. M&I currently expects the Merger to be completed in the second quarter of 1994. The foregoing description of the Merger and the Merger Agreement is qualified in its entirety by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753) and M&I's Form 8-K dated February 23, 1994 as filed with the Securities and Exchange Commission.

       Valley is a Wisconsin corporation incorporated in 1962 and a registered bank holding company under the Bank Holding Company Act of 1956, as amended and registered savings and loan holding company under the Home Owners' Loan Act of 1933, as amended. Valley's principal assets are the stock of its subsidiaries. Valley presently owns substantially all of the capital stock of 15 banks and 2 savings associations with a total of 160 offices in Wisconsin. Valley also owns several companies engaged in businesses which are closely related to banking, including the businesses of trust and fiduciary services, credit card products and processing, brokerage services, mortgage banking and insurance agency services. Valley provides financial and managerial assistance and services to its subsidiaries. At December 31, 1993, Valley had consolidated total assets of approximately $4.6 billion, consolidated total deposits of approximately $4.0 billion, and consolidated shareholders' equity of approximately $366 million.


BUSINESS OF M&I

      M&I, through its subsidiaries, engages principally in one line of business, that of providing financial services to a wide variety of corporate, institutional, government and individual customers. Activities in which M&I and its subsidiaries are presently engaged or may undertake in the future are subject to certain statutory and regulatory restrictions. In addition, applicable law and regulations limit the amount of dividends payable to M&I by its bank subsidiaries (which indirectly limits the amount of dividends payable by M&I to its shareholders), the amount of loans made by M&I's bank subsidiaries to any one borrower, the amount of funds transferred by M&I's bank subsidiaries to M&I's other subsidiaries, and the total assets owned by M&I in relation to its capital (which indirectly limits the total income generated by M&I). See "Government Supervision and Regulation."

      As a registered bank holding company, M&I owns directly or indirectly all or substantially all of the capital stock of 35 commercial banks in Wisconsin and one commercial bank in Phoenix, Arizona, and all of the capital stock of subsidiaries engaged in the following non-banking businesses approved by the Board for bank holding companies: personal property lease financing; investment management and advisory activities; data processing services and software sales to financial institutions; commercial mortgage banking; residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona and Florida; brokerage services; and general insurance agency activities.

      The Bank Holding Company Act and rules promulgated thereunder authorize M&I to engage in activities deemed by the Board to be so closely related to banking as to be a proper incident thereto. Financial services and products which are or may be provided by M&I and its direct and indirect subsidiaries are subject to certain statutory and regulatory restrictions. See "Government Supervision and Regulation."

      M&I's principal role is to provide its subsidiaries with financial and managerial assistance. M&I assists its subsidiaries in such areas as budgeting, tax planning and compliance, asset and liability management, investment administration and portfolio planning, business development, advertising, and human resources management. Although the officers and directors of each subsidiary are responsible for conducting the day to day affairs of the subsidiary, M&I establishes lending and accounting policies, budgetary goals and long-range plans and assures compliance therewith through its centralized audit and accounting systems and loan examinations.

      M&I derives substantially all its income from investments in, advances to and service fees from its subsidiaries. Dividends and interest from subsidiaries are M&I's major sources of cash. Dividend payments from subsidiaries are determined on an individual basis and generally in relation to the earnings, credit quality and capital position of each subsidiary. M&I increases the capital of its banking subsidiaries primarily through the retention of earnings and, if necessary, the purchase of securities by M&I, rather than through direct capital financing by the subsidiary banks. However, the subsidiary banks may issue debt securities directly in order to fund their operations.


BANKING AND BANK-RELATED SUBSIDIARIES

      M&I's 36 bank subsidiaries ("M&I bank subsidiaries") are located in communities throughout the State of Wisconsin and the Phoenix, Arizona metropolitan area and provide a full range of banking services to individuals, corporations and local governments in each of the areas they serve. M&I's largest bank subsidiary is M&I Marshall & Ilsley Bank ("M&I Bank"), which was founded in 1847. Based on consolidated assets of approximately $2.8 billion as of December 31, 1993, M&I Bank was the third largest bank and the largest state-chartered bank in the State of Wisconsin. M&I Bank maintains its headquarters in the City of Milwaukee and operates 23 additional branches and divisions in Milwaukee and in surrounding suburban communities, as well as a branch in the Cayman Islands. Banking services provided by M&I Bank and other M&I bank subsidiaries include retail, international and corporate banking, investment, trust and insurance agency activities. In addition, M&I Bank engages in correspondent banking services.

      All M&I bank subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). In addition, M&I Bank and M&I's seven national bank subsidiaries are members of the Federal Reserve System (the "System"). All M&I bank subsidiaries operate under names which incorporate the designation "M&I."

Insurance Agencies

      M&I offers insurance agency services through M&I Insurance Services, Inc., a subsidiary of a state chartered subsidiary bank with offices located in numerous communities throughout Wisconsin. M&I, through its subsidiaries, offers a full line of annuity, life, health and casualty insurance products.

Investment Management and Trust Services

      M&I Investment Management Corp., a subsidiary of M&I, located in Milwaukee, Wisconsin, offers a full range of asset management services to the M&I trust company subsidiaries and to other corporate, institutional and individual customers, including the Marshall Funds, an open-end investment company consisting of six portfolios. As of December 31, 1993, M&I Investment Management Corp. had $5.7 billion in assets under management.

      Marshall and Ilsley Trust Company, a subsidiary of M&I ("M&I Trust"), provides a full range of trust services to individual, not-for-profit and corporate customers. The Personal Trust Administrative Group provides trust, estate and agency services for individuals. The Employee Benefits Administrative Group administers pension, profit sharing and other forms of employee benefit plans, including a Keogh Plan for self-employed individuals. In addition to trust services provided by its Milwaukee office, M&I Trust operates six trust service offices located in M&I subsidiary banks in Beloit, Madison, Racine, Stevens Point, Watertown and Wausau, Wisconsin, and another office in Brookfield, Wisconsin (not a trust service office).

      M&I also provides trust and investment counseling services through two out-of-state subsidiaries. M&I Marshall and Ilsley Trust Company of Arizona ("M&I Trust Arizona") was organized in 1976, with a primary emphasis on providing trust and investment counseling services to the growing number of Wisconsin natives retired in the Southwest. M&I Trust Arizona has offices in Phoenix and in Sun City serving residents of those areas. The Marshall and Ilsley Trust Company of Florida, located in Naples, was organized in 1984 to provide trust and investment counseling services to residents of the area, including Wisconsin natives who have retired in Florida. As of December 31, 1993, the market value of assets held in trust by the three trust companies totalled $17.3 billion.

Equipment Leasing

      M&I's subsidiary, M&I First National Leasing Corp. ("FNL"), acting as owner and lessor, leases a variety of equipment and machinery, including industrial machinery, computers, hospital and nursing home equipment and construction equipment to both large and small businesses. FNL has its headquarters in Milwaukee, Wisconsin and has offices in numerous other states. Approximately 28% of its business comes from Wisconsin and 72% from other states. At December 31, 1993, FNL held net lease and installment receivables of approximately $236 million. FNL's competitors include other independent leasing companies, banks and other institutions, some of which have larger volume businesses and substantially greater resources.

Mortgage Banking

      M&I has two subsidiaries engaged in mortgage banking, one providing commercial financing and the other providing residential financing.

      M&I Mortgage Corp. ("M&I Mortgage"), located in Milwaukee, Wisconsin, with offices in Green Bay, La Crosse and Madison, Wisconsin, originates and purchases long-term mortgages on one-to-four family owner-occupied residences for sale in the secondary market. After sale to the secondary market, these mortgages are serviced for the investor by M&I Mortgage. At December 31, 1993, M&I Mortgage had a mortgage servicing portfolio of approximately $1.9 billion. M&I Mortgage serves homeowners throughout the State of Wisconsin and offers financing alternatives beyond those offered through traditional banking institutions. M&I Mortgage also assists M&I bank subsidiaries in originating, selling and servicing residential mortgage loans.

      Richter-Schroeder Company ("RSC"), located in Milwaukee, Wisconsin, originates long-term commercial real estate loans for institutional investors such as large life insurance companies. RSC services the mortgages for the purchasing investor. RSC is one of the few mortgage banking firms in Wisconsin that specializes in income property financing, seeking investment opportunities for mortgage lenders in the retail, industrial and office sectors. RSC is one of the largest income property mortgage banking firms in Wisconsin, servicing a portfolio of approximately $235 million for investors.

Venture Capital and Financial Advisory Services

    M&I Capital Markets Group, Inc. ("Capital Markets"), a subsidiary of M&I, located in Milwaukee, Wisconsin, provides venture capital and financial advisory services to a variety of customers, primarily in Southeastern Wisconsin and surrounding areas. Capital Markets seeks to invest in businesses that have talented management and technological advantages in their particular field. Capital Markets also provides a broad range of financial advisory and strategic planning services, including assistance in connection with the private placement of securities, raising of funds for expansion, leveraged buy-outs, divestitures and mergers and acquisitions. A subsidiary company of Capital Markets, M&I Ventures Corporation, is licensed as a small business investment company.

Brokerage Services

      M&I Brokerage Services, Inc. ("M&I Brokerage"), a subsidiary of M&I Capital Markets Group, Inc., located in Milwaukee, Wisconsin, provides brokerage and other investment related services to a variety of retail and commercial customers. As a broker-dealer firm registered with the National Association of Securities Dealers and the Securities Exchange Commission, M&I Brokerage serves as an introducing broker-dealer. Customer accounts and securities are carried on a "fully disclosed" basis with the Pershing division of Donaldson, Lufkin and Jenrette.

Data Services

      M&I Data Services, Inc. ("M&I Data Services"), a subsidiary of M&I, is a major supplier of data processing services and software to financial institutions in the United States, including M&I and the M&I bank subsidiaries. M&I Data Services presently serves over 500 financial institutions in 40 states and the District of Columbia. In addition to data processing services, M&I Data Services develops a comprehensive line of financial services software products. M&I Data Services also sells software to foreign financial institutions, and has contracts with sixteen foreign based institutions, including banks in Canada, Great Britain, India, Indonesia, Italy, Malaysia, Switzerland and Thailand. M&I Data Services' processing systems encompass five major processing functions: Deposits, Loans, Financial Accounting, Customer Information and Trust Accounting.

      M&I Data Services' main data processing center and headquarters are located in a 328,000 square foot building on 20 acres of land situated in Brown Deer, a Milwaukee suburb, (the "Brown Deer Operations Center"). A new addition that nearly doubled the size of the Brown Deer Operations Center was completed in 1993. M&I Data Services also leases 50,000 square feet of commercial office space in Brown Deer for the development and sale of software packages, the sale and support of personal computer networks and the development and support of trust processing services. The Brown Deer Operations Center acts as an intermediary in bank-to-bank transactions and provides funds processing services in connection with both incoming deposits and outgoing payments, including transfers by check and by the bank's wire and money transfer systems. M&I Data Services operates eight remote processing centers in Arizona, Illinois, New York, Florida and Wisconsin. All remote processing centers transmit information taken from checks and other documents to the host sites, where the information is processed and printed on reports which are subsequently sent to customers.

      During recent years the financial services industry has witnessed an acceleration of both state and federal deregulation, advances in technology, increased consumer awareness and expectations as to banking services, and new product development. These factors have lessened distinctions between the various types of financial institutions and have increased competition and pressure on operating margins. Accordingly, the financial services industry has emphasized the development of new technology-based products and services in order to reduce operating costs while responding to consumer demands and the need for product differentiation. Software, support operations, and new product development have become more complex and expensive for financial institutions to do on their own, and hence there is an increased need for the services offered by third-parties such as M&I Data Services. Large third-party servicers have the technical ability to respond to the data processing requirements of new products and services and are able to spread development and maintenance costs over a broader customer base, resulting in more efficient service. Some larger financial institutions have ceased providing data processing services to their correspondent banks or have decided to terminate their in-house data processing operations in order to conserve resources and concentrate on core banking business. M&I Data Services is concentrating its sales efforts on the outsourcing opportunities at these larger financial institutions.

      The market for banking technology services is national in scope because customers' data can be transmitted to and from, and processed on-line by, a data center in any part of the United States. In any given geographic area, M&I Data Services' competitors vary in size and include national, regional and local operations. While historically the bank data processing industry has been highly decentralized, there is an accelerating trend toward consolidation in the industry, resulting in fewer companies competing over larger geographic regions. As consolidation continues, successful companies in this business are likely to increase substantially in size as the scale of activity necessary to compete increases.


PRINCIPAL SOURCES OF REVENUE

      The table below shows the amount and percentages of M&I's total consolidated operating income resulting from interest and fees on loans, interest on investment securities and fees for data processing services for each of the last three years:

                       Interest and                  Interest on                 Fees for Data
                       Fees on Loans            Investment Securities         Processing Services
                  ______________________       _______________________       _____________________

                               Percent                      Percent                      Percent
                               of Total                     of Total                     of Total      Total
   Year Ended                  Operating                    Operating                    Operating   Operating
  December 31      Amount      Income           Amount      Income            Amount     Income       Income
______________    ______________________       _______________________       _____________________

                  ($000's)                     ($000's)                      ($000's)                ($000's)
      1991        $ 463,867      55.5%         $ 124,935      15.0%          $  92,580     11.1%    $ 835,436
      1992          400,414      50.2            118,809      14.9             112,964     14.2       797,948
      1993          383,560      48.7             98,052      12.5             136,044     17.3       787,408


      M&I business segment information is contained in note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 hereof.


COMPETITION

      M&I and its subsidiaries face substantial competition in the financial service markets they serve. M&I's banking subsidiaries compete for deposits and other sources of funds and for credit relationships with other national and state banks, savings and loan associations, credit unions, finance companies, money market funds, life insurance companies (and other long-term lenders) and other financial and non-financial companies, many of which offer products functionally equivalent to bank products and located both within and outside M&I's primary market area. M&I's non-bank subsidiaries compete with numerous banks, finance companies, data servicing companies, leasing companies, mortgage bankers, insurance companies, brokerage firms, financial advisors, trust companies, mutual funds and investment bankers in Wisconsin and throughout the United States. In addition, M&I competes for funds with both financial and non-financial institutions in a variety of financial markets. Improving the quality and broadening the range of financially related services to customers, easier access to facilities and competitive pricing are among the principal methods of meeting competition in the financial service industry.


EMPLOYEES

      As of December 31, 1993, M&I and its subsidiaries employed in the aggregate approximately 6,611 full and part-time employees. M&I and its subsidiaries maintain retirement plans for the benefit of all qualified employees. M&I considers employee relations to be excellent. None of the employees of M&I and its subsidiaries are represented by a collective bargaining group.


GOVERNMENT SUPERVISION AND REGULATION

Governance of Bank Holding Companies

      M&I is a bank holding company registered with and subject to regulation by the Board of Governors of the Federal Reserve System (the "Board") under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires M&I to file with the Board annual reports and such additional information as the Board may require and authorizes the Board to conduct examinations of M&I and its subsidiaries.

      The Act requires every bank holding company to obtain the prior approval of the Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Under existing federal and state laws, the Board generally may not approve the acquisition by M&I of the voting shares of, or substantially all the assets of, any bank located outside the State of Wisconsin, except for the acquisition of certain failing banks, as permitted under Section 13(f) of the Federal Deposit Insurance Act, or as otherwise permitted by state law in compliance with Section 3(d) of the Act. Section 3(d) of the Act provides that interstate acquisitions of banks may be approved by the Board where such acquisition is specifically authorized by the laws of the state in which the acquired bank is located.

      A number of states have laws allowing interstate acquisitions within a specified geographic region if one or more other states within the region permit reciprocal acquisitions of banks and bank holding companies located in their states. Wisconsin enacted a regional interstate banking statute in 1987. The law provides for a region comprised of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The law allows an in-state bank and in-state bank holding company (institutions which have their principal office in Wisconsin) to acquire or merge with a regional state bank or bank holding company (institutions which have their principal office in a state within the region) subject to certain filing requirements with the Wisconsin Commissioner of Banking (the "Commissioner"). Similarly, a regional state bank holding company may acquire or merge with an in-state bank or bank holding company if various conditions are met. In addition, M&I may be able to acquire or establish banks outside of the midwest region which are located in numerous states and the District of Columbia which have adopted interstate banking not regionally restricted or subject to the existence of reciprocal legislation, or other states that have "trigger" dates which convert regional interstate legislation into full national, non-reciprocal, interstate legislation.

      The Act limits the activities of bank holding companies to managing, controlling, and servicing their subsidiary banks and to engaging in certain non-banking activities determined by the Board to be so "closely related" to banking or to managing or controlling banks as to be a "proper incident" thereto. With the exception of such closely related activities, bank holding companies are prohibited from acquiring direct or indirect ownership of more than 5% of the voting stock of any company which is not a bank. The Board's approval must be obtained prior to M&I's engaging in any such closely-related activities, or in acquiring more than 5% of the voting shares of any company engaged in such activities, or in some instances expanding the nature of such activities or opening new offices. The Board also has permitted bank holding companies to engage in certain additional activities on a case-by-case basis. The Board has generally followed a restrictive policy in permitting the entry or expansion of bank holding companies and other bank affiliates into domestic and foreign bank and bank-related activities. Neither the Act nor applicable law generally imposes geographic restrictions on the activities of non-bank subsidiaries of bank holding companies.

      The Act and the Federal Reserve Act (which applies to M&I's largest subsidiary bank) and other state and Federal laws and regulations promulgated thereunder limit the products and services offered by M&I and its subsidiaries (as discussed above), the amount of loans made to any one borrower, the nature of securities in which M&I may invest, deal in or underwrite, and the total assets owned by M&I relative to its capital (which, in turn, restricts the income generated by M&I). The Act and regulations of the Board also prohibit M&I and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

      In addition to the Act, M&I's ability to enter various aspects of the securities business may be limited by the Glass-Steagall Act. (The "Glass-Steagall Act" is the name commonly used to refer to sections 16, 20, 21 and 32
of the Banking Act of 1933, 12 U.S.C.   24 (seventh), 78, 377-78.)  The Board
has permitted bank holding companies to establish non-bank subsidiaries for the purpose of conducting securities related activities under certain conditions and restrictions.

      In 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA created a comprehensive new regulatory structure for banks based on five categories of capitalization. The primary focus of FDICIA was on the regulation of undercapitalized institutions, though the law also placed limitations on the corporate activities of financially strong institutions and their holding companies. Those institutions which qualify as undercapitalized are subject to substantial restrictions on their activities and to strict regulatory oversight. For severely undercapitalized institutions, regulators may limit the institution's ability to conduct transactions with affiliates, prohibit deposits from correspondent institutions, require prior approval for capital distributions by the institution's holding company and require the holding company to divest the institution or any nondepository affiliate of the institution which is in danger of becoming insolvent. Similarly, all depository institutions are subject to capital distribution restrictions if making such distribution would cause the institution to become undercapitalized. FDICIA required banking regulators to propose and adopt regulations addressing a number of subjects, many of which were adopted in 1992 and 1993 and are discussed more fully below. FDICIA and the regulations promulgated thereunder have not materially affected the operations of M&I or the M&I bank subsidiaries and M&I does not believe that any further regulations to be promulgated in the future under FDICIA will have an adverse effect on its operations or those of its subsidiaries.

      M&I is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of M&I, and thus the right of M&I's creditors and shareholders, to participate in any distribution of the assets or income of any subsidiary is necessarily subject to the prior claims of creditors of such subsidiary, except to the extent that claims of M&I itself as a creditor may be recognized. Payment of dividends to M&I by M&I bank subsidiaries is subject to various state and federal regulatory limitations. In general, under Wisconsin banking law, the board of directors of a state chartered subsidiary bank may declare and pay a dividend from so much of the bank's undivided profits as the board shall deem expedient, provided the payment of such dividend does not in any way impair or diminish the bank's capital, or reduce the capital level below minimum required levels set by regulatory agencies. Under Federal law, which applies to national banks and state banks which are members of the System, regulatory approval is required for the payment of dividends by any bank in any calendar year in excess of such bank's net income for that year combined with the retained net income of the two preceding years, plus any required transfers to surplus. Under these provisions, at December 31, 1993, the M&I bank subsidiaries would have been permitted to pay dividends to M&I of approximately $109.8 million without prior regulatory approval. At December 31, 1993, the M&I subsidiaries (both bank and non-bank) would have been permitted to pay dividends to M&I of approximately $202 million. The

Federal and state bank regulatory agencies also have authority to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Board and the Comptroller of the Currency have indicated that it would generally be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. Dividends paid to M&I by the M&I bank subsidiaries in 1993 totaled $71.2 million. M&I does not expect that the restrictions referred to above will impair M&I's ability to pay normal quarterly dividends to its stockholders.

Commitments to Affiliated Institutions

      Under Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, any capital loans by M&I to any of its bank subsidiaries would also be subordinate in right of payment to depositors and to certain other indebtedness of such bank.

      As a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by the FDIC in connection with
(i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. All of the M&I bank subsidiaries are FDIC insured depository institutions within the meaning of FIRREA.

Capital Requirements

      Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 1993 can be found in note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 hereof.

Other Regulation of M&I and its Subsidiaries

      Section 23A of the Federal Reserve Act restricts the extent to which M&I's bank subsidiaries may supply funds to M&I, or to M&I's non-bank subsidiaries ("Affiliates") whether through direct extensions of credit, or through purchase of securities, issuance of guaranties and the like. Unless fully secured by obligations of or guaranteed by the U.S. Government or its agencies, or by certain bank deposits, with certain limited exceptions, M&I bank subsidiaries may not: (i) loan money or otherwise extend credit to; (ii) purchase or invest in the stock of securities of; (iii) purchase the assets of;
(iv) issue a guarantee, acceptance, or letter of credit on behalf of; or (v) accept as collateral for a loan or extension of credit the stock or securities of, a bank holding company or its non-bank subsidiaries in an amount exceeding 10% of the capital stock and surplus of the bank in the case of any Affiliate and in an amount exceeding 20% of the capital stock and surplus of the bank in the case of all Affiliates in the aggregate. In addition, every such loan, extension of credit, investment, purchase, guarantee, letter of credit or acceptance must be secured to the extent required under the Federal Reserve Act (at a minimum of 100%).

      Section 23B of the Federal Reserve Act applies to certain transactions by banks with affiliates that are not covered by Section 23A. Section 23B's basic purpose is to ensure that an insured bank does not subsidize its bank holding company or its sister nonbank subsidiaries by giving them more advantageous terms, whether on loans, or any other contracts with the bank, than they would be able to obtain from an unrelated party.

      All of M&I's state chartered bank subsidiaries are members of and subject to regulation and examination by the FDIC. M&I's nationally chartered bank subsidiaries are subject to regulation and examination by the Comptroller of the Currency, and its state chartered bank subsidiaries are subject to further regulation and examination by the Commissioner of Banking for the State of Wisconsin and in the case of M&I Thunderbird Bank, the Arizona State Banking Department. In addition, subsidiary banks that are members of the System are subject to regulation and examination by the Board. Areas of banking that are regulated by state and federal law include reserve requirements, investments, loans, mergers, issuances of securities, dividend payments and branch banking. The laws of the jurisdictions in which they operate impose restrictions on many of M&I's non-bank subsidiaries in terms of the activities in which they may engage and the amounts of, and interest rates on, credit they provide. Additional restrictions may be imposed by Federal or state regulatory agencies having authority to supervise or regulate specific types of companies or activities conducted by such subsidiaries.

      Additionally, the Securities Exchange Act of 1934, as amended (the "1934 Act") imposes regulatory and reporting requirements on various activities conducted by banks, including beneficial ownership of certain securities, dealing in municipal securities, acting as transfer agent, providing certain types of investment management services, and in certain instances, acting as a securities broker. M&I Bank is licensed as a municipal securities broker under the Federal Municipal Securities Rule-Making Act. A subsidiary of M&I, M&I Investment Management Corp., is registered with the Securities and Exchange Commission (the "Commission") under the Investment Advisers Act of 1940. M&I Brokerage Services, Inc., a subsidiary of M&I Capital Markets Group Inc., is registered with the Commission as a broker-dealer and is regulated by the Commission under the 1934 Act. The 1934 Act also requires certain types of investment managers, including M&I Bank, to file reports with the Commission with respect to the holding of certain securities. M&I Bank has also registered with the Commission as a transfer agent and must comply with certain record keeping and reporting requirements. Pursuant to the Government Securities Act of 1986, M&I Bank has filed notice with the Board that it is acting as a government securities broker-dealer.

      The activities and operations of banks are subject to a number of other federal and state laws and regulations, including state usury and consumer credit laws, state laws relating to fiduciaries, the federal Truth-In-Lending Act and Regulation Z promulgated thereunder, the federal Equal Credit Opportunity Act and Regulation B, the federal Home Mortgage Disclosure Act and Regulation C, the federal Expedited Funds Availability Act and Regulation CC, the federal Fair Credit Reporting Act, the federal Bank Secrecy Act, the federal Community Reinvestment Act, the federal antitrust laws, insider transactions, changes in Bank ownership, management interlocks between depository institutions and the disclosure of bank records.

      Regulations promulgated by Federal banking regulators in 1992 pursuant to FDICIA broadly impacted the operations of financial institutions and their holding companies. These regulations which were intended to strengthen the industry imposed new standards on various activities including real estate secured lending, acceptance of brokered deposits, interbank liabilities and loans to directors and executive officers of financial institutions and their holding companies. Additional regulations resulting from FDICIA bar state chartered banks from engaging as principal in any activity deemed impermissible for a federally chartered bank and from acquiring or maintaining any equity investment not permissible for a national bank. Furthermore, Regulation DD implementing the Truth-in-Savings provisions of FDICIA was issued by the Board in 1992 and became effective in June, 1993. Regulation DD requires banks to make various new disclosures regarding deposit accounts.

      Federal bank agencies have comprehensive enforcement authority over banking institutions within their jurisdiction. Pursuant to FDICIA, these agencies possess broad powers over undercapitalized institutions. Actions available to the agencies include the termination of deposit insurance, restrictions on asset growth, denying approval for acquisitions, branching or new lines of business, requiring an institution to recapitalize, requiring divestiture of a financial institution, issuance of temporary and permanent cease and desist orders, imposition of civil money penalties, restrictions on senior officers' compensation, and suspension and removal of directors and officers and the prohibition of other persons from participating in the management of a bank. The agencies frequently use their authority to institute formal enforcement actions to persuade banking organizations on an informal basis to take specified actions designed to insure compliance with applicable laws and regulations. The federal bank agencies are broadly empowered to define "unsafe and unsound" practices.

      M&I, as the holder of stock of subsidiary banks, may be subject to assessment to restore impaired capital of its national bank subsidiaries to the extent provided in Section 5205 of the Revised Statutes of the United States (12 U.S.C. 55) and of its state banks to the extent provided in Section 220.07 of the Wisconsin Statutes. At present, there is no such impairment of capital of any M&I bank subsidiaries. Any such assessment would be applicable only to M&I and not to any M&I shareholder.

      Under Section 221.56 of the Wisconsin Statutes, M&I, as a Wisconsin corporation that owns, holds or controls a majority of stock in a state bank or trust company is deemed to be engaged in the banking business and subject to supervision of the Office of the Commissioner, including the requirement that it file reports with and be subject to examination by the Office. The Commissioner is also empowered to issue orders to a bank holding company to remedy any condition or policy that, in the opinion of the Commissioner, endangers the safety of deposits in any subsidiary bank or trust company. In the event of noncompliance with such an order, the Commissioner has power to direct the operations of the bank or trust company and to withhold dividends from the holding company.

      The foregoing references to applicable laws, statutes, regulations and legislation are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such statutes, regulations and legislation.


GOVERNMENT POLICIES AND ECONOMIC CONDITIONS

      The earnings and business of M&I and the M&I bank subsidiaries are and will be affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various Federal agencies, particularly those of the Board. In addition to the functions enumerated under "Government Supervision and Regulation," the Board regulates the supply (and thereby the cost) of funds and bank credit and deals with general economic conditions in the United States and internationally. From time to time, the Board has taken specific steps to curtail domestic inflation, to support the value of U.S. dollars in foreign currency markets and to control the nation's money supply. Policies employed by the Board for these purposes influence the interest rates paid on interest-bearing liabilities, the interest received on earning assets, and the levels of bank loans, investments and deposits.

      The economic conditions in which M&I has operated have varied greatly over recent years, ranging from extremely high to low rates of inflation, volatile interest rates, and sharp fluctuations in the value of the U.S. dollar compared to other currencies. Government and Board monetary policies have significantly affected the operating results of commercial banks in the past and are expected to do so in the future. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of M&I and its subsidiaries cannot be predicted with certainty.

      The cost of funding bank assets has shifted from a reliance on fixed rate sources of funds to funding sources which reflect market rates of interest. This shift was commenced in 1980 pursuant to federal legislation which began a gradual phase out of interest rate ceilings applicable to time and savings deposits at commercial banks and thrift institutions. The only remaining limitation on interest rates payable on transaction deposit accounts, with certain minor exceptions and conditions, is the prohibition on the payment of interest on demand deposits. The legislative and regulatory changes relating to interest rate ceilings have enabled banks to compete more effectively with other unregulated entities for deposits by offering market rates of interest, but have increased the cost of core deposits.

SELECTED STATISTICAL INFORMATION

      The following tables set forth certain statistical information relating to M&I and its subsidiaries on a consolidated basis.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are (dollars in thousands):

                                 1991                           1992                           1993
                   ____________________________________________________________________________________________

                     Average   Interest  Average   Average    Interest  Average   Average    Interest   Average
                     Balance     Earned   Yield    Balance     Earned    Yield    Balance     Earned     Yield
                   ____________________________________________________________________________________________
Loans (1, 2)       $4,745,683  $466,788   9.84%   $4,803,413  $402,362   8.38%   $5,035,183  $385,315   7.65%
Investment securities:
    Taxable         1,155,005    97,348   8.43     1,315,545    98,031   7.45     1,525,630    85,201   5.58
    Tax-exempt (1)    392,753    38,693   9.85       345,491    29,647   8.58       250,677    18,703   7.46

Interest bearing deposits in
    other banks        55,964     3,387   6.05       118,237     4,340   3.67        80,853     2,413   2.98
Funds sold and security resale
    agreements        189,306    10,147   5.36       160,534      5,697  3.55        60,786     1,907   3.14
Trading securities (1)  5,648       366   6.48         5,387        258  4.79         4,304       188   4.37
Other short-term
    investments        84,214     5,180   6.15        63,405      2,578   4.07       41,090     1,437   3.50
                   ____________________________________________________________________________________________
Total interest
    earning assets  6,628,573   621,909   9.38     6,812,012     542,913   7.97   6,998,523   495,164   7.08


Cash and demand deposits
    due from banks    396,232                        421,289                        454,014
Premises and
    equipment, net    154,947                         156,600                       178,865
Other assets          182,111                         171,230                       183,313
Allowance for
   loan losses        (72,320)                        (78,956)                      (90,120)
                   ___________                    ___________                     __________

Total Assets        $7,289,543                     $7,482,175                     $7,724,595


Average Balance Sheets and Analysis of Net Interest Income - concluded


                                 1991                           1992                           1993
                   ____________________________________________________________________________________________

                     Average   Interest  Average   Average    Interest  Average   Average    Interest   Average
                     Balance     Earned   Yield    Balance     Earned    Yield    Balance     Earned     Yield
                   ____________________________________________________________________________________________
Savings and interest
   bearing demand
   deposits        $2,225,954  $107,631   4.84%   $2,572,455  $ 82,349   3.20%   $2,701,854  $ 65,109   2.41%
Other time deposits 2,349,341   163,823    6.97    1,999,673   108,233   5.41     1,785,318    80,608   4.52
Short-term
   borrowings         498,845    27,288    5.47      439,935    14,600   3.32       571,594    16,714   2.92
Long-term borrowings  211,310    20,146    9.53      212,657    19,085   8.97       208,772    15,927   7.63
                   ____________________________________________________________________________________________
Total interest bearing
   liabilities      5,285,450   318,888    6.03    5,224,720   224,267   4.29     5,267,538   178,358   3.39

Noninterest bearing
 deposits           1,200,345                      1,367,413                      1,510,414
Other liabilities     165,650                        175,690                        167,819
Shareholders' equity  638,098                        714,352                        778,824
                   ___________                    ___________                     __________
Total liabilities
    and shareholders'
    equity         $7,289,543                      $7,482,175                     $7,724,595

Net interest income            $303,021                       $318,646                       $316,806

Net yield on interest earning assets       4.57%                          4.68%                         4.53%


Notes:

 (1) Fully taxable equivalent basis, assuming a Federal income tax rate of 34% for the years 1991 and 1992, 35% for 1993, and excluding disallowed interest expense.

 (2) Loans on a nonaccrual status have been included in the computation of average balances.

Analysis of Changes in Interest Income and Interest Expense

The effect on interest income and interest expense of volume and rate changes for 1992 and 1993 are outlined below. Changes not due solely to either volume or rate are allocated to rate (in thousands of dollars).

                                  1992 versus 1991              1993 versus 1992
                             ____________________________   ______________________________

                             Increase (Decrease)            Increase (Decrease)
                              Due to Change in               Due to Change in
                             __________________             _________________
                                                  Total                          Total
                              Average  Average   Increase    Average  Average   Increase
                               Volume    Rate   (Decrease)    Volume    Rate    (Decrease)
                             ____________________________   ______________________________
Interest on earning assets:
    Loans (1)                  $5,681  ($70,107) ($64,426)   $19,422  ($36,469)  ($17,047)
    Investment securities:
       Taxable                 13,534   (12,851)      683     15,651    (28,481)  (12,830)
       Tax-exempt (1)          (4,655)   (4,391)   (9,046)    (8,135)    (2,809)  (10,944)
    Interest bearing deposits
       in other banks           3,768    (2,815)      953     (1,372)      (555)   (1,927)
    Funds sold and security
       resale agreements       (1,542)   (2,908)   (4,450)     (3,541)     (249)    (3,790)
    Trading securities (1)        (17)      (91)     (108)        (52)      (18)       (70)
    Other short-term
       investments             (1,280)    (1,322)  (2,602)       (908)     (233)    (1,141)

Total interest
    income change             $15,489   ($94,485) ($78,996)   $21,065  ($68,814)  ($47,749)

Expense on interest bearing liabilities:
    Savings and interest bearing
        demand deposits       $16,771   ($42,053) ($25,282)   $ 4,141  ($21,381)   ($17,240)
    Other time deposits       (24,372)   (31,218)  (55,590)   (11,597)  (16,028)    (27,625)
    Short-term borrowings      (3,222)    (9,466)  (12,688)     4,371    (2,257)      2,114
    Long-term borrowings          128     (1,189)   (1,061)      (348)   (2,810)     (3,158)

Total interest
    expense change           ($10,695)  ($83,926) ($94,621)  ($ 3,433) ($42,476)   ($45,909)


(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 34% for the years 1991 and 1992, 35% for 1993, and excluding disallowed interest expense.

Investment Securities

The book value of the Corporation's consolidated investment securities at December 31 of each year are:

                                                                              (In thousands)
                                                         ______________________________________________________

                                                              1991                1992                1993
                                                         ______________________________________________________
U.S. Treasury and government agencies                      $1,125,371          $1,545,000          $1,460,009

States and political subdivisions                             365,197             280,349             160,238

Other                                                          70,285              57,422              53,434
                                                         ______________________________________________________

                                                           $1,560,853          $1,882,771          $1,673,681

The maturities, at book value, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 1993, are (in thousands):

                                           After One but    After Five but
                         Within One Year Within Five Years Within Ten Years  After Ten Years       Total
                          Amount   Yield  Amount   Yield   Amount   Yield    Amount   Yield    Amount    Yield
                         ______________________________________________________________________________________
U.S. Treasury and
   government agencies   $723,980  5.57%  $732,151  4.67%  $       0  0.00%  $ 3,878  4.93%  $1,460,009  5.12%

States and
   other political
   subdivisions            76,091   6.62    62,595  9.24      20,774  9.08       778  8.85      160,238   7.97

Other                       4,371   9.81     5,581 10.10       1,281  9.80    42,201  3.41       53,434   4.78
                         ______________________________________________________________________________________

                         $804,442   5.69% $800,327  5.07%    $22,055  9.12%  $46,857  3.63%  $1,673,681   5.38%

Types of Loans

The Corporation's consolidated loans, classified by type, at December 31 of each year are:

                                                   1989        1990         1991        1992         1993
                                             _________________________________________________________________
                                                                        (In thousands)
Commercial, financial and agricultural . . . . $1,707,161   $1,650,158   $1,671,521   $1,717,874   $1,861,757
Industrial development revenue bonds . . . . .     89,706       70,928       52,288       37,878      27,821
Real estate:
    Construction . . . . . . . . . . . . . . .    173,397      186,026      164,723      158,607     214,369
    Mortgage:
       Residential . . . . . . . . . . . . . .  1,087,718    1,220,476    1,203,477    1,199,407   1,254,748
       Commercial. . . . . . . . . . . . . . .    755,388      879,4        891,993      933,585   1,061,635
                                             _________________________________________________________________

    Total mortgage . . . . . . . . . . . . . .  1,843,106    2,099,946    2,095,470    2,132,992   2,316,383
Personal . . . . . . . . . . . . . . . . . . .    648,065      579,831      583,032      602,218     711,194
Lease financing. . . . . . . . . . . . . . . .    163,568      180,889      206,507      229,155     239,561
                                             _________________________________________________________________

                                                4,625,003    4,767,778    4,773,541    4,878,724   5,371,085
Less:  Allowance for loan losses . . . . . . .     57,308       68,723       73,915       85,884      93,189
                                             _________________________________________________________________

Net loans. . . . . . . . . . . . . . . . . . . $4,567,695   $4,699,055   $4,699,626   $4,792,840  $5,277,896


Loan Maturity and Interest Rate Sensitivity

The analysis of loan maturities at December 31, 1993, and the rate structure for the categories indicated are:

                                                                                       Rate Structure of Loans
                                                      Maturity                            Due After One Year
                                          ________________________________________     ___________________________

                                                     Over One                             With Pre      With
                                          One Year  Year Through  Over Five               determined  Floating
                                           Or Less   Five Years     Years      Total         Rate       Rate
                                          ________________________________________     ___________________________

                                                            (In thousands)                   (In thousands)
Commercial, financial and agricultural .  $1,315,804   $521,346   $24,607   $1,861,757     $343,574   $202,379
Industrial development revenue bonds . .       9,028     10,000     8,793       27,821       11,369      7,424
Real estate - construction . . . . . . .     159,636     54,733       --       214,369       35,128     19,605
Lease financing. . . . . . . . . . . . .      80,027    158,047     1,487      239,561      159,534        --

_________________________________________________________________________

                                          $1,564,495    $744,126  $34,887   $2,343,508      $549,605   $229,408


Nonaccrual, Past Due and Restructured Loans

The Corporation's nonaccrual, past due and restructured loans at December 31, of each year are:

                                                  1989         1990        1991         1992         1993
                                                __________________________________________________________
Nonaccrual loans . . . . . . . . . . . . . .    $34,920      $45,706     $47,519      $31,630      $27,880
Loans past due 90 days or more . . . . . . .      5,613        3,682       6,148        5,009        5,694
Restructured loans . . . . . . . . . . . . .      6,892        5,464       4,075        3,601        2,195
                                                __________________________________________________________

                                                $47,425      $54,852     $57,742      $40,240      $35,769


Generally, a loan is placed on nonaccrual if payment of interest is more than 60 days delinquent and the loan has been determined by management to be a "problem" loan. In addition, loans which are past due 90 days or more as to interest or principal are also placed on non-accrual. Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral.


Information with respect to nonaccrual and restructured loans (in thousands) at December 31, 1993, is as follows:

        Gross interest income which would have been
            recorded under original terms . . . . . . . $3,557

        Interest income recorded during the period. . . $1,804


Potential Problem Loans

At December 31, 1993, the Corporation had $14,475 of loans for which payments are presently current, but the borrowers are experiencing serious financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.


Other Interest Bearing Assets

At December 31, 1993, the Corporation's commercial finance subsidiary had $2,342 of corporate debt investment securities on nonaccrual status. The gross interest that would have been recorded in 1993 under the original terms amounted
to $257.   Interest income recorded during 1993, with respect to such debt securities was $35.

Summary of Loan Loss Experience

Information relating to the Corporation's consolidated allowance for loan losses and the amount of loans charged off and recoveries, by type, for each of the years ended December 31 is:

                                                       1989       1990        1991        1992       1993
                                                   ___________________________________________________________
Average loans outstanding during the year,
    net of unearned income . . . . . . . . . . . . $4,382,709  $4,735,080  $4,745,683  $4,803,413  $5,035,183


Allowance for loan losses at beginning of year . . $   54,109  $   57,308  $   68,723  $   73,915  $   85,884
Allowance of banks acquired or sold. . . . . . . .      1,058       1,782        --          --          --

Loans charged off:
    Commercial, financial and agricultural . . . .      5,538      18,026       8,429       3,963       2,289
    Real estate--construction. . . . . . . . . . .         40         851         342         461          41
    Real estate--mortgage. . . . . . . . . . . . .      2,536       6,678       6,272       3,980       1,327
    Personal . . . . . . . . . . . . . . . . . . .      5,428       9,493       4,760       3,762       2,314
    Lease financing. . . . . . . . . . . . . . . .        554         925       1,430       1,426         815
                                                   ___________________________________________________________

Total loans charged off. . . . . . . . . . . . . .     14,096      35,973      21,233      13,592       6,786


Recoveries on loans previously charged off:
    Commercial, financial and agricultural . . . .      1,786       2,136       3,375       7,552       2,153
    Real estate--construction. . . . . . . . . . .          2         116         175          92          40
    Real estate--mortgage. . . . . . . . . . . . .        208         284         465       1,217       1,371
    Personal . . . . . . . . . . . . . . . . . . .      1,752       3,256       1,809       1,426       1,246
    Lease financing. . . . . . . . . . . . . . . .        145          39          46         123         216
                                                   ___________________________________________________________

Total recoveries on loans previously charged off . . .  3,893       5,831       5,870      10,410       5,026



                                                       1989       1990        1991        1992       1993
                                                   ___________________________________________________________
Net loans charged off. . . . . . . . . . . . . . .     10,203      30,142      15,363       3,182       1,760

Additions to allowance charged to operating expense    12,344      39,775      20,555      15,151     9,065(1)
                                                   ___________________________________________________________

Allowance for loan losses at end of year . . . . .    $57,308     $68,723     $73,915     $85,884      $93,189



Ratio of net loans charged off to
    average loans outstanding. . . . . . . . . . .       .23%        .64%        .32%       .07%          .03%


(1) The amount of the addition to the allowance charged to operating expense for the year ended December 31, 1993, is the amount necessary to bring the allowance for loan losses at December 31, 1993, to a level believed adequate by management to absorb current estimated potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan portfolio, loan loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan losses charged against income.

       The Corporation's evaluation of the adequacy of the allowance for loan losses broadly consists of two levels of analysis. The first level focuses primarily on assessments of specific credits, as described more fully below. The second more general level of analysis focuses on categories of similar type loans and portfolio segments (e.g., commercial/individual; real estate/non-real estate; geographical regions related to the locations of affiliate banks). These methodologies include multiple analytical approaches which are viewed together to assess overall reserve and provision levels. The analyses consider, among other factors, historical loss experience, current and anticipated economic conditions, loan portfolio trends, portfolio composition by segment, assigned credit grades, and estimates of potential loss exposures.

       The loan portfolios of the Corporation's affiliate banks and leasing subsidiary are subject to continual management oversight and quarterly analyses. Management's analyses are based on the Corporation's credit grading system which classifies loans in a manner similar to that of bank regulatory examiners, with estimates of probable and potential losses derived. Management's assigned credit grades and quarterly portfolio analyses are subject to independent monitoring by the Corporation's credit review group, which also performs periodic portfolio reviews at each affiliate. The credit review group prepares reports on the results of their evaluations of affiliate loan portfolios, which together with quarterly analyses of credit exposure provided by affiliate management, serve as the basis for determining the adequacy of the allowance for loan losses.

       Management utilizes the above-described reserve analysis approaches to determine the overall adequacy of the allowance for loan losses. Management's overall assessment is based on its view of the loan portfolio as consisting of commercial business loans, real estate loans, personal loans, and direct financing leases. Industrial development revenue bonds are viewed as commercial real estate loans.

       During 1993, consolidated net charge-offs decreased to $1.8 million, representing $6.8 million of charge-offs, offset by $5.0 million of recoveries. This decrease follows the lower than normal $3.2 million of losses experienced in 1992. The lower than normal levels experienced in 1992 and 1993 contrast with the higher than historic levels of losses experienced in 1990 and 1991. The $5.0 million of recoveries recognized in 1993 reflect a return to more normal historic levels. The higher $10.4 million of recoveries recognized in 1992 were primarily due to collection of a large commercial loan charge-off recorded in 1990. The reduction in consolidated charge-off levels in 1992 and further reduction in 1993, reflect the relative strength of the Wisconsin economy and stabilization in the Arizona economy and real estate values. The Corporation's Arizona-based loan portfolio represents approximately 4% of the total portfolio. The Corporation's 1993 provision level of $9.1 million, which is the lowest provision level in the last five years, results in a year-end 1993 loan loss reserve of $93.2 million or 1.74% of total loans, as compared to the year-end 1992 reserve level of 1.76%. The increased reserve levels in 1992 and 1993, reflect the Corporation's favorable net charge-off experience and the inherent cyclical nature of economic conditions and related credit impacts. The year-end 1993 reserve level is considered adequate given uncertainties regarding the economic conditions in the country and the Corporation's primary service areas.

       The 1993 charge-off levels for commercial and real estate loans decreased to their lowest level in five years and were offset by nearly equal levels of recoveries. The minimal net charge-offs for commercial loans in 1993 reflect the general stability of the Wisconsin and Arizona economies relative to the less favorable conditions experienced in 1990 and 1991. The minimal net recoveries on real estate loans in 1993, compare to net charge-off levels of $7.1 million, $6.0 million, and $3.1 million experienced in 1990, 1991 and 1992, respectively. This trend reflects the weakness in economic conditions and real estate values which had significantly impacted the Corporation's Arizona-based portfolio, and resulted in the higher than historic levels of losses experienced in 1990 and 1991. Personal loan net charge-offs decreased further in 1993, as compared to 1992 and prior year levels, reflecting, in part, a continued de-emphasis on certain consumer oriented products which had resulted in higher loss levels in 1989 and 1990, and the impact of overall economic conditions. In 1993, the Corporation's lease financing portfolio net charge-offs decreased to the lowest level since 1989 reflecting the favorable impact of economic conditions on this portfolio segment which has experienced growth in recent years.

       Disregarding the undetermined impacts of the pending Valley Bancorporation acquisition, the existing Corporation's charge-off and provision levels for 1994 are expected to continue to be largely dependent on economic conditions in the Corporation's primary service areas. While Wisconsin's economy continues to be relatively stable and the Arizona and national economies reflect some continued strengthening, should the country's economic conditions deteriorate, the Corporation's Wisconsin and Arizona markets may be adversely affected. Absent deterioration in these conditions, total charge-offs for 1994 are not currently expected to vary significantly from 1993 levels and offsetting recoveries are currently expected to decrease from 1993 levels. At the present time, there are no material loans which are known or believed to be in imminent danger of deteriorating or defaulting which are currently expected to give rise to material charge-offs; however, loss levels can be significantly impacted by a few large loans which could deteriorate unexpectedly or be adversely impacted by economic conditions. Based on current conditions, commercial loan losses for 1994 are expected to remain below peak 1990 levels, with net charge-offs anticipated to more closely parallel historic levels. Commercial real estate loans continue to be highly vulnerable to regional economic conditions and real estate values; however, based on current conditions, real estate loan losses for 1994 are expected to remain below the higher than normal levels experienced in 1990 and 1991. Based on the existing portfolio size and composition, personal loan losses for 1994 are currently expected to increase somewhat from 1993 levels, but remain below the peak levels experienced in 1990. At the present time, direct lease financing losses for 1994 are expected to increase somewhat from 1993 levels, to more closely parallel historic levels; however, actual losses could be impacted by portfolio growth, fraud, or unanticipated weaknesses in industry segments within the portfolio.


Deposits

      The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows:

                                            1991                   1992                    1993
                                     _________________      _________________       _________________

                                      Amount      Rate       Amount      Rate        Amount      Rate
                                     _________________      _________________       _________________
Noninterest bearing demand deposits   $1,200,345             $1,367,413              $1,510,414
Interest bearing demand deposits         565,842  4.35%         651,960  2.79%          703,498  1.95%
Savings deposits                       1,660,112  5.00        1,920,495  3.34         1,998,356  2.57
Time deposits                          2,349,341  6.97        1,999,673  5.41         1,785,318  4.52
                                      _________________      _________________       _________________

Total deposits                        $5,775,640              $5,939,541              $5,997,586


        The maturity distribution of time deposits issued in amounts of $100,000 and over and outstanding at December 31, 1993 (in thousands) is:

      Three months or less. . . . . . . . . . . . . . . . . . . . . $109,803
      Over three and through six months . . . . . . . . . . . . . .   32,732
      Over six and through twelve months. . . . . . . . . . . . . .   30,117
      Over twelve months. . . . . . . . . . . . . . . . . . . . . .   67,500
                                                                    $240,152

At December 31, 1993, time deposits issued by foreign offices totalled $29,083.

Return on Equity and Assets

                                                       1989       1990        1991        1992       1993
                                                       _____     _____        ____        _____     _____
Return on assets:
    Before cumulative effect of changes
    in accounting principles                           1.26%      1.00%       1.36%       1.56%      1.62%

    After cumulative effect of changes
    in accounting principles                           1.26       1.00        1.36        1.46       1.62

Return on equity:
    Before cumulative effect of changes
    in accounting principles                           16.02     12.14       15.57       16.16      16.11

    After cumulative effect of changes
     in accounting principles                          16.02     12.14       15.57       15.29      16.11

Dividend payout ratio                                  28.93     37.86       30.64       31.51      30.68
Average equity to average assets ratio                  7.88      8.23        8.75        9.55      10.08
Ratio of earnings to fixed charges (a)
    Excluding interest on deposits                      2.39 x    2.42 x      3.79 x      5.51 x      6.21 x
    Including interest on deposits                      1.34 x    1.28 x      1.45 x      1.76 x      2.07 x


  (a) - See Exhibit 12 for detailed computation of these ratios.


Short-Term Borrowings

        Information related to the Corporation's funds purchased and security repurchase agreements for the last three years is as follows (in thousands):

                                                            1991       1992       1993
                                                          ______________________________

                                                                 (In thousands)
        Amount outstanding at year end                    $381,473   $398,673   $454,980
        Average amount outstanding during the year         447,819    394,129    495,806
        Maximum amount outstanding at any month's end      516,194    510,493    749,567
        Weighted average interest rate at year end            3.71%      2.56%      2.75%
        Weighted average interest rate during the year        5.43%       3.31%     2.90%


Item 2.  Properties.

        Both M&I and M&I Bank occupy offices on all or portions of 16 floors of a 21-story building, completed in 1969 and located at 770 North Water Street, Milwaukee, Wisconsin. A subsidiary of M&I Bank owns the building and its adjacent 10-story parking lot and leases unoccupied floors to a professional tenant. Bank facilities at this location include five closed circuit TV drive-in stations and six closed circuit TV walk-in stations. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility.

        M&I Bank operates 24 branch offices or divisions located in Milwaukee and in surrounding suburban communities. A wholly-owned subsidiary of M&I Bank owns the buildings at four branch sites, located in the western and in the southern sections of downtown Milwaukee, and in Glendale, a Milwaukee suburb. Eight branches, located in Milwaukee suburbs, occupy buildings owned by M&I Bank. The remaining branches occupy leased facilities.

        Thirty-four of M&I's other subsidiary banks are located in cities throughout Wisconsin. M&I Thunderbird Bank, a wholly-owned subsidiary of M&I, is located in Phoenix, Arizona and has 12 offices in surrounding Maricopa County communities. Thirty-four subsidiary banks occupy modern facilities owned by the banks or by M&I.

         M&I Data Services owns a 328,000 square foot data processing facility located in Brown Deer, a suburb of Milwaukee, from which it conducts data processing activities for M&I, its subsidiaries and other financial institutions throughout the nation. A new addition that nearly doubled the size of the Brown Deer Operations Center was completed in 1993. M&I Data Services leases 50,000 square feet of commercial office space in Brown Deer for the development and marketing of software packages, the sale and support of personal computer networks and the development and support of trust processing services; leases additional processing centers in Elk Grove Village, Illinois; Madison and Wausau, Wisconsin; Tampa and Fort Lauderdale, Florida and Phoenix, Arizona; and leases space for sales offices in Glastonbury, Connecticut; West Palm Beach, Florida; Wayne, Pennsylvania and De Pere, Wisconsin. In addition, M&I Data Services manages a processing center in New York, New York under a facility management contract.


Item 3.  Legal Proceedings.

        M&I is not currently involved in any material pending legal proceedings other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders.

        Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer                            Office

J.B. Wigdale   Chairman of the Board since December, 1992, Chief Executive
  Age 57       Officer since October, 1992, Director since December, 1988,
               Vice Chairman of the Board, December, 1988 to December, 1992,
               Vice President, 1984 to December, 1988, Marshall & Ilsley
               Corporation; Chairman of the Board since January, 1989, Chief
               Executive Officer since 1987, Director since 1981, President,
               1981 to January, 1989, M&I Marshall & Ilsley Bank; President and Director - M&I Financial Corp., M&I Insurance Company of
               Arizona, Inc., M&I Building Corp. and M&I Capital Markets
               Group, Inc.; Director - M&I First National Leasing Corp., M&I
               Mortgage Corp., Richter-Schroeder Company, Inc., M&I Data
               Services, Inc., Loujo Company and Marshall & Ilsley Trust
               Company.

D.J. Kuester   Director since February, 1994, President since 1987, Marshall
  Age 52       & Ilsley Corporation; President and Director since January,
               1989, Vice President, 1979 to January, 1989, M&I Marshall &
               Ilsley Bank; Chairman of the Board, Chief Executive Officer and Director, M&I Data Services, Inc.; Director - M&I
               Financial Corp., M&I Building Corp and M&I Insurance Company of Arizona, Inc.

G.H.           Director since February, 1994, Executive Vice President and
Gunnlaugsson   Chief Financial Officer since 1987, Marshall & Ilsley
  Age 49       Corporation; Vice President of M&I Marshall & Ilsley Bank
               since 1976; Vice President and Director, M&I Insurance Company of Arizona, Inc.; Director - M&I Mortgage Corp. and M&I Data
               Services, Inc.; Director - Loujo Company.

G.D. Strelow   Senior Vice President and Human Resources Director of Marshall
  Age 59       & Ilsley Corporation since 1993; Vice President and Human
               Resources Director of M&I Marshall & Ilsley Bank since 1980.


M.A. Hatfield  Senior Vice President since 1993, Treasurer since 1986 and
  Age 49 Secretary since 1981, Marshall & Ilsley Corporation; Vice President and Secretary, M&I Marshall & Ilsley Bank; Secretary
               - M&I First National Leasing Corp., M&I Capital Markets Group, Inc., Marshall & Ilsley Trust Company, M&I Investment Management Corp., Marshall & Ilsley Trust Company of Florida, M&I Ventures Corporation and M&I Brokerage Services, Inc.; Secretary, Treasurer and Director - M&I Financial Corp., M&I Building Corp., M&I Insurance Company of Arizona, Inc. and M&I Insurance Services, Inc.; Secretary and Treasurer, M&I Mortgage Corp.; Secretary and Director, M&I Data Services, Inc.; Director - Richter-Schroeder Company, Inc., Loujo Company and M&I Wauwatosa State Bank.

P.R.           Vice President and Corporate Controller since April, 1989,
Justiliano     Vice President, December, 1986 to April, 1989, Marshall &
  Age 43       Ilsley Corporation.

J.L. Roberts   Vice President and Corporate Banking Controller of Marshall
  Age 41       & Ilsley Corporation since April, 1989; Vice President and
               Controller of M&I Marshall & Ilsley Bank since 1986.

J.L.           Senior Vice President of Marshall & Ilsley Corporation since
Delgadillo     1993; Director of M&I Data Services, Inc. since 1994;
  Age 42       President and Chief Operating Officer of M&I Data Services,
               Inc. since 1993; Senior Vice President of M&I Data Services,
               Inc. since 1989.

         If M&I completes the Merger with Valley, additional executive officers of M&I will be appointed as described in M&I's Registration Statement on Form S-4 (Reg. No. 33-51753) as filed with the Securities and Exchange Commission.

                                       PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Stock Listing

Marshall & Ilsley Corporation common stock is traded under the symbol "MRIS" in the "NASDAQ National Market," and quotations are supplied by the National Association of Securities Dealers.

Common Dividends Declared*

                                               1993          1992
                                               ____         _____

First Quarter                                  $.12          $.11
Second Quarter                                  .14           .12
Third Quarter                                   .14           .12
Fourth Quarter                                  .14           .12
                                               ____         _____

                                               $.54          $.48

Price Range of Stock (Low and High Bid)

                 First Quarter             $21.06-23.31  $17.25-18.25
                 Second Quarter             22.94-25.75   16.94-20.56
                 Third Quarter              21.25-25.00   19.19-21.81
                 Fourth Quarter             21.75-24.25   20.06-22.06

* May not add due to rounding. A discussion of the regulatory restrictions on the payment of dividends can be found under Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, and in footnote 11 to M&I's Consolidated Financial Statements in Item 8 of this Form 10-K.

Holders of Common Equity

      At December 31, 1993 M&I had approximately 10,374 record holders of its Common Stock.

Item 6.  Selected Financial Data


CONSOLIDATED SUMMARY OF EARNINGS
Years ended December 31 ($000's except share data)

                                                       1993        1992        1991        1990        1989
                                                    ________________________________________________________
Interest Income:
      Loans                                         $383,560    $400,414    $463,867    $501,005    $473,088
            Investment Securities:
              Taxable                                 85,201      98,031      97,348      99,466      95,448
              Tax Exempt                              12,851      20,778      27,587      28,907      30,716
            Short-term Investments                     5,924      12,849      19,054      12,381      12,707
                                                    ________________________________________________________

Total Interest Income                                487,536     532,072     607,856     641,759     611,959

Interest Expense:
            Deposits                                 145,717     190,582     271,454     297,063     273,546
            Short-term Borrowings                     16,714      14,600      27,288      50,763      66,866
            Long-term Borrowings                      15,927      19,085      20,146      18,540      18,004
                                                    ________________________________________________________

Total Interest Expense                               178,358     224,267     318,888     366,366     358,416
                                                    ________________________________________________________

Net Interest Income                                  309,178     307,805     288,968     275,393     253,543
Provision for Loan Losses                              9,065      15,151      20,555      39,775      12,344
                                                    ________________________________________________________
Net Interest Income After
            Provision for Loan Losses                 300,113    292,654     268,413     235,618     241,199

Other Income:
            Data Processing Services                  136,044    112,964      92,580      75,047      63,298
            Trust Services                             48,595     45,595      43,133      39,942      37,938
            Other                                     115,233    107,317      91,867      76,537      69,513
                                                    ________________________________________________________

Total Other Income                                    299,872    265,876     227,580     191,526     170,749

Other Expense:
            Salaries and Benefits                     233,564    215,932     187,456     172,690     161,023
            Other                                     169,858    168,141     162,055     150,199     127,741
                                                    ________________________________________________________

Total Other Expense                                   403,422    384,073     349,511     322,889     288,764
                                                    ________________________________________________________

Income Before Taxes                                   196,563    174,457     146,482     104,255     123,184
Provision for Income Taxes                             71,072     57,835      47,135      32,921      37,736
                                                    ________________________________________________________

Income Before Accounting Changes                      125,491    116,622      99,347      71,334      85,448
Changes in Accounting Methods                             --      (7,387)        --          --          --
                                                    ________________________________________________________

Net Income                                           $125,491   $109,235    $ 99,347    $ 71,334    $ 85,448


Years ended December 31 ($000's except share data)

                                                       1993        1992        1991        1990        1989
                                                    ________________________________________________________
Per Share*:
            Primary Net Income
              Before Accounting Changes                $1.87       $1.73       $1.50       $1.08      $1.28
            Primary net Income
              After Accounting Changes                  1.87        1.62        1.50        1.08       1.28
            Fully Diluted Net Income
              Before Accounting Changes                 1.76        1.62        1.40        1.03       1.21
            Fully Diluted Net Income
              After Accounting Changes                  1.76        1.52        1.40        1.03       1.21
            Common Dividend Declared                     .54         .48         .43         .39        .35

Other Significant Data:
            Year-End Common Stock Price                23.63       21.17       18.33        9.58      11.50
            Return on Average Shareholders' Equity
              Before Accounting Changes                16.11%      16.16%      15.57%      12.14%     16.02%
            Return on Average Shareholders' Equity
              After Accounting Changes                 16.11       15.29       15.57       12.14      16.02
            Return on Average Assets
              Before Accounting Changes                 1.62        1.56        1.36        1.00       1.26
            Return on Average Assets
              After Accounting Changes                  1.62        1.46        1.36        1.00       1.26
            Stock Splits                             3 for 1          --          --          --         --

_______________

*Restated for the 3 for 1 stock split effected in the form of a 200% stock dividend distributed to shareholders in May, 1993.

CONSOLIDATED AVERAGE BALANCE SHEETS
Years ended December 31 ($000's except share data)

                                               1993          1992         1991         1990         1989
                                           _________________________________________________________________
Assets:
   Cash and Due from Banks                 $   454,014  $   421,289  $   396,232  $   409,963   $   411,943
   Short-term Investments                      182,729      342,176      329,484      143,916       131,730
   Trading Securities                            4,304        5,387        5,648        7,165         8,983
   Investment Securities:
      Taxable                                1,525,630    1,315,545    1,155,005    1,169,995     1,145,256
      Tax Exempt                               250,677      345,491      392,753      392,184       414,199
        Loans:
           Commercial                        1,821,254    1,757,691    1,738,436    1,778,950     1,744,822
           Real Estate                       2,340,623    2,236,908    2,236,168    2,129,184     1,896,388
           Personal                            641,205      586,535      583,933      656,881       586,195
           Lease Financing                     232,101      222,279      187,146      170,065       155,304
                                           _________________________________________________________________

                                             5,035,183    4,803,413    4,745,683    4,735,080     4,382,709
           Allowance for Loan Losses            90,120       78,956       72,320       62,011        56,953
                                           _________________________________________________________________

   Net Loans                                 4,945,063    4,724,457    4,673,363    4,673,069     4,325,756
   Other Assets                                362,178      327,830      337,058      343,675       332,867
                                           _________________________________________________________________

Total Assets                                $7,724,595   $7,482,175   $7,289,543   $7,139,967    $6,770,734


Liabilities and Shareholders' Equity:
   Noninterest Bearing Deposits              $1,510,414   $1,367,413   $1,200,345   $1,140,637   $1,118,457
      Interest Bearing Deposits:
      Savings and NOW Accounts                1,563,517    1,401,969    1,159,678    1,087,503    1,062,938
      Money Market Savings                    1,138,337    1,170,486    1,066,276      939,803      950,329
      CDs of $100 or more                       204,265      233,145      362,184      489,642      361,088
      Other                                   1,581,053    1,766,528    1,987,157    1,891,991    1,659,800
                                           _________________________________________________________________

   Total Deposits                             5,997,586    5,939,541    5,775,640    5,549,576    5,152,612
   Short-term Borrowings                        571,594      439,935      498,845      648,541      746,967
   Long-term Borrowings                         208,772      212,657      211,310      192,126      188,348
   Accrued Expenses and Other Liabilities       167,819      175,690      165,650      162,216      149,276
   Shareholders' Equity                         778,824      714,352      638,098      587,508      533,531
                                           _________________________________________________________________

Total Liabilities and Shareholders' Equity   $7,724,595   $7,482,175   $7,289,543   $7,139,967   $6,770,734


Other Significant Data:
           Book Value at Year End***             $11.99       $11.47        $10.31        $9.28       $8.59
           Average Common Shares
             Outstanding***                  63,537,534   63,859,455    63,063,834   63,284,286  63,737,022
           Shareholders of Record at
             Year End*                           10,374        9,381         9,462       10,129       9,979
           Employees at Year End*                 6,611        6,315         6,137        6,001       5,953

Historically Reported Credit Quality Ratios:*
           Net Loan Charge-offs to Average Loans    .03%         .07%         .32%          .64%        .23%
           Total Nonperforming Loans** & OREO to
             End of Period Loans & OREO              .86         1.14          1.49         1.41        1.24
           Allowance for Loan Losses to
             End of Period Loans                    1.74         1.76          1.55         1.44        1.24
           Allowance for Loan Losses to
             Total Nonperforming Loans**              261          213           128          125        121

____________
*Not restated for acquisitions accounted for as poolings of interests **Nonaccrual loans, restructured loans, and loans past due 90 days or more ***Restated for 3 for 1 stock split

YIELD & COST ANALYSIS
(Tax equivalent basis) Years ended December 31


                                               1993         1992         1991         1990         1989
                                             ____________________________________________________________
Average Rates Earned:
           Loans                               7.65%        8.38%        9.84%       10.67%       10.90%
           Investment Securities - Taxable     5.58         7.45         8.43         8.50         8.33
           Investment Securities - Tax Exempt  7.46         8.58         9.85        10.24        10.36
           Trading Securities                  4.37         4.79         6.48         7.68         7.95
           Short-term Investments              3.15         3.69         5.68         8.24         9.12

Average Rates Paid:
           Interest Bearing Deposits           3.25%        4.17%        5.93%        6.74%        6.78%
           Short-term Borrowings               2.92         3.32         5.47         7.83         8.95
           Long-term Borrowings                7.63         8.97         9.53         9.65         9.56
           M&I Marshall & Ilsley Bank Average
             Prime Rate                        6.00%        6.25%        8.46%       10.01%       10.87%

Summary Yield and Cost Analysis:
(As a % of Average Assets)
           Average Yield                       6.41%        7.26%        8.53%        9.20%        9.29%
           Average Cost                        2.31         3.00         4.37         5.13         5.29
                                             ____________________________________________________________

           Net Interest Income                 4.10         4.26         4.16         4.07         4.00
           Provision for Loan Losses            .12          .20          .28          .56          .18
                                             ____________________________________________________________
           Net Interest Income After
             Provision for Loan Losses         3.98         4.06         3.88         3.51         3.82
           Net Securities Gains                 .10          .11          .06          .02          .05
           Other Income                        3.78         3.44         3.06         2.66         2.48
           Other Expense                       5.22         5.13         4.80         4.51         4.28
                                             ____________________________________________________________

           Income Before Income Taxes          2.64         2.48         2.20         1.68         2.07
           Provision for Income Taxes          1.02          .92          .84          .68          .81
                                             ____________________________________________________________
           Income Before Cumulative
             Effect of Accounting Changes      1.62         1.56         1.36         1.00         1.26

           Net Income                          1.62%        1.46%        1.36%        1.00%        1.26%


Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations

      Marshall & Ilsley Corporation reported consolidated operating earnings of $125.5 million in 1993, an increase of $8.9 million or 7.6% from the $116.6 million reported in the same period a year ago. Fully diluted earnings per share on the same basis was $1.76 compared to $1.62 for 1992, an increase of 8.6%. The return on average assets and average shareholders' equity was 1.62% and 16.11%, respectively, for the year ended December 31, 1993 and 1.56% and 16.16%, respectively, for 1992. Operating earnings increased $17.3 million or 17.4% in 1992 compared to 1991 while 1992 fully diluted earnings per share increased 15.7% over the prior year.

      The increase in 1993 net income was due to higher net interest income, a lower loan loss provision and higher noninterest related revenues.

      During 1992, the Corporation adopted two new accounting standards which required the recognition of unrecorded post retirement benefits and that current enacted tax rates be used in determining deferred tax balances. The cumulative effect of the adoption of these accounting standards which was recognized as of January 1, 1992, amounted to an after tax charge of $7.4 million or $.10 per share on a fully diluted basis.

Provision for Loan Losses and Credit Quality

      The provision for loan losses amounted to $9.1 million for 1993 a decrease of $6.1 million or 40.2% when compared to $15.2 million in 1992 and $20.6 million in 1991. The decline in the 1993 provision level reflects current favorable trends in nonperforming assets and net charge-offs in relation to the allowance for loan losses.

      Nonperforming assets at December 31, 1993 amounted to $46.4 million compared to $55.6 million at December 31, 1992. Nonperforming loans declined by $4.5 million while other real estate owned declined $4.7 million. The largest contributor in the decline in nonperforming loans was nonaccrual loans which declined $3.8 million and amounted to $27.9 million at December 31, 1993. Each major category of nonaccrual loans declined from the prior year. Other real estate owned declined due to the sale of properties across all major affiliate groups.

      Net charge-offs amounted to $1.8 million for the year ended December 31, 1993 compared to $3.2 million in the prior year. Loan charge-offs in 1993 were at the lowest level reported for the past five years. Recoveries for the year ended December 31, 1993 amounted to $5.0 million, a decline of $5.4 million from that reported for 1992 when recoveries amounted to $10.4 million. During 1992, a $4.4 million recovery on one large commercial loan, partially charged-off in 1990, was realized by our lead bank (M&I Marshall & Ilsley Bank).

      The allowance for loan losses amounted to $93.2 million at December 31, 1993 compared to $85.9 million a year ago, an increase of $7.3 million or 8.5%. While the allowance for loan losses to nonperforming loan coverage ratio increased from 213% at December 31, 1992 to 261% at December 31, 1993, the allowance for loan losses to total loans coverage ratio declined slightly to 1.74% due to the increase in loans outstanding.

      Since the third quarter of 1993, nonperforming assets declined $4.8 million or 9.4%. Nonaccrual loans declined by $3.9 million while other real estate owned declined $1.6 million. Net charge-offs for the fourth quarter of 1993 amounted to $1.2 million which were $1.0 million higher than the third quarter of 1993.

CREDIT QUALITY December 31,
($ 000's)

Consolidated Credit Quality Information

Nonperforming Assets by Type

                                                   1993         1992         1991         1990         1989
                                                  ____________________________________________________________
Loans:
   Nonaccrual                                     $27,880      $31,630      $47,519      $45,706      $34,920
   Renegotiated                                     2,195        3,601        4,075        5,464        6,892
   Past Due 90 Days or More                         5,694        5,009        6,148        3,682        5,613
                                                  ____________________________________________________________

Total Nonperforming Loans                          35,769       40,240       57,742       54,852       47,425

Other Real Estate
   Owned (OREO)                                    10,634       15,341       13,797       12,543       10,255
                                                  ____________________________________________________________

Total Nonperforming Assets                        $46,403      $55,581      $71,539      $67,395      $57,680

Allowance for Loan Losses                         $93,189      $85,884      $73,915      $68,723      $57,308

Net Loan Charge-offs

Loan Charge-offs                                  $ 6,786      $13,592      $21,233      $35,973      $14,096

Loan Recoveries                                    (5,026)     (10,410)      (5,870)      (5,831)      (3,893)
                                                  ____________________________________________________________

Total Net Loan Charge-offs                        $ 1,760      $ 3,182      $15,363      $30,142      $10,203

Consolidated Statistics

Net Charge-offs to
   Average Loans                                     .03%         .07%             .32%     .64%         .23%

Total Nonperforming Loans
   to Total Loans                                     .67          .82         1.21         1.15         1.03

Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned                                  .86         1.14         1.49         1.41         1.24

Allowance for Loan Losses
   to Total Loans                                    1.74         1.76         1.55         1.44         1.24

Allowance for Loan Losses
   to Nonperforming Loans                             261          213          128          125          121


Major Affiliate Group Credit Quality Information

Total Nonperforming Assets by Major Affiliate Group

                                                   1993         1992         1991         1990         1989
                                                  ____________________________________________________________
M&I Marshall & Ilsley Bank                        $13,656      $13,847      $17,628      $17,392      $13,367
Other Wisconsin Affiliates                         28,733       32,982       38,335       37,848       34,352
M&I Thunderbird Bank                                4,014        8,752       15,576       12,155        9,961

Total Nonperforming Assets                        $46,403      $55,581      $71,539      $67,395      $57,680

Loan Loss Provisions by Major Affiliate Group

M&I Marshall & Ilsley Bank                        $ 1,200      $ 2,500      $ 4,316      $12,001      $ 3,336
Other Wisconsin Affiliates                          7,190       10,926       13,539        7,309        5,678
M&I Thunderbird Bank                                  675        1,725        2,700       20,465        3,330

Total Loan Loss Provisions                        $ 9,065      $15,151      $20,555      $39,775      $12,344

Ratio of Allowance for Loan Losses to
Nonperforming Loans by Major Affiliate Group

M&I Marshall & Ilsley Bank                           455%         471%             173%     161%         186%
Other Wisconsin Affiliates                            193          163          122          113          119
M&I Thunderbird Bank                                  434          177           85          116           48

Consolidated                                         261%         213%             128%     125%         121%


       The table below presents a summary of the major categories of consolidated nonaccrual loans:

                                                   1993                                    1992
                                   ___________________________________      __________________________________

                                                   % of                                    % of
                                                   Loan       % of                         Loan        % of
                                    Nonaccrual     Type    Nonaccrual        Nonaccrual    Type    Nonaccrual
                                   ___________________________________      __________________________________
Commercial

Commercial                            $ 5,663       .30%      20.3%           $ 7,745       .44%      24.5%
Lease Financing
Receivables                             2,819      1.18        10.1              2,091       .91       6.6
                                   ___________________________________      __________________________________

Total Commercial                        8,482       .40        30.4              9,836       .50      31.1

Real Estate

Construction and
Land Development                          388       .18         1.4              1,237       .78        3.9

Commercial Real Estate                 12,578      1.18        45.1             12,245      1.31       38.7
Residential Real Estate                 5,014       .40        18.0              6,166       .51       19.5
                                   ___________________________________      __________________________________

Total Real Estate                      17,980       .71        64.5             19,648       .86       62.1

Personal                                1,418       .20         5.1              2,146       .36        6.8
                                   ___________________________________      __________________________________

Total                                 $27,880       .52%      100.0%           $31,630       .65%     100.0%


INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS

        The table below presents a summary of the major elements of the income statement for 1993, 1992, and 1991. Each of the elements is stated as a percent of average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE).

                                                 1993         1992         1991
                                               ______       ______       ______

Interest Income                                 6.41%        7.26%        8.53%
Interest Expense                               (2.31)       (3.00)       (4.37)
                                               ______       ______       ______

Net Interest Income                              4.10         4.26        4.16
Provision for Loan Losses                        (.12)        (.20)       (.28)
Net Securities Gains                              .10          .11         .06
Other Income                                     3.78         3.44        3.06
Other Expense                                   (5.22)       (5.13)      (4.80)
                                               ______       ______       ______

Income Before Income Taxes                       2.64         2.48        2.20
Income Taxes                                    (1.02)        (.92)       (.84)
                                               ______       ______       ______
Income Before Cumulative
Effect of Accounting Changes                    1.62%        1.56%        1.36%

Net Income                                      1.62%        1.46%        1.36%


Net Interest Income

      Net interest income was $309.2 million in 1993, a slight increase from $307.8 million earned in 1992. The benefit was a result of a modest increase in average earning assets combined with a shift in the asset and funding mix.

      Average earning assets increased $186.5 million or 2.7% in 1993 and amounted to $7.0 billion. Short-term investments declined $160.5 million while long-term investments increased $115.3 million and amounted to $1.78 billion. The tax-exempt portion of our long-term investment portfolio continues to decline as the availability of such securities diminish and therefore are replaced with taxable investments.

      Total average loans increased $231.8 million or 4.8% and amounted to $5.04 billion for the year ended December 31, 1993. Average commercial loans grew $63.6 million or 3.6% in 1993 compared to the prior year. Average total real estate loans amounted to $2.34 billion compared to $2.24 billion last year, an increase of 4.6%. Of this increase, commercial real estate increased 9.3% or $91.6 million with business real estate loans contributing $53.4 million of the growth. Residential real estate loans grew a modest 1.0% or $12.1 million and amounted to $1.27 billion in 1993. Personal loans amounted to $641.2 million in 1993, an increase of 9.3% from the prior year. Student loan activity was the largest contributor to the increase. Lease financing grew 4.4% or $9.8 million in 1993 compared to 1992.

      As discussed throughout the year, the shift in our funding mix also helped contribute to the slight increase in net interest income. Average noninterest bearing deposits amounted to $1.51 billion for the year ended December 31, 1993, an increase of $143.0 million or 10.5% from that reported in 1992. Total interest bearing deposits amounted to $4.49 billion a decline of $85.0 million or 1.9% compared to 1992. Core interest bearing deposit accounts increased $129.4 million for 1993 compared to the prior year. Regular savings increased $110.0 million or 14.7% while NOW/Super NOW accounts increased $51.5 million or 7.9% in the current year when compared to 1992. Money market accounts declined

$32.1 million or 2.7%. Large dollar certificate of deposit accounts and other certificates of deposit and time accounts decreased $28.8 million or 12.4%, and $185.5 million or 10.5%, respectively, when comparing 1993 to the prior year.

      In November 1992, the Corporation redeemed, at par, the $60 million
10 1/2% notes due in 1995. In July 1993, the Corporation issued $100 million of 10 year 6.375% unsecured subordinated notes. The proceeds were used for general corporate purposes which included the financing of the treasury share repurchase program announced in April, 1993.

      The net interest margin as a percent of average earning assets declined from 4.68% for the year ended December 31, 1992 to 4.53% in the current year. The average yield on our interest earning assets was 7.08%, a decline of 89 basis points from 1992. Loan yields declined by 73 basis points to 7.65% and our long-term investment securities yielded 5.85%, a decline of 184 basis points from that earned a year ago. The total cost of our interest bearing liabilities amounted to 3.39% for 1993, a decline of 90 basis points when compared to the prior year. The cost of our core interest bearing deposit accounts declined 79 basis points in the current year compared to 1992, while the cost of our other time deposit accounts declined 89 basis points. Due to the above noted realignment of our long-term borrowings, the cost associated with this funding source declined 134 basis points and amounted to 7.63% compared to 8.97% in 1992.

      While the spread between interest earning assets and interest bearing liabilities declined by 1 basis point, the value of our noninterest bearing deposit accounts declined by 89 basis points.

      Net interest income was $307.8 million in 1992, an increase of $18.8 million or 6.5% from the $289.0 million earned in 1991. The improvement was primarily due to an increase in the interest margin, an increase in average earning assets and a continued favorable shift in the funding mix.

      Average earning assets increased $183.4 million or 2.8% in 1992 and grew to $6.8 billion. Total securities increased 7.3% while relatively slower loan growth amounted to 1.2% and was exhibited across all major categories of loans.

      The margin continued to benefit from a more favorable mix of funding sources and interest rate environment trends. Noninterest bearing deposits increased $167.0 million or 13.9% in 1992 compared to the prior year. While total average interest bearing deposit balances remained relatively unchanged in 1992, the changes within the individual categories of deposits helped contribute to the margin increase. The interest margin also benefitted from the more recent interest rate environment trends. While the yield on total average interest earning assets declined from 9.38% in 1991 to 7.97% in 1992, a decline of 141 basis points, the rate paid on our interest bearing liabilities declined 174 basis points. These rates resulted in a net interest margin on average earning assets of 4.68% in 1992 compared to 4.57% in the prior year.

     The table below shows the composition of net interest income on a FTE basis:

ANALYSIS OF NET INTEREST INCOME
($000's)

                                                  1993                                    1992
                                  ____________________________________      __________________________________
                                                              Average                                Average
                                   Average                   Yield or       Average                  Yield or
                                   Balance      Interest       Cost         Balance     Interest       Cost
                                  ____________________________________      __________________________________
Average Assets:

Loans                            $5,035,183     $385,315       7.65%      $4,803,413    $402,362      8.38%

Investment Securities:
Taxable                           1,525,630       85,201       5.58        1,315,545      98,031       7.45
Tax Exempt                          250,677       18,703       7.46          345,491      29,647       8.58

Interest-bearing deposits
 in other banks                      80,853        2,413       2.98          118,237       4,340       3.67

Funds sold and security
 resale agreements                   60,786        1,907       3.14          160,534       5,697       3.55

Trading securities                    4,304          188       4.37            5,387         258       4.79

Other short-term
 investments                         41,090        1,437       3.50           63,405       2,578       4.07
                                  ____________________________________      __________________________________

Total interest-earning assets     6,998,523      495,164       7.08%       6,812,012     542,913       7.97%


Cash and demand deposits
 due from banks                     454,014                                  421,289

Premises and equipment, net         178,865                                  156,600

Other assets                        183,313                                  171,230

Allowance for loan losses           (90,120)                                 (78,956)
                                  __________                               __________

Total Assets                     $7,724,595                               $7,482,175


                                                 1993                                      1992
                                  ____________________________________      __________________________________
                                                              Average                                Average
Average Liabilities and            Average                   Yield or       Average                  Yield or
  Shareholders' Equity             Balance      Interest       Cost         Balance     Interest        Cost
                                  ____________________________________      __________________________________
Savings and interest-bearing
 demand deposits                 $2,701,854     $ 65,109       2.41%      $2,572,455    $ 82,349       3.20%

Other time deposits               1,785,318       80,608       4.52        1,999,673     108,233       5.41

Short-term borrowings               571,594       16,714       2.92          439,935      14,600       3.32

Long-term borrowings                208,772       15,927       7.63          212,657      19,085       8.97
                                  ____________________________________      __________________________________
Total interest-bearing
 liabilities                      5,267,538      178,358       3.39%       5,224,720     224,267       4.29%

Noninterest bearing deposits      1,510,414                                1,367,413

Other liabilities                   167,819                                  175,690

Shareholders' equity                778,824                                  714,352
                                  __________                               __________
Total Liabilities and
 Shareholders' Equity            $7,724,595                               $7,482,175

Net interest margin
 (FTE) as a percent
 of earning assets                               316,806       4.53%                     318,646       4.68%

Fully taxable
 equivalent
 adjustment                                       (7,628)                                (10,841)
                                                ________                                ________

Net Interest Income                             $309,178                                $307,805


Other Income

      Total other income amounted to $299.9 million for 1993, an increase of $34.0 million or 12.8% from $265.9 million reported in 1992. The largest contributor was data processing services revenue which increased $23.1 million or 20.4% in 1993, and amounted to $136.0 million. Processing revenue and software related revenue contributed to the increase. Certain contract termination fees were paid by our customers who terminated their processing agreements due to their being acquired by another entity. The amount recorded as contract termination revenue amounted to $5.4 million in 1993 compared to $1.1 million in 1992.

      Trust services revenue increased $3.0 million or 6.6% in 1993 compared to the prior year.

      Other customer service revenue amounted to $82.4 million for 1993, an increase of $4.3 million or 5.5%, when compared to $78.1 million earned in 1992. Service charges on commercial demand accounts continue to increase and amounted to $21.4 million, an increase of 9.3% or $1.8 million when compared to $19.6 million earned in 1992. Credit card fees increased $1.1 million or 12.9% in 1993 as compared to the prior year. Fees from our brokerage operations increased $1.3 million or 50.3% and amounted to $3.8 million for 1993. Total loan fees amounted to $16.8 million for 1993 compared to $15.8 million in the prior year. Other miscellaneous income also increased in 1993 and amounted to $25.0 million, an increase of 19.9% or $4.1 million, when compared to $20.8 million earned in 1992. Income from the sale of 15 and 30 year mortgages acquired and sold in the secondary market amounted to $6.7 million compared to $3.4 million in 1992, an increase of $3.3 million.

      Net securities gains from Investment Securities Available for Sale amounted to $7.8 million in 1993 compared to $8.3 million in the prior year.
The primary sources of this activity were gains realized by the Corporation from the sale of certain equity securities and gains realized by our Capital Markets affiliate. Gains realized by Capital Markets were $3.3 million in 1993 and $6.7 million in 1992.

      Other income amounted to $265.9 million in 1992, a $38.3 million or 16.8% increase from $227.6 million reported in 1991. The largest contributor was data processing fees which increased 22% in 1992 and amounted to $113.0 million.
This growth was driven by both processing and software revenue growth. Trust services revenue increased 5.7% in 1992 compared to the prior year. Other customer services amounted to $78.1 million in 1992 compared to $66.1 million in 1991. Service charges on deposit accounts, primarily commercial deposit accounts, contributed $3.6 million of the increase in 1992. Fees earned on the origination of real estate loans amounted to $3.9 million in 1992 compared to $2.4 million in 1991. Loan servicing income increased $1.2 million in 1992 and amounted to $4.9 million. Our servicing portfolio grew 48.5% in 1992 and amounted to $1.5 billion at December 31, 1992. Corporate finance fees increased $1.1 million in 1992 while brokerage income increased $1.5 million in 1992 compared to the prior year.

      Net securities gains amounted to $8.3 million in 1992 compared to $4.4 million in 1991. During 1992, our Capital Markets affiliate reported net gains of $6.7 million due primarily to the sale of one of its investments, whereas a loss of $.4 million was recognized in the prior year. The Corporation also sold certain equity securities, carried at the lower of cost or market, and realized a gain of $1.2 million in 1992 and $3.6 million in 1991.

      Other miscellaneous income amounted to $20.8 million in 1992 compared to $21.4 million in the prior year. Income from the sale of 15 and 30 year mortgages acquired and sold in the secondary market amounted to $3.4 million in 1992 compared to $.4 million in the prior year. During 1991, the Corporation accrued $5 million for recovery of losses arising out of litigation settled in 1990.

Other Expense

      Other expense amounted to $403.4 million in 1993 compared to $384.1 million in 1992, an increase of $19.3 million or 5.0%. Salaries and employee benefits expense increased $17.6 million or 8.2% in 1993 compared to the prior year and amounted to $233.6 million. Our data processing subsidiary contributed $16.7 million or 94.5% of the increase which was partially the result of their number of full-time employees increasing from 1600 to 1866. The purchase of a data center in the Southeast resulted in the addition of 144 full-time employees.

      Net occupancy expense for 1993 remained relatively unchanged from the prior year. Equipment expense amounted to $42.5 million, an increase of 9.9% or $3.8 million from 1992. Expanded computer capacity, more data storage devices and other related data processing equipment all contributed to the increase in equipment expense.

      Processing expense increased 25.2% during 1993 and amounted to $13.2 million compared to $10.5 million in the prior year. Our data processing subsidiary contributed a significant portion of this increase. The outsourcing of certain record retention functions resulted in the increase in processing charges by approximately $1.3 million.

      Other miscellaneous expense amounted to $58.6 million, a decrease of $5.0 million or 7.8%, from $63.6 million reported in 1992. This category is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. During 1993 the amount of expense capitalized, net of amortization, exceeded the amount recorded in 1992 by approximately $8.0 million. Of this net increase, $4.9 million related to costs associated with conversion activity while $3.1 million related to increased software development work.

      Total other expense in 1992 increased $34.6 million or 9.9% from $349.5 million reported in the prior year. Salaries and benefits expense amounted to $215.9 million in 1992, an increase of 15.2% from that reported in 1991. Our data processing subsidiary contributed $12.4 million of the increase. Contributing to this growth was an increase in the number of full time employees at that subsidiary. This was driven primarily by the revenue growth discussed above. During 1992, the Corporation established supplemental retirement plans for certain key executives. The expense for these plans included $4.0 million which was nonrecurring.

      Net occupancy expense increased a modest 1.1% in 1992 as compared to 1991. Equipment expense amounted to $38.7 million for 1992 as compared to $36.0 million in 1991. A substantial portion of this increase was due to increased depreciation charges on equipment used by our data processing subsidiary.

      Payments to regulatory agencies amounted to $14.0 million in 1992, an increase of $1.4 million when compared to 1991. The increase was primarily due to higher FDIC insurance costs related to increased deposits in addition to a full year's impact of 1991 insurance rate increases. Processing charges increased $1.3 million or 14.0% in 1992 when compared to the prior year. Approximately 57% of the increase is due to our data processing business.

Income Tax Provision

      The provision for income taxes was $71.1 million in 1993 compared to $57.8 million in 1992 and $47.1 million in 1991. The increases in the provision are due to higher pre-tax earnings and declines in tax exempt income along with an increase of $1.2 million in 1993 due to a change in the Federal tax rate.

Asset/Liability Management

      Asset/Liability management involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity. These strategies determine the characteristics and mix of the balance sheet. They affect net interest margins, maturity patterns, interest rate sensitivity and risk, as well as resource allocations.

      The Corporation combines the active management of the balance sheet position over interest rate cycles with the limited use of hedging products, to confine interest rate risk within prudent parameters. We position the balance sheet in a manner which will match asset and liability repricing schedules to insulate our net interest margin from cyclical swings in interest rates, while consciously matching or mismatching discretionary asset and liability repricing schedules to take advantage of interest rate swings over short periods of time.

      Adequate funding sources are maintained through a full line of deposit and short-term borrowing products, competitively priced to a diversified customer base. Asset diversification provides a proper mix of variable and fixed rate loans, while investment decisions are primarily designed to balance the overall interest rate risk in the balance sheet. Liquidity is provided through marketability and an appropriate schedule of maturing investments.

      A portion of demand deposits are considered rate sensitive under the following assumptions. A core amount of demand deposits is calculated at the beginning of each year. This core number is the average of the previous six months actual and upcoming twelve months forecasted balances. The core balance is considered nonrate sensitive and classified as a nonrate sensitive liability in the "1 year +" time frame. Actual demand deposit balances are compared to the core balance monthly. The difference, positive or negative, is considered rate sensitive and classified as a rate sensitive liability. At December 31, 1993, $314 million of demand deposits were classified as rate sensitive in the "1-30 Days" time frame.

ASSET/LIABILITY MANAGEMENT
($ in millions)

                            1-30         31-90      91-180       181-364                   1
                            Days         Days        Days         Days       Subtotal     Year +        Total
                            __________________________________________________________________________________
Loans                       $2,142      $  397       $  314       $  476      $3,329      $ 1,949      $5,278
Securities                     132         147          127          398         804          870       1,674
Other Interest
 Bearing Assets                129          18           --           --         147           --         147
Other Assets                    --          --           --           --          --          871         871
                            __________________________________________________________________________________

   Total Assets             $2,403      $  562       $  441       $  874      $4,280      $ 3,690      $7,970

Rate Sensitive
 Liabilities                $2,420      $  231       $  309       $  286      $3,246      $ 2,376      $5,622
Nonrate Sensitive
 Liabilities                    --          --           --           --          --        2,348       2,348
                            __________________________________________________________________________________

   Total Liabilities
     & Equity               $2,420      $  231       $  309       $  286      $3,246      $ 4,724      $7,970


Gap                       $   (17)      $  331       $  132       $  588                 $(1,034)
Cumulative Gap                (17)         314          446        1,034
Cumulative Gap as a
 % of Total Assets          -0.21%       3.94%        5.60%       12.97%


Capital Resources

      Shareholders' equity was $750.4 million at December 31, 1993 compared to $760.6 million at December 31, 1992. This decrease resulted from the repurchase of treasury shares which amounted to $117.9 million in 1993. The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the defined minimum regulatory ratios.

      At December 31, 1993, the Corporation had a total risk-based capital ratio of 15.49% and a 12.17% core capital to risk-based asset ratio. Selected leverage capital ratios must also be maintained. The Corporation's leverage ratio at December 31, 1993 was substantially in excess of the minimum 3% to 5% guidelines.

      The Corporation's subsidiaries, primarily its banking subsidiaries, are restricted by regulations from making dividend distributions above prescribed amounts. In addition, banking subsidiaries are limited in making loans and advances to the Corporation. At December 31, 1993 approximately $109.8 million and $92.3 million were available for distribution without regulatory approval from the Corporation's banking and nonbanking subsidiaries, respectively.

      Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy.

      In April, 1993 the Board of Directors authorized a common share repurchase program for 5.7 million shares in anticipation of the conversion of its $50 million convertible note. The Corporation also reaffirmed its on-going program to annually purchase up to 1.5 million shares to fund obligations of its stock option and other benefit plans. During 1993 approximately 5.0 million shares were purchased.

      In July, the Corporation issued $100 million of 10 year, 6.375% unsecured subordinated notes. The newly issued notes are considered an element of total capital for risk-based capital purposes. The proceeds were used for general corporate purposes and to help finance the common share repurchase program. The Corporation also filed a shelf registration statement with the Securities and Exchange Commission to issue up to $150 million of medium-term unsecured and unsubordinated Series C notes which will be due from 9 months to 30 years from the date of issue, at a fixed and floating rate.

      In December, 1993 the Corporation's Board of Directors approved a proposal to amend the Corporation's Restated Articles of Incorporation, as amended, in order to, among other things, increase the authorized Common Stock of the Corporation from 80 million shares to 160 million shares. The proposal is contingent upon shareholder approval and is to be considered at the special meeting of shareholders which is scheduled to be held in February, 1994.

      During 1992 and 1993, the Financial Accounting Standards Board issued numerous standards which affect the accounting and reporting of investment securities, impaired loans and postemployment benefits beginning as early as 1994. As discussed in the Notes to the Consolidated Financial Statements, the Corporation does not anticipate that the pronouncements, taken individually, will have a material impact on the Consolidated Financial Statements.

Item 8.  Consolidated Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
December 31 ($000's except share data)

                                                                                   1993                 1992
Assets                                                                         _______________________________

Cash and Cash Equivalents:
 Cash and Due from Banks                                                       $   479,473        $   491,826
 Funds Sold and Security Resale Agreements                                          59,696             17,435
 Money Market Funds                                                                 35,866             34,768
                                                                               _______________________________

Total Cash and Cash Equivalents                                                    575,035            544,029

Trading Securities, at Market Value                                                  2,305             12,633
Other Short-term Investments, at Cost which Approximates
 Market Value                                                                       49,365            244,345
Investment Securities Held to Maturity,
 Market Value $173,262 ($305,467 in 1992)                                          169,484            300,710
Investment Securities Available for Sale,
 Market Value $1,521,401 ($1,610,377 in 1992)                                    1,504,197          1,582,061

Loans, Net of Unearned Income of $37,939
 ($38,238 in 1992)                                                               5,371,085          4,878,724
Less:  Allowance for Loan Losses                                                    93,189             85,884
                                                                               _______________________________

Net Loans                                                                        5,277,896          4,792,840

Premises and Equipment                                                             196,530            168,889
Accrued Interest and Other Assets                                                  195,402            204,837
                                                                               _______________________________

Total Assets                                                                    $7,970,214         $7,850,344


Liabilities and Shareholders' Equity

Deposits:
 Noninterest Bearing                                                            $1,724,256         $1,636,153
 Interest Bearing                                                                4,471,618          4,575,976
                                                                               _______________________________

Total Deposits                                                                   6,195,874          6,212,129

Short-term Borrowings                                                              633,668            550,376
Accrued Expenses and Other Liabilities                                             187,503            196,998
Long-term Borrowings                                                               202,817            130,201
                                                                               _______________________________

Total Liabilities                                                                7,219,862          7,089,704

Shareholders' Equity:
 Series A Convertible Preferred Stock, $1.00 par value,
   500,000 Shares Authorized, 185,314 Shares Issued;
   Liquidation Preference of $18,531                                                   185                185
 Common Stock, $1.00 par value, 80,000,000 Shares Authorized,
   66,424,646 Shares Issued (22,096,832 in 1992)                                    66,425             22,097
 Additional Paid-in Capital                                                         50,184             93,792
 Retained Earnings                                                                 756,556            666,499
                                                                               _______________________________

                                                                                   873,350            782,573
 Less:Treasury Stock, at Cost, 5,821,786 Shares (644,963 in 1992)                  121,106             18,798
Deferred Compensation                                                                1,892              3,135
                                                                               _______________________________

Total Shareholders' Equity                                                         750,352            760,640
                                                                               _______________________________

Total Liabilities and Shareholders' Equity                                      $7,970,214         $7,850,344


The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31 ($000's except share data)


                                                                       1993            1992            1991
                                                                     _________________________________________
Interest Income

Loans                                                                $383,560        $400,414        $463,867
Investment Securities:
 Taxable                                                               85,201          98,031          97,348
 Exempt from Federal Income Taxes                                      12,851          20,778          27,587
Trading Securities                                                        167             234             340
Other Short-term Investments                                            5,757          12,615          18,714
                                                                     _________________________________________

Total Interest Income                                                 487,536         532,072         607,856

Interest Expense

Deposits                                                              145,717         190,582         271,454
Short-term Borrowings                                                  16,714          14,600          27,288
Long-term Borrowings                                                   15,927          19,085          20,146
                                                                     _________________________________________

Total Interest Expense                                                178,358         224,267         318,888
                                                                     _________________________________________

Net Interest Income                                                   309,178         307,805         288,968
Provision for Loan Losses                                               9,065          15,151          20,555
                                                                     _________________________________________

Net Interest Income After Provision for Loan Losses                   300,113         292,654         268,413

Other Income

Data Processing Services                                              136,044         112,964          92,580
Trust Services                                                         48,595          45,595          43,133
Other Customer Services                                                82,415          78,133          66,064
Net Securities Gains                                                    7,837           8,343           4,381
Other                                                                  24,981          20,841          21,422
                                                                     _________________________________________

Total Other Income                                                    299,872         265,876         227,580

Other Expense

Salaries and Employee Benefits                                        233,564         215,932         187,456
Net Occupancy                                                          23,560          23,805          23,543
Equipment                                                              42,538          38,691          36,043
Payments to Regulatory Agencies                                        14,119          14,027          12,658
Processing Charges                                                     13,197          10,541           9,246
Supplies and Printing                                                   9,808           9,352           8,731
Professional Services                                                   8,038           8,161           7,935
Other                                                                  58,598          63,564          63,899
                                                                     _________________________________________

Total Other Expense                                                   403,422         384,073         349,511

Income Before Income Taxes and Cumulative
 Effect of Changes in Accounting Principles                           196,563         174,457         146,482
Provision for Income Taxes                                             71,072          57,835          47,135
                                                                     _________________________________________
Income Before Cumulative Effect of
 Changes in Accounting Principles                                     125,491         116,622          99,347
Cumulative Effect of Changes in Accounting
 Principles, Net of Income Taxes                                          --           (7,387)            --
                                                                     _________________________________________

Net Income                                                           $125,491        $109,235        $ 99,347

Net Income Per Common Share

Primary:
Income Before Cumulative Effect of Changes
 in Accounting Principles                                              $ 1.87          $ 1.73          $ 1.50
Cumulative Effect of Changes in Accounting Principles                      --            (.11)             --
                                                                     _________________________________________

Net Income                                                             $ 1.87          $ 1.62          $ 1.50

Fully Diluted:
Income Before Cumulative Effect of Changes
 in Accounting Principles                                              $ 1.76          $ 1.62          $ 1.40
Cumulative Effect of Changes in Accounting Principles                      --            (.10)             --
                                                                     _________________________________________

Net Income                                                             $ 1.76          $ 1.52          $ 1.40


The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 ($000's)

                                                                        1993            1992            1991
                                                                  ____________________________________________
Cash Flows From Operating Activities
Net Income                                                        $   125,491     $   109,235     $    99,347
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
   Depreciation and Amortization                                       34,392          20,348          20,578
   Provision for Loan Losses                                            9,065          15,151          20,555
   Gains on Sales of Assets                                           (13,078)        (14,334)         (7,624)
   Proceeds from Sales of Trading
      Securities and Loans Held for Resale                          2,629,311       2,911,508       2,681,022
   Purchases of Trading Securities and
      Loans Held for Resale                                        (2,641,981)     (2,962,291)     (2,699,940)
 Other                                                                 (2,667)         (11,334)         4,509
                                                                  ____________________________________________

   Total Adjustments                                                   15,042          (40,952)        19,100
                                                                  ____________________________________________

   Net Cash Provided by Operating Activities                          140,533           68,283        118,447

Cash Flows From Investing Activities
 Net (Increase) Decrease in Shorter Term Securities                    50,050           36,615        (25,145)
 Proceeds from Maturities of Longer Term Securities                 1,033,029          911,863        589,169
 Proceeds from Sales of Securities Available for Sale                  18,648           17,692         72,774
 Purchases of Longer Term Securities                                 (702,318)      (1,311,362)      (736,861)
 Net (Increase) Decrease in Loans                                    (463,298)         (49,921)        13,536
 Purchases of Assets to be Leased                                     (94,187)         (95,964)       (89,860)
 Principal Payments on Lease Receivables                              105,352           96,062         85,840
 Purchases of Premises and Equipment, net                             (55,129)         (38,341)       (20,348)
 Other                                                                   (393)          28,795          12,338
                                                                  ____________________________________________

   Net Cash Used in Investing Activities                             (108,246)        (404,561)        (98,557)

Cash Flows From Financing Activities
 Net Increase (Decrease) in Deposits                                  (16,255)          79,050         153,458
 Proceeds from Issuance of Commercial Paper                         1,348,661          597,794         607,787
 Principal Payments on Commercial Paper                            (1,325,634)        (522,616)       (644,483)
 Net Increase (Decrease) in Other Short-term Borrowings                62,848             888          (60,767)
 Proceeds from Issuance of Long-term Debt                             116,959          53,121           37,730
 Payments of Long-term Debt                                           (48,659)        (95,768)         (28,149)
 Dividends Paid                                                       (35,421)        (31,634)         (27,998)
 Purchase of Treasury Stock                                          (114,686)            (99)          (1,588)
 Other                                                                 10,906           6,742            4,089
                                                                  ____________________________________________

   Net Cash Provided (Used) by Financing Activities                    (1,281)         87,478           40,079
                                                                  ____________________________________________

Net Increase (Decrease) in Cash and Cash Equivalents                   31,006        (248,800)          59,969
Cash and Cash Equivalents, Beginning of Year                          544,029         792,829          732,860
                                                                  ____________________________________________

Cash and Cash Equivalents, End of Year                          $     575,035   $     544,029    $     792,829


Supplemental Cash Flow Information:
 Cash Paid During the Year for:
   Interest                                                     $     177,484   $     233,069    $     324,923
   Income Taxes                                                        69,299          67,490           47,507


The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
($000's except share data)

                                                           Additional                Treasury
                                      Preferred  Common      Paid-in     Retained     Common      Deferred
                                        Stock     Stock      Capital     Earnings      Stock    Compensation
                                      ______________________________________________________________________
Balance, December 31, 1990              $ 185    $ 21,995    $ 93,066    $517,690     $ 32,753    $   967
Net Income                                 --          --          --      99,347           --         --
Issuance of 69,766 Common Shares
 on Conversion of Convertible Notes        --          69         738          --           --         --
Issuance of 280,469 Common Shares
 Under Stock Option and Restricted
 Stock Plans                               --          --      (1,221)         --       (8,145)        --
Acquisition of 56,413 Common Shares        --          --          --          --        1,587         --
Dividends Declared on Preferred Stock -
 $4.55 Per Share                           --          --          --        (844)          --         --
Dividends Declared on Common Stock -
 $0.43 Per Share                           --          --          --     (27,154)          --         --
Net Change in Deferred Compensation        --          --          --          --           --      1,641
Other                                      --          --          --         (66)          --         --
                                      ______________________________________________________________________

Balance, December 31, 1991                185      22,064      92,583     588,973       26,195      2,608


Net Income                                 --          --          --     109,235           --         --
Issuance of 32,558 Common Shares on
 Conversion of Convertible Notes           --          33         344          --           --         --
Issuance of 260,669 Common Shares
 Under Stock Option and Restricted
 Stock Plans                               --          --       (938)          --       (7,589)        --
Acquisition of 5,148 Common Shares         --          --          --          --          192         --
Dividends Declared on Preferred Stock -
 $5.08 Per Share                           --          --          --        (942)          --         --
Dividends Declared on Common Stock -
 $0.48 Per Share                           --          --          --      (30,692)          --         --
Net Change in Deferred Compensation        --          --          --          --            --        527
Other                                      --          --       1,803          (75)          --         --
                                      ______________________________________________________________________

Balance, December 31, 1992                185      22,097      93,792      666,499       18,798      3,135

Net Income                                 --          --          --      125,491          --          --
3 for 1 Stock Split Effected in the
 Form of a 200% Stock Dividend             --      44,194    (44,194)          --           --          --
Issuance of 134,150 Common Shares
 on Conversion of Convertible Notes        --         134         383          --           --          --
Issuance of 1,166,420 Common Shares
 Under Stock Option and Restricted
 Stock Plans                               --          --      (4,675)          --     (15,582)         --
Acquisition of 5,053,317 Common Shares     --          --          --           --     117,890          --
Dividends Declared on Preferred Stock -
 $5.76 Per Share                           --          --          --       (1,067)         --          --
Dividends Declared on Common Stock -
 $0.54 Per Share                           --          --          --      (34,354)         --          --
Net Change in Deferred Compensation        --          --          --          --           --      (1,243)
Other                                      --          --       4,878          (13)         --          --
                                      ______________________________________________________________________

Balance, December 31, 1993              $ 185    $ 66,425    $ 50,184     $756,556    $121,106     $ 1,892


The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993, 1992, and 1991 ($000's except share data)


1.  Summary of Significant Accounting Policies

  Consolidation principles - The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation (the "Corporation") and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 1992 and 1991 Consolidated Financial Statements have been reclassified to conform with the 1993 presentation.

  Cash and cash equivalents - For purposes of the Consolidated Financial Statements, the Corporation defines cash equivalents as short-term investments which have an original maturity of three months or less and are readily convertible into cash.

  Securities - Securities, when purchased, are designated as Trading, Investment Securities Held to Maturity, or Investment Securities Available for Sale and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold.

  Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Investment Securities Available for Sale are carried at the lower of amortized cost or market. See Note 6 for changes affecting Investment Securities Available for Sale beginning January 1, 1994. Short-term Investments other than Trading Securities are stated at cost, which approximates market value.
Trading Securities are carried at market value.   Adjustments to the
carrying value of securities are reflected in the consolidated income statements.

  Loans - Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on direct financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. Loans are generally placed on nonaccrual status when they are past due 90 days as to either interest or principal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.

  The Corporation defers and amortizes fees and certain incremental direct costs, primarily salary and employee benefit expenses, over the contractual term of the loan or lease as an adjustment to the yield. The unamortized net fees and costs are reported as part of the loan balance outstanding.

  Allowance for loan losses - The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan portfolio, loan loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan losses charged against income.

  Premises and equipment - Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 2% to 10% for buildings and 10% to 35% for equipment. Maintenance and repairs are charged to expense and betterments are capitalized.

  Other real estate owned - Other real estate owned includes assets that have been acquired in satisfaction of debts, accounted for as insubstance foreclosures, or bank branch premises held for sale. Other real estate is recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts or accounted for as insubstance foreclosures are charged to the allowance for loan losses, whereas any valuation adjustments on bank branch premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair market value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense.

  Mortgage servicing - Normal fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Gains or losses recognized on the sale of mortgage loans are adjusted to reflect any excess or below market servicing fee generated at the time of sale. Mortgage loans held for sale to investors are carried at the lower of cost or market, determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices.

  Data processing services - Direct costs associated with the production of computer software which will be marketed or used in data processing operations are capitalized and amortized on the straight-line method over the estimated economic life of the product, generally four years. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms, generally five to seven years, of the related servicing contract. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product's technological feasibility are expensed as incurred. Net unamortized capitalized costs were $16,979 at December 31, 1993, and $11,189 at December 31, 1992. Amortization expense was $4,668, $5,161, and $6,059, for 1993, 1992, and 1991, respectively.

  Intangibles - Unamortized intangibles resulting from acquisitions, primarily goodwill, core deposit premiums and purchased mortgage servicing rights were $23,636 at December 31, 1993, and $22,059 at December 31, 1992. Purchased mortgage servicing rights are amortized primarily over the periods during which the corresponding servicing revenues are anticipated to be generated. Adjustments for portfolio runoff in excess of that originally anticipated are made in the period when the excess runoff appears permanent. The other intangibles are amortized principally on the straight-line method over periods ranging from 6 to 20 years. Amortization expense was $3,698, $3,660, and $4,040, for 1993, 1992, and 1991, respectively.

  Foreign exchange contracts - The Corporation enters into foreign exchange contracts primarily to enable customers involved in international trade to hedge their exposure to foreign currency fluctuations. These contracts are carried at market value, with realized and unrealized gains and losses included in other income.

  Stock split - Common stock per share and average share information for years 1992 and prior have been retroactively restated for the 3 for 1 stock split effected in the form of a 200% stock dividend which was distributed to shareholders in May 1993.

  Net income per share - Primary net income per share is computed using the weighted average number of common shares outstanding plus common equivalent shares issuable upon the assumed conversion of the preferred stock outstanding and shares issuable under outstanding stock option plans. The average number of common and common equivalent shares used in computing primary net income per share was 67,046,820 in 1993, 67,522,944 in 1992, and 66,162,405 in 1991.

  Fully diluted net income per share also includes dilution resulting from the assumed conversion of the convertible notes. The average number of shares used in the computation of fully diluted net income per share was 72,957,677 in 1993, 73,673,022 in 1992, and 72,961,527 in 1991.


2.  Business Combination

  In September 1993, the Corporation entered into an Agreement and Plan of Merger ("Merger Agreement") whereby Valley Bancorporation ("Valley"), a Wisconsin bank holding company located in Appleton, Wisconsin, with consolidated assets of approximately $4.6 billion, will merge with and into the Corporation ("the Merger"). Under the terms of the Merger Agreement, each share of Valley common stock will be converted into the right to receive 1.72 shares of the Corporation's common stock in a tax-free reorganization which is to be accounted for as a pooling of interests.

  The following unaudited pro forma data combines the results of operations for the Corporation and Valley, giving effect to the Merger as if it had been consummated at December 31, 1993.

                                              1993         1992        1991
                                             ________    ________    ________

Net Interest Income                          $484,588    $474,345    $430,573

Income Before Cumulative Effects of Changes in
Accounting Principles (Operating Income)      171,487     156,270     130,013

Net Income                                    171,487     147,266     130,013

Income Per Common Share

Primary
Operating Income                                 1.67        1.55        1.33
Net Income                                       1.67        1.46        1.33

Fully Diluted
Operating Income                                 1.60        1.48        1.27
Net Income                                       1.60        1.40        1.27

 The Merger Agreement is to be approved by the shareholders of the Corporation and Valley at their respective special shareholders' meetings which are scheduled for February 1994.

 The Merger is also subject to the approval of certain regulatory authorities. Certain divestitures by the Corporation and Valley will be required in order to obtain regulatory approvals. The Corporation has filed applications with such authorities proposing the divestiture of certain bank branches in the State of Wisconsin with total deposits of approximately $300 million. It is anticipated that Federal Regulators will require the Corporation to obtain commitments for the divestitures prior to consummation of the merger and complete the divestitures within six months of the consummation of the merger. The Corporation does not anticipate that such divestitures will have a material impact on the Consolidated Financial Statements. Consummation of the Merger is expected to occur in the second quarter of 1994.

 The Corporation estimates that employee severance and contract costs, write-downs and write-offs of duplicative facilities, equipment and data processing software associated with the Merger will result in a one-time restructuring charge of approximately $80 million, $48 million net of tax, in 1994. Also, an additional loan loss provision may be recorded at or near the consummation of the Merger to conform Valley's loan valuation policies with those of the Corporation. While the amounts have not been quantified, it is not anticipated that the amount of such provision will be material to the combined entity.


3.  Changes in Method of Accounting

 During 1992, the Corporation adopted Financial Accounting Standard No.
106 "Employers' Accounting for Postretirement Benefits, Other than Pensions" (FAS 106). This standard, which applies to the Corporation's employee health plans, requires that the expected cost of these postretirement benefits be charged to expense in the years the employees render the services necessary to earn their benefits. The Corporation elected immediate recognition of the accumulated postretirement benefit obligation at January 1, 1992.

 The Corporation also adopted during 1992, Financial Accounting Standard
No. 109 "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes to an asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of the change in accounting for income taxes at January 1, 1992, amounted to a $4.8 million reduction of beginning net deferred tax liabilities.

 The following table summarizes the January 1, 1992 effects of these changes in methods of accounting:

                                                         Earnings Per Share
                                       Net Income        Increase (Decrease)
                                   Increase (Decrease)   Primary  Fully Diluted
                                   ____________________________________________
Adoption of accounting standard on
postretirement benefits, net of
income tax benefits of $7,744         $(12,190)          $ (.18)   $ (.17)

Adoption of accounting standard on
income taxes                              4,803             .07       .07
                                   ____________________________________________

                                      $ (7,387)          $ (.11)   $ (.10)


4.  Cash and Due from Banks

 At December 31, 1993, $136,985 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.


5.  Other Short-term Investments

 Other short-term investments at December 31 were:

                                             1993            1992
                                          ________        ________

 Commercial paper                         $ 22,550        $ 72,600
 Interest bearing deposits in other banks   26,815         171,745
                                          ________        ________

 Total other short-term investments       $ 49,365        $244,345

 6.  Securities

 The book and market values of securities at December 31 were:

                                        1993                      1992
                              ______________________   ________________________

                                  Book       Market         Book       Market
                                  Value       Value         Value       Value
                              ______________________   ________________________

Investment Securities Held to Maturity:
States and political
     subdivisions            $  160,238   $  163,999   $  280,349   $  284,878
Mortgage backed securities           58           58       12,014       12,227
Other                             9,188        9,205        8,347        8,362
                              ______________________   ________________________

 Total                       $  169,484   $  173,262   $  300,710   $  305,467

Investment Securities Available for Sale:
U.S. Treasury and
     government agencies     $1,460,009   $1,463,644   $1,545,000   $1,560,183
Other                            44,188       57,757       37,061       50,194
                              ______________________   ________________________

Total                        $1,504,197   $1,521,401  $1,582,061    $1,610,377


 The unrealized gains and losses of securities at December 31 were:

                                        1993                      1992
                              ______________________   ________________________

                               Unrealized  Unrealized    Unrealized  Unrealized
                                  Gains       Losses        Gains       Losses
                              ______________________   ________________________

Investment Securities Held to Maturity:
States and political
     subdivisions             $   4,307   $      546    $   5,954    $   1,425
Mortgage backed securities           --           --          214            1
Other                                23            6           22            7
                              ______________________   ________________________

Total                         $   4,330   $      552    $   6,190    $   1,433

Investment Securities Available for Sale:
U.S. Treasury and
     government agencies      $   5,546   $    1,911    $  18,479    $   3,296
Other                            13,570            1       13,133           --
                              ______________________   ________________________

Total                         $  19,116   $    1,912    $  31,612    $   3,296

  The book value and market value of securities by contractual maturity at December 31, 1993 were:

                                Investment Securities     Investment Securities
                                  Held to Maturity         Available for Sale
                              ______________________   ________________________

                                  Book       Market         Book       Market
                                  Value       Value         Value       Value
                              ______________________   ________________________

Within one year                $ 77,316    $ 77,793     $  727,126  $  730,417
From one through five years      64,978      67,481        735,349     735,677
From five through ten years      21,596      22,365            459         474
After ten years                   5,594       5,623         41,263      54,833
                              ______________________   ________________________

Total                          $169,484    $173,262     $1,504,197  $1,521,401


 Securitized assets are included in the maturity table at contractual estimated liquidation dates and not at the scheduled maturity dates of the underlying collateral.

 The gross realized gains and losses amounted to $7,897 and $60 in 1993 and $13,781 and $5,438 in 1992, and $6,013 and $1,632 in 1991, respectively.

 At December 31, 1993, securities with a book value of approximately $260,111 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

 In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (FAS 115). FAS 115 requires, among other things, that securities classified as available for sale be carried at fair value, however, fair value adjustments and the related income tax effects, are excluded from earnings and reported separately as a component of shareholders' equity. This new standard which must be adopted by the Corporation on January 1, 1994 will not have a material impact on the Consolidated Financial Statements.


7.  Loans

 Loans at December 31 were:

                                                        1993           1992
                                                    __________     __________

 Commercial, financial, and agricultural            $1,861,757     $1,717,874
 Industrial development revenue bonds                   27,821         37,878
 Real estate:
 Construction                                          214,369        158,607
 Residential mortgage                                1,254,748      1,199,407
 Commercial mortgage                                 1,061,635        933,585
 Personal                                              711,194        602,218
 Lease financing                                       239,561        229,155
                                                    __________     __________

 Total loans                                        $5,371,085     $4,878,724

 The Corporation's lending activities are concentrated primarily in the Midwest with approximately 86% of its customers located in Wisconsin. Approximately 4% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $3,029 in foreign credits at December 31, 1993. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1993, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

 The Corporation evaluates the credit risk of each customer on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by individual loan customer but may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guaranties, and general security agreements. Access to collateral is dependent upon the type of collateral obtained. On an on-going basis, the Corporation monitors its collateral and the collateral value related to the loan balance outstanding.

 An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 1993 is presented below. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers and directors and executive officers of subsidiaries previously not considered significant.

 Balance, beginning of year        $  79,302
 New loans                           101,904
 Repayments                         (110,863)
                                   __________

 Balance, end of year              $  70,343


 At December 31, 1993, 85% of these loans were to companies in which directors are principal owners.

 An analysis of the allowance for loan losses follows:

                                      1993          1992          1991
                                    ________      ________     ________

 Balance, beginning of year         $ 85,884      $ 73,915     $ 68,723
 Provision charged to expense          9,065        15,151       20,555
 Charge-offs                          (6,786)      (13,592)     (21,233)
 Recoveries                            5,026        10,410        5,870
                                    ________      ________     ________

 Balance, end of year               $ 93,189      $ 85,884     $ 73,915


 As of December 31, 1993, and 1992, nonaccrual loans totalled $27,880 and $31,630, respectively. The effect of nonaccrual loans on net income in 1993, 1992, and 1991, was not significant.

 In May 1993, the FASB also issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (FAS
114). FAS 114 requires that a loan's value be measured when it has been determined that the loan is impaired and loss is probable. Write-downs which result from the measurement process are to be expensed. This new standard must be adopted by the first quarter of 1995. Based upon the current status of the Corporation's loan portfolio, it is not anticipated that this pronouncement will have a material impact on the Consolidated Financial Statements.

 8.  Premises and Equipment

The composition of premises and equipment at December 31 was:

                                                        1993           1992
                                                    _________       _________

 Land                                               $  24,713       $  24,359
 Buildings and leasehold improvements                 158,920         141,198
 Furniture and equipment                              198,254         169,146
                                                      381,887         334,703
 Less accumulated depreciation                        185,357         165,814
                                                    _________       _________

 Total premises and equipment                        $196,530        $168,889


 Depreciation expense was $29,018 in 1993, $24,430 in 1992, and $21,421 in 1991.

 The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $15,206 in 1993, $15,071 in 1992, and $15,244 in 1991, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993 are:

        1994                     $  4,498
        1995                        3,783
        1996                        3,261
        1997                        2,941
        1998                        2,224
                                  _______

                                  $16,707


9.  Short-term Borrowings

 Short-term borrowings at December 31 were:

                                                        1993           1992
                                                    _________       _________

 Funds purchased and security repurchase agreements  $454,980        $398,673
 U.S. Treasury demand notes                            33,977          27,768
 Commercial paper                                     100,292          77,265
 Current maturities of long-term borrowings            40,148          42,730
 Other                                                  4,271           3,940
                                                    _________       _________

 Total short-term borrowings                         $633,668        $550,376


 Unused lines of credit to support commercial paper borrowings were $40,000 at December 31, 1993 and 1992.

 10.  Long-term Borrowings

 Long-term borrowings at December 31 were:

                                                        1993           1992
                                                    _________       _________
 Corporation:
 8.5% convertible subordinated notes due in 1997    $  50,000       $  50,000
 6.375% subordinated notes due in 2003                 99,373              --
 Medium-term Series B notes                            38,000          54,000
 Other                                                     --           6,194

 Subsidiaries:
 Nonrecourse notes                                     34,116          32,331
 Mortgages                                              3,945           4,195
 9.75% obligation under capital lease due through 2006  5,156           5,353
 Other                                                 12,375          20,858
                                                    _________       _________

                                                      242,965         172,931
 Less current maturities                               40,148          42,730
                                                    _________       _________

 Total long-term borrowings                          $202,817        $130,201


 The 8.5% convertible subordinated notes (the "Notes") require semi-annual interest payments and are convertible at the option of the holder into common stock at a conversion price of $8.75. The holder has the right to exchange common stock, acquired by conversion of the Notes or otherwise, for Series A convertible preferred stock ("Series A"). The holder may own up to 24.9% (computed as the percentage of common shares owned directly or indirectly through conversion privileges) of the Corporation's outstanding common stock and convertible securities, but may not own directly more than 5% of the Corporation's outstanding common stock. Except under limited circumstances, the holder may not sell, transfer or otherwise dispose of the Notes or common stock acquired by conversion, and then, only under prescribed conditions and subject to the Corporation's right of first refusal.

 A portion of the Notes qualify as equity contract notes as defined by the applicable guidelines of the Board of Governors of the Federal Reserve System. The Notes require the holder to take common stock (or other equity securities) in lieu of cash in satisfaction of the claim for principal repayment, unless the Corporation sells new common stock (or certain other equity securities) and dedicates the proceeds thereof to the redemption or retirement of the Notes.

 In July 1993, the Corporation issued $100 million of unsecured subordinated notes at a price of 99.351%. Interest is payable semiannually in January and July of each year and the notes mature July 15, 2003. The notes are not redeemable prior to maturity and qualify as "Tier 2" or supplementary capital for regulatory capital purposes.

 The Corporation has filed registration statements with the Securities and Exchange Commission to issue up to $100 million of medium-term unsecured and unsubordinated Series B and up to $150 million of medium-term unsecured and unsubordinated Series C notes. Both issues have maturities which range from 9 months to 30 years from the date of issue, at a fixed or floating rate.

 The Series B notes outstanding at December 31, 1993 mature in 1994 through 1996, and have fixed interest rates of 4.60% to 8.65%.
Approximately $35,730 of unissued Series B notes are remaining and available to be issued in the future. At December 31, 1993, there were no Series C notes outstanding.

 The nonrecourse notes are reported net of prepaid interest and represent borrowings by the leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 7.77% at December 31, 1993, and are due in installments over varying periods through 2001. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

 The mortgages are secured by land and buildings with a net book value of $8,732 at December 31, 1993.

 Scheduled maturities of long-term borrowings are: $35,254, $19,150, $43,578, and $751 for 1995 through 1998, respectively.


11.  Shareholders' Equity

 The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 500,000 shares as Series A convertible, with a $100 value per share for conversion purposes. Series A is nonvoting preferred stock. The same cash dividends will be paid on Series A as would have been paid on the common stock exchanged for Series A. Series A has the same restrictions on sale as are applicable to the 8.5% convertible subordinated notes.

 The holder of the convertible subordinated notes has the option through 1997 to exchange common stock of the Corporation for Series A. If the common stock is acquired by the holder in conversion of the Notes, the exchange ratio is one share of Series A for 11.43 shares of common stock.
If acquired otherwise, the exchange ratio is one share of Series A, valued at $100, to the holder's weighted average purchase price per common share. Also, the holder has the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. The Corporation has issued 185,314 shares of its Series A convertible preferred stock in exchange for 1,962,900 shares of common stock, which were subsequently retired.

 The preferred stock is treated as a common stock equivalent in all per share calculations.

 In April 1993, the Corporation's Board of Directors authorized a common share repurchase program for 5.7 million shares in anticipation of the conversion of its 8.5% convertible subordinated notes and reaffirmed the Corporation's on-going program for the repurchase of up to 1.5 million shares annually to fund obligations to deliver or have available shares of common stock for stock option and other employee benefit plans. During 1993, the Corporation purchased 5.0 million common shares.

 Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%.

  The Corporation's risk-based capital and leverage ratios are as follows:

                                         RISK-BASED CAPITAL RATIOS
                                          As of December 31, 1993
                                              ($ in millions)


                                   Amount         Ratio
                                  _______        ______

        Tier 1 capital            $   731        12.17%
        Tier 1 capital
          minimum requirement         240          4.00
                                  _______        ______

        Excess                    $   491         8.17%


        Total capital             $   931        15.49%
        Total capital
          minimum requirement         481          8.00
                                  _______        ______

        Excess                    $   450         7.49%


        Risk-adjusted assets      $ 6,008



                                             LEVERAGE RATIO
                                         as of December 31, 1993
                                             ($ in millions)
                                           Amount        Ratio
                                        _________________________
        Tier 1 capital to
          adjusted total assets         $      731        9.29%

        Minimum leverage
          requirement                    236 - 394  3.00 - 5.00
                                        _________________________

        Excess                          $495 - 337 6.29 - 4.29%


        Adjusted average total assets   $    7,877


 All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements.

 Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 1993, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $202,072.

 12.  Income Taxes

 Total income tax expense for the years ended December 31, 1993 and 1992 was allocated as follows:

                                                        1993           1992
                                                    _________       _________

 Income before Cumulative Changes in Accounting      $71,072         $57,835

 Cumulative Effect of Change in Accounting
 for Postretirement Benefits, Other than
 Pensions and Accounting for Income Taxes                 --        (12,547)

 Shareholders' Equity, for Compensation
 Expense for Tax Purposes in Excess of Amounts
 Recognized for Financial Reporting Purposes         (4,878)         (1,803)
                                                    _________       _________

                                                     $66,194         $43,485


 As discussed in Note 3, the Corporation adopted Financial Accounting Standard No. 109 in 1992. This change had no significant effect on net income, excluding the cumulative effect, in 1992. Financial statements for 1991 have not been restated to apply the new standard.

 The current and deferred portions of the provision for income taxes were:

                                      1993          1992          1991
                                     _______       _______      _______
        Current:
          Federal                    $63,783       $56,582      $38,461
          State                       10,992        10,626       10,858
                                     _______       _______      _______

                                      74,775        67,208       49,319
        Deferred:
          Federal                    (3,998)       (9,141)      (1,856)
          State                          295         (232)        (328)
                                     _______       _______      _______

                                     (3,703)       (9,373)      (2,184)
                                     _______       _______      _______
        Total provision
           for income taxes          $71,072       $57,835      $47,135

  The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35% in 1993, 34% in 1992 and 1991, respectively):

                                      1993          1992          1991
                                    _______       _______       _______

 Tax computed at statutory rates    $68,797       $59,315       $49,804
 Increase (decrease) in taxes
   resulting from:
 Federal tax-exempt income          (4,578)       (7,368)       (9,785)
   State income taxes,
   net of Federal tax benefit         7,546         7,292         7,061
   Adjustment to deferred tax
   assets/liabilities for an
   enacted change in tax rate         (469)            --            --
 Other                                (224)       (1,404)            55
                                    _______       _______       _______

 Total provision for income taxes   $71,072       $57,835       $47,135


 The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                              1993            1992
                                           ________        ________
 Deferred tax assets:
 Deferred compensation                     $  6,307        $  5,212
 Allowance for loan losses                   27,216          23,945
 Accrued postretirement benefits             10,661           9,097
 Other                                       16,531          13,280
                                           ________        ________

 Total deferred tax assets                  $60,715         $51,534


 Deferred tax liabilities:
 Lease revenue reporting                    $20,805         $15,315
 Deferred expense,
  net of unearned income                      7,224           4,491
 Fixed assets, principally
  due to depreciation                        13,060          12,219
 Other                                        2,409           6,551
                                           ________        ________

 Total deferred tax liabilities              43,498          38,576
                                           ________        ________

 Net deferred tax assets                    $17,217         $12,958

  Deferred taxes resulted from timing differences in the recognition of income and expense for tax and financial statement purposes. The sources of these differences and the tax effect of each were:

                                                 1991
                                              ________

        Cash basis reporting                  $  (925)
        Loan loss provision                    (2,056)
        Other                                      797
                                              ________

        Total deferred taxes                  $(2,184)

 The amount of income tax expense related to net securities gains amounted to $2,929, $3,381, and $1,330, in 1993, 1992, and 1991,
respectively.


13.  Stock Option and Restricted Stock Plans

 The Corporation has Executive Stock Option and Restricted Stock Plans which provide for the grant of nonqualified and incentive stock options, stock appreciation rights and rights to purchase restricted shares to key employees at prices ranging from not less than the par value of the common shares to the fair market value of the shares at the date of grant.

 Activity relating to common stock options, restated for the 3 for 1 stock split, was:

                                                Number       Option Price
                                               Of Shares       Per Share
                                             __________   _________________

 Shares under option at December 31, 1991     5,655,012   $  2.17 - 17.21
 Options granted                                321,150     19.50 - 19.92
 Options lapsed or surrendered                  (19,128)     2.17 - 17.21
 Options exercised                             (696,507)     2.17 - 13.38
                                             __________   _________________

 Shares under option at December 31, 1992     5,260,527   $  4.47 - 19.92
 Options granted                                766,800     22.75 - 23.25
 Options lapsed or surrendered                   (4,025)     9.42 - 19.50
 Options exercised                           (1,166,420)     5.35 - 19.50
                                             __________   _________________

 Shares under option at December 31, 1993     4,856,882   $  4.47 - 23.25


 Options exercisable at December 31, 1993, and 1992, were 4,004,095 and 4,365,666, respectively. Shares reserved for the granting of additional options at December 31, 1993, were 3,039,305.

 There were no restricted stock purchase rights outstanding at December 31, 1993, and 1992. In addition, there were no stock purchase rights exercised during 1993 and 85,500 rights exercised in 1992.

 Restrictions on stock issued pursuant to the exercise of stock purchase rights lapse within a seven-year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

 Aggregate compensation expense related to stock purchase rights was $1,008, $1,004, and $1,129, in 1993, 1992, and 1991, respectively.

14.  Employee Retirement and Health Plans

 The Corporation has a defined contribution retirement plan for substantially all employees. The plan provides for a guaranteed contribution for eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Total retirement plan expense was $12,915, $11,927, and $10,591, in 1993, 1992, and 1991, respectively.

 The Corporation also has supplemental retirement plans which were established in 1992 to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $2,280 in 1993 and $4,323 in 1992.

 The Corporation sponsors a defined benefit health plan that provides health care benefits to all eligible current and retired employees. The plan is contributory, with contributions adjusted periodically such that participants contribute approximately 40% of the cost of health care benefits. The plan also contains other cost-sharing features such as deductibles and coinsurance. Retiree eligibility is dependent upon age, years of service, and participation in the health plan during active service. The plan is not funded.

 As discussed in Note 3, the Corporation adopted FAS 106, "Employers' Accounting for Postretirement Benefits, Other than Pensions" as of January 1, 1992. The Corporation elected immediate recognition of the accumulated postretirement benefit obligation as of the beginning of the year through a one-time charge to earnings of $19,934 before income taxes. Postretirement benefit costs for 1991 were recorded on the cash basis and amounted to $756.

 The components of the accumulated postretirement benefit obligation
(APBO) reconciled with the amount recognized in the Corporation's
Consolidated Balance Sheets at December 31, were:

                                                        1993           1992
                                                     ________        ________
 Accumulated postretirement benefit obligation:
   Retirees                                          $ 11,244        $  8,643
   Fully eligible active plan participants              8,748           3,805
   Active plan participants                            16,667           9,738
                                                     ________        ________

                                                       36,659          22,186
 Unrecognized gain (loss)                             (11,265)             29
                                                     ________        ________

 Accrued postretirement benefit cost                 $ 25,394        $ 22,215


 Weighted average discount
    rate used in determining APBO                        7.5%            8.5%


 Net periodic postretirement benefit cost for the years ended December 31, 1993 and 1992 includes the following components:

                                                        1993           1992
                                                     ________        ________

 Service cost                                        $  1,382        $  1,212
 Interest on APBO                                       1,917           1,668
                                                     ________        ________

                                                     $  3,299        $  2,880

  For measurement purposes, the assumed health care cost trend rate was 14% and 13% in 1992 and 1993, respectively, and gradually declines to 6.5% in the year 2021.

 The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rate of one percentage point would increase the APBO at December 31, 1993 by $4,128 and increase 1993 postretirement benefit expense by $680.

 In November 1992, the FASB issued Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits," (FAS
112). FAS 112 establishes accounting and reporting standards for employers who provide benefits to former or inactive employees after employment but before retirement and must be adopted in the first quarter of 1994. Based on the current types of postemployment benefits provided by the Corporation, it is not anticipated that this new standard will have a material impact on the Consolidated Financial Statements.


15.  Financial Instruments with Off-Balance Sheet Risk

 Financial instruments with off-balance sheet risk at December 31 were:

                                                        1993           1992
                                                    __________     __________

Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers                             $2,500,465     $2,059,126
To individuals                                         421,504        331,920
Standby letters of credit, net of participations       226,001        199,944
Commercial letters of credit                            16,434         14,350
Mortgage loans sold with recourse                        8,408         12,695
Financial instruments whose amounts
  exceed the amount of credit risk:
Foreign exchange contracts:
Commitments to purchase foreign exchange               229,061        152,544
Commitments to deliver foreign exchange                231,925        154,287
Options written                                         24,251         20,263

 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

 The Corporation evaluates each customer's credit worthiness on an individual basis. Collateral obtained, if any, upon extension of credit, is based upon management's credit evaluation of the customer. Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as discussed in Note 7.

 Standby and commercial letters of credit are contingent commitments issued by the Corporation to support the financial obligations of a customer to a third party. Standby letters of credit are issued to support public and private financing, and other financial or performance obligations of customers. Commercial letters of credit are issued to support payment obligations of a customer as buyer in a commercial contract for the purchase of goods. Letters of credit have maturities which generally reflect the maturities of the underlying obligations. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support letters of credit.

Mortgage loans sold with recourse are pools of residential mortgage loans sold to government agencies subject to certain underwriting requirements. If the loans do not meet the underwriting requirements of the government agencies, the Corporation may be required to reacquire the loans.

 Foreign exchange contracts are commitments to purchase or deliver foreign currency at a specified exchange rate. These contracts are entered into to hedge the Corporation's own exposure, and to enable customers involved in international trade to hedge their exposure, to foreign currency fluctuations. Generally, the Corporation does not require collateral to support these financial instruments.

 The Corporation's market risk from unfavorable movements in currency exchange rates is minimized by essentially matching commitments to deliver foreign exchange with commitments to purchase foreign exchange.


16.  Fair Value of Financial Instruments

 The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1993 and 1992 are reflected below.

BALANCE SHEET FINANCIAL INSTRUMENTS ($ In Millions)

                                         1993                      1992
                                ______________________   ______________________

                                Book Value  Fair Value   Book Value  Fair Value
                                ______________________   ______________________

Financial Assets:
Cash and short-term investments  $   624.4  $   624.4     $   788.4  $   788.4
Trading securities                     2.3        2.3          12.6       12.6
Investment securities
   held to maturity                  169.5      173.3         300.7      305.5
Investment securities
     available for sale            1,504.2    1,521.4       1,582.1    1,610.4
Net loans                          5,277.9    5,434.2       4,792.8    4,933.9
Interest receivable                   46.7       46.7          55.4       55.4

Financial Liabilities:
Deposits                           6,195.9    6,228.1       6,212.1    6,233.1
Short-term borrowings                593.5      593.5         507.6      507.6
Long-term borrowings:
Convertible debt                      50.0      135.0          50.7      124.8
Other long-term borrowings           193.0      198.4         122.2      128.6
Interest payable                      19.3       19.3          18.4       18.4

 Where readily available, quoted market prices were utilized by the Corporation. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

  The following methods and assumptions were used in estimating the fair value for financial instruments.

Cash and Short-term Investments

 The carrying amounts reported for cash and short-term investments approximates the fair values for those assets.

Trading and Investment Securities

 Fair value is based on quoted market prices or dealer quotes. See Note 6, Securities, for additional information.

Loans

 Loans that reprice or mature within three months of December 31 were assigned fair values based on their book value. Market values were used on performing loans where available. Most remaining loan balances were assigned fair values based on a discounted cash flow analysis. The discount rate was based on the treasury yield curve, with rate adjustments for credit quality, cost and profit factors.

Deposits

 The fair value for demand deposits or any interest bearing deposits with no fixed maturity date was considered to be equal to the carrying value. Time deposits with defined maturity dates were considered to have a fair value equal to the book value if the maturity date was within three months of December 31. The remaining time deposits were assigned fair values based on a discounted cash flow analysis using discount rates which approximate interest rates currently being offered on time deposits with comparable maturities.

Borrowings

 Short-term borrowings are carried at cost which approximates fair value. The Corporation has convertible debt (see Note 10) for which fair value was considered to be the current market value of the shares that would be issued in a full conversion. Other long-term debt was generally valued using a discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements or, if not readily available, based on a build up approach similar to that used for loans and deposits. Long-term borrowings include their related current maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS  ($ in millions)

 Fair values of Loan Commitments and Letters of Credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31.

                                               1993       1992
                                              ______     ______

        Loan commitments                      $  1.4     $  1.4
        Letters of credit                        1.8        1.6

 Foreign exchange contracts are carried at market value (U.S. dollar equivalent of the underlying contract).
                                               1993       1992
                                              ______     ______

 Commitments to purchase foreign exchange     $229.1     $152.5
 Commitments to deliver foreign exchange       231.9      154.3
 Options written                                  .5        2.4

 See Note 15 for additional information on financial off-balance sheet instruments.

17.  Business Segments

 The following table reflects certain information regarding our banking and data processing businesses:

                                                     Adjustments
                                        Data             and
                         Banking     Processing     Eliminations   Consolidation
                    ____________________________________________________________
1993
Revenue from:
Unaffiliated
  customers          $   651,364     $  136,044           --      $   787,408
Affiliated customers       5,580         42,300    $ (47,880)               --
                    ____________________________________________________________

Total revenue        $   656,944     $  178,344    $ (47,880)      $   787,408

Operating profit     $   172,752     $   23,811            --      $   196,563

Identifiable assets  $ 7,855,255     $  138,294    $ (23,335)      $ 7,970,214

Net capital
  expenditures       $    11,392     $   43,737            --      $    55,129


1992
Revenue from:
Unaffiliated
  customers          $   684,984     $  112,964           --       $   797,948
Affiliated customers       4,847         38,630    $ (43,477)               --
                    ____________________________________________________________

Total revenue        $   689,831     $  151,594    $ (43,477)      $   797,948

Operating profit     $   154,277     $   20,180            --      $   174,457

Identifiable assets  $ 7,761,678     $  100,268    $ (11,602)      $ 7,850,344

Net capital
   expenditures      $    14,644     $   23,697            --      $    38,341


1991
Revenue from:
Unaffiliated
  customers          $   742,856     $   92,580            --      $   835,436
Affiliated customers       5,173         38,022    $ (43,195)               --
                    ____________________________________________________________

Total revenue        $   748,029     $  130,602    $ (43,195)      $   835,436

Operating profit     $   130,624     $   15,858            --      $   146,482

Identifiable assets  $ 7,555,205     $   87,344    $ (14,735)      $ 7,627,814

Net capital
  expenditures       $     9,781     $   10,567            --      $    20,348


 The Corporation owns 38 banks and 12 nonbank subsidiaries. Each subsidiary is a separate legal and operating entity. Our banking operations provide traditional banking products along with trust, mortgage banking, leasing, insurance agency and venture capital services. M&I Data Services, Inc. (DSI) provides data processing, software, and other related services to both affiliated and unaffiliated customers. See Item 1 for a complete description of the businesses.

 Revenues from affiliated customers are primarily accounted for at rates similar to those charged to unaffiliated customers.

 Operating profit is pretax net income. Depreciation and amortization expense for the banking services business amounted to $11,810, $1,171, and $3,765 in 1993, 1992, and 1991, respectively, and for DSI amounted to $22,582 in 1993, $19,171 in 1992, and $16,813 in 1991.


18.  Condensed Financial Information - Parent Corporation Only

Condensed Balance Sheets
December 31                                             1993           1992
                                                  _____________________________
Assets
Cash and cash equivalents                          $     1,351      $  14,441
Indebtedness of affiliates:
Banks                                                    5,000          5,000
Nonbanks                                               264,366        197,837
Investments in affiliates:
Banks                                                  619,597        593,967
Nonbanks                                               155,753        138,393
Other assets                                            30,323         27,875
                                                  _____________________________

Total assets                                        $1,076,390       $977,513


Liabilities and shareholders' equity
Commercial paper issued                            $   100,292      $  77,265
Other liabilities                                       38,373         29,414
Long-term borrowings                                   187,373        110,194
                                                  _____________________________

Total liabilities                                      326,038        216,873
Shareholders' equity                                   750,352        760,640
                                                  _____________________________

Total liabilities and shareholders' equity          $1,076,390       $977,513

 Scheduled maturities of long-term borrowings are $22,900 in 1994, $13,500 in 1995, $11,600 in 1996, $40,000 in 1997, and $100,000 in 2003.

Condensed Statements of Income
Years Ended December 31               1993          1992          1991
                                   _________      ________     ________
Income
Cash dividends:
Bank affiliates                     $ 71,196      $ 64,856     $ 62,511
Nonbank affiliates                    13,482        12,452        8,726
Interest from affiliates              10,540         9,601        9,988
Service fees and other                27,889        23,198       30,447
                                   _________      ________     ________

Total income                         123,107       110,107      111,672

Expense
Interest                              12,523        14,475       16,487
Administrative and general            26,749        32,767       26,585
                                   _________      ________     ________

Total expense                         39,272        47,242       43,072
Income before income taxes,
  cumulative effect of changes in
  accounting principles and equity in
  undistributed net income
  of affiliates                       83,835        62,865       68,600
Income tax benefit                       563         6,258          612


Income before cumulative effect of
changes in accounting principles and
equity in undistributed net income
of affiliates                         84,398        69,123       69,212
Cumulative effect of changes in accounting
 principles, net of income taxes          --        (1,327)          --
                                   _________      ________     ________

Income before equity in undistributed
net income of affiliates              84,398        67,796       69,212
Equity in undistributed net
income of affiliates:
Banks                                 25,451        21,083       17,175
Nonbanks                              15,642        20,356       12,960
                                   _________      ________     ________

Net income                          $125,491      $109,235      $99,347

Condensed Statements of Cash Flows
Years Ended December 31
                                    1993          1992         1991
                                   _________      ________     ________

Cash Flows From Operating Activities:
Net Income                        $  125,491     $ 109,235   $   99,347
Noncash items included in income:
Equity in undistributed net income
of affiliates                       (41,093)      (41,439)     (30,135)
Depreciation and amortization          3,803         4,270        5,241
Other                                  (366)         2,109      (6,371)
                                   _________      ________     ________
Net cash provided by
    operating activities              87,835        74,175       68,082

Cash Flows From Investing Activities:
Increases in indebtedness
    of affiliates                  (502,651)     (299,638)    (161,300)
Decreases in indebtedness
    of affiliates                    436,122       237,390      161,565
   Increases in investments
      in affiliates                       --       (9,733)      (8,200)
Other                                  4,104         3,326        7,144
                                   _________      ________     ________
Net cash used in
    investing activities            (62,425)      (68,655)        (791)

Cash Flows From Financing Activities:
Dividends paid                      (35,421)      (31,634)     (27,998)
Proceeds from issuance of
    commercial paper               1,348,661       597,794      607,787
Principal payments on
    commercial paper             (1,325,634)     (522,616)    (644,483)
Proceeds from issuance
    of long-term debt                 99,351        24,598       17,339
Payments on long-term debt          (21,677)      (74,413)     (13,070)
Purchase of treasury stock         (114,686)          (99)      (1,588)
Proceeds from exercise
    of stock options                  10,920         5,014        4,039
Other                                   (14)          (74)         (67)
                                   _________      ________     ________
Net cash used in
   financing activities             (38,500)       (1,430)     (58,041)

Net increase (decrease) in cash and
cash equivalents                    (13,090)         4,090        9,250
Cash and cash equivalents, beginning
of year                               14,441        10,351        1,101
                                   _________      ________     ________
Cash and cash equivalents,
   end of year                   $     1,351    $   14,441   $   10,351

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and the Board of Directors of Marshall & Ilsley
Corporation:

 We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and cash flows for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.

 As discussed in note three to the consolidated financial statements, effective January 1, 1992, the Corporation changed its method of accounting for postretirement benefits other than pensions and income taxes.




                                        /s/ Arthur Andersen & Co.

Milwaukee, Wisconsin,
January 28, 1994.

                       QUARTERLY FINANCIAL INFORMATION
                        ($000's except share data)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 1993 and 1992. All per share information has been restated for the 3 for 1 stock split effected in the form of a 200% stock dividend distributed to shareholders in May, 1993.

                      Quarter ended Quarter ended Quarter ended Quarter ended
                        December 31  September 30     June 30       March 31
                      ________________________________________________________
1993
Total Interest Income     $120,967      $121,299      $122,430       $122,840
Net Interest Income         77,787        77,109        77,708         76,574
Provision for Loan Losses    2,391         2,246         2,282          2,146
Income Before Income Taxes  50,412        49,158        49,424         47,569
Net Income                  31,569        30,954        31,933         31,035
Net Income Per Share:
Primary                        .49           .46           .47            .46
Fully Diluted                  .46           .44           .44            .43


1992
Total Interest Income     $128,721      $130,872      $135,162       $137,317
Net Interest Income         79,297        77,120        76,922         74,466
Provision for Loan Losses    4,266         3,461         3,789          3,635
Income Before Income Taxes and
Cumulative Effect of Changes
in Accounting Principles    46,061        43,186        43,339         41,871
Income Before Cumulative
   Effect  of Changes in
   Accounting Principles    31,324        28,590        28,823         27,885
Net Income                  31,324        28,590        28,823         20,498
Net Income Per Share:
Primary
Income Before Cumulative
    Effect of Changes in
    Accounting Principles      .46           .42           .43            .41
Net Income                     .46           .42           .43            .31
Fully Diluted
Income Before Cumulative
    Effect of Changes in
    Accounting Principles      .43           .40           .40            .39
Net Income                     .43           .40           .40            .29

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

        M&I's Restated Articles of Incorporation provide that M&I's Directors are divided into three classes, designated Class I, Class II and Class III. Each director serves a term of three years and until his successor is elected and qualified. The following table sets forth certain information with regard to the Class I, Class II and Class III Directors.

                                                    Principal Occupation
Name of Director                                      and Directorships

                               Class I Directors (terms expiring in 1994)

Wendell F.     President, Chief Executive Officer and Director, IMC
Bueche         Fertilizer Group, Inc., February 1993 to present; Chairman
 Age 63        of the Board and Chief Executive Officer from January 1986 through 1988, President and Chief Executive Officer, January
               1984 through 1985, and Director, Allis-Chalmers Corp., a diversified manufacturer of specialized machinery. Also a director of WICOR, Inc. A Director since 1983.

G.H.           Executive Vice President and Chief Financial Officer of
Gunnlaugsson   Marshall & Ilsley Corporation since 1987; Vice President of
 Age 49        M&I Marshall & Ilsley Bank since 1976; Vice President and
               Director, M&I Insurance Company of Arizona, Inc.; Director -
               M&I Mortgage Corp. and M&I Data Services, Inc. A Director since 1994.

Jack F.        Chairman from July 1991 to present, President, Chief
Kellner        Executive Officer and Director until July 1991, Western
 Age 77        Industries, Inc., a manufacturer of metal stampings and
               sheet metal fabrication.  A Director since 1976.

J.B. Wigdale   Chairman of the Board since December, 1992, Chief Executive
 Age 57        Officer since October, 1992, Director since December, 1988,
               Vice Chairman of the Board, December, 1988 to December,
               1992, Vice President, 1984 to December, 1988, Marshall &
               Ilsley Corporation; Chairman of the Board since January,
               1989, Chief Executive Officer since 1987, Director since
               1981, President, 1981 to January, 1989, M&I Marshall &
               Ilsley Bank.

James O.       Chairman of the Board and Director, Badger Meter, Inc., a
Wright         manufacturer of products using flow measurement technology
 Age 73        serving utility, industrial and commercial markets.  A
               Director since 1960.

                               Class II Directors (terms expiring in 1995)

Jon F. Chait   Executive Vice President, Secretary and Director, August
 Age 43        1991 to present, Manpower Inc. and Executive Vice President,
               September 1989 to present, Manpower International Inc., a provider of temporary employment services; shareholder, January 1982 to September 1989, Godfrey & Kahn, S.C., counsel to the Company. A Director since 1990.

D.J. Kuester   President of Marshall & Ilsley Corporation since 1987;
 Age 52        President and Director since January, 1989, Vice President,
               1979 to January, 1989, M&I Marshall & Ilsley Bank; Chairman of the Board, Chief Executive Officer and Director, M&I Data
               Services, Inc.  A Director since 1994.

Don R. O'Hare  Consultant to Sundstrand Corporation, August 1991 to
 Age 71 present; Chairman of the Board, January 1989 to August 1991, Vice Chairman until January 1989 and Director, Sundstrand Corporation, a manufacturer of aerospace, power transmission, fluid and heat transfer components and systems. Also a director of Modine Manufacturing Company and Sauer, Inc. A Director since 1977.

J.A. Puelicher Retired; Chairman of the Board of the Company from April
 Age 73 1981 to December 1992, Chief Executive Officer of the Company from April 1981 to October 1992, President of the Company from May 1963 to April 1981 and November 1985 to October 1987. Also a director of Modine Manufacturing Company, Sentry Insurance, A Mutual Company, Sundstrand Corporation, and W.R. Grace & Co. A Director since 1959.

Stuart W.      Retired; Chairman of the Board and Chief Executive Officer,
Tisdale        August 1992 to January 1994, President and Chief Executive
 Age 65        Officer, April 1986 to August 1992, President, April 1984 to
               April 1986, and Director, WICOR, Inc.  A director of Modine
               Manufacturing Company and Twin Disc, Inc.  A Director since
               1986.


                              Class III Directors (terms expiring in 1996)

J.P. Bolduc    President and Chief Executive Officer, January 1993 to
 Age 54        present, President and Chief Operating Officer, August 1990 to January 1993, Vice Chairman, November 1986 to August
               1990, Executive Vice President and Chief Financial Officer,
               February 1986 to November 1986, Senior Vice President 1983 to November 1986, W.R. Grace & Co.; Chief Operating Officer of President Reagan's Private Sector Survey on Cost Control in the Federal Government from 1982 through 1984. Also a director of W.R. Grace & Co., Sundstrand Corporation and
               Unisys Corporation.  A Director since 1987.

Glenn A.       Retired; Chairman of the Board, 1971 through January 1987,
Francke        M&I Northern Bank, a subsidiary of the Company.  A Director
 Age 72        since 1960.

Burleigh E.    Chairman of the Board, Chief Executive Officer and Director,
Jacobs         Grede Foundries, Inc., a manufacturer of grey and ductile
 Age 74        iron, steel, and alloyed castings.  A Director since 1967.

James F. Kress President, Chief Executive Officer and Director, Green Bay
 Age 64 Packaging, Inc., a manufacturer of corrugated and packaging materials. A Director since 1986.

        If M&I completes the Merger with Valley, additional directors will be elected to the M&I Board of Directors as described in M&I's Registration Statement on Form S-4 (Reg. No. 33-51753) as filed with the Securities and Exchange Commission.

Executive Officers of the Registrant

        Information with regard to the Executive Officers of the Registrant is found in Part I of this Form 10-K.

        No Director or executive officer is an adverse party or has an interest adverse to M&I or any of its subsidiaries in any material pending legal proceeding.


Item 11.  Executive Compensation

                                       SUMMARY COMPENSATION TABLE

                                                                        Long-Term
                                                                 Compensation Awards(1)
                                                                       Securities
                                         Annual Compensation           Underlying           All Other
Name and Principal Position    Year     Salary($)    Bonus($)        Options/SARs(#)   Compensation($)(2)
J.B. Wigdale                   1993     $450,000     $325,000                               $204,092
Chairman of the                1992      400,000      300,000                                214,980
Board and Chief                1991      350,000      250,000           150,000               56,432
Executive Officer

D.J. Kuester                   1993      375,000      277,335                                141,193
President                      1992      350,000      227,108                                149,545
                               1991      300,000      201,931           120,000               43,231

G.H. Gunnlaugsson              1993      300,000      201,954                                 87,283
Executive Vice                 1992      275,000      166,775                                 94,763
President and Chief            1991      230,000      151,611            90,000               33,567
Financial Officer

J.L. Delgadillo                1993      173,750      130,889                                 27,562
Senior Vice President          1992      150,000      103,956                                 32,140
                               1991      130,000       93,785             9,000               21,068

E.I. Van Housen(3)             1993      175,000      125,000                                 27,597
Vice President                 1992      150,000      150,000                                 34,940
                               1991      150,000       75,000                                 21,262

M.J. Revane(4)                 1993      261,250      105,417                                150,296
Vice President                 1992      285,000      115,000                                157,233
                               1991      275,000      110,000            90,000               49,671

___________

(1) As of December 31, 1993, the following individuals have unreleased Key Restricted Stock: Mr. Wigdale, 48,000 shares valued at $1,134,000;
      Mr. Kuester, 36,000 shares valued at $850,500; Mr. Gunnlaugsson, 24,000 shares valued at $567,000; and Mr. Delgadillo, 6,300 shares valued at $148,838. Dividends are paid on restricted stock.

(2) Includes the following amounts paid by M&I under a 401(k) Thrift Plan for the years 1993, 1992 and 1991, respectively: J.B. Wigdale - $4,497, $4,364 and $4,237; D.J. Kuester - $4,497, $4,364 and 4,237;
      G.H. Gunnlaugsson - $4,497, $4,364 and $4,237; J.L. Delgadillo - $4,459,
      $4,364 and $4,237; E.I. Van Housen - $4,497, $4,364 and $4,237; and
      M.J. Revane - $4,497, $4,364 and $4,237. Includes the following amounts paid by M&I under the Retirement Growth Plan for the years 1993, 1992 and 1991, respectively: J.B. Wigdale - $16,509, $16,908 and $17,287;
      D.J. Kuester - $16,509, $16,908 and $17,287; G.H. Gunnlaugsson - $16,509,
      $16,908 and $17,287; J.L. Delgadillo - $16,622, $16,908 and $16,705;
      E.I. Van Housen - $16,509, $16,908 and $16,800; and M.J. Revane -
      $16,509, $16,908 and $17,287. Includes the following amounts paid by M&I under a Split Dollar Life Insurance Plan for the benefit of the executives for the years 1993, 1992 and 1991, respectively: J.B. Wigdale - $13,842, $13,842 and $13,842; D.J. Kuester - $8,430, $8,657 and $6,241;
      G.H. Gunnlaugsson - $7,688, $7,867 and $5,777; and M.J. Revane - $15,881,
      $15,881 and $15,881. Includes the following amounts accrued by M&I under the Supplementary Retirement Benefits Plan for the years 1993, 1992 and 1991, respectively: J.B. Wigdale -$43,166, $59,668 and $21,066;
      D.J. Kuester - $33,541, $45,668 and $15, 466; G.H. Gunnlaugsson - $21,991,
      $30,868 and $6,266; J.L. Delgadillo - $6,481, $10,868 and $126;
      E.I. Van Housen - $6,591, $13,668 and $225; and M.J. Revane - $12,824,
      $24,468 and $12,266. Also includes the following amounts accrued by M&I under the Nonqualified Supplemental Retirement Plan for the years 1993 and 1992, respectively: J.B. Wigdale - $126,078 and $120,198;
      D.J. Kuester - $78,216 and $73,948; G.H. Gunnlaugsson - $36,598 and $34,756; and M.J. Revane - $100,585 and $95,612.

(3)   Mr. Van Housen died on March 6, 1994.

(4) Mr. Revane retired in November 1993, but is included herein pursuant to the rules of the Securities and Exchange Commission.


      The following table provides information on option exercises by the named executive officers during fiscal 1993.

                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                       FY-END OPTION/SAR VALUES

                                                     Number of Securities         Value of Unexercised
                         Shares                     Underlying Unexercised      In-the-Money Options/SARs
                       Acquired on       Value     Options/SARs at FY-End(#)          at FY-End*($)
Name                   Exercise(#)    Realized($)  Exercisable Unexercisable    Exercisable  Unexercisable
                       ___________________________________________________________________________________
J.B. Wigdale                   0  $           0     315,000          0           $3,196,245     $  0

D.J. Kuester                   0              0     270,000          0            2,818,740        0

G.H. Gunnlaugsson         78,000      1,126,488     165,000          0            1,558,755        0

J.L. Delgadillo                0              0      36,000          0              425,619        0

E.I. Van Housen           82,800      1,195,963      60,000          0              852,466        0

M.J. Revane              135,000      1,796,205      90,000          0              577,530        0

* For valuation purposes, a December 31, 1993 market price of $23.625 was used.

                          NONQUALIFIED RETIREMENT PLAN

        M&I adopted the Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan (the "Nonqualified Plan") on December 12, 1991. The goal of the Nonqualified Plan is to provide six of the executive officers of M&I with a monthly supplemental retirement benefit such that the sum of their benefits from the Retirement Growth Plan, Social Security, the Supplementary Retirement Benefits Plan and the Nonqualified Plan will equal 60% of each participant's average salary for his last five years of employment. The monthly benefit under the Nonqualified Plan, starting in most instances when an individual reaches age 65, is fixed based on various actuarial and interest rate assumptions. The annual benefits are $160,000, $180,000, $100,000 and $100,000 for Messrs. Wigdale, Kuester, Revane and Gunnlaugsson, respectively, and a total of $45,000 for two other executive officers. The annual benefit will be adjusted in the event of death before age 62 or early retirement and can be paid for life with a 120-month certain payout or on a joint and survivor basis at the option of the participant. The pay-out option elected will also affect the amount of the annual benefit. If a participant leaves the employ of the Company prior to age 55, he will receive no benefits under the Nonqualified Plan, except that, in the event of a Change in Control (as defined in the Nonqualified Plan), each participant will receive the present value of the benefits to which he is entitled under the Nonqualified Plan within 30 days of such Change in Control regardless of his age at that point.


                    EMPLOYMENT AGREEMENTS AND RELATED MATTERS

        In order to assure management continuity and stability, M&I has entered into substantially similar Employment Agreements (the "Employment Agreements") with Messrs. Wigdale, Kuester, Delgadillo, and Gunnlaugsson, two additional executive officers and 13 officers and other employees of the Company and its subsidiaries (collectively, the "Executives"). The Employment Agreements with Messrs. Wigdale, Kuester and Gunnlaugsson each have a term of three years, and the Employment Agreement with Mr. Delgadillo has a term of two years. The Employment Agreements with the other Executives have terms of two or three years.

        The Employment Agreements guarantee the Executives specific payments and benefits upon a termination of employment as a result of a change of control of M&I. If a change of control occurs the contract becomes effective and continues for a two- or three-year employment term. The employment term renews on a daily basis until M&I gives notice to terminate the daily renewal.

        The Employment Agreements provide for specified benefits after a change of control if the Executive voluntarily terminates for "good reason" or is involuntarily terminated other than for "cause" (as defined in the Employment Agreements). In addition, in the case of some Employment Agreements, at the end of six months after a change of control, the Executive may terminate employment for any reason and is entitled to receive full benefits. Upon a termination, the Executive is entitled to (a) a lump sum payment equal to two or three times (depending on whether the contract is a two- or three-year contract) the sum of the Executive's current base salary plus the higher of the Executive's bonus for the last year or the Executive's average bonus for the past three years, (b) a proportionate amount of any unpaid bonus deemed earned for the year of termination, (c) a lump sum payment equal to the retirement benefits lost as a result of not having been employed for the remaining contract term, (d) health and other benefits for the remaining contract term, and (e) payments for certain other fringe benefits. In the event of a termination of employment as a result of his death, the Executive's beneficiary is entitled to six months of base salary. No additional benefits are guaranteed under the contract upon an Executive's disability or termination by M&I for cause.

        The Employment Agreements provide that upon a change of control most restrictions limiting the exercise, transferability or other incidents of ownership of any outstanding award, restricted stock, options, stock appreciation rights, or other property rights of M&I granted to the Executive shall lapse, and such awards shall become fully vested, except in certain circumstances. Some of the Employment Agreements also provide for "gross-up" payments in the event payments to an Executive under the Employment Agreement are subject to Section 4999 of the Code (the "Excise Tax") or any similar federal, state or local tax which may be imposed, in an amount such that the net amount retained by the Executive, after deduction of any Excise Tax on the payments and any federal, state and local income tax and Excise Tax upon the gross-up payment, shall be equal to the payments then due.

       In connection with Mr. Revane's retirement in November 1993, he entered into an Agreement with M&I ("Retirement Agreement") and a Consulting and Noncompetition Agreement with M&I ("Consulting Agreement"). Pursuant to the Retirement Agreement (1) M&I determined that Mr. Revane's retirement constituted "early retirement" for purposes of applicable benefit plans and, accordingly, all options to acquire M&I Common Stock held by Mr. Revane vested to the extent not already vested and all restrictions applicable to Mr. Revane's Key Restricted Stock lapsed, (2) Mr. Revane will receive 36 monthly payments of $10,278 commencing on January 1, 1996, provided that if Mr. Revane dies prior to December 1, 1998, his estate or designated beneficiary shall receive in lieu of such monthly payments either a lump sum or monthly payment, depending upon the date of death, and (3) Mr. Revane is allowed to participate in M&I's Non-Qualified Retirement Benefit Plan and split-dollar life insurance arrangement while he is engaged as a consultant to M&I. Under the Consulting Agreement, Mr. Revane provides various consulting and advisory services to M&I and is prohibited from participating in certain competing activities. The Consulting Agreement has a term of 25 months and provides for a payment to Mr. Revane, or his estate in the case of his death, of $32,000 per month in exchange for his consulting services and agreement not to compete.


                       NON-EMPLOYEE DIRECTOR COMPENSATION

    Directors of M&I who are not employees are paid a retainer fee of $12,000 per year. In addition, non-employee directors receive a fee of $1,500 for each Board meeting which they attend and $500 for each Committee meeting which they attend. M&I has established a deferred compensation plan for its Directors. Under such plan, all or part of the fees received by a Director may be deferred at the election of the Director. Amounts deferred are credited with an earnings factor based on the Director's allocation among 13-week U.S. Treasury Bills, the Common Stock or any common trust fund offered by the Trust Company. Deferred amounts are payable in not less than 36 nor more than 180 monthly installments, as elected by the participating Director, unless the Board elects to distribute amounts over a shorter period. One Director, Mr. Chait, elected to defer compensation under the plan during 1993. Directors of M&I who are also Directors of subsidiaries of M&I receive compensation from such subsidiaries in varying amounts based on the Director compensation schedule of such subsidiaries.

    Mr. Puelicher receives various supplemental retirement benefits from M&I which are not related to or conditioned upon his service as a director of M&I. In 1993, M&I determined to increase Mr. Puelicher's supplemental retirement benefit under his Supplemental Retirement Plan dated December 10, 1992 from $41,667 per month to $58,333 per month. In addition, M&I made a special payment of $200,000 to Mr. Puelicher in December 1993 in recognition of Mr. Puelicher's extraordinary contributions to M&I.

    Mr. Puelicher and M&I entered into a Consulting Agreement and Supplemental Retirement Plan in 1986, which was amended in 1992 (the "Consulting/Retirement Agreement"). The Consulting/Retirement Agreement went into effect in January 1993 and provides for Mr. Puelicher to serve as a consultant to M&I for five years. As compensation for his commitment to provide consulting services, Mr. Puelicher receives a retirement benefit of $25,000 per month for his life, and, if Mr. Puelicher predeceases his wife, his wife will receive $12,500 per month for her life. In addition, M&I pays an annual insurance premium for Mr. Puelicher of $112,470 until the earlier of (i) Mr. Puelicher's death, (ii) 19 years from the date of the policy's issue, or (iii) such time as the policy is paid up. M&I will also reimburse Mr. Puelicher for all travel and other expenses incurred in the performance of his duties and will provide him with secretarial services and office space. Mr. Puelicher will continue to participate in M&I's group health insurance (or equivalent plan) while receiving retirement benefits under the Consulting/Retirement Agreement. M&I may terminate the Consulting/Retirement Agreement for "cause" (as defined in the Consulting/Retirement Agreement). The Consulting/Retirement Agreement provides that Mr. Puelicher may not compete with M&I and must maintain the confidentiality of certain information regarding M&I, its business and customers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table lists as of February 28, 1994 information regarding the beneficial ownership of shares of Common Stock by each Director and named executive officer of M&I, by each person believed by M&I to be a beneficial owner of more than 5% of the Common Stock, and by all Directors and executive officers of M&I as a group:

                                        Amount and
            Name and                     Nature of
           Address of                   Beneficial              Percent
        Beneficial Owner               Ownership(1)            of Class
        _______________________________________________________________________

        The Northwestern Mutual            8,665,374(2)                 12.8%
          Life Insurance Company
        720 East Wisconsin Ave.
        Milwaukee, WI 53202

        Marshall & Ilsley                  4,830,181(3)                  8.0%
          Trust Company
        770 North Water St.
        Milwaukee, WI 53202

        Nicholas Company, Inc.             3,706,550(4)                  6.2%
        700 North Water St.
        Milwaukee, WI 53202

        J.P. Bolduc                               -0-                      *

        Glenn A. Francke                        190,283                    *

        Burleigh E. Jacobs                       40,500                    *

        James F. Kress                           10,500                    *

        Wendell F. Bueche                        10,500                    *

        Jack F. Kellner                         480,702                    *

        J.B. Wigdale                         610,603(5)                  1.0%

        James O. Wright                       11,620(6)                    *

        Jon F. Chait                             17,486                    *

        Don R. O'Hare                             3,600                    *

        J.A. Puelicher                       653,817(7)                  1.1%

        Stewart W. Tisdale                        1,602                    *

        D.J. Kuester                         421,853(8)                    *

        G.H. Gunnlaugsson                    274,653(9)                    *

        J.L. Delgadillo                      48,000(10)                    *

        All Directors and officers of the Company as a group (27 persons, including the above) own 3,604,642 shares of Common Stock or 6.0% of the total common stock outstanding.(11)
_______________

*less than 1%

(1) Except as indicated below, all shares shown in the table are owned with sole voting and investment power.

(2) This information is based on Amendment No. 7 to Form 13-G dated February 7, 1991. Of the shares held, 5,714,286 shares of Common Stock may be acquired upon conversion of the Company's 8.5% Convertible Subordinated Notes Due 1997 (the "Notes") held by The Northwestern Mutual Life Insurance Company ("NML"). NML also holds 988,188 shares of Common Stock and 185,314 shares of Preferred Stock. NML has sole voting and investment power as to all such shares, subject to the terms and conditions of a certain Investment Agreement (the "Investment Agreement") between the Company and NML dated August 30, 1985. NML may exchange shares of Common Stock, regardless of how they were acquired, for shares of Preferred Stock. The Preferred Stock is non-voting and convertible into 1,962,900 shares of Common Stock at the same ratio that the Common Stock was exchanged for the Preferred Stock. The Investment Agreement provides for the purchase by NML of up to 24.9%, on a fully diluted basis, of the Common Stock. Purchases may take the form of Common Stock, Preferred Stock, notes or other securities of the Company (together with the Notes, the "Securities") at such prices as may be agreed upon by the parties from time to time. Pursuant to the Investment Agreement, on December 31, 1985, NML purchased $50 million in principal amount of the Notes. The Notes are convertible into 5,714,286 shares of the Common Stock (which would be approximately 8.6% of the Company's outstanding pro forma Common Stock as of February 28, 1994) at a conversion price of $8.75 per share. The Notes are callable by the Company upon payment of prescribed premiums through 1995 and at par thereafter. The Investment Agreement restricts in certain respects NML's right to transfer, acquire and vote any Securities. Under certain conditions, NML may require the Company to repurchase its stock at not less than prescribed prices after a "Change-in-Control" or upon the occurrence of a "Business Combination" (as such terms are defined in the Investment Agreement).

     For further information concerning the Investment Agreement, the Notes and the Preferred Stock, reference is hereby made to the Company's Current Reports on Form 8-K dated May 20, 1985, August 30, 1985 and January 2, 1986.

(3) This information is based on Amendment No. 12 to Form 13-G dated February 9, 1994. Marshall & Ilsley Trust Company (the "Trust Company") owned beneficially 4,830,181 shares (approximately 8.0%) of the outstanding Common Stock. All such shares are owned by the Trust Company as trustee or in other fiduciary capacities. The Trust Company has no economic interest in such shares. Of these shares, the Trust Company has sole voting power as to 1,076,669 shares (approximately 1.8%), and shared voting power as to 249,954 shares (less than .1%); sole investment power as to 3,967,838 shares (approximately 6.6%), shared investment power as to 862,343 shares (approximately 1.4%). The Company owns all of the issued and outstanding capital stock of the Trust Company.

(4) This information is based on Amendment No. 5 to Form 13-G dated February 8, 1994. Nicholas Company, Inc. ("Nicholas") is an investment adviser registered under the Investment Advisers Act of 1940. Nicholas does not have sole or shared voting power with respect to any of the shares held but sole investment power as to all of such shares.

(5) Includes 11,550 held by Mr. Wigdale's family as to which he disclaims beneficial ownership and 315,000 shares which could be acquired pursuant to exercise of stock options within sixty days of February 28, 1994.

(6) Includes 6,120 shares held in trust for the benefit of Mr. Wright's family and 1,500 shares owned by Badger Meter Foundation as to which he disclaims beneficial ownership.

(7) Includes 41,217 shares as to which Mr. Puelicher exercises sole voting power and 450,000 shares which could be acquired pursuant to exercise of stock options within sixty days of February 28, 1994.

(8) Includes 270,000 shares which could be acquired pursuant to exercise of stock options within sixty days of February 28, 1994.

(9) Includes 2,700 shares held by Mr. Gunnlaugsson's family as to which he disclaims beneficial ownership and 165,000 shares which could be acquired pursuant to exercise of stock options within sixty days of February 28, 1994.

(10) Includes 36,000 shares which could be acquired pursuant to exercise of stock options within sixty days of February 28, 1994.

(11) Includes 147,600 shares of restricted stock as to which the holders exercise sole voting power and 1,596,500 shares which could be acquired pursuant to exercise of stock options with sixty days of February 28, 1994.


Item 13.  Certain Relationships and Related Transactions

      Customers of the bank subsidiaries of M&I include nominees, directors and officers of M&I and their associates. Since January 1, 1993, such persons and firms have been indebted to M&I's bank subsidiaries for loans made in the ordinary course of business. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors and executive officers or represented 9.4% of shareholders equity at December 31, 1993. See also Item 11 - Executive Compensation and Item 8 -
 Consolidated Financial Statements and Supplementary Data, Note 7 to Consolidated Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1.    Financial Statements

        Consolidated financial statements:
             Balance sheets - December 31, 1993 and 1992
             Statements of income - years ended December 31, 1993, 1992, and
             1991
             Statements of cash flows - years ended December 31, 1993, 1992, and 1991
             Statements of shareholders' equity - years ended December 31, 1993, 1992, and 1991
             Notes to financial statements
             Report of Independent Public Accountants

        2.     Financial Statement Schedules

                All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

        3.     Exhibits

                See Index to Exhibits of this Form 10-K.

(b)     Reports on Form 8-K

    During the last quarter of 1993, M&I did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

                                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MARSHALL & ILSLEY CORPORATION



                                                By  /s/ J.B. Wigdale
                                                    ____________________________
                                                    J. B. Wigdale
                                                    Chairman of the Board

                                                Date:  March 28, 1994


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 /s/ J.B. Wigdale
________________________________________
J. B. Wigdale
Chairman of the Board and a Director
(Principal Executive Officer)                           Date:  March 28, 1994


 /s/ G.H. Gunnlaugsson
________________________________________
G. H. Gunnlaugsson
Executive Vice President
(Principal Financial Officer)                           Date:  March 28, 1994


 /s/ P.R. Justiliano
________________________________________
P. R. Justiliano
Vice President and Corporate Controller
(Principal Accounting Officer)                          Date:  March 28, 1994


Directors: J.P. Bolduc, Wendell F. Bueche, Jon F. Chait, Glenn A. Francke,
           G.H. Gunnlaugsson, Burleigh E. Jacobs, Jack F. Kellner, D.J. Kuester, Don R. O'Hare, J.A. Puelicher, J.B. Wigdale and James O. Wright


By  /s/ M.A. Hatfield                                   Date:  March 28, 1994
    ____________________________________
    M. A. Hatfield
    Attorney-In-Fact*

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                   MARSHALL & ILSLEY CORPORATION
                                         INDEX TO EXHIBITS
                                           (Item 14(a)3)


                                               ITEM

(2)    Agreement and Plan of Merger dated as of September 19, 1993, between
       M&I and Valley Bancorporation, incorporated by reference to M&I's Current Report on Form 8-K dated September 19, 1993 (as amended by M&I's
       Current Report on Form 8-K/A dated September 19, 1993), SEC File No.
       0-1220

(3)(a) Restated Articles of Incorporation

   (b) By-laws, as amended, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, SEC File No. 0-1220

(4)(a) Indenture between M&I and Chemical Bank (as successor to Manufacturers Hanover Trust Company) dated as of November 15, 1985 ("Senior Indenture"), incorporated by reference to M&I's Registration Statement on Form S-3 (Registration No. 33-21377), as supplemented by the First Supplemental Indenture to the Senior Indenture dated as of May 31, 1990, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, and as supplemented by the Second Supplemental Indenture to the Senior Indenture dated as of July 15, 1993, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 0-1220

   (b) Form of Medium Term Notes, Series B, issued pursuant to the Senior Indenture, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, SEC File No. 0-1220

   (c) Form of Medium Term Notes, Series C, issued pursuant to the Senior Indenture, incorporated by reference to M&I's Registration Statement on Form S-3 (Reg. No. 33-64054)

   (d) Indenture between M&I and Chemical Bank dated as of July 15, 1993 ("Subordinated Indenture"), incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 0-1220

   (e) Form of Subordinated Note issued pursuant to the Subordinated Indenture, incorporated by reference to M&I's Registration Statement on Form S-3 (Reg. No. 33-64054)

   (f) Investment Agreement between M&I and The Northwestern Mutual Life Insurance Company dated August 30, 1985, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

   (g) Subordinated Convertible Note Agreement between The Northwestern Mutual Life Insurance Company dated December 31, 1985, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

   (h) Form of Convertible Subordinated Note, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

   (i) Designation of Rights and Preferences of holders of Series A Preferred Stock, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

(10)(a) 1983 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

   (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

   (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 0-1220*

   (d) Directors Deferred Compensation Plan, adopted on February 14, 1985, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, SEC File No. 0-1220*

   (e) Consulting Agreement and Supplemental Retirement Plan dated as of
       October 1, 1986 between M&I and J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

   (f) Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of August 13, 1992.*

   (g) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

   (h) 1986 Non-Qualified Stock Option Plan of M&I and related Stock Option Agreement between J.A. Puelicher and M&I, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

   (i) Form of employment agreements, dated November 5, 1990, between M&I and Messrs. Gunnlaugsson, Kuester, Strelow and Wigdale incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

   (j) Employment agreement, dated November 5, 1990, between M&I and Mr. Michael A. Hatfield incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

   (k) Employment agreement, dated as of November 5, 1990, between M&I and Mr. Delgadillo*

   (l) Restricted Stock Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

   (m) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

   (n) Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

   (o) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

   (p) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

   (q) Supplemental Retirement Agreement dated December 10, 1992, between
       M&I and J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, SEC File No. 0-1220*

   (r) Amendment to Supplemental Retirement Agreement dated December 16, 1993, between M&I and J.A. Puelicher*

   (s) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

   (t) Agreement dated July 1, 1993 between M&I and Mr. Revane*

   (u) Consulting and Noncompetition Agreement dated as of December 1, 1993 between M&I and Mr. Revane

(11)   Computation of net income per common share

(12)   Computation of Ratio of Earnings to Fixed Charges

(21)   Subsidiaries

(23)   Consent of Arthur Andersen & Co.

(24) Powers of attorney for Messrs. Bolduc, Bueche, Chait, Francke, Gunnlaugsson, Jacobs, Kellner, Kress, Kuester, O'Hare, Puelicher, Tisdale and Wright

_______________

 *  Management contract or compensatory plan or agreement