Form 10-Q
period 1994-03-31
MARSHALL & ILSLEY CORP/WI/
filed 1994-05-13
CIK 62741

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994
                 ---------------------------------------------
                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________


                        Commission file number  0 - 1220
                        --------------------------------

                         MARSHALL & ILSLEY CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                   39-0968604
              ---------                                   ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


         770 North Water Street
          Milwaukee, Wisconsin                                   53202
          --------------------                                   -----
(Address of principal executive offices)                      (Zip Code)


                                (414) 765 - 7801
                                ----------------
              (Registrant's telephone number, including area code)


                                      None
                                      ----
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
           Class                                         April 30, 1994
           -----                                        ----------------
Common Stock, $1.00 Par Value                               59,830,085

                        PART 1 - FINANCIAL INFORMATION

                         MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                          ($000's except share data)

                                              March 31   December 31  March 31
Assets                                          1994        1993        1993
- - ------                                       ----------- ----------- -----------
Cash and cash equivalents:
  Cash and due from banks                      $445,106    $479,473    $394,465
  Federal funds sold and
    security resale agreements                  228,814      59,696      98,958
  Money market funds                             40,612      35,866      25,780
                                             ----------- ----------- -----------
Total cash and cash equivalents                 714,532     575,035     519,203

Trading securities                                6,440       2,305       6,613

Other short-term investments                     44,661      49,365      67,841

Investment securities held to maturity,
  market value $158,387 ($173,262 December
  31, and $282,368 March 31, 1993)              157,076     169,484     276,172

Investment securities available for sale at
  market value March 31, 1994 (amortized
  cost December 31 and March 31, 1993).
  Market value $1,521,401 and $1,599,274 at
  December 31 and March 31, 1993,
  respectively.                               1,452,898   1,504,197   1,566,298
                                             ----------- ----------- -----------
Total investment securities                   1,609,974   1,673,681   1,842,470

Loans                                         5,426,960   5,371,085   4,922,366
  Less: Allowance for loan losses                94,871      93,189      88,430
                                             ----------- ----------- -----------
Net loans                                     5,332,089   5,277,896   4,833,936

Premises and equipment, net                     197,512     196,530     171,066
Accrued interest and other assets               200,778     195,402     187,891
                                             ----------- ----------- -----------
Total Assets                                 $8,105,986  $7,970,214  $7,629,020
                                             =========== =========== ===========
Liabilities and Shareholders' Equity
- - ------------------------------------
Deposits:
  Noninterest bearing                        $1,558,428  $1,724,256  $1,373,558
  Interest bearing                            4,420,907   4,471,618   4,443,813
                                             ----------- ----------- -----------
Total deposits                                5,979,335   6,195,874   5,817,371
Funds purchased and security
  repurchase agreements                         861,616     454,980     638,375
Other short-term borrowings                     152,303     178,688      99,479
Long-term borrowings                            197,534     202,817     125,091
Accrued expenses and other liabilities          163,801     187,503     162,671
                                             ----------- ----------- -----------
Total liabilities                             7,354,589   7,219,862   6,842,987

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 185,314 shares issued          185         185         185
  Common stock, $1.00 par value; 66,424,646
    shares issued  (66,424,646 December 31,
    and 22,109,445 March 31, 1993)               66,425      66,425      22,109
  Additional paid-in capital                     49,190      50,184      93,767
  Retained earnings                             775,997     756,556     689,326
  Less: Treasury common stock, at cost;
    6,550,461 shares (5,821,786 December 31,
    and 564,447 March 31, 1993)                 136,379     121,106      16,479
        Deferred compensation                     1,690       1,892       2,875
        Net unrealized losses on securities
    available for sale, net of related taxes      2,331           -           -
                                             ----------- ----------- -----------
Total shareholders' equity                      751,397     750,352     786,033
                                             ----------- ----------- -----------
Total Liabilities and Shareholders' Equity   $8,105,986  $7,970,214  $7,629,020
                                             =========== =========== ===========

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1994             1993
Interest income:                                   ------------     ------------
  Loans                                                $96,746          $93,979
  Investment securities:
    Taxable                                             17,152           23,135
    Exempt from Federal income taxes                     2,214            3,864
  Trading securities                                        39               39
  Short-term investments                                 1,599            1,823
                                                   ------------     ------------
Total interest income                                  117,750          122,840

Interest expense:
  Deposits                                              32,607           38,313
  Short-term borrowings                                  6,464            4,489
  Long-term borrowings                                   4,383            3,464
                                                   ------------     ------------
Total interest expense                                  43,454           46,266
                                                   ------------     ------------
Net interest income                                     74,296           76,574
Provision for loan losses                                1,771            2,146
                                                   ------------     ------------
Net interest income after provision for loan losses     72,525           74,428
Other income:
  Data processing services                              38,308           30,971
  Trust services                                        12,477           12,137
  Other customer services                               19,962           19,579
  Net securities gains                                     839            1,861
  Other                                                  4,981            5,972
                                                   ------------     ------------
Total other income                                      76,567           70,520
Other expense:
  Salaries and employee benefits                        61,076           56,107
  Net occupancy                                          6,488            6,168
  Equipment                                             11,915           10,199
  Payments to regulatory agencies                        3,552            3,637
  Processing charges                                     3,679            3,094
  Supplies and printing                                  2,673            2,427
  Professional services                                  1,597            1,724
  Other                                                 13,366           14,023
                                                   ------------     ------------
Total other expense                                    104,346           97,379
                                                   ------------     ------------
Income before income taxes                              44,746           47,569
Provision for income taxes                              16,572           16,534
                                                   ------------     ------------
Net income                                             $28,174          $31,035
                                                   ============     ============
Net income per common share:
  Primary                                                $0.44            $0.46
  Fully Diluted                                          $0.42            $0.43

Dividends paid per common share                          $0.14            $0.12

Weighted average common shares outstanding:
  Primary                                               63,514           68,128
  Fully diluted                                         69,228           74,101

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1994             1993
                                                   ------------     ------------
Net Cash Provided by Operating Activities              $42,609          $53,427

Cash Flows From Investing Activities:

  Net decrease in securities with maturities of
    three months or less                                 4,750           31,550
  Proceeds from sales of securities available
    for sale                                             1,861           10,315
  Proceeds from maturities of longer term
    securities                                         261,316          337,738
  Purchases of longer term securities                 (206,314)        (164,149)
  Net increase in loans                                (98,062)         (73,032)
  Purchases of assets to be leased                     (15,747)         (20,419)
  Principal payments on lease receivables               28,270           25,752
  Fixed asset purchases, net                            (8,979)          (8,442)
  Other                                                   (617)           1,270
                                                   ------------     ------------
    Net cash provided by (used in) investing
       activities                                      (33,522)         140,583
                                                   ------------     ------------
Cash Flows From Financing Activities:

  Net decrease in deposits                            (216,539)        (394,757)
  Proceeds from issuance of commercial paper           267,746          171,420
  Payments for maturity of commercial paper           (291,548)        (213,733)
  Net increase in other short-term
    borrowings                                         398,433          226,041
  Proceeds from issuance of long-term debt               7,774            4,821
  Payments of long-term debt                            (7,628)          (6,648)
  Dividends paid                                        (8,722)          (8,200)
  Purchases of treasury stock                          (19,886)               -
  Other                                                    780            2,220
                                                   ------------     ------------
    Net cash provided by (used in) financing
       activities                                      130,410         (218,836)
                                                   ------------     ------------
Net increase (decrease) in cash and cash
    equivalents                                        139,497          (24,826)

Cash and cash equivalents, beginning of year           575,035          544,029
                                                   ------------     ------------
Cash and cash equivalents, end of period              $714,532         $519,203
                                                   ============     ============
Supplemental cash flow information:

  Cash paid during the period for:

    Interest                                           $44,008          $43,951
    Income taxes                                         8,221            7,235


See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                       March 31, 1994 & 1993 (Unaudited)

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1993 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of results to be expected for the entire year.

2. The Corporation declared a three for one stock split effected in the form of a 200% stock dividend which was distributed to shareholders on May 28, 1993. All per share data for 1993 has been retroactively restated for the stock split.

3. The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 500,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes.

    The Corporation has 160,000,000 (80,000,000 in 1993) shares of its $1.00 par value common stock authorized.

4.  The Corporation's loan portfolio consists of the following ($000's):

                                              March 31   December 31  March 31
                                                1994        1993        1993
                                             ----------- ----------- -----------
    Commercial financial & agricultural      $1,959,006  $1,889,578  $1,829,539
    Real estate:
       Construction                             202,884     214,369    $153,503
       Residential Mortgage                   1,207,554   1,254,748   1,164,851
       Commercial Mortgage                    1,107,088   1,061,635     937,247
                                             ----------- ----------- -----------
    Total real estate                         2,517,526   2,530,752   2,255,601
    Personal                                    717,754     711,194     607,769
    Lease financing                             232,674     239,561     229,457
                                             ----------- ----------- -----------
                                             $5,426,960  $5,371,085  $4,922,366
                                             =========== =========== ===========

5. Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Accordingly, investment securites classified as available for sale are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity. The effect of adopting FAS 115 resulted in an increase to shareholders' equity of $9,467 at January 1, 1994. The net unrealized loss (net of unrealized gains but before income tax effects) for investment securities classified as available for sale at March 31,
    1994 amounted to $3,698 which resulted in a decrease to shareholders'
    equity of $2,331. Investment securities classifed as available for sale at December 31 and March 31, 1993, are carried at amortized cost in the accompanying consolidated balance sheets.
    Investment securities, by type, held by the Corporation are as follows ($000's):
                                              March 31   December 31  March 31
                                                1994        1993        1993
                                             ----------- ----------- -----------
    Investment securities held to maturity:
       State and political subdivisions        $152,704    $160,238    $259,719
       Other                                      4,372       9,246      16,453
                                             ----------- ----------- -----------
    Investment securities held to maturity      157,076     169,484     276,172
                                             ----------- ----------- -----------
    Investment securities available for sale:
       U.S. treasury and government agencies  1,394,169   1,460,009   1,529,646
       Other                                     58,729      44,188      36,652
                                             ----------- ----------- -----------
    Investment securities available for sale  1,452,898   1,504,197   1,566,298
                                             ----------- ----------- -----------
    Total Investment Securities              $1,609,974  $1,673,681  $1,842,470
                                             =========== =========== ===========

                         MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Concluded

                        March 31, 1994 & 1993 (Unaudited)

6. In September 1993, the Corporation ("M&I") entered into an Agreement and Plan of Merger ("Merger Agreement") whereby Valley Bancorporation ("Valley"), a Wisconsin bank holding company located in Appleton, Wisconsin, with consolidated assets of approximately $4.4 billion, will merge with and into the Corporation ("the Merger"). Under the terms of the Merger Agreement, each share of Valley common stock will be converted into the right to receive 1.72 shares of the Corporation's common stock in a tax-free reorganization which is to be accounted for as a pooling of interests.

    The following information summarizes certain financial data of M&I and Valley for the three month period ended March 31, 1994, along with pro forma information which would result from the combination ($ in thousands, except per share data):

                                                 M&I       Valley     Pro Forma
                                             ----------- ----------- -----------
    Net Interest Income                         $74,296     $44,112    $117,612

    Provision for Loan Losses                     1,771       2,181       3,952

    Net Income                                   28,174      10,339      38,513

    Fully Diluted Net Income Per Share            $0.42       $0.50       $0.37


    The pro forma financial information does not include the effect of the one time merger related and restructuring charges associated with the combination which is estimated to be approximately $48 million (after tax) nor does it include the effects of the proposed divestitures or any potential cost savings which are anticipated after the merger is completed. See Management's Discussion and Analysis of Financial Position and Results of Operations for a further discussion of the status of the pending Merger.

    Potential loan loss provisions may be recorded at or near the consummation of the Merger. While the amounts have not been quantified, an additional provision may be necessary to conform Valley's loan valuation policies with those of M&I. M&I does not anticipate that the amount of such provision will be material to the combined entity.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1994             1993
                                                   ------------     ------------
Assets
- - ------
Cash and due from banks                               $474,317         $426,651
Short-term investments                                 194,598          223,936
Trading securities                                       3,341            3,826
Investment securities:
  U.S. Treasury and government agencies              1,428,366        1,522,744
  States and political subdivisions                    155,681          269,292
  Other                                                 64,603           54,934
                                                   ------------     ------------
Total investment securities                          1,648,650        1,846,970
Loans:
  Commercial                                         1,903,159        1,769,757
  Real estate                                        2,513,105        2,224,152
  Personal                                             707,869          604,215
  Lease financing                                      234,639          229,666
                                                   ------------     ------------
                                                     5,358,772        4,827,790
  Less: Allowance for loan losses                       94,339           87,282
                                                   ------------     ------------
Total loans                                          5,264,433        4,740,508

Premises and equipment, net                            196,831          170,025
Accrued interest and other assets                      185,817          180,599
                                                   ------------     ------------
Total Assets                                        $7,967,987       $7,592,515
                                                   ============     ============

Liabilities and Shareholders' Equity
- - ------------------------------------
Deposits:
  Noninterest bearing                               $1,544,237       $1,395,223
  Interest bearing                                   4,433,860        4,479,034
                                                   ------------     ------------
Total deposits                                       5,978,097        5,874,257
Funds purchased and security repurchase
  agreements                                           713,583          545,154
Other short-term borrowings                            109,959           67,170
Long-term borrowings                                   240,868          171,038
Accrued expenses and other liabilities                 159,811          160,154
                                                   ------------     ------------
Total liabilities                                    7,202,318        6,817,773

Shareholders' equity                                   765,669          774,742
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity          $7,967,987       $7,592,515
                                                   ============     ============

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
                             RESULTS OF OPERATIONS



THREE MONTHS ENDED MARCH 31, 1994 AND 1993
__________________________________________

Net income for the first quarter of 1994 was $28.2 million compared to $31.0 million for the same period one year ago. Fully diluted earnings per share amounted to $.42 this quarter and $.43 for the same quarter last year. The Corporation's return on average assets and return on average shareholders' equity were 1.43% and 14.92% for the three months ended March 31, 1994 and 1.66% and 16.25% for the three months ended March 31, 1993, respectively.

The decrease in net income of $2.8 million or 9.2% is attributable to a decline in net interest income, lower security gains and slower fee revenue growth from the Corporation's banking and trust services affiliates.


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
____________________________________________

The provision for loan losses amounted to $1.8 million in the first quarter of 1994 compared to $2.4 million and $2.1 million in the fourth and first quarters of 1993, respectively. The 1994 provision level reflects the continued current favorable trends in nonperforming assets and net charge-offs in relation to the allowance for loan losses.

At March 31, 1994, nonperforming assets were $44.1 million, the lowest level reported over the past five quarters. Nonaccrual loans, the largest component of nonperforming assets, declined $2.4 million or 8.8% since December 31, 1993. Each major loan type exhibited a decline in nonaccrual loans at March 31, 1994 compared to year-end 1993.

Net charge-offs in the first quarter of 1994 amounted to $.09 million or .01% of average loans annualized. During the first quarter of 1993, the Corporation's lead bank, M&I Marshall & Ilsley Bank, and its Arizona affiliate, M&I Thunderbird Bank, had net recoveries which contributed to consolidated net recoveries of $0.4 million.

The allowance for loan losses was $94.9 million or 1.75% of total loans at March 31, 1994 compared to $93.2 million or 1.74% of total loans at December 31, 1993 and $88.4 million or 1.80% of total loans at March 31, 1993. The coverage of the allowance for loan losses to nonperforming loans increased from 261% at year-end 1993 to 284% at the end of the current quarter primarily due to the decrease in nonperforming loans of $2.4 million or 6.6%. At March 31, 1993, such coverage was 188%.

The following tables present certain credit quality information and statistics for the Corporation and its major affiliate groups at March 31, 1994 as well as the previous four quarters.

                    CONSOLIDATED CREDIT QUALITY INFORMATION
                                    ($000's)

                               1994                     1993
                              _______    __________________________________

                               First     Fourth     Third   Second    First
                              Quarter    Quarter   Quarter  Quarter  Quarter
                              _______    __________________________________

NONPERFORMING ASSETS

Nonaccrual                    $25,432    $27,880   $31,762  $36,165  $37,494

Renegotiated                    1,965      2,195     2,241    2,267    3,012

Past Due 90 Days or More        6,021      5,694     5,008    5,406    6,411
                              _______    _______   _______  _______  _______

Total Nonperforming Loans      33,418     35,769    39,011   43,838   46,917

Other Real Estate Owned        10,676     10,634    12,184   13,195   14,184
                              _______    _______   _______  _______  _______

Total Nonperforming Assets    $44,094    $46,403   $51,195  $57,033  $61,101
                              =======    =======   =======  =======  =======

ALLOWANCE FOR LOAN LOSSES     $94,871    $93,189   $92,005  $89,989  $88,430
                              =======    =======   =======  =======  =======

NONACCRUAL LOANS BY TYPE

Commercial
  Commercial, Financial &
    Agricultural              $ 5,284    $ 5,663   $ 7,160  $12,601  $13,088

  Lease Financing Receivables   2,756      2,819     3,524    2,807    1,965
                              _______    _______   _______  _______  _______

Total Commercial                8,040      8,482    10,684   15,408   15,053

Real Estate
  Construction and Land
    Development                    63        388        45       --    1,123

  Commercial Mortgage          11,338     12,578    13,146   11,766   12,611

  Residential Mortgage          4,788      5,014     6,276    7,017    6,625
                              _______    _______   _______  _______  _______

Total Real Estate              16,189     17,980    19,467   18,783   20,359

Personal                        1,203      1,418     1,611    1,974    2,082
                              _______    _______   _______  _______  _______

Total Nonaccrual Loans        $25,432    $27,880   $31,762  $36,165  $37,494
                              =======    =======   =======  =======  =======

                               1994                     1993
                              _______    __________________________________

                               First     Fourth     Third   Second    First
                              Quarter    Quarter   Quarter  Quarter  Quarter
                              _______    __________________________________
NET LOAN AND LEASE
  CHARGE-OFFS (RECOVERIES)

Loan and Lease Charge-offs    $ 1,424    $ 2,381   $ 1,222  $ 1,987  $ 1,196

Loan and Lease Recoveries       1,335      1,174       992    1,264    1,596
                              _______    _______   _______  _______  _______

Net Loan and Lease
   Charge-offs (Recoveries)   $    89    $ 1,207   $   230  $   723  $  (400)
                              =======    =======   =======  =======  =======


CONSOLIDATED STATISTICS

Net Charge-offs (Recoveries)
   to Average Loans
     Annualized                  0.01%      0.09%     0.02%    0.06%   (0.03%)

Total Nonperforming Loans
   to Total Loans                0.62       0.67      0.75     0.87     0.95

Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned             0.81       0.86      0.98     1.12     1.24

Allowance for Loan Losses
   to Total Loans                1.75       1.74      1.76     1.78     1.80

Allowance for Loan Losses
   to Nonperforming Loans         284        261       236      205      188

                      MAJOR AFFILIATE GROUP CREDIT QUALITY INFORMATION
                                          ($000's)


                               1994                     1993
                              _______    __________________________________

                               First     Fourth     Third   Second    First
                              Quarter    Quarter   Quarter  Quarter  Quarter
                              _______    __________________________________

TOTAL NONPERFORMING ASSETS

M&I Marshall & Ilsley Bank    $11,968    $13,656   $13,917  $19,095  $20,045

Other Wisconsin Affiliates     27,835     28,733    31,162   31,517   34,068

M&I Thunderbird Bank            4,291      4,014     6,116    6,421    6,988
                              _______    _______   _______  _______  _______

Total Nonperforming Assets    $44,094    $46,403   $51,195  $57,033  $61,101
                              =======    =======   =======  =======  =======


PROVISIONS FOR LOAN LOSSES

M&I Marshall & Ilsley Bank    $   300    $   300   $   300  $   300  $   300

Other Wisconsin Affiliates      1,246      1,866     1,721    1,757    1,846

M&I Thunderbird Bank              225        225       225      225       --
                              _______    _______   _______  _______  _______

Total Provisions for Loan
  Losses                      $ 1,771    $ 2,391   $ 2,246  $ 2,282  $ 2,146
                              =======    =======   =======  =======  =======





                               1994                     1993
                              _______    __________________________________

RATIO OF ALLOWANCE FOR LOAN    First     Fourth     Third   Second    First
LOSSES TO NONPERFORMING LOANS Quarter    Quarter   Quarter  Quarter  Quarter
                              _______    __________________________________

M&I Marshall & Ilsley Bank        590%       455%      469%     269%     243%

Other Wisconsin Affiliates        206        193       174      171      160

M&I Thunderbird Bank              405        434       291      265      226
                              _______    _______   _______  _______  _______

Consolidated                      284%       261%      236%     205%     188%
                              =======    =======   =======  =======  =======

INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS
________________________________________________________________

The following table presents a summarized view of each of the major elements of the consolidated income statement for the comparative quarters. Each of the elements is stated as a percent of the average total assets for the respective quarter and, where appropriate, is converted to a fully taxable basis.

                                                    ROA
                               1994       1993     IMPACT
                              ______     ______   ______

Interest Income                 6.06%      6.67%    (0.61)%

Interest Expense               (2.21)     (2.47)     0.26
                              ______     ______    ______


Net Interest Income             3.85       4.20     (0.35)

Provision for Loan Losses      (0.09)     (0.11)     0.02

Net Securities Gains            0.04       0.10     (0.06)

Other Income                    3.85       3.67      0.18

Other Expense                  (5.31)     (5.20)    (0.11)
                              ______     ______    ______

Income Before Income Taxes      2.34       2.66     (0.32)

Income Taxes                   (0.91)     (1.00)     0.09
                              ______     ______    ______

Return on Assets (ROA)          1.43%      1.66%    (0.23)%
                              ======     ======    ======


NET INTEREST INCOME
___________________

Net interest income in the first quarter of 1994 was $74.3 million compared to $76.6 million for the same period one year ago, a decrease of $2.3 million or 3%. The benefit of the increase in the average volume of earning assets, primarily loans, together with the benefit of the decline in cost of interest bearing deposits was not sufficient to offset the decrease in yields on earning assets.

Average earning assets increased $302.8 million or 4.4% in the first quarter of 1994 compared to the same period one year ago. Average loan growth of $531.0 million or 11% was offset, in part, by a decline in average securities of $198.3 million and a decrease in average other earning assets.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below (amounts in millions):

                    1994                      1993
                   ________   ________________________________________
                                                                        Annual
                     First      Fourth     Third      Second    First  Growth
                    Quarter    Quarter    Quarter     Quarter  Quarter   PCT
                   ________   ________________________________________ ______

Commercial Loans    $1,903     $1,849     $1,815     $1,851    $1,770     7.5%

Real Estate Loans
 Construction          214        205        174        155       146    46.2
 Commercial
  Mortgages          1,086      1,030        990        941       909    19.5
 Residential
  Mortgages          1,213      1,235      1,209      1,196     1,169     3.8
                   ________    _______    _______    _______   ______   _____
Total Real
 Estate Loans        2,513      2,470      2,373      2,292     2,224    13.0

Personal Loans
 Personal Loans        519        521        503        478       465    11.4
 Student Loans         189        166        149        143       139    36.4
                   ________    _______    _______    _______   ______   _____
Total Personal
  Loans                708        687        652        621       604    17.2

Lease Financing
  Receivables          235        236        232        230       230     2.2
                   ________    _______    _______    _______   ______   _____
Total Consolidated
  Average Loans     $5,359     $5,242     $5,072     $4,994    $4,828    11.0%
                   ========   ========    =======    =======   ======   =====

Each major category of loans increased since the first quarter of 1993. The Corporation's average commercial portfolio grew 11.8% while the portfolio of average loans to individuals increased 9.7% reflecting increased confidence by both the business and consumer sectors since last year.

Average interest bearing liabilities grew $235.9 million or 4.5% for the three months ended March 31, 1994, compared to the same period in 1993. The decline in average interest bearing deposits of $45.2 million or 1.0% was offset by a $149.0 million or 10.7% increase in noninterest bearing deposits. Average short-term borrowings increased $211.2 million or 34.5% in response to the slow growth in total average deposits in order to fund the increase in average loans. The increase in average long-term borrowings of $69.8 million or 40.8% is primarily due to the $100 million ten year 6.375% subordinated notes which were issued in July 1993 for general corporate purposes including financing the common share repurchase program announced in April 1993. Since the announcement, the Corporation has cumulatively repurchased 5.8 million common shares at an aggregate cost of approximately $134.4 million through March 31, 1994. The estimated impact of the program in the first quarter of 1994 was to increase interest expense by approximately $1.8 million, however, average common shares outstanding decreased by 5.3 million shares which had a positive impact on primary and fully diluted earnings per share.

The composition of the Corporation's quarterly average deposits for the current quarter and prior year's quarters are as follows (amounts in millions):

                    1994                      1993
                   _________  __________________________________________
                                                                         Annual
                     First      Fourth      Third     Second     First   Growth
                    Quarter     Quarter    Quarter    Quarter   Quarter   PCT
                   _________  __________________________________________ ______

Noninterest
 Bearing
  Commercial        $  979     $1,027     $  973     $  942    $  887    10.4%
  Personal             262        260        249        249       241     8.5
  Other                303        353        313        277       267    13.5
                   ________    _______    _______    _______   ______   _____

Total Noninterest
  Bearing            1,544      1,640      1,535      1,468     1,395    10.7

Interest Bearing
 Savings & NOW       1,626      1,626      1,585      1,534     1,507     7.9
 Money Market        1,108      1,161      1,131      1,125     1,136    (2.5)
 Other CDs & Time
  Deposits           1,499      1,523      1,566      1,605     1,632    (8.2)
 CDs Greater than
  $100                 201        203        209        202       204    (1.4)
                   ________    _______    _______    _______   ______   _____

Total Interest
  Bearing            4,434      4,513      4,491      4,466     4,479    (1.0)
                   ________    _______    _______    _______   ______   _____

Total Consolidated
  Average
  Deposits          $5,978     $6,153     $6,026     $5,934    $5,874     1.8%
                   ========   ========    =======    =======   ======   =====


The overall interest margin was negatively impacted by the current interest rate environment. The decline in yields on average interest earning assets of 64 basis points offset, in part, by the decrease in cost of average interest bearing liabilities of 36 basis points, reduced the interest margin by $6.5 million this quarter compared to the same period last year. This decrease was mitigated by the increase in the average volume of earning assets which provided a positive impact on the net margin of $4.2 million.

At the present time, the Corporation is not involved in any derivative product arrangements to hedge against interest rate risk.


Yield & Cost Analysis             1994                           1993
  ($000's)           _____________________________  ____________________________
                                          Average                        Average
                       Average            Yield or    Average            Yield or
                       Balance   Interest   Cost      Balance   Interest   Cost
                     _____________________________  ____________________________

Loans                $5,358,772  $ 97,091   7.35%   $4,827,790  $ 94,396    7.93%
Investment
 Securities:
   Taxable            1,455,810    17,152   4.78     1,551,466    23,135    6.05
   Tax Exempt           192,840     3,233   6.80       295,504     5,543    7.61
Funds Sold and
 Security Resale
 Agreements             107,625       933   3.52        52,473       412    3.18
Other Short-term
 Investments             90,314       709   3.18       175,289     1,453    3.36
                     __________  ________   ______  __________  ________  ______
Total Interest
 Earning Assets      $7,205,361  $119,118   6.70%   $6,902,522  $124,939    7.34%
                     ==========  ========   ======  ==========  ========  ======

Savings & NOW        $1,625,834  $  8,074   2.01%   $1,507,145  $  9,449    2.54%
Money Market          1,108,196     6,538   2.39     1,136,118     7,668    2.74
Other CDs & Time
 Deposits             1,499,070    16,102   4.36     1,632,164    19,184    4.77
CD's Greater than
 $100                   200,760     1,893   3.82       203,607     2,012    4.01
                     __________  ________   ______  __________  ________  ______
Total Interest
  Bearing Deposits    4,433,860    32,607   2.98     4,479,034    38,313    3.47
Short-term
 Borrowings             823,542     6,464   3.18       612,324     4,489    2.97
Long-term
 Borrowings             240,868     4,383   7.38       171,038     3,464    8.21
                     __________  ________   ______  __________  ________  ______
Total Interest
 Bearing Liabilities $5,498,270  $ 43,454   3.21%   $5,262,396  $ 46,266    3.57%
                     ==========  ========   ======  ==========  ========  ======

Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                          $ 75,664   4.26%               $ 78,673    4.62%
                                 ========   ======              ========  ======


OTHER INCOME
____________

Total other income was $76.6 million for the first quarter of 1994, an increase of $6.0 million or 8.6% over the $70.5 million earned in the first quarter of 1993. Fees from data processing services grew $7.3 million or 23.7% to $38.3 million this quarter compared to $31.0 million for the same period last year. The increase was primarily attributable to processing revenue. Trust fees increased 2.8% while fees from other customer services grew a modest $0.4 million or 2.0%. Other income decreased $1.0 million or 16.6% this quarter compared to the same quarter last year. The decline in revenue from the origination and sale of mortgage loans to the secondary market accounted for the majority of the decrease. Net realized gains from the sale of non-affiliate corporate equity securities classified as available for sale decreased $1.0 million.


OTHER EXPENSE
_____________

Total noninterest expense for the three months ended March 31, 1994 amounted to $104.3 million compared to $97.4 million reported last year, an increase of $7.0 million or 7.2%. Salaries and employee benefits, the largest component of noninterest expense, increased $5.0 million or 8.9%. M&I Data Services, Inc.
(DSI), the Corporation's data processing subsidiary, contributed 82% of the increase through additional overtime and a 17.1% increase in average FTE employees (+276) which includes, in part, the effect of the acquisition of a data processing center which was completed during the third quarter of 1993. Also contributing to the increase in salaries and benefits was a $0.6 million or 69% increase in postretirement health benefit expense which is primarily due to the lowering of the discount rate used in determining the benefit liability at the end of 1993.

DSI also contributed approximately 94% of the aggregate $2.6 million increase in first quarter 1994 versus first quarter 1993 expense increases in the items of net occupancy, equipment and processing charges.

Other noninterest expense decreased from $14.0 million in the first quarter of 1993 to $13.4 million in the current quarter. This line item is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. During the first quarter of 1994, the amount of cost capitalized, net of amortization, exceeded the amount recorded in the first quarter of 1993 by approximately $1.4 million and was primarily associated with conversion activity.


CAPITAL RESOURCES
_________________

At March 31, 1994, total shareholders' equity was $751.4 million compared to $750.4 and $786.0 million at December 31 and March 31, 1993, respectively.

During the first quarter of 1994, the Corporation purchased 0.8 million shares of its common stock at an aggregate cost of $17.0 million as part of the repurchase program, announced in April 1993, to acquire shares in anticipation of the conversion of its $50 million 8.5% convertible notes and continue its ongoing program to fund obligations of the Corporation's stock option and other benefit plans. It is anticipated that a portion of the convertible notes will be converted sometime in the second quarter of 1994. Accordingly, approximately $13.0 million of such convertible debt was classified as short-term at March 31, 1994.

In February 1994, the Shareholders approved a proposal to amend the Corporation's Restated Articles of Incorporation to increase the authorized common stock of the Corporation from 80 million shares to 160 million shares.

The impact of the adoption of FAS 115 and change in the interest rate environment resulted in a decrease in shareholders' equity of $2.3 million at March 31, 1994.

Shareholders' equity to total assets was 9.27% at March 31, 1994. The Corporation continues to have a strong capital base and its regulatory capital ratios remain significantly above the defined minimum regulatory ratios as shown in the following tables as of March 31, 1994.

                       RISK-BASED CAPITAL RATIOS
                            ($ in millions)

                                Amount         Ratio
                                ------         -----
Tier 1 capital                  $ 735          12.17%
Tier 1 capital
  minimum requirement             242           4.00
                                ------         -----
Excess                          $ 493           8.17%
                                ======         =====


Total capital                   $  933         15.45%
Total capital
  minimum requirement              483          8.00
                                ------         -----
Excess                          $  450          7.45%
                                ======         =====


Risk-adjusted assets            $6,039



                                        LEVERAGE RATIO
                                       ($ in millions)
                                  ---------------------------

                                    Amount           Ratio
                                  ----------      -----------
Tier 1 capital to
  adjusted total assets           $      735             9.25%

Minimum leverage
  requirement (1)                  238 - 397      3.00 - 5.00
                                  ----------      -----------

Excess                            $497 - 338      6.25 - 4.25%
                                  ==========      ===========

Adjusted average total assets        $ 7,943



(1) The 3% Ratio Shown is effective for banking organizations which have received the top bank rating from their principal federal banking regulator. Organizations receiving lower ratings are required to meet a higher minimum Leverage Ratio of between 4% and 5%.

RECENT DEVELOPMENTS
___________________


Merger with Valley Bancorporation
_________________________________

The merger of Valley with and into M&I, announced in September 1993, is proceeding as planned. In February 1994, the shareholders of M&I and Valley approved the Merger Agreement. In April 1994, the Board of Governors of the Federal Reserve in Washington, D.C. approved the application for the merger. Consummation of the merger is anticipated to occur May 31, 1994.

Bank Note Program
_________________

Beginning in the second quarter of 1994, the Corporation's banking subsidiaries "Issuing Banks" may offer from time to time Bank Notes up to a maximum of $1.0 billion aggregate principal amount outstanding at any time, subject to such additional limits as each Issuing Bank may establish.

The Bank Notes provide an additional funding source along with those currently available to financial institutions. Each of the Corporation's banking subsidiaries is a potential Issuing Bank which may issue Bank Notes with maturities ranging from 30 days to 15 years at a fixed or floating rate. The Bank Notes will be offered through certain designated Agents and will be offered and sold only to institutional investors. The Bank Notes will be sole obligations of the respective Issuing Banks and will not be obligations of or guaranteed by the Corporation.

Increase in Dividend
____________________

In April 1994, the Corporation announced that its Board of Directors approved an increase in the quarterly cash dividend on common stock to $.15 per share from $.14 per share.

                           PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders
____________________________________________________________

A.    The Corporation held a Special Meeting of Shareholders on February 15,
      1994.

B. Votes cast for items presented for consideration and approval are as follows:

      1. Approval of Agreement and Plan of Merger dated September 19, 1993 between the Corporation and Valley Bancorporation.

                  For                     50,189,322
                  Against                    676,094
                  Withheld                 2,265,834
                  Abstain                    246,391
                  Broker Non-Vote                  0

      2. Approval to amend the Corporation's Restated Articles of Incorporation, as amended to:

            a.    Increase authorized Common Stock to 160 million shares
            b.    Remove limitation on number of Directors and replace it with a provision establishing a minimum number of Directors.
            c.    Remove limitation concerning newly created directorships that may be filled by the Directors between annual meetings of
                  shareholders.

                        For               49,095,706
                        Against            1,629,048
                        Withheld           2,265,834
                        Abstain              387,053
                        Broker Non-Vote            0

      3.    Approval of 1993 Executive Stock Option Plan

                        For               47,293,188
                        Against            4,736,266
                        Withheld                   0
                        Abstain            1,348,187
                        Broker Non-Vote            0

Item 6 - Exhibits and Reports on Form 8-K
_________________________________________

    A. Exhibits

       Exhibit 11   -   Statement re computation of earnings per share.
       Exhibit 12   -   Marshall & Ilsley Corporation Computation of Ratio of
                        Earnings to Fixed Changes.
       Exhibit 12.1 -   Valley Bancorporation Computation of Ratio of Earnings
                        to Fixed Changes
       Exhibit 12.2 -   Marshall & Ilsley Corporation/Valley Bancorporation Pro
                        Forma Combined Computation of Ratio of Earnings to
                        Fixed Changes.
       Exhibit 23   -   Consent of Independent Public Accountants
       Exhibit 99   -   Valley Bancorporation - Annual Report on Form 10-K year
                        ended December 31, 1993.
       Exhibit 99.1 -   Pro Forma Combined Condensed Balance Sheets, March 31,
                        1994.
       Exhibit 99.2 -   Pro Forma Combined Condensed Income Statements, three
                        months ended March 31, 1994 and 1993 and year ended
                        December 31, 1993.

    B. Reports on Form 8-K

       In February 1994, the Corporation filed a Report on Form 8-K including certain exhibits to:

       1. Provide an update on the pending merger between the Corporation and Valley Bancorporation.
       2. Announce the results of the Special Meeting of Shareholders held February 15, 1994.
       3. Update the description of the Corporation's common stock contained in the Corporation's Registration Statement on Form 8-A under
            Section 12(g) of the Securities Exchange Act of 1934.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARSHALL & ILSLEY CORPORATION
                                               (Registrant)








                                       /s/ P. R. Justiliano
                                       _______________________________

                                       P. R. Justiliano
                                       Senior Vice President and
                                       Corporate Controller
                                       (Chief Accounting Officer)







                                       /s/ J. E. Sandy
                                       _______________________________

                                       J. E. Sandy
                                       Vice President



May 13, 1994