Form 10-Q
period 1994-06-30
MARSHALL & ILSLEY CORP/WI/
filed 1994-08-15
CIK 62741

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994
                 ---------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
           Class                                         July 31, 1994
           -----                                        ----------------
Common Stock, $1.00 Par Value                               95,002,020

                      PART 1 - FINANCIAL INFORMATION

                       MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                          ($000's except share data)

                                            June 30    December 31    June 30
Assets                                        1994         1993         1993
- - ------                                    ------------ ------------ ------------
Cash and cash equivalents:
 Cash and due from banks                     $728,451     $667,114     $582,519
 Federal funds sold and
  security resale agreements                   61,208       49,336       68,036
 Money market funds                           106,675       68,184       57,694
                                          ------------ ------------ ------------
Total cash and cash equivalents               896,334      784,634      708,249

Trading securities                              2,303        2,852       12,263

Other short-term investments                   32,619       50,121       61,684

Investment securities held to maturity,
 market value $389,441 ($341,877 December
 31, and $1,068,633 June 30, 1993)            389,342      335,400    1,050,483

Investment securities available for sale at
 market value June 30, 1994 (amortized
 cost December 31 and June 30, 1993).
 Market value $2,211,117 and $1,579,516 at
 December 31 and June 30, 1993,
 respectively.                              2,016,777    2,237,158    1,553,813
                                          ------------ ------------ ------------
Total investment securities                 2,406,119    2,572,558    2,604,296

Loans                                       8,746,851    8,617,400    8,200,144
  Less: Allowance for loan losses             149,371      133,600      129,335
                                          ------------ ------------ ------------
Net loans                                   8,597,480    8,483,800    8,070,809

Premises and equipment, net                   287,827      299,801      285,637
Accrued interest and other assets             289,983      292,171      277,133
                                          ------------ ------------ ------------
Total Assets                              $12,512,665  $12,485,937  $12,020,071
                                          ============ ============ ============
Liabilities and Shareholders' Equity
- - ------------------------------------
Deposits:
  Noninterest bearing                      $2,063,092   $2,290,233   $2,010,259
  Interest bearing                          7,570,335    7,881,576    7,717,119
                                          ------------ ------------ ------------
Total deposits                              9,633,427   10,171,809    9,727,378
Funds purchased and security
 repurchase agreements                      1,011,509      515,028      584,598
Other short-term borrowings                   164,954      201,688      158,103
Long-term borrowings                          383,562      234,418      186,781
Accrued expenses and other liabilities        251,524      248,481      244,393
                                          ------------ ------------ ------------
Total liabilities                          11,444,976   11,371,424   10,901,253

Shareholders' equity:
 Series A convertible preferred stock,
  $1.00 par value; 348,944 shares issued
  (185,314 shares December 31 and June 30,
  1993)                                           349          185          185
 Common stock, $1.00 par value; 99,497,416
  shares issued (102,073,005 December 31,
  and 89,643,790 June 30, 1993)                99,497      102,073       89,644
  Additional paid-in capital                  200,295      238,130      239,580
  Retained earnings                           870,338      897,123      838,832
 Less: Treasury common stock, at cost;
  4,254,535 shares (5,821,786 December 31,
  and 2,639,066 June 30, 1993)                 88,224      121,106       46,924
       Deferred compensation                    1,511        1,892        2,499
       Net unrealized losses on securities
  available for sale, net of related taxes     13,055            -            -
                                          ------------ ------------ ------------
Total shareholders' equity                  1,067,689    1,114,513    1,118,818
                                          ------------ ------------ ------------
Total Liabilities and Shareholders' Equity$12,512,665  $12,485,937  $12,020,071
                                          ============ ============ ============

See notes to financial statements.                                    Page 2

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       1994             1993
Interest income:                                   ------------     ------------
  Loans                                               $165,668         $160,769
  Investment securities:
    Taxable                                             26,653           31,405
    Exempt from Federal income taxes                     4,384            5,271
  Trading securities                                        42               45
  Short-term investments                                 1,792            1,366
                                                   ------------     ------------
Total interest income                                  198,539          198,856

Interest expense:
  Deposits                                              61,710           68,442
  Short-term borrowings                                 10,138            4,880
  Long-term borrowings                                   5,980            5,274
                                                   ------------     ------------
Total interest expense                                  77,828           78,596
                                                   ------------     ------------
Net interest income                                    120,711          120,260
Provision for loan losses                               13,001            4,440
                                                   ------------     ------------
Net interest income after provision for loan losses    107,710          115,820
Other income:
  Data processing services                              38,612           34,083
  Trust services                                        14,564           15,209
  Other customer services                               29,949           30,420
  Net securities gains (losses)                         (7,470)             551
  Other                                                  7,959           10,059
                                                   ------------     ------------
Total other income                                      83,614           90,322
Other expense:
  Salaries and employee benefits                        82,400           78,303
  Net occupancy                                          9,291            9,206
  Equipment                                             15,150           14,032
  Payments to regulatory agencies                        5,896            5,751
  Processing charges                                     4,549            4,189
  Supplies and printing                                  3,260            3,282
  Professional services                                  3,729            2,970
  Merger / Restructuring                                76,562                -
  Other                                                 30,123           22,161
                                                   ------------     ------------
Total other expense                                    230,960          139,894
                                                   ------------     ------------
Income (loss) before income taxes                      (39,636)          66,248
Provision (benefit) for income taxes                    (2,575)          22,831
                                                   ------------     ------------
Net income (loss)                                     ($37,061)         $43,417
                                                   ============     ============

Net income (loss) per common share:
  Primary                                               ($0.39)           $0.42
  Fully diluted                                          (0.39)            0.40

Dividends paid per common share                           0.15             0.14

Weighted average common shares outstanding:
  Primary                                               95,480          103,707
  Fully diluted                                         95,480          109,630

See notes to financial statements                                        Page 3

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                     Six Months Ended June 30,
                                                   -----------------------------
                                                       1994             1993
Interest income:                                   ------------     ------------
  Loans                                               $325,739         $319,948
  Investment securities:
    Taxable                                             53,106           64,446
    Exempt from Federal income taxes                     8,498           11,127
  Trading securities                                        86               88
  Short-term investments                                 3,074            3,274
                                                   ------------     ------------
Total interest income                                  390,503          398,883

Interest expense:
  Deposits                                             123,306          139,467
  Short-term borrowings                                 16,991            9,915
  Long-term borrowings                                  11,960           10,481
                                                   ------------     ------------
Total interest expense                                 152,257          159,863
                                                   ------------     ------------
Net interest income                                    238,246          239,020
Provision for loan losses                               16,953            8,751
                                                   ------------     ------------
Net interest income after provision for loan losses    221,293          230,269
Other income:
  Data processing services                              76,211           64,886
  Trust services                                        30,134           30,692
  Other customer services                               60,049           59,359
  Net securities gains (losses)                         (6,653)           2,560
  Other                                                 16,957           20,117
                                                   ------------     ------------
Total other income                                     176,698          177,614
Other expense:
  Salaries and employee benefits                       166,552          156,141
  Net occupancy                                         19,394           18,703
  Equipment                                             31,019           28,108
  Payments to regulatory agencies                       11,830           11,611
  Processing charges                                     9,423            8,342
  Supplies and printing                                  6,622            6,570
  Professional services                                  5,791            5,507
  Merger / Restructuring                                76,562                -
  Other                                                 50,423           43,288
Total other expense                                ------------     ------------
                                                       377,616          278,270
Income before income taxes                         ------------     ------------
Provision for income taxes                              20,375          129,613
                                                        18,923           44,267
Net income                                         ------------     ------------
                                                        $1,452          $85,346
Net income per common share:                       ============     ============

  Primary                                                $0.01            $0.82
  Fully Diluted                                          $0.01            $0.79

Dividends paid per common share                          $0.29            $0.26

Weighted average common shares outstanding:
  Primary
  Fully diluted                                         99,707          103,473
                                                        99,724          109,638

See notes to financial statements                                        Page 4

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                    Six Months Ended June 30,
                                                   -----------------------------
                                                       1994             1993
                                                   ------------     ------------
Net Cash Provided by Operating Activities             $181,997         $106,372

Cash Flows From Investing Activities:

  Net decrease in securities with maturities of
    three months or less                                18,550           39,500
  Proceeds from sales of securities available
    for sale                                           567,963           13,995
  Proceeds from maturities of longer term
    securities                                         560,825          908,441
  Purchases of longer term securities               (1,005,889)        (644,226)
  Net increase in loans                               (237,673)        (221,190)
  Purchases of assets to be leased                     (43,531)         (43,605)
  Principal payments on lease receivables               57,347           51,807
  Fixed asset purchases, net                           (21,795)         (32,230)
  Other                                                  4,726            3,401
                                                   ------------     ------------
    Net cash provided by (used in) investing
       activities                                      (99,477)          75,893

Cash Flows From Financing Activities:

  Net decrease in deposits                            (538,209)        (316,691)
  Proceeds from issuance of commercial paper           777,733          585,977
  Payments for maturity of commercial paper           (800,562)        (574,655)
  Net increase in other short-term
    borrowings                                         488,149           88,805
  Proceeds from issuance of long-term debt             173,330            7,319
  Payments of long-term debt                           (19,216)         (15,244)
  Dividends paid                                       (28,227)         (26,684)
  Purchases of treasury stock                          (31,045)         (24,749)
  Other                                                  7,227           (2,619)
                                                   ------------     ------------
    Net cash provided by (used in) financing
       activities                                       29,180         (278,541)
                                                   ------------     ------------
Net increase (decrease) in cash and cash
    equivalents                                        111,700          (96,276)

Cash and cash equivalents, beginning of year           784,634          804,525
                                                   ------------     ------------
Cash and cash equivalents, end of period              $896,334         $708,249
                                                   ============     ============

Supplemental cash flow information:

  Cash paid during the period for:
    Interest                                          $148,493         $160,155
    Income taxes                                        51,054           46,800


See notes to financial statements                                      Page 5

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                        June 30, 1994 & 1993 (Unaudited)

1.The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1993 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 1994 and 1993. The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of results to be expected for the entire year.

2.The accompanying unaudited consolidated financial statements have been restated to give effect to the merger of Valley Bancorporation (Valley) with and into the Corporation. Significant intercompany balances and transactions between the Corporation and Valley have been eliminated in the combination and certain adjustments have been made to conform the presentation of Valley's financial information with that of the Corporation. In accordance with the terms of the merger, which was consummated May 31, 1994, each share of Valley Common Stock was converted into the right to receive 1.72 shares of the Corporation's Common Stock (approximately 35.7 million shares) in a tax-free reorganization which was accounted for as a pooling of interests.

  Net interest income and net income of the previously separate enterprises for the three months ended March 31, 1994 prior to the consummation of the merger and a reconciliation of net interest income and net income of the Corporation as previously reported for the three months and six months ended June 30, 1993 to the amounts for those periods in the accompanying consolidated financial statements as restated for the pooling of interest are as follows ($000's):

                                             Three        Three         Six
                                             Months       Months       Months
                                             Ended        Ended        Ended
                                            March 31     June 30      June 30
  Net interest income:                        1994         1993         1993
                                          ------------ ------------ ------------
     Corporation                              $74,296      $77,708     $154,282
     Valley Bancorporation                     43,239       42,552       84,738
                                          ------------ ------------ ------------
  Combined                                   $117,535     $120,260     $239,020
                                          ============ ============ ============
  Net income:
     Corporation                              $28,174      $31,933      $62,968
     Valley Bancorporation                     10,339       11,484       22,378
                                          ------------ ------------ ------------
  Combined                                    $38,513      $43,417      $85,346
                                          ============ ============ ============

3.The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 3,000,000 shares (500,000 shares in 1993) as Series A convertible, with a $100 value per share for conversion and liquidation purposes.

4.The Corporation has 160,000,000 (80,000,000 in 1993) shares of its $1.00 par value common stock authorized.

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Concluded

                        June 30, 1994 & 1993 (Unaudited)

5.The Corporation's loan portfolio consists of the following ($000's):

                                            June 30    December 31    June 30
                                              1994         1993         1993
                                          ------------ ------------ ------------
  Commercial financial & agricultural      $2,714,224   $2,591,930   $2,617,960
  Real estate:
     Construction                             323,324      333,609      266,341
     Residential Mortgage                   2,197,178    2,164,503    2,103,060
     Commercial Mortgage                    2,041,005    1,909,229    1,736,822
                                          ------------ ------------ ------------
  Total real estate                         4,561,507    4,407,341    4,106,223
  Personal                                  1,213,537    1,361,571    1,228,012
  Lease financing                             257,583      256,558      247,949
                                          ------------ ------------ ------------
                                           $8,746,851   $8,617,400   $8,200,144
                                          ============ ============ ============

6.Effective January 1, 1994, the Corporation adopted Statement of Financial
  Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investment securities classified as available for sale at June 30, 1994 are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity. Investment securities classified as available for sale at December 31 and June 30, 1993, are carried at amortized cost in the accompanying consolidated balance sheets.

  Investment securities, by type, held by the Corporation are as follows
  ($000's):
                                            June 30    December 31    June 30
                                              1994         1993         1993
                                          ------------ ------------ ------------
  Investment securities held to maturity:
     U.S. treasury and government agencies    $61,320            -     $585,679
     State and Political Subdivisions         323,131     $326,154      375,788
     Other                                      4,891        9,246       89,016
                                          ------------ ------------ ------------
  Investment securities held to maturity      389,342      335,400    1,050,483
                                          ------------ ------------ ------------
  Investment securities available for sale:
     U.S. treasury and government agencies  1,921,242    2,139,867    1,509,813
     State and Political Subdivisions             250            -            -
     Other                                     95,285       97,291       44,000
                                          ------------ ------------ ------------
  Investment securities available for sale  2,016,777    2,237,158    1,553,813
                                          ------------ ------------ ------------
  Total Investment Securities              $2,406,119   $2,572,558   $2,604,296
                                          ============ ============ ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       1994             1993
                                                   ------------     ------------
Assets
- - ------
Cash and due from banks                               $616,759         $600,666
Short-term investments                                 184,303          173,761
Trading securities                                       3,814            4,405
Investment securities:
  Taxable                                            2,131,093        2,218,761
  Tax-exempt                                           358,442          418,799
                                                   ------------     ------------
Total investment securities                          2,489,535        2,637,560
Loans:
  Commercial                                         2,715,109        2,622,726
  Real estate                                        4,500,855        4,170,071
  Personal                                           1,211,482        1,078,651
  Lease financing                                      256,655          246,203
                                                   ------------     ------------
                                                     8,684,101        8,117,651
  Less: Allowance for loan losses                      139,989          129,073
                                                   ------------     ------------
Total loans                                          8,544,112        7,988,578

Premises and equipment, net                            290,743          276,231
Accrued interest and other assets                      297,445          268,334
                                                   ------------     ------------
Total Assets                                       $12,426,711      $11,949,535
                                                   ============     ============

Liabilities and Shareholders' Equity
- - ------------------------------------
Deposits:
  Noninterest bearing                               $2,036,599       $1,938,127
  Interest bearing                                   7,672,608        7,727,857
                                                   ------------     ------------
Total deposits                                       9,709,207        9,665,984
Funds purchased and security repurchase
  agreements                                           887,636          596,628
Other short-term borrowings                            130,182           93,764
Long-term borrowings                                   348,715          237,846
Accrued expenses and other liabilities                 234,113          221,780
                                                   ------------     ------------
Total liabilities                                   11,309,853       10,816,002

Shareholders' equity                                 1,116,858        1,133,533
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $12,426,711      $11,949,535
                                                   ============     ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                     Six Months Ended June 30,
                                                   -----------------------------
                                                       1994             1993
                                                   ------------     ------------
Assets
- - ------
Cash and due from banks                               $625,045         $592,406
Short-term investments                                 170,034          201,307
Trading securities                                       3,866            4,385
Investment securities:
  Taxable                                            2,172,571        2,243,835
  Tax-exempt                                           359,591          423,429
                                                   ------------     ------------
                                                     2,532,162        2,667,264
Total investment securities
Loans:
  Commercial                                         2,666,138        2,583,960
  Real estate                                        4,497,497        4,121,405
  Personal                                           1,207,613        1,068,346
  Lease financing                                      255,589          244,941
                                                   ------------     ------------
                                                     8,626,837        8,018,652
  Less: Allowance for loan losses                      137,905          127,584
                                                   ------------     ------------
Total loans                                          8,488,932        7,891,068

Premises and equipment, net                            289,809          274,956
Accrued interest and other assets                      291,514          267,269
                                                   ------------     ------------
Total Assets                                       $12,401,362      $11,898,655
                                                   ============     ============

Liabilities and Shareholders' Equity
- - ------------------------------------
Deposits:
  Noninterest bearing                               $2,038,855       $1,890,895
  Interest bearing                                   7,721,772        7,738,560
                                                   ------------     ------------
Total deposits                                       9,760,627        9,629,455
Funds purchased and security repurchase
  agreements                                           844,557          606,972
Other short-term borrowings                            121,093           83,594
Long-term borrowings                                   322,235          238,608
Accrued expenses and other liabilities                 226,590          221,023
                                                   ------------     ------------
Total liabilities                                   11,275,102       10,779,652

Shareholders' equity                                 1,126,260        1,119,003
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $12,401,362      $11,898,655
                                                   ============     ============

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
                             RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1994 AND 1993
__________________________________________

For the second quarter of 1994, the Corporation recorded a net loss of $37.1 million compared to net income $43.4 million for the same period a year ago. Fully diluted net loss per share amounted to $.39 for the second quarter of 1994 compared to fully diluted net income per share of $.40 for the second quarter of 1993.

The second quarter loss is attributable to a one-time merger/restructuring charge and an increase in loan loss provision associated with the May 31, 1994 acquisition of Valley Bancorporation (Valley). In addition, security losses and other miscellaneous charges were taken in the quarter.

The following table summarizes the unusual items reported in the second quarter of 1994.

                                                  Per Share Decrease
                                               _______________________
                                  After-Tax
                                   Charge      Primary  Fully Diluted
                                _____________  _______  _____________

Recognition of $76.6 million
  merger/restructuring charge   $59.5 million    $.62       $.62

Additional loan loss
  provisions of $8.9 million      5.8 million     .06        .06

Security losses of $7.3 million   4.6 million     .05        .05

Other miscellaneous charges
  of $8.5 million                 6.2 million     .07        .07
                                _____________    ____       ____

                                $76.1 million    $.80       $.80
                                =============    ====       ====

Net income for the second quarter of 1994 would have been $39.0 million and fully diluted earnings per share would have amounted to $.38 per share had the above charges not been recorded.

The table below summarizes the merger/restructuring charge recorded at June 30, 1994 (amounts in millions):

                   MERGER/RESTRUCTURING CHARGES

Executive Contracts            $26.4

Employee Severance Costs        14.9

Computer and Software           12.7

System Conversion Costs          2.9

Facilities and Equipment         4.2

Investment Advisors              3.4

Accounting, Legal and
  Other Professional Fees        3.9

Other                            8.2
                              ______

                               $76.6
                              ======

The executive contract accrual of $26.4 million represents the present value of the amounts due to certain Valley executives under their former employment contracts. As of June 30, 1994, $10.3 million had been paid and the remaining liability is expected to be paid beginning in 1997.

As part of the on-going merger and restructuring, the Corporation anticipates a reduction in its work force. As of June 30, the Corporation accrued the severance costs for all employees who have been formally notified of job loss and the costs associated with other identified employees who have not been notified. The severance policy, which has been distributed to all employees, generally provides for a minimum of 2 weeks of severance payments up to a maximum of 52 weeks depending upon years of service and job classification with certain adjustments if subsequent employment is found during the severance period.

The computer and software charge represents the write-off of Valley's capitalized costs associated with its own internal data processing function.
The systems conversion cost estimate of $2.9 million is the cost associated with the one time conversion and standardization of Valley's records to M&I's data processing systems.

As part of the merger, duplicative branch offices and other corporate facilities will be sold or leases terminated. In addition, certain excess furniture and equipment will also be disposed of. The estimated loss on lease terminations and equipment disposals amounted to $4.2 million. The estimated net gain on sale of excess facilities, which is not considered to be significant, will be recorded when realized.

Investment advisor, accounting, legal and other professional fees present amounts incurred to consummate the mergers.

Other miscellaneous charges amounted to $8.2 million and included a $3.2 million charge associated with the curtailment of Valley's defined benefit pension plan at May 31, 1994. Beginning in June, 1994 former Valley employees became eligible to participate in M&I's defined contribution pension plan. Also included were costs to eliminate duplicate customer accounts, unusable capitalized inventory costs and write-offs of other costs not deemed to be realizable due to the merger.

As part of the approval of the merger, certain branch divestures were required by the regulatory agencies. These required branch divestures with deposits of approximately $270 million along with the resulting approximate net gain of $24 million, will be recorded when realized during the second half of 1994. It is not anticipated that these sales will have a material impact on the financial condition of the company.

While no assurances can be given, the estimated annual cost savings to be achieved by the combined companies beginning in 1995 is estimated to be approximately $36 million. These cost savings are the result of operating efficiencies and the elimination of duplicate functions due to affiliate mergers and economies of scale. Management presently estimates that approximately 40% of the annual cost savings will be achieved in the second half of this year.

The Corporation also increased the loan loss provision at several former Valley banks in order to raise their reserve levels to be more in line with the M&I Banks. The additional provision of $8.9 million increased Valley's allowance for loan loss to nonperforming loan ratio from 164% to 195% at June 30. It is not anticipated that this one-time increase in provision levels will result in lower provision levels in the future.

Security losses of $7.3 million of the reported $7.5 million were realized in the second quarter of 1994 to reposition our balance sheet in light of current interest rates. Approximately $568 million of securities with a remaining average maturity of one year were sold. The proceeds were reinvested in higher yielding securities with an average maturity of less than two years. The securities sold were classified as available for sale, therefore, the resulting realized loss has no impact on shareholders' equity.

Other miscellaneous charges included a goodwill asset adjustment of $2.7 million, other real estate write-downs of $1.8 million and other accrual related adjustments such as professional fees not resulting from the merger/restructuring.


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
____________________________________________

Excluding the above noted additional provision for certain Valley banks of $8.9 million, the provision for loan losses would have amounted to $4.1 million in the second quarter of 1994 compared to $4.0 million in the first quarter of 1994 and $4.4 million in the second quarter of 1993. The adjusted 1994 provision level reflects the relatively stable trend in nonperforming assets since year-end 1993 and net charge-offs in relation to the allowance for loan losses.

Nonperforming assets at June 30, 1994 were $69.8 million, relatively unchanged from the first quarter of 1994. Nonaccrual loans, the largest component of nonperforming assets, increased $4.8 million or 10.8% since March 31, 1994 while other real estate owned (OREO) declined by $4.3 million. All major categories of nonaccrual loans, other than personal loans, increased in the second quarter compared to the prior quarter. The decline in OREO was due to the sales of properties during the quarter and write-downs.

Net charge-offs in the second quarter of 1994 amounted to $.8 million or .04% of average loans annualized. While slightly higher than the first quarter of 1994, the amount is below that reported in any quarter in 1993.

The allowance for loan losses was $149.4 million or 1.71% of total loans at June 30, 1994 compared to $137.2 million or 1.59% of total loans at March 31, 1994 and $129.3 million or 1.58% of total loans at June 30, 1993. The coverage of the allowance for loan losses to nonperforming loans increased from 242% at March 31, 1994 to 244% at the end of the current quarter.

The following tables present certain credit quality information and statistics at June 30, 1994 as well as the previous four quarters.


                    CONSOLIDATED CREDIT QUALITY INFORMATION
                                    ($000's)

                                  1994                  1993
                            _________________ ___________________________

                            Second    First   Fourth    Third   Second
                            Quarter  Quarter  Quarter  Quarter  Quarter
                            _________________ ___________________________

NONPERFORMING ASSETS

Nonaccrual                  $ 49,384 $ 44,571 $ 44,186 $ 49,965 $ 55,467

Renegotiated                   4,328    4,019    4,263    5,024    5,162

Past Due 90 Days or More       7,613    8,028    7,906    7,013    7,145
                            _________________ __________________________

Total Nonperforming Loans     61,325   56,618   56,355   62,002   67,774

Other Real Estate Owned        8,494   12,813   12,928   14,533   15,811
                            _________________ __________________________

Total Nonperforming Assets  $ 69,819 $ 69,431 $ 69,283 $ 76,535 $ 83,585
                            ================= ==========================

ALLOWANCE FOR LOAN LOSSES   $149,371 $137,174 $133,600 $131,662 $129,335
                            ================= ==========================

NONACCRUAL LOANS BY TYPE

Commercial
  Commercial, Financial &
    Agricultural            $ 11,410 $  9,856 $ 10,055 $ 14,404 $ 22,715

  Lease Financing Receivables  2,106    2,756    2,868    3,524    2,816
                            _________________ __________________________

Total Commercial              13,516   12,612   12,923   17,928   25,531

Real Estate
  Construction and Land
    Development                3,135      493      538      169       --

  Commercial Mortgage         20,188   19,357   18,433   18,656   16,473

  Residential Mortgage        10,062    9,492    9,631   10,409   10,356
                            _________________ __________________________

Total Real Estate             33,385   29,342   28,602   29,234   26,829

Personal                       2,483    2,617    2,661    2,803    3,107
                            _________________ __________________________

Total Nonaccrual Loans      $ 49,384 $ 44,571 $ 44,186 $ 49,965 $ 55,467
                           ================== ==========================

                                  1994                  1993
                            _________________ ___________________________

                            Second    First   Fourth    Third   Second
                            Quarter  Quarter  Quarter  Quarter  Quarter
                            _________________ ___________________________

NET LOAN AND LEASE
  CHARGE-OFFS

Loan and Lease Charge-offs  $  3,543 $  2,287 $  6,404 $  3,613 $  4,310

Loan and Lease Recoveries      2,739    1,909    2,292    1,540    2,027
                            _________________ __________________________

Net Loan and Lease
   Charge-offs              $    804 $    378 $  4,112 $  2,073 $  2,283
                            ================= ==========================


CONSOLIDATED STATISTICS

Net Charge-offs
   to Average Loans
     Annualized                 0.04%    0.02%    0.19%    0.10%    0.11%

Total Nonperforming Loans
   to Total Loans               0.70     0.66     0.65     0.74     0.83

Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned            0.80     0.80     0.80     0.91     1.02

Allowance for Loan Losses
   to Total Loans               1.71     1.59     1.55     1.57     1.58

Allowance for Loan Losses
   to Nonperforming Loans        244      242      237      212      191


NET INTEREST INCOME
___________________

Net interest income in the second quarter of 1994 was $120.7 million compared to $120.3 million for the same period one year ago, a slight increase of $.4 million. The benefit of the increase in the average volume of earning assets, primarily loans, together with the benefit of the decline in cost of interest bearing liabilities offset the decline in yields on earning assets and the increased volume of both short-term and long-term borrowings fueled in part by the slow growth in deposits.

In the second quarter of 1994, average earning assets increased $428.4 million or 3.9% compared to the same period one year ago. Average loan growth of $566.5 million or 7.0% was offset, in part, by a decline in average securities of $148.0 million.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below (amounts in millions):

                         1994                      1993
                  _________________ ____________________________________
                                                                Annual
                   Second    First   Fourth    Third   Second   Growth
                   Quarter  Quarter  Quarter  Quarter  Quarter    PCT
                  _________________ ____________________________________

Commercial Loans   $ 2,715  $ 2,616  $ 2,558  $ 2,566  $ 2,623   3.5%

Real Estate Loans
 Construction          321      331      321      282      255  25.6
 Commercial
  Mortgages          2,031    2,016    1,939    1,865    1,780  14.1
 Residential
  Mortgages          2,149    2,147    2,190    2,152    2,135   0.7
                   ________________ __________________________________
Total Real
 Estate Loans        4,501    4,494    4,450    4,299    4,170   7.9

Personal Loans
 Personal Loans        952      948      953      914      878   8.5
 Student Loans         259      256      228      206      201  29.0
                   ________________ __________________________________
Total Personal
  Loans              1,211    1,204    1,181    1,120    1,079  12.3

Lease Financing
  Receivables          257      255      255      250      246   4.2
                   ________________ __________________________________
Total Consolidated
  Average Loans    $ 8,684  $ 8,569  $ 8,444  $ 8,235  $ 8,118   7.0%
                   ================ ==================================

Each major category of loans increased since the second quarter of 1993. The Corporation's average commercial portfolio grew 3.5% while the portfolio of average loans to individuals increased 8.5% reflecting continued confidence by both the business and consumer sectors since last year.

Average interest bearing liabilities grew $383 million or 4.4% for the three months ended June 30, 1994, compared to the same period in 1993. The increase in average noninterest bearing deposits of $98 million or 5.1% was partially offset by a $55 million or .7% decline in interest bearing deposits. Average short-term borrowings increased $327.4 million or 47.4% in response to the slow growth in total average deposits.

Average long-term borrowings increased $111 million or 46.6% due primarily to the $100 million ten year 6.375% subordinated notes which were issued in July 1993 for general corporate purposes including financing the common share repurchase program announced in April 1993. Since the announcement, the Corporation has cumulatively repurchased 6.4 million common shares at an aggregate cost of approximately $145.8 million through June 30, 1994. The estimated impact of the program in the second quarter of 1994 compared to the same period last year was to increase interest expense by approximately $1.9 million.

During the second quarter of 1994, the Corporation's banking subsidiaries began offering Bank Notes. The Bank Notes provide an additional funding source along with those traditionally available to our banking affiliates. As of June 30, the total outstanding amounted to $139.7 million. These notes were issued for a two-year term and have floating interest rates.

The composition of the Corporation's quarterly average deposits for the current quarter and prior year's quarters are as follows (amounts in millions):

                         1994                      1993
                  _________________ ____________________________________
                                                                Annual
                   Second    First   Fourth    Third   Second   Growth
                   Quarter  Quarter  Quarter  Quarter  Quarter    PCT
                  _________________ ____________________________________

Noninterest
 Bearing
  Commercial       $ 1,271  $ 1,270  $ 1,352  $ 1,270  $ 1,227   3.6%
  Personal             444      426      424      405      402  10.4
  Other                322      345      395      360      309   4.1
                   ________________ __________________________________

Total Noninterest
  Bearing Deposits   2,037    2,041    2,171    2,035    1,938   5.1

Interest Bearing
  Savings & NOW      2,477    2,455    2,454    2,377    2,291   8.1
  Money Market       1,481    1,523    1,574    1,534    1,507  (1.7)
  Other CDs & Time
    Deposits         3,233    3,313    3,369    3,422    3,503  (7.7)
  CDs Greater than
    $100               481      478      480      419      427  12.4
                   ________________ __________________________________

Total Interest
  Bearing Deposits   7,672    7,769    7,877    7,752    7,728  (0.7)
                   ________________ __________________________________

Total Consolidated
  Average Deposits $ 9,709  $ 9,810  $10,048  $ 9,787  $ 9,666   0.4%
                   ================ ==================================


The overall interest margin was positively impacted by the growth in average earning assets. The decline in yields on average interest earning assets of 31 basis points offset, in part, by the decrease in cost of average interest bearing liabilities of 19 basis points, reduced the interest margin by $4.2 million this quarter compared to the same period last year. This decrease was mitigated by the increase in the average volume of earning assets which provided
a positive impact on the net margin of $4.6 million.   While the margin as a
percent of average earning assets declined in the second quarter of 1994 compared to the same period a year ago, the margin is up slightly from the 4.31% yield in the first quarter of 1994. The security losses realized in the second quarter should provide a positive impact on the margin over the next eighteen months.

At the present time, the Corporation is not involved in any derivative product arrangements.

Yield & Cost Analysis           1994                         1993
  ($000's)        ____________________________ _____________________________
                                      Average                      Average
                    Average           Yield or   Average           Yield or
                    Balance   Interest  Cost     Balance   Interest  Cost
                  ____________________________ _____________________________

Loans             $ 8,684,101 $166,215  7.68%  $ 8,117,651 $161,228  7.97%
Investment
 Securities:
   Taxable          2,131,093   26,653  5.02     2,218,761   31,405  5.68
   Tax Exempt         358,442    6,144  6.88       418,799    7,802  7.47
Other Short-term
 Investments          188,117    1,840  3.92       178,166    1,413  3.18
                  ____________________________ ____________________________
Total Interest
 Earning Assets   $11,361,753 $200,852  7.09%  $10,933,377 $201,848  7.40%
                  ============================ ============================

Money Market Savings
                  $ 1,480,798 $  9,265  2.51%  $ 1,506,555 $  9,851  2.62%
Regular Savings
 & NOW              2,476,670   12,956  2.10     2,290,553   13,183  2.31
Other CDs & Time
 Deposits           3,234,606   34,792  4.31     3,503,358   40,976  4.69
CD's Greater than
 $100                 480,534    4,697  3.92       427,391    4,432  4.16
                  ____________________________ ____________________________
Total Interest
  Bearing Deposits  7,672,608   61,710  3.23     7,727,857   68,442  3.55
Short-term
 Borrowings         1,017,818   10,138  4.00       690,392    4,880  2.84
Long-term
 Borrowings           348,715    5,980  6.88       237,846    5,274  8.89
                  ____________________________ ____________________________
Total Interest Bearing
  Liabilities     $ 9,039,141 $ 77,828  3.45%  $ 8,656,095 $ 78,596  3.64%
                  ============================ ============================

Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                       $123,024  4.34%              $123,252  4.52%
                              ================             ================


OTHER INCOME
____________

Total other income was $83.6 million for the second quarter of 1994, a decline of $6.7 million or 7.4% over the $90.3 million earned in the second quarter of 1993. The decline was due to security losses of $7.5 million realized in the second quarter of 1994 compared to $0.6 million of gains taken in the same period last year. Fees from data processing services grew $4.5 million or 13.3% and amounted to $38.6 million this quarter compared to $34.1 million for the same period last year. During the second quarter of 1993, a customer terminated its processing agreement because it was acquired and paid a large contract termination fee. Had the payment not been made in 1993, data processing revenue for the second quarter of 1994 would have increased 29.0%.

Trust fees declined $.6 million or 4.2% due to lack of continued growth while fees from other customer services declined 1.5% or $.5 million primarily due to a decrease in service charges on commercial deposit accounts. Other income decreased $2.1 million or 20.9% this quarter compared to the same quarter last year. The decline in revenue from the origination and sale of mortgage loans to the secondary market accounted for the majority of the decrease.

OTHER EXPENSE
_____________

Total noninterest expense for the three months ended June 30, 1994 amounted to $231.0 million compared to $139.9 million reported last year. Excluding the merger/restructuring charge, total other expense increased $14.5 million or 10.4%. Salaries and employee benefits, the largest component of noninterest expense, increased $4.1 million or 5.2%. M&I Data Services, Inc. (DSI), the Corporation's data processing subsidiary, contributed $1.1 million of the increase through additional overtime and a 8.2% increase in average FTE employees (174) which includes, in part, the effect of the acquisition of a data processing center which was completed during the third quarter of 1993. Also contributing to the increase in salaries and benefits was a $1.0 million increase in benefit expense which is primarily due to the lowering of the discount rates used in determining certain benefit liabilities at the end of 1993. DSI also contributed approximately 86% of the increase in equipment expense.

Other noninterest expense increased $7.9 million from $22.2 million in the second quarter of 1993 to $30.1 million in the current quarter. Included in other miscellaneous expense for the second quarter of 1994 as compared to the second quarter of the prior year is other real estate write-downs of $1.8 million, an environmental liability accrual of $.8 million and goodwill asset adjustments of $2.7 million. This line item is also affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. During the second quarter of 1994, the amount of cost capitalized, net of amortization, was less than the amount recorded in the second quarter of 1993 by approximately $0.6 million and was primarily associated with unaffiliated conversion activity.

INCOME TAXES
____________

The income tax benefit for the three months ended June 30, 1994 amounted to $2.6 million compared to an income tax provision of $22.8 million for the three months ended June 30, 1993. The decline in the effective tax rate for the second quarter of 1994 compared to the same period last year was primarily due to certain charges recorded in the quarter which are nondeductible in accordance with the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 1994 AND 1993
______________________________________

For the six months ended June 30, 1994 the Corporation recorded net income of $1.5 million compared to $85.3 million for the six months ended June 30, 1993. Fully diluted net income per share amounted to $.01 compared to $.79 for the prior year. Net income for the six months ended June 30, 1994 would have been $77.6 million and fully diluted net income per share would have amounted to $.75 per share had the $76.1 million of unusual charges not been recorded in the second quarter of 1994. The decline in operating earnings was due to a slight decrease in net interest income and higher net noninterest expense.

CAPITAL RESOURCES
_________________

As part of the common share repurchase program, the Corporation began acquiring common shares in anticipation of the conversion of its $50 million 8.5% convertible notes.

In May, $16.4 million of the notes were converted into 1,870,057 shares of common stock. As provided for in the note agreement, the noteholder, subsequent to conversion, exchanged the newly acquired common shares for 163,630 shares of Series A preferred stock.

The impact of the adoption of FAS 115 and change in the interest rate environment resulted in a decrease in shareholders' equity of $13.1 million at June 30, 1994.


Shareholders' equity to total assets was 8.53% at June, 1994. The Corporation continues to have a strong capital base and its regulatory capital ratios remain significantly above the defined minimum regulatory ratios as shown in the following tables as of June 30, 1994.


                        RISK-BASED CAPITAL RATIOS
                            ($ in thousands)

                               Amount        Ratio
                             __________      ______

Tier 1 capital               $1,031,445      11.21%
Tier 1 capital
  minimum requirement           368,205       4.00
                             __________      ______

Excess                       $  663,240       7.21%
                             ==========      ======


Total capital                $1,267,151      13.77%
Total capital
  minimum requirement           736,409       8.00

Excess                       $  530,742      $5.77%
                             ==========      ======


Risk-adjusted assets         $9,205,116



                                                 LEVERAGE RATIO
                                                 ($ in millions)

                                    Amount                 Ratio
                             ___________________       ____________

Tier 1 capital to
  adjusted total assets               $1,031,445              8.32%

Minimum leverage
  requirement (1)              371,709 - 619,515       3.00 - 5.00
                                 ___________________   ____________

Excess                       $659,736 - $411,930       5.32 - 3.32%
                             ===================       ============

Adjusted average total assets        $12,390,303



(1) The 3% Ratio Shown is effective for banking organizations which have received the top bank rating from their principal federal banking regulator. Organizations receiving lower ratings are required to meet a higher minimum Leverage Ratio of between 4% and 5%.

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
_________________________________________

A.   Exhibits

      3(a) Restate Articles of Incorporation, as amended

      3(b) By-laws, as amended

     10(a) Marshall & Ilsley Corporation Assumption Agreement dated May 31,
           1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans incorporated herein by reference to Exhibit 10.1 to Marshall & Ilsley Corporation's Registration Statement on Form S-8 (Reg. No. 33-53897)

       (b) Valley Bancorporation 1992 Incentive Stock Plan incorporated herein by reference to Exhibit A to Valley Bancorporation's 1992 Annual Meeting Proxy Statement dated March 25, 1992 (the "March 25, 1992 Proxy Statement")

       (c) Valley Bancorporation 1992 Outside Directors' Stock Option Plan incorporated herein by reference to Exhibit B to the March 25, 1992 Proxy Statement

       (d) Valley Bancorporation 1988 Nonqualified Stock Option Plan incorporated herein by reference to Exhibit A to Valley Bancorporation's 1988 Annual meeting Proxy Statement dated March 22, 1988

       (e) Valley Bancorporation 1986 Amended and Restated Stock Option Plan incorporated herein by reference to Exhibit A to Valley Bancorporation's 1987 Annual Meeting Proxy Statement dated March 30, 1987

       (f) Change of control Agreement between Marshall & Ilsley Corporation and Peter M. Platten, III incorporated herein by reference to
           Exhibit 10.3(a) to Marshall & Ilsley Corporation's Registration Statement on Form S-4 (Reg. No. 33-51753)

       (g) Employment Agreement between Marshall & Ilsley Corporation and Gary
           A. Lichtenberg incorporated herein by reference herein to Exhibit 10.3(c) to Marshall & Ilsley Corporation's Registration Statement on Form S-4 (Reg No. 33-51753)

       (h) Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan incorporated herein by reference to Appendix A to Marshall & Ilsley Corporation's 1994 Annual Meeting Proxy Statement dated July 15, 1994

     11    Statements re computation of earnings per share

     12 Marshall & Ilsley Corporation Computation of Ratio of Earnings to Fixed Changes.

     The Company will provide a copy of any instrument defining the rights of holders of long-term debt to the commission upon request.

B.   Reports on Form 8-K

      1 A Form 8-K dated may 17, 1994 was filed which included Valley Bancorporation's Quarterly Report on Form 10-Q for the period ended March 31, 1994

      2   A Form 8-K dated May 31, 1994 was filed which

          (i) reported the merger with Valley Bancorporation, effective May 31, 1994, and

          (ii) contained the Item 7(a) financial statements of Valley Bancorporation and the Item 7(b) pro forma financial information

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MARSHALL & ILSLEY CORPORATION
                                          (Registrant)





                                  /s/ P. R. Justiliano
                                  ____________________________________

                                  P. R. Justiliano
                                  Senior Vice President and
                                  Corporate Controller
                                  (Chief Accounting Officer)





                                  /s/ J. E. Sandy

                                  ___________________________________

                                  J. E. Sandy
                                  Vice President



August 15, 1994