Form 10-Q
period 1994-09-30
MARSHALL & ILSLEY CORP/WI/
filed 1994-11-14
CIK 62741

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994
               -------------------------------------------------

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
           Class                                        October 31, 1994
           -----                                        ----------------
Common Stock, $1.00 Par Value                               93,118,497

                      PART 1 - FINANCIAL INFORMATION

                       MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                          ($000's except share data)

                                             September 30 December 31  September 30
Assets                                           1994         1993         1993
- ------                                       ------------ ------------ -------------
Cash and cash equivalents:
 Cash and due from banks                        $600,896     $667,114      $588,001
 Federal funds sold and
  security resale agreements                     164,961       49,336        54,552
 Money market funds                               54,219       68,184        50,075
                                             ------------ ------------ -------------
Total cash and cash equivalents                  820,076      784,634       692,628

Trading securities                                 4,629        2,852        11,542

Other short-term investments                      43,371       50,121        58,466

Investment securities held to maturity,
 market value $409,498 ($341,877 December
 31, and $1,022,243 September 30, 1993)          410,340      335,400     1,047,842

Investment securities available for sale at
 market value September 30, 1994 (amortized
 cost December 31 and September 30, 1993).
 Market value $2,261,117 and $1,588,678 at
 December 31 and September 30, 1993,
 respectively.                                 2,035,786    2,237,158     1,563,729
                                             ------------ ------------ -------------
Total investment securities                    2,446,126    2,572,558     2,611,571

Loans                                          8,910,135    8,617,372     8,374,457
  Less: Allowance for loan losses                152,470      133,600       131,662
                                             ------------ ------------ -------------
Net loans                                      8,757,665    8,483,772     8,242,795

Premises and equipment, net                      291,365      299,801       286,967
Accrued interest and other assets                310,260      292,199       287,870
                                             ------------ ------------ -------------
Total Assets                                 $12,673,492  $12,485,937   $12,191,839
                                             ============ ============ =============
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                         $2,101,750   $2,290,233    $2,089,407
  Interest bearing                             7,522,848    7,881,576     7,662,074
                                             ------------ ------------ -------------
Total deposits                                 9,624,598   10,171,809     9,751,481

Funds purchased and security
 repurchase agreements                           977,194      515,028       706,063
Other short-term borrowings                      215,455      201,688       106,098
Long-term borrowings                             519,602      234,418       263,353
Accrued expenses and other liabilities           282,684      248,481       238,666
                                             ------------ ------------ -------------
Total liabilities                             11,619,533   11,371,424    11,065,661

Shareholders' equity:
 Series A convertible preferred stock,
  $1.00 par value; 348,944 shares issued
  (185,314 shares December 31 and September
  30, 1993)                                          349          185           185
 Common stock, $1.00 par value; 99,494,335
  shares issued (102,073,005 December 31,
  and 101,380,212 September 30, 1993)             99,494      102,073       101,380
  Additional paid-in capital                     199,269      238,130       226,758
  Retained earnings                              901,525      897,123       867,390
 Less: Treasury common stock, at cost;
  6,108,518 shares (5,821,786 December 31,
  and 3,474,437 September 30, 1993)              126,588      121,106        67,394
       Deferred compensation                       1,329        1,892         2,141
       Net unrealized losses on securities
  available for sale, net of related taxes        18,761         -             -
                                             ------------ ------------ -------------
Total shareholders' equity                     1,053,959    1,114,513     1,126,178
                                             ------------ ------------ -------------
Total Liabilities and Shareholders' Equity   $12,673,492  $12,485,937   $12,191,839
                                             ============ ============ =============

See notes to financial statements.                                       Page 2

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                Three Months Ended September 30
                                                -------------------------------
                                                       1994             1993
Interest income:                                   ------------     ------------
  Loans                                               $175,351         $161,152
  Investment securities:
    Taxable                                             28,689           30,056
    Exempt from Federal income taxes                     4,051            4,942
  Trading securities                                        35               42
  Short-term investments                                 2,354            1,247
                                                   ------------     ------------
Total interest income                                  210,480          197,439

Interest expense:
  Deposits                                              65,296           66,906
  Short-term borrowings                                 10,981            4,306
  Long-term borrowings                                   8,038            6,522
                                                   ------------     ------------
Total interest expense                                  84,315           77,734
                                                   ------------     ------------
Net interest income                                    126,165          119,705
Provision for loan losses                                3,655            4,400
                                                   ------------     ------------
Net interest income after provision for loan losses    122,510          115,305
Other income:
  Data processing services                              40,045           34,847
  Trust services                                        14,881           15,229
  Other customer services                               29,470           31,113
  Net securities gains                                     210            1,585
  Other                                                  6,757           11,288
                                                   ------------     ------------
Total other income                                      91,363           94,062
Other expense:
  Salaries and employee benefits                        79,941           80,498
  Net occupancy                                          9,294            9,260
  Equipment                                             13,775           14,607
  Payments to regulatory agencies                        5,842            5,788
  Processing charges                                     5,020            4,340
  Supplies and printing                                  4,014            3,249
  Professional services                                  2,872            3,427
  Other                                                 21,777           21,320
                                                   ------------     ------------
Total other expense                                    142,535          142,489
                                                   ------------     ------------
Income before income taxes and extraordinary items      71,338           66,878

Provision for income taxes                              26,446           24,343
                                                   ------------     ------------
Income before extraordinary items                       44,892           42,535

Extraordinary items, net of tax ($1,087)                 1,123             -
                                                   ------------     ------------
Net income                                             $46,015          $42,535
                                                   ============     ============

Net income per common share:
  Primary:
     Income before extraordinary items                   $0.45            $0.42
     Extraordinary items                                  0.01              -
                                                   ------------     ------------
  Net income                                             $0.46            $0.42
                                                   ============     ============

  Fully Diluted:
     Income before extraordinary items                   $0.44            $0.40
     Extraordinary items                                  0.01              -
                                                   ------------     ------------
  Net income                                             $0.45            $0.40
                                                   ============     ============



Dividends paid per common share                          $0.15            $0.14

Weighted average common shares outstanding:
  Primary                                              100,192          102,128
  Fully diluted                                        104,037          108,182

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                       1994             1993
Interest income:                                   ------------     ------------
  Loans                                               $501,090         $481,100
  Investment securities:
    Taxable                                             81,795           94,502
    Exempt from Federal income taxes                    12,549           16,069
  Trading securities                                       121              130
  Short-term investments                                 5,428            4,521
                                                   ------------     ------------
Total interest income                                  600,983          596,322

Interest expense:
  Deposits                                             188,602          206,373
  Short-term borrowings                                 27,972           14,221
  Long-term borrowings                                  19,998           17,003
                                                   ------------     ------------
Total interest expense                                 236,572          237,597
                                                   ------------     ------------
Net interest income                                    364,411          358,725
Provision for loan losses                               20,608           13,151
                                                   ------------     ------------
Net interest income after provision for loan losses    343,803          345,574
Other income:
  Data processing services                             116,256           99,733
  Trust services                                        45,015           45,921
  Other customer services                               89,519           90,472
  Net securities gains (losses)                         (6,443)           4,145
  Other                                                 23,714           31,405
                                                   ------------     ------------
Total other income                                     268,061          271,676
Other expense:
  Salaries and employee benefits                       246,493          236,639
  Net occupancy                                         28,688           27,963
  Equipment                                             44,794           42,715
  Payments to regulatory agencies                       17,672           17,399
  Processing charges                                    14,443           12,682
  Supplies and printing                                 10,636            9,819
  Professional services                                  8,663            8,934
  Merger / Restructuring                                76,562             -
  Other                                                 72,200           64,608
                                                   ------------     ------------
Total other expense                                    520,151          420,759
                                                   ------------     ------------

Income before income taxes and extraordinary items      91,713          196,491

Provision for income taxes                              45,369           68,610
                                                   ------------     ------------
Income before extraordinary items                       46,344          127,881
Extraordinary items, net of tax ($1,087)                 1,123             -
                                                   ------------     ------------
Net income                                             $47,467         $127,881
                                                   ============     ============

Net income per common share:
  Primary:
     Income before extraordinary items                   $0.46            $1.24
     Extraordinary items                                  0.01              -
                                                   ------------     ------------
  Net income                                             $0.47            $1.24
                                                   ============     ============

  Fully Diluted:
     Income before extraordinary items                   $0.46            $1.19
     Extraordinary items                                  0.01              -
                                                   ------------     ------------
  Net income                                             $0.47            $1.19
                                                   ============     ============

Dividends paid per common share                          $0.44            $0.40

Weighted average common shares outstanding:
  Primary                                               99,871          102,917
  Fully diluted                                        104,721          109,220

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                  Nine Months Ended September 30
                                                   -----------------------------
                                                       1994             1993
                                                   ------------     ------------
Net Cash Provided by Operating Activities             $217,164         $176,724

Cash Flows From Investing Activities:

  Net decrease in securities with maturities of
    three months or less                                 7,696           41,600
  Proceeds from sales of securities available
    for sale                                           569,264           19,737
  Proceeds from maturities of longer term
    securities                                         655,982        1,295,343
  Purchases of longer term securities               (1,144,368)      (1,053,355)
  Net increase in loans                               (406,575)        (407,687)
  Purchases of assets to be leased                     (65,868)         (66,775)
  Principal payments on lease receivables               85,043           78,047
  Fixed asset purchases, net                           (17,190)         (44,300)
  Other                                                  2,560            6,692
                                                   ------------     ------------
    Net cash provided by (used in) investing
       activities                                     (313,456)        (130,698)

Cash Flows From Financing Activities:

  Net decrease in deposits                            (547,038)        (290,999)
  Proceeds from issuance of commercial paper         1,316,256          740,437
  Payments for maturity of commercial paper         (1,265,722)        (793,938)
  Net increase in other short-term
    borrowings                                         456,468          240,035
  Proceeds from issuance of long-term debt             342,216          111,723
  Payments of long-term debt                           (85,042)         (44,066)
  Dividends paid                                       (43,040)         (40,656)
  Purchases of treasury stock                          (50,390)         (59,646)
  Other                                                  8,026              617
                                                   ------------     ------------
    Net cash provided by (used in) financing
       activities                                      131,734         (136,493)
                                                   ------------     ------------
Net increase (decrease) in cash and cash
    equivalents                                         35,442          (90,467)

Cash and cash equivalents, beginning of year           784,634          783,095
                                                   ------------     ------------
Cash and cash equivalents, end of period              $820,076         $692,628
                                                   ============     ============

Supplemental cash flow information:

  Cash paid during the period for:
    Interest                                          $231,874         $191,322
    Income taxes                                        62,690           51,550

See notes to financial statements                                      Page 5

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                     September 30, 1994 & 1993 (Unaudited)


1.The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1993 Annual Report on Form 10-K and the 1993 Consolidated Financial Statements restated for the merger with Valley Bancorporation on Form 8-K filed September 27, 1994. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of results to be expected for the entire year.


2.The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 3,000,000 shares (500,000 shares in 1993) as Series A convertible, with a $100 value per share for conversion and liquidation purposes.


3.The Corporation has 160,000,000 (80,000,000 in 1993) shares of its $1.00 par value common stock authorized.


4.The Corporation's loan portfolio consists of the following ($000's):

                                         September 30 December 31  September 30
                                             1994         1993         1993
                                         ------------ ------------ -------------
  Commercial financial & agricultural     $2,757,297   $2,584,719    $2,601,812
  Real estate:
     Construction                            369,151      333,609       298,208
     Residential Mortgage                  2,237,621    2,223,857     2,162,864
     Commercial Mortgage                   2,085,258    2,000,052     1,902,850
                                         ------------ ------------ -------------
  Total real estate                        4,692,030    4,557,518     4,363,922
  Personal                                 1,202,007    1,217,513     1,156,912
  Lease financing                            258,801      257,622       251,811
                                         ------------ ------------ -------------
                                          $8,910,135   $8,617,372    $8,374,457
                                         ============ ============ =============


5.Effective January 1, 1994, the Corporation adopted Statement of Financial
  Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investment securites classified as available for sale at September 30, 1994 are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity. Investment securities classifed as available for sale at December 31 and September 30, 1993, are carried at amortized cost in the accompanying consolidated balance sheets.

  Investment securities, by type, held by the Corporation are as follows
  ($000's):

                                          September 30 December 31  September 30
                                              1994         1993         1993
                                         ------------- ------------ ------------
  Investment securities held to maturity:
     U.S. treasury and government agencies  $111,571         -         $625,463
     State and Political Subdivisions        293,901     $326,154       358,607
     Other                                     4,868        9,246        63,772
                                         ------------ ------------ -------------
  Investment securities held to maturity     410,340      335,400     1,047,842
                                         ------------ ------------ -------------
  Investment securities available for sale:
     U.S. treasury and
       government agencies                 1,939,829    2,139,866     1,524,708
     State and Political Subdivisions           -            -             -
     Other                                    95,957       97,292        39,021
                                         ------------ ------------ -------------
  Investment securities
    available for sale                     2,035,786    2,237,158     1,563,729
                                         ------------ ------------ -------------
  Total Investment Securities             $2,446,126   $2,572,558    $2,611,571
                                         ============ ============ =============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                 Three Months Ended September 30
                                                 -------------------------------
                                                       1994             1993
                                                   ------------     ------------
Assets
- ------
Cash and due from banks                               $603,810         $627,157
Short-term investments                                 220,637          158,890
Trading securities                                       2,828            5,142
Investment securities:
  Taxable                                            2,082,981        2,214,332
  Tax-exempt                                           350,436          395,816
                                                   ------------     ------------
Total investment securities                          2,433,417        2,610,148
Loans:
  Commercial                                         2,740,144        2,566,571
  Real estate                                        4,628,935        4,298,688
  Personal                                           1,210,507        1,120,225
  Lease financing                                      257,555          249,589
                                                   ------------     ------------
                                                     8,837,141        8,235,073
  Less: Allowance for loan losses                      150,643          131,399
                                                   ------------     ------------
Total loans                                          8,686,498        8,103,674

Premises and equipment, net                            287,212          286,329
Accrued interest and other assets                      287,868          269,290
                                                   ------------     ------------
Total Assets                                       $12,522,270      $12,060,630
                                                   ============     ============

Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                               $2,034,549       $2,034,993
  Interest bearing                                   7,650,352        7,752,295
                                                   ------------     ------------
Total deposits                                       9,684,901        9,787,288
Funds purchased and security repurchase
  agreements                                           852,973          531,539
Other short-term borrowings                            145,600           82,711
Long-term borrowings                                   491,488          308,070
Accrued expenses and other liabilities                 267,578          225,011
                                                   ------------     ------------
Total liabilities                                   11,442,540       10,934,619

Shareholders' equity                                 1,079,730        1,126,011
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $12,522,270      $12,060,630
                                                   ============     ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                       1994             1993
                                                   ------------     ------------
Assets
- ------
Cash and due from banks                               $617,865         $604,117
Short-term investments                                 186,770          187,087
Trading securities                                       3,516            4,640
Investment securities:
  Taxable                                            2,142,275        2,233,922
  Tax-exempt                                           356,618          414,095
                                                   ------------     ------------
                                                     2,498,893        2,648,017
Total investment securities
Loans:
  Commercial                                         2,691,077        2,578,100
  Real estate                                        4,541,792        4,181,149
  Personal                                           1,208,589        1,085,829
  Lease financing                                      256,251          246,507
                                                   ------------     ------------
                                                     8,697,709        8,091,585
  Less: Allowance for loan losses                      142,065          128,870
                                                   ------------     ------------
Total loans                                          8,555,644        7,962,715

Premises and equipment, net                            288,893          278,789
Accrued interest and other assets                      291,371          267,959
                                                   ------------     ------------
Total Assets                                       $12,442,952      $11,953,324
                                                   ============     ============

Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                               $2,037,499       $1,939,455
  Interest bearing                                   7,697,795        7,743,189
                                                   ------------     ------------
Total deposits                                       9,735,294        9,682,644
Funds purchased and security repurchase
  agreements                                           847,039          581,551
Other short-term borrowings                            129,351           83,297
Long-term borrowings                                   379,273          262,016
Accrued expenses and other liabilities                 241,415          222,452
                                                   ------------     ------------
Total liabilities                                   11,332,372       10,831,960

Shareholders' equity                                 1,110,580        1,121,364
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $12,442,952      $11,953,324
                                                   ============     ============

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
                             RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
______________________________________________

For the third quarter of 1994 the Corporation reported income before extraordinary items of $44.9 million compared to $42.5 million for the same period last year, an increase of 5.5%. Fully diluted earnings per share amounted to $.44, an increase of 10% when compared to the third quarter of 1993. The Corporation's return on average assets and return on shareholders' equity was 1.42% and 16.5% compared to 1.40% and 15.0% for the three months ended September 30, 1993, respectively.

During the third quarter of 1994, the Corporation realized an extraordinary gain of $3.7 million resulting from certain required branch divestitures with deposits of $58.6 million. The Corporation also prepaid $53 million of long-term debt. The prepayment premium paid amounted to $1.5 million and is included in the net extraordinary gain for the quarter.

This net extraordinary gain after tax increased net income $1.1 million and earnings per share by $.01.


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
____________________________________________

The provision for loan losses amounted to $3.7 million in the third quarter of 1994 compared to $4.4 million for the same period a year ago. The provision level is slightly lower than that reported in the prior two quarters when adjusted for the additional provision taken for certain Valley banks in the second quarter of 1994.

Nonperforming assets at September 30, 1994 were $77.0 million an increase of $7.2 million since the second quarter of 1994 and was relatively unchanged from the third quarter of 1993.

All major categories of nonperforming assets reflected an increase when compared to the second quarter of 1994. Nonaccrual loans, the largest component of
nonperforming assets, increased $4.6 million.   All categories of nonaccrual
loans reflected a modest increase. Total nonperforming loans as a percent of total loans outstanding amounted to .76% at September 30, 1994 compared to .70% at June 30, 1994 and .74% September 30, 1993.

Other real estate owned (OREO) increased $1.2 million in the current quarter when compared to the second quarter of 1994. The increase was primarily due to the transfer of branch locations to be sold.

Net charge offs in the third quarter of 1994 amounted to $.6 million or .02% of average loans annualized. The amount is below that reported in the second quarter of 1994 and lower than any quarter reported in 1993. Year-to-date net charge-offs amounted to $1.7 million compared to $5.3 million for the same period in 1993.

The allowance for loan losses was $152.5 million or 1.71% of total loans at September 30, 1994 compared to $149.4 million at June 30, 1994 and $131.7 million at September 30, 1993. The allowance reflects the unusual charge of $8.9 million reported in the second quarter of 1994. The allowance for loan losses to total loans remains at 1.71% for the current quarter compared to the second quarter of 1994 and is above 1.57% reported in the third quarter of 1993.

The following tables present certain credit quality information and statistics at September 30, 1994 as well as the previous four quarters.


                    CONSOLIDATED CREDIT QUALITY INFORMATION
                                    ($000's)

                                    1994                1993
                        _____________________________________________
                          Third    Second   First  Fourth   Third
                         Quarter   Quarter Quarter Quarter Quarter
                         _____________________________________________

NONPERFORMING ASSETS

Nonaccrual                $53,987   $49,384  $44,571  $44,186  $49,965

Renegotiated                4,748     4,328    4,019    4,263    5,024

Past Due 90 Days or More    8,551     7,613    8,028    7,906    7,013
                         ________  ___________________________________

Total Nonperforming Loans  67,286    61,325   56,618   56,355   62,002

Other Real Estate Owned     9,697     8,494   12,813   12,928   14,533
                         ________  ___________________________________

Total Nonperforming
  Assets                  $76,983   $69,819  $69,431  $69,283  $76,535
                         ========  ===================================

ALLOWANCE FOR
  LOAN LOSSES            $152,470  $149,371 $137,174 $133,600 $131,662
                         ======== ====================================

NONACCRUAL LOANS BY TYPE

Commercial
  Commercial, Financial &
    Agricultural         $ 11,944  $ 11,410 $  9,856 $ 10,055 $ 14,404

  Lease Financing
    Receivables             2,883     2,106    2,756    2,868    3,524
                         ________  ___________________________________

Total Commercial           14,827    13,516   12,612   12,923   17,928

Real Estate
  Construction and Land
    Development             3,862     3,135      493      538      169

  Commercial Mortgage      21,769    20,188   19,357   18,433   18,656

  Residential Mortgage     10,725    10,062    9,492    9,631   10,409
                         ________  ___________________________________

Total Real Estate          36,356    33,385   29,342   28,602   29,234

Personal                    2,804     2,483    2,617    2,661    2,803
                         ________  ___________________________________

Total Nonaccrual Loans   $ 53,987  $ 49,384 $ 44,571 $ 44,186 $ 49,965
                         ========  ===================================

                                    1994                1993
                        _____________________________________________
                         Third    Second   First  Fourth   Third
                        Quarter   Quarter Quarter Quarter Quarter
                        _____________________________________________

NET LOAN AND LEASE
  CHARGE-OFFS

Loan and Lease
   Charge-offs         $  1,993 $  3,543 $  2,287 $  6,404 $  3,613

Loan and Lease Recoveries 1,437    2,739    1,909    2,292    1,540
                        ________  _________________________________

Net Loan and Lease
   Charge-offs         $    556  $   804 $    378 $  4,112 $  2,073
                        ========  =================================


CONSOLIDATED STATISTICS

Net Charge-offs
   to Average Loans
     Annualized            0.02%    0.04%    0.02%    0.19%   0.10%

Total Nonperforming Loans
   to Total Loans          0.76     0.70     0.66     0.65    0.74

Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned       0.86     0.80     0.80     0.80    0.91

Allowance for Loan Losses
   to Total Loans          1.71     1.71     1.59     1.55    1.57

Allowance for Loan Losses
   to Nonperforming Loans   227      244      242      237     212

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

                                           ROA
                         1994      1993   IMPACT
                        ______     ______   ______

Interest Income           6.74%     6.61%   0.13%

Interest Expense         (2.67)    (2.56)  (0.11)
                        ______    ______  ______


Net Interest Income       4.07      4.05    0.02

Provision for
  Loan Losses            (0.12)    (0.14)   0.02

Net Securities Gains      0.01      0.05   (0.04)

Other Income              2.89      3.04   (0.15)

Other Expense            (4.52)    (4.68)   0.16
                        ______    ______  ______

Income Before
  Income Taxes            2.33      2.32    0.01

Income Taxes             (0.91)    (0.92)   0.01
                        ______    ______  ______

Return on Assets (ROA)
Before Net Extraordinary
Credit                    1.42%     1.40%   0.02%
                        ======    ======  ======

NET INTEREST INCOME
___________________

Net interest income in the third quarter of 1994 was $126.2 million compared to $119.7 million for the same period one year ago, an increase of $6.5 million or 5.4%. This compares to net interest income of $120.7 million reported in the second quarter of 1994 and $117.5 million for the first quarter of the year.
The benefit of the increase in the average volume of and yield on earning assets, together with a slight decline in the cost of interest-bearing deposits was partially offset by the increased volume of higher cost short-term and long-term borrowings fueled in part by the slow growth in deposits.

In the third quarter of 1994, average earning assets increased $484.8 million or 4.4% compared to the same period one year ago. Average loan growth of $602.1 million or 7.3% was offset, in part, by a decline in average securities of $117.3 million.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below (amounts in millions):

                           1994                      1993
                 _____________________________________________________
                                                            Annual
                  Third  Second    First   Fourth    Third  Growth
                 Quarter Quarter  Quarter  Quarter  Quarter  PCT
                 _____________________________________________________

Commercial Loans $ 2,740 $ 2,715   $ 2,616  $ 2,558  $ 2,566 6.8%

Real Estate Loans
 Construction        343      321      331      321      282 22.0
 Commercial
  Mortgages        2,066    2,031    2,016    1,939    1,865 10.8
 Residential
  Mortgages        2,219    2,149    2,147    2,190    2,152  3.1
                 _______  _______  _______  _______  ____________
Total Real
 Estate Loans      4,628    4,501    4,494    4,450    4,299  7.7

Personal Loans
 Personal Loans      946      952      948      953      914  3.5
 Student Loans       265      259      256      228      206 28.4
                 _______  _______  _______  _______  ____________
Total Personal
  Loans            1,211    1,211    1,204    1,181    1,120  8.1

Lease Financing
  Receivables        258      257      255      255      250  3.2
                 _______  _______  _______  _______  ____________
Total Consolidated
  Average Loans  $ 8,837  $ 8,684  $ 8,569  $ 8,444  $ 8,235  7.3%
                 =======  =======  =======  =======  ============

The composition of the Corporation's quarterly average deposits for the current quarter and prior year's quarters are as follows (amounts in millions):

                            1994                        1993
                 _______________________________________________________
                                                           Annual
                   Third  Second    First   Fourth   Third Growth
                  Quarter Quarter  Quarter  Quarter Quarter PCT
                 ______________________________________________________

Noninterest
 Bearing
  Commercial     $ 1,298  $ 1,271  $ 1,270  $ 1,352 $ 1,270   2.2%
  Personal           432      444      426      424     405   6.7
  Other              305      322      345      395     360 (15.3)
                 _______   _______ _______  _______ _____________

Total Noninterest
  Bearing Deposits  2,035   2,037    2,041    2,171   2,035    --

Interest Bearing
  Savings & NOW    2,484    2,477    2,455    2,454   2,377   4.4
  Money Market     1,495    1,481    1,523    1,574   1,534  (2.5)
  Other CDs & Time
    Deposits       3,227    3,233    3,313    3,369   3,422  (5.7)
  CDs Greater than
    $100             444      481      478      480     419   5.8
                 _______  _______  _______  _______ _____________

Total Interest
  Bearing Deposits  7,650   7,672    7,769    7,877   7,752  (1.3)
                 _______  _______  _______  _______ _____________

Total Consolidated
  Average Deposits$ 9,685 $ 9,709  $ 9,810  $10,048 $ 9,787  (1.0%)
                 =======  =======  =======  ======= ======= ======

The yield on average earning assets increased 11 basis points while the cost of interest-bearing deposits decreased 3 basis points in the third quarter of 1994 compared to the same period last year. This benefit was partially offset by an increase in short-term borrowing costs of 158 basis points. During the second quarter of 1994, the Corporation's banking subsidiaries began offering Bank Notes. The Bank Notes provide an additional funding source along with those traditionally available to our banking affiliates. During the third quarter our banking affiliates issued $124 million of Bank notes and as of September 30, 1994 the total outstanding amounted to $264 million. These notes were issued for a two-year term and have floating interest rates. Management has also developed new products such as a money market index account to attract new deposits and has put into place a nationally marketed brokered CD program. The lack of deposit growth to fund earning asset growth in the future may continue to put pressure on the margins.

At September 30, 1994, the Corporation prepaid $23 million of long-term debt that was due to mature in December, 1994 and $30 million due in December, 1995. A prepayment premium of $1.5 million was paid. The debt was refinanced with lower rate medium-term notes. This refinancing will have a positive impact on the margin in the future.

In April, 1993 the Corporation's Board of Directors approved a common share repurchase program which allowed for the buy back of 9 million common shares. Since the announcement, the Corporation has cumulatively repurchased 8.3 million common shares at an aggregate cost of approximately $186 million through
September 30, 1994.   The estimated impact of the program in the third quarter
of 1994 compared to the same period last year was to increase interest expense by approximately $1.3 million.

At the present time, the Corporation is not involved in any significant or complex derivative product arrangements.

Yield & Cost Analysis             1994                   1993
  ($000's)       _________________________________________________________
                                     Average                    Average
                   Average           Yield or  Average          Yield or
                   Balance   Interest   Cost   Balance  Interest  Cost
                 _________________________________________________________

Loans            $ 8,837,141 $175,864  7.90% $ 8,235,073 $161,626  7.79%
Investment
 Securities:
   Taxable         2,082,981   28,689  5.46    2,214,332   30,056   5.39
   Tax Exempt        350,436    5,948  6.73      395,816    7,987   8.01
Other Short-term
 Investments         223,465    2,397  4.26      164,032    1,296   3.13
                 ____________________  _____ ____________________   _____
Total Interest
 Earning Assets  $11,494,023 $212,898  7.35% $11,009,253 $200,965   7.24%
                 ====================  ===== ====================   =====

Money Market
  Savings        $ 1,495,494 $ 10,597  2.81% $ 1,533,690 $  9,525   2.46%
Regular Savings
 & NOW             2,484,315   11,708  1.87    2,377,475   13,613   2.27
Other CDs & Time
 Deposits          3,226,718   38,006  4.67    3,421,799   39,294   4.56
CD's Greater than
 $100                443,825    4,985  4.46      419,331    4,474   4.23
                 ____________________  _____ ____________________   _____
Total Interest
  Bearing Deposits  7,650,352  65,296  3.39    7,752,295   66,906   3.42
Short-term
 Borrowings          998,573   10,981  4.36      614,250    4,306   2.78
Long-term
 Borrowings          491,488    8,038  6.49      308,070    6,522   8.40
                 ____________________  _____ ____________________   _____
Total Interest Bearing
  Liabilities    $ 9,140,413 $ 84,315  3.66% $ 8,674,615  $77,734   3.56%
                 ====================  ===== ====================   =====

Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                      $128,583  4.44%             $123,231   4.44%
                             ========  =====             ========   =====


OTHER INCOME
____________

Total other income was $91.4 million for the third quarter of 1994, a decline of $2.7 million or 2.9% when compared to $94.1 million earned in the third quarter of 1993. Fees from data processing services grew $5.2 million or 14.9% and amounted to $40.0 million this quarter compared to $34.8 million for the same period last year. This increase was due primarily to processing revenue. Lower security gains realized in the third quarter of 1994 compared to the same period last year resulted in a decline of $1.4 million.

Trust fees declined $.3 million or 2.3% due to lack of continued growth. Fees from other customer services declined 5.3% or $1.6 million primarily due to a decrease in service charges on deposit accounts. Other income decreased $4.5 million or 40.1% this quarter compared to the same quarter last year. The decline in revenue from the origination and sale of mortgage loans to the secondary market continues to account for the majority of the decrease.

OTHER EXPENSE
_____________

Total other expense for the third quarter of 1994 remained relatively unchanged from the same period a year ago. A majority of the expense categories reflected a decrease or a modest increase when compared to the third quarter of 1993. As noted in the prior quarter, a restructuring/merger charge related to the Valley merger was recorded. This $76.6 million charge reflected the costs associated with a reduction in work force, the write off of duplicate computer and software costs and other one-time costs. The decline in salaries and benefits expense, equipment and professional services expense reflects the cost savings achieved through the merger. Processing charges and supplies expense were not significantly affected by the merger. The other miscellaneous expense category is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. During the third quarter of 1994, the amount of cost capitalized, net of amortization, was greater than the amount recorded in the third quarter of 1993 by approximately $.4 million.

As noted in prior discussions, M&I Data Services, the Corporation's data processing subsidiary (DSI) has been a large contributor to the Corporation's overall expense growth. As part of the Valley merger, Valley's data processing and operations subsidiary, which performed data processing and operational functions for their affiliated companies only, was merged into DSI. While DSI continues to grow and expand, the merger efficiencies have resulted in DSI's expenses remaining relatively unchanged for the third quarter of 1994 when compared to the same period one year ago.

While no assurances can be made, the estimated annual Corporate cost savings to be achieved by the combined companies budgeted in 1995 is estimated to be approximately $36 million. Management estimates at this time that approximately 40% of the annual cost savings will be achieved in 1994.


INCOME TAXES
____________

The income tax provision for the three months ended September 30, 1994 amounted to $26.4 million compared to $24.3 million for the three months ended September 30, 1993. The effective tax rate remained relatively unchanged.


NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
_____________________________________________

For the nine months ended September 30, 1994 the Corporation recorded net income of $47.5 million compared to $127.9 million for the nine months ended September 30, 1993. Fully diluted net income per share amounted to $.47 compared to $1.19 for the prior year. Net income for the nine months ended September 30, 1994 would have been $122.5 million and fully diluted net income per share would have amounted to $1.18 per share had the $76.1 million of unusual charges not been recorded in the second quarter of 1994 and the net extraordinary credit of $1.1 million reported in the third quarter of 1994 not been realized. The decline in operating earnings was due to lower realized net securities gains and higher net noninterest expenses.

The following table summarizes the unusual items reported in the second quarter of 1994.

                                  After-Tax
                                   Charge
                                _____________

Recognition of $76.6 million
  merger/restructuring charge   $59.5 million

Additional loan loss
  provisions of $8.9 million      5.8 million

Security losses of $7.3 million   4.6 million

Other miscellaneous charges
  of $8.5 million                 6.2 million
                                _____________

                                $76.1 million
                                =============

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
                             ______

                              $76.6
                             ======

The executive contract accrual of $26.4 million represents the present value of the amounts due to certain Valley executives under their former employment contracts. As of September 30, 1994, $10.3 million had been paid and the remaining liability is expected to be paid beginning in 1997.

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

As part of the approval of the merger, certain branch divestitures were required by the regulatory agencies. These required branch divestitures with deposits of approximately $250 million along with the resulting approximate net gain of $24 million, will be recorded when realized. It is not anticipated that these sales will have a material impact on the financial condition of the company.

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

Security losses of $7.3 million were realized in the second quarter of 1994 to reposition our balance sheet in light of current interest rates. Approximately $568 million of securities with a remaining average maturity of one year were sold. The proceeds were reinvested in higher yielding securities with an average maturity of less than two years. The securities sold were classified as available for sale, therefore, the resulting realized loss has no impact on shareholders' equity.

Other miscellaneous charges included a goodwill asset adjustment of $2.7 million, other real estate write-downs of $1.8 million and other accrual related adjustments such as professional fees not resulting from the merger/restructuring.


CAPITAL RESOURCES
_________________

During the third quarter, the Board of Directors approved an increase in the number of common shares that can be repurchased for the common share buy back program originally announced in 1993. The number of shares authorized increased from 9 million to 15.1 million. The cost of the common shares to be purchased in 1995 is expected to be funded primarily through operations.

Shareholders' equity to total assets was 8.32% at September 30, 1994. The Corporation continues to have a strong capital base and its regulatory capital ratios remain significantly above the defined minimum regulatory ratios as shown in the following tables as of September 30, 1994.

                        RISK-BASED CAPITAL RATIOS
                            ($ in thousands)

                               Amount               Ratio
                             __________             ______

Tier 1 capital               $1,024,010             10.83%
Tier 1 capital
  minimum requirement           378,062              4.00
                             __________             ______

Excess                       $  645,948              6.83%
                             ==========             ======


Total capital                $1,262,809             13.36%
Total capital
  minimum requirement           756,125              8.00
                             __________             ______

Excess                       $  506,684              5.36%
                             ==========             ======


Risk-adjusted assets         $9,451,561



                                                 LEVERAGE RATIO
                                                 ($ in millions)

                                    Amount              Ratio
                             ___________________    ____________

Tier 1 capital to
  adjusted total assets              $ 1,024,010            8.20%

Minimum leverage
  requirement (1)              374,660 - 624,433     3.00 - 5.00
                             ___________________    ____________

Excess                       $ 649,350 - 399,577     5.20 - 3.20%
                             ===================    ============

Adjusted average total assets        $12,488,654



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

                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
____________________________________________________________

A.  The Corporation held its Annual Meeting of Shareholders on August 23,
    1994.

B. Votes cast for items presented for consideration and approval are as follows:

    1)   To approve the Marshall & Ilsley Corporation 1994 Long-Term
         Incentive Plan.

              For             72,889,061
              Against          6,217,333
              Abstain          2,734,695
              Withheld                 0
              Broker Non-Vote          0

     2) To elect seven Directors to serve until the 1997 Annual Meeting of Shareholders.
                                               For           Withheld

                Richard A. Abdoo            80,616,925       1,224,164
                Wendell F. Bueche           80,724,434       1,116,655
                G. H. Gunnlaugsson          80,704,033       1,137,056
                Peter M. Platten III        79,789,954       2,051,135
                J. B. Wigdale               80,721,043       1,120,046
                James O. Wright             80,581,008       1,260,081
                Jack F. Kellner             80,465,761       1,375,328

           There were no votes against, abstentions, or broker non-votes for any of the individual Candidates.

           The continuing directors of the Corporation are:

                Mr. Chait                   Mr. Francke
                Mr. Kuester                 Mr. Zuehlke
                Mr. Bolduc                  Mr. Puelicher
                Mr. Kress                   Mr. Tisdale
                Mr. Meyer, Jr.              Mr. Boldt
                Mr. O'Hare                  Mr. Jacobs
                Mr. Orr

Item 6 - Exhibits and Reports on Form 8-K
_________________________________________

A.   Exhibits

     Exhibit 11 - Statements - Computation of Earnings Per Share

     Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

     Exhibit 27 - Financial Data Schedule

B.   Reports on Form 8-K

     The Corporation filed the 1993 restated Consolidated Financial Statements reflecting the merger with Valley Bancorporation on Form 8-K, filed September 27, 1994.

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



November 14, 1994