Form 10-K
MARSHALL & ILSLEY CORP/WI/
filed 1995-03-27
CIK 62741

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _______________________

                                    FORM 10-K
                             _______________________

 [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1994

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is $1,952,975,000 as of February 28, 1995. The number of shares of common stock outstanding as of February 28, 1995 is 94,119,258.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 25, 1995.
===============================================================================

                                     PART I

Item 1.  Business.

                                 THE CORPORATION

     Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a Wisconsin corporation incorporated in 1959, a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and a registered savings and loan holding company under the Home Owners' Loan Act of 1933, as amended. M&I's principal assets are the stock of its subsidiaries and the assets of its M&I Data Services Division. M&I presently owns substantially all the capital stock of 35 operating banks and one savings association with a total of 225 offices in Wisconsin and 12 offices in Arizona. M&I also owns all of the stock of a number of companies engaged in businesses that the Federal Reserve Board (the "Board") has determined to be closely-related to banking, including the businesses of investment management, trust, equipment leasing, mortgage banking, venture capital, brokerage services and financial advisory services. As a bank and savings and loan holding company, M&I provides financial and managerial assistance and services to its subsidiaries. At December 31, 1994, M&I had consolidated total assets of approximately $12.6 billion and consolidated total deposits of approximately $9.5 billion. Based on consolidated assets as of December 31, 1994, M&I was the second largest bank holding company headquartered in the State of Wisconsin.

     On May 31, 1994, Valley Bancorporation merged into M&I in a transaction accounted for on a pooling of interests basis. Financial data for periods prior to May 31, 1994 has been restated to reflect the merger with Valley Bancorporation. On February 1, 1995, M&I acquired the Bank of Burlington, Burlington, Wisconsin, which had total assets of approximately $170.4 million at December 31, 1994.

     M&I also has pending applications with bank regulators to acquire Citizens Bancorp of Delavan, Inc. and Sharon State Bank. M&I expects these acquisitions to be completed in the first half of 1995. At December 31, 1994, Citizens Bancorp of Delavan, Inc. had assets of approximately $98.6 million, and Sharon State Bank had assets of approximately $19.8 million.

     The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number: (414) 765-7801).


                                 BUSINESS OF M&I

     M&I and its subsidiaries engage principally in one line of business, that of providing financial services to a wide variety of corporate, institutional, government and individual customers. Activities in which M&I and its subsidiaries are presently engaged or may undertake in the future are subject to certain statutory and regulatory restrictions. In addition, applicable law and regulations limit the amount of dividends payable to M&I by its bank subsidiaries (which indirectly limits the amount of dividends payable by M&I to its shareholders), the amount of loans made by M&I's bank subsidiaries to any one borrower, the amount of funds transferred by M&I's bank subsidiaries to M&I's other subsidiaries, and the total assets owned by M&I in relation to its capital (which indirectly limits the total income generated by M&I). See "Government Supervision and Regulation."

     M&I owns directly or indirectly all or substantially all of the capital stock of 34 operating commercial banks and one savings association in Wisconsin, one commercial bank in Phoenix, Arizona, and all of the capital stock of subsidiaries engaged in the following non-banking businesses approved by the Board for bank holding companies: personal property lease financing; investment management and advisory activities; commercial mortgage banking; residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona and Florida; and brokerage services.

In addition, M&I provides banking, financial and economic data processing services and software sales through its M&I Data Services Division. The data processing business was previously conducted in a subsidiary which was merged into M&I effective January 1, 1995.

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

     M&I provides its subsidiaries with financial and managerial assistance. M&I assists its subsidiaries in such areas as budgeting, tax planning and compliance, asset and liability management, investment administration and portfolio planning, business development, advertising, and human resources management. Although the officers and directors of each subsidiary are responsible for conducting the day to day affairs of the subsidiary, M&I establishes lending and accounting policies, budgetary goals and long-range plans and assures compliance therewith through its centralized audit and accounting systems and loan examinations.

     In 1994, M&I derived substantially all its income from investments in, advances to and service fees from its subsidiaries. Dividends and interest from subsidiaries were M&I's major sources of cash in 1994. Dividend payments from subsidiaries are determined on an individual basis and generally in relation to the earnings, credit quality and capital position of each subsidiary.

     M&I increases the capital of its banking subsidiaries primarily through the retention of earnings and, if necessary, the purchase of securities by M&I, rather than through direct capital financing by the subsidiary banks. In 1994, M&I established a $1 billion bank note program pursuant to which subsidiary banks may issue debt securities directly in order to fund their operations. At December 31, 1994, subsidiary banks had issued an aggregate of approximately $309 million in principal amount of bank notes under the program.

                      BANKING AND BANK-RELATED SUBSIDIARIES

     M&I's 36 operating bank and savings association subsidiaries ("M&I bank subsidiaries") are located in communities throughout the State of Wisconsin and the Phoenix, Arizona metropolitan area and provide a full range of banking services to individuals, corporations and local governments in each of the areas they serve. M&I's largest bank subsidiary is M&I Marshall & Ilsley Bank ("M&I Bank"), which was founded in 1847. Based on consolidated assets of approximately $3.9 billion as of December 31, 1994, M&I Bank was the third largest bank and the largest state-chartered bank in the State of Wisconsin.
M&I Bank maintains its headquarters in the City of Milwaukee and operates 23 additional branches and divisions in Milwaukee and in surrounding suburban communities, as well as a branch in the Cayman Islands. Banking services provided by M&I Bank and other M&I bank subsidiaries include retail, international and corporate banking, investment, and trust activities. In addition, M&I Bank engages in correspondent banking services.

     All M&I bank subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC"). In addition, M&I Bank and M&I's seven operating national bank subsidiaries are members of the Federal Reserve System (the "System"). All M&I bank subsidiaries operate under names which incorporate the designation "M&I."

Investment Management and Trust Services

     M&I Investment Management Corp., a subsidiary of M&I, located in Milwaukee, Wisconsin, offers a full range of asset management services to the M&I trust company subsidiaries and to other corporate, institutional and individual customers, including the Marshall Funds, an open-end investment company consisting of thirteen portfolios. As of December 31, 1994, M&I Investment Management Corp. had $6.3 billion in assets under management.

     Marshall and Ilsley Trust Company, a subsidiary of M&I ("M&I Trust"), provides a full range of trust services to individual, not-for-profit and corporate customers. The Personal Trust Administrative Group provides trust, estate and agency services for individuals. The Employee Benefits Administrative Group administers pension, profit sharing and other forms of employee benefit plans, including a Keogh Plan for self-employed individuals. In addition to trust services provided by its Milwaukee office, M&I Trust operates eight trust service offices located in M&I subsidiary banks in Beloit, Madison, Racine, Stevens Point, Appleton, Green Bay, Janesville and Wausau, Wisconsin, and another office in Brookfield, Wisconsin (not a trust service office).

     M&I also provides trust and investment counseling services through two out-of-state subsidiaries. M&I Marshall and Ilsley Trust Company of Arizona ("M&I Trust Arizona") was organized in 1976, with a primary emphasis on providing trust and investment counseling services to the growing number of Wisconsin natives retired in the Southwest. M&I Trust Arizona has offices in Phoenix, Scottsdale and in Sun City serving residents of those areas. The Marshall and Ilsley Trust Company of Florida, located in Naples, was organized in 1984 to provide trust and investment counseling services to residents of the area, including Wisconsin natives who have retired in Florida. As of December 31, 1994, the market value of assets held in trust by M&I's three trust companies totalled $19.8 billion.

Equipment Leasing

     M&I's subsidiary, M&I First National Leasing Corp. ("FNL"), acting as owner and lessor, leases a variety of equipment and machinery, including industrial machinery, computers, hospital and nursing home equipment and construction equipment to both large and small businesses. FNL has its headquarters in Milwaukee, Wisconsin and has offices in numerous other states. Approximately 30% of its business comes from Wisconsin and 70% from other states. At December 31, 1994, FNL held net lease and installment receivables of approximately $240 million. FNL's competitors include other independent leasing companies, banks and other institutions, some of which have larger volume businesses and substantially greater resources.

Mortgage Banking

     M&I has two subsidiaries engaged in mortgage banking, one providing commercial financing and the other providing residential financing.

     M&I Mortgage Corp. ("M&I Mortgage"), located in Milwaukee, Wisconsin, originates and purchases long-term mortgages on one-to-four family owner-occupied residences for sale in the secondary market. After sale to the secondary market, these mortgages are serviced for the investor by M&I Mortgage.

At December 31, 1994, M&I Mortgage had a mortgage servicing portfolio of approximately $2.8 billion. M&I Mortgage serves homeowners throughout the State of Wisconsin and offers financing alternatives beyond those offered through traditional banking institutions. M&I Mortgage also assists M&I bank subsidiaries in originating, selling and servicing residential mortgage loans.

     Richter-Schroeder Company ("RSC"), located in Milwaukee, Wisconsin, originates long-term commercial real estate loans for institutional investors such as large life insurance companies. RSC services the mortgages for the purchasing investor. RSC is one of the few mortgage banking firms in Wisconsin that specializes in income property financing, seeking investment opportunities for mortgage lenders in the retail, industrial and office sectors. RSC is one of the largest income property mortgage banking firms in Wisconsin, servicing a portfolio of approximately $180 million for investors.

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

Data Services

     The M&I Data Services Division of the Corporation ("M&I Data Services") is a major supplier of data processing services and software to the banking, financial, and related industries. M&I Data Services presently serves over 500 financial institutions in 40 states and the District of Columbia. In addition to data processing services, M&I Data Services develops a comprehensive line of financial services software products. M&I Data Services also sells software to foreign institutions and currently has customers in Canada, Great Britain, India, Indonesia, Italy, Malaysia, Switzerland, and Thailand. M&I Data Services' processing systems for financial institutions encompass five major processing functions: Deposits, Loans, Financial Accounting, Customer Information, and Trust Accounting. In 1994, M&I Data Services signed a long-term data processing contract with its first utility customer, Wisconsin Electric Power Company ("WEPCO"). By using a number of current banking software products which share common requirements with the utility industry, M&I Data Services will provide data processing and banking-related services to WEPCO.

     M&I Data Services' main data processing center and headquarters are located in a 328,000 square foot building on 20 acres of land situated in Brown Deer, a Milwaukee suburb (the "Brown Deer Operations Center"). A new addition that nearly doubled the size of the Brown Deer Operations Center was completed in 1993. A second processing site located in Oak Creek, Wisconsin was established in 1994. M&I Data Services also leases 62,000 square feet of commercial office space in Brown Deer for the development and sale of software packages, the sale and support of personal computer networks and the development and support of trust processing services. The Brown Deer Operations Center acts as an intermediary in bank-to-bank transactions and provides funds processing services in connection with both incoming deposits and outgoing payments, including transfers by check and by the bank's wire and money transfer systems. M&I Data Services operates eight remote processing centers in Arizona, Illinois, New York, Florida and Wisconsin. All remote processing centers transmit information taken from checks and other documents to the host sites, where the information is processed and printed on reports which are subsequently sent to customers.

     During recent years the financial services industry has witnessed an acceleration of both state and federal deregulation, advances in technology, increased consumer awareness and expectations as to banking services, and new product development. These factors have lessened distinctions between the various types of financial institutions and have increased competition and pres-sure on operating margins. Accordingly, the financial services industry has emphasized the development of new technology-based products and services in order to reduce operating costs while responding to consumer demands and the need for product differentiation. Software, support operations, and new product development have become more complex and expensive for financial institutions to do on their own, and hence there is an increased need for the services offered by third-parties such as M&I Data Services. Large third-party servicers have the technical ability to respond to the data processing requirements of new products and services and are able to spread development and maintenance costs over a broader customer base, resulting in more efficient service. Some larger financial institutions have ceased providing data processing services to their correspondent banks or have decided to terminate their in-house data processing operations in order to conserve resources and concentrate on core banking business. M&I Data Services is concentrating its sales efforts on the outsourcing opportunities at these larger financial institutions.

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

                          PRINCIPAL SOURCES OF REVENUE

     The table below shows the amount and percentages of M&I's total consolidated operating income resulting from interest and fees on loans, interest on investment securities and fees for data processing services for each of the last three years:

               Interest and           Interest on          Fees for Data
               Fees on Loans     Investment Securities  Processing Services
              ----------------   ---------------------  -------------------
                      Percent               Percent                Percent
                     of Total              of Total               of Total       Total
Year Ended           Operating             Operating              Operating    Operating
December 31  Amount   Income       Amount   Income        Amount   Income       Income
---------- ------------------   ---------------------  -------------------     ----------
            ($000's)              ($000's)               ($000's)              ($000's)
   1994    $681,085    57.8%     $127,587    10.8%      $159,418    13.5%      $1,178,787
   1993     643,679    55.2       143,899    12.3        135,041    11.6        1,165,403
   1992     665,634    56.4       171,248    14.5        112,056     9.5        1,179,450


    M&I business segment information is contained in note 19 of the Notes to the Consolidated Financial Statements contained in Item 8 hereof.


                                   COMPETITION

    M&I and its subsidiaries face substantial competition in the financial service markets they serve. M&I's banking subsidiaries compete for deposits and other sources of funds and for credit relationships with other national and state banks, savings and loan associations, credit unions, finance companies, mutual funds, life insurance companies (and other long-term lenders) and other financial and non-financial companies, many of which offer products functionally equivalent to bank products and located both within and outside M&I's primary market area. M&I's non-bank operations compete with numerous banks, finance companies, data servicing companies, leasing companies, mortgage bankers, brokerage firms, financial advisors, trust companies, mutual funds and investment bankers in Wisconsin and throughout the United States. In addition, M&I competes for funds with both financial and non-financial institutions in a variety of financial markets. Improving the quality and broadening the range of financially related services to customers, easier access to facilities and competitive pricing are among the principal methods of meeting competition in the financial service industry.


                                    EMPLOYEES

    As of December 31, 1994, M&I and its subsidiaries employed in the aggregate approximately 8,600 full and part-time employees. M&I and its subsidiaries maintain retirement plans for the benefit of all qualified employees. M&I considers employee relations to be excellent. None of the employees of M&I and its subsidiaries are represented by a collective bargaining group.

                      GOVERNMENT SUPERVISION AND REGULATION

Governance of Bank Holding Companies

    M&I is a bank holding company registered with and subject to regulation by the Board of Governors of the Federal Reserve System (the "Board") under the Bank Holding Company Act of 1956, as amended (the "Act"). M&I also is a savings and loan holding company registered with and subject to regulation by the Office of Thrift Supervision ("OTS") under the Home Owner's Loan Act of 1933, as amended ("HOLA"). The Act and HOLA, as the case may be, require M&I to file annual reports and certain other information with the Board and the OTS and authorizes the Board and the OTS to conduct examinations of M&I and its subsidiaries.

    The Act requires M&I to obtain the prior approval of the Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if it would directly or indirectly own or control more than 5% of the voting shares of such bank after the acquisition. The Act currently prohibits the Board from approving an application by M&I to acquire the voting shares of, or substantially all the assets of, any bank located outside the state in which the operations of M&I's banking subsidiaries are principally conducted, except for the acquisition of certain failing banks or as otherwise specifically authorized by the laws of the state in which the bank to be acquired is located.

    Under the recently enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1994, the restriction in the Act on interstate acquisitions will be abolished effective September 29, 1995, and thereafter adequately capitalized and managed bank holding companies from any state will be able to acquire banks and bank holding companies located in any other state, subject to certain conditions which include nationwide and state imposed concentration limits. In addition, the Interstate Banking Act amended the Federal Deposit Insurance Act to allow banks to branch across state lines de novo or by acquisition or merger effective no later than June 1, 1997, provided certain conditions are met which include an express provision of applicable state law allowing such interstate branching.

    The Act limits the activities of M&I to managing, controlling, and servicing its subsidiary banks and to engaging in certain non-banking activities determined by the Board to be so "closely related" to banking or to managing or controlling banks as to be a "proper incident" thereto. With the exception of such closely related activities, M&I is prohibited from acquiring direct or indirect ownership of more than 5% of the voting stock of any company which is not a bank. In addition, M&I must obtain Board approval prior to engaging in any closely-related activities or in acquiring more than 5% of the voting shares of any company engaged in such activities, or in some instances expanding the nature of such activities or opening new offices.

    The Board also has permitted bank holding companies to engage in certain additional activities on a case-by-case basis. The Board generally has followed a restrictive policy in permitting the entry or expansion of bank holding companies and other bank affiliates into domestic and foreign bank and bank-related activities.

    The Act, the Federal Reserve Act (which applies to subsidiary banks of M&I that are members of the Federal Reserve System) and other state and federal laws and regulations promulgated thereunder limit the products and services offered by M&I and its subsidiaries (as discussed above), the amount of loans made to any one borrower, the nature of securities in which M&I may invest, deal in or underwrite and the total assets owned by M&I relative to its capital. The Act and regulations of the Board also prohibit M&I and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

    M&I is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of M&I, and therefore the right of M&I's creditors and shareholders, to participate in any distribution of the assets or income of any subsidiary is necessarily subject to the prior claims of creditors of such subsidiary, except to the extent that claims of M&I itself as a creditor may be recognized. The payment of dividends to M&I by M&I's bank subsidiaries is subject to various state and federal regulatory limitations. In general, under Wisconsin banking law the board of directors of a state chartered subsidiary bank may declare and pay a dividend from so much of the bank's undivided profits as the board shall deem expedient, provided the payment of such dividend does not in any way impair or diminish the bank's capital or reduce the capital level below minimum required levels set by regulatory agencies. Under federal law, which applies to national banks and state chartered banks which are members of the Federal Reserve System, regulatory approval is required for the payment of dividends by any bank in any calendar year in an amount in excess of such bank's net income for that year combined with the retained net income of the two preceding years, plus any required transfers to surplus. Under these provisions, at December 31, 1994, M&I's bank subsidiaries would have been permitted to pay dividends to M&I of approximately $165 million without prior regulatory approval. At December 31, 1994, M&I's subsidiaries (both bank and non-bank) would have been permitted to pay dividends to M&I of approximately $259 million.

    The federal and state bank regulatory agencies also have authority to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Board and the Comptroller of the Currency have indicated that paying dividends out of anything other than current operating earnings generally would be an unsafe and unsound banking practice. Dividends paid to M&I by the M&I bank subsidiaries in 1994 totaled $94.8 million. M&I does not expect that the restrictions referred to above will impair M&I's ability to pay normal quarterly dividends to its stockholders.

Commitments to Affiliated Institutions

    Under Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, any capital loans by M&I to any of its bank subsidiaries would also be subordinate in right of payment to depositors and to certain other indebtedness of such bank. A depository institution insured by the FDIC can be held liable for any loss incurred by the FDIC in connection with: (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default.

Capital Requirements

    Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 1994 can be found in note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 hereof.

Other Regulation of M&I and its Subsidiaries

    Section 23A of the Federal Reserve Act restricts the extent to which M&I's bank subsidiaries may supply funds to M&I, or to M&I's non-bank subsidiaries ("Affiliates") whether through direct extensions of credit or through purchase of securities, issuance of guaranties and the like. Unless fully secured by obligations of or guaranteed by the U.S. Government or its agencies, or by certain bank deposits, M&I bank subsidiaries may not, with certain limited exceptions: (i) loan money or otherwise extend credit to; (ii) purchase or invest in the stock of securities of; (iii) purchase the assets of; (iv) issue a guarantee, acceptance, or letter of credit on behalf of; or (v) accept as collateral for a loan or extension of credit the stock or securities of, a bank holding company or its non-bank subsidiaries in an amount exceeding 10% of the capital stock and surplus of the bank in the case of any Affiliate and in an amount exceeding 20% of the capital stock and surplus of the bank in the case of all Affiliates in the aggregate. In addition, every such loan, extension of credit, investment, purchase, guarantee, letter of credit or acceptance must be secured to the extent required under the Federal Reserve Act (at a minimum of 100%).

    Section 23B of the Federal Reserve Act applies to certain transactions by M&I's bank subsidiaries with Affiliates that are not covered by Section 23A.
Section 23B's basic purpose is to ensure that an insured bank does not subsidize its bank holding company or its sister non-bank subsidiaries by giving them more advantageous terms, whether on loans or any other contracts with the bank, than they would be able to obtain from an unrelated party.

    M&I's state chartered bank subsidiaries are subject to regulation and examination by the Commissioner of Banking for the state of Wisconsin, or in the case of M&I Thunderbird Bank the Arizona State Banking Department, and the Board (for state chartered banks which are members of the Federal Reserve System) or the FDIC (for state chartered banks which are not members of the Federal Reserve System). M&I's nationally chartered bank subsidiaries are subject to regulation and examination by the Comptroller of the Currency. M&I's savings association subsidiary is subject to regulation and examination by the Commissioner of Savings and Loans for the state of Wisconsin and the OTS. Federal and state law regulate the activities of M&I's bank subsidiaries in a number of areas, including reserve requirements, investments, loans, mergers, issuances of securities, dividend payments and branch banking. Federal and state laws also impose restrictions on the ability of M&I's non-bank subsidiaries to conduct certain activities and offer credit.

    Additionally, the Securities Exchange Act of 1934, as amended (the "1934 Act"), imposes regulatory and reporting requirements on various activities conducted by banks, including beneficial ownership of certain securities, dealing in municipal securities, acting as transfer agent, providing certain types of investment management services, and in certain instances, acting as a securities broker. M&I Bank is licensed as a municipal securities broker under the Federal Municipal Securities Rule-Making Act. A subsidiary of M&I, M&I Investment Management Corp., is registered with the Securities and Exchange Commission (the "Commission") under the Investment Advisers Act of 1940. M&I Brokerage Services, Inc., a subsidiary of M&I Capital Markets Group Inc., is registered with the Commission as a broker-dealer and is regulated by the Commission under the 1934 Act. The 1934 Act also requires certain types of investment managers, including M&I Bank, to file reports with the Commission with respect to the holding of certain securities. M&I Bank has also registered with the Commission as a transfer agent and must comply with certain record keeping and reporting requirements. Pursuant to the Government Securities Act of 1986, M&I Bank has filed notice with the Board that it is acting as a government securities broker-dealer.

    The activities and operations of banks are subject to a number of other federal and state laws and regulations, including state usury and consumer credit laws, state laws relating to fiduciaries, the federal Truth-In-Lending Act and Regulation Z promulgated thereunder, the federal Equal Credit Opportunity Act and Regulation B, the federal Home Mortgage Disclosure Act and Regulation C, the federal Expedited Funds Availability Act and Regulation CC, the federal Truth-In-Savings Act and Regulation DD, the federal Fair Credit Reporting Act, the federal Bank Secrecy Act, the federal Community Reinvestment Act, the federal antitrust laws, insider transactions, changes in Bank ownership, management interlocks between depository institutions and the disclosure of bank records.

    Federal bank agencies have comprehensive enforcement authority over banking institutions within their jurisdiction. These agencies possess broad powers over undercapitalized institutions. Actions available to the agencies include the termination of deposit insurance, restrictions on asset growth, denying approval for acquisitions, branching or new lines of business, requiring an institution to recapitalize, requiring divestiture of a financial institution, issuance of temporary and permanent cease and desist orders, imposition of civil money penalties, restrictions on senior officers' compensation and suspension and removal of directors and officers and the prohibition of other persons from participating in the management of a bank.
The agencies frequently use their authority to institute formal enforcement actions to persuade banking organizations on an informal basis to take specified actions designed to insure compliance with applicable laws and regulations. The federal bank agencies are broadly empowered to define "unsafe and unsound" practices.

    M&I, as the holder of stock of subsidiary banks, may be subject to assessment to restore impaired capital of its national bank subsidiaries to the extent provided in Section 5205 of the Revised Statutes of the United States (12 U.S.C. Section 55) and of its state banks to the extent provided in Section
220.07 of the Wisconsin Statutes. At present, there is no such impairment of capital of any M&I bank subsidiaries. Any such assessment would be applicable only to M&I and not to any M&I shareholder.

    Under Section 221.56 of the Wisconsin Statutes, M&I, as a Wisconsin corporation that owns, holds or controls a majority of stock in a state bank or trust company, is deemed to be engaged in the banking business and subject to supervision of the Office of the Commissioner, including the requirement that it file reports with and be subject to examination by the Office of the Commissioner. The Office of the Commissioner also is empowered to issue orders to bank holding companies to remedy any condition or policy that, in the opinion of the Office of the Commissioner, endangers the safety of deposits in any M&I subsidiary bank or trust company. In the event of noncompliance with such an order, the Office of the Commissioner has power to direct the operations of the bank or trust company and to withhold dividends from the holding company.

    The foregoing references to applicable laws, statutes, regulations and legislation are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such statutes, regulations and legislation.


                   GOVERNMENT POLICIES AND ECONOMIC CONDITIONS

    The earnings and business of M&I and the M&I bank subsidiaries are and will be affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various Federal agencies, particularly those of the Board. In addition to the functions enumerated under "Government Supervision and Regulation," the Board regulates the supply (and thereby the cost) of funds and bank credit and deals with general economic conditions in the United States and internationally. From time to time, the Board has taken specific steps to curtail domestic inflation, to support the value of U.S. dollars in foreign currency markets and to control the nation's money supply. Policies employed by the Board for these purposes influence the interest rates paid on interest bearing liabilities, the interest received on earning assets, and the levels of bank loans, investments and deposits.

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

Average Balance Sheets and Analysis of Net Interest Income

The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are (dollars in thousands):

                                       1994                           1993                           1992
                           ---------------------------   ----------------------------   ---------------------------
                            Average  Interest  Average    Average   Interest  Average    Average   Interest Average
                            Balance   Earned    Yield     Balance    Earned    Yield     Balance    Earned   Yield
                           ---------------------------   ----------------------------   ---------------------------
Loans (1, 2)             $8,710,706 $683,265    7.84%   $8,180,292 $645,434    7.89%   $7,694,097 $667,582   8.68%
Investment securities:
    Taxable               2,116,856  110,894    5.24     2,236,805  123,207    5.51     1,950,155  139,302   7.14
    Tax-exempt (1)          351,026   24,065    6.86       400,135   31,650    7.91       523,551   47,201   9.02

Interest bearing deposits in
    other banks              93,504    3,752    4.01        98,220    2,915    2.97       146,943    5,689   3.87
Funds sold and security
    resale agreements        91,090    4,147    4.55        40,401    1,224    3.03       153,730    5,540   3.60
Trading securities (1)        4,528      244    5.39         4,860      207    4.26         6,049      284   4.69
Other short-term investments 12,059      517    4.29        41,522    1,574    3.79        65,459    2,668   4.08
                         ---------------------------    ---------------------------    --------------------------
Total interest earning
    assets               11,379,769  826,884    7.27    11,002,235  806,211    7.33    10,539,984   868,266  8.24

Cash and demand deposits
    due from banks                   613,053                        616,761                        572,132
Premises and equipment, net          289,300                        281,952                        265,128
Other assets                         295,256                        268,492                        262,211
Allowance for loan losses           (144,917)                      (129,972)                      (114,046)
                                 -----------                    -----------                    -----------
Total Assets                     $12,432,461                    $12,039,468                    $11,525,409
                                 ===========                    ===========                    ===========

                                       1994                           1993                           1992
                           ---------------------------   ----------------------------   ---------------------------
                            Average  Interest  Average    Average   Interest  Average    Average   Interest Average
                            Balance    Paid     Cost      Balance     Paid     Cost      Balance     Paid     Cost
                           ---------------------------   ----------------------------   ---------------------------
Savings and interest bearing
  demand deposits        $3,954,170 $ 90,788    2.30%   $3,874,553 $ 92,074    2.38%   $3,646,978 $111,620   3.06%
Other time deposits       3,664,063  165,073    4.51     3,902,398  180,026    4.61     4,006,545  222,823   5.56
Short-term borrowings       964,850   39,681    4.11       641,836   18,010    2.81       529,528   17,606   3.32
Long-term borrowings        447,254   30,537    6.83       272,041   23,088    8.49       284,333   26,439   9.30
                         ---------------------------    ---------------------------    --------------------------
Total interest bearing
   liabilities            9,030,337  326,079    3.61     8,690,828  313,198    3.60     8,467,384  378,488   4.47

Noninterest bearing
  deposit                 2,051,864                      1,997,781                      1,799,072
Other liabilities           252,297                        229,545                        248,286
Shareholders' equity      1,097,963                      1,121,314                      1,010,667
                        -----------                    -----------                    -----------
Total liabilities and
   shareholders' equity $12,432,461                    $12,039,468                    $11,525,409
                        ===========                    ===========                    ===========
Net interest income                 $500,805                       $493,013                       $489,778
                                    ========                       ========                       ========
Net yield on interest
   earning assets                               4.40%                          4.48%                          4.65%
                                                =====                          =====                          =====

Notes:
 (1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for 1994 and 1993, and 34% for 1992, and excluding disallowed interest expense.

 (2) Loans on a nonaccrual status have been included in the computation of average balances.

Analysis of Changes in Interest Income and Interest Expense

The effect on interest income and interest expense of volume and rate changes for 1994 and 1993 are outlined below. Changes not due solely to either volume or rate are allocated to rate (in thousands of dollars).

                                                         1994 versus 1993                1993 versus 1992
                                                   ---------------------------    ----------------------------
                                                   Increase (Decrease)            Increase (Decrease)
                                                     Due to Change in               Due to Change in
                                                   ------------------   Total     ------------------   Total
                                                     Average  Average Increase      Average  Average Increase
                                                     Volume    Rate  (Decrease)     Volume     Rate (Decrease)
Interest on earning assets:
    Loans (1)                                       $41,850 ($4,019)  $37,831      $42,185 ($64,333) ($22,148)
    Investment securities:
       Taxable                                       (6,607) (5,706)  (12,313)      20,476  (36,571)  (16,095)
       Tax-exempt (1)                                (3,884) (3,701)   (7,585)     (11,127)  (4,424)  (15,551)
    Interest bearing deposits in other banks           (140)    977       837       (1,886)    (888)   (2,774)
    Funds sold and security resale agreements         1,536   1,387     2,923       (4,084)    (232)   (4,316)
    Trading securities (1)                              (14)     51        37          (56)     (21)      (77)
    Other short-term investments                     (1,117)     60    (1,057)        (976)    (118)   (1,094)
                                                   ---------------------------    ----------------------------

Total interest income change                        $31,624($10,951)  $20,673      $44,532($106,587) ($62,055)
                                                   ===========================    ============================

Expense on interest bearing liabilities:
    Savings and interest bearing demand deposits     $1,892 ($3,178)  ($1,286)      $6,965 ($26,511)($19,546)
    Other time deposits                             (10,995) (3,958)  (14,953)      (5,792) (37,005) (42,797)
    Short-term borrowings                             9,064  12,607    21,671        3,734   (3,330)     404
    Long-term borrowings                             14,870  (7,421)    7,449       (1,143)  (2,208)  (3,351)
                                                   ---------------------------    ----------------------------

Total interest expense change                       $14,831 ($1,950)  $12,881       $3,764($69,054) ($65,290)
                                                   ===========================    ============================


Notes:

 (1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for 1994 and 1993, and 34% for 1992, and excluding disallowed interest expense.

Investment Securities

The amortized cost of the Corporation's consolidated investment securities at December 31 of each year are:

                                                                  (In thousands)
                                                          1994         1993          1992
                                                      -------------------------------------
U.S. Treasury and government agencies                 $1,970,566   $2,139,866    $2,116,580

States and political subdivisions                        290,483      326,154       434,296

Other                                                     86,533      106,538       190,776
                                                      -------------------------------------
                                                      $2,347,572   $2,572,558    $2,741,652
                                                      =====================================


The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 1994, are (in thousands):

                                                 After One but    After Five but
                              Within One Year  Within Five Years   Within Ten Years   After Ten Years        Total
                           ---------------------------------------------------------------------------------------------
                              Amount   Yield      Amount   Yield   Amount   Yield   Amount   Yield       Amount   Yield
                           ---------------------------------------------------------------------------------------------
U.S. Treasury and
  government agencies        $566,515   5.23%  $1,375,788   5.74%  $28,135   6.26%     $118   9.01%   $1,970,556   5.60%

States and other
  political subdivisions       99,786   7.80      135,156   7.36    54,109   8.10     1,432  10.27       290,483   7.66

Other                           9,462   6.53       18,866   9.73     5,284   9.37    52,921   3.36        86,533   5.46
                           ---------------------------------------------------------------------------------------------
                           $  675,763   5.63%  $1,529,810   5.93%  $87,528   7.59%  $54,471   3.55%   $2,347,572   5.85%

                           =============================================================================================

Types of Loans

The Corporation's consolidated loans, classified by type, at December 31 of each year are:

                                                1994        1993        1992        1991        1990
                                           ----------------------------------------------------------
                                                                (In thousands)
Commercial, financial and agricultural. .  $2,644,928  $2,538,830  $2,471,150  $2,620,594  $2,466,569
Industrial development revenue bonds. . .      31,796      45,889      58,388      52,288      70,928
Real estate:
    Construction. . . . . . . . . . . . .     378,316     333,609     273,556     260,353     274,407
    Mortgage:
       Residential. . . . . . . . . . . .   2,240,287   2,223,857   2,160,116   1,977,673   2,229,155
       Commercial . . . . . . . . . . . .   2,062,022   2,000,052   1,718,452   1,320,346     879,470
    Total mortgage. . . . . . . . . . . .   4,302,309   4,223,909   3,878,568   3,298,019   3,108,625
Personal. . . . . . . . . . . . . . . . .   1,178,453   1,217,513   1,056,901   1,010,682     965,133
Lease financing . . . . . . . . . . . . .     256,690     257,622     242,282     219,164     194,515
                                            8,792,492   8,617,372   7,980,845   7,461,100   7,080,177
Less:  Allowance for loan losses. . . . .     153,961     133,600     123,805     105,156      94,145
                                           ----------------------------------------------------------
Net loans . . . . . . . . . . . . . . . .  $8,638,531  $8,483,772  $7,857,040  $7,355,944  $6,986,032
                                           ==========================================================

Loan Maturity and Interest Rate Sensitivity

The analysis of loan maturities at December 31, 1994, and the rate structure for the categories indicated are:

                                                                                                     Rate Structure of Loans
                                                           Maturity(1)                                 Due After One Year
                                       ------------------------------------------------       -----------------------------------
                                                    Over One                                   With Pre-     With
                                       One Year   Year Through    Over Five                   determined   Floating
                                        Or Less    Five Years       Years        Total           Rate        Rate          Total
                                       ------------------------------------------------       -----------------------------------
                                                          (In thousands)                             (In thousands)
Commercial, financial and agricultural  $1,762,151    $832,883    $49,694    $2,644,728       $485,320     $397,257      $882,577
Industrial development revenue bonds.        9,312       9,782     12,702        31,796          7,152       15,332        22,484
Real estate - construction. . . . . .      231,774     146,542         -        378,316         91,046       55,496       146,542
Lease financing . . . . . . . . . . .       93,498     160,356      2,836       256,690        163,192           -        163,192
                                       ------------------------------------------------       -----------------------------------
                                        $2,096,735  $1,149,563    $65,232    $3,311,530       $746,710     $468,085    $1,214,795
                                       ================================================       ===================================

Notes:
(1) Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

Nonaccrual, Past Due and Restructured Loans

The Corporation's nonaccrual, past due and restructured loans at December 31, of each year are:

                                                       1994         1993         1992         1991         1990
                                                     -----------------------------------------------------------
                                                                            (In thousands)
Nonaccrual loans. . . . . . . . . . . . . . . . .    $44,766      $44,186      $52,811      $78,887      $66,539
Loans past due 90 days or more. . . . . . . . . .      9,093        7,906        7,097        9,330        5,963
Restructured loans. . . . . . . . . . . . . . . .      4,172        4,263        6,325        8,026        8,461
                                                     -----------------------------------------------------------
                                                     $58,031      $56,355      $66,233      $96,243      $80,963
                                                     ===========================================================

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

Information with respect to nonaccrual and restructured loans (in thousands) at December 31, 1994, is as follows:

       Gross interest income which would have been
         recorded under original terms . . . . . . . . . . . . .  $ 5,759

       Interest income recorded during the period. . . . . . . .  $ 2,421


Potential Problem Loans

At December 31, 1994, the Corporation had $19,218 of loans for which payments are presently current, but the borrowers are experiencing serious financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.

Other Interest Bearing Assets

At December 31, 1994, the Corporation's commercial finance subsidiary had $1,056 of corporate debt investment securities on nonaccrual status. The gross interest that would have been recorded in 1994 under the original terms amounted to $96. There was no interest income recorded during 1994 with respect to such debt securities.

Summary of Loan Loss Experience

Information relating to the Corporation's consolidated allowance for loan losses and the amount of loans charged off and recoveries, by type, for each of the years ended December 31 is:

                                                                 1994          1993          1992          1991          1990
                                                              ------------------------------------------------------------------
                                                                                        (In thousands)
Average loans outstanding during the year,
    net of unearned income. . . . . . . . . . . . . . . . . . $8,710,706    $8,180,292    $7,694,097    $7,318,541    $6,921,333
                                                              ==================================================================

Allowance for loan losses at beginning of year. . . . . . . .   $133,600      $123,805      $105,156       $94,145       $79,458
Allowance of banks acquired or sold . . . . . . . . . . . . .         -          1,167         4,284         4,344         3,201

Loans charged off:
    Commercial, financial and agricultural. . . . . . . . . .      3,301         8,810         8,863        12,614        22,676
    Real estate--construction . . . . . . . . . . . . . . . .        737            79           513           352           851
    Real estate--mortgage . . . . . . . . . . . . . . . . . .      3,241         2,729         4,655         7,440         7,309
    Personal. . . . . . . . . . . . . . . . . . . . . . . . .      4,375         5,033         6,887         8,220        11,802
    Lease financing . . . . . . . . . . . . . . . . . . . . .        907           815         1,426         1,430           925
                                                              ------------------------------------------------------------------
Total loans charged off . . . . . . . . . . . . . . . . . . .     12,561        17,466        22,344        30,056        43,563

Recoveries on loans previously charged off:
    Commercial, financial and agricultural. . . . . . . . . .      3,675         3,431         9,149         4,285         3,136
    Real estate--construction . . . . . . . . . . . . . . . .          6            49            92           175           116
    Real estate--mortgage . . . . . . . . . . . . . . . . . .      2,468         2,208         1,493           790           356
    Personal. . . . . . . . . . . . . . . . . . . . . . . . .      1,789         2,156         2,306         2,503         3,763
    Lease financing . . . . . . . . . . . . . . . . . . . . .         77           216           123            46            39
                                                              ------------------------------------------------------------------
Total recoveries on loans previously charged off. . . . . . .      8,015         8,060        13,163         7,799         7,410
                                                              ==================================================================

                                                                 1994          1993          1992          1991          1990
                                                              ------------------------------------------------------------------
                                                                                        (In thousands)
Net loans charged off . . . . . . . . . . . . . . . . . . . .      4,546         9,406         9,181        22,257        36,153

Additions to allowance charged to operating expense (1) . . .     24,907        18,034        23,546        28,924        47,639
                                                              ------------------------------------------------------------------
Allowance for loan losses at end of year. . . . . . . . . . .   $153,961      $133,600      $123,805      $105,156       $94,145
                                                              ==================================================================

Ratio of net loans charged off to average loans outstanding .       0.05%         0.11%         0.12%         0.30%         0.52%
                                                              ==================================================================

 (1) The amount of the addition to the allowance charged to operating expense for the year ended December 31, 1994, is the amount necessary to bring the allowance for loan losses at December 31, 1994, to a level believed adequate by management to absorb current estimated potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan portfolio, loan loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan losses charged against income.

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

      The loan portfolios of the Corporation's affiliate banks and leasing subsidiary are subject to continual management oversight and quarterly analyses. Management's analyses are based on the Corporation's credit grading system which classifies loans in a manner similar to that of bank regulatory examiners, with estimates of probable and potential losses derived. Management's assigned credit grades and quarterly portfolio analyses are subject to independent monitoring by the Corporation's credit review group, which also performs periodic portfolio reviews at each affiliate. The credit review group prepares reports on the results of its evaluations of affiliate loan portfolios, which together with quarterly analyses of credit exposure provided by affiliate management, serve as the basis for determining the adequacy of the allowance for loan losses.

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

      During 1994, consolidated net charge-offs decreased to $4.5 million, representing $12.5 million of charge-offs, offset by $8.0 million of recoveries. This decrease follows the lower than normal net charge-off levels experienced in 1992 and 1993, of $9.2 million and $9.4 million, respectively, which contrast with the higher than historic levels of net charge-offs experienced in 1990 and 1991. These contrasting net charge-off levels reflect the steadily declining levels of gross charge-offs over the 1990-1994 period, coupled with relatively consistent recovery levels in each of these years, except 1992. Recoveries in 1992 were abnormally high due to collection of a large commercial loan charge-off recorded in 1990. The reduction in net charge-off levels in 1992 and 1993 and the further reduction in 1994, reflect the relative strength of the Wisconsin economy and stabilization in the Arizona economy and real estate values. The Corporation's Arizona-based loan portfolio represents approximately 3.0% of the total portfolio.

      The Corporation's 1994 provision level of $24.9 million reflects a $16.0 million general provision, which is based in part on actual and anticipated loan growth, and an $8.9 million special provision. This special provision was charged to expense, after consummation of the merger with Valley, to conform Valley's loan valuation policies with those of the Corporation. The $16.0 million general provision level for 1994, which is the lowest general provision level in the last five years, together with the $8.9 million special provision, result in a year-end 1994 loan loss reserve of $154 million of 1.75% of total loans, as compared to the year-end 1993 reserve level of 1.55% The increased reserve levels in 1992 through 1994 reflect the Corporation's favorable net charge-off experience and the inherent cyclical nature of economic conditions and related credit impacts. The year-end 1994 reserve level is considered adequate given uncertainties regarding the economic conditions in the country and the Corporation's primary service areas.

       The Corporation's 1994 charge-off and recovery levels across portfolio sectors generally reflect the current stability of the Wisconsin and Arizona economies. These conditions contrast with the 1990-1991 period during which conditions were generally less favorable and weaknesses in economic conditions and real estate values significantly impacted the Corporation's Arizona-based portfolio, resulting in higher than historic levels of losses.
The 1994 charge-off levels for commercial loans, which decreased to the lowest level in five years, were offset by a near normal level of recoveries, resulting in a small net recovery position similar to that experienced in 1992 when a large recovery occurred relating to a 1990 charge-off. The 1994 charge-off levels for construction real estate loans which were offset by negligible recoveries, increased from the five-year low in 1993, but continue to be relatively immaterial. The 1994 charge-off levels for real estate mortgages, which increased slightly from the 1993 low, were offset by increased recovery levels, resulting in a net charge-off level which was near the five-year low experienced in 1993 and well below 1990-1992 levels. The 1994 charge-off and recovery levels for personal loans decreased to the lowest levels in five years, with resulting net charge-offs also decreasing to a five-year low. The 1994 charge-off levels for the Corporation's lease financing portfolio increased slightly from the 1993 low reflecting, in part, portfolio growth. Lease recoveries were slightly below average, resulting in net charge-offs which were above the 1993 low, but below the 1990-1992 levels.

       The Corporation's charge-off and provision levels for 1995 are expected to continue to be largely dependent on economic conditions in the Corporation's primary service areas. While general economic conditions continue to be relatively stable, should national or regional conditions deteriorate, the Corporation's Wisconsin and Arizona markets may be adversely affected. Absent deterioration in these conditions, total charge-offs for 1995 are not currently expected to vary significantly from 1994 levels, with offsetting recoveries currently expected to decrease from 1994 levels. At the present time, there are no material loans which are known or believed to be in imminent danger of deteriorating or defaulting which are currently expected to give rise to material charge-offs; however, loss levels can be significantly impacted by a few large loans which could deteriorate unexpectedly or be adversely impacted by economic conditions. Based on current conditions, commercial loan losses for 1995 are expected to remain below peak 1990 levels, with net charge-offs anticipated to return to more normal historic levels. Commercial real estate loans continue to be highly vulnerable to regional economic conditions and real estate values; however, based on current conditions, real estate and construction loan losses for 1995 are expected to remain below the higher than normal levels experienced in 1990 and 1991. Based on the existing portfolio size and composition, personal loan losses for 1995 are currently expected to increase somewhat from 1994 levels, but remain below the peak levels experienced in 1990. At the present time, direct lease financing losses for 1995 are expected to approximate historic levels; however, actual losses could be impacted by portfolio growth, fraud, or unanticipated weaknesses in industry segments within the portfolio.

       In May, 1993 and October, 1994, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, an amendment to SFAS No. 114. These new standards, which must be adopted by the first quarter of 1995, require that a loan's value be measured, and if appropriate a valuation reserve established, when it has been determined that the loan is impaired and loss is probable. Based on the current status of the Corporation's loan portfolio, it is not anticipated that these pronouncements will have a material impact on the allowance or provision for loan losses in 1995.

Deposits

       The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows:

                                           1994                   1993                   1992
                                   --------------------------------------------------------------
                                      Amount   Rate          Amount   Rate          Amount   Rate
                                   --------------------------------------------------------------
                                                            (In thousands)
Noninterest bearing
  demand deposits                  $2,051,864             $1,997,781             $1,799,072
Interest bearing demand deposits    1,084,552  1.65%       1,081,702  1.88%       1,000,136  2.61%
Savings deposits                    2,869,618  2.54%       2,792,851  2.57%       2,646,842  3.23%
Time deposits                       3,664,063  4.51%       3,902,398  4.61%       4,006,545  5.56%
                                   ----------             ----------             ----------
Total deposits                     $9,670,097             $9,774,732             $9,452,595
                                   ==========             ==========             ==========

       The maturity distribution of time deposits issued in amounts of $100,000 and over and outstanding at December 31, 1994 (in thousands) is:

       Three months or less . . . . . . . . . . . . . . . . . . . . . .$265,057
       Over three and through six months. . . . . . . . . . . . . . . .  99,440
       Over six and through twelve months . . . . . . . . . . . . . . .  94,765
       Over twelve months . . . . . . . . . . . . . . . . . . . . . . .  81,996
                                                                       --------
                                                                       $541,258
                                                                       ========

At December 31, 1994, time deposits issued by foreign offices totalled $54,064.

Return on Equity and Assets

                                                    1994      1993     1992     1991     1990
                                                   -------------------------------------------
       Return on assets:
           Before extraordinary items and
           accounting changes                       0.76%    1.42%    1.36%     1.18%    0.96%

           After extraordinary items and
           accounting changes                       0.85     1.42     1.28      1.18     0.96

       Return on equity:
           Before extraordinary items and
           accounting changes                       8.60    15.29    15.48     14.44    12.06

           After extraordinary items and
           accounting changes                       9.65    15.29    14.57     14.44    12.06

       Dividend payout ratio                       56.73    33.75    34.20     33.86    39.00
       Average equity to average assets ratio       8.83     9.31     8.77      8.18     7.98
       Ratio of earnings to fixed charges (a)
           Excluding interest on deposits           3.18 x   6.52 x   5.57 x    3.80 x   2.68 x
           Including interest on deposits           1.50 x   1.83 x   1.60 x    1.36 x   1.26 x

       (a) - See Exhibit 12 for detailed computation of these ratios.


Short-Term Borrowings

       Information related to the Corporation's funds purchased and security repurchase agreements for the last three years is as follows (in thousands):

                                                                1994      1993       1992
                                                             -----------------------------
                                                                    (In thousands)
       Amount outstanding at year end                        $944,843  $515,028   $469,410
       Average amount outstanding during the year             835,472   556,812    505,303
       Maximum amount outstanding at any month's end        1,011,509   907,247    679,425
       Weighted average interest rate at year end                5.17%     2.78%      2.61%
       Weighted average interest rate during the year            4.09%     2.87%      3.33%

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

       M&I Bank operates 23 branch offices or divisions located in Milwaukee and in surrounding suburban communities. A wholly-owned subsidiary of M&I Bank owns the buildings at four branch sites, located in the western and in the southern sections of downtown Milwaukee, and in Glendale, a Milwaukee suburb. Eight branches, located in Milwaukee suburbs, occupy buildings owned by M&I Bank. The remaining branches occupy leased facilities.

       M&I has 34 subsidiary banks and one savings association located in cities throughout Wisconsin. M&I Thunderbird Bank, a wholly-owned subsidiary of M&I, is located in Phoenix, Arizona and has 12 offices in surrounding Maricopa County communities. The subsidiary banks and savings association occupy modern facilities which are owned or leased.

       M&I owns a 328,000 square foot data processing facility located in Brown Deer, a suburb of Milwaukee, from which M&I Data Services conducts data processing activities. Other properties leased by M&I for M&I Data Services include 62,000 square feet of commercial office space in Brown Deer, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities throughout the United States.


Item 3.  Legal Proceedings.

       M&I is not currently involved in any material pending legal proceedings other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders.

       Not applicable.

                               EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer                               Office
---------------                               ------
J.B. Wigdale          Chairman of the Board since December, 1992,
Age 58                Chief Executive Officersince October, 1992,
                      Director since December, 1988, Vice Chairman of the Board, December, 1988 to December, 1992, Vice
                      President, 1984 to December, 1988, Marshall &
                      Ilsley Corporation; Chairman of the Board since
                      January, 1989, Chief Executive Officer since
                      1987, Director since 1981, President, 1981 to
                      January, 1989, M&I Marshall & Ilsley Bank;
                      President and Director - M&I Financial Corp., M&I
                      Insurance Company of Arizona, Inc., M&I Building
                      Corp. and M&I Capital Markets Group, Inc.;
                      Director - M&I First National Leasing Corp., M&I
                      Mortgage Corp., Richter-Schroeder Company, Inc.,
                      M&I Data Services, Loujo Company and Marshall &
                      Ilsley Trust Company.

D.J. Kuester          Director since February, 1994, President since
Age 53                1987, Marshall & Ilsley Corporation; President
                      and Director since January, 1989, Vice President,
                      1979 to January, 1989, M&I Marshall & Ilsley
                      Bank; Chairman of the Board, Chief Executive
                      Officer and Director, M&I Data Services; Director
                      - M&I Financial Corp., M&I Building Corp and M&I
                      Insurance Company of Arizona, Inc.


P.M. Platten, III     Vice Chairman of the Board and a Director
Age 55                since May 1994, Marshall & Ilsley Corporation;
                      Chairman of the Board, January 1993 to May 1994,
                      President and Chief Executive Officer, January
                      1989 to May 1994, and Chief Operating Officer, prior to January 1989, Valley Bancorporation;
                      Chairman and Chief Executive officer, prior to January 1989, Valley Bank, Northeast.

G.H. Gunnlaugsson     Director  since  February,  1994,
Age 50                Executive Vice President  and  Chief Financial
                      Officer since 1987, Marshall & Ilsley
                      Corporation; Vice President of M&I Marshall &
                      Ilsley Bank since 1976; Vice President and
                      Director, M&I Insurance Company of Arizona, Inc.;
                      Director - M&I Mortgage Corp. and M&I Data
                      Services; Director - Loujo Company.

G.D. Strelow          Senior Vice President and Human Resources
Age 60                Director of Marshall & Ilsley Corporation since
                      1993; Vice President and Human Resources Director of M&I Marshall & Ilsley Bank since 1980.

M.A. Hatfield         Senior Vice President since 1993, Treasurer
Age 49                since 1986  and Secretary since 1981, Marshall &
                      Ilsley Corporation; Vice President and Secretary,
                      M&I Marshall & Ilsley Bank; Secretary - M&I First
                      National Leasing Corp., M&I Capital Markets
                      Group, Inc., Marshall & Ilsley Trust Company, M&I
                      Investment Management Corp., Marshall & Ilsley
                      Trust Company of Florida, M&I Ventures
                      Corporation and M&I Brokerage Services, Inc.;
                      Secretary, Treasurer and Director - M&I Financial
                      Corp., M&I Building Corp., M&I Insurance Company of Arizona, Inc. and M&I Insurance Services,
                      Inc.; Secretary and Treasurer, M&I Mortgage
                      Corp.; Secretary and Director, M&I Data Services;
                      Director - Richter-Schroeder Company, Inc., Loujo
                      Company and M&I Wauwatosa State Bank.

P.R. Justiliano       Senior  Vice  President  since  1994 and
Age 44                Corporate Controller since April, 1989, Vice
                      President, 1986 to 1994, Marshall & Ilsley
                      Corporation.

G.A. Lichtenberg      Senior Vice President and Corporate
Age 51                Banking Controller since May 1994, Marshall &
                      Ilsley Corporation;  Senior Vice President/Chief
                      Financial Officer and Secretary 1984 to 1994,
                      Valley Bancorporation.

J.L. Delgadillo       Senior  Vice  President  of  Marshall  &
Age 42                Ilsley  Corporation  since  1993; Director of M&I
                      Data Services since 1994; President and Chief
                      Operating Officer of M&I Data Services since
                      1993; Senior Vice President of M&I Data Services since 1989.

                                        PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Stock Listing

       Marshall & Ilsley Corporation common stock is traded under the symbol "MRIS" in the NASDAQ National Market System, and quotations are supplied by the National Association of Securities Dealers.

Common Dividends Declared

                                              1994                         1993

       First Quarter                         $0.14                        $0.12
       Second Quarter                         0.15                         0.14
       Third Quarter                          0.15                         0.14
       Fourth Quarter                         0.15                         0.14
                                             -----                        -----
                                             $0.59                        $0.54
                                             =====                        =====

Price Range of Stock (Low and High Bid)

       First Quarter                $20 - $23 3/4          $21 1/16 - $23 5/16
       Second Quarter             19 1/4 - 22 1/4            22 15/16 - 25 3/4
       Third Quarter              19 5/8 - 21 3/4                  21 1/4 - 25
       Fourth Quarter                18 - 20 9/16              21 3/4 - 24 1/4

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, and in footnote 13 to M&I's Consolidated Financial Statements in Item 8 of this Form 10-K.

Holders of Common Equity

       At December 31, 1994 M&I had approximately 18,919 record holders of its Common Stock.

Item 6.  Selected Financial Data

                              CONSOLIDATED SUMMARY OF EARNINGS
                    Years ended December 31 ($000's except share data)

                                            1994        1993       1992        1991      1990
                                          ------------------------------------------------------
Interest Income:
  Loans                                   $681,085    $643,679   $665,634    $730,696   $740,995
  Investment Securities:
     Taxable                               110,894     123,207    139,302     140,261    140,239
     Tax Exempt                             16,693      20,692     31,946      42,438     45,884
  Short-term Investments                     8,634       5,899     14,157      24,695     21,253
                                          ------------------------------------------------------
Total Interest Income                      817,306     793,477    851,039     938,090    948,371

Interest Expense:
  Deposits                                 255,861     272,100    334,443     448,757    466,537
  Short-term Borrowings                     39,681      18,010     17,606      32,065     56,849
  Long-term Borrowings                      30,537      23,088     26,439      27,770     22,524
                                          ------------------------------------------------------
Total Interest Expense                     326,079     313,198    378,488     508,592    545,910
                                          ------------------------------------------------------
Net Interest Income                        491,227     480,279    472,551     429,498    402,461
Provision for Loan Losses                   24,907      18,034     23,546      28,924     47,639
                                          ------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses                466,320     462,245    449,005     400,574    354,822

Other Income:
  Data Processing Services                 159,418     135,041    112,056      90,582     71,979
  Trust Services                            59,720      61,226     58,050      54,060     49,212
  Other                                    142,343     175,659    158,305     132,106    107,410
                                          ------------------------------------------------------
Total Other Income                         361,481     371,926    328,411     276,748    228,601

Other Expense:
  Salaries and Benefits                    323,904     320,717    299,540     260,289    233,183
  Other                                    260,866     248,870    246,084     230,295    205,445
  Merger/Restructuring                      75,228           -          -           -      1,603
                                          ------------------------------------------------------
Total Other Expense                        659,998     569,587    545,624     490,584    440,231

Income Before Taxes                        167,803     264,584    231,792     186,738    143,192
Provision for Income Taxes                  73,405      93,190     75,391      56,725     42,830
                                          ------------------------------------------------------
Income Before Accounting Changes
  and Extraordinary Items                   94,398     171,394    156,401     130,013    100,362
Extraordinary Items and
  Accounting Changes                        11,542           -    (9,134)           -          -
                                          ------------------------------------------------------
Net Income                                $105,940    $171,394   $147,267    $130,013   $100,362
                                          ======================================================

Years ended December 31 ($000's except share data)

                                            1994        1993       1992        1991      1990
                                          ------------------------------------------------------
Per Share:
  Primary Net Income
    Before Extraordinary Items and
    Accounting Changes                      $0.95       $1.67       $1.55      $1.33       $1.03
  Primary Net Income
    After Extraordinary Items and
    Accounting Changes                       1.07        1.67        1.46       1.33        1.03
  Fully Diluted Net Income
    Before Extraordinary Items and
    Accounting Changes                       0.93        1.60        1.48       1.27        1.00
  Fully Diluted Net Income
    After Extraordinary Items and
    Accounting Changes                       1.04        1.60        1.40       1.27        1.00
  Fully Diluted Net Income
    (Historical)*                            1.04        1.76        1.52       1.40        1.03
  Common Dividend Declared                   0.59        0.54        0.48       0.43        0.39

Other Significant Data:
  Year-End Common Stock Price              $19.00      $23.63      $21.17     $18.33       $9.58
  Return on Average Shareholders' Equity
    Before Extraordinary Items and
    Accounting Changes                       8.60%      15.29%      15.48%     14.44%      12.06%
  Return on Average Shareholders' Equity
    After Extraordinary Items and
    Accounting Changes                       9.65       15.29       14.57      14.44       12.06
  Return on Average Assets
    Before Extraordinary Items and
    Accounting Changes                       0.76        1.42        1.36       1.18        0.96
  Return on Average Assets
    After Extraordinary Items and
    Accounting Changes                       0.85        1.42        1.28       1.18        0.96
  Stock Splits                                        3 FOR 1
_______________

* Not restated for acquisitions accounted for as a pooling of interests.

                                CONSOLIDATED AVERAGE BALANCE SHEETS
                       Years ended December 31 ($000's except share data)


                                                  1994          1993        1992         1991         1990
                                            ---------------------------------------------------------------
Assets:
  Cash and Due from Banks                      $613,053     $616,761     $572,132     $538,068     $558,663
  Short-term Investments                        196,653      180,143      366,132      428,543      266,558
  Trading Securities                              4,528        4,860        6,049        6,185        7,165
  Investment Securities:
   Taxable                                    2,116,856    2,236,805    1,950,155    1,692,476    1,632,281
   Tax Exempt                                   351,026      400,135      523,551      604,753      611,785
  Loans:
   Commercial                                 2,680,735    2,572,967    2,643,726    2,813,243    2,558,179
   Real Estate                                4,572,496    4,248,970    3,798,180    3,314,452    3,162,613
   Personal                                   1,201,131    1,109,701    1,017,625      991,600    1,017,563
   Lease Financing                              256,344      248,654      234,566      199,246      182,978
                                            ---------------------------------------------------------------
                                              8,710,706    8,180,292    7,694,097    7,318,541    6,921,333
   Allowance for Loan Losses                    144,917      129,972      114,046      100,726       86,027
                                            ---------------------------------------------------------------
  Net Loans and Leases                        8,565,789    8,050,320    7,580,051    7,217,815    6,835,306
  Other Assets                                  584,556      550,444      527,339      527,485      514,516
                                            ---------------------------------------------------------------
Total Assets                                $12,432,461  $12,039,468  $11,525,409  $11,015,325  $10,426,274
                                            ===============================================================

Liabilities and Shareholders' Equity:
  Noninterest Bearing Deposits               $2,051,864   $1,997,781   $1,799,072   $1,576,525   $1,508,219
  Interest Bearing Deposits:
   Savings and NOW Accounts                   2,426,502    2,339,754    2,086,065    1,769,710    2,019,240
   Money Market Savings                       1,527,668    1,534,799    1,560,913    1,441,169      939,803
   CDs of $100 or more                          436,268      440,573      416,555      565,614      702,237
   Other                                      3,227,795    3,461,825    3,589,990    3,668,741    3,238,755
                                            ---------------------------------------------------------------
  Total Deposits                              9,670,097    9,774,732    9,452,595    9,021,759    8,408,254
  Short-term Borrowings                         964,850      641,836      529,528      591,602      732,910
  Long-term Borrowings                          447,254      272,041      284,333      290,724      236,745
  Accrued Expenses and Other Liabilities        252,297      229,545      248,286      210,575      216,084
  Redeemable Preferred Stock                          -            -            -            -            -
  Shareholders' Equity                        1,097,963    1,121,314    1,010,667      900,665      832,281
                                            ---------------------------------------------------------------
Total Liabilities and Shareholders' Equity  $12,432,461  $12,039,468  $11,525,409  $11,015,325  $10,426,274
                                            ===============================================================


Other Significant Data:
  Book Value Per Share at Year End***            $11.01       $11.35       $10.76        $9.74        $8.90
  Average Common Shares
   Outstanding***                            94,850,595   98,497,435   96,958,290   94,601,491   94,270,362
  Shareholders of Record at
   Year End*                                     18,919       10,374        9,381        9,462       10,129
  Employees at Year End*                          8,634        6,611        6,315        6,137        6,001

Historically Reported Credit Quality Ratios:*
  Net Loan Charge-offs to Average Loans            0.05%        0.03%        0.07%        0.32%        0.64%
  Total Nonperforming Loans** & OREO to
   End of Period Loans & OREO                      0.80         0.86         1.14         1.49         1.41
  Allowance for Loan Losses to
   End of Period Loans                             1.75         1.74         1.76         1.55         1.44
  Allowance for Loan Losses to
   Total Nonperforming Loans**                      265          261          213          128          125
____________

*   Not restated for acquisitions accounted for as pooling of interests.
** Nonaccrual loans, restructured loans, and loans past due 90 days or more. *** Restated for 3 for 1 stock split.

                                       YIELD & COST ANALYSIS
                          (Tax equivalent basis) Years ended December 31

                                             1994       1993        1992        1991       1990
                                            ----------------------------------------------------
Average Rates Earned:
  Loans                                      7.84%      7.89%       8.68%      10.02%     10.76%
  Investment Securities - Taxable            5.24       5.51        7.14        8.29       8.59
  Investment Securities - Tax Exempt         6.86       7.91        9.02       10.27      10.59
  Trading Securities                         5.39       4.26        4.69        6.42       7.68
  Short-term Investments                     4.28       3.17        3.80        5.68       7.78

Average Rates Paid:
  Interest Bearing Deposits                  3.36%      3.50%       4.37%       6.03%      6.76%
  Short-term Borrowings                      4.11       2.81        3.32        5.42       7.76
  Long-term Borrowings                       6.83       8.49        9.30        9.55       9.51
  M&I Marshall & Ilsley Bank Average
    Prime Rate                               7.15       6.00        6.25        8.46      10.01

Summary Yield and Cost Analysis:
(As a % of Average Assets)
  Average Yield                              6.65%      6.70%       7.53%       8.72%      9.32%
  Average Cost                               2.62       2.60        3.28        4.62       5.24
  Net Interest Income                        4.03       4.10        4.25        4.10       4.08
  Provision for Loan Losses                  0.20       0.15        0.20        0.26       0.46
  Net Interest Income After
    Provision for Loan Losses                3.83       3.95        4.05        3.84       3.62
  Net Securities Gains (Losses)             (0.05)      0.07        0.08        0.05       0.02
  Other Income                               2.95       3.02        2.77        2.47       2.18
  Other Expense                              5.30       4.74        4.74        4.46       4.23
  Income Before Income Taxes                 1.43       2.30        2.16        1.90       1.59
  Provision for Income Taxes                 0.67       0.88        0.80        0.72       0.63
  Income Before Cumulative
    Effect of Accounting Changes
    and Extraordinary Items                  0.76%      1.42%       1.36%       1.18%      0.96%
                                            ====================================================
  Net Income                                 0.85%      1.42%       1.28%       1.18%      0.96%
                                            ====================================================

Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations


In 1994, Marshall & Ilsley Corporation reported consolidated net income of $105.9 million compared to $171.4 in 1993, a decline of $65.5 million. Fully diluted net income per share in 1994 amounted to $1.04 compared to $1.60 per share for 1993. The return on average assets and average shareholders' equity was 0.85% and 9.65%, respectively, for the year ended December 31, 1994 and 1.42% and 15.29%, respectively, for the prior year. During the second quarter of 1994 the Corporation recorded a one-time merger/restructuring charge and an increase in loan loss provisions associated with the May 31, 1994 acquisition of Valley Bancorporation (Valley). In addition, security losses and other miscellaneous charges were taken at that time.

The following table summarizes the unusual items reported in the second quarter of 1994 adjusted for merger related gains realized in the third and fourth quarter of 1994 and its impact on net income.

                                 After-tax
                                   Gain           Fully Diluted
                                 (Charge)      Per Share Increase
                               ($ Millions)        (Decrease)
                               ____________    __________________

Income from Operations            $169.9            $1.65

  Recognition of $75.2 million
    merger/restructuring charge    (58.9)            (.56)

  Additional loan loss provisions
    of $8.9 million                 (5.8)            (.06)

  Other miscellaneous charges
    of $8.5 million                 (6.2)            (.06)

  Securities losses of
    $7.3 million                    (4.6)            (.04)

  Net extraordinary gain of
    $20.6 million                   11.5              .11
                                  ______            _____

Reported Net Income               $105.9            $1.04
                                  ======            =====

Net income for 1994 before unusual items was $169.9 million and fully diluted, net income per share was $1.65. The return on average assets and shareholders' equity was 1.37% and 14.94%, respectively. The decline in income from operations of $1.5 million in 1994 compared to the prior year was due to lower noninterest income and normal expense growth offset by higher net interest income and the merger/restructuring cost savings achieved during 1994.

The $75.2 million merger/restructuring charge was the result of the acquisition of Valley and reflected the costs associated with executive contracts and the reduction in workforce, the write-off of duplicate computer and software costs, system conversion costs, professional fees and other net costs associated with the merger. See Note 3 to the Consolidated Financial Statements for a more detailed discussion of merger/restructuring charges. As part of the merger/restructuring process the Corporation merged 15 bank charters and 4 financial service affiliates into other M&I affiliates which were providing similar services. The Corporation also closed 49 branch locations which included 19 required branch divestitures. These activities resulted in a reduction of approximately 1,000 employees and lower operating expenses. At the time the merger was announced, it was anticipated that the estimated annual cost savings to be achieved by the combined companies beginning in 1995 was approximately $36 million. While no assurances can be given, management now expects that the cost savings will meet or exceed the original estimate. Management estimates that in excess of 60% of the annual cost savings was achieved during 1994.

The additional loan loss provision of $8.9 million was recorded at the time of the merger to conform Valley's loan valuation policies with those of the Corporation.

The securities losses of $7.3 million were realized in the second quarter of 1994 to reposition our balance sheet in light of current interest rates. Approximately $568 million of securities with a remaining average maturity of one year were sold. The proceeds were reinvested in higher yielding securities with an average maturity of less than two years. The securities sold were classified as available for sale, therefore, the resulting realized loss had no impact on shareholders' equity.

The other miscellaneous charge of $8.5 million included goodwill asset adjustments, other real estate write-downs and other accrual adjustments such as professional fees not resulting from the merger/restructuring.

The Corporation also realized extraordinary gains of $22.1 million resulting from certain required branch divestitures with deposits of $267 million. The Corporation also prepaid $53 million of Valley's long-term debt. The prepayment premium amounted to $1.5 million and is included in the net extraordinary gain for 1994.

Operating earnings amounted to $171.4 million in 1993 compared to $156.4 million in 1992, an increase of $15.0 million or 9.6%. The increase was due to higher net interest income, a lower loan loss provision and higher noninterest related revenue.

During 1992, the Corporation adopted two new accounting standards which required the recognition of unrecorded postretirement benefits and that current enacted tax rates be used in determining deferred taxes. The cumulative effect of the adoption of these accounting standards amounted to an after-tax charge of $9.1 million or $.08 per share on a fully diluted basis.


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
____________________________________________

Excluding the previously noted additional provision for certain Valley banks of $8.9 million, the provision for loan losses amounted to $16.0 million in 1994 compared to $18.0 million in 1993 and $23.5 million in 1992. The adjusted 1994 provision level reflects the relatively stable trend in nonperforming assets since year-end 1993 and a decline in net charge-offs.

Nonperforming assets at December 31, 1994 were $70.1 million compared to $69.3 million reported at December 31, 1993. Nonaccrual loans, the largest component of nonperforming assets, were up slightly when compared to December 31, 1993 and loans past due 90 days or more increased $1.2 million. The chart on the next page shows that the categories of nonaccrual loans did not change significantly in 1994 when compared to the prior year. At December 31, 1994, other real estate owned, which is down slightly from the prior year, includes $2.3 million of closed branch facilities.

Net charge-offs in 1994 amounted to $4.5 million or .05% of average loans compared to $9.4 million or .11% for the prior year and .12% for 1992.

The allowance for loan losses amounted to $154.0 million or 1.75% of total loans at December 31, 1994 compared to $133.6 million or 1.55% of total loans at December 31, 1993. The coverage of the allowance for loan losses to nonperforming loans increased from 237% at December 31, 1993 to 265% at the end of the current year. The special second quarter charge contributed to the increased coverage ratio.

Since the third quarter of 1994, nonperforming assets declined $6.8 million or 8.9%. Nonaccrual loans decreased $9.2 million or 17.1%, while other real estate owned increased $2.4 million. Net charge-offs in the fourth quarter amounted to $2.8 million and was $2.3 million higher than the third quarter of 1994.

CREDIT QUALITY December 31,
($ 000's)

Consolidated Credit Quality Information
_______________________________________

                     Nonperforming Assets by Type

                           1994     1993     1992     1991     1990
                        _______  _______  _______  _______  _______
Loans:
  Nonaccrual            $44,766  $44,186  $52,811  $78,887  $66,539
  Renegotiated            4,172    4,263    6,325    8,026    8,461
  Past Due 90
    Days or More          9,093    7,906    7,097    9,330    5,963
                        _______  _______  _______  _______  _______
Total Nonperforming
    Loans                58,031   56,355   66,233   96,243   80,963

Other Real Estate
 Owned (OREO)            12,114   12,928   19,286   18,510   16,223
                        _______  _______  _______  _______  _______
Total Nonperforming
   Assets               $70,145  $69,283  $85,519  $114,753  $97,186
                        =======  =======  =======  ========  =======
Allowance for
   Loan Losses         $153,961 $133,600 $123,805  $105,156  $94,145
                       ======== ======== ========  ========  =======

                         Net Loan Charge-offs

Loan Charge-offs        $12,561  $17,466  $22,344   $30,056  $43,563

Loan Recoveries          (8,015)  (8,060) (13,163)   (7,799)  (7,410)
                        _______  _______  _______   _______  _______
Total Net Loan
   Charge-offs           $4,546  $ 9,406  $ 9,181   $22,257  $36,153
                        =======  =======  =======   =======  =======


                        Consolidated Statistics

Net Charge-offs to
  Average Loans             .05%     .11%     .12%     .30%     .52%

Total Nonperforming Loans
 to Total Loans             .66      .65      .83     1.29     1.14

Total Nonperforming Assets
 to Total Loans and Other
 Real Estate Owned          .80      .80     1.07     1.53     1.37

Allowance for Loan Losses
 to Total Loans            1.75     1.55     1.55     1.41     1.33

Allowance for Loan Losses
 to Nonperforming Loans     265      237      187      109      116

Major Categories of Nonaccrual Loans
____________________________________


                               1994                         1993
                   _________________________________________________________
                               % of                         % of
                               Loan     % of                Loan     % of
                    Nonaccrual Type  Nonaccrual  Nonaccrual Type  Nonaccrual
                   ________________  __________  _______________  __________


Commercial

Commercial            $ 8,372    .3%    18.7%      $10,055    .4%    22.8%
Lease Financing
  Receivables           1,601    .6      3.6         2,868    1.1      6.5
                      _______ _____  _______       _______ ______  _______

Total Commercial        9,973    .3     22.3        12,923     .5     29.3

Real Estate
Construction and
  Land Development        902    .2      2.0           538     .2      1.2
Commercial Real
  Estate               19,706   1.0     44.0        18,433     .9     41.7
Residential Real
  Estate               11,453    .5     25.6         9,631     .4     21.8
                      _______ _____  _______       _______ ______  _______

Total Real Estate      32,061    .7     71.6        28,602     .6     64.7

Personal                2,732    .2      6.1         2,661     .2      6.0
                      _______ ______ ________      _______ _______ ________

Total                 $44,766    .5%   100.0%      $44,186     .5%   100.0%
                      ======= ====== ========      ======= ======= ========

INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS
________________________________________________________________

The table below presents a summary of the major elements of the income statement for 1994, 1993, and 1992. Each of the elements is stated as a percent of average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE).


                             1994    1993   1992
                            _______________________

Interest Income             6.65%   6.70%    7.53%

Interest Expense           (2.62)  (2.60)   (3.28)
                           ______  ______  ______


Net Interest Income         4.03    4.10     4.25

Provision for Loan Losses   (.20)   (.15)    (.20)

Net Securities
  Gains (Losses)            (.05)    .07      .08

Other Income                2.95    3.02     2.77

Other Expense              (4.69)  (4.74)   (4.74)

Merger/Restructuring        (.61)     --       --
                           ______  ______  ______

Income Before Income Taxes  1.43    2.30     2.16

Income Taxes                (.67)   (.88)    (.80)
                           ______  ______  ______
Income before Cumulative
 effect of Accounting
 Changes and Net
 Extraordinary Credits       .76%   1.42%    1.36%

Net Income                   .85%   1.42%    1.28%
                           ======  ======   ======


NET INTEREST INCOME
___________________

Net interest income was $491.2 million in 1994, an increase of $10.9 million or 2.3% from $480.3 million earned in 1993. The benefit of the increase in average earning assets was partially offset by the slight decline in the average earning asset yield and increased volume of higher cost short-term and long-term borrowings fueled in part by the decline in average deposits.

Average earning assets amounted to $11.4 billion for 1994 compared to $11.0 billion in the prior year, an increase of 3.4%. Long-term taxable securities declined $119.9 million or 5.4% from $2.24 billion reported for 1993. Tax exempt long-term investments declined 12.3% in 1994. Short-term investments were up slightly in 1994 and amounted to $201.2 million. The decline in total investment securities was primarily due to the funding of loan growth.

The growth and composition of the Corporation's average loan portfolio for the last two years is as follows (amounts in thousands):
                                                        Annual
                               1994         1993        Growth
                            __________   __________     ______

Commercial Loans            $2,680,735   $2,572,967       4.2%

Real Estate Loans
  Construction                 262,707      277,902      (5.5)
  Commercial Mortgages       2,098,590    1,825,532      15.0
  Residential Mortgages      2,211,199    2,145,536       3.1
                            __________   __________     ______
Total Real Estate Loans      4,572,496    4,248,970       7.6

Personal Loans
  Personal Loans               936,731      901,036       4.0
  Student Loans                264,400      208,665      26.7
                            __________   __________     ______
Total Personal Loans         1,201,131    1,109,701       8.2

Leasing Financing
   Receivables                 256,344      248,654       3.1
                            __________   __________     ______
Total Consolidated
   Average Loans            $8,710,706   $8,180,292       6.5%
                            ==========   ==========     ======

Total real estate loans provided $323.5 million or 61% of the total average loan growth in 1994, of which, commercial real estate loans accounted for $273.1 million of the increase. All other categories of loans also increased over the prior year. Commercial loans increased $107.8 million and personal loans increased $91.4 million. Student loan growth provided more than half of the growth in personal loans in 1994.

The composition of the Corporation's average deposits for the last two years is as follows (amounts in thousands):
                                               Annual
                        1994         1993      Growth
                     __________   __________  ________
Noninterest Bearing
  Commercial         $1,302,692   $1,252,074      4.0%
  Personal              428,697      404,831      5.9
  Other                 320,475      340,876     (6.0)
                     __________   __________    ______

Total Noninterest
 Bearing Deposits     2,051,864    1,997,781      2.7

Interest Bearing
  Savings & NOW       2,426,502    2,339,754      3.7
  Money Market        1,527,668    1,534,799      (.5)
  Other CDs &
    Time Deposits     3,227,795    3,461,825     (6.8)
  CDs Greater
    than $100,000       436,268      440,573     (1.0)
                     __________   __________    ______
Total Interest
 Bearing Deposits     7,618,233    7,776,951     (2.0)
                     __________   __________    ______
Total Consolidated
 Average Deposits    $9,670,097   $9,774,732    (1.1%)
                     ==========   ==========    ======

During 1994, the Corporation experienced a shift in its deposit mix. Noninterest bearing deposit accounts increased $54.1 million or 2.7%, however, the increase did not offset the decline in interest bearing deposits, which declined $158.7 million in 1994. Our core interest bearing deposits increased $79.6 million while certificates of deposit and other time deposits declined $238.3 million.

Average loans and deposits were affected by the branch divestitures that occurred in 1994. During the later part of 1994, $199.5 million of loans and $300.7 of deposits were sold. These transactions will have a more significant impact on the change in average balances in 1995 when compared to 1994.

The net interest margin as a percentage of average earning assets declined from 4.48% for the year ended December 31, 1993 to 4.40% in the current year. The average yield on our interest earning assets was 7.27%, a decline of 6 basis points from 1993. Loan yields declined 5 basis points while our total investment securities yield declined 40 basis points due to the maturity of higher yielding securities. The total cost of our interest bearing liabilities remained relatively unchanged. The cost of our core interest bearing deposit accounts declined from 2.38% in 1993 to 2.30% in the current year while other time deposit rates declined from 4.61% in 1993 to 4.51% in 1994. While the drop in the cost of deposits helped the net interest margin, the lack of deposit growth caused short-term borrowings to increase $323.0 million. The cost of short-term borrowings increased from 2.81% in 1993 to 4.11% in 1994, an increase of 130 basis points. During the second quarter of 1994, the Corporation's banking subsidiaries began offering Bank Notes. The Bank Notes provide an additional funding source along with those traditionally available to our banking affiliates. As of December 31, 1994, total Bank Notes outstanding amounted to $308.6 million. These notes were issued for a two-year term and have floating interest rates. The average cost for this source of funding was 5.21%. Management has also developed new products such as a money market index account to attract new deposits and has put into place a nationally marketed brokered CD program. The lack of deposit growth to fund earning asset growth in the future may continue to put pressure on the margins.

During the third quarter of 1994, the Corporation prepaid $53 million of Valley's long-term debt consisting of Series A 9.86% and Series B 9.97% senior unsecured notes. The debt was refinanced with the Corporation's medium-term notes which had an average cost of 7.46% in 1994.

In April 1993, the Corporation's Board of Directors approved a common share repurchase program. Since the announcement, the Corporation has cumulatively repurchased 9.8 million common shares at an aggregate cost of approximately $216.5 million through December 31, 1994. The estimated impact of the program in 1994 compared to 1993 was to increase interest expense by approximately $7.5 million.

Net interest income was $480.3 million in 1993, an increase of $7.7 million or 1.6% from that earned in 1992. The improvement was primarily due to an increase in earning assets and a favorable shift in the asset and funding mix.

Average earning assets increased $462.3 million or 4.4% in 1993 compared to the prior year. The growth in average loans of $486.2 million was the primary contributor to average earning asset growth. Total average noninterest bearing deposit accounts increased $198.7 million or 11% and amounted to $2.0 billion
at December 31, 1993.   Core interest bearing deposit accounts amounted to $3.9
billion at December 31, 1993, an increase of $227.6 million or 6.2%, while higher cost time deposit accounts decreased $104.1 million in 1993 compared to the prior year.

The net interest margin as a percent of average earning assets declined from 4.65% for the year ended December 31, 1992 to 4.48% in 1993. The average yield on our earning assets was 7.33%, a decline of 91 basis points while the average cost of interest-bearing liabilities declined 87 basis points and amounted to 3.60%.

The table below shows the composition of net interest income on a FTE basis:

ANALYSIS OF NET INTEREST INCOME
($ 000's)

                                 1994                          1993
                    ______________________________ ____________________________
                                          Average                     Average
                      Average             Yield or  Average           Yield or
                      Balance    Interest   Cost    Balance    Interest  Cost
                    ______________________________ ____________________________

Average Assets

Loans                $8,710,706  $683,265  7.84%   $8,180,292  $645,434  7.89%

Investment Securities:
   Taxable            2,116,856   110,894  5.24     2,236,805   123,207  5.51
   Tax Exempt           351,026    24,065  6.86       400,135    31,650  7.91

Interest bearing
 deposits in
 other banks             93,504     3,752  4.01        98,220     2,915  2.97

Funds sold and
 security resale
 agreements              91,090     4,147  4.55        40,401     1,224  3.03

Trading securities        4,528       244  5.39         4,860       207  4.26

Other short-term
 investments             12,059       517  4.29        41,522     1,574  3.79
                     __________  ________  _____   __________  ________  _____


Total interest
 earning assets      11,379,769   826,884  7.27%   11,002,235   806,211  7.33%


Cash and demand
 deposits due
 from banks             613,053                       616,761

Premises and
 equipment, net         289,300                       281,952

Other assets            295,256                       268,492

Allowance for
 loan losses           (144,917)                     (129,972)
                    ___________                   ___________

Total Assets        $12,432,461                   $12,039,468
                    ===========                   ===========

($ 000's)
                                 1994                          1993
                    ______________________________ ____________________________
                                          Average                     Average
                      Average             Yield or  Average           Yield or
                      Balance    Interest   Cost    Balance    Interest  Cost
                    ______________________________ ____________________________

Average Liabilities and Shareholders' Equity

Savings and interest
 bearing demand
 deposits           $3,954,170   $ 90,788  2.30%   $3,874,553  $ 92,074  2.38%

Other time deposits  3,664,063    165,073  4.51     3,902,398   180,026  4.61

Short-term
 borrowings            964,850     39,681  4.11       641,836    18,010  2.81

Long-term
 borrowings            447,254     30,537  6.83       272,041    23,088  8.49
                    __________   ________  _____  __________   ________  _____
Total interest
 bearing
 liabilities         9,030,337    326,079  3.61%    8,690,828   313,198  3.60%

Noninterest bearing
 deposits            2,051,864                      1,997,781

Other liabilities      252,297                        229,545

Shareholders' equity  1,097,963                     1,121,314
                    __________                    ___________
Total Liabilities
 and Shareholders'
 Equity             $12,432,461                   $12,039,468
                    ==========                    ===========

($ 000's)
                                 1994                          1993
                    ______________________________ ____________________________
                                          Average                     Average
                      Average             Yield or  Average           Yield or
                      Balance    Interest   Cost    Balance    Interest  Cost
                    ______________________________ ____________________________

Net interest margin
 (FTE) as a percent
 of earning assets                500,805  4.40%                493,013  4.48%
                                          =====                         =====

Fully taxable
 equivalent
 adjustment                        (9,578)                      (12,734)
                                 ________                      ________

Net Interest Income              $491,227                      $480,279
                                 ========                      ========

OTHER INCOME
____________

Total other income was $361.5 million for the year ended December 31, 1994, a decline of $10.4 million when compared to $371.9 million earned in the prior year. Fees from data processing services increased $24.4 million or 18.1% when compared to 1993. This increase was primarily due to processing fees. Trust fees declined $1.5 million or 2.5% in 1994 and amounted to $59.7 million. The primary revenue basis for trust services is based upon market value of assets under management. Revenue from these services has decreased due to the general decline in market values, increased price competition and a slight reduction in assets under management. Other customer service fees amounted to $117.1 million for the year ended December 31, 1994 compared to $124.5 a year ago, a decline of $7.4 million or 6.0%. Service charge on deposit accounts declined $3.1 million or 5.5%, while fees on loans declined $2.3 million or 10.8% in 1994.
The decline in service charge on deposit accounts was primarily due to the higher interest rate environment in 1994 causing higher earnings credit to be given on commercial deposit accounts. Other miscellaneous income amounted to $31.0 million, a decline of $11.8 million or 27.6% when compared to $42.8 million earned in 1993. The decline in revenue from the origination and sale of mortgage loans to the secondary market, as was seen throughout all of 1994, accounted for a majority of the decrease in fees on loans and other miscellaneous income. As part of the merger/restructuring that occurred during 1994, the Corporation also sold one insurance agency and other insurance lines of business. These sales resulted in lower commission revenue, which is a component of miscellaneous income. The sale of other real estate owned not associated with merger/restructuring activities resulted in an increase in net gains of approximately $1.0 million in 1994 compared to 1993.

Securities losses in 1994 amounted to $5.8 million compared to a net gain of $8.3 million in 1993. Excluding the securities losses taken in the second quarter of $7.3 million, net securities gains amounted to $1.5 million in 1994. Capital Markets Group realized net gains of $2.0 million in 1994 compared to $3.3 million in 1993. The Corporation also sold certain equity securities and realized a gain of $0.9 million in 1994 and $4.2 million in 1993.

Other income amounted to $371.9 million in 1993, a $43.5 million or 13.3% increase from $328.4 million reported in 1992. Data processing revenue increased $23.0 million. Processing and software related revenue contributed to the increase. Trust services revenue increased $3.2 million in 1993 compared to the prior year. Other customer service revenue increased $10.3 million in 1993 and amounted to $124.5 million for the year ended December 31, 1993. Increases in fees charged on commercial deposit accounts, increased brokerage commissions, and higher loan fees all contributed to the revenue increase.
Other miscellaneous income which amounted to $42.8 million in 1993 compared to $34.9 million in 1992, was impacted by the mortgage refinancing activity which increased in 1993. Income from the sale of 15 and 30 year mortgages acquired and sold in the secondary market increased $6.8 million in 1993 compared to 1992.

OTHER EXPENSE
_____________

Total other expense amounted to $660.0 million compared to $569.6 million in 1993. As noted earlier, several one-time charges were recorded in the second quarter. The merger/restructuring charge of $75.2 million reflected the costs associated with executive contracts and a reduction in work force, the write-off of duplicate computer and software costs, system conversion costs and losses associated with the elimination of facility leases and equipment. Also taken at that time, were other miscellaneous charges of $8.5 million which represented goodwill and other real estate write-downs and other accrual related adjustments.

Total other expense, excluding the above noted unusual expense items, amounted to $576.3 million, an increase of $6.7 million or 1.2% when compared to the prior year. This nominal expense growth is attributable to the cost savings achieved by the Corporation in 1994 due to the merger. Salary and benefits expense amounted to $323.9 million compared to $320.7 million, an increase of $3.2 million or 1.0%. This slight increase primarily reflects the cost savings associated with the elimination of duplicate job functions that occurred since the May 31 Valley merger. Total salaries and benefit expense for the first quarter of 1994 amounted to $84.2 million while the fourth quarter of 1994 amounted to $77.4 million.

Total net occupancy expense increased $.2 million in 1994 compared to the prior year. The sale of branch facilities during the second half of the year resulted in almost no growth in this expense category. Total equipment expense amounted to $59.6 million for the year ended December 31, 1994 compared to $57.9 million in the prior year, and increase of 2.9%. The increased cost associated with the need for more computer capacity, data storage devices and other data processing equipment by M&I Data Services (DSI), our data processing company, did not totally offset the cost savings associated with the merger. In the fourth quarter of 1994, M&I Data Services opened a second computer facility. The increased cost of this site will be fully reflected in 1995. Processing, supplies and printing expenses were not affected by the merger and were higher in 1994 compared to the prior year due primarily to increased business by DSI. Professional services expense increased in 1994 compared to the prior year due to a $1.1 million accrual adjustment recognized in the second quarter of 1994.

As noted in the past, M&I Data Services has been a large contributor to the Corporation's overall expense growth. As part of the Valley merger, Valley's data processing and operations subsidiary which performed data processing and operational functions for their affiliated companies only, was merged into DSI. While DSI continues to grow and expand, the merger efficiencies have resulted in DSI's expense growth in 1994 to be slower than historically reported.

Other miscellaneous expense amounted to $96.1 million in 1994 compared to $88.9 million in 1993 and included goodwill and other real estate write-downs of $5.3 million taken in the second quarter of 1994. Software expense increased $1.1 million or 13.9% in 1994 compared to the prior year, while postage and delivery expense increased from $12 million in 1993 to $13.3 million in the current year.

Total other expense amounted to $569.6 million in 1993 compared to $545.6 million in 1992, an increase of $24.0 million or 4.4%. Salaries and benefits expense, the largest contributor to other expense, increased $21.2 million in 1993 compared to the prior year.

Our data processing subsidiary continued to be the major factor in the increase. Increased employment which included the purchase of a data center in the Southeast contributed to higher salaries and benefit expense. Equipment expense which increased 8.3% in 1993 compared to 1992 and higher processing expense are also attributable to DSI. An increase in DSI's customer base caused a need for more computer capacity and other related equipment. The outsourcing of certain record retention functions caused processing expense to increase.

Professional fees increased $1.0 million in 1993 compared to the prior year and reflects the costs associated with complying with additional governmental and accounting regulations.

Other miscellaneous expense amounted to $88.9 in 1993 compared to $95.7 million in 1992. During 1993, the amount of expense capitalized for software development and conversions, net of amortization, exceeded the amount recorded in 1992 by approximately $8.0 million. Of the net increase, $4.9 million related to costs associated with conversions of new customers to our data processing systems while $3.1 million related to increased software development work.


INCOME TAX PROVISION
____________________

The provision for income taxes was $73.4 million in 1994 compared to $93.2 million in 1993 and $75.4 million in 1992. The decrease in 1994 when compared to the prior year was due to lower pretax income, offset somewhat by an increase in nondeductible expenses due to the merger/restructuring and a decline in tax exempt income. The provision for income taxes in 1993 compared to the prior year was higher due to higher pretax earnings, a decline in tax exempt income and the increase in the Federal income tax rate from 34% in 1992 to 35% in 1993.

ASSET/LIABILITY MANAGEMENT
__________________________

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

The Corporation combines the active management of the balance sheet position over interest rate cycles to confine interest rate risk within prudent parameters. Financial derivative instruments are used on a limited basis and are generally straightforward and involve little complexity. We position the balance sheet in a manner which will match asset and liability repricing schedules to insulate our net interest margin from cyclical swings in interest rates, while consciously matching or mismatching discretionary asset and liability repricing schedules to take advantage of interest rate swings over short periods of time.

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

A portion of demand deposits are considered rate sensitive under the following assumptions. A core amount of demand deposits is calculated at the beginning of each year. This core number is the average of the previous six months actual and upcoming twelve months forecasted balances. The core balance is considered nonrate sensitive and classified as a nonrate sensitive liability in the "1 year +" time frame. Actual demand deposit balances are compared to the core balance monthly. The difference, positive or negative, is considered rate sensitive and classified as a rate sensitive liability. At December 31, 1994, $285 million of demand deposits were classified as rate sensitive in the "1-30 Days" time frame. In addition, a percentage of various interest-bearing accounts are classified (rate sensitive or nonrate sensitive) according to assumptions which approximate the extent to which the rates on these accounts are expected to increase (decrease) relative to a change in the general level of interest rates.

ASSET/LIABILITY MANAGEMENT
__________________________
($ in millions)

                    1-30    31-90   91-180 181-364              1
                    Days    Days     Days    Days   Subtotal  Year +  Total
_____________________________________________________________________________

Loans               $3,026  $  679  $  588 $  952   $5,245    $3,394  $8,639
Securities              17     131     203    319      670     1,625   2,295
Other Interest
 Bearing Assets        346      --      --     --      346        --     346
Other Assets            --      --      --     --       --     1,333   1,333
_____________________________________________________________________________
  Total Assets      $3,389  $  810  $  791 $1,271   $6,261    $6,352 $12,613


Rate Sensitive
 Liabilities        $3,719  $  452  $  605 $  940   $5,716    $3,634  $9,350
Nonrate Sensitive
 Liabilities            --      --      --     --       --     3,263   3,263
_____________________________________________________________________________
  Total Liabilities
    & Equity        $3,719  $  452  $  605 $  940   $5,716    $6,897 $12,613


Gap                   (330)    358     186    331               (545)
Cumulative Gap        (330)     28     214    545
Cumulative Gap as a
 % of Total Assets   -2.62%   0.22%   1.70%  4.32%

CAPITAL RESOURCES
_________________

Shareholders' equity was $1.06 billion at December 31, 1994 compared to $1.11 billion at December 31, 1993. This decrease was partially due to the repurchase of treasury shares which amounted to $99.3 million in 1994. The impact of the adoption of FAS 115 on January 1, 1994 and change in the interest rate environment throughout 1994 also resulted in a decrease in shareholders' equity of $34.1 million at December 31, 1994.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the defined minimum regulatory ratios. At December 31, 1994, the Corporation had a total risk-based capital ratio of 13.62% and a 11.15% core capital to risk-based asset ratio. Selected leverage capital ratios must also be maintained. The Corporation's leverage ratio at December 31, 1994 was substantially in excess of the minimum 3% to 5% guidelines.

The Corporation's subsidiaries, primarily its banking subsidiaries, are restricted by regulations from making dividend distributions above prescribed amounts. In addition, banking subsidiaries are limited in making loans and advances to the Corporation. At December 31, 1994 approximately $165.2 million and $93.3 million were available for distribution without regulatory approval from the Corporation's banking and nonbanking subsidiaries, respectively.

Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy.

In May of 1994, $16.4 million of 8.5% convertible subordinated notes were converted into 1,870,057 shares of common stock. As provided for in the note agreement, the noteholder, subsequent to conversion, exchanged the common shares acquired by conversion of the debt for 163,630 shares of Series A preferred stock.

The Corporation has a Stock Repurchase Program which was approved by the Corporation's Board of Directors in April, 1993 and reaffirmed in October, 1994. In October 1994, the Board of Directors also authorized an increase in the number of shares to be repurchased through 1995 from 9.0 million shares to 15.1 million shares. The shares are being acquired in anticipation of the remaining conversion of the Corporation's 8.5% convertible subordinated notes, to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. During 1994 the Corporation purchased 4.8 million shares and has cumulatively purchased 9.8 million shares since inception of the program.

It is anticipated that the Corporation will register additional debt securities with the Securities and Exchange Commission in the near future in order to maintain ready access to funding sources for general corporate purposes which include, but are not limited to, refinancing existing Corporate debt as it matures, and other corporate needs.

Item 8. Consolidated Financial Statements and Supplementary Data For Years Ended December 31, 1994, 1993, and 1992

                         MARSHALL & ILSLEY CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

               FOR YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

Consolidated Balance Sheets
December 31 ($000's except share data)

                                                 1994         1993
                                            ----------   ----------
Assets
------
Cash and Cash Equivalents:
  Cash and Due from Banks                  $   685,919   $  667,114
  Funds Sold and Security
    Resale Agreements                          205,248       49,336
  Money Market Funds                            76,724       68,184
                                            ----------   ----------
Total Cash and Cash Equivalents                967,891      784,634

Trading Securities, at Market Value             20,361        2,852

Other Short-term Investments, at Cost which
  Approximates Market Value                     43,519       50,121

Investment Securities Available for Sale, at
  Market Value in 1994, Amortized cost in 1993,
   (Market Value $2,261,117 in 1993)         1,865,147    2,237,158

Investment Securities Held to Maturity,
  Market Value $419,521 ($341,877 in 1993)     429,456      335,400

Loans, Net of Unearned Income of $39,569
  ($41,094 in 1993)                          8,792,492    8,617,372
Less:  Allowance for Loan Losses               153,961      133,600
                                            ----------   ----------
Net Loans                                    8,638,531    8,483,772

Premises and Equipment                         286,435      299,801
Accrued Interest and Other Assets              361,609      292,199
                                          ------------  -----------
Total Assets                               $12,612,949  $12,485,937
                                          ============  ===========

Consolidated Balance Sheets
December 31 ($000's except share data) - continued

                                                 1994         1993
                                             ----------   ----------
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest Bearing                      $ 2,199,016  $ 2,290,233
  Interest Bearing                           7,300,064    7,881,576
                                            ----------   ----------
Total Deposits                               9,499,080   10,171,809

Short-term Borrowings                        1,111,142      716,716
Accrued Expenses and Other Liabilities         287,654      248,481
Long-term Borrowings                           653,777      234,418
                                            ----------   ----------
Total Liabilities                           11,551,653   11,371,424

Shareholders' Equity:
  Series A Convertible Preferred Stock,
    $1.00 par value, 3,000,000 Shares Authorized,
    (500,000 in 1993) 348,944 Shares Issued
    (185,314 in 1993); Liquidation Preference
     $34,894 ($18,531 in 1993)                     349          185
  Common Stock, $1.00 par value, 160,000,000 Shares
    Authorized, 99,494,335 Shares Issued
    (102,073,005 in 1993)                       99,494      102,073
  Additional Paid-in Capital                   194,697      238,130
  Retained Earnings                            945,469      897,123

  Less:  Treasury Stock, at Cost, 6,964,920
         Shares (5,821,786 in 1993)            143,438      121,106
         Deferred Compensation                   1,203        1,892
         Net Unrealized Securities Losses
          Net of Tax                            34,072          --
                                            ----------   ----------
Total Shareholders' Equity                   1,061,296    1,114,513
                                           -----------  -----------
Total Liabilities and Shareholders' Equity $12,612,949  $12,485,937
                                           ===========  ===========


The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income
Years ended December 31 ($000's except share data)

Interest Income                                 1994        1993        1992
---------------                            ---------    --------    --------
Loans                                      $ 681,085    $643,679    $665,634
Investment Securities:
  Taxable                                    110,894     123,207     139,302
  Exempt from Federal Income Taxes            16,693      20,692      31,946
Trading Securities                               218         186         260
Other Short-term Investments                   8,416       5,713      13,897
                                           ---------    --------    --------
Total Interest Income                        817,306     793,477     851,039

Interest Expense
----------------
Deposits                                     255,861     272,100     334,443
Short-term Borrowings                         39,681      18,010      17,606
Long-term Borrowings                          30,537      23,088      26,439
                                           ---------    --------    --------
Total Interest Expense                       326,079     313,198     378,488
                                           ---------    --------    --------
Net Interest Income                          491,227     480,279     472,551
Provision for Loan Losses                     24,907      18,034      23,546
                                           ---------    --------    --------
Net Interest Income After Provision for
  Loan Losses                                466,320     462,245     449,005

Other Income
------------
Data Processing Services                     159,418     135,041     112,056
Trust Services                                59,720      61,226      58,050
Other Customer Services                      117,089     124,505     114,164
Net Securities Gains (Losses)                 (5,752)      8,334       9,207
Other                                         31,006      42,820      34,934
                                           ---------    --------    --------
Total Other Income                           361,481     371,926     328,411

Other Expense
-------------
Salaries and Employee Benefits               323,904     320,717     299,540
Net Occupancy                                 36,579      36,389      35,415
Equipment                                     59,569      57,863      53,438
Payments to Regulatory Agencies               23,359      23,142      22,595
Processing Charges                            18,293      17,379      15,079
Supplies and Printing                         14,416      13,169      12,841
Professional Services                         12,504      12,036      11,034
Merger/Restructuring                          75,228          --          --
Other                                         96,146      88,892      95,682
                                           ---------    --------    --------
Total Other Expense                          659,998     569,587     545,624
                                           ---------    --------    --------

Consolidated Statements of Income
Years ended December 31 ($000's except share data) - continued

                                               1994        1993        1992
                                           ---------    --------    --------
Income Before Income Taxes,
  Extraordinary Items, and
  Cumulative Effect of Changes
  in Accounting Principles                   167,803     264,584     231,792

Provision for Income Taxes                    73,405      93,190      75,391
                                           ---------    --------    --------
Income Before Extraordinary Items
  and Cumulative Effect of Changes
  in Accounting Principles                    94,398     171,394     156,401

Extraordinary Items, Net of Income Taxes      11,542          --          --

Cumulative Effect of Changes in
  Accounting Principles, Net of Income Taxes      --          --      (9,134)

                                          ----------    --------    --------
Net Income                                $  105,940    $171,394    $147,267
                                          ==========    ========    ========
Net Income Per Common Share
---------------------------
Primary:

Income Before Extraordinary Items
   and Cumulative Effect of Changes
   in Accounting Principles                $    0.95    $   1.67    $   1.55

Extraordinary Items                             0.12          --          --

Cumulative Effect of Changes in
   Accounting Principles                          --          --        (.09)
                                           ---------    --------    --------
Net Income                                 $    1.07    $   1.67    $   1.46
                                           =========    ========    ========
Fully Diluted:

Income Before Extraordinary Items
   and Cumulative Effect of Changes
   in Accounting Principles                $    0.93     $  1.60     $  1.48

Extraordinary Items                             0.11          --          --

Cumulative Effect of Changes in
   Accounting Principles                          --          --        (.08)
                                           ---------     -------      ------

Net Income                                 $    1.04      $ 1.60      $ 1.40
                                           =========     =======      ======

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31 ($000's)

                                         1994        1993        1992
                                   ----------  ----------  ----------
Cash Flows From Operating Activities
Net Income                         $  105,940  $  171,394  $  147,267
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating
  Activities:
  Depreciation and Amortization        71,957      57,058      41,377
  Provision for Loan Losses            24,907      18,034      23,546
  Gains on Sales of Assets            ( 2,434)    (21,487)    (19,307)
  Proceeds from Sales of Trading
   Securities and Loans Held for
    Resale                          3,657,575   3,192,622   3,330,463
  Purchases of Trading Securities and
   Loans Held for Resale           (3,547,732) (3,220,184) (3,394,249)
  Other                                (2,765)     (6,743)    (20,291)
                                   ----------  ----------  ----------
  Total Adjustments                   201,508      19,300     (38,461)
                                   ----------  ----------  ----------
  Net Cash Provided by Operating
   Activities                         307,448     190,694     108,806

Cash Flows From Investing Activities
  Net Decrease in Shorter
   Term Securities                      7,676      53,244      59,217
  Proceeds from Maturities of Longer
   Term Securities                    861,428   1,742,984   1,400,797
  Proceeds from Sales of Securities
   Available for Sale                 595,476      29,892      58,393
  Purchases of Longer Term
   Securities                      (1,254,651) (1,419,314) (1,843,079)
  Decrease in Loans
   Due to Divestitures                199,455          --          --
  Net Increase in Loans              (497,075)   (543,812)   (199,223)
  Purchases of Assets to be Leased    (88,826)    (94,187)    (95,964)
  Principal Payments on
   Lease Receivables                  113,976     105,352      96,062
  Purchases of Premises and Equipment,
   Net                                (28,995)    (65,731)    (48,039)
  Other                               (29,829)    (10,431)     37,482
                                   ----------  ----------  ----------
  Net Cash Used in Investing
   Activities                        (121,365)   (202,003)   (534,354)

Cash Flows From Financing Activities
  Decrease in Deposits
   Due to Divestitures               (300,736)         --          --
  Net Increase (Decrease)
   in Deposits                       (371,993)     33,124     201,431
  Proceeds from Issuance of
   Commercial Paper                 1,578,618   1,348,661     597,794
  Principal Payments on
   Commercial Paper                (1,604,384) (1,325,634)   (522,616)
  Net Increase (Decrease) in Other
   Short-term Borrowings              440,501      53,320     (62,085)
  Proceeds from Issuance of Long-term
   Debt                               497,560     116,959      53,121
  Payment of Long-term Debt           (96,299)    (63,718)   (103,300)
  Dividends Paid                      (57,575)    (54,435)    (48,060)
  Purchase of Common Stock           (101,887)   (114,686)        (99)
  Proceeds from the Issuance of
   Common Stock                        11,682      19,887      37,820
  Other                                 1,687        (630)        401
                                   ----------  ----------  ----------
  Net Cash Provided by (Used in) Financing
   Activities                          (2,826)     12,848     154,407
                                   ----------  ----------  ----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                          183,257       1,539    (271,141)
Cash and Cash Equivalents, Beginning
 of Year                              784,634     783,095   1,054,236
                                   ----------  ----------  ----------
Cash and Cash Equivalents,
 End of Year                       $  967,891  $  784,634  $  783,095
                                   ==========  ==========  ==========

Supplemental Cash Flow Information:
    Cash Paid During the Year for:
     Interest                      $  319,398  $  313,073  $  395,870
     Income Taxes                      91,797      88,398      84,948

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
($000's except share data)

                                                                 Additional              Treasury    Deferred
                                          Preferred      Common     Paid-in   Retained     Common     Compen-
                                              Stock       Stock     Capital   Earnings      Stock      sation
                                            -------    --------   ---------   --------   --------   ----------
Balance, December 31, 1991,
  as Previously Reported                      $ 185    $ 22,064    $ 92,583   $588,973   $ 26,195     $ 2,608
Adjustment to Retroactively Restate for
  1994 Business Combination Accounted for
  as a Pooling of Interests                      --       7,021     170,756     92,072         --          --
                                              -----     -------     -------    -------   --------     -------
Balance, December 31, 1991, Restated            185      29,085     263,339    681,045     26,195       2,608
Net Income                                       --          --          --    147,267         --          --
Transactions by Affiliates Prior to
  Combination                                    --          --          --    (16,426)        --          --
Issuance of 32,558 Common Shares on Conversion
  of Convertible Notes                           --          32         345         --         --          --
Issuance of 355,463 Common Shares Under
  Stock Option and Restricted Stock Plans        --          96       1,907         --     (7,589)         --
Acquisition of 5,148 Common Shares               --          --          --         --        192          --
Acquisition of Savings Associations              --         575      29,290         --         --          --
Dividends Declared on Preferred Stock -
  $5.08 Per Share                                --          --          --       (942)        --          --
Dividends Declared on Common Stock -
  $0.48 Per Share                                --          --          --    (30,692)        --          --
Net Change in Deferred Compensation              --          --          --         --         --         527
Other                                            --          --       2,571        (75)        --          --
                                              -----    --------    --------   --------   --------     -------
Balance, December 31, 1992                    $ 185    $ 29,788    $297,452   $780,177    $18,798      $3,135

Consolidated Statements of Shareholders' Equity
($000's except share data)

                                                                 Additional              Treasury    Deferred
                                          Preferred      Common     Paid-in   Retained     Common     Compen-
                                              Stock       Stock     Capital   Earnings      Stock      sation
                                            -------    --------   ---------   --------   --------   ----------
Balance, December 31, 1992                    $ 185    $ 29,788    $297,452   $780,177   $ 18,798     $ 3,135
Net Income                                       --          --          --    171,394         --          --
3 for 1 Stock Split Effected in the Form
  of a 200% Stock Dividend                       --      59,576     (59,576)        --         --          --
Transactions by Affiliates Prior to
  Combination                                    --      11,513     (11,513)   (19,014)        --          --
Issuance of 134,150 Common Shares on Conversion
  of Convertible Notes                           --         134         383         --         --          --
Issuance of 2,228,186 Common Shares Under
  Stock Option and Restricted Stock Plans        --       1,062       3,230         --    (15,582)         --
Acquisition of 5,053,317 Common Shares           --          --          --         --    117,890          --
Dividends Declared on Preferred Stock -
  $5.76 Per Share                                --          --          --     (1,067)        --          --
Dividends Declared on Common Stock -
  $0.54 Per Share                                --          --          --    (34,354)        --          --
Net Change in Deferred Compensation              --          --          --         --         --      (1,243)
Other                                            --          --       8,154        (13)        --          --
                                              -----    --------    --------  ---------   --------   ---------
Balance, December 31, 1993                    $ 185    $102,073    $238,130   $897,123   $121,106      $1,892

Consolidated Statements of Shareholders' Equity
($000's except share data)

                                                                                                                           Net
                                                                                                                    Unrealized
                                                                 Additional              Treasury    Deferred       Securities
                                          Preferred      Common     Paid-in   Retained     Common     Compen-    Gains (Losses)
                                              Stock       Stock     Capital   Earnings      Stock      sation     Net of Taxes
                                            -------    --------   ---------   --------   --------   ----------   --------------
Balance, December 31, 1993                    $ 185    $102,073    $238,130   $897,123   $121,106     $ 1,892               --
Net Income                                       --          --          --    105,940         --          --               --
Adoption of Statement of Financial Accounting
  Standards No.115, "Accounting for Certain
  Investments in Debt and Equity Securities"     --          --          --         --         --          --          (13,858)
Issuance of 2,653,689 Treasury Shares
  in the 1994 Business Combination               --      (2,654)    (52,569)        --    (55,223)         --               --
Transactions by Affiliates Prior to
  Combination                                    --          --          --     (9,963)        --          --               --
Issuance of 1,870,057 Treasury Common Shares
  on Conversion of Convertible Notes             --          --     (22,365)        --    (38,916)         --               --
Issuance of 163,630 Preferred Shares on
  Conversion of 1,870,057 Common Shares         164          --      38,752         --     38,916          --               --
Issuance of 1,154,218 Common Shares Under
  Stock Option and Restricted Stock Plans        --          78     (10,628)        --    (22,294)         --               --
Acquisition of 4,827,637 Common Shares           --          --          --         --     99,271          --               --
Dividends Declared on Preferred Stock -
  $6.43 Per Share                                --          --          --     (2,000)        --          --               --
Dividends Declared on Common Stock -
  $0.59 Per Share                                --          --          --    (45,612)        --          --               --
Net Change in Deferred Compensation              --          --          --         --         --        (689)              --
Net Change in Unrealized Securities (Gains) Losses
  Net of Taxes                                   --          --          --         --         --          --           47,930
Other                                            --          (3)      3,377        (19)       578          --               --
                                             -------   --------    --------   --------   --------     -------          -------
Balance, December 31, 1994                    $ 349    $ 99,494    $194,697   $945,469   $143,438     $ 1,203          $34,072
                                             =======   ========    ========   ========   ========     =======          =======

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 1994, 1993, and 1992 ($000's except share data)

1.  Summary of Significant Accounting Policies

Consolidation principles - The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation (the "Corporation") and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 1993 and 1992 Consolidated Financial Statements have been reclassified to conform with the 1994 presentation.

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

Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Beginning in 1994, Investment Securities Available for Sale are carried at fair value with fair value adjustments and the related income tax effects reported as a separate component of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Previously, Investment Securities Available for Sale were carried at the lower of amortized cost or market. Short-term Investments, other than Trading Securities, are carried at cost, which approximates market value. Trading Securities are carried at market value, with adjustments to the carrying value reflected in the Consolidated Statements of Income.

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

Other real estate owned - Other real estate owned includes assets that have been acquired in satisfaction of debts, accounted for as insubstance foreclosures, or bank branch premises held for sale. Other real estate is recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts or accounted for as insubstance foreclosures are charged to the allowance for loan losses, whereas any valuation adjustments on premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair market value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense.

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

Data processing services - Direct costs associated with the production of computer software which will be marketed or used in data processing operations are capitalized and amortized on the straight-line method over the estimated economic life of the product, generally four years. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms, generally five to seven years, of the related servicing contract. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product's technological feasibility are expensed as incurred. Net unamortized capitalized costs were $21,696 at December 31, 1994, and $16,979 at December 31, 1993. Amortization expense was $6,960, $4,668, and $5,161, for 1994, 1993, and
1992, respectively.

Intangibles - Unamortized intangibles resulting from acquisitions, primarily goodwill, core deposit premiums, purchased data processing contract rights and purchased mortgage servicing rights were $64,171 at December 31, 1994 and $58,647 at December 31, 1993. Purchased mortgage servicing rights are amortized primarily over the periods during which the corresponding mortgage servicing revenues are anticipated to be generated. Adjustments for portfolio runoff in excess of that originally anticipated are made in the period when the excess runoff appears permanent. Purchased data processing contract rights represent the costs to acquire the rights to data processing and software distribution. Such costs are generally amortized over the average contract lives, which range from 5 to 8 years. The other intangibles are amortized principally on the straight-line method over periods ranging from 6 to 25 years. Total amortization expense was $9,176, $7,204 and $7,159 for 1994, 1993 and 1992,
respectively. The Corporation continually evaluates whether later events and circumstances have occurred to indicate that goodwill should be evaluated for possible impairment and utilizes estimates of undiscounted net income over the remaining life of the goodwill to measure recoverability.

The Corporation also has negative goodwill included in other liabilities, the majority of which, arose from an acquisition in 1992. Negative goodwill amounted to $12,387 and $13,963 at December 31, 1994 and 1993, respectively. The negative goodwill is being accreted on a straight-line basis over a period of 10 years and amounted to $1,576 in 1994 and 1993 and $807 in 1992.

Foreign exchange contracts - Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lessor extent, option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value, with realized and unrealized gains and losses included in other income.

Stock split - Common stock per share and average share information for years 1992 and prior have been retroactively restated for the 3 for 1 stock split effected in the form of a 200% stock dividend which was distributed to shareholders in May 1993.

Net income per share - Primary net income per share is computed using the weighted average number of common shares outstanding plus common equivalent shares issuable upon the assumed conversion of the preferred stock outstanding and shares issuable under outstanding stock option plans. The average number of common and common equivalent shares used in computing primary net income per share was 99,420,070 in 1994, 102,672,361 in 1993, and 101,028,932 in 1992.

Fully diluted net income per share also includes dilution resulting from the assumed conversion of the convertible notes. The average number of shares used in the computation of fully diluted net income per share was 104,051,365 in 1994, 108,874,600 in 1993, and 107,411,875 in 1992.

2.  Business Combination

On May 31, 1994, Valley Bancorporation ("Valley") merged with and into the Corporation in a tax-free reorganization accounted for as a pooling of interests. Accordingly, prior year financial statements have been restated to give effect to this transaction. In accordance with the terms of the merger, each share of Valley Common Stock was converted into the right to receive 1.72 shares of the Corporation's Common Stock (approximately 35.7 million shares).

A reconciliation of net interest income and net income of the Corporation as previously reported to the amounts for that period in the accompanying Con-solidated Financial Statements as restated for the 1994 pooling of interests is as follows:

                                                      1993        1992
                                                 ---------    --------
Net Interest Income:
  Corporation, as previously reported            $ 309,178   $ 307,805
  Valley Bancorporation                            171,101     164,746
Combined                                         $ 480,279   $ 472,551

Net Income:
  Corporation, as previously reported            $ 125,491   $ 109,235
  Valley Bancorporation                             45,903      38,032
Combined                                         $ 171,394   $ 147,267



The Corporation has also consummated the following business combinations:

                          Date                               Method of
 Organization         Consummated         Cash Consideration  Accounting
 ------------         -----------         ------------------  ----------

 United Savings &
   Loan Association,
   S.S.B.             July 1, 1992                      --     Purchase
 Pierce County Bank
   and Trust Company  November 6, 1993               $14,678   Purchase
 Software Alliance
   Corporation        December 30, 1994              $15,700   Purchase


The results of operations for the acquired companies accounted for as purchases are included in the Consolidated Financial Statements from the dates of acquisition.

The Corporation will purchase the Bank of Burlington with assets of approximately $171 million in February, 1995. The Corporation also has pending applications to acquire Citizens Bancorp of Delavan and Sharon State Bank with assets of approximately $95 million and $19 million, respectively. The acquisitions of Citizens Bancorp of Delavan and Sharon State Bank are expected to be completed during the first half of 1995.

3.  Merger/Restructuring

Certain one-time expenses associated with the 1994 merger with Valley are shown in the consolidated statements of income as Merger/Restructuring and consist of the following:

   Executive contracts                                               $26,371
   Employee severance costs                                           14,775
   Duplicative computer and software write-offs                       12,741
   System conversion and standardization costs                         2,888
   Investment advisor fees                                             3,420
   Legal, accounting and other professional fees                       3,826
   Lease terminations and equipment disposals                          4,232
   Net gain on sale of duplicative facilities and
    voluntary divestitures                                            (1,334)
   Other                                                               8,309
                                                                     -------
   Total merger/restructuring                                        $75,228
                                                                     =======

The executive contracts accrual represents the present value of the amounts due to certain Valley executives under their former employment contracts. During 1994, payments of $10.2 million were made and the remaining liability is expected to be paid beginning in 1997.

Employee severance costs represents the planned general reduction in work force resulting from the on-going merger and restructuring activities which affected all employee groups. Since the merger was announced, the reduction in the combined work force has been approximately 1,000 employees. The remaining number of employees to be terminated in 1995 is not significant. The severance policy, which was distributed to all employees, generally provides for a minimum of 2 weeks of severance payments up to a maximum of 52 weeks depending upon years of service and job classification with certain adjustments if subsequent employment is found during the severance period. The amount expensed represents the costs for all employees who have been formally notified of job loss and the costs associated with other identified employees who have not been notified. Approximately $8.6 million of severance costs were paid in 1994.

Duplicative computer and software write-offs represents the capitalized costs of Valley's own internal data processing center which was closed. System conversion and standardization costs represent the costs associated with the one-time conversion and standardization of Valley's records to the Corporation's data processing systems.

Investment advisors and legal, accounting and other professional fees represent fees paid to consumate the mergers.

Lease terminations and equipment disposals represent the costs to terminate branch office and other corporate facilities leases, equipment leases and the disposal of equipment that will no longer be used and includes such items as lease buyout fees, write-offs of leasehold improvements and the write-down or loss on disposal of equipment.

Net gain on sale of duplicative facilities and voluntary divestitures represents the gain or loss from the sale of duplicative branch offices and other corporate facilities which were owned. The Corporation voluntarily divested 4 bank branches with deposits of approximately $34 million and certain portions of its insurance agencies. The estimated net gain on the remaining sales of excess facilities, which are not considered significant, will be recorded when realized.

Other charges include the one-time expenses associated with the curtailment of certain Valley defined benefit plans, approximately $3.3 million, costs to eliminate duplicate customer accounts, unusable capitalized inventory and other costs not deemed to be realizable due to the merger.

There have not been any material adjustments to the liabilities subsequent to the initial recognition which occured during the second quarter of 1994.

4.  Extraordinary Items

During the third and fourth quarters of 1994, the Corporation realized extraordinary gains from the sale of certain bank branches with deposits of $267 million which were required to be divested in conjunction with the regulatory approvals obtained for the merger with Valley.

During the third quarter of 1994, the Corporation prepaid $ 53 million of Valley's long-term debt consisting of the senior unsecured notes, Series A 9.86% due in 1994 and Series B 9.97% due in 1995. In accordance with the note agreements, a prepayment premium was paid in connection with the early retirement of the debt. The debt was refinanced with the Corporation's medium-term notes.

The following table summarizes these 1994 transactions.

                                       Income          Earnings Per Share
                              Gross       Tax      Net Increase (Decrease)
                               Gain   Expense     Gain              Fully
                              (Loss) (Benefit)   (Loss) Primary   Diluted
                            -------   -------  -------  -------   -------
 Required Divestitures      $22,034    $9,527  $12,507    $0.13     $0.12
 Debt Prepayment             (1,484)     (519)    (965)   (0.01)    (0.01)
                            -------   -------  -------  -------   -------
                            $20,550    $9,008  $11,542    $0.12     $0.11
                            =======   =======  =======  =======   =======

5.  Changes in Method of Accounting

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

The following table summarizes the January 1, 1992 effects of these changes in methods of accounting:

                                                      Earnings Per Share
                                     Net Income       Increase (Decrease)
                                       Increase     Primary         Fully
                                      (Decrease)                   Diluted
                                      ---------     -------        -------
   Adoption of accounting
     standard on postretirement
     benefits, net of income tax
       benefits of $8,852             $(13,937)     $  (.14)        $ (.13)
   Adoption of accounting
     standard on income taxes            4,803          .05            .05
                                      --------      -------         ------
                                      $ (9,134)     $  (.09)        $ (.08)
                                      ========      =======         ======

6.  Cash and Due from Banks

At December 31, 1994, $166,500 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

7.  Other Short-term Investments

Other short-term investments at December 31 were:

                                                              1994       1993
                                                          --------   --------
        Commercial paper                                  $ 15,270   $ 22,550
        Interest bearing deposits in other banks            28,249     27,571
                                                          --------   --------
        Total other short-term investments                $ 43,519   $ 50,121
                                                          ========   ========

8.  Securities

The book and market values of securities at December 31 were:

                                         1994                     1993
                                 ---------------------    --------------------
                                  Amortized     Market    Amortized     Market
                                  Cost           Value    Cost           Value
                                 ----------   --------    ---------  ---------
  Investment Securities Held to Maturity:
    U.S. Treasury and government
     agencies                      $134,080   $129,737           --         --
    States and political
      subdivisions                  290,483    284,885     $326,154   $332,614
    Mortgage backed securities           --         --           58         58
    Other                             4,893      4,899        9,188      9,205
                                ----------- ----------   ---------- ----------
  Total                            $429,456   $419,521     $335,400   $341,877
                                =========== ==========   ========== ==========

  Investment Securities Available for Sale:
    U.S. Treasury and
     government agencies         $1,836,476 $1,772,883   $2,139,866 $2,149,011
    Mortgage backed securities       12,099     11,759          --          --
    Other                            69,541     80,505       97,292    112,106
                                ----------- -----------  ---------- ----------
   Total                         $1,918,116  $1,865,147  $2,237,158 $2,261,117
                                =========== ===========  ========== ==========

The unrealized gains and losses of securities at December 31 were:


                                         1994                    1993
                                ----------------------  ----------------------
                                Unrealized  Unrealized  Unrealized  Unrealized
                                     Gains      Losses       Gains      Losses
                                ----------  ----------  ----------  ----------

   Investment Securities Held to Maturity:
     U.S. Treasury and government
      agencies                          --    $  4,343          --          --
     States and political
       subdivisions             $    1,501       7,099  $    7,681  $    1,221
     Mortgage backed securities         --          --          --          --
     Other                               8           2          23           6
                                ----------  ----------  ----------  ----------
     Total                      $    1,509    $ 11,444  $    7,704  $    1,227
                                ==========  ==========  ==========  ==========


    Investment Securities Available for Sale:
      U.S. Treasury and
       government agencies        $    120    $  63,713   $  11,413   $  2,268
      Mortgage backed securities        14          354          --         --
      Other                         11,003           39      15,885      1,071
                                  ----------  ----------  ----------- ---------
    Total                         $ 11,137    $  64,106   $  27,298   $  3,339
                                  ==========  ==========  =========== =========


The book value and market value of securities by contractual maturity at December 31, 1994 were:

                                Investment Securities     Investment Securities
                                     Held to Maturity        Available for Sale
                                ---------------------     ---------------------
                                Amortized      Market     Amortized      Market
                                     Cost       Value          Cost       Value
                                ---------   ---------     ---------    --------
    Within one year              $100,926    $100,911      $574,837    $568,849
    From one through five years   255,254     247,290     1,274,556   1,217,250
    From five through ten years    71,531      69,591        15,997      15,321
    After ten years                 1,745       1,729        52,726      63,727
                                ---------   ---------    ----------  ----------
    Total                        $429,456    $419,521    $1,918,116  $1,865,147
                                =========   =========    ==========  ==========

The gross realized gains and losses amounted to $3,499 and $9,251 in 1994 and $8,552 and $218 in 1993, and $14,743 and $5,536 in 1992, respectively.

At December 31, 1994, securities with a value of approximately $348,058 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

9.  Loans

Loans at December 31 were:
                                                        1994           1993
                                                  ----------     ----------
    Commercial, financial, and agricultural       $2,644,928     $2,538,830
    Industrial development revenue bonds              31,796         45,889
    Real estate:
      Construction                                   378,316        333,609
      Residential mortgage                         2,240,287      2,223,857
      Commercial mortgage                          2,062,022      2,000,052
    Personal                                       1,178,453      1,217,513
    Lease financing                                  256,690        257,622
                                                  ----------     ----------
      Total loans                                 $8,792,492     $8,617,372
                                                  ==========     ==========


The Corporation's lending activities are concentrated primarily in the Midwest. Approximately 3% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $1,987 in foreign credits at December 31, 1994. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1994, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

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

An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 1994 is presented below. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers and directors and executive officers of subsidiaries previously not considered significant.

         Balance, beginning of year         $116,776
         New loans                           257,962
         Repayments                         (227,040)
                                            --------
         Balance, end of year               $147,698
                                            ========

An analysis of the allowance for loan losses follows:

                                                1994         1993       1992
                                            --------     --------   --------
         Balance, beginning of year         $133,600     $123,805   $105,156
         Allowance of banks acquired              --        1,167      4,284
         Provision charged to expense         24,907       18,034     23,546
         Charge-offs                         (12,561)     (17,466)   (22,344)
         Recoveries                            8,015        8,060     13,163
                                            --------     --------   --------
         Balance, end of year               $153,961     $133,600   $123,805
                                            ========     ========   ========

As of December 31, 1994, and 1993, nonaccrual loans totalled $44,766 and $44,186, respectively. The effect of nonaccrual loans on net income in 1994, 1993, and 1992, was not significant.

During the second quarter of 1994, a loan loss provision of $8,950 was charged to expense, after consummation of the merger with Valley, to conform Valley's loan valuation policies with those of the Corporation.

In May 1993 and October 1994, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, an amendment to SFAS No. 114. These new standards require that a loan's value be measured, and if appropriate a valuation reserve established, when it has been determined that the loan is impaired and loss is probable. These standards must be adopted by the first quarter of 1995. Based upon the current status of the Corporation's loan portfolio, it is not anticipated that these pronouncements will have a material impact on the Consolidated Financial Statements.

10.  Premises and Equipment

The composition of premises and equipment at December 31 was:

                                                             1994      1993
                                                         --------  --------

      Land                                               $ 37,894  $ 42,076
      Buildings and leasehold improvements                246,679   248,256
      Furniture and equipment                             288,507   286,311
                                                         --------  --------
                                                          573,080   576,643
      Less accumulated depreciation                       286,645   276,842
                                                         --------  --------
      Total premises and equipment                       $286,435  $299,801
                                                         ========  ========

Depreciation expense was $43,006 in 1994, $42,417 in 1993, and $37,171 in 1992.
The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $20,567 in 1994, $20,420 in 1993, and $19,925 in 1992, respectively.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 1995 through 1999 are $6,909, $6,153, $5,861, $5,522, and $4,305, respectively.

11.  Short-term Borrowings

Short-term borrowings at December 31 were:
                                                             1994      1993
                                                         --------  --------
      Funds purchased and security repurchase
       agreements                                        $944,843  $515,028
      U.S. Treasury demand notes                           29,976    33,977
      Commercial paper                                     74,526   100,292
      Current maturities of long-term borrowings           37,286    63,148
      Other                                                24,511     4,271
                                                       ----------  --------
      Total short-term borrowings                      $1,111,142  $716,716
                                                       ==========  ========

Unused lines of credit primarily to support commercial paper borrowings were $40,000 at December 31, 1994 and $55,000 at December 31, 1993.

12.  Long-term Borrowings

Long-term borrowings at December 31 were:

     Corporation:                                            1994      1993
                                                         --------  --------
      Senior unsecured notes, Series A
       9.86%                                                   --  $ 23,000
      Senior unsecured notes, Series B
       9.97%                                                   --    30,000

      8.5% convertible subordinated notes due in 1997    $ 33,637    50,000
      6.375% subordinated notes due in 2003                99,422    99,373
      Medium-term Series B and C notes                    183,700    38,000


     Subsidiaries:
      Bank notes                                          308,638        --
      Nonrecourse notes                                    33,043    34,116
      Mortgages                                             3,086     4,196
      9.75% obligation under capital lease
       due through 2006                                     4,939     5,156
      Other                                                24,598    13,725
                                                         --------  --------
                                                          691,063   297,566
     Less current maturities                               37,286    63,148
                                                         --------  --------
     Total long-term borrowings                          $653,777  $234,418
                                                         ========  ========


During 1994 the Corporation elected to prepay the Senior Series A and B notes. In accordance with the note agreements, the Corporation paid a premium of $1,484 to retire the debt. See Note 4, Extraordinary Items.

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

During 1994, $16,363 of the Notes were converted by the holder into 1,870,057 shares of the Corporation's common stock. The common stock acquired by conversion of the Notes was exchanged for 163,630 shares of the Corporation's Series A convertible preferred stock. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

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

At December 31, 1994, medium-term Series B notes outstanding amounted to $60,830. Such notes mature in 1995 through 1998 and have fixed interest rates of 4.60% to 8.65%. No additional borrowings may occur under the Series B notes.

There were $122,870 of medium-term Series C notes outstanding at December 31, 1994. The medium-term Series C notes have fixed interest rates of 6.74% to 7.84% and mature in 1996 and 1997. Approximately $27,130 of unissued Series C notes are remaining and available to be issued in the future.

The bank notes represent unsecured general obligations of the Corporation's banking subsidiaries "Issuing Banks". Each of the Corporation's banking subsidiaries is a potential Issuing Bank which may issue bank notes with maturities ranging from 30 days to 15 years at a fixed or floating rate up to a maximum of $1.0 billion aggregate principal amount outstanding at any time. The bank notes are offered through certain designated agents and are offered and sold only to institutional investors. The bank notes are sole obligations of the respective Issuing Banks and are not obligations of or guaranteed by the Corporation. The amount outstanding at December 31, 1994 represents the aggregate borrowings of 12 banking subsidiaries and mature at various times in May through October, 1996. Each bank note outstanding has a floating rate which is based on LIBOR plus 1/16 which ranged from 6.00% to 6.19% at December 31, 1994. Interest is payable and the interest rate is reset monthly.

The nonrecourse notes are reported net of prepaid interest and represent borrowings by the leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.45% at December 31, 1994, and are due in installments over varying periods through

2001. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

The mortgages are secured by land and buildings with a net book value of $8,748 at December 31, 1994.

Scheduled maturities of long-term borrowings are: $390,135, $150,719, $5,912, and $1,923 for 1996 through 1999, respectively.

13.  Shareholders' Equity

The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 3,000,000 shares as Series A convertible, with a $100 value per share for conversion purposes. Series A is nonvoting preferred stock. The same cash dividends will be paid on Series A as would have been paid on the common stock exchanged for Series A. Series A has the same restrictions on sale as are applicable to the 8.5% convertible subordinated notes.

The holder of the convertible subordinated notes has the option through 1997 to exchange common stock of the Corporation for Series A. If the common stock is acquired by the holder in conversion of the Notes, the exchange ratio is one share of Series A for 11.43 shares of common stock. If acquired otherwise, the exchange ratio is one share of Series A, valued at $100, to the holder's weighted average purchase price per common share. Also, the holder has the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. The Corporation has issued 348,944 shares of its Series A convertible preferred stock in exchange for 3,832,957 shares of common stock.

The preferred stock is treated as a common stock equivalent in all per share calculations.

The Corporation has a Stock Repurchase Program which was approved by the Corporation's Board of Directors in April, 1993 and reaffirmed in October, 1994. In October 1994, the Board of Directors also authorized an increase in the number of shares to be repurchased through 1995 from 9.0 million shares to 15.1 million shares. The shares are being acquired in anticipation of the conversion of the Corporation's 8.5% convertible subordinated notes, to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. During 1994 the Corporation purchased 4.8 million shares and has cumulatively purchased 9.8 million shares since inception of the program.

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

The Corporation's risk-based capital and leverage ratios are as follows:

                           RISK-BASED CAPITAL RATIOS
                            As of December 31, 1994
                                ($ in millions)


                                Amount         Ratio
                                ------         -----
Tier 1 capital                  $1,040         11.15%
Tier 1 capital
  minimum requirement              373          4.00
                                ------         -----
Excess                          $  667          7.15%
                                ======         =====


Total capital                   $1,270         13.62%
Total capital
  minimum requirement              746          8.00
                                ------         -----
Excess                          $  524          5.62%
                                ======         =====


Risk-adjusted assets            $9,331






                                        LEVERAGE RATIO
                                    as of December 31, 1994
                                       ($ in millions)
                                -----------------------------

                                  Amount              Ratio
                                --------          -----------
Tier 1 capital to
  adjusted total assets         $  1,040              8.39%

Minimum leverage
  requirement                    372-620          3.00 - 5.00
                                --------          -----------

Excess                          $668-420          5.39 - 3.39%
                                ========          ===========

Adjusted average total assets   $ 12,392

All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements.

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 1994, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $258,509.

14.  Income Taxes

Total income tax expense for the years ended December 31, 1994, 1993 and 1992 was allocated as follows:
                                               1994        1993         1992
                                            -------     -------     --------
Income before extraordinary items
  and cumulative changes in
   accounting                               $73,405     $93,190      $75,391

Extraordinary items                           9,008          --           --

Cumulative effects of changes in accounting      --          --      (13,655)

Shareholders' Equity:
  Compensation expense for tax purposes
  in excess of amounts recognized for
  financial reporting purposes               (3,442)     (8,154)      (2,571)

  Unrealized losses on investment
     securities available for sale          (18,897)         --           --
                                            -------     -------      -------
                                            $60,074     $85,036      $59,165
                                            =======     =======      =======

As discussed in Note 5, the Corporation adopted Financial Accounting Standard No. 109 in 1992. This change had no significant effect on net income, excluding the cumulative effect, in 1992.

The current and deferred portions of the provision for income taxes were:

                                                1994       1993         1992
                                            --------    -------      -------
   Current:
   Federal                                  $ 80,758    $81,561      $71,896
   State                                      12,686     14,746       13,272
                                            --------    -------      -------
                                              93,444     96,307       85,168
   Deferred:
   Federal                                   (21,075)    (3,412)      (9,545)
   State                                       1,036        295         (232)
                                            --------   --------      -------
                                             (20,039)    (3,117)      (9,777)
                                            --------   --------      -------
   Total provision for income taxes          $73,405    $93,190      $75,391
                                            ========   ========      =======

The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35% in 1994 and 1993 and 34% in 1992, respectively):

                                               1994        1993         1992
                                            -------     -------      -------

   Tax computed at statutory rates          $58,731     $92,604      $78,809
   Increase (decrease) in taxes
     resulting from:
     Federal tax-exempt income               (5,972)     (7,714)     (11,622)
     State income taxes,
       net of Federal tax benefit            10,605       9,832        9,039
     Adjustment to deferred tax
       assets/liabilities for an
       enacted change in tax rate                --        (469)          --
     Merger/Restructuring                     7,191          --           --
     Other                                    2,850      (1,063)        (835)
                                            -------     -------      -------
  Total provision for income taxes          $73,405     $93,190      $75,391
                                            =======     =======      =======

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                 1994                1993
                                              -------           ---------
     Deferred tax assets:
        Deferred compensation                 $ 8,170           $   7,996
        Allowance for loan losses              43,537              36,016
        Accrued postretirement benefits        14,275              11,769
        Purchase accounting adjustments            --               1,046
        Unrealized gains and losses            18,897                  --
        Other                                  26,504              16,928
                                              -------           ---------
     Total deferred tax assets                111,383              73,755


    Deferred tax liabilities:
        Lease revenue reporting                20,683              21,015
        Deferred expense, net of unearned
          income                                5,563               7,224
        Fixed assets, principally due to
          depreciation                         17,683              17,839
        Pension funding versus expense          1,833               3,143
        Purchase accounting adjustments           336                  --
        Other                                   6,122               4,306
                                              -------           ---------
    Total deferred tax liabilities             52,220              53,527
                                              -------           ---------
    Net deferred tax assets                   $59,163           $  20,228
                                              =======           =========

The amount of income tax expense (benefit) related to net securities gains or losses amounted to ($2,171), $3,103, and $3,675, in 1994, 1993, and 1992,
respectively.

15.  Stock Option and Restricted Stock Plans

The Corporation has Executive Stock Option and Restricted Stock Plans which provide for the grant of nonqualified and incentive stock options, stock appreciation rights and rights to purchase restricted shares to key employees at prices ranging from not less than the par value of the common shares to the fair market value of the shares at the date of grant.

Activity relating to common stock options was:

                                                Number         Option Price
                                             Of Shares            Per Share
                                             ---------      ---------------
 Shares under option at December 31, 1992    7,802,794      $  3.35 - 19.92
 Options granted                               839,040        15.38 - 23.25
 Options lapsed or surrendered                 (18,215)        9.34 - 19.50
 Options exercised                          (2,228,186)        3.35 - 19.50
                                             ---------      ---------------
 Shares under option at December 31, 1993    6,395,433      $  4.02 - 23.25

 Options granted                             1,096,800        19.25 - 21.75
 Options lapsed or surrendered                 (29,889)        5.39 - 22.75
 Options exercised                          (1,151,218)        4.02 - 19.50
                                            ----------      ---------------
 Shares under option at December 31, 1994    6,311,126      $  4.02 - 23.25
                                            ==========      ===============

Options exercisable at December 31, 1994, and 1993, were 4,825,426 and 5,542,645, respectively. Shares reserved for the granting of additional options at December 31, 1994, were 1,956,386.

There were 13,000 restricted stock purchase rights outstanding at December 31, 1994 and no restricted stock purchase rights outstanding at December 31, 1993. During 1994, 3,000 stock purchase rights were exercised. No stock purchase rights were exercised in 1993.

Restrictions on stock issued pursuant to the exercise of stock purchase rights lapse within a seven-year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

Aggregate compensation expense related to stock purchase rights was $747, $1,008, and $1,004, in 1994, 1993, and 1992, respectively.

The Corporation also has a Long-term Incentive Plan (the plan). Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount, either in cash, common stock or some combination thereof, equal to some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. During 1994, 156,500 units were awarded to certain executives of the Corporation. The vesting period is three years from the date the performance units were awarded. Based on the performance criteria, without regard to the vesting, no amount would be due to the participants at December 31, 1994.


16.  Employee Retirement and Health Plans

The Corporation has a defined contribution retirement plan and an incentive savings plan for substantially all employees, including eligible former Valley employees beginning in June, 1994 after consummation of the merger. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings plan employee contributions, up to 6% of eligible compensation, are matched up to 50% by the Corporation based on the Corporation's return on equity as defined by the plan. Total expense relating to these plans was $21,631, $17,771 and $19,053 in 1994, 1993 and 1992, respectively.

The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $910 in 1994, $2,703 in 1993, and $4,561 in 1992.

Valley maintained a trusteed defined benefit retirement plan which covered substantially all its employees. Upon consummation of the merger the plan was curtailed. The following table reflects the plan's funded status and amounts recognized in the financial statements at December 31:

                                                     1994        1993
                                                 --------    --------
Actuarial present value of benefit obligations:
  Vested benefit obligation                      $ 34,680    $ 38,326
  Nonvested benefit obligation                        520       1,820
                                                 --------    --------
Accumulated benefit obligation                     35,200      40,146
Effect of projected future compensation levels         --      19,911
                                                 --------    --------
Projected benefit obligation                       35,200      60,057
Plan assets at fair value                          43,913      45,159
                                                 --------    --------
Plan assets greater (less) than projected
  benefit obligations                               8,713     (14,898)
Unrecognized net (gain) loss                       (2,855)     23,148
Unrecognized prior service cost                        --       2,401
Unrecognized net asset                             (1,534)     (1,672)
                                                 --------    --------
Prepaid pension cost                             $  4,324    $  8,979
                                                 ========    ========

The net pension cost for 1994, 1993, and 1992, included the following components:

                                           1994          1993         1992
                                       --------      --------     --------

Service cost                           $  2,011      $  3,361     $  2,348
Interest cost                             3,393         3,283        2,502
Actual return on plan assets               (777)       (2,885)      (1,852)
Net amortization and deferral            (2,279)         (416)        (882)
                                       --------      --------     --------
Net periodic pension cost before
  curtailment                             2,348         3,343        2,116
Curtailment                               2,301            --           --
                                       --------      --------     --------
Total expense                          $  4,649      $  3,343     $  2,116
                                       ========      ========     ========


The expense associated with the curtailment is classified as Merger/Restructuring in the Consolidated Statements of Income.

The following assumptions were used in determining the projected benefit obligation:

                                          1994         1993
                                         ------       ------

Discount rate                             8.25%        6.75%
Rate of increase in compensation levels      -         5.00%
Expected long-term rate of return
  on assets                               7.00%       10.00%

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

Valley provided postretirement health care benefits to retired employees. These benefits were subject to deductibles, copayment provisions and other limitations. Only those employees retiring on or before December 31, 1994 were eligible for such benefits. As part of the merger, all former Valley employees became eligible to participate in the Corporation's postretirement health plan. The Corporation did not recognize years of service with Valley prior to the merger.

As discussed in Note 5, the Corporation adopted FAS 106, "Employers' Accounting for Postretirement Benefits, Other than Pensions" as of January 1, 1992. The Corporation elected immediate recognition of the accumulated postretirement benefit obligation as of the beginning of the year through a one-time charge to earnings of $19,934 before income taxes. Valley's results of operations have been restated to conform their policy to the Corporation's, thereby resulting in a total charge to earnings of $22,789.

The components of the accumulated postretirement benefit obligation (APBO) reconciled with the amount recognized in the Corporation's Consolidated Balance Sheets at December 31, were:

                                                 1994         1993
                                             --------     --------

     Accumulated postretirement benefit
       obligation:
        Retirees                             $ 17,541     $ 13,602
        Fully eligible active plan
          participants                          8,187        9,019
        Active plan participants               13,890       16,679
                                             --------     --------
                                               39,618       39,300
     Unrecognized loss                         (5,836)     (10,837)
                                             --------     --------
     Accrued postretirement benefit cost     $ 33,782     $ 28,463
                                             ========     ========

     Weighted average discount rate
       used in determining APBO                  8.25%        7.50%
                                             ========     ========

Net periodic postretirement benefit cost for the years ended December 31, 1994, 1993 and 1992 includes the following components:

                                                 1994         1993        1992
                                             --------     --------    --------

        Service cost                         $  2,510     $  1,385    $  1,212
        Interest on APBO                        2,950        2,279       1,668
        Net amortization and deferral             617           --          --
                                             --------     --------    --------
                                             $  6,077     $  3,664    $  2,880
                                             ========     ========    ========


For measurement purposes, the assumed health care cost trend rate was 12% and 13% in 1994 and 1993, respectively, and gradually declines to 6.5% in the year 2016.

The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rate of one percentage point would increase the APBO at December 31, 1994 by $7,259 and increase 1994 postretirement benefit expense by $692.

17.  Financial Instruments with Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

                                                    1994         1993
                                                 -------   ----------
   Financial instruments whose amounts
     represent credit risk:
     Commitments to extend credit:
       To commercial customers                $2,585,065   $3,210,573
       To individuals                            634,350      725,122
     Standby letters of credit, net of
       participations                            332,142      295,382
     Commercial letters of credit                 26,278       17,032
     Mortgage loans sold with recourse             6,145        8,408
   Financial instruments whose amounts
     exceed the amount of credit risk:
     Foreign exchange contracts:
       Commitments to purchase foreign exchange  148,832      229,061
       Commitments to deliver foreign exchange   151,135      231,925
       Options written/purchased                   6,714       24,251
     Interest rate swaps                              --      105,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. The majority of the Corporation's commitments to extend credit generally provide for the interest rate to be determined at the time the commitment is utilized.
Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Corporation evaluates each customer's credit worthiness on an individual basis. Collateral obtained, if any, upon extension of credit, is based upon management's credit evaluation of the customer. Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as discussed in Note 9.

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

Interest rate swaps are agreements to exchange, at specified intervals, interest payment streams calculated on an agreed upon notional principal amount with at least one stream based on a floating rate index. Periodic payments between counterparties are typically settled on a net basis over the life of the swap. Interest rate swaps are subject to the market risk inherent in such agreements and the risk that a counterparty will fail to meet the terms of the agreement.

During 1993 certain former Valley banks entered into interest rate swaps to hedge against the net interest margin exposure arising from existing variable rate loans and fixed rate deposits in a declining interest rate environment.
The Valley banks were floating rate payors. Approximately $30 million of notional amount was based on a floating prime rate and the remainder was based on a floating three month LIBOR. Payments under the swap agreements were accounted for as adjustments to the yields on the variable rate loan portfolios. Such agreements had terms of approximately one year and expired prior to consummation of the merger in May, 1994.

Foreign exchange contracts are commitments to purchase or deliver foreign currency at a specified exchange rate. The Corporation enters into foreign exchange contracts primarily in connection with trading activities to enable customers involved in international trade to hedge their exposure to foreign currency fluctuations and to minimize the Corporation's own exposure to foreign currency fluctuations resulting from the above. Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lessor extent, option contracts. The risks in these transactions arise from the ability of the counterparties to perform under the terms of the contracts and the risk of trading in a volatile commodity. The Corporation actively monitors all transactions and positions against predetermined limits established on traders and types of currency to ensure reasonable risk taking.

The Corporation's market risk from unfavorable movements in currency exchange rates is minimized by essentially matching commitments to deliver foreign exchange with commitments to purchase foreign exchange.

At December 31, 1994, the Corporation's foreign currency positions resulting from foreign exchange contracts by major currency was as follows: ($000's US):


                                    Commitments            Commitments
                                     To Deliver            To Purchase
                                        Foreign                Foreign
          Currency                     Exchange               Exchange
-----------------------------       -----------            -----------
Japanese Yen                          $  34,395            $    33,980
Deutsche Mark                            33,922                 33,799
French Franc                             32,315                 32,362
English Pound Sterling                   17,657                 17,413
Italian Lire                              7,311                  7,190
Canadian Dollars                          8,031                  7,064
All Other                                17,504                 17,024
                                    -----------            -----------
Total                                  $151,135               $148,832
                                    ===========            ===========

Average Amount of Contracts
  To Deliver/Purchase
  Foreign Exchange                     $296,033               $293,945
                                    ===========            ===========

These amounts do not represent the actual credit or market exposure.

18.  Fair Value of Financial Instruments

The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1994 and 1993 are reflected below.


BALANCE SHEET FINANCIAL INSTRUMENTS ($ In Millions)

                                           1994                1993
                                  -------------------   -------------------
                                       Book     Fair        Book       Fair
                                      Value    Value       Value      Value
                                  --------- --------    --------   --------
 Financial Assets:
   Cash and short-term
     investments                  $ 1,011.4 $1,011.4    $  834.8   $  834.8
   Trading securities                  20.4     20.4         2.9        2.9
   Investment securities held to
     maturity                         429.5    419.5       335.4      341.9
   Investment securities available
     for sale                       1,865.1  1,865.1     2,237.2    2,261.1
   Net loans                        8,638.5  8,668.6     8,483.8    8,683.1
   Interest receivable                 85.9     85.9        77.8       77.8

 Financial Liabilities:
   Deposits                         9,499.1  9,494.3    10,171.8   10,221.1
   Short-term borrowings            1,073.9  1,073.9       653.6      653.6
   Long-term borrowings:
     Convertible debt                  33.6     73.0        50.0      135.0
     Other long-term borrowings       657.4    639.6       247.6      255.6
   Interest payable                    44.7     44.7        39.1       39.1

Where readily available, quoted market prices were utilized by the Corporation. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used in estimating the fair value for financial instruments.

Cash and Short-term Investments
-------------------------------
The carrying amounts reported for cash and short-term investments approximates the fair values for those assets.

Trading and Investment Securities
---------------------------------
Fair value is based on quoted market prices or dealer quotes. See Note 8, Securities, for additional information.

Loans
-----
Loans that reprice or mature within three months of December 31 were assigned fair values based on their book value. Market values were used on performing loans where available. Most remaining loan balances were assigned fair values based on a discounted cash flow analysis. The discount rate was based on the treasury yield curve, with rate adjustments for credit quality, cost and profit factors.

Deposits
--------
The fair value for demand deposits or any interest bearing deposits with no fixed maturity date was considered to be equal to the carrying value. Time deposits with defined maturity dates were considered to have a fair value equal to the book value if the maturity date was within three months of December 31. The remaining time deposits were assigned fair values based on a discounted cash flow analysis using discount rates which approximate interest rates currently being offered on time deposits with comparable maturities.

Borrowings
----------
Short-term borrowings are carried at cost which approximates fair value. The Corporation has convertible debt (see Note 12) for which fair value was considered to be the current market value of the shares that would be issued in a full conversion. Other long-term debt was generally valued using a discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements or, if not readily available, based on a build up approach similar to that used for loans and deposits. Long-term borrowings include their related current maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS  ($ in millions)

Fair values of loan commitments and letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31. The fair value of interest rate swaps are based on pricing models using current assumptions.

                                                   1994        1993
                                                 ------      ------

     Loan commitments                            $  1.2      $  2.2
     Letters of credit                              2.7         2.3
     Interest rate swaps                             --          .1

Foreign exchange contracts are carried at market value (U.S. dollar equivalent of the underlying contract). The fair value of options written/purchased are based on the market value of the premium paid as of the reporting date.

                                                   1994        1993
                                                 ------      ------
     Commitments to purchase foreign exchange    $148.8      $229.1
     Commitments to deliver foreign exchange      151.1       231.9
     Options written/purchased                       .8         1.0

See Note 17 for additional information on financial off-balance sheet instruments.

19.  Business Segments

The following table reflects certain information regarding our banking and data processing businesses:
                                                  Adjustments
                                           Data           and
1994                        Banking  Processing  Eliminations  Consolidation
----                     ----------  ----------  ------------  -------------
Revenue from:
  Unaffiliated customers $1,019,369  $  159,418            --  $   1,178,787
  Affiliated customers        6,815      72,068  $    (78,883)            --
                          ---------  ----------  ------------  -------------
Total revenue            $1,026,184  $  231,486  $    (78,883) $   1,178,787
                         ==========  ==========  ============  =============

Operating profit before
  Merger/Restructuring   $  211,897  $   31,134            --  $     243,031
                         ==========  ==========  ============  =============

Operating profit         $  150,352  $   17,451            --  $     167,803
                         ==========  ==========  ============  =============

Identifiable assets     $12,463,178  $  208,216  $    (58,445) $  12,612,949
                         ==========  ==========  ============  =============
Net capital expenditures $   (3,184) $   32,179            --  $      28,995
                         ==========  ==========  ============  =============

1993
----
Revenue from:
  Unaffiliated customers $1,030,362  $  135,041            --  $   1,165,403
  Affiliated customers        7,920      71,775  $    (79,695)            --
                         ----------  ----------  ------------  -------------
Total revenue            $1,038,282  $  206,816  $    (79,695) $   1,165,403
                         ==========  ==========  ============  =============
Operating profit         $  243,285  $   21,299            --  $     264,584
                         ==========  ==========  ============  =============
Identifiable assets     $12,372,154  $  162,748  $    (48,965) $  12,485,937
                         ==========  ==========  ============  =============
Net capital expenditures $   20,004  $   45,727            --  $      65,731
                         ==========  ==========  ============  =============

                                                  Adjustments
                                           Data           and
1992                        Banking  Processing  Eliminations  Consolidation
----                     ----------  ----------  ------------  -------------
Revenue from:
  Unaffiliated customers $1,067,394  $  112,056            --  $   1,179,450
  Affiliated customers        7,619      69,234  $    (76,853)            --
                         ----------  ----------  ------------  -------------
Total revenue            $1,075,013  $  181,290  $    (76,853) $   1,179,450
                         ==========  ==========  ============  =============
Operating profit         $  211,579  $   20,213            --  $     231,792
                         ==========  ==========  ============  =============
Identifiable assets     $12,125,497  $  125,976  $    (37,002) $  12,214,471
                         ==========  ==========  ============  =============
Net capital expenditures $   21,630  $   26,409            --  $      48,039
                         ==========  ==========  ============  =============

The Corporation owns 36 banks, 1 savings association, and numerous nonbank subsidiaries. Each subsidiary is a separate legal and operating entity. Our banking operations provide traditional banking products along with trust, mortgage banking, leasing, and venture capital services. M&I Data Services, Inc. (DSI) provides data processing, software, and other related services to both affiliated and unaffiliated customers. In addition, a Valley affiliate provided similar services and other operational support to affiliated customers and merged with DSI upon consummation of the merger.

Revenues from affiliated customers are charged at rates available to and transacted with unaffiliated customers.

Operating profit is pretax net income. Depreciation and amortization expense for the banking services business amounted to $40,733, $30,378, and $18,975 in 1994, 1993, and 1992, respectively, and for DSI amounted to $31,224 in 1994, $26,680 in 1993, and $22,402 in 1992.

20.  Condensed Financial Information - Parent Corporation Only

Condensed Balance Sheets
   December 31                                          1994         1993
                                                  ----------   ----------
   Assets
   ------
   Cash and cash equivalents                      $   40,977   $    1,479
   Indebtedness of affiliates:
     Banks                                             5,000        5,200
     Nonbanks                                        190,144      343,397
   Investments in affiliates:
     Banks                                           957,731      966,881
     Nonbanks                                        248,743      193,314
   Other assets                                       72,110       39,090
                                                  ----------   ----------
   Total assets                                   $1,514,705   $1,549,361
                                                  ==========   ==========

   Liabilities and shareholders' equity
   ------------------------------------
   Commercial paper issued                        $   74,526   $  100,292
   Other short-term borrowings                            --       50,000
   Other liabilities                                  62,124       44,183

   Long-term borrowings                              316,759      240,373
                                                  ----------   ----------
   Total liabilities                                 453,409      434,848
   Shareholders' equity                            1,061,296    1,114,513
                                                  ----------   ----------
   Total liabilities and shareholders' equity     $1,514,705   $1,549,361
                                                  ==========   ==========

Scheduled maturities of long-term borrowings are $13,500 in 1995, $64,150 in 1996, $137,937 in 1997, $1,750 in 1998, and $100,000 in 2003.

Condensed Statements of Income
Years Ended December 31                       1994       1993       1992
                                          --------   --------   --------

   Income
   ------
   Cash dividends:
     Bank affiliates                       $94,812   $105,738   $ 90,269
     Nonbank affiliates                     18,690     17,259     12,527
   Interest from affiliates                 13,412     14,090     12,626
   Service fees and other                   35,453     35,701     29,859
                                          --------   --------   --------
   Total income                            162,367    172,788    145,281

   Expense
   -------
   Interest                                 22,982     19,968     22,073
   Administrative and general               72,259     37,665     47,754
                                          --------   --------   --------
   Total expense                            95,241     57,633     69,827
   Income before income taxes, extraordinary
     items, cummulative effect of changes in
     accounting principles and equity
     in undistributed net income of
     affiliates                             67,126    115,155     75,454
   Income tax benefit                        7,926      2,057     10,080
                                          --------   --------   --------
   Income before extraordinary items,
     cummulative effect of changes in
     accounting principles and
     equity in undistributed net income
     of affiliates                          75,052    117,212     85,534
   Extraordinary items, net of income taxes   (610)        --         --
   Cumulative effect of changes in accounting
     principles, net of income taxes            --         --     (1,380)
                                          --------   --------   --------
   Income before equity in undistributed
     net income of affiliates               74,442    117,212     84,154
   Equity in undistributed net
     income of affiliates:
       Banks                                29,430     36,527     36,715
       Nonbanks                              2,068     17,655     26,398
                                          --------   --------   --------
   Net income                             $105,940   $171,394   $147,267
                                          ========   ========   ========

Condensed Statements of Cash Flows
Years Ended December 31
                                             1994        1993         1992
                                       ----------   ---------   ----------
Cash Flows From Operating Activities:
Net income                             $  105,940   $ 171,394   $  147,267
Noncash items included in income:
   Equity in undistributed net income
      of affiliates                       (31,498)    (54,182)     (63,113)
   Depreciation and amortization            9,372       6,092        6,527
   Other                                  (25,619)     (5,741)       1,430
                                        ---------   ---------   ----------

   Net cash provided by operating
     activities                            58,195     117,563       92,111

Cash Flows From Investing Activities:
   Increases in indebtedness of
     affiliates                          (519,674)   (557,882)    (300,227)
   Decreases in indebtedness of
     affiliates                           622,552     436,122      237,390
   Increases in investments in affiliates (20,300)    (15,040)     (29,733)
   Other                                   30,824       3,843        2,924
                                        ---------   ---------   ----------

   Net cash provided by (used in)
     investing activities                 113,402    (132,957)     (89,646)

Cash Flows From Financing Activities:
   Dividends paid                         (57,575)    (54,435)     (48,060)
   Proceeds from issuance of commercial
     paper                              1,578,618   1,348,661      597,794
   Principal payments on commercial
     paper                             (1,604,384) (1,325,634)    (522,990)
   Proceeds from issuance of long-term
     debt                                 158,563      99,351       24,598
   Payments on long-term debt             (65,900)    (36,677)     (79,413)
   Increase (decrease) in other short-
     term borrowings                      (50,000)     50,000         (374)
   Purchase of common stock              (101,887)   (114,686)         (99)
   Proceeds from exercise of stock
     options                               11,682      19,887        5,014
   Proceeds from the issuance of common
     stock                                     --          --       32,806
   Other                                   (1,216)        (14)         (74)
                                       ----------   ---------   ----------

   Net cash provided by (used in)
     financing activities                (132,099)    (13,547)       9,202
                                       ----------   ---------   ----------

Condensed Statements of Cash Flows
Years Ended December 31 - continued
                                             1994        1993         1992
                                       ----------   ---------   ----------
Net increase (decrease) in cash and
   cash equivalents                        39,498     (28,941)      11,667
Cash and cash equivalents, beginning
   of year                                  1,479      30,420       18,753
                                       ----------   ---------   ----------

Cash and cash equivalents, end of year $   40,977   $   1,479   $   30,420
                                       ==========   =========   ==========

Quarterly Financial Information (Unaudited)
($000's except share data)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 1994 and 1993. All per share information has been restated for the 3 for 1 stock split effected in the form of a 200% stock dividend distributed to shareholders in May 1993.


                                         Quarter Ended
                             -----------------------------------------
                              Dec. 31  Sept. 30    June 30    March 31
                             --------  --------    --------   --------

1994
----
Total Interest Income       $216,323   $210,480   $198,539   $191,964
Net Interest Income          126,816    126,165    120,711    117,535
 Provision for Loan Losses 4,299 3,655 13,001 3,952 Income (loss) before Income Taxes
  and Extraordinary Items     76,090     71,338    (39,636)    60,011
Income (loss) before Extraordinary
  Items                       48,054     44,892    (37,061)    38,513
Net Income (loss)             58,473     46,015    (37,061)    38,513

Net Income (Loss) Per Share:
Primary:
Income (Loss) before Extraordinary
  Items                         0.49       0.45      (0.39)      0.39
Net Income (Loss)               0.60       0.46      (0.39)      0.39

Fully Diluted:
Income (Loss) before Extraordinary
  Items                         0.48       0.44      (0.39)      0.37
Net Income (Loss)               0.58       0.45      (0.39)      0.37

1993
----
Total Interest Income       $197,155   $197,439   $198,856   $200,027
Net Interest Income          121,554    119,705    120,260    118,760
Provision for Loan Losses      4,883      4,400      4,440      4,311
Income before Income Taxes    68,093     66,878     66,248     63,365
Net Income                    43,513     42,535     43,417     41,929
Net Income Per Share:
  Primary                       0.43       0.42       0.42       0.41
  Fully Diluted                 0.41       0.40       0.40       0.39

Common Dividends
Declared*                 1994     1993        1992       1991        1990
---------------------------------------------------------------------------
First Quarter            $0.14      $0.12      $0.11      $0.10      $0.09
Second Quarter            0.15      0.14        0.12       0.11       0.10
Third Quarter             0.15      0.14        0.12       0.11       0.10
Fourth Quarter            0.15      0.14        0.12       0.11       0.10
                         --------------------------------------------------
                         $0.59     $0.54       $0.48      $0.43      $0.39
                         ==================================================



* May not add due to rounding

Price Range of Stock
(Low and High Bid)     1994      1993      1992        1991      1990
------------------------------------------------------------------------
First Quarter
  Low               $20      $21  1/6   $17 1/4    $8 15/16  $10 5/8
  High               23 3/4   23 5/16    18 1/4     11 3/16   11 13/16

Second Quarter
  Low                19 1/4   22 15/16   16 15/16   10 9/16   10 1/4
  High               22 1/4   25  3/4    20 9/16    13 11/16  11

Third Quarter
  Low                19 5/8   21 1/4     19  3/16   12 3/4     8 1/2
  High               21 3/4   25         21 13/16   15 1/16   10 9/16

Fourth Quarter
  Low                18       21 3/4     20 1/16    14 3/16    7 3/4
  High               20 9/16  24 1/4     22 1/16    18 9/16    9 11/16

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of Marshall & Ilsley Corporation:

       We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

       As discussed in note one to the consolidated financial statements, effective January 1, 1994, the Corporation changed its method of accounting for certain investments in debt and equity securities. Effective January 1, 1992, the Corporation changed its method of accounting for postretirement benefits other than pensions and income taxes as described in note five to the consolidated financial statements.




                                                     /s/ Arthur Andersen LLP

Milwaukee, Wisconsin,
January 27, 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.


                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

       Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 1995, except for information as to executive officers which is set forth in Part I of this report.


Item 11.  Executive Compensation

       Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 1995.


Item 13.  Certain Relationships and Related Transactions

       Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 1995.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.   Financial Statements

            Consolidated Financial Statements:
                 Balance Sheets - December 31, 1994 and 1993
                 Statements of Income - years ended December 31, 1994, 1993, and 1992
                 Statements of Cash Flows - years ended December 31, 1994, 1993, and 1992
                 Statements of Shareholders' Equity - years ended December 31, 1994, 1993, and 1992
                 Notes to Financial Statements
                 Report of Independent Public Accountants

       2.   Financial Statement Schedules

            All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

       3.   Exhibits

            See Index to Exhibits of this Form 10-K.

(b)    Reports on Form 8-K

       During the last quarter of 1994, M&I did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MARSHALL & ILSLEY CORPORATION


                                             By  /s/ J.B. Wigdale
                                                 -----------------------------
                                                 J. B. Wigdale
                                                 Chairman of the Board

                                             Date:  March 22, 1995

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 /s/ J.B. Wigdale
-----------------------------------------------
J. B. Wigdale
Chairman of the Board and a Director
(Chief Executive Officer)                              Date:  March 22, 1995

 /s/ G.H. Gunnlaugsson
-----------------------------------------------
G. H. Gunnlaugsson
Executive Vice President and a Director
(Chief Financial Officer)                              Date:  March 22, 1995

 /s/ P.R. Justiliano
-----------------------------------------------
P. R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)                         Date:  March 22, 1995

Directors:     Richard A. Abdoo, Oscar C. Boldt, J.P. Bolduc, Wendell F. Bueche,
               Jon F. Chait, Burleigh E. Jacobs, Jack F. Kellner, D.J. Kuester,
               Edward L. Meyer, Jr., Don R. O'Hare, San W. Orr, Jr., Peter M.
               Platten III, Stuart W. Tisdale, James O. Wright and Gus A.
               Zuehlke.


By  /s/ M.A. Hatfield                                  Date:  March 22, 1995
-----------------------------------------------
    M. A. Hatfield
    As Attorney-In-Fact*

  * Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                   MARSHALL & ILSLEY CORPORATION

                                         INDEX TO EXHIBITS
                                           (Item 14(a)3)


                                               ITEM
                                               ----
 (2) Agreement and Plan of Merger dated as of September 19, 1993, between M&I and Valley Bancorporation, incorporated by reference to M&I's Current Report on Form 8-K dated September 19, 1993
            (as amended by M&I's Current Report on Form 8-K/A dated September 19, 1993), SEC File No. 0-1220

 (3)   (a)  Restated Articles of Incorporation, incorporated by reference to
            M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, SEC File No. 0-1220

       (b) By-laws, as amended, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, SEC File No. 0-1220

 (4)   (a)  Indenture between M&I and Chemical Bank (as successor to
            Manufacturers Hanover Trust Company) dated as of November 15, 1985 ("Senior Indenture"), incorporated by reference to M&I's Registration Statement on Form S-3 (Registration No. 33-21377), as supplemented by the First Supplemental Indenture to the Senior Indenture dated as of May 31, 1990, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, and as supplemented by the Second Supplemental Indenture to the Senior Indenture dated as of July 15, 1993, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 0-1220

       (b) Form of Medium Term Notes, Series B, issued pursuant to the Senior Indenture, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, SEC File No. 0-1220

       (c) Form of Medium Term Notes, Series C, issued pursuant to the Senior Indenture, incorporated by reference to M&I's
            Registration Statement on Form S-3 (Reg. No. 33-64054)

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

       (i) Designation of Rights and Preferences of holders of Series A Preferred Stock, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

 (10)  (a)  1983 Executive Stock Option and Restricted Stock Plan, as
            amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

       (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

       (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan,incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 0-1220*

       (d) Directors Deferred Compensation Plan, adopted on February 14, 1985, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, SEC File No. 0-1220*

       (e) Consulting Agreement and Supplemental Retirement Plan dated as of October 1, 1986 between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

       (f) Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of August 13, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

       (g) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

       (h) 1986 Non-Qualified Stock Option Plan of M&I and related Stock Option Agreement between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

       (i) Form of employment agreements, dated November 5, 1990, between M&I and Messrs. Gunnlaugsson, Kuester, Strelow and Wigdale incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

       (j) Employment agreement, dated November 5, 1990, between M&I and Mr. Michael A. Hatfield incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

       (k) Employment agreement, dated as of November 5, 1990, between M&I and Mr. Delgadillo, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

       (l) Restricted Stock Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*


       (m) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

       (n) Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

       (o) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

       (p) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

       (q) Supplemental Retirement Agreement dated December 10, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, SEC File No. 0-1220*

       (r) Amendment to Supplemental Retirement Agreement dated December 16, 1993, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

       (s) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

       (t) Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I's Proxy Statement for the 1994 Annual Meeting of Shareholders, SEC File No. 0-1220*

       (u) Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I's Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 0-1220*

       (v) Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53897)*

       (w) Valley Bancorporation 1992 Incentive Stock Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1992 Annual Meeting of Shareholders (the "Valley 1992 Proxy Statement")*

       (x) Valley Bancorporation 1992 Outside Directors' Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*

       (y) Valley Bancorporation 1988 Nonqualified Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1988 Annual Meeting of Shareholders*

       (z) Valley Bancorporation 1986 Amended and Restated Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1987 Annual Meeting of Shareholders*

       (aa) Employment agreement between M&I and Mr. Peter M. Platten, III, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

       (bb) Letter agreement dated January 25, 1994 between Valley Bancorporation and Mr. Peter M. Platten, III*

       (cc) Employment agreement between M&I and Mr. Gary A. Lichtenberg, incorporated by reference herein to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

       (dd) Letter agreement dated January 25, 1994 between M&I and Mr. Gary A. Lichtenberg*

(11)   Computation of Net Income Per Common Share

(12)   Computation of Ratio of Earnings to Fixed Charges

(21)   Subsidiaries

(23)   Consent of Arthur Andersen LLP

(24) Powers of attorney for Messrs. Abdoo, Boldt, Bolduc, Bueche, Chait, Jacobs, Kellner, Kuester, Meyer, O'Hare, Orr, Platten, Tisdale, Wright, and Zuehlke

(27)   Financial Data Schedule.

The Company will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.
_________________________

*Management contract or compensatory plan or arrangement.