Form 10-Q
period 1995-03-31
MARSHALL & ILSLEY CORP/WI/
filed 1995-05-15
CIK 62741

elinl
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995
                 ---------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
           Class                                         April 30, 1995
           -----                                        ----------------
Common Stock, $1.00 Par Value                               93,384,779

                        PART 1 - FINANCIAL INFORMATION

                         MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                          ($000's except share data)

                                           March 31   December 31    March 31
Assets                                       1995         1994         1994
- ------                                   ------------ ------------ ------------
Cash and cash equivalents:
  Cash and due from banks                   $570,748     $685,919     $586,395
  Federal funds sold and
    security resale agreements               208,250      205,248      151,699
  Money market funds                         115,765       76,724       70,843
                                         ------------ ------------ ------------
Total cash and cash equivalents              894,763      967,891      808,937

Trading securities                             4,554       20,361        6,490

Other short-term investments                  28,509       43,519       45,426

Investment securities held to maturity,
  market value $417,615 ($419,521 December
  31, and $328,264 March 31, 1994)           421,301      429,456      326,423

Investment securities available for sale at
  market value                             1,860,232    1,865,147    2,181,015
                                         ------------ ------------ ------------
Total investment securities                2,281,533    2,294,603    2,507,438

Loans                                      8,967,409    8,792,492    8,624,404
  Less: Allowance for loan losses            157,689      153,961      137,174
                                         ------------ ------------ ------------
Net loans                                  8,809,720    8,638,531    8,487,230

Premises and equipment, net                  294,786      286,435      298,744
Accrued interest and other assets            346,766      361,609      295,246
                                         ------------ ------------ ------------
Total Assets                             $12,660,631  $12,612,949  $12,449,511
                                         ============ ============ ============
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                     $1,966,315   $2,199,016   $2,059,855
  Interest bearing                         7,468,690    7,300,064    7,707,750
                                         ------------ ------------ ------------
Total deposits                             9,435,005    9,499,080    9,767,605
Funds purchased and security
  repurchase agreements                      918,878      944,843      939,410
Other short-term borrowings                  122,353      166,299      176,653
Long-term borrowings                         765,375      653,777      227,770
Accrued expenses and other liabilities       290,731      287,654      223,240
                                         ------------ ------------ ------------
Total liabilities                         11,532,342   11,551,653   11,334,678

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 348,944 shares issued
    (348,944 December 31 and 185,314
    March 31, 1994)                              349          349          185
  Common stock, $1.00 par value; 99,494,335
    shares issued  (99,494,335 December 31,
    and 102,120,704 March 31, 1994)           99,494       99,494      102,121
  Additional paid-in capital                 189,743      194,697      237,683
  Retained earnings                          976,882      945,469      921,925
  Less: Treasury common stock, at cost;
          5,896,692 shares (6,964,920
          December 31, and 6,550,461
          March 31, 1994)                    121,983      143,438      136,379
        Deferred compensation                  1,281        1,203        1,690
        Net unrealized losses on securities
          available for sale,
          net of related taxes                14,915       34,072        9,012
                                         ------------ ------------ ------------
Total shareholders' equity                 1,128,289    1,061,296    1,114,833
                                         ------------ ------------ ------------
Total Liabilities and
  Shareholders' Equity                   $12,660,631  $12,612,949  $12,449,511
                                         ============ ============ ============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     1995             1994
Interest income:                                 ------------     ------------
  Loans                                             $185,663         $160,071
  Investment securities:
    Taxable                                           28,271           26,453
    Exempt from Federal income taxes                   4,066            4,114
  Trading securities                                     125               44
  Short-term investments                               3,558            1,282
                                                 ------------     ------------
Total interest income                                221,683          191,964

Interest expense:
  Deposits                                            73,498           61,596
  Short-term borrowings                               14,807            6,853
  Long-term borrowings                                12,434            5,980
                                                 ------------     ------------
Total interest expense                               100,739           74,429
                                                 ------------     ------------
Net interest income                                  120,944          117,535
Provision for loan losses                              3,983            3,952
                                                 ------------     ------------
Net interest income after
  provision for loan losses                          116,961          113,583
Other income:
  Data processing services                            47,849           37,599
  Trust services                                      15,207           15,570
  Other customer services                             27,598           30,100
  Net securities gains                                    18              817
  Other                                                7,031            8,998
                                                 ------------     ------------
Total other income                                    97,703           93,084
Other expense:
  Salaries and employee benefits                      80,864           84,152
  Net occupancy                                        8,939           10,103
  Equipment                                           14,847           15,869
  Payments to regulatory agencies                      5,482            5,934
  Processing charges                                   4,493            4,874
  Supplies and printing                                3,429            3,362
  Professional services                                3,651            2,062
  Other                                               20,980           20,300
                                                 ------------     ------------
Total other expense                                  142,685          146,656
                                                 ------------     ------------
Income before income taxes                            71,979           60,011
Provision for income taxes                            25,844           21,498
                                                 ------------     ------------
Net income                                           $46,135          $38,513
                                                 ============     ============
Net income per common share:
  Primary                                              $0.47            $0.39
  Fully Diluted                                        $0.46            $0.37

Dividends paid per common share                        $0.15            $0.14

Weighted average common shares outstanding:
  Primary                                             98,492           99,682
  Fully diluted                                      102,407          105,398

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     1995             1994
                                                 ------------     ------------
Net Cash Provided by Operating Activities            $86,813         $113,381

Cash Flows From Investing Activities:

  Net decrease in securities with maturities of
    three months or less                              15,270            4,750
  Proceeds from sales of securities available
    for sale                                             211            1,997
  Proceeds from maturities of longer term
    securities                                       167,214          384,265
  Purchases of longer term securities                (81,970)        (339,781)
  Net increase in loans                              (62,901)         (95,238)
  Purchases of assets to be leased                   (30,206)         (15,747)
  Principal payments on lease receivables             31,282           28,270
  Fixed asset purchases, net                         (10,138)         (10,438)
  Cash of banks acquired, net                         11,408                -
  Other                                                4,078             (506)
                                                 ------------     ------------
    Net cash provided by (used in) investing
       activities                                     44,248          (42,428)
                                                 ------------     ------------
Cash Flows From Financing Activities:

  Net decrease in deposits                          (212,959)        (404,031)
  Proceeds from issuance of commercial paper         201,403          267,746
  Payments for maturity of commercial paper         (218,090)        (291,548)
  Net increase (decrease) in other short-term
    borrowings                                       (57,370)         410,625
  Proceeds from issuance of long-term debt           179,185            7,774
  Payments of long-term debt                         (70,099)          (7,643)
  Dividends paid                                     (14,710)         (13,700)
  Purchases of treasury stock                        (14,415)         (19,886)
  Other                                                2,866            4,013
                                                 ------------     ------------
    Net cash used in financing activities           (204,189)         (46,650)
                                                 ------------     ------------
Net increase (decrease) in cash and cash
    equivalents                                      (73,128)          24,303

Cash and cash equivalents, beginning of year         967,891          784,634
                                                 ------------     ------------
Cash and cash equivalents, end of period            $894,763         $808,937
                                                 ============     ============
Supplemental cash flow information:
  Cash paid during the period for:

    Interest                                         $93,195          $72,092
    Income taxes                                      11,616            9,300

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                       March 31, 1995 & 1994 (Unaudited)

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1994 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of results to be expected for the entire year.

2. The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 3,000,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes.

    The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.

3.  The Corporation's loan portfolio consists of the following ($000's):

                                           March 31   December 31    March 31
                                             1995         1994         1994
                                         ------------ ------------ ------------
    Commercial financial & agricultural   $2,761,004   $2,696,724   $2,684,538
    Real estate:
       Construction                          358,390      378,316      319,958
       Residential Mortgage                2,332,221    2,240,287    2,131,133
       Commercial Mortgage                 2,095,285    2,062,022    2,023,181
                                         ------------ ------------ ------------
    Total real estate                      4,785,896    4,680,625    4,474,272
    Personal                               1,158,305    1,178,453    1,214,295
    Lease financing                          262,204      256,690      251,299
                                         ------------ ------------ ------------
                                          $8,967,409   $8,812,492   $8,624,404
                                         ============ ============ ============

4. Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investment securites classified as available for sale are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity.

    Investment securities, by type, held by the Corporation are as follows ($000's):
                                            March 31   December 31    March 31
                                              1995         1994         1994
                                         ------------ ------------ ------------
    Investment securities held to maturity:
       U.S. treasury and
         government agencies                $134,207     $134,080         -
       State and political subdivisions      282,234      290,483     $322,051
       Other                                   4,860        4,893        4,372
                                         ------------ ------------ ------------
    Investment securities
      held to maturity                       421,301      429,456      326,423
                                         ------------ ------------ ------------
    Investment securities available for sale:
       U.S. treasury and
         government agencies               1,767,147    1,836,476    2,080,659
       Other                                  93,085       81,640      100,356
                                         ------------ ------------ ------------
    Investment securities
      available for sale                   1,860,232    1,918,116    2,181,015
                                         ------------ ------------ ------------
    Total Investment Securities           $2,281,533   $2,347,572   $2,507,438
                                         ============ ============ ============

                         MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued

                        March 31, 1995 & 1994 (Unaudited)


5. On May 31, 1994, Valley Bancorporation merged with and into the Corporation in a tax-free reorganization accounted for as a pooling of interests. Accordingly, prior year financial statements have been restated to give effect to this transaction. A reconciliation of net interest income and net income of the Corporation as previously reported to the amounts reported for the three months ended March 31, 1994 as restated for the pooling of interests is as follows ($ in thousands):
                                                             Three
                                                          Months Ended
                                                          Mar.31, 1994
    Net Interest Income:                                  ------------
       Corporation, as previously reported                    $74,296
       Valley Bancorporation                                   43,239
                                                          ------------
    Combined Net Interest Income                             $117,535
                                                          ============
    Net Income:
       Corporation, as previously reported                    $28,174
       Valley Bancorporation                                   10,339
                                                          ------------
    Combined Net Income                                       $38,513
                                                          ============

    On February 1, 1995, the Corporation acquired the Bank of Burlington ("Burlington") in a tax-free reorganization accounted for as a purchase. Approximately 1.5 million of the Corporation's treasury common shares with an aggregate estimated market value of $29.1 million were exchanged for the outstanding common shares of Burlington. The results of operations for Burlington are included from the date of acquisition and are not material to the Corporation. The following table presents the preliminary fair values of the assets acquired and liabilities assumed and net cash received for the purchase of Burlington ($ in thousands).

    Preliminary estimated fair value of assets acquired               $179,927
                                                                   ============
    Preliminary estimated fair value of liabilities assumed           $150,689
                                                                   ============
    Cash received in acquisition                                       $11,560
                                                                   ============
    Net cash received in acquisition                                   $11,408
                                                                   ============

6. Effective January 1, 1995, the Corporation adopted Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, " Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively SFAS 114). SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans effective interest rate. As a practical matter, impairment may be measured based on the loan's observable market price or the fair value of the collateral for loans which are collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

    Prior to 1995, the allowance for loan losses attributable to impaired loans was based on undiscounted cash flows without considering interest or the fair value of the collateral for collateral dependent loans. As a result of these new standards, no additional allowance for loan losses was required as of January 1, 1995.

                         MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Concluded

                        March 31, 1995 & 1994 (Unaudited)


    At March 31, 1995 the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows ($ in thousands):

                                               Recorded    Valuation
                                              Investment   Allowance
                                             ------------ ------------

    Total Impaired Loans and Leases
       (Nonaccrual and Renegotiated)             $48,036

    Loans and Leases Excluded from
       Evaluation under SFAS 114                 (19,944)
                                             ------------
    Impaired Loans Evaluated                     $28,092
                                             ============

    Valuation Allowance Required                  $3,474       $1,441

    No Valuation Allowance Required               24,618
                                             ------------ ------------
    Impaired Loans Evaluated                     $28,092       $1,441
                                             ============ ============

    The recorded investment in impaired loans for which no allowance is required is net of previous direct writedowns and applications of cash interest payments against the loan balance outstanding. The required valuation allowance is included in the allowance for loan losses in the consolidated balance sheet at March 31, 1995.

    The average recorded investment in total impaired loans and leases for the three months ended March 31, 1995 was $49,129.

    Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. For the three months ended March 31, 1995 interest income recognized on total impaired loans amounted to $346. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $1,234 for the same period.

    The activity in the allowance for loan losses for the three months ended March 31, 1995 and 1994 is presented below ($ in thousands):

                                                 1995         1994
                                             ------------ ------------
    Balance at beginning of year                $153,961     $133,600

    Allowance of Bank Acquired                     1,747            -

    Provision for Loan Losses                      3,983        3,952

    Charge-offs                                   (3,598)      (2,287)

    Recoveries                                     1,596        1,909
                                             ------------ ------------
    Balance at March 31,                        $157,689     $137,174
                                             ============ ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     1995             1994
                                                 ------------     ------------
Assets
- ------
Cash and due from banks                             $579,909         $632,653
Short-term investments                               238,508          155,182
Trading securities                                    10,731            3,919
Investment securities:
  Taxable                                          1,975,106        2,213,208
  Tax-exempt                                         322,093          360,802
                                                 ------------     ------------
Total investment securities                        2,297,199        2,574,010
Loans:
  Commercial                                       2,696,722        2,616,248
  Real estate                                      4,731,465        4,494,145
  Personal                                         1,165,967        1,203,754
  Lease financing                                    258,687          254,512
                                                 ------------     ------------
                                                   8,852,841        8,568,659
  Less: Allowance for loan losses                    156,104          135,798
                                                 ------------     ------------
Total loans                                        8,696,737        8,432,861

Premises and equipment, net                          290,486          299,349
Accrued interest and other assets                    343,648          272,263
                                                 ------------     ------------
Total Assets                                     $12,457,218      $12,370,237
                                                 ============     ============

Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                             $1,908,010       $2,041,067
  Interest bearing                                 7,372,538        7,769,283
                                                 ------------     ------------
Total deposits                                     9,280,548        9,810,350
Funds purchased and security repurchase
  agreements                                         948,142          800,960
Other short-term borrowings                           91,965          113,337
Long-term borrowings                                 742,231          294,111
Accrued expenses and other liabilities               287,664          215,713
                                                 ------------     ------------
Total liabilities                                 11,350,550       11,234,471

Shareholders' equity                               1,106,668        1,135,766
                                                 ------------     ------------
Total Liabilities and Shareholders' Equity       $12,457,218      $12,370,237
                                                 ============     ============

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
                             RESULTS OF OPERATIONS



THREE MONTHS ENDED MARCH 31, 1995 AND 1994
__________________________________________

Net income for the first quarter of 1995 was $46.1 million compared to $38.5 million for the same period one year ago. Fully diluted earnings per share for the first quarter of 1995 amounted to $.46 compared to $.37 for the same quarter last year. The Corporation's return on average assets and return on average shareholders' equity were 1.50% and 16.91% for the three months ended March 31, 1995 and 1.26% and 13.75% for the three months ended March 31, 1994, respectively.

The increase in net income of $7.6 million or 19.8% is attributable to an increase in net interest income, growth in fee revenue and lower operating expenses due to cost savings achieved since the merger with Valley Bancorporation (Valley) in May, 1994.


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
____________________________________________

The provision for loan losses amounted to $4.0 million in the first quarter of 1995 relatively unchanged from the first quarter of 1994. The 1995 provision level reflects the continued current favorable trends in nonperforming assets and net charge-offs in relation to the allowance for loan losses.

At March 31, 1995, nonperforming assets were $68.9 million, the lowest level reported over the past five quarters. Nonaccrual loans, the largest component of nonperforming assets, decreased $0.4 million when compared to the same period last year and declined $0.6 million since the fourth quarter of 1994.

Total nonaccrual commercial loans and leases reflected an increase for the first quarter of 1995 compared to the same period last year and increased $3.2 million since December 31, 1994. Total nonaccrual real estate loans decreased $1.0 million in the first quarter of 1995 compared to the first quarter of last year and $3.7 million compared to the fourth quarter of 1994. A decline in nonaccrual commercial real estate loans was the primary reason for the decrease.

Nonaccrual residential real estate loans, which increased to $11.5 million at December 31, 1994 from $9.5 million at March 31, 1994 remained relatively unchanged at March 31, 1995. The change in nonaccrual personal loans was insignificant.

Net charge-offs in the first quarter of 1995 amounted to $2.0 million or .09% of average loans annualized. The first quarter 1995 net charge-offs were $1.6 million higher than the same period last year, however they were $0.8 million less than the fourth quarter of 1994.

The allowance for loan losses was $157.7 million or 1.76% of total loans at March 31, 1995 compared to $154.0 million or 1.75% of total loans at December 31, 1994 and $137.2 million or 1.59% of total loans at March 31, 1994. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 265% at year-end 1994 to 273% at the end of the current quarter. At March 31, 1994, the coverage ratio was 242%. The increase in the allowance for loan losses and corresponding coverage ratios at December 31, 1994 and March 31, 1995 was positively impacted by the special loan loss provision of $8,950 recorded in June, 1994 to conform Valley's loan valuation policies with those of the Corporation.

The following tables present certain credit quality information and statistics at March 31, 1995 as well as for the previous four quarters.

                    CONSOLIDATED CREDIT QUALITY INFORMATION
                                    ($000's)

                             1995                   1994
                           _____________________________________________

                            First   Fourth    Third   Second    First
                           Quarter  Quarter  Quarter  Quarter  Quarter
                           _____________________________________________

NONPERFORMING ASSETS

Nonaccrual                 $ 44,210 $ 44,766 $ 53,987 $ 49,384 $ 44,571

Renegotiated                  3,826    4,172    4,748    4,328    4,019

Past Due 90 Days or More      9,653    9,093    8,551    7,613    8,028
                           _____________________________________________

Total Nonperforming Loans  $ 57,689 $ 58,031 $ 67,286 $ 61,325 $ 56,618

Other Real Estate Owned      11,209   12,114    9,697    8,494   12,813
                           _____________________________________________

Total Nonperforming Assets $ 68,898 $ 70,145 $ 76,983 $ 69,819 $ 69,431
                          ==============================================

ALLOWANCE FOR LOAN LOSSES  $157,689 $153,961 $152,470 $149,371 $137,174
                          ==============================================

NONACCRUAL LOANS BY TYPE

Commercial
  Commercial, Financial &
    Agricultural           $ 11,134 $  8,372 $ 11,944 $ 11,410 $  9,856

  Lease Financing
    Receivables               2,086    1,601    2,883    2,106    2,756
                          ______________________________________________

Total Commercial             13,220    9,973   14,827   13,516   12,612

Real Estate
  Construction and Land
    Development                 731      902    3,862    3,135      493

  Commercial Mortgage        16,227   19,706   21,769   20,188   19,357

  Residential Mortgage       11,378   11,453   10,725   10,062    9,492
                           _____________________________________________

Total Real Estate            28,336   32,061   36,356   33,385   29,342

Personal                      2,654    2,732    2,804    2,483    2,617
                           _____________________________________________

Total Nonaccrual Loans     $ 44,210 $ 44,766 $ 53,987 $ 49,384 $ 44,571
                          ==============================================

                             1995                   1994
                           _____________________________________________

                            First   Fourth    Third   Second    First
                           Quarter  Quarter  Quarter  Quarter  Quarter
                           _____________________________________________

RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN LOSSES

Beginning Balance          $153,961 $152,470 $149,371 $137,174 $133,600

Provision for Loan Losses     3,983    4,299    3,655   13,001    3,952

Allowance of Bank Acquired    1,747      ---      ---      ---      ---

Loans Charged-off
   Commercial                   809    1,192      653      974      482

   Real Estate                1,328    1,501      383    1,191      903

   Personal                   1,328    1,636      877    1,089      773

   Leases                       133      409       80      289      129
                          ______________________________________________

Total Charge-offs             3,598    4,738    1,993    3,543    2,287

Recoveries on Loans
   Commercial                   890    1,062      381    1,683      549

   Real Estate                  225      386      681      538      869

   Personal                     479      448      347      504      490

   Leases                         2       34       28       14        1
                          ______________________________________________

Total Recoveries              1,596    1,930    1,437    2,739    1,909
                          ______________________________________________

Net Loans Charged-off         2,002    2,808      556      804      378
                          ______________________________________________

Ending Balance             $157,689 $153,961 $152,470 $149,371 $137,174
                          ==============================================

CONSOLIDATED STATISTICS

Net Charge-offs
   to Average Loans
     Annualized                0.09%    0.13%    0.02%    0.04%    0.02%

Total Nonperforming Loans
   to Total Loans              0.64     0.66     0.76     0.70     0.66

Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned           0.77     0.80     0.86     0.80     0.80

Allowance for Loan Losses
   to Total Loans              1.76     1.75     1.71     1.71     1.59

Allowance for Loan Losses
   to Nonperforming Loans       273      265      227      244      242

As more fully discussed in Note 6 to the consolidated financial statements, the Corporation adopted the new accounting standards on loan impairment effective January 1, 1995. No additional allowance for loan losses was required as a result of adopting these pronouncements.


INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS
________________________________________________________________

The following table presents a summarized view of each of the major elements of the consolidated income statement for the last five quarters. Each of the elements is stated as a percent of the average total assets for the respective quarter and, where appropriate, is converted to a fully taxable basis.

The results for 1994 exclude the after-tax merger related charges of $76.1 million in the second quarter and the merger related gains of $1.1 million and $11.0 million in the third and fourth quarters, respectively.

                            1995                 1994
                           __________________________________________

                            First  Fourth   Third  Second  First
                           Quarter Quarter Quarter Quarter Quarter
                           __________________________________________

Interest Income               7.29%   6.99%   6.74%   6.48%   6.38%

Interest Expense             (3.28)  (2.86)  (2.67)  (2.51)  (2.44)
                             ______  ______  ______  ______ ______

Net Interest Income           4.01    4.13    4.07    3.97    3.94

Provision for Loan Losses    (0.13)  (0.14)  (0.12)  (0.13)  (0.13)

Net Securities Gains (Losses) 0.00    0.02    0.01   (0.01)   0.03

Other Income                  3.18    2.96    2.89    2.94    3.02

Other Expense                (4.64)  (4.51)  (4.52)  (4.71)  (4.81)
                             ______  ______  ______  ______ ______

Income Before Income Taxes    2.42    2.46    2.33    2.06    2.05

Income Taxes                 (0.92)  (0.94)  (0.91)  (0.80)  (0.79)
                             ______  ______  ______  ______ ______

Return on Assets              1.50%   1.52%   1.42%   1.26%   1.26%
                             ======  ======  ======  ====== ======


NET INTEREST INCOME
___________________

Net interest income for the first quarter of 1995 was $120.9 million compared to $117.5 million for the same period one year ago, an increase of $3.4 million or 2.9%. The benefit of the increase in rates earned and a slight increase in the average volume of earning assets, primarily loans, offset the effects of the increase in the rates paid on interest bearing liabilities and the negative impact of the change in liability mix.

Average earning assets increased $97.5 million or 0.9% in the first quarter of 1995 compared to the same period one year ago. Average loan growth of $284.2 million or 3.3% was offset, in part, by a decline in average total investment securities of $276.8 million.

Total average interest bearing liabilities increased $177.2 million or 2.0% in the first quarter of 1995 compared to the same period last year. The composition of average interest bearing liabilities reflects the liability mix change that was seen throughout 1994. Interest bearing deposits declined $396.7 million and the lack of noninterest bearing deposit growth resulted in short-term borrowings increasing $125.8 million in the first quarter of 1995 compared to the same period a year ago. Long-term borrowings also increased $448.1 million from $294.1 for the first quarter of 1994 to $742.2 million for the current quarter. Noninterest bearing deposit accounts declined $133.1 million.

As part of the 1994 acquisition of Valley, the Corporation completed certain required branch divestitures along with a number of other branch sales. The total amount of deposits sold was approximately $300 million and total loan sales were approximately $200 million. The effect of these divestitures was somewhat offset by the February 1, 1995 acquisition of the Bank of Burlington, which was accounted for as a purchase. This bank had total loans of $113 million and total deposits of $149 million at the date of acquisition.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below (amounts in millions):

                         1995                1994
                      ________________________________________________
                                                              Annual
                        First  Fourth   Third  Second   First Growth
                       Quarter Quarter Quarter Quarter Quarter PCT
                      ________________________________________________

Commercial Loans        $2,697 $ 2,643 $ 2,740 $ 2,715 $2,616   3.1%

Real Estate Loans
 Construction              367     385     343     321    331  10.9
 Commercial
  Mortgages              2,072   2,058   2,066   2,031  2,016   2.8
 Residential
  Mortgages              2,292   2,227   2,219   2,149  2,147   6.7
                        _________________________________________________
Total Real Estate Loans  4,731   4,670   4,628   4,501  4,494   5.3

Personal Loans
 Personal Loans            872     901     946     952    948  (8.1)
 Student Loans             294     278     265     259    256  15.3
                        _________________________________________________
Total Personal Loans     1,166   1,179   1,211   1,211  1,204  (3.1)

Lease Financing
 Receivables               259     257     258     257    255   1.6
                        _________________________________________________

Total Consolidated
  Average Loans         $8,853 $ 8,749 $ 8,837 $ 8,684 $8,569   3.3%
                      ===================================================

The composition of the Corporation's quarterly average deposits for the current quarter and prior year's quarters are as follows (amounts in millions):

                         1995                1994
                      ________________________________________________
                                                              Annual
                        First  Fourth   Third  Second   First Growth
                       Quarter Quarter Quarter Quarter Quarter PCT
                      ________________________________________________

Noninterest
 Bearing
  Commercial            $1,248 $ 1,363 $ 1,298 $ 1,271 $1,270  (1.7)%
  Personal                 400     413     432     444    426  (6.0)
  Other                    260     318     305     322    345 (24.8)
                        __________________________________________________

Total Noninterest
  Bearing Deposits       1,908   2,094   2,035   2,037  2,041  (6.5)

Interest Bearing
  Savings & NOW          2,084   2,290   2,484   2,477  2,455 (15.1)
  Money Market           1,767   1,606   1,495   1,481  1,523  16.0
  Other CDs & Time
    Deposits             3,037   3,135   3,227   3,233  3,313  (8.3)
  CDs Greater than
    $100                   485     350     444     481    478   1.4
                        _________________________________________________

Total Interest
  Bearing Deposits       7,373   7,381   7,650   7,672  7,769  (5.1)
                        _________________________________________________

Total Consolidated
  Average Deposits      $9,281 $ 9,475 $ 9,685 $ 9,709 $9,810  (5.4%)
                        =================================================

The yield on average earning assets increased 99 basis points while the cost of interest-bearing deposits increased 82 basis points in the first quarter of 1995 compared to the same period last year. During the third quarter of 1994, the Corporation began offering a money market index account to attract new deposits.

For the first quarter of 1995, the average money market index account amounted to approximately $610 million. This new product resulted in approximately $300 million of new deposit growth. The remaining balances were the result of disintermediation from other M&I deposit accounts. The average rate paid on this index account amounted to 5.4% compared to 3.7% for the tier equivalent nonindexed money market account for the three months ended March 31, 1995. The increase in short-term borrowing costs of 273 basis points also impacted net interest income. The average cost of long-term borrowings decreased 146 basis points due, in part, to the conversion of $16.4 million of 8.5% convertible debt and refinancing of $53 million of Valley Senior debt (with an average cost of approximately 9.9%) during the second and third quarters of 1994, respectively. As previously stated, the average volume of long-term borrowings increased. During the second quarter of 1994, the Corporation's banking subsidiaries began offering Bank Notes. The Bank Notes provide an additional funding source along with those traditionally available to our banking affiliates. For the first quarter of 1995 average Bank Notes amounted to $357.6 million. These notes were issued for a two-year term and have floating interest rates.

The possible continuing lack of deposit and earning asset growth, and shift of deposit mix into the higher cost categories, may continue to put pressure on the margins.

At the present time, the Corporation is not involved in derivatives, other than normal foreign exchange trading.

Yield & Cost Analysis           1995                       1994
  ($000's)       _________________________________________________________
                                       Average                    Average
                     Average          Yield or   Average          Yield or
                     Balance Interest   Cost     Balance Interest  Cost
                 _________________________________________________________

Loans            $ 8,852,841 $186,193  8.53% $ 8,568,659 $160,696  7.61%
Investment
 Securities:
   Taxable         1,975,106   28,271  5.80    2,213,208   26,453  4.85
   Tax Exempt        322,093    5,798  7.30      360,802    6,075  6.83
Other Short-term
 Investments         249,239    3,688  6.00      159,101    1,330  3.39
                 _________________________________________________________

Total Interest
 Earning Assets  $11,399,279 $223,950  7.97% $11,301,770 $194,554  6.98%
                 =========================================================

Money Market
  Savings        $ 1,766,662 $ 17,124  3.93% $ 1,523,127 $  8,865  2.36%
Regular Savings
 & NOW             2,083,717   11,322  2.20    2,454,542   11,817  1.95
Other CDs & Time
 Deposits          3,036,848   38,491  5.14    3,313,169   36,280  4.44
CD's Greater than
 $100                485,311    6,561  5.48      478,445    4,634  3.93
                 _________________________________________________________
Total Interest
  Bearing Deposits  7,372,538  73,498  4.04    7,769,283   61,596  3.22
Short-term
 Borrowings        1,040,107   14,807  5.77      914,297    6,853  3.04
Long-term
 Borrowings          742,231   12,434  6.79      294,111    5,980  8.25
                 ________________________________________________________
Total Interest
 Bearing
 Liabilities     $ 9,154,876 $100,739  4.46% $ 8,977,691 $ 74,429  3.36%
                 ========================================================

Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                     $123,211   4.38%             $120,125  4.31%
                            ========   =====             ========  =====


OTHER INCOME
____________

Total other income was $97.7 million for the first quarter of 1995, an increase of $4.6 million or 5.0% when compared to $93.1 million earned in the first quarter of 1994. Fees from data processing services grew $10.3 million or 27.3% and amounted to $47.8 million this quarter compared to $37.6 million for the same period last year. This increase was due primarily to processing and software sales revenue. Lower security gains realized in the first quarter of 1995 compared to the same period last year resulted in a decline of $.8 million.

Trust fees declined $.4 million or 2.3%. While total trust fees were lower for the first quarter of 1995 when compared to the same quarter last year, it increased when compared to the last three quarters of 1994. Fees from other customer services declined 8.3% or $2.5 million. A $1.1 million decrease in service charges on deposit accounts and a decline of $1.4 million in other commissions and fees accounted for the change. Other income decreased $2.0 million or 27.0% this quarter compared to the same quarter last year. This decline resulted primarily from the sales of the Corporation's insurance agencies in the later part of 1994.


OTHER EXPENSE
_____________

Total other expense for the first quarter of 1995 declined $4.0 million or 2.7%, from the same period a year ago. A majority of the expense categories reflected a decrease or a modest increase when compared to the first quarter of 1994. As noted in our 1994 Annual Report to shareholders, a restructuring/merger charge related to the Valley merger was recorded in the second quarter of 1994. This $76.6 million charge reflected the costs associated with a reduction in work force, the write-off of duplicate computer and software costs, and other one-time costs. The decline in salaries and benefits expense, occupancy, and equipment expense reflects the cost savings achieved through the merger. The decrease in payments to regulatory agencies was primarily due to lower deposit insurance costs due to the sale of deposit accounts in 1994 and a decline in insured deposit accounts overall. Supplies expense were not significantly affected by the merger. Professional services expense amounted to $3.7 million for the first quarter of 1995 compared to $2.1 million for the same period last year. Approximately $.8 million of the increase was due to costs incurred for technological assistance in software development. The other miscellaneous expense category is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. Despite the professional services expense increase of $.8 million, the amount of cost capitalized, net of amortization in the first quarter of 1995, was less than the amount recorded in the first quarter of 1994 by approximately $0.5 million.

As noted in prior discussions, M&I Data Services, the Corporation's data processing division (DSI) has been a large contributor to the Corporation's overall expense growth. As part of the Valley merger, Valley's data processing and operations subsidiary, which performed data processing and operational
functions for their affiliated companies only, was merged into DSI.    While DSI
continues to grow and expand, the merger efficiencies have resulted in DSI's expense growth declining to 11.6% for the first quarter of 1995 when compared to the same period one year ago. Excluding DSI's growth in total other expenses, our other affiliates realized an overall expense decline of approximately $9.8 million when comparing the first quarter of 1995 to the same period last year.

INCOME TAXES
____________

The income tax provision for the three months ended March 31, 1995 amounted to $25.8 million compared to $21.5 million for the three months ended March 31, 1994. The effective tax rate remained relatively unchanged.

MERGER/RESTRUCTURING - UPDATE
_____________________________

As noted above, the merger/restructuring charge of $76.6 million recorded in June, 1994, was the result of the acquisition of Valley and reflected the costs associated with executive contracts and the reduction in workforce, the write-off of duplicate computer and software costs, system conversion costs, professional fees, and other net costs associated with the merger. As part of the merger/restructuring process the Corporation in 1994 merged 15 bank charters and four financial service affiliates into other M&I affiliates which were providing similar services. The Corporation also closed 49 branch locations which included 19 required branch divestitures. These activities resulted in a reduction of approximately 1,000 employees. During 1995 it is anticipated that seven additional bank charters will be merged. Since June 30, 1994 approximately 89% of the liability has been utilized either through cash payments, contractual commitments, or asset writedowns. At the present time, the Corporation anticipates that the June 30, 1994 merger/restructuring charge will be adequate to absorb all related costs.


CAPITAL RESOURCES
_________________

At March 31, 1995 Shareholders' equity amounted to $1.13 billion or 8.9% of total consolidated assets compared with $1.06 billion or 8.4% at December 31, 1994 and $1.11 billion or 9.0% at March 31, 1995.

During the first quarter of 1995 the net unrealized loss on securities available for sale decreased $19.2 million.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by the Corporation's Board of Directors. During the first quarter of 1995, 0.7 million shares were acquired at an aggregate cost of $15.9 million. Cumulatively 10.6 million shares have been acquired with an aggregate cost of $232.4 million since inception of the program in April 1993.

The corporation continues to have a strong capital base and its regulatory capital ratios remain significantly above the defined minimum regulatory ratios as shown in the following tables as of March 31, 1995.

                           RISK-BASED CAPITAL RATIOS
                               ($ in thousands)


                                    Amount              Ratio
                                  __________            ______

Tier 1 capital                    $1,082,740            11.51%
Tier 1 capital
  minimum requirement                376,124             4.00
                                  __________            ______

Excess                            $  706,616             7.51%
                                  ==========            ======


Total capital                     $1,314,203            13.98%
Total capital
  minimum requirement                752,248             8.00
                                  __________            ______

Excess                            $  561,955             5.98%
                                  ==========            ======


Risk-adjusted assets              $9,403,094



                                       LEVERAGE RATIO
                                       ($ in millions)

                               Amount                Ratio
                         ___________________      ____________

Tier 1 capital to
  adjusted total assets          $ 1,082,740             8.72%

Minimum leverage
  requirement (1)          372,667 - 621,112      3.00 - 5.00
                         ___________________      ____________

Excess                   $ 710,073 - 461,628      5.72 - 3.72%
                         ===================      ============

Adjusted average total assets    $12,422,247



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

                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K
_________________________________________

A.     Exhibits:

       Exhibit 10 - Employment Agreement dated March 15, 1992 and amended
                    April 3, 1995, between Marshall & Ilsley Corporation and Mr. Donald W. Layden, Jr.

       Exhibit 11 - Statement - Computation of Earnings Per Share

       Exhibit 12 - Marshall & Ilsley Corporation Computation of Ratio of
                    Earnings to Fixed Charges

       Exhibit 27 - Financial Data Schedule


B.     Reports on Form 8-K:

       None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MARSHALL & ILSLEY CORPORATION
                                          (Registrant)




                                  /s/ P.R. Justiliano
                                  _________________________________

                                  P.R. Justiliano
                                  Senior Vice President and
                                  Corporate Controller
                                  (Chief Accounting Officer)



                                  /s/ J.E. Sandy
                                  _________________________________

                                  J.E. Sandy
                                  Vice President




May 12, 1995