Form 10-Q
period 1995-06-30
MARSHALL & ILSLEY CORP/WI/
filed 1995-08-14
CIK 62741

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995
                 ---------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
           Class                                         July 31, 1995
           -----                                        ----------------
Common Stock, $1.00 Par Value                               94,018,135

                        PART 1 - FINANCIAL INFORMATION

                         MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                          ($000's except share data)

                                            June 30     December 31    June 30
Assets                                        1995          1994         1994
------                                    ------------ -------------- ----------
Cash and cash equivalents:
  Cash and due from banks                    $630,157     $685,919     $728,451
  Federal funds sold and
    security resale agreements                 43,250      205,248       61,208
  Money market funds                          122,494       76,724      106,675
                                          ------------ ------------ ------------
Total cash and cash equivalents               795,901      967,891      896,334

Trading securities                             13,946       20,361        2,303

Other short-term investments                   37,735       43,519       32,619

Investment securities held to maturity,
  market value $453,617 ($419,521 December
  31, and $389,441 June 30, 1994)             451,079      429,456      389,342

Investment securities available for sale at
  market value                              1,845,273    1,865,147    2,016,777
                                          ------------ ------------ ------------
Total investment securities                 2,296,352    2,294,603    2,406,119

Loans                                       9,174,548    8,792,492    8,746,851
  Less: Allowance for loan losses             160,565      153,961      149,371
                                          ------------ ------------ ------------
Net loans                                   9,013,983    8,638,531    8,597,480

Premises and equipment, net                   291,396      286,435      287,827
Accrued interest and other assets             349,659      361,609      289,983
                                          ------------ ------------ ------------
Total Assets                              $12,798,972  $12,612,949  $12,512,665
                                          ============ ============ ============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                      $2,062,817   $2,199,016   $2,063,092
  Interest bearing                          7,564,044    7,300,064    7,570,335
                                          ------------ ------------ ------------

Total deposits                              9,626,861    9,499,080    9,633,427
Funds purchased and security
  repurchase agreements                       803,066      944,843    1,011,509
Other short-term borrowings                   279,702      166,299      164,954
Long-term borrowings                          642,413      653,777      383,562
Accrued expenses and other liabilities        279,890      287,654      251,524
                                          ------------ ------------ ------------
Total liabilities                          11,631,932   11,551,653   11,444,976

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 348,944 shares issued        349          349          349
  Common stock, $1.00 par value; 99,494,335
    shares issued  (99,494,335 December 31,
    and 99,497,416 June 30, 1994)              99,494       99,494       99,497
  Additional paid-in capital                  188,136      194,697      200,295
  Retained earnings                         1,007,105      945,469      870,338
  Less: Treasury common stock, at cost;
    6,457,394 shares (6,964,920 December 31,
    and 4,254,535 June 30, 1994)              134,037      143,438       88,224
        Deferred compensation                   1,132        1,203        1,511
  Net unrealized gains (losses) on securities
    available for sale, net of related taxes    7,125      (34,072)     (13,055)
                                          ------------ ------------ ------------
Total shareholders' equity                  1,167,040    1,061,296    1,067,689
                                          ------------ ------------ ------------
Total Liabilities and
    Shareholders' Equity                   $12,798,972  $12,612,949  $12,512,665
                                          ============ ============ ============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       1995             1994
Interest income:                                   ------------     ------------
  Loans                                               $195,406         $165,668
  Investment securities:
    Taxable                                             28,065           26,653
    Exempt from Federal income taxes                     4,135            4,384
  Trading securities                                       165               42
  Short-term investments                                 3,021            1,792
                                                   ------------     ------------
Total interest income                                  230,792          198,539

Interest expense:
  Deposits                                              82,044           61,710
  Short-term borrowings                                 12,717           10,138
  Long-term borrowings                                  13,748            5,980
                                                   ------------     ------------
Total interest expense                                 108,509           77,828
                                                   ------------     ------------
Net interest income                                    122,283          120,711
Provision for loan losses                                4,005           13,001
                                                   ------------     ------------
Net interest income after provision for loan losses    118,278          107,710
Other income:
  Data processing services                              52,337           38,612
  Trust services                                        16,058           14,564
  Other customer services                               26,078           29,949
  Net securities losses                                    (51)          (7,470)
  Other                                                  7,821            7,959
                                                   ------------     ------------
Total other income                                     102,243           83,614
Other expense:
  Salaries and employee benefits                        83,948           82,400
  Net occupancy                                          8,787            9,291
  Equipment                                             16,157           15,150
  Payments to regulatory agencies                        5,560            5,896
  Processing charges                                     4,361            4,549
  Supplies and printing                                  3,965            3,260
  Professional services                                  4,713            3,729
  Merger / Restructuring                                     -           76,562
  Other                                                 21,996           30,123
                                                   ------------     ------------
Total other expense                                    149,487          230,960
                                                   ------------     ------------
Income (loss) before income taxes                       71,034          (39,636)
Provision (benefit) for income taxes                    24,797           (2,575)
                                                   ------------     ------------
Net income (loss)                                      $46,237         ($37,061)
                                                   ============     ============
Net income (loss) per common share:
  Primary                                                $0.47           ($0.39)
  Fully Diluted                                          $0.46           ($0.39)

Dividends paid per common share                         $0.165           $0.150

Weighted average common shares outstanding:
  Primary                                               98,315           95,480
  Fully diluted                                        102,276           95,480

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                    Six Months Ended June 30,
                                                   -----------------------------
                                                       1995             1994
Interest income:                                   ------------     ------------
  Loans                                               $381,069         $325,739
  Investment securities:
    Taxable                                             56,336           53,106
    Exempt from Federal income taxes                     8,201            8,498
  Trading securities                                       290               86
  Short-term investments                                 6,579            3,074
                                                   ------------     ------------
Total interest income                                  452,475          390,503

Interest expense:
  Deposits                                             155,542          123,306
  Short-term borrowings                                 27,524           16,991
  Long-term borrowings                                  26,182           11,960
                                                   ------------     ------------
Total interest expense                                 209,248          152,257
                                                   ------------     ------------
Net interest income                                    243,227          238,246
Provision for loan losses                                7,988           16,953
                                                   ------------     ------------
Net interest income after provision for loan losses    235,239          221,293
Other income:
  Data processing services                             100,186           76,211
  Trust services                                        31,265           30,134
  Other customer services                               53,676           60,049
  Net securities losses                                    (33)          (6,653)
  Other                                                 14,852           16,957
                                                   ------------     ------------
Total other income                                     199,946          176,698
Other expense:
  Salaries and employee benefits                       164,812          166,552
  Net occupancy                                         17,726           19,394
  Equipment                                             31,004           31,019
  Payments to regulatory agencies                       11,042           11,830
  Processing charges                                     8,854            9,423
  Supplies and printing                                  7,394            6,622
  Professional services                                  8,364            5,791
  Merger / Restructuring                                    -            76,562
  Other                                                 42,976           50,423
                                                   ------------     ------------
Total other expense                                    292,172          377,616
                                                   ------------     ------------
Income before income taxes                             143,013           20,375
Provision for income taxes                              50,641           18,923
                                                   ------------     ------------
Net income                                             $92,372           $1,452
                                                   ============     ============
Net income per common share:
  Primary                                                $0.94            $0.01
  Fully Diluted                                          $0.91            $0.01

Dividends paid per common share                         $0.315           $0.290

Weighted average common shares outstanding:
  Primary                                               98,402           99,707
  Fully diluted                                        102,425           99,724

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                      Six Months Ended June 30,
                                                   -----------------------------
                                                       1995             1994
                                                   ------------     ------------
Net Cash Provided by Operating Activities              $99,369         $181,997

Cash Flows From Investing Activities:

  Net decrease in securities with maturities of
    three months or less                                 6,050           18,550
  Proceeds from sales of securities available
    for sale                                           103,827          567,963
  Proceeds from maturities of longer term
    securities                                         289,390          560,825
  Purchases of longer term securities                 (289,007)      (1,005,889)
  Net increase in loans                               (267,799)        (237,673)
  Purchases of assets to be leased                     (59,611)         (43,531)
  Principal payments on lease receivables               68,192           57,347
  Fixed asset purchases, net                           (16,434)         (21,795)
  Cash of banks acquired, net                           11,400
-
  Other                                                  7,530            4,726
                                                   ------------     ------------

    Net cash used in investing activities             (146,462)         (99,477)
                                                   ------------     ------------
Cash Flows From Financing Activities:

  Net decrease in deposits                             (21,104)        (538,209)
  Proceeds from issuance of commercial paper           598,826          777,733
  Payments for maturity of commercial paper           (608,449)        (800,562)
  Net increase (decrease) in other short-term
    borrowings                                        (166,260)         488,149
  Proceeds from issuance of long-term debt             207,394          173,330
  Payments of long-term debt                           (78,079)         (19,216)
  Dividends paid                                       (30,748)         (28,227)
  Purchases of treasury stock                          (31,301)         (31,045)
  Other                                                  4,824            7,227
                                                   ------------     ------------
    Net cash provided by (used in)
       financing activities                           (124,897)          29,180
                                                   ------------     ------------
Net increase (decrease) in cash and cash
    equivalents                                       (171,990)         111,700

Cash and cash equivalents, beginning of year           967,891          784,634
                                                   ------------     ------------
Cash and cash equivalents, end of period              $795,901         $896,334
                                                   ============     ============
Supplemental cash flow information:
  Cash paid during the period for:

    Interest                                          $196,429         $148,493
    Income taxes                                        56,172           51,054

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                       June 30, 1995 & 1994 (Unaudited)

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1994 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 1995 and 1994. The results of operations for the three months and six months ended June 30, 1995 and 1994 are not necessarily indicative of results to be expected for the entire year.

2. The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 3,000,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes.

    The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.

3.  The Corporation's loan portfolio consists of the following ($000's):

                                            June 30    December 31    June 30
                                              1995         1994         1994
                                          ------------ ------------ ------------
    Commercial financial & agricultural    $2,875,578   $2,676,724   $2,714,224
    Real estate:
       Construction                           335,270      378,316      323,324
       Residential Mortgage                 2,384,246    2,240,287    2,197,178
       Commercial Mortgage                  2,153,805    2,062,022    2,041,005
                                          ------------ ------------ ------------
    Total real estate                       4,873,321    4,680,625    4,561,507
    Personal                                1,163,407    1,178,453    1,213,537
    Lease financing                           262,242      256,690      257,583
                                          ------------ ------------ ------------
                                           $9,174,548   $8,792,492   $8,746,851
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

    Investment securities, by type, held by the Corporation are as follows ($000's):
                                            June 30    December 31    June 30
                                              1995         1994         1994
                                          ------------ ------------ ------------
    Investment securities held to maturity:
       U.S. treasury and
          government agencies                $134,332     $134,080      $61,320
       State and political subdivisions       312,384      290,483      323,131
       Other                                    4,363        4,893        4,891
                                          ------------ ------------ ------------
    Investment securities held to maturity    451,079      429,456      389,342
                                          ------------ ------------ ------------
    Investment securities available for sale:
       U.S. treasury and
          government agencies               1,748,042    1,772,883    1,921,242
       Other                                   97,231       92,264       95,535
                                          ------------ ------------ ------------
    Investment securities
       available for sale                   1,845,273    1,865,147    2,016,777
                                          ------------ ------------ ------------
    Total Investment Securities            $2,296,352   $2,294,603   $2,406,119
                                          ============ ============ ============

                         MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued

                        June 30, 1995 & 1994 (Unaudited)

5. Effective January 1, 1995, the Corporation adopted Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, " Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively SFAS 114). SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans effective interest rate. As a practical matter, impairment may be measured based on the loan's observable market price or the fair value of the collateral for loans which are collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

    Prior to 1995, the allowance for loan losses attributable to impaired loans was based on undiscounted cash flows without considering interest or the fair value of the collateral for collateral dependent loans. As a result of these new standards, no additional allowance for loan losses was required as of January 1, 1995.

    At June 30, 1995 the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows ($ in thousands):

                                               Recorded    Valuation
                                              Investment   Allowance
                                             ------------ ------------

    Total Impaired Loans and Leases
       (Nonaccrual and Renegotiated)             $51,783

    Loans and Leases Excluded from
       Evaluation under SFAS 114                 (19,788)
                                             ------------
    Impaired Loans Evaluated                     $31,995
                                             ============

    Valuation Allowance Required                  $5,019       $1,612

    No Valuation Allowance Required               26,976
                                             ------------ ------------
    Impaired Loans Evaluated                     $31,995       $1,612
                                             ============ ============

    The recorded investment in impaired loans for which no allowance is required is net of previous direct writedowns and applications of cash interest payments against the loan balance outstanding. The required valuation allowance is included in the allowance for loan losses in the consolidated balance sheet at June 30, 1995.

    The average recorded investment in total impaired loans and leases for the six months ended June 30, 1995 was $49,833.

    Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. For the six months ended June 30, 1995 interest income recognized on total impaired loans amounted to $1,423. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $4,962 for the same period.


    The activity in the allowance for loan losses for the six months ended June 30, 1995 and 1994 is presented below ($ in thousands):

                                                 1995         1994
                                             ------------ ------------
    Balance at beginning of year                $153,961     $133,600

    Allowance of Bank Acquired                     1,747            -

    Provision for Loan Losses                      7,988       16,953

    Charge-offs                                   (5,773)      (5,830)

    Recoveries                                     2,642        4,648
                                             ------------ ------------
    Balance at June 30,                         $160,565     $149,371
                                             ============ ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       1995             1994
                                                   ------------     ------------
Assets
------
Cash and due from banks                               $565,458         $616,759
Short-term investments                                 209,041          184,303
Trading securities                                      13,821            3,814
Investment securities:
  Taxable                                            1,927,107        2,131,093
  Tax-exempt                                           334,911          358,442
                                                   ------------     ------------
Total investment securities                          2,262,018        2,489,535
Loans:
  Commercial                                         2,828,144        2,715,109
  Real estate                                        4,811,227        4,500,855
  Personal                                           1,158,117        1,211,482
  Lease financing                                      259,581          256,655
                                                   ------------     ------------
                                                     9,057,069        8,684,101
  Less: Allowance for loan losses                      159,181          139,989
                                                   ------------     ------------
Total loans                                          8,897,888        8,544,112

Premises and equipment, net                            294,411          290,743
Accrued interest and other assets                      340,767          297,445
                                                   ------------     ------------
Total Assets                                       $12,583,404      $12,426,711
                                                   ============     ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                               $1,933,437       $2,036,599
  Interest bearing                                   7,523,729        7,672,608
                                                   ------------     ------------
Total deposits                                       9,457,166        9,709,207
Funds purchased and security repurchase
  agreements                                           773,713          887,636
Other short-term borrowings                             94,767          130,182
Long-term borrowings                                   814,073          348,715
Accrued expenses and other liabilities                 287,261          234,113
                                                   ------------     ------------
Total liabilities                                   11,426,980       11,309,853

Shareholders' equity                                 1,156,424        1,116,858
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $12,583,404      $12,426,711
                                                   ============     ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                      Six Months Ended June 30,
                                                   -----------------------------
                                                       1995             1994
                                                   ------------     ------------
Assets
------
Cash and due from banks                               $572,643         $625,045
Short-term investments                                 223,696          170,034
Trading securities                                      12,285            3,866
Investment securities:
  Taxable                                            1,947,086        2,172,571
  Tax-exempt                                           332,425          359,591
                                                   ------------     ------------
Total investment securities                          2,279,511        2,532,162
Loans:
  Commercial                                         2,762,796        2,666,138
  Real estate                                        4,771,566        4,497,497
  Personal                                           1,162,021        1,207,613
  Lease financing                                      259,137          255,589
                                                   ------------     ------------
                                                     8,955,520        8,626,837
  Less: Allowance for loan losses                      157,651          137,905
                                                   ------------     ------------
Total loans                                          8,797,869        8,488,932

Premises and equipment, net                            292,459          289,809
Accrued interest and other assets                      342,446          291,514
                                                   ------------     ------------
Total Assets                                       $12,520,909      $12,401,362
                                                   ============     ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                               $1,920,798       $2,038,855
  Interest bearing                                   7,448,551        7,721,772
                                                   ------------     ------------
Total deposits                                       9,369,349        9,760,627
Funds purchased and security repurchase
  agreements                                           860,446          844,557
Other short-term borrowings                             93,373          121,093
Long-term borrowings                                   778,351          322,235
Accrued expenses and other liabilities                 287,706          226,590
                                                   ------------     ------------
Total liabilities                                   11,389,225       11,275,102

Shareholders' equity                                 1,131,684        1,126,260
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $12,520,909      $12,401,362
                                                   ============     ============

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
                             RESULTS OF OPERATIONS



THREE MONTHS ENDED JUNE 30, 1995 AND 1994
__________________________________________

Net income for the second quarter of 1995 was $46.2 million compared to a net loss of $37.1 million for the same period last year. Fully diluted earnings per share was $.46 for the second quarter of 1995 compared to a net loss per share of $.39.

As extensively discussed in previous reports, the 1994 second quarter loss was attributable to the one-time merger/restructuring charge and increase in loan loss provision associated with the acquisition of Valley Bancorporation (Valley). In addition, security losses and other miscellaneous charges were taken in that quarter.

The following table summarizes the unusual items reported in the second quarter of 1994.

                                    After-Tax       Fully Diluted
                                     Charge       Per Share Decrease
                                  _____________   __________________

Recognition of $76.6 million
  merger/restructuring charge     $59.5 million           $.62

Additional loan loss
  provisions of $8.9 million        5.8 million            .06

Securities losses of $7.3 million   4.6 million            .05

Other miscellaneous charges
  of $8.5 million                   6.2 million            .07
                                  _____________           ____

                                  $76.1 million           $.80
                                  =============           ====

Net income for the second quarter of 1994 would have been $39.0 million and fully diluted earnings per share would have amounted to $.38 per share had the above charges not been recorded.

The Corporation's return on average assets and return on average equity for the second quarter of 1995 were 1.47% and 16.04%, respectively. Excluding the above noted one-time charges recorded in the second quarter of 1994, the return on average assets and return on average equity were 1.26% and 14.00%, respectively.

The increase in net income is attributable to an increase in net interest income, higher noninterest revenue and lower operating expense growth due to the cost savings achieved since the merger with Valley.


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

                                    1995                 1994
                             ________________  _________________________
                              Second   First    Fourth   Third    Second
                             Quarter  Quarter  Quarter  Quarter  Quarter
                             ________________  _________________________



Interest Income                7.43%    7.29%    6.99%   6.74%   6.48%

Interest Expense              (3.46)   (3.28)   (2.86)  (2.67)  (2.51)
                              ______  ______    ______  ______   ______

Net Interest Income            3.97     4.01     4.13    4.07    3.97

Provision for Loan Losses     (0.13)   (0.13)   (0.14)  (0.12)  (0.13)

Net Securities Gains (Losses)  0.00     0.00     0.02    0.01   (0.01)

Other Income                   3.26     3.18     2.96    2.89    2.94

Other Expense                 (4.76)   (4.64)   (4.51)  (4.52)  (4.71)
                              ______  _______   ______  ______   ______

Income Before Income Taxes     2.34     2.42     2.46    2.33    2.06

Income Taxes                  (0.86)   (0.92)   (0.94)  (0.91)  (0.80)
                              ______  _______   ______  ______   ______

Return on Average Assets       1.47%    1.50%    1.52%   1.42%   1.26%
                              ======   ======   ======  ======   ======


NET INTEREST INCOME
___________________

Net interest income for the second quarter of 1995 was $122.3 million compared to $120.7 million for the same period one year ago, an increase of $1.6 million or 1.3%. The benefit of the increase in rates earned and a slight increase in the average volume of earning assets, primarily loans, offset the effects of the increase in the rates paid on interest bearing liabilities and the negative impact of the change in liability mix.

Average earning assets increased $180.2 million or 1.6% in the second quarter of 1995 compared to the same period one year ago. Average loan growth of $373 million or 4.3% was offset, in part, by a decline in average other earning assets (primarily investment securities) of $192.8 million.

Total average interest bearing liabilities increased $167.1 million or 1.85% in the second quarter of 1995 compared to the same period last year. The composition of average interest bearing liabilities reflects the liability mix change that has been discussed in the past. Interest bearing deposits declined $148.9 million and short-term borrowings declined $149.3 million in the second quarter of 1995 compared to the same period a year ago. The decline in these interest bearing liability categories resulted in long-term borrowings increasing $465.4 million from $348.7 for the second quarter of 1994 to $814.1 million for the current quarter. Noninterest bearing deposit accounts declined $103.2 million for the same period.

As part of the 1994 acquisition of Valley, the Corporation completed certain required branch divestitures along with a number of other branch sales. The total amount of deposits sold were approximately $300 million and total loan sales were approximately $200 million. The effect of these divestitures was somewhat offset by the February 1, 1995 acquisition of the Bank of Burlington, which was accounted for as a purchase. This bank had total loans of $113 million and total deposits of $149 million at the date of acquisition.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below (amounts in millions):

                             1995                1994
                       ________________ _______________________________
                                                                 Annual
                       Second   First   Fourth   Third  Second   Growth
                       Quarter Quarter  Quarter Quarter Quarter   PCT
                       ________________ _______________________________

Commercial Loans       $ 2,828  $2,697  $2,643  $ 2,740  $2,715    4.2%

Real Estate Loans
 Construction              354     367     385      343     321   10.3
 Commercial
  Mortgages              2,102   2,072   2,058    2,066   2,031    3.5
 Residential
  Mortgages              2,355   2,292   2,227    2,219   2,149    9.6
                       _______  _______ _______ _______  _______  _____
Total Real Estate Loans  4,811   4,731   4,670    4,628   4,501    6.9

Personal Loans
 Personal Loans            873     872     901      946     952   (8.4)
 Student Loans             285     294     278      265     259   10.2
                       _______  _______ _______ _______  _______  _____
Total Personal Loans     1,158   1,166   1,179    1,211   1,211   (4.4)

Lease Financing
 Receivables               260     259     257      258     257    1.1
                       _______  _______ _______ _______  ________  ____

Total Consolidated
  Average Loans        $ 9,057  $8,853  $8,749  $ 8,837  $8,684    4.3%
                       ======= ======= =======  ======= =======   =====

The composition of the Corporation's quarterly average deposits for the current quarter and prior year's quarters are as follows (amounts in millions):

                             1995                1994
                       ________________ _______________________________
                                                                 Annual
                       Second   First   Fourth   Third  Second   Growth
                       Quarter Quarter  Quarter Quarter Quarter   PCT
                       ________________ _______________________________

Noninterest
 Bearing
  Commercial           $ 1,248  $1,248  $1,363  $ 1,298  $1,271   (1.8)%
  Personal                 410     400     413      432     444   (7.7)
  Other                    275     260     318      305     322  (14.4)
                       _______  _______ _______ ________ _______ _____

Total Noninterest
  Bearing Deposits       1,933   1,908   2,094    2,035   2,037   (5.1)

Interest Bearing
  Savings & NOW          1,973   2,084   2,290    2,484   2,477  (20.3)

  Money Market           1,875   1,767   1,606    1,495   1,481   26.6
  Other CDs & Time
    Deposits             3,135   3,037   3,135    3,227   3,233   (3.1)
  CDs Greater than
    $100                   541     485     350      444     481   12.5
                       _______ _______  _______  _______  _______ _____

Total Interest
  Bearing Deposits       7,524   7,373   7,381    7,650   7,672   (1.9)
                       _______  _______ _______  _______ _______ _____

Total Consolidated
  Average Deposits     $ 9,457  $9,281  $9,475  $ 9,685  $9,709   (2.6)%
                       =======  ======= ======= ======= =======  ======

The yield on average earning assets increased 101 basis points while the cost of interest-bearing deposits increased 114 basis points in the second quarter of 1995 compared to the same period last year. During the third quarter of 1994, the Corporation began offering a money market index account to attract new deposits. For the second quarter of 1995, the average money market index account amounted to approximately $870 million. Since inception this new product resulted in approximately $365 million of new deposit growth. The remaining balances were the result of disintermediation from other M&I deposit accounts. The average rate paid on this index account amounted to 5.52% compared to 3.25% for the tier equivalent nonindexed money market account for the three months ended June 30, 1995. The increase in short-term borrowing costs of 187 basis points also negatively impacted net interest income. The average cost of long-term borrowings decreased 11 basis points due, in part, to the conversion of $16.4 million of 8.5% convertible debt and refinancing of $53 million of Valley senior debt (with an average cost of approximately 9.9%) during the second and third quarters of 1994, respectively. As previously stated, the average volume of long-term borrowings increased $465.4 million. During the second quarter of 1994, the Corporation's banking subsidiaries began offering Bank Notes. The Bank Notes provide an additional funding source along with those traditionally available to our banking affiliates. For the second quarter of 1995 average Bank Notes amounted to $423.5 million. These notes were issued for a two-year term and have floating interest rates.

The possible continuing lack of deposit and earning asset growth, and shift of deposit mix into the higher cost categories, may continue to put pressure on the margins.

At the present time, the Corporation is not involved in derivatives, other than normal foreign exchange trading.

Yield & Cost Analysis FTE        1995                          1994
  ($000's)          ____________________________  _____________________________

                                        Average                        Average
                      Average           Yield or     Average           Yield or
                      Balance  Interest   Cost       Balance  Interest   Cost
                    ____________________________  _____________________________

Loans             $ 9,057,069  $195,922   8.68%  $ 8,684,101  $166,215   7.68%
Investment
 Securities:
   Taxable          1,927,107    28,065   5.84     2,131,093    26,653   5.02
   Tax Exempt         334,911     5,859   7.02       358,442     6,144   6.88
Other Short-term
 Investments          222,862     3,201   5.76       188,117     1,840   3.92
                   ___________ ________  _____  ____________   _______  _____

Total Interest
 Earning Assets   $11,541,949  $233,047   8.10%  $11,361,753  $200,852   7.09%
                  ===========  ========  ======  ===========  ========   =====

Money Market
 Savings          $ 1,875,016  $ 19,884   4.25%  $ 1,480,798  $  9,265   2.51%
Regular Savings
 & NOW              1,973,010    10,757   2.19     2,476,670    12,956   2.10
Other CDs & Time
 Deposits           3,134,902    43,511   5.57     3,234,606    34,792   4.31
CD's Greater than
 $100                 540,801     7,892   5.85       480,534     4,697   3.92
                  ___________  ________  _____  ____________   _______  _____
Total Interest
  Bearing Deposits  7,523,729    82,044   4.37     7,672,608    61,710   3.23
Short-term
 Borrowings           868,480    12,717   5.87     1,017,818    10,138   4.00
Long-term
 Borrowings           814,073    13,748   6.77       348,715     5,980   6.88
                  ___________  ________  _____  ____________   _______  _____
Total Interest Bearing
 Liabilities      $ 9,206,282  $108,509   4.73%  $ 9,039,141  $ 77,828   3.45%
                  ===========  ========  ======  ===========  ========  ======

Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                        $124,538   4.33%               $123,024   4.34%
                               ========  ======               ========  ======


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
____________________________________________

Excluding the special $8.9 million loan loss provision increase associated with the Valley acquisition in the second quarter of 1994, the provision for loan losses of $4.0 million in the second quarter of 1995 is relatively unchanged from the second quarter of 1994. The 1995 provision level reflects the continued relatively stable trend in nonperforming assets and net charge-offs in relation to the allowance for loan losses.

At June 30, 1995, nonperforming assets were $68.2 million, the lowest level reported over the past five quarters. Nonaccrual loans, the largest component of nonperforming assets, decreased $1.0 million when compared to the same period last year and increased $4.1 million since the first quarter of 1995.

Total nonaccrual commercial loans and leases reflected an increase of $2.4 million at June 30, 1995 compared to June 30, 1994 and increased $2.7 million since March 31, 1995. Total nonaccrual real estate loans decreased $3.5 million in the second quarter of 1995 compared to the second quarter of last year and increased $1.5 million compared to the first quarter of 1995. The change in nonaccrual personal loans was insignificant. Other real estate owned declined due to the sale of closed branch facilities.

Net charge-offs in the second quarter of 1995 amounted to $1.1 million or .05% of average loans annualized. The second quarter 1995 net charge-offs were $.3 million higher than the same period last year, however they were $0.9 million less than the first quarter of 1995.

The allowance for loan losses was $160.6 million or 1.75% of total loans at June 30, 1995 compared to $157.7 million or 1.76% of total loans at March 31, 1995 and $149.4 million or 1.71% of total loans at June 30, 1994. The coverage ratio of the allowance for loan losses to nonperforming loans decreased slightly from 273% at March 31, 1995 to 269% at the end of the current quarter. At June 30, 1994, the coverage ratio was 244%.

The following tables present certain credit quality information and statistics at June 30, 1995 as well as for the previous four quarters.



                    CONSOLIDATED CREDIT QUALITY INFORMATION
                                    ($000's)

                                     1995                    1994
                             __________________  _____________________________

                               Second    First     Fourth    Third      Second
                              Quarter   Quarter   Quarter   Quarter    Quarter
                             __________________  _____________________________

NONPERFORMING ASSETS

Nonaccrual                   $ 48,359  $ 44,210  $ 44,766  $ 53,987  $ 49,384

Renegotiated                    3,424     3,826     4,172     4,748     4,328

Past Due 90 Days or More        7,879     9,653     9,093     8,551     7,613
                             _________________________________________________

Total Nonperforming Loans      59,662    57,689    58,031    67,286    61,325

Other Real Estate Owned         8,510    11,209    12,114     9,697     8,494
                             _________________________________________________

Total Nonperforming Assets   $ 68,172  $ 68,898  $ 70,145  $ 76,983  $ 69,819
                             =================================================

ALLOWANCE FOR LOAN LOSSES    $160,565  $157,689  $153,961  $152,470  $149,371
                             =================================================

                                     1995                    1994
                             __________________  _____________________________

                               Second    First     Fourth    Third      Second
                              Quarter   Quarter   Quarter   Quarter    Quarter
                             __________________  _____________________________
NONACCRUAL LOANS BY TYPE ($000's)

Commercial
  Commercial, Financial &
    Agricultural             $ 13,703  $ 11,134  $  8,372  $ 11,944  $ 11,410

  Lease Financing
    Receivables                 2,246     2,086     1,601     2,883     2,106
                              ________________________________________________

Total Commercial               15,949    13,220     9,973    14,827    13,516

Real Estate
  Construction and Land
    Development                   666       731       902     3,862     3,135
  Commercial Mortgage          17,626    16,227    19,706    21,769    20,188

  Residential Mortgage         11,590    11,378    11,453    10,725    10,062
                              ________________________________________________

Total Real Estate              29,882    28,336    32,061    36,356    33,385

Personal                        2,528     2,654     2,732     2,804     2,483
                              ________________________________________________

Total Nonaccrual Loans       $ 48,359  $ 44,210  $ 44,766  $ 53,987  $ 49,384
                              ================================================

RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN LOSSES ($000's)

Beginning Balance            $157,689  $153,961  $152,470  $149,371  $137,174

Provision for Loan Losses       4,005     3,983     4,299     3,655    13,001

Allowance of Bank Acquired        ---     1,747       ---       ---      ---

Loans Charged-off
   Commercial                     354       809     1,192       653      974

   Real Estate                    161     1,328     1,501       383    1,191

   Personal                     1,402     1,328     1,636       877    1,089

   Leases                         258       133       409        80      289
                              ________________________________________________

Total Charge-offs               2,175     3,598     4,738     1,993    3,543

Recoveries on Loans
   Commercial                     256       890     1,062       381    1,683

   Real Estate                    208       225       386       681      538

   Personal                       576       479       448       347      504

   Leases                           6         2        34        28       14
                              ________________________________________________

Total Recoveries                1,046     1,596     1,930     1,437    2,739
                              ________________________________________________

Net Loans Charged-off           1,129     2,002     2,808       556      804
                              ________________________________________________

Ending Balance               $160,565  $157,689  $153,961  $152,470  $149,371
                             =================================================

                                  1995                1994
                           _________________ __________________________

                             Second   First   Fourth  Third    Second
                            Quarter  Quarter Quarter Quarter  Quarter
                           _________________ __________________________
CONSOLIDATED STATISTICS

Net Charge-offs
   to Average Loans
     Annualized               0.05%    0.09%    0.13%    0.02%    0.04%

Total Nonperforming Loans
   to Total Loans             0.65     0.64     0.66     0.76     0.70

Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned          0.74     0.77     0.80     0.86     0.80

Allowance for Loan Losses
   to Total Loans             1.75     1.76     1.75     1.71     1.71

Allowance for Loan Losses
   to Nonperforming Loans      269      273      265      227     244


OTHER INCOME
____________

Total other income was $102.2 million for the second quarter of 1995, an increase of $18.6 million or 22.3% when compared to $83.6 million earned in the second quarter of 1994. Excluding securities losses, other income increased $11.2 million or 12.3% in the second quarter of 1995 compared to the same period last year. Fees from data processing services grew $13.7 million or 35.5% and amounted to $52.3 million this quarter compared to $38.6 million for the same period last year. This increase was due primarily to processing and software related revenue. As part of the processing revenue increase, contract buy-out fees were $2.8 million higher in the second quarter of 1995 compared to the same period last year and conversion revenue contributed $1.5 million of the increase. Software consulting revenue contributed $2.6 of the software related revenue increase while software maintenance revenue increased $1.2 million due primarily to the acquisition of Software Alliance in December 1994.

Trust fees increased $1.5 million or 10.3%. Fees from other customer services declined 12.9% or $3.9 million. A $1.0 million decrease in service charges on deposit accounts and a decline of $1.9 million in other commissions and fees accounted for the change. Other income decreased $0.1 million or 1.7% this quarter compared to the same quarter last year. This decline resulted primarily from the sales of the Corporation's insurance agencies in the later part of 1994 offset in part by gains realized on asset sales not associated with the Valley merger.


OTHER EXPENSE
_____________

Total other expense for the second quarter of 1995 amounted to $149.5 million compared to $231.0 million, from the same period a year ago. Excluding the $76.6 million merger/restructuring charge and the $8.5 miscellaneous charge reported in the second quarter of 1994, total other expenses for that quarter would have been $145.9 million. When comparing the second quarter of 1995 to the adjusted expense number for the second quarter of 1994, total other expense increased $3.6 million or 2.5%. A majority of the expense categories reflected a modest increase or a decrease when compared to the second quarter of 1994.
As noted in our 1994 Annual Report to shareholders, a restructuring/merger charge related to the Valley merger was recorded in the second quarter of 1994. This $76.6 million charge reflected the costs associated with a reduction in work force, the write-off of duplicate computer and software costs, and other one-time costs. The slight increase in salaries and benefits expense, occupancy, and processing expense reflects the cost savings achieved through the merger. The decrease in payments to regulatory agencies was primarily due to lower deposit insurance costs due to the sale of deposit accounts in 1994 and a decline in insured deposit accounts overall. Supplies expense was not significantly affected by the merger. Professional services expense amounted to $4.7 million for the second quarter of 1995 compared to $3.7 million for the same period last year. The majority of the increase was due to costs incurred for technological assistance in software development. The other miscellaneous expense category is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. Capitalized software costs increased approximately $2.7 million in the second quarter of 1995 compared to the same period last year. This capitalization includes the professional fee expense associated with technological assistance noted above. Capitalized costs associated with conversions activity was relatively unchanged.

As noted in prior discussions, M&I Data Services, the Corporation's data processing division (DSI) has been a large contributor to the Corporation's overall expense growth. As part of the Valley merger, Valley's data processing and operations subsidiary, which performed data processing and operational functions for their affiliated companies only, was merged into DSI. Subsequent to the merger, the operational functions were moved to a separate affiliate. While merger efficiencies were realized at DSI, continued strong revenue growth has resulted in DSI's expense growth to be approximately 20% when comparing the second quarter of 1995 to the same period a year ago. Excluding DSI's growth in total expenses, our other affiliates realized an overall expense decline.


INCOME TAXES
____________

The income tax provision for the three months ended June 30, 1995 amounted to $24.8 million compared to a pre-merger affected charge of $22.7 million for the three months ended June 30, 1994. The effective tax rate decline was primarily due to a $1.2 million Federal income tax credit associated with software development.


MERGER/RESTRUCTURING - UPDATE
_____________________________

As noted above, the merger/restructuring charge of $76.6 million recorded in June, 1994, was the result of the acquisition of Valley and reflected the costs associated with executive contracts and the reduction in workforce, the write-off of duplicate computer and software costs, system conversion costs, professional fees, and other net costs associated with the merger. As part of the merger/restructuring process the Corporation in 1994 merged 15 bank charters and four financial service affiliates into other M&I affiliates which were providing similar services. The Corporation also closed 49 branch locations which included 19 required branch divestitures. These activities resulted in a reduction of approximately 1,000 employees. During 1995 it is anticipated that seven additional bank charters will be merged. Since June 30, 1994 approximately 91% of the liability has been utilized either through cash payments, contractual commitments, or asset writedowns. At the present time, the Corporation anticipates that the June 30, 1994 merger/restructuring charge will be adequate to absorb all related costs.


SIX MONTHS ENDED JUNE 30, 1995 AND 1994
_______________________________________

For the six months ended June 30, 1995 the Corporation recorded net income of $92.4 million compared to $1.5 million for the six months ended June 30, 1994. Fully diluted net income per share amounted to $.91 compared to $.01 for the prior year. Net income for the six months ended June 30, 1994 would have been $77.5 million and fully diluted net income per share would have amounted to $.75 per share had the $76.1 million of unusual charges not been recorded in the second quarter of 1994. The net operating income improvement of $14.9 million was due to higher net interest income, higher noninterest income and a decline in other expenses.


INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS
________________________________________________________________

The following table presents a summarized view of each of the major elements of the income statement for the first six months on a comparable basis presented in the same format as the table for the quarterly results. The results exclude the after-tax merger related charge of $76.1 taken in the second quarter of 1994.

                                              ROA
                              1995    1994  Impact
                            __________________________

Interest Income               7.36%   6.43%   0.93%

Interest Expense             (3.37)  (2.48)  (0.89)
                             ______  ______  ______


Net Interest Income           3.99    3.95    0.04

Provision for Loan Losses    (0.13)  (0.13)   0.00

Net Securities Gains (Losses)  __     0.01   (0.01)

Other Income                  3.22    2.98    0.24

Other Expense                (4.70)  (4.76)   0.06
                             ______  ______  ______


Income Before Income Taxes    2.38    2.05    0.33

Income Taxes                 (0.89)  (0.79)  (0.10)
                             ______  ______  ______

Return on Average Assets      1.49%   1.26%   0.23%
                             ======  ======  ======

CAPITAL RESOURCES
_________________

At June 30, 1995 Shareholders' equity amounted to $1.17 billion or 9.1% of total consolidated assets compared with $1.06 billion or 8.4% at December 31, 1994 and $1.07 billion or 8.5% at June 30, 1994.

During the second quarter of 1995 the net unrealized loss on securities available for sale decreased $22.0 million resulting in a net unrealized gain of $7.1 million at June 30, 1995.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by the Corporation's Board of Directors. During the second quarter of 1995, 0.7 million shares were acquired at an aggregate cost of $15.5 million. Cumulatively 11.3 million shares have been acquired with an aggregate cost of $247.9 million since inception of the program in April 1993.

The corporation continues to have a strong capital base and its regulatory capital ratios remain significantly above the defined minimum regulatory ratios as shown in the following tables as of June 30, 1995.

                           RISK-BASED CAPITAL RATIOS
                               ($ in thousands)


                                       Amount               Ratio
                                     __________             ______

Tier 1 capital                       $1,097,088             11.41%
Tier 1 capital
  minimum requirement                   384,512              4.00
                                     __________             ______

Excess                               $  712,576              7.41%
                                     ==========             ======


Total capital                        $1,331,183             13.85%
Total capital
  minimum requirement                   769,024              8.00
                                     __________             ______

Excess                               $  562,159              5.85%
                                     ==========             ======


Risk-adjusted assets                 $9,612,795



                                           LEVERAGE RATIO
                                          ($ in thousands)

                                  Amount                 Ratio
                            ___________________       ____________

Tier 1 capital to
  adjusted total assets              $1,097,088              8.76%

Minimum leverage
  requirement (1)             375,638 - 626,064       3.00 - 5.00
                            ___________________       ____________

Excess                       $721,450 - 471,024       5.76 - 3.76%
                            ===================       ============

Adjusted average total assets       $12,521,276



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

                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
____________________________________________________________

A.     The Corporation held its Annual Meeting of Shareholders on April 25,
       1995.

B. Votes cast for items presented for consideration and approval are as follows:

       1) To elect seven Directors to serve until the 1998 Annual Meeting of Shareholders.

                                For       Against   Abstentions Non-vote

       Jon F. Chait          75,927,923    982,029       --        --
       D.J. Kuester          75,904,958  1,004,994       --        --
       Edward L. Meyer, Jr.  75,792,635  1,117,317       --        --
       Don R. O'Hare         75,688,182  1,221,770       --        --
       San W. Orr, Jr.       75,905,944  1,004,008       --        --
       J.A. Puelicher        75,658,806  1,251,146       --        --
       Stuart W. Tisdale     75,805,316  1,104,636       --        --

       2) To Approve the Marshall & Ilsley Corporation 1995 Directors Stock Option Plan.

            For              68,033,798
            Against           6,824,562
            Abstentions       2,043,592
            Broker Non-Vote       8,000

            The continuing Directors of the Corporation are:

            Mr. Boldt        Mr. Abdoo
            Mr. Bolduc       Mr. Bueche
            Mr. Francke      Mr. Gunnlaugsson
            Mr. Jacobs       Mr. Kellner
            Mr. Kress        Mr. Platten
            Mr. Zuehlke      Mr. Wigdale
            Mr. Wright

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


                                    MARSHALL & ILSLEY CORPORATION
                                            (Registrant)


                                    /s/  P.R. Justiliano
                                    ______________________________________

                                    P.R. Justiliano
                                    Senior Vice President and
                                    Corporate Controller
                                    (Chief Accounting Officer)


                                    /s/  J.E. Sandy
                                    ______________________________________

                                    J.E. Sandy
                                    Vice President


August 11, 1995