Form 10-Q
period 1995-09-30
MARSHALL & ILSLEY CORP/WI/
filed 1995-11-14
CIK 62741

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
               -------------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
            Class                                      October 31, 1995
            -----                                      ----------------
Common Stock, $1.00 Par Value                               93,974,248

                        PART 1 - FINANCIAL INFORMATION

                         MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                          ($000's except share data)

                                         September 30 December 31  September 30
Assets                                       1995         1994         1994
------                                   ------------ ------------ ------------
Cash and cash equivalents:
  Cash and due from banks                   $619,395     $685,919     $600,896
  Federal funds sold and
    security resale agreements                25,579      205,248      164,961
  Money market funds                         100,806       76,724       54,219
                                         ------------ ------------ ------------
Total cash and cash equivalents              745,780      967,891      820,076

Trading securities                            14,637       20,361        4,629

Other short-term investments                  42,987       43,519       43,371

Investment securities held to maturity,
  market value $535,701 ($419,521 December
  31, and $409,498 September 30, 1994)       529,039      429,456      410,340

Investment securities available for sale at
  market value                             1,979,665    1,865,147    2,035,786
                                         ------------ ------------ ------------
Total investment securities                2,508,704    2,294,603    2,446,126

Loans                                      9,143,651    8,792,492    8,910,135
  Less: Allowance for loan losses            164,287      153,961      152,470
                                         ------------ ------------ ------------
Net loans                                  8,979,364    8,638,531    8,757,665

Premises and equipment, net                  298,366      286,435      291,365
Accrued interest and other assets            368,831      361,609      310,260
                                         ------------ ------------ ------------
Total Assets                             $12,958,669  $12,612,949  $12,673,492
                                         ============ ============ ============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                     $2,056,547   $2,199,016   $2,101,750
  Interest bearing                         7,752,240    7,300,064    7,522,848
                                         ------------ ------------ ------------
Total deposits                             9,808,787    9,499,080    9,624,598
Funds purchased and security
  repurchase agreements                      711,000      944,843      977,194
Other short-term borrowings                  420,860      166,299      215,455
Long-term borrowings                         494,908      653,777      519,602
Accrued expenses and other liabilities       303,843      287,654      282,684
                                         ------------ ------------ ------------
Total liabilities                         11,739,398   11,551,653   11,619,533

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 348,944 shares issued       349          349          349
  Common stock, $1.00 par value; 99,494,335
    shares issued                             99,494       99,494       99,494
  Additional paid-in capital                 187,843      194,697      199,269
  Retained earnings                        1,039,536      945,469      901,525
  Less: Treasury common stock, at cost;
    5,523,307 shares (6,964,920 December 31,
    and 6,108,518 September 30, 1994)        116,918      143,438      126,588
        Deferred compensation                  1,258        1,203        1,329
  Net unrealized gains (losses) on securities
    available for sale, net of related taxes  10,225      (34,072)     (18,761)
                                         ------------ ------------ ------------
Total shareholders' equity                 1,219,271    1,061,296    1,053,959
                                         ------------ ------------ ------------
Total Liabilities and
  Shareholders' Equity                   $12,958,669  $12,612,949  $12,673,492
                                         ============ ============ ============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1995               1994
Interest income:                               -------------      -------------
  Loans                                            $199,234           $175,351
  Investment securities:
    Taxable                                          28,905             28,689
    Exempt from Federal income taxes                  4,657              4,051
  Trading securities                                     81                 35
  Short-term investments                              2,710              2,354
                                               -------------      -------------
Total interest income                               235,587            210,480

Interest expense:
  Deposits                                           87,501             65,296
  Short-term borrowings                              11,318             10,981
  Long-term borrowings                               13,884              8,038
                                               -------------      -------------
Total interest expense                              112,703             84,315
                                               -------------      -------------
Net interest income                                 122,884            126,165
Provision for loan losses                             4,070              3,655
                                               -------------      -------------
Net interest income after
  provision for loan losses                         118,814            122,510

Other income:
  Data processing services                           55,079             40,045
  Trust services                                     15,973             14,881
  Other customer services                            27,834             29,470
  Net securities gains                                1,291                210
  Other                                               8,751              6,757
                                               -------------      -------------
Total other income                                  108,928             91,363

Other expense:
  Salaries and employee benefits                     88,751             79,941
  Net occupancy                                       9,079              9,294
  Equipment                                          16,941             13,775
  Payments to regulatory agencies                       105              5,842
  Processing charges                                  5,178              5,020
  Supplies and printing                               3,963              4,014
  Professional services                               4,986              2,872
  Other                                              21,876             21,777
                                               -------------      -------------
Total other expense                                 150,879            142,535
                                               -------------      -------------
Income before income taxes
  and extraordinary items                            76,863             71,338
Provision for income taxes                           28,284             26,446
                                               -------------      -------------
Income before extraordinary items                    48,579             44,892
Extraordinary items, net of tax ($1,087)                 -               1,123
                                               -------------      -------------
Net income                                          $48,579            $46,015
                                               =============      =============
Net income per common share:
  Primary:
    Income before extraordinary items                 $0.49              $0.45
    Extraordinary items                                  -                0.01
                                               -------------      -------------
  Net income                                          $0.49              $0.46
                                               =============      =============

  Fully Diluted:
    Income before extraordinary items                 $0.48              $0.44
    Extraordinary items                                  -                0.01
                                               -------------      -------------
  Net income                                          $0.48              $0.45
                                               =============      =============


Dividends paid per common share                      $0.165             $0.150

Weighted average common shares outstanding:
  Primary                                            99,318            100,192
  Fully diluted                                     103,246            104,037


See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                               Nine Months Ended September 30,
                                               --------------------------------
                                                   1995               1994
Interest income:                               -------------      -------------
  Loans                                            $580,303           $501,090
  Investment securities:
    Taxable                                          85,241             81,795
    Exempt from Federal income taxes                 12,858             12,549
  Trading securities                                    371                121
  Short-term investments                              9,289              5,428
                                               -------------      -------------
Total interest income                               688,062            600,983

Interest expense:
  Deposits                                          243,043            188,602
  Short-term borrowings                              38,842             27,972
  Long-term borrowings                               40,066             19,998
                                               -------------      -------------
Total interest expense                              321,951            236,572
                                               -------------      -------------
Net interest income                                 366,111            364,411
Provision for loan losses                            12,058             20,608
                                               -------------      -------------
Net interest income after
  provision for loan losses                         354,053            343,803

Other income:
  Data processing services                          155,265            116,256
  Trust services                                     47,238             45,015
  Other customer services                            81,510             89,519
  Net securities gains (losses)                       1,258             (6,443)
  Other                                              23,603             23,714
                                               -------------      -------------
Total other income                                  308,874            268,061

Other expense:
  Salaries and employee benefits                    253,563            246,493
  Net occupancy                                      26,805             28,688
  Equipment                                          47,945             44,794
  Payments to regulatory agencies                    11,147             17,672
  Processing charges                                 14,032             14,443
  Supplies and printing                              11,357             10,636
  Professional services                              13,350              8,663
  Merger / Restructuring                                -               76,562
  Other                                              64,852             72,200
                                               -------------      -------------
Total other expense                                 443,051            520,151
                                               -------------      -------------
Income before income taxes
  and extraordinary items                           219,876             91,713
Provision for income taxes                           78,925             45,369
                                               -------------      -------------
Income before extraordinary items                   140,951             46,344
Extraordinary items, net of tax ($1,087)                 -               1,123
                                               -------------      -------------
Net income                                         $140,951            $47,467
                                               =============      =============
Net income per common share:
  Primary:
    Income before extraordinary items                 $1.43              $0.46
    Extraordinary items                                  -                0.01
                                               -------------      -------------
  Net income                                          $1.43              $0.47
                                               =============      =============


  Fully Diluted:
    Income before extraordinary items                 $1.38              $0.46
    Extraordinary items                                  -                0.01
                                               -------------      -------------
  Net income                                          $1.38              $0.47
                                               =============      =============


Dividends paid per common share                      $0.480             $0.440

Weighted average common shares outstanding:
  Primary                                            98,710             99,871
  Fully diluted                                     102,906            104,721


See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                               Nine Months Ended September 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------
Net Cash Provided by Operating Activities          $152,326           $217,164

Cash Flows From Investing Activities:

  Net decrease in securities with maturities of
    three months or less                              1,270              7,696
  Proceeds from sales of securities available
    for sale                                        115,292            569,264
  Proceeds from maturities of longer term
    securities                                      464,425            655,982
  Purchases of longer term securities              (511,227)        (1,144,368)
  Net increase in loans                            (285,541)          (406,575)
  Purchases of assets to be leased                  (91,968)           (65,868)
  Principal payments on lease receivables           104,570             85,043
  Fixed asset purchases, net                        (27,158)           (17,190)
  Cash of banks acquired, net                        15,188                  -
  Other                                              10,257              2,560
                                               -------------      -------------

    Net cash used in investing activities          (204,892)          (313,456)
                                               -------------      -------------
Cash Flows From Financing Activities:

  Net increase (decrease) in deposits                78,270           (547,038)
  Proceeds from issuance of commercial paper      1,062,111          1,316,256
  Payments for maturity of commercial paper      (1,074,965)        (1,265,722)
  Net increase (decrease) in other short-term
    borrowings                                     (271,721)           456,468
  Proceeds from issuance of long-term debt          211,766            342,216
  Payments of long-term debt                        (87,650)           (85,042)
  Dividends paid                                    (46,896)           (43,040)
  Purchases of treasury stock                       (47,698)           (50,390)
  Other                                               7,238              8,026
                                               -------------      -------------
    Net cash provided by (used in)
       financing activities                        (169,545)           131,734
                                               -------------      -------------
Net increase (decrease) in cash and cash
    equivalents                                    (222,111)            35,442

Cash and cash equivalents, beginning of year        967,891            784,634
                                               -------------      -------------
Cash and cash equivalents, end of period           $745,780           $820,076
                                               =============      =============
Supplemental cash flow information:
  Cash paid during the period for:

    Interest                                       $299,608           $231,874
    Income taxes                                     81,968             62,690


See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                    September 30, 1995 & 1994 (Unaudited)

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1994 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 1995 and 1994. The results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of results to be expected for the entire year.

2. The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 3,000,000 shares as Series
     A convertible, with a $100 value per share for conversion and liquidation purposes.

     The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.

3.   The Corporation's loan portfolio consists of the following ($000's):

                                         September 30 December 31  September 30
                                             1995         1994         1994
                                         ------------ ------------ ------------
    Commercial financial & agricultural   $2,913,086   $2,676,724   $2,757,297
    Real estate:
       Construction                          322,528      378,316      369,151
       Residential Mortgage                2,299,806    2,240,287    2,237,621
       Commercial Mortgage                 2,176,295    2,062,022    2,085,258
                                         ------------ ------------ ------------
    Total real estate                      4,798,629    4,680,625    4,692,030
    Personal                               1,165,958    1,178,453    1,202,007
    Lease financing                          265,978      256,690      258,801
                                         ------------ ------------ ------------
                                          $9,143,651   $8,792,492   $8,910,135
                                         ============ ============ ============


4. Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investment securities classified as available for sale are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity.

     Investment securities, by type, held by the Corporation are as follows ($000's):

                                         September 30 December 31  September 30
                                             1995         1994         1994
                                         ------------ ------------ ------------
     Investment securities held to maturity:
        U.S. treasury and
          government agencies               $155,189     $134,080     $111,571
        State and political subdivisions     365,889      290,483      293,901
        Other                                  7,961        4,893        4,868
                                         ------------ ------------ ------------
     Investment securities
       held to maturity                      529,039      429,456      410,340
                                         ------------ ------------ ------------
     Investment securities available for sale:
        U.S. treasury and
          government agencies              1,874,035    1,772,883    1,939,829
        Other                                105,630       92,264       95,957
                                        ------------ ------------ ------------
     Investment securities
       available for sale                  1,979,665    1,865,147    2,035,786
                                        ------------ ------------ ------------
     Total Investment Securities          $2,508,704   $2,294,603   $2,446,126
                                        ============ ============ ============

                         MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued

                     September 30, 1995 & 1994 (Unaudited)


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

     At September 30, 1995 the Corporation's recorded investment in impaired loans a the related valuation allowance are as follows ($ in thousands):

                                                Recorded    Valuation
                                               Investment   Allowance
                                              ------------ ------------

     Total Impaired Loans and Leases
        (Nonaccrual and Renegotiated)             $53,941

     Loans and Leases Excluded from
        Evaluation under SFAS 114                 (21,843)
                                              ------------
     Impaired Loans Evaluated                     $32,098
                                              ============

     Valuation Allowance Required                   5,876       $2,071

     No Valuation Allowance Required               26,222
                                              ------------ ------------
     Impaired Loans Evaluated                     $32,098       $2,071
                                              ============ ============

     The recorded investment in impaired loans for which no allowance is required is net of previous direct writedowns and applications of cash interest payments against the loan balance outstanding. The required valuation allowance is included in the allowance for loan losses in the consolidated balance sheet at September 30, 1995.

     The average recorded investment in total impaired loans and leases for the nine months ended September 30, 1995 was $51,829.

     Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. For the nine months ended September 30, 1995 interest income recognized on total impaired loans amounted to $2,509. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $6,130 for the same period.

     The activity in the allowance for loan losses for the nine months ended September 30, 1995 and 1994 is presented below ($ in thousands):

                                                  1995         1994
                                              ------------ ------------
     Balance at beginning of year                $153,961     $133,600

     Allowance of Banks Acquired                    2,843            -

     Provision for Loan Losses                     12,058       20,608

     Charge-offs                                   (8,095)      (7,823)

     Recoveries                                     4,180        6,085

     Other                                           (660)           -
                                              ------------ ------------
     Balance at September 30,                    $164,287     $152,470
                                              ============ ============

                         MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Concluded

                     September 30, 1995 & 1994 (Unaudited)

6. On July 1, 1995 the Corporation acquired Citizens Bancorp of Delavan, Inc. ("Delavan") and on July 2, 1995 acquired Sharon State Bank ("Sharon"). Both acquisitions were tax-free reorganizations accounted for as purchases. Approximately 1.1 million and 0.2 million of the Corporation's treasury common shares with an aggregate estimated combined market value of $30.7 million were exchanged for the outstanding common shares of Delavan and Sharon, respectively. The results of operations for Delavan and Sharon are included from their respective dates of acquisition and are not material to the Corporation. Delavan and Sharon were subsequently merged to become M&I Bank of Delavan with combined assets of approximately $122 million.

7. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights"(SFAS 122) which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". The Corporation elected in the third quarter to adopt this statement as of January 1, 1995. The impact of adopting this statement is not material to the Corporation, and therefore the results of operations for the first and second quarters of 1995 have not been restated. SFAS No. 122 prohibits retroactive application to prior years.

     The primary difference between SFAS No. 122 and SFAS No.65 as they relate to the Corporation is the accounting treatment afforded servicing rights for mortgages originated and sold by the Corporation with servicing retained. Under SFAS No. 122, mortgage banking enterprises are required to recognize as separate assets rights to service mortgage loans for others whether acquired through purchase, so-called Purchased Mortgage Servicing Rights (PMSRs) or acquired through origination, Originated Mortgage Servicing Rights (OMSRs). Previously SFAS No. 65 only permitted the capitalization of the rights to service mortgage loans for others when such rights were acquired through a purchase transaction (PMSRs) and OMSRs were included with the cost of the related loan in determining the gain or loss at the time the loan was sold.

     SFAS No. 122 requires that all capitalized mortgage servicing rights be evaluated for impairment based on the fair value of those rights. Additionally this statement requires such rights be stratified based on the predominant risk characteristics of the underlying loans for purposes of evaluating impairment and that a valuation allowance be established for each individual stratum when impairment is recognized. At September 30, 1995 no valuation allowance was required.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------
Assets
------
Cash and due from banks                            $578,331           $603,810
Short-term investments                              199,908            220,637
Trading securities                                    7,239              2,828
Investment securities:
  Taxable                                         1,988,879          2,082,981
  Tax-exempt                                        395,824            350,436
                                               -------------      -------------
Total investment securities                       2,384,703          2,433,417
Loans:
  Commercial                                      2,913,385          2,740,144
  Real estate                                     4,898,780          4,628,935
  Personal                                        1,160,447          1,210,507
  Lease financing                                   262,268            257,555
                                               -------------      -------------
                                                  9,234,880          8,837,141
  Less: Allowance for loan losses                   163,593            150,643
                                               -------------      -------------
Total loans                                       9,071,287          8,686,498

Premises and equipment, net                         297,001            287,212
Accrued interest and other assets                   354,603            287,868
                                               -------------      -------------
Total Assets                                    $12,893,072        $12,522,270
                                               =============      =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                            $1,981,112         $2,034,549
  Interest bearing                                7,773,722          7,650,352
                                               -------------      -------------
Total deposits                                    9,754,834          9,684,901
Funds purchased and security repurchase
  agreements                                        698,077            852,973
Other short-term borrowings                         105,343            145,600
Long-term borrowings                                826,987            491,488
Accrued expenses and other liabilities              300,258            267,578
                                               -------------      -------------
Total liabilities                                11,685,499         11,442,540

Shareholders' equity                              1,207,573          1,079,730
                                               -------------      -------------
Total Liabilities and Shareholders' Equity      $12,893,072        $12,522,270
                                               =============      =============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                               Nine Months Ended September 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------
Assets
------
Cash and due from banks                            $574,560           $617,865
Short-term investments                              215,686            186,770
Trading securities                                   10,584              3,516
Investment securities:
  Taxable                                         1,961,170          2,142,275
  Tax-exempt                                        353,791            356,618
                                               -------------      -------------
Total investment securities                       2,314,961          2,498,893
Loans:
  Commercial                                      2,813,544          2,691,077
  Real estate                                     4,814,436          4,541,792
  Personal                                        1,161,491          1,208,589
  Lease financing                                   260,192            256,251
                                               -------------      -------------
                                                  9,049,663          8,697,709
  Less: Allowance for loan losses                   159,653            142,065
                                               -------------      -------------
Total loans                                       8,890,010          8,555,644

Premises and equipment, net                         293,990            288,893
Accrued interest and other assets                   346,375            291,371
                                               -------------      -------------
Total Assets                                    $12,646,166        $12,442,952
                                               =============      =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                            $1,941,124         $2,037,499
  Interest bearing                                7,558,132          7,697,795
                                               -------------      -------------
Total deposits                                    9,499,256          9,735,294
Funds purchased and security repurchase
  agreements                                        805,733            847,039
Other short-term borrowings                          97,408            129,351
Long-term borrowings                                794,741            379,273
Accrued expenses and other liabilities              291,770            241,415
                                               -------------      -------------
Total liabilities                                11,488,908         11,332,372

Shareholders' equity                              1,157,258          1,110,580
                                               -------------      -------------
Total Liabilities and Shareholders' Equity      $12,646,166        $12,442,952
                                               =============      =============

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
                             RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
______________________________________________

Net operating income for the third quarter of 1995 was $48.6 million compared to $44.9 million for the same period one year ago. Fully diluted earnings per share for the third quarter of 1995 amounted to $.48 compared to $.44 for the same quarter last year. Based on net operating earnings, the Corporation's return on average assets and return on average shareholders' equity were 1.49% and 15.96% for the three months ended September 30, 1995 and 1.42% and 16.50% for the three months ended September 30, 1994, respectively.

The growth in net operating income of $3.7 million is attributable to increased fee revenue and lower operating expense growth (primarily lower FDIC insurance costs) which was offset in part by the decline in net interest income.

During the third quarter of 1994, the Corporation realized a net extraordinary after-tax gain of $1.1 million or $.01 per share which related to gains from the required divestiture of certain deposit accounts and the loss associated with the prepayment of certain long-term borrowings.


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

The results for 1994 exclude the Valley Bancorporation (Valley) merger related net gains of $1.1 million and $11.0 million in the third and fourth quarters, respectively.

                                         1995               1994
                              __________________________________________

                                Third   Second   First  Fourth  Third
                               Quarter  Quarter Quarter Quarter Quarter
                              __________________________________________

Interest Income                  7.33%   7.43%   7.29%   6.99%   6.74%

Interest Expense                (3.47)  (3.46)  (3.28)  (2.86)  (2.67)
                                ______  ______  ______  ______  ______

Net Interest Income              3.86    3.97    4.01    4.13    4.07

Provision for Loan Losses       (0.13)  (0.13)  (0.13)  (0.14)  (0.12)

Net Securities Gains (Losses)    0.04    0.00    0.00    0.02    0.01

Other Income                     3.31    3.26    3.18    2.96    2.89

Other Expense                   (4.65)  (4.77)  (4.64)  (4.51)  (4.52)
                                ______  ______  ______  ______  ______

Income Before Income Taxes       2.43    2.33    2.42    2.46    2.33

Income Taxes                    (0.94)  (0.86)  (0.92)  (0.94)  (0.91)
                                ______  ______  ______  ______  ______

Return on Average Assets         1.49%   1.47%   1.50%   1.52%   1.42%
                                ======  ======  ======  ======  ======

NET INTEREST INCOME
___________________

Net interest income for the third quarter of 1995 was $122.9 million compared to $126.2 million for the same period one year ago, a decrease of $3.3 million or 2.6%. The benefit of the increase in rates earned and the slight increase in the average volume of earning assets, primarily loans, did not offset the effects of the increase in the rates paid on interest bearing liabilities and the negative impact of the change in liability mix.

Average earning assets increased $332.7 million or 2.9% in the third quarter of 1995 compared to the same period one year ago. Average loan growth of $397.7 million or 4.5% was slightly offset by a decline in average other earning assets (primarily investment securities) of $65.0 million.

Total average interest bearing liabilities increased $263.7 million or 2.9% in the third quarter of 1995 compared to the same period last year. The composition of average interest bearing liabilities reflects the liability mix change that has been discussed in the past. Interest bearing deposits increased $123.4 million and short-term borrowings declined $195.2 million in the third quarter of 1995 compared to the same period a year ago. The net decline in these interest bearing liability categories and a $53.4 million decline in noninterest bearing deposit accounts resulted, in part, in long-term borrowings increasing $335.5 million from $491.5 for the third quarter of 1994 to $827.0 million for the current quarter.

As part of the 1994 acquisition of Valley, the Corporation completed certain required branch divestitures along with a number of other branch sales. The total amount of deposits sold in the last half of 1994 were approximately $300 million and total loan sales were approximately $200 million. The effect of these divestitures were somewhat offset by the February 1, 1995 acquisition of the Bank of Burlington and the July 1995 acquisitions of Citizens Bancorp of Delavan, Inc. and Sharon State Bank which were all accounted for as purchases. The Bank of Burlington had total loans of $113 million and total deposits of $149 million at the date of acquisition and the Citizens Bancorp of Delavan and Sharon State Bank acquisitions had combined loans of $72.5 million and combined deposits of $82.6 million.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below (amounts in millions):

                                   1995                1994
                         ______________________________________________
                                                                 Annual
                          Third  Second   First  Fourth   Third  Growth
                         Quarter Quarter Quarter Quarter Quarter  PCT
                         ______________________________________________

Commercial Loans         $2,913  $2,828  $2,697  $2,643  $2,740   6.3%

Real Estate Loans
 Construction               329     354     367     385    344   (4.2)
 Commercial
  Mortgages               2,169   2,102   2,072   2,058  2,066    5.0
 Residential
  Mortgages               2,401   2,355   2,292   2,227  2,219    8.2
                         ______________________________________________

Total Real Estate Loans   4,899   4,811   4,731   4,670  4,629    5.8

Personal Loans
 Personal Loans             876     873     872     901    946   (7.4)
 Student Loans              285     285     294     278    265    7.4
                         ______________________________________________

Total Personal Loans      1,161   1,158   1,166   1,179  1,211   (4.1)

Lease Financing
 Receivables                262     260     259     257    257    1.8
                         ______________________________________________

Total Consolidated
  Average Loans          $9,235  $9,057  $8,853  $8,749  $8,837   4.5%
                         ==============================================

During the third quarter of 1995, the Corporation began converting adjustable rate mortgage loans (ARMs) into Federal National Mortgage Association (FNMA) ARM pool securities to enhance liquidity. At September 30, 1995, $132 million of ARM loans had been securitized and are classified as investment securities available for sale. It is anticipated that by the end of 1995, approximately $600 million of ARM loans will be securitized and reclassified. As part of this process, the Corporation pays a fee of 7.5 basis points to guarantee the securities which will have a negative impact on net interest income. Average residential real estate loan growth would have been 9.3% and total loan growth would have been 4.8% before securitization.

The composition of the Corporation's quarterly average deposits for the current quarter and prior year's quarters are as follows (amounts in millions):

                                1995                1994
                      _______________________________________________
                                                              Annual
                       Third  Second   First  Fourth   Third  Growth
                      Quarter Quarter Quarter Quarter Quarter  PCT
                      _______________________________________________

Noninterest
 Bearing
  Commercial          $1,282  $1,248  $1,248  $1,363  $1,298  (1.2)%
  Personal               409     410     400     413     432   (5.3)
  Other                  290     275     260     318     305   (4.9)
                      _______________________________________________

Total Noninterest
  Bearing Deposits     1,981   1,933   1,908   2,094   2,035   (2.6)

Interest Bearing
  Savings & NOW        1,961   1,973   2,084   2,290   2,484  (21.1)

  Money Market         2,049   1,875   1,767   1,606   1,495   37.0
  Other CDs & Time
    Deposits           3,145   3,135   3,037   3,135   3,227   (2.5)
  CDs Greater than
    $100                 619     541     485     350     444   39.3
                      _______________________________________________

Total Interest
  Bearing Deposits     7,774   7,524   7,373   7,381   7,650    1.6
                      _______________________________________________

Total Consolidated
  Average Deposits    $9,755  $9,457  $9,281  $9,475  $9,685   0.7%
                      ===============================================

The yield on average earning assets increased 63 basis points while the cost of interest-bearing deposits increased 108 basis points in the third quarter of 1995 compared to the same period last year. During the third quarter of 1994, the Corporation began offering a money market index account to attract new deposits. For the third quarter of 1995, the average money market index account amounted to approximately $1,087 million. Since inception, this new product resulted in approximately $546 million of new deposit growth. The remaining balances were the result of disintermediation from the Corporation's other deposit accounts. The average rate paid on this index account amounted to 5.30% compared to 3.25% for the tier equivalent nonindexed money market account for the three months ended September 30, 1995. The activity for the third quarter of 1994 was not significant. The increase in short-term borrowing costs of 123 basis points also negatively impacted net interest income. The average cost of long-term borrowings increased 17 basis points. As previously stated, the average volume of long-term borrowings increased $335.5 million. During the second quarter of 1994, the Corporation's banking subsidiaries began offering Bank Notes. The Bank Notes provide an additional funding source along with those traditionally available to our banking affiliates. For the third quarter of 1995 average Bank Notes amounted to $438.7 million compared to $197.5 for the same period last year. These notes were issued for a two-year term and have floating interest rates.

The possible continuing lack of deposit and earning asset growth, and shift of deposit mix into the higher cost categories, may continue to put pressure on the interest margin.

At the present time, the Corporation is not involved in derivatives, other than normal foreign exchange trading.

                                               THIRD QUARTER
                       ________________________________________________________

YIELD & COST ANALYSIS              1995                           1994
  ($000's)             _____________________________ __________________________
                                         Average                        Average
                        Average         Yield or      Average          Yield or
                        Balance  Interest Cost        Balance   Interest Cost
                     __________________________________________________________

Loans                $ 9,234,880  $199,742  8.58%  $ 8,837,141  $175,864  7.90%
Investment
 Securities:
   Taxable             1,988,879    28,905  5.77     2,082,981    28,689  5.46
   Tax Exempt            395,824     6,543  6.56       350,436     5,948  6.73
Other Short-term
 Investments             207,147     2,798  5.36       223,465     2,397  4.26
                     __________________________________________________________
Total Interest
 Earning Assets      $11,826,730  $237,988  7.98%  $11,494,023  $212,898  7.35%
                     ==========================================================

Money Market Savings $ 2,049,408  $ 22,017  4.26%  $ 1,495,494  $ 10,597  2.81%
Regular Savings
 & NOW                 1,961,015    10,647  2.15     2,484,315    11,708  1.87
Other CDs & Time
 Deposits              3,144,958    45,344  5.72     3,226,718    38,006  4.67
CD's Greater than
 $100                    618,341     9,493  6.09       443,825     4,985  4.46
                     __________________________________________________________
Total Interest
  Bearing Deposits     7,773,722    87,501  4.47     7,650,352    65,296  3.39
Short-term
 Borrowings              803,420    11,318  5.59       998,573    10,981  4.36
Long-term
 Borrowings              826,987    13,884  6.66       491,488     8,038  6.49
                     __________________________________________________________
Total Interest
 Bearing Liabilities $ 9,404,129  $112,703  4.75%  $ 9,140,413  $ 84,315  3.66%
                     ==========================================================

Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                           $125,285  4.20%               $128,583  4.44%
                                  ===============               ===============

PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
____________________________________________

The provision for loan losses amounted to $4.1 million in the third quarter of 1995 compared to a provision of $3.7 million in the third quarter of 1994. The 1995 provision level reflects the continued relatively stable trends in nonperforming assets and favorable net charge-off activity in relation to the allowance for loan losses.


At September 30, 1995, nonperforming assets were $69.6 million, a decrease of $7.3 million when compared to the same period a year ago however it reflects an increase of $1.5 million since the second quarter of 1995. Nonaccrual loans, the largest component of nonperforming assets, decreased $3.3 million when compared to the same period last year and increased $2.3 million since the second quarter of 1995.

Total nonaccrual commercial loans and leases reflected an increase of $1.9 million for the third quarter of 1995 compared to the same period last year and increased $.8 million since June 30, 1995. Total nonaccrual real estate loans decreased $5.7 million in the third quarter of 1995 compared to the third quarter of last year and increased $.8 million compared to the second quarter of 1995. Since September 30, 1994, nonaccrual commercial real estate loans have declined and have somewhat stabilized during the second and third quarters of 1995. Nonaccrual residential real estate loans and nonaccrual personal loans, which increased $1.4 million and $.7 million since June 30, 1995, are at their highest levels over the reported five quarters.

Net charge-offs in the third quarter of 1995 amounted to $.8 million or .03% of average loans annualized. The third quarter 1995 net charge-offs were slightly higher than the same period last year, however they were below that reported in the second quarter of 1995.

The allowance for loan losses was $164.3 million or 1.80% of total loans at September 30, 1995 compared to $160.6 million or 1.75% of total loans at June 30, 1995 and $152.5 million or 1.71% of total loans at September 30, 1994. The coverage ratio of the allowance for loan losses to nonperforming loans remained unchanged at 269% for the second and third quarters of 1995. At September 30, 1994, the coverage ratio was 227%. During the third quarter of 1995, $132 million of adjustable rate mortgages were securitized and transferred to our investment portfolio. As part of this securitization, approximately $.7 million of loan loss reserve balances were transferred to a specific investment reserve to cover estimated losses based on the Corporation's experience with these types of loans. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through FNMA against potential loss.

The following tables present certain credit quality information and statistics at September 30, 1995 as well as for the previous four quarters.

                    CONSOLIDATED CREDIT QUALITY INFORMATION
                                    ($000's)

                                     1995                  1994
                          ___________________________ ________________

                            Third   Second    First   Fourth    Third
                           Quarter  Quarter  Quarter  Quarter  Quarter
                          __________________________ _________________

NONPERFORMING ASSETS

Nonaccrual                 $50,643  $48,359  $44,210  $44,766  $53,987

Renegotiated                 3,298    3,424    3,826    4,172    4,748

Past Due 90 Days or More     7,106    7,879    9,653    9,093    8,551
                          _____________________________________________

Total Nonperforming Loans   61,047   59,662   57,689   58,031   67,286

Other Real Estate Owned      8,587    8,510   11,209   12,114    9,697
                          _____________________________________________

Total Nonperforming Assets $69,634  $68,172  $68,898  $70,145  $76,983
                          =============================================

ALLOWANCE FOR LOAN LOSSES $164,287 $160,565 $157,689 $153,961 $152,470
                          =============================================


                                     1995                  1994
                          ___________________________ ________________

                            Third   Second    First   Fourth    Third
                           Quarter  Quarter  Quarter  Quarter  Quarter
                          __________________________ _________________

NONACCRUAL LOANS BY TYPE ($000's)

Commercial
  Commercial, Financial &
    Agricultural           $14,449  $13,703  $11,134   $8,372  $11,944

  Lease Financing
    Receivables              2,323    2,246    2,086    1,601    2,883
                          _____________________________________________

Total Commercial            16,772   15,949   13,220    9,973   14,827

Real Estate
  Construction and Land
    Development                242      666      731      902    3,862
  Commercial Mortgage       17,407   17,626   16,227   19,706   21,769

  Residential Mortgage      13,010   11,590   11,378   11,453   10,725
                          _____________________________________________

Total Real Estate           30,659   29,882   28,336   32,061   36,356

Personal                     3,212    2,528    2,654    2,732    2,804
                          _____________________________________________

Total Nonaccrual Loans     $50,643  $48,359  $44,210  $44,766  $53,987
                          =============================================

                                     1995                  1994
                          ___________________________ ________________

                            Third   Second    First   Fourth    Third
                           Quarter  Quarter  Quarter  Quarter  Quarter
                          __________________________ _________________

RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN LOSSES ($000's)

Beginning Balance         $160,565 $157,689 $153,961 $152,470 $149,371

Provision for Loan Losses    4,070    4,005    3,983    4,299    3,655

Allowance of Bank Acquired   1,096      ---    1,747      ---      ---

Allowance Transfer for Loan
   Securitizations            (660)     ---      ---      ---      ---

Loans Charged-off
   Commercial                  502      354      809    1,192      653

   Real Estate                 466      161    1,328    1,501      383

   Personal                  1,250    1,402    1,328    1,636      877

   Leases                      104      258      133      409       80
                           ____________________________________________

Total Charge-offs            2,322    2,175    3,598    4,738    1,993

Recoveries on Loans
   Commercial                  514      256      890    1,062      381

   Real Estate                 483      208      225      386      681

   Personal                    530      576      479      448      347

   Leases                       11        6        2       34       28
                           ____________________________________________

Total Recoveries             1,538    1,046    1,596    1,930    1,437
                           ____________________________________________

Net Loans Charged-off          784    1,129    2,002    2,808      556
                           ____________________________________________

Ending Balance            $164,287 $160,565 $157,689 $153,961 $152,470
                           ============================================

CONSOLIDATED STATISTICS

Net Charge-offs
   to Average Loans
     Annualized               0.03%    0.05%    0.09%    0.13%    0.02%

Total Nonperforming Loans
   to Total Loans             0.67     0.65     0.64     0.66     0.76

Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned          0.76     0.74     0.77     0.80     0.86

Allowance for Loan Losses
   to Total Loans             1.80     1.75     1.76     1.75     1.71

Allowance for Loan Losses
   to Nonperforming Loans      269      269      273      265      227

OTHER INCOME
____________

Total other income was $108.9 million for the third quarter of 1995, an increase of $17.6 million or 19.2% when compared to $91.4 million earned in the third quarter of 1994.

Fees from data processing services grew $15 million or 37.5% and amounted to $55.1 million this quarter compared to $40 million for the same period last year. The increase was primarily due to processing and software sales revenue. Contract buyout fees declined $1 million in the third quarter of 1995 compared to the third quarter of 1994. The acquisitions of Software Alliance in December 1994 and Mutual Services inc., a New England data center, on August 1, 1995, contributed approximately 28% of the revenue growth. Fees from processing services to utilities accounted for an additional 17% of the increase in revenue.

Security gains realized in the third quarter of 1995 compared to the same period last year resulted in an increase of $1.1 million. These gains were primarily the result of the sale of equity securities carried in the available for sale category.

Trust fees increased $1.1 million or 7.3%. This increase was primarily due to revenue from outsourcing.

Fees from other customer services declined 5.6% or $1.6 million. A $.9 million decrease in service charges on deposit accounts and a decline of $.4 million in other commissions and fees accounted for a significant portion of the decline.

Other income increased $2.0 million this quarter compared to the same quarter last year. The Corporation adopted the new accounting standard on mortgage servicing rights in the third quarter of 1995 which resulted in a $1.7 million increase in other income.


OTHER EXPENSE
_____________

Total other expense for the third quarter of 1995 increased $8.3 million or 5.9%, from the same period a year ago.

Salaries and benefits expense increased $8.8 million in the third quarter of 1995 compared to the same period last year. The increase is due primarily to Data Services (DSI), the Corporation's data processing division. At September 30, 1995 DSI had approximately 2,560 full time equivalent employees (FTE), which is an increase of 268 FTE's since September 30, 1994. A portion of the increase is due to DSI's recent acquisitions. Our banking segment showed a decline in salaries and benefits expense for the third quarter of 1995 compared to the same period last year.

Equipment expense was $16.9 million for the third quarter of 1995 compared to $13.8 million in the third quarter of 1994, an increase of $3.2 million or 23%. The increase is primarily attributable to DSI and is due to the activities of the acquired New England data center, a secondary processing site which became operational late in the fourth quarter of 1994, and CPU and other equipment upgrades.

Payments to regulators declined $5.7 million in the third quarter of 1995 compared to the third quarter of 1994. The reduction in the Federal Deposit Insurance Corporation (FDIC) premium rate from $.23 to $.04 per $1,000 of insured deposits, retroactive to June 1, 1995, resulted in the expense decline.

Professional services expense amounted to $5.0 million for the third quarter of 1995 compared to $2.9 million for the same period last year. Approximately $1 million of the increase was due to costs incurred for technological assistance in software development such as DSI's data warehouse project. Approximately $.5 million of the remaining increase represents costs incurred in connection with the ARM loan securitization previously discussed.

The other miscellaneous expense category is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. Including the professional services expense increase of $.9 million, the amount of cost capitalized, net of amortization in the third quarter of 1995, was $1.7 more than the amount recorded in the third quarter of 1994.



INCOME TAXES
____________

The income tax provision for the three months ended September 30, 1995 amounted to $28.3 million compared to $26.4 million for the three months ended September 30, 1994. The effective tax rate remained relatively unchanged.


NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
_____________________________________________

For the nine months ended September 30, 1995 the Corporation recorded net income of $141 million compared to $47.5 million for the nine months ended September 30, 1994. Fully diluted net income per share amounted to $1.38 compared to $.47 for the prior year. Net income for the nine months ended September 30, 1994 would have been $122.4 million and fully diluted net income per share would have amounted to $1.18 per share excluding the unusual charges and extraordinary items recorded in conjunction with the Valley merger. The net operating income improvement was due to higher net interest income, higher noninterest income offset in part by a slight increase in other expenses.

INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS
________________________________________________________________

The following table presents a summarized view of each of the major elements of the income statement for the first nine months on a comparable basis presented in the same format as the table for the quarterly results. The results exclude the after-tax merger related charge of $76.1 taken in the second quarter of 1994 and the $1.1 million net extraordinary income reported in the third quarter of 1994.

                                                     ROA
                                      1995    1994  Impact
                                    __________________________

      Interest Income                7.35%   6.53%   0.82%

      Interest Expense              (3.41)  (2.54)  (0.87)
                                    ______  ______  ______


      Net Interest Income            3.94    3.99   (0.05)

      Provision for Loan Losses     (0.13)  (0.13)    ---

      Net Securities Gains (Losses)  0.01    0.01     ---

      Other Income                   3.25    2.95    0.30

      Other Expense                 (4.67)  (4.66)  (0.01)
                                    ______  ______  ______


      Income Before Income Taxes     2.40    2.16    0.24

      Income Taxes                  (0.91)  (0.84)  (0.07)
                                    ______  ______  ______

      Return on Average Assets       1.49%   1.32%   0.17%
                                    ======  ======  ======



MERGER/RESTRUCTURING - UPDATE
_____________________________

The merger/restructuring charge of $76.6 million (pre-tax) recorded in June 1994, was the result of the acquisition of Valley and reflected the costs associated with executive contracts and the reduction in workforce, the write-off of duplicate computer and software costs, system conversion costs, professional fees, and other net costs associated with the merger. As part of the merger/restructuring process the Corporation in 1994 merged 15 bank charters and four financial service affiliates into other M&I affiliates which were providing similar services. The Corporation also closed 49 branch locations which included 19 required branch divestitures. These activities resulted in a reduction of approximately 1,000 employees. During 1995, seven additional bank charters were merged. Since June 30, 1994 approximately 96% of the liability has been utilized either through cash payments, contractual commitments, or asset writedowns. At the present time, the Corporation anticipates that the June 30, 1994 merger/restructuring charge will be adequate to absorb all related costs.

CAPITAL RESOURCES
_________________

At September 30, 1995 Shareholders' equity amounted to $1.22 billion or 9.4% of total consolidated assets compared with $1.06 billion or 8.4% at December 31, 1994 and $1.05 billion or 8.3% at September 30, 1994.

During the third quarter of 1995 the net unrealized gain on securities available for sale increased $3.1 million and has increased $44.3 million since December 31, 1994.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by the Corporation's Board of Directors. During the third quarter of 1995, .7 million shares were acquired at an aggregate cost of $16.9 million. Cumulatively, 12 million shares have been acquired with an aggregate cost of $264.8 million since inception of the program in April 1993.

The Corporation continues to have a strong capital base and its regulatory capital ratios remain significantly above the defined minimum regulatory ratios as shown in the following tables as of September 30, 1995.

                           RISK-BASED CAPITAL RATIOS
                               ($ in thousands)


                                    Amount              Ratio
                                  __________            ______

Tier 1 capital                    $1,139,031            11.61%
Tier 1 capital
  minimum requirement                392,323             4.00
                                  __________            ______

Excess                            $  746,708             7.61%
                                  ==========            ======


Total capital                     $1,375,577            14.02%
Total capital
  minimum requirement                784,645             8.00
                                  __________            ______

Excess                            $  590,932             6.02%
                                  ==========            ======


Risk-adjusted assets              $9,808,068



                                       LEVERAGE RATIO
                                      ($ in thousands)

                               Amount                Ratio
                         ___________________      ____________

Tier 1 capital to
  adjusted total assets           $1,139,031             8.89%

Minimum leverage
  requirement (1)          384,561 - 640,935      3.00 - 5.00
                          __________________      ____________

Excess                    $754,470 - 498,096      5.89 - 3.89%
                          ==================      ============

Adjusted average total assets    $12,818,697



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

                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K
_________________________________________

A.     Exhibits:

       Exhibit 11 -Statements - Computation of Earnings Per Share

       Exhibit 12 -Marshall & Ilsley Corporation Computation of Ratio of
                   Earnings to Fixed Charges

       Exhibit 27 -Financial Data Schedule


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




November 13, 1995