Form 10-K405
period 1995-12-31
MARSHALL & ILSLEY CORP/WI/
filed 1996-03-08
CIK 62741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Common Stock - $1.00 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X       No
                                                   ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     /X/

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $2,305,562,000 as of February 29, 1996. The number of shares of common stock outstanding as of February 29, 1996 is 92,685,907.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 23, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Marshall & Ilsley Corporation ("M&I" or the "Corporation"), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and a registered savings and loan holding company under the Home Owners' Loan Act of 1933, as amended ("HOLA"). As of December 31, 1995, M&I had consolidated total assets of approximately $13.3 billion and consolidated total deposits of approximately $10.3 billion, making M&I the second largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

     M&I's principal assets are the stock of its bank and nonbank subsidiaries and the assets of its Data Services Division ("M&I Data Services"). M&I's subsidiaries include 29 commercial banks, one savings association and a number of companies engaged in businesses that the Federal Reserve Board (the "FRB") has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

     M&I's bank and savings association subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin and the Phoenix, Arizona metropolitan area. These subsidiaries offer retail, institutional, international, business and correspondent banking, investment and trust services through the operation of 236 banking offices in Wisconsin and 12 offices in Arizona. M&I Marshall & Ilsley Bank ("M&I Bank"), M&I's largest bank subsidiary with consolidated assets as of December 31, 1995 of approximately $4.0 billion, is the third largest bank in Wisconsin.

     M&I Data Services is a major supplier of financial and data processing services and software to banking, financial and related organizations. M&I Data Services provides services and software to over 500 financial institution customers in the United States, as well as institutions in numerous foreign countries. M&I's nonbank subsidiaries operate a variety of bank-related businesses, including those providing investment management services, insurance services, trust services, equipment lease financing, commercial and residential mortgage banking, venture capital, brokerage services and financial advisory services. M&I Investment Management Corp. offers a full range of asset management services to M&I's trust company subsidiaries, the Marshall Funds and other individual, business and institutional customers. M&I's trust company subsidiaries provide trust and employee benefit plan services to customers in Wisconsin, Arizona and Florida. M&I First National Leasing Corp. leases a variety of equipment and machinery to large and small businesses. M&I Mortgage Corp. originates, purchases, sells and services residential mortgages. The Richter-Schroeder Company originates and services long-term commercial real estate loans for institutional investors. M&I Capital Markets Group, Inc. provides venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers and the Securities and Exchange Commission, provides brokerage and other investment related services to a variety of retail and commercial customers.

     On February 1, 1995, M&I acquired the Bank of Burlington, Burlington, Wisconsin, which had total assets of approximately $180 million at the acquisition date. On July 1, 1995, M&I acquired Citizens Bancorp of Delavan, Inc., Delavan, Wisconsin, and on July 2, 1995, M&I acquired Sharon State Bank, Sharon, Wisconsin, which were merged and became the M&I Bank of Delavan with combined assets of $123 million at the merger date.

                          PRINCIPAL SOURCES OF REVENUE

     The table below shows the amount and percentages of M&I's total consolidated operating income resulting from interest and fees on loans, interest on investment securities and fees for data processing services for each of the last three years:

                                                         INTEREST ON
                                INTEREST AND              INVESTMENT             FEES FOR DATA
                               FEES ON LOANS              SECURITIES          PROCESSING SERVICES
                            --------------------     --------------------     --------------------
                                        PERCENT                  PERCENT                  PERCENT
                                       OF TOTAL                 OF TOTAL                 OF TOTAL      TOTAL
YEAR ENDED                             OPERATING                OPERATING                OPERATING   OPERATING
DECEMBER 31                  AMOUNT     INCOME        AMOUNT     INCOME        AMOUNT     INCOME       INCOME
-----------                 --------   ---------     --------   ---------     --------   ---------   ----------
                            ($000'S)                 ($000'S)                 ($000'S)                ($000'S)
   1995...................  $774,256      57.4%      $136,980      10.2%      $213,914      15.9%    $1,348,842
   1994...................   681,085      57.8        127,587      10.8        159,418      13.5      1,178,787
   1993...................   643,679      55.2        143,899      12.3        135,041      11.6      1,165,403

     M&I business segment information is contained in Note 19 of the Notes to the Consolidated Financial Statements contained in Item 8 hereof.

                                  COMPETITION

     M&I and its subsidiaries face substantial competition from hundreds of competitors in the markets they serve, some of which are larger and have greater resources than M&I. M&I's bank subsidiaries compete for deposits and other sources of funds and for credit relationships with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies (and other long-term lenders) and other financial and non-financial companies located both within and outside M&I's primary market area, many of which offer products functionally equivalent to bank products. M&I's non-bank operations compete with numerous banks, finance companies, data servicing companies, leasing companies, mortgage bankers, brokerage firms, financial advisors, trust companies, mutual funds and investment bankers in Wisconsin and throughout the United States.

     The market for the banking technology services offered by M&I Data Services is national in scope. In any given geographic area, M&I Data Services' competitors vary in size and include national, regional and local operations. While historically the bank data processing industry has been highly decentralized, there is an accelerating trend toward consolidation in the industry, resulting in fewer companies competing over larger geographic regions. As consolidation continues, successful companies in this business are likely to increase substantially in size as the scale of activity necessary to compete increases.

                                   EMPLOYEES

     As of December 31, 1995, M&I and its subsidiaries employed in the aggregate approximately 9,079 full and part-time employees. M&I considers employee relations to be excellent. None of the employees of M&I and its subsidiaries are represented by a collective bargaining group.

                           SUPERVISION AND REGULATION

     As a registered bank holding company and savings and loan holding company, M&I is subject to regulation and examination by the FRB under the BHCA and the Office of Thrift Supervision ("OTS") under HOLA. M&I's state bank subsidiaries are subject to regulation and examination by the Wisconsin Office of the Commissioner of Banking, or in the case of M&I Thunderbird Bank, the Arizona State Banking Department, and the FRB (for state banks which are members of the Federal Reserve System) or the Federal Deposit Insurance Corporation ("FDIC") (for state banks which are not members of the Federal Reserve System). M&I's national bank subsidiary is subject to regulation and examination by the Office of the Comptroller of the Currency. M&I's savings association subsidiary is subject to regulation and examination by the Wisconsin Office of the Commissioner of Savings and Loans and the OTS. In addition, all of M&I's bank subsidiaries are subject to examination by the FDIC and other federal agencies.

     Under FRB policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, extensions of credit and branch banking. The federal regulatory agencies have implemented provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 by creating standards for when they will take prompt corrective action if a depository institution fails to maintain a certain capital level within specified categories ranging from "critically undercapitalized" to "well capitalized." Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 1995 can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 hereof.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions have been abolished effective September 29, 1995. Now, adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. In addition, banks may create interstate branching networks on or after June 1, 1997 in states that do not opt out of the legislation, or prior to such date in states that opt into the legislation early. The Financial Reform, Recovery and Enforcement Act of 1989 provides that a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of or any FDIC-assisted transaction involving an affiliated insured bank or savings association.

     The laws and regulations to which M&I are subject are constantly under review by Congress, regulatory agencies and state legislatures. These laws and regulations may be changed dramatically in the future, which could affect the ability of bank holding companies to engage in certain activities such as nationwide banking, securities underwriting and insurance, as well as the amount of capital that banks and bank holding companies must maintain, premiums paid for deposit insurance and other matters directly affecting earnings. It is not certain which changes will occur, if any, or the effect such changes will have on the profitability of M&I, its ability to compete effectively, or the composition of the financial services industry.

     The earnings and business of M&I and the M&I bank subsidiaries are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The FRB impacts the competitive conditions under which M&I operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of M&I and its subsidiaries cannot be predicted with certainty.

     The foregoing references to applicable laws, statutes, regulations and legislation are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such statutes, regulations and legislation.

                        SELECTED STATISTICAL INFORMATION

     Statistical information relating to M&I and its subsidiaries on a consolidated basis is set forth as follows:

     (1) Average Balance Sheets and Analysis of Net Interest Income for each of the last three years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

     (2) Analysis of Changes in Interest Income and Interest Expense for each of the last two years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

     (3) Nonaccrual, Past Due and Restructured Loans for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

     (4) Summary of Loan Loss Experience for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

     (5) Return on Average Shareholders' Equity, Return on Average Assets and other statistical ratios for each of the last five years can be found in Item 6, Selected Financial Data.

     The following tables set forth certain statistical information relating to M&I and its subsidiaries on a consolidated basis.

                             INVESTMENT SECURITIES

     The amortized cost of M&I's consolidated investment securities at December 31 of each year are:

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                                      (IN THOUSANDS)
U.S. Treasury and government agencies..................  $2,330,577     $1,970,556     $2,139,866
States and political subdivisions......................     446,998        290,483        326,154
Other..................................................      98,380         86,533        106,538
                                                         ----------     ----------     ----------
                                                         $2,875,955     $2,347,572     $2,572,558
                                                         ==========     ==========     ==========

     The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 1995 are (in thousands):


                                                    AFTER ONE BUT        AFTER FIVE BUT
                              WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS    AFTER TEN YEARS          TOTAL
                              ----------------    ------------------    ----------------    ---------------    ------------------
                               AMOUNT    YIELD      AMOUNT     YIELD     AMOUNT    YIELD    AMOUNT    YIELD      AMOUNT     YIELD
                              --------   -----    ----------   -----    --------   -----    -------   -----    ----------   -----
U.S. Treasury and government
  agencies..................  $662,408   5.53%    $1,662,707    6.15%   $  3,754    6.84%    $1,708   8.06%    $2,330,577   5.98%
States and other political
  subdivisions..............    95,930   6.94        158,504    7.16     183,533    7.41      9,031   9.21        446,998   7.26
Other.......................     7,630   8.60         14,063   10.87       7,483   10.59     69,204   3.80         98,380   5.70
                              --------   ----     ----------   -----    --------   -----    -------   ----     ----------   ----
                              $765,968   5.74%    $1,835,274    6.27%   $194,770    7.52%   $79,943   4.50%    $2,875,955   6.17%
                              ========   ====     ==========   =====    ========   =====    =======   ====     ==========   ====

                                 TYPES OF LOANS

     M&I's consolidated loans, classified by type, at December 31 of each year are:

                                      1995          1994          1993          1992          1991
                                   ----------    ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS)
Commercial, financial and
  agricultural...................  $2,903,920    $2,644,928    $2,538,830    $2,471,150    $2,620,594
Industrial development revenue
  bonds..........................      29,358        31,796        45,889        58,388        52,288
Real estate:
  Construction...................     303,345       378,316       333,609       273,556       260,353
  Mortgage:
     Residential.................   2,002,023     2,240,287     2,223,857     2,160,116     1,977,673
     Commercial..................   2,189,449     2,062,022     2,000,052     1,718,452     1,320,346
                                   ----------    ----------    ----------    ----------    ----------
          Total mortgage.........   4,191,472     4,302,309     4,223,909     3,878,568     3,298,019
Personal.........................   1,163,127     1,178,453     1,217,513     1,056,901     1,010,682
Lease financing..................     277,680       256,690       257,622       242,282       219,164
                                   ----------    ----------    ----------    ----------    ----------
                                    8,868,902     8,792,492     8,617,372     7,980,845     7,461,100
Less: Allowance for loan
  losses.........................     161,430       153,961       133,600       123,805       105,156
                                   ----------    ----------    ----------    ----------    ----------
Net loans........................  $8,707,472    $8,638,531    $8,483,772    $7,857,040    $7,355,944
                                   ==========    ==========    ==========    ==========    ==========

                          LOAN BALANCES AND MATURITIES
                               DECEMBER 31, 1995
                          DOLLAR AMOUNTS IN THOUSANDS

     The analysis of loan maturities at December 31, 1995, and the rate structure for the categories indicated are:

                                                                                      RATE STRUCTURE OF LOANS
                                                 MATURITY                                DUE AFTER ONE YEAR
                             -------------------------------------------------   ----------------------------------
                                            OVER ONE       OVER                  WITH PRE-      WITH
                              ONE YEAR    YEAR THROUGH     FIVE                  DETERMINED   FLOATING
                              OR LESS      FIVE YEARS     YEARS       TOTAL         RATE        RATE       TOTAL
                             ----------   ------------   --------   ----------   ----------   --------   ----------
                                              (IN THOUSANDS)                               (IN THOUSANDS)
Commercial, financial and
  agricultural.............  $2,117,379     $679,506     $107,035   $2,903,920    $ 635,405   $151,136   $  786,541
Industrial development
  revenue bonds............      10,306        9,772        9,280       29,358        9,511      9,541       19,052
Real estate --
  construction.............     207,483       95,862           --      303,345       64,243     31,619       95,862
Lease financing............      79,692      197,584          404      277,680      197,988         --      197,988
                             ----------     --------     --------   ----------    ---------   --------   ----------
                             $2,414,860     $982,724     $116,719   $3,514,303    $ 907,147   $192,296   $1,099,443
                             ==========     ========     ========   ==========    =========   ========   ==========

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

                            POTENTIAL PROBLEM LOANS

     At December 31, 1995, the Corporation had $23,623 of loans for which payments are presently current, but the borrowers are experiencing serious financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.

                         OTHER INTEREST BEARING ASSETS

     At December 31, 1995, the Corporation's commercial finance subsidiary had $4,093 of corporate debt investment securities on nonaccrual status. The gross interest that would have been recorded in 1995 under the original terms amounted to $413. There was no interest income recorded during 1995 with respect to such debt securities.

                                    DEPOSITS

     The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows:

                                             1995                  1994                  1993
                                      ------------------    ------------------    ------------------
                                        AMOUNT     RATE       AMOUNT     RATE       AMOUNT     RATE
                                      ----------   -----    ----------   -----    ----------   -----
                                                              (IN THOUSANDS)
Noninterest bearing demand
  deposits..........................  $1,980,035            $2,051,864            $1,997,781
Interest bearing demand deposits....     959,234   1.85%     1,084,552   1.65%     1,081,702   1.88%
Savings deposits....................   3,006,002   3.61%     2,869,618   2.54%     2,792,851   2.57%
Time deposits.......................   3,664,144   5.61%     3,664,063   4.51%     3,902,398   4.61%
                                      ----------            ----------            ----------
          Total deposits............  $9,609,415            $9,670,097            $9,774,732
                                      ==========            ==========            ==========

     The maturity distribution of time deposits issued in amounts of $100,000 and over and outstanding at December 31, 1995 (in thousands) is:

    Three months or less......................................................  $281,827
    Over three and through six months.........................................   126,556
    Over six and through twelve months........................................   136,600
    Over twelve months........................................................   115,294
                                                                                --------
                                                                                $660,277
                                                                                ========

     At December 31, 1995, time deposits issued by foreign offices totalled $44,847.

                             SHORT-TERM BORROWINGS

     Information related to M&I's funds purchased and security repurchase agreements for the last three years is as follows (in thousands):

                                                         1995           1994          1993
                                                      ----------     ----------     --------
                                                                  (IN THOUSANDS)
    Amount outstanding at year end..................  $  517,576     $  944,843     $515,028
    Average amount outstanding during the year......     739,191        835,472      556,812
    Maximum amount outstanding at any month's end...   1,094,314      1,011,509      907,247
    Weighted average interest rate at year end......       4.99%          5.17%        2.78%
    Weighted average interest rate during the
      year..........................................       5.70%          4.09%        2.87%

                        SUMMARY OF LOAN LOSS EXPERIENCE

     The following should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

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

     During 1995, consolidated net charge-offs increased to $9.3 million, representing $14.6 million of charge-offs, offset by $5.3 million of recoveries. The 1995 net charge-off level closely parallels the levels of 1992 and 1993, which were above the unusually low 1994 level of $4.6 million, but below the higher than historic net charge-off level experienced in 1991. Gross charge-off levels declined from 1991 through 1994 and although 1995 levels increased, they remained at the second lowest level during the five-year period. Recovery levels in 1991, 1993 and 1994 were relatively consistent, and contrast to a higher level of recoveries in 1992 and a lower level of recoveries in 1995. Recoveries in 1992 were unusually high due to the collection of a large commercial loan charge-off recorded in 1990. The generally positive net charge-off levels experienced during the post-1991 period reflect the relative strength of the Wisconsin economy and stabilization in the Arizona economy and real estate levels. The Corporation's Arizona-based loan portfolio represents approximately 3% of the total portfolio.

     The Corporation's 1995 provision level of $16.2 million is consistent with the 1994 general provision level of $16.0 million, not including the $8.9 million special provision taken in 1994. The special provision, which was charged to expense, was utilized to conform Valley's loan valuation policies with those of the Corporation, after consummation of the merger. The 1994 and 1995 general provision levels are lower than the previous three years. The resulting 1995 year-end reserve level is $161 million, or 1.82% of total loans, which compares to the year-end 1994 reserve level of 1.75%. The increasing reserve levels in 1991 through 1995 reflect the Corporation's favorable net charge-off experience and the inherent cyclical nature of economic conditions and related credit impacts. In addition, the 1995 reserve level of 1.82% reflects a reduction in loan volume due to the securitization of mortgage loans and related transfer of a portion of the loan loss reserve to a recourse reserve. The year-end 1995 reserve level is considered adequate given uncertainties regarding the economic conditions in the country and the Corporation's primary service areas.

     The Corporation's 1995 charge-off and recovery levels across portfolio sectors generally reflect the current stability of the Wisconsin and Arizona economies. These conditions contrast with 1990 and 1991 when conditions were generally less favorable and weaknesses in economic conditions and real estate values significantly impacted the Corporation's Arizona-based portfolio, resulting in higher than historic levels of losses. The 1995 charge-off level for commercial loans was above the abnormally low 1994 level, but below 1991-1993 levels. During the 1991-1995 period, commercial loan recoveries generally declined, with the exception of 1992 when a large recovery occurred relating to a 1990 charge-off. The higher 1992 recovery and the abnormally low 1994 gross charge-offs, resulted in small net commercial loan recoveries in 1992 and 1994. The 1995 charge-off for construction real estate loans, decreased from the 1994 peak. The losses were offset by negligible recoveries and continue to be relatively immaterial. The 1995 charge-offs for real estate mortgages, which decreased to the lowest level in five years, were offset by lower than normal recoveries. Resulting net charge-offs increased from 1993 and 1994 levels, but remained below 1991 and 1992 levels. The 1995 charge-off and recovery levels for personal loans increased above 1993 and 1994 levels, but remained below 1991 and 1992 levels. The 1995 charge-offs for the Corporation's lease financing portfolio approximated 1993 and 1994 levels, remaining below 1991 and 1992 levels. Offsetting recoveries continued to decrease from their 1993 peak, resulting in 1995 net charge-offs which were slightly below the five-year average.

     The Corporation's charge-off and provision levels for 1996 are expected to continue to be largely dependent on economic conditions in the Corporation's primary service areas. While general economic conditions continue to be relatively stable, should national or regional conditions deteriorate, the Corporation's Wisconsin and Arizona markets may be adversely affected. Absent deterioration in these conditions, total charge-offs for 1996 are not currently expected to vary significantly from 1995 levels. Offsetting recoveries are currently expected to decrease slightly from 1995 levels as a result of the general decline in gross charge-offs in recent years. At the present time, there are no material loans which are known or believed to be in imminent danger of deteriorating or defaulting which are currently expected to give rise to material charge-offs; however, loss levels can be significantly impacted by a few large loans which could deteriorate unexpectedly or be adversely impacted by economic conditions. Based on current conditions, commercial loan losses for 1996 are expected to approximate normal historic levels, remaining below peak 1990 and 1991 levels. Commercial real estate loans continue to be highly vulnerable to regional economic conditions and real estate values; however, based on current conditions, real estate and construction loan losses for 1996 are not currently expected to vary significantly from 1995 levels. Based on the current portfolio size, composition and experience, personal loan losses for 1996 are expected to approximate normal historic levels, remaining below the peak level experienced in 1991. However, the Corporation is not immune to the potential impacts of national trends in retail credit delinquencies and collections. At the present time, direct lease financing losses for 1996 are expected to approximate historic levels; however, actual losses could be impacted by portfolio growth, fraud, or unanticipated weaknesses in industry segments within the portfolio.

ITEM 2. PROPERTIES

     M&I and M&I Bank occupy offices on all or portions of 16 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. A subsidiary of M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices located in Milwaukee and in surrounding suburban communities. M&I has 28 subsidiary banks and one savings association located in cities throughout Wisconsin. M&I Thunderbird Bank, a wholly-owned bank subsidiary of M&I, is located in Phoenix, Arizona and has 12 offices in Phoenix and the surrounding Maricopa County communities. The subsidiary banks and savings association occupy modern facilities which are owned or leased. M&I owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which M&I Data Services conducts data processing activities. Properties leased by M&I for M&I Data Services also include commercial office space in Brown Deer, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

     M&I is not currently involved in any material pending legal proceedings other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME OF OFFICER                                          OFFICE
-------------------------  ------------------------------------------------------------------
J.B. Wigdale               Chairman of the Board since December, 1992, Chief Executive
Age 59                     Officer since October, 1992, Director since December, 1988, Vice
                           Chairman of the Board, December, 1988 to December, 1992, Marshall
                           & Ilsley Corporation; Chairman of the Board since January, 1989,
                           Chief Executive Officer since 1987, Director since 1981, M&I
                           Marshall & Ilsley Bank; President and Director -- M&I Financial
                           Corp., M&I Building Corp. and Loujo Company; Director -- M&I First
                           National Leasing Corp., M&I Mortgage Corp., Richter-Schroeder
                           Company, Inc., M&I Data Services, M&I Capital Markets Group, Inc.
                           and Marshall & Ilsley Trust Company.
D.J. Kuester               Director since February, 1994, President since 1987, Marshall &
Age 54                     Ilsley Corporation; President and Director since January, 1989,
                           M&I Marshall & Ilsley Bank; Chairman of the Board, Chief Executive
                           Officer and Director, M&I Data Services; Director -- M&I Financial
                           Corp. and M&I Building Corp; President and Director, M&I Insurance
                           Company of Arizona, Inc.
P.M. Platten, III          Vice Chairman of the Board and Director since May, 1994, Marshall
Age 56                     & Ilsley Corporation; Chairman of the Board, January, 1993 to May,
                           1994, President and Chief Executive Officer, January, 1989 to May,
                           1994, Valley Bancorporation.

NAME OF OFFICER                                          OFFICE
-------------------------  ------------------------------------------------------------------
G.H. Gunnlaugsson          Director since February, 1994, Executive Vice President and Chief
Age 51                     Financial Officer since 1987, Marshall & Ilsley Corporation; Vice
                           President of M&I Marshall & Ilsley Bank since 1976; Vice President and Director -- M&I Insurance Company of Arizona, Inc. and Loujo
                           Company; Director -- M&I Mortgage Corp., M&I Data Services and M&I
                           Insurance Services, Inc.
G.D. Strelow               Senior Vice President and Human Resources Director of Marshall &
Age 61                     Ilsley Corporation since 1993; Vice President and Human Resources
                           Director of M&I Marshall & Ilsley Bank since 1980.
M.A. Hatfield              Senior Vice President since 1993, Secretary since 1981 and
Age 50                     Treasurer from 1986 to May 1995, Marshall & Ilsley Corporation;
                           Vice President and Secretary, M&I Marshall & Ilsley Bank;
                           Secretary -- M&I First National Leasing Corp., M&I Capital Markets
                           Group, Inc., Marshall & Ilsley Trust Company, M&I Investment
                           Management Corp., Marshall & Ilsley Trust Company of Florida, M&I
                           Ventures Corporation and M&I Brokerage Services, Inc.; Secretary,
                           Treasurer and Director -- M&I Financial Corp. and M&I Building
                           Corp.; Secretary and Director -- M&I Insurance Company of Arizona,
                           Inc., M&I Data Services and Loujo Company; Secretary, M&I
                           Insurance Services, Inc.; Secretary and Treasurer, M&I Mortgage
                           Corp.; Director, Richter-Schroeder Company, Inc.
P.R. Justiliano            Senior Vice President since 1994 and Corporate Controller since
Age 45                     April, 1989, Vice President, 1986 to 1994, Marshall & Ilsley
                           Corporation; Director, M&I Insurance Company of Arizona, Inc.
J.L. Delgadillo            Senior Vice President of Marshall & Ilsley Corporation since 1993;
Age 43                     Director of M&I Data Services since 1994; President and Chief
                           Operating Officer of M&I Data Services since 1993; Senior Vice
                           President of M&I Data Services since 1989.
D.W. Layden, Jr.           Senior Vice President since October, 1994, Marshall & Ilsley
Age 38                     Corporation; Director -- Marshall & Ilsley Trust Company and M&I
                           Investment Management Corp. since February, 1995; Executive Vice
                           President and Chief Financial Officer from January, 1994 to
                           October, 1994, Senior Vice President and Legal Counsel from March,
                           1992 to October, 1994, M&I Data Services.
D.R. Jones                 Senior Vice President since December, 1993, Vice President and
Age 50                     North and South Regional Manager since May, 1993, Vice President and South Regional Manager from March, 1989 to May, 1993, Marshall
                           & Ilsley Corporation.
D.P. O'Connor              Senior Vice President since December, 1993, Vice President and
Age 54                     North Regional Manager from March, 1989 to May, 1993, Marshall &
                           Ilsley Corporation; Executive Vice President since May, 1993, M&I
                           Marshall & Ilsley Bank; Chairman from January, 1992 to May, 1993,
                           M&I First American National Bank.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

                                 STOCK LISTING

     M&I's common stock is traded under the symbol "MRIS" in the NASDAQ National Market System, and quotations are supplied by the National Association of Securities Dealers.

     Common dividends declared and the price range for M&I's common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements, Quarterly Financial Information.

     A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13 to Item 8, Consolidated Financial Statements.

                            HOLDERS OF COMMON EQUITY

     At December 31, 1995, M&I had approximately 18,659 record holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                        CONSOLIDATED SUMMARY OF EARNINGS
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
Interest Income:
  Loans.............................  $774,256     $681,085     $643,679     $665,634     $730,696
  Investment Securities:
     Taxable........................   118,868      110,894      123,207      139,302      140,261
     Tax Exempt.....................    18,112       16,693       20,692       31,946       42,438
  Short-term Investments............    13,424        8,634        5,899       14,157       24,695
                                      --------     --------     --------     --------     --------
          Total Interest Income.....   924,660      817,306      793,477      851,039      938,090
Interest Expense:
  Deposits..........................   331,734      255,861      272,100      334,443      448,757
  Short-term Borrowings.............    47,740       39,681       18,010       17,606       32,065
  Long-term Borrowings..............    53,709       30,537       23,088       26,439       27,770
                                      --------     --------     --------     --------     --------
          Total Interest Expense....   433,183      326,079      313,198      378,488      508,592
                                      --------     --------     --------     --------     --------
Net Interest Income.................   491,477      491,227      480,279      472,551      429,498
Provision for Loan Losses...........    16,158       24,907       18,034       23,546       28,924
                                      --------     --------     --------     --------     --------
Net Interest Income After Provision
  for Loan Losses...................   475,319      466,320      462,245      449,005      400,574
Other Income:
  Data Processing Services..........   213,914      159,418      135,041      112,056       90,582
  Trust Services....................    64,176       59,720       61,226       58,050       54,060
  Other.............................   146,092      142,343      175,659      158,305      132,106
                                      --------     --------     --------     --------     --------
          Total Other Income........   424,182      361,481      371,926      328,411      276,748
Other Expense:
  Salaries and Benefits.............   343,650      323,904      320,717      299,540      260,289
  Other.............................   255,972      260,866      248,870      246,084      230,295
  Merger/Restructuring..............        --       75,228           --           --           --
                                      --------     --------     --------     --------     --------
          Total Other Expense.......   599,622      659,998      569,587      545,624      490,584
                                      --------     --------     --------     --------     --------
Income Before Taxes.................   299,879      167,803      264,584      231,792      186,738
Provision for Income Taxes..........   106,580       73,405       93,190       75,391       56,725
                                      --------     --------     --------     --------     --------
Income Before Extraordinary Items
  and Accounting Changes............   193,299       94,398      171,394      156,401      130,013
Extraordinary Items and Accounting
  Changes...........................        --       11,542           --       (9,134)          --
                                      --------     --------     --------     --------     --------
          Net Income................  $193,299     $105,940     $171,394     $147,267     $130,013
                                      ========     ========     ========     ========     ========

               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                                 1995       1994       1993       1992       1991
                                                ------     ------     ------     ------     ------
Per Share:
  Primary Net Income
     Before Extraordinary Items and Accounting
     Changes..................................  $ 1.96     $ 0.95     $ 1.67     $ 1.55     $ 1.33
  Primary Net Income
     After Extraordinary Items and Accounting
     Changes..................................    1.96       1.07       1.67       1.46       1.33
  Fully Diluted Net Income
     Before Extraordinary Items and Accounting
     Changes..................................    1.90       0.93       1.60       1.48       1.27
  Fully Diluted Net Income
     After Extraordinary Items and Accounting
     Changes..................................    1.90       1.04       1.60       1.40       1.27
  Fully Diluted Net Income (Historical)*......    1.90       1.04       1.76       1.52       1.40
  Common Dividend Declared....................   0.645       0.59       0.54       0.48       0.43
Other Significant Data:
  Year-End Common Stock Price.................  $26.00     $19.00     $23.63     $21.17     $18.33
  Return on Average Shareholders' Equity
     Before Extraordinary Items and Accounting
     Changes..................................   16.41%      8.60%     15.29%     15.48%     14.44%
  Return on Average Shareholders' Equity After
     Extraordinary Items and Accounting
     Changes..................................   16.41       9.65      15.29      14.57      14.44
  Return on Average Assets Before
     Extraordinary Items and Accounting
     Changes..................................    1.52       0.76       1.42       1.36       1.18
  Return on Average Assets After Extraordinary
     Items and Accounting Changes.............    1.52       0.85       1.42       1.28       1.18
  Dividend Payout Ratio.......................   33.95      56.73      33.75      34.20      33.86
  Average Equity to Average Assets Ratio......    9.26       8.83       9.31       8.77       8.18
  Ratio of Earnings to Fixed Charges**
     Excluding Interest on Deposits...........    3.76x      3.18x      6.52x      5.57x      3.80x
     Including Interest on Deposits...........    1.68x      1.50x      1.83x      1.60x      1.36x
  Stock Splits................................                       3 FOR 1

---------------
 * Not restated for acquisitions accounted for as a pooling of interests.

** See Exhibit 12 for detailed computation of these ratios.

                      CONSOLIDATED AVERAGE BALANCE SHEETS
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                               1995          1994          1993          1992          1991
                                            -----------   -----------   -----------   -----------   -----------
Assets:
  Cash and Due from Banks.................  $   576,943   $   613,053   $   616,761   $   572,132   $   538,068
  Short-term Investments..................      222,779       196,653       180,143       366,132       428,543
  Trading Securities......................       10,346         4,528         4,860         6,049         6,185
  Investment Securities:
    Taxable...............................    2,026,859     2,116,856     2,236,805     1,950,155     1,692,476
    Tax Exempt............................      374,014       351,026       400,135       523,551       604,753
  Loans:
    Commercial............................    2,832,228     2,680,735     2,572,967     2,643,726     2,813,243
    Real Estate...........................    4,773,214     4,572,496     4,248,970     3,798,180     3,314,452
    Personal..............................    1,159,957     1,201,131     1,109,701     1,017,625       991,600
    Lease Financing.......................      262,566       256,344       248,654       234,566       199,246
                                            -----------   -----------   -----------   -----------   -----------
  Total Loans and Leases..................    9,027,965     8,710,706     8,180,292     7,694,097     7,318,541
    Allowance for Loan Losses.............      160,797       144,917       129,972       114,046       100,726
                                            -----------   -----------   -----------   -----------   -----------
  Net Loans and Leases....................    8,867,168     8,565,789     8,050,320     7,580,051     7,217,815
  Other Assets............................      647,402       584,556       550,444       527,339       527,485
                                            -----------   -----------   -----------   -----------   -----------
         Total Assets.....................  $12,725,511   $12,432,461   $12,039,468   $11,525,409   $11,015,325
                                            ===========   ===========   ===========   ===========   ===========
Liabilities and Shareholders' Equity:
  Noninterest Bearing Deposits............  $ 1,980,035   $ 2,051,864   $ 1,997,781   $ 1,799,072   $ 1,576,525
  Interest Bearing Deposits:
    Savings and NOW Accounts..............    1,981,804     2,426,502     2,339,754     2,086,065     1,769,710
    Money Market Savings..................    1,983,432     1,527,668     1,534,799     1,560,913     1,441,169
    CDs of $100 or more...................      567,373       436,268       440,573       416,555       565,614
    Other.................................    3,096,771     3,227,795     3,461,825     3,589,990     3,668,741
                                            -----------   -----------   -----------   -----------   -----------
  Total Deposits..........................    9,609,415     9,670,097     9,774,732     9,452,595     9,021,759
  Short-term Borrowings...................      835,230       964,850       641,836       529,528       591,602
  Long-term Borrowings....................      801,176       447,254       272,041       284,333       290,724
  Accrued Expenses and Other
    Liabilities...........................      301,865       252,297       229,545       248,286       210,575
  Shareholders' Equity....................    1,177,825     1,097,963     1,121,314     1,010,667       900,665
                                            -----------   -----------   -----------   -----------   -----------
         Total Liabilities and
           Shareholders' Equity...........  $12,725,511   $12,432,461   $12,039,468   $11,525,409   $11,015,325
                                            ===========   ===========   ===========   ===========   ===========
Other Significant Data:
  Book Value Per Share at Year End***.....  $     12.92   $     11.01   $     11.35   $     10.76   $      9.74
  Average Common Shares Outstanding***....   93,697,513    94,850,595    98,497,435    96,958,290    94,601,491
  Shareholders of Record at Year End*.....       18,659        18,919        10,374         9,381         9,462
  Employees at Year End*..................        9,079         8,634         6,611         6,315         6,137
Historically Reported Credit Quality
  Ratios:*
  Net Loan Charge-offs to Average Loans...         0.10%         0.05%         0.03%         0.07%         0.32%
  Total Nonperforming Loans** & OREO to
    End of Period Loans & OREO............         0.79          0.80          0.86          1.14          1.49
  Allowance for Loan Losses to End of
    Period Loans..........................         1.82          1.75          1.74          1.76          1.55
  Allowance for Loan Losses to Total
    Nonperforming Loans**.................          261           265           261           213           128

---------------
  * Not restated for acquisitions accounted for as pooling of interests.

 ** Nonaccrual loans, restructured loans, and loans past due 90 days or more.

*** Restated for 3 for 1 stock split.

                             YIELD & COST ANALYSIS
                 (TAX EQUIVALENT BASIS) YEARS ENDED DECEMBER 31

                                                        1995     1994      1993     1992     1991
                                                        ----     -----     ----     ----     -----
Average Rates Earned:
  Loans...............................................  8.60%     7.84%    7.89%    8.68%    10.02%
  Investment Securities -- Taxable....................  5.86      5.24     5.51     7.14      8.29
  Investment Securities -- Tax Exempt.................  6.85      6.86     7.91     9.02     10.27
  Trading Securities..................................  4.98      5.39     4.26     4.69      6.42
  Short-term Investments..............................  5.81      4.28     3.17     3.80      5.68
Average Rates Paid:
  Interest Bearing Deposits...........................  4.35%     3.36%    3.50%    4.37%     6.03%
  Short-term Borrowings...............................  5.72      4.11     2.81     3.32      5.42
  Long-term Borrowings................................  6.70      6.83     8.49     9.30      9.55
  M&I Marshall & Ilsley Bank Average Prime Rate.......  8.83      7.15     6.00     6.25      8.46
Summary Yield and Cost Analysis:
(As a % of Average Assets)
  Average Yield.......................................  7.34%     6.65%    6.70%    7.53%     8.72%
  Average Cost........................................  3.40      2.62     2.60     3.28      4.62
                                                        ----      ----     ----     ----     -----
  Net Interest Income.................................  3.94      4.03     4.10     4.25      4.10
  Provision for Loan Losses...........................  0.13      0.20     0.15     0.20      0.26
                                                        ----      ----     ----     ----     -----
  Net Interest Income After Provision for Loan
     Losses...........................................  3.81      3.83     3.95     4.05      3.84
  Net Securities Gains (Losses).......................  0.04     (0.05)    0.07     0.08      0.05
  Other Income........................................  3.30      2.95     3.02     2.77      2.47
  Other Expense.......................................  4.72      5.30     4.74     4.74      4.46
                                                        ----      ----     ----     ----     -----
  Income Before Income Taxes..........................  2.43      1.43     2.30     2.16      1.90
  Provision for Income Taxes..........................  0.91      0.67     0.88     0.80      0.72
                                                        ----      ----     ----     ----     -----
  Income Before Extraordinary Items and Accounting
     Changes..........................................  1.52%     0.76%    1.42%    1.36%     1.18%
                                                        ====      ====     ====     ====     =====
          Net Income..................................  1.52%     0.85%    1.42%    1.28%     1.18%
                                                        ====      ====     ====     ====     =====

---------------
 * Not restated for acquisitions accounted for as pooling of interests.

** Nonaccrual loans, restructured loans, and loans past due 90 days or more.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

     For 1995, the Corporation reported net income of $193.3 million compared to $105.9 million in 1994. Fully diluted net income per share in 1995 was $1.90 compared to $1.04 in the prior year. The return on average assets and average equity in 1995 was 1.52% and 16.41%, respectively, and 0.85% and 9.65%, respectively, for the year ended December 31, 1994.

     Net income for 1994 included $64.0 million of charges and extraordinary items related to the Corporation's merger with Valley Bancorporation (Valley), which occurred during the second quarter of 1994.

     Excluding the above noted merger related charges, net operating income and fully diluted earnings per share for 1994 would have been $169.9 million and $1.65, respectively.

     The following table summarizes the unusual items reported in the second quarter of 1994 adjusted for merger related gains realized in the third and fourth quarter of 1994 and its impact on net income.

                                                               AFTER-TAX
                                                                  GAIN           FULLY DILUTED
                                                                (CHARGE)       PER SHARE INCREASE
                                                              ($ MILLIONS)         (DECREASE)
                                                              ------------     ------------------
    Income from Operations..................................     $169.9              $ 1.65
      Recognition of $75.2 million merger/restructuring
         charge.............................................      (58.9)               (.56)
      Additional loan loss provisions of $8.9 million.......       (5.8)               (.06)
      Other miscellaneous charges of $8.5 million...........       (6.2)               (.06)
      Securities losses of $7.3 million.....................       (4.6)               (.04)
      Net extraordinary gain of $20.6 million...............       11.5                 .11
                                                                 ------              ------
    Reported Net Income.....................................     $105.9              $ 1.04
                                                                 ======              ======

        INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS

     The table below presents a summary of the major elements of the income statement for 1995, 1994, and 1993. Each of the elements is stated as a percent of average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE). The results exclude the after-tax merger related charges reported in 1994.

                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Interest Income.............................................   7.34%     6.65%     6.70%
    Interest Expense............................................  (3.40)    (2.62)    (2.60)
                                                                  -----     -----     -----
    Net Interest Income.........................................   3.94      4.03      4.10
    Provision for Loan Losses...................................   (.13)     (.13)     (.15)
    Net Securities Gains........................................    .04       .01       .07
    Other Income................................................   3.30      2.95      3.02
    Other Expense...............................................  (4.72)    (4.64)    (4.74)
                                                                  -----     -----     -----
    Income Before Income Taxes..................................   2.43      2.22      2.30
    Income Taxes................................................   (.91)     (.85)     (.88)
                                                                  -----     -----     -----
    Return on Average Assets....................................   1.52%     1.37%     1.42%
                                                                  =====     =====     =====

                              NET INTEREST INCOME

     Net interest income for 1995 was $491.5 million compared to $491.2 million in 1994, an increase of $0.3 million. The benefit from the increase in rates earned and the slight increase in the volume of average earning assets, primarily loans, was offset by the increase in rates paid on interest bearing liabilities and the negative impact of the change in liability mix.

     Average earning assets increased $282.2 million or 2.5% in 1995 compared to the same period last year. Average loan growth of $317.3 million or 3.6% was somewhat offset by the decline in average other earning assets, primarily investment securities, of $35.1 million.

     Average interest bearing liabilities increased $235.4 million or 2.6% in 1995 compared to 1994. Average interest bearing deposits increased $11.1 million while average short-term borrowings decreased $129.6 million or 13.4% since last year. The decrease in average short-term borrowings together with the decrease in noninterest bearing deposits of $71.8 million or 3.5%, resulted in an increase in average long-term borrowings from $447.3 million in 1994 to $801.2 million in 1995, an increase of $353.9 million or 79.1%.

     In conjunction with the Valley merger in 1994, the Corporation completed certain required and voluntary branch divestitures. During the third and fourth quarters of 1994, approximately $300 million of deposits and $200 million of loans were sold. The effect of these divestitures was somewhat mitigated by 1995 acquisitions which were accounted for as purchases. The Bank of Burlington, with deposits of $149 million and loans of $113 million, was acquired on February 1, 1995. In July 1995, Citizens Bancorp of Delavan, Inc. and Sharon State Bank were acquired, which had combined deposits of $82.6 million and combined loans of $72.5 million.

     The growth and composition of the Corporation's average loan portfolio for the current year and prior two years are reflected below:

                                                                                          GROWTH
                                                                                          PERCENT
                                                                                       -------------
                                                                                       1995     1994
                                                                                       VS.      VS.
                                                  1995         1994         1993       1994     1993
                                                --------     --------     --------     ----     ----
                                                           $ IN MILLIONS
Commercial Loans..............................  $2,832.2     $2,680.7     $2,573.0      5.7%     4.2%
Real Estate Loans
  Construction................................     341.8        262.7        277.9     30.1     (5.5)
  Commercial Mortgages........................   2,129.8      2,098.6      1,825.5      1.5     15.0
  Residential Mortgages.......................   2,301.6      2,211.2      2,145.6      4.1      3.1
                                                --------     --------     --------     ----     ----
Total Real Estate Loans.......................   4,773.2      4,572.5      4,249.0      4.4      7.6
Personal Loans
  Personal Loans..............................     872.0        936.7        901.0     (6.9)     4.0
  Student Loans...............................     288.0        264.4        208.7      8.9     26.7
                                                --------     --------     --------     ----     ----
Total Personal Loans..........................   1,160.0      1,201.1      1,109.7     (3.4)     8.2
Leasing Financing
  Receivables.................................     262.6        256.4        248.6      2.4      3.1
                                                --------     --------     --------     ----     ----
          Total Consolidated Average Loans....  $9,028.0     $8,710.7     $8,180.3      3.6%     6.5%
                                                ========     ========     ========     ====     ====

     During the third quarter of 1995, the Corporation began converting adjustable rate mortgage loans (ARMs) into Federal National Mortgage Association
(FNMA) ARM pool securities to enhance liquidity. Approximately $455 million of ARM loans were securitized and transferred to investment securities available for sale in 1995. A fee of 7.5 basis points is required to guarantee the securities which had and will have a negative impact on net interest income. The Corporation estimates that approximately $100 million of ARM loans may be securitized in 1996. Average residential real estate loan growth and average total consolidated loan growth for 1995 versus 1994 would have been 7.6% and 4.5% before the securitizations.

     The growth and composition of the Corporation's average deposits for the current year and prior two years are reflected below:

                                                                                      GROWTH PERCENT
                                                                                      --------------
                                                                                      1995      1994
                                                                                       VS.      VS.
                                                 1995         1994         1993       1994      1993
                                               --------     --------     --------     -----     ----
                                                          $ IN MILLIONS
Noninterest Bearing
  Commercial.................................  $1,289.7     $1,302.7     $1,252.1      (1.0)%    4.0%
  Personal...................................     409.2        428.7        404.8      (4.5)     5.9
  Other......................................     281.1        320.5        340.9     (12.3)    (6.0)
                                               --------     --------     --------     -----     ----
          Total Noninterest Bearing
            Deposits.........................   1,980.0      2,051.9      1,997.8      (3.5)     2.7
Interest Bearing
  Savings & NOW..............................   1,981.8      2,426.4      2,339.7     (18.3)     3.7
  Money Market...............................   1,983.4      1,527.7      1,534.8      29.8     (0.5)
  Other CDs & Time Deposits..................   3,096.8      3,227.8      3,461.8      (4.1)    (6.8)
  CDs Greater than $100,000..................     567.4        436.3        440.6      30.1     (1.0)
                                               --------     --------     --------     -----     ----
          Total Interest Bearing Deposits....   7,629.4      7,618.2      7,776.9       0.1     (2.0)
                                               --------     --------     --------     -----     ----
          Total Consolidated Average
            Deposits.........................  $9,609.4     $9,670.1     $9,774.7      (0.6)%   (1.1)%
                                               ========     ========     ========     =====     ====

     During the third quarter of 1994, the Corporation began offering a money market index account to attract new deposits. The average balance of the money market index account was approximately $956 million in 1995. Since inception, this product has generated approximately $668 million of new deposits. The remaining balances were the result of disintermediation from the Corporation's other deposit accounts. The average rate paid on the index account was approximately 200 basis points higher than the tier equivalent nonindexed money market account in 1995.

     The net interest margin as a percent of average earning assets declined 10 basis points from 4.40% in 1994 to 4.30% in 1995. The yield on interest earning assets increased 74 basis points while the cost of interest bearing liabilities increased 107 basis points.

     Loan growth and the increase in loan yields of 76 basis points account for 87% of the increase in interest on earning assets in 1995 compared to 1994. The remainder of the increase was primarily attributable to higher yields in other earning assets, particularly taxable investment securities.

     The increase in average cost of deposits and short-term borrowings represent 83% of the 1995 versus 1994 increase in interest paid on interest bearing liabilities. The average cost of savings and interest bearing demand deposits increased 88 basis points and the average cost of other time deposits increased 110 basis points in 1995 compared to the prior year. The average cost of short-term borrowings increased 161 basis points. The increase in the volume of long-term borrowings, offset by a 13 basis point decline in the average cost of this category, contributed approximately $23.2 million of the increase in interest paid on interest bearing liabilities.

     During the second quarter of 1994, the Corporation's banking subsidiaries began offering Bank Notes. The Bank Notes, issued for a two-year term at floating interest rates indexed to LIBOR, provide an additional funding source along with those traditionally available to our banking affiliates. In 1995, the average amount and average cost of these notes were $415 million and 6.20% compared to $138.4 million and 5.21% in 1994.

     Throughout 1995 and 1994, the Corporation was not involved in derivative activity that would impact net interest margins or interest rate sensitivity or risk. Financial derivative instruments which are straightforward and involve little complexity may be used on a limited basis in the future.

     The possible continuing lack of deposit and earning asset growth, and shift of deposit mix into higher cost categories, may continue to put pressure on the interest margin.

     Net interest income was $491.2 million in 1994, an increase of $10.9 million or 2.3% from $480.3 million earned in 1993. The benefit of the increase in average earning assets was partially offset by the slight decline in the yield on average earning assets and increased volume of higher cost short-term and long-term borrowings fueled in part by the decline in average deposits.

     Average earning assets increased $377.5 million or 3.4% in 1994 compared to the prior year. Average loans increased $530.4 million or 6.5% and was the primary contributor to average earning asset growth. The decline in other earning assets, primarily investment securities, was due to the funding of loan growth.

     During 1994, the Corporation experienced a shift in its deposit mix. Noninterest bearing deposits increased $54.1 million or 2.7%, however, this increase did not offset the decline in interest bearing deposits, which declined $158.7 million in 1994. Core interest bearing deposits increased $79.6 million while certificates of deposit and other time deposits declined $238.3 million.

     During the third quarter of 1994, the Corporation prepaid $53 million of Valley's long-term Series A 9.86% and Series B 9.97% senior unsecured notes and refinanced the notes with the Corporation's medium-term notes which had an average cost of 7.46% in 1994.

     The net interest margin as a percentage of average earning assets declined from 4.48% in 1993 to 4.40% in 1994. The average yield on interest earning assets was 7.27% in 1994, a decrease of 6 basis points compared to 1993. The total investment yield declined 40 basis points due to the maturity of higher yielding securities. The total cost of interest bearing liabilities remained relatively unchanged. While the decline in the cost of deposits had a favorable impact on the net interest margin, the lack of deposit growth resulted in the use of higher cost short-term and long-term borrowings to meet funding needs. Average short-term borrowings increased $323.0 million and the average cost of such borrowings increased 130 basis points in 1994 compared to the prior year. The increase in the average volume of long-term borrowings, primarily Bank Notes, negatively impacted the net interest margin despite the 166 basis point decline in the cost of such borrowings.

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

     The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented below (dollars in thousands):

                                  1995                                  1994                                  1993
                   ----------------------------------    ----------------------------------    ----------------------------------
                     AVERAGE      INTEREST    AVERAGE      AVERAGE      INTEREST    AVERAGE      AVERAGE      INTEREST    AVERAGE
                     BALANCE       EARNED      YIELD       BALANCE       EARNED      YIELD       BALANCE       EARNED      YIELD
                   -----------    --------    -------    -----------    --------    -------    -----------    --------    -------
Loans(1,2).......  $ 9,027,965    $776,280      8.60%    $ 8,710,706    $683,265      7.84%    $ 8,180,292    $645,434      7.89%
Investment
  securities:
  Taxable........    2,026,859     118,868      5.86       2,116,856     110,894      5.24       2,236,805     123,207      5.51
  Tax
    exempt(1)....      374,014      25,621      6.85         351,026      24,065      6.86         400,135      31,650      7.91
Interest bearing
  deposits in
  other banks....      144,135       7,956      5.52          93,504       3,752      4.01          98,220       2,915      2.97
Funds sold and
  security resale
  agreements.....       65,820       4,195      6.37          91,090       4,147      4.55          40,401       1,224      3.03
Trading
 securities(1)...       10,346         515      4.98           4,528         244      5.39           4,860         207      4.26
Other short-term
  investments....       12,824         790      6.16          12,059         517      4.29          41,522       1,574      3.79
                   -----------    --------      ----     -----------    --------      ----     -----------    --------      ----
      Total
        interest
        earning
        assets...   11,661,963     934,225      8.01      11,379,769     826,884      7.27      11,002,235     806,211      7.33
Cash and demand
  deposits due
  from banks.....      576,943                               613,053                               616,761
Premises and
  equipment,
  net............      295,970                               289,300                               281,952
Other assets.....      351,432                               295,256                               268,492
Allowance for
  loan losses....     (160,797)                             (144,917)                             (129,972)
                   -----------                           -----------                           -----------
      Total
        Assets...  $12,725,511                           $12,432,461                           $12,039,468
                   ===========                           ===========                           ===========
Savings and
  interest
  bearing demand
  deposits.......  $ 3,965,236    $126,196      3.18%    $ 3,954,170    $ 90,788      2.30%    $ 3,874,553    $ 92,074      2.38%
Other time
  deposits.......    3,664,144     205,538      5.61       3,664,063     165,073      4.51       3,902,398     180,026      4.61
Short-term
  borrowings.....      835,230      47,740      5.72         964,850      39,681      4.11         641,836      18,010      2.81
Long-term
  borrowings.....      801,176      53,709      6.70         447,254      30,537      6.83         272,041      23,088      8.49
                   -----------    --------      ----     -----------    --------      ----     -----------    --------      ----
      Total
        interest
        bearing
        liabi-
        lities...    9,265,786     433,183      4.68       9,030,337     326,079      3.61       8,690,828     313,198      3.60
Noninterest
  bearing
  deposits.......    1,980,035                             2,051,864                             1,997,781
Other
  liabilities....      301,865                               252,297                               229,545
Shareholders'
  equity.........    1,177,825                             1,097,963                             1,121,314
                   -----------                           -----------                           -----------
      Total
      liabilities
      and
      shareholders'
      equity.....  $12,725,511                           $12,432,461                           $12,039,468
                   ===========                           ===========                           ===========
      Net
        interest
        income...                 $501,042                              $500,805                              $493,013
                                  ========                              ========                              ========
      Net yield
        on
        interest
        earning
        assets...                               4.30%                                 4.40%                                 4.48%
                                                ====                                  ====                                  ====

---------------
Notes:

(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.

(2) Loans on a nonaccrual status have been included in the computation of average balances.

          ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

     The effect on interest income and interest expense due to volume and rate changes in 1995 and 1994 are outlined below. Changes not due solely to either volume or rate are allocated to rate (dollars in thousands):


                                            1995 VS. 1994                       1994 VS. 1993
                                    ------------------------------     --------------------------------
                                    INCREASE (DECREASE)                INCREASE (DECREASE)
                                     DUE TO CHANGE IN                   DUE TO CHANGE IN
                                    -------------------   TOTAL        -------------------     TOTAL
                                    AVERAGE   AVERAGE    INCREASE      AVERAGE    AVERAGE     INCREASE
                                    VOLUME     RATE     (DECREASE)      VOLUME      RATE     (DECREASE)
                                    -------   -------   ----------     --------   --------   ----------
Interest on earning assets:
  Loans(1)........................  $24,886   $68,129    $ 93,015      $ 41,850   $ (4,019)   $ 37,831
Investment securities:
  Taxable.........................   (4,715)   12,689       7,974        (6,607)    (5,706)    (12,313)
  Tax-exempt(1)...................    1,576       (20)      1,556        (3,884)    (3,701)     (7,585)
  Interest bearing deposits in
     other banks..................    2,032     2,172       4,204          (140)       977         837
  Funds sold and security resale
     agreements...................   (1,150)    1,198          48         1,536      1,387       2,923
  Trading securities(1)...........      314       (43)        271           (14)        51          37
  Other short-term investments....       33       240         273        (1,117)        60      (1,057)
                                    -------   -------    --------      --------   --------    --------
          Total interest income
            change................  $22,976   $84,365    $107,341      $ 31,624   $(10,951)   $ 20,673
                                    =======   =======    ========      ========   ========    ========
Expense on interest bearing
  liabilities:
  Savings and interest bearing
     demand deposits..............  $   254   $35,154    $ 35,408      $  1,892   $ (3,178)   $ (1,286)
  Other time deposits.............        4    40,461      40,465       (10,995)    (3,958)    (14,953)
  Short-term borrowings...........   (5,331)   13,390       8,059         9,064     12,607      21,671
  Long-term borrowings............   24,165      (993)     23,172        14,870     (7,421)      7,449
                                    -------   -------    --------      --------   --------    --------
          Total interest expense
            change................  $19,092   $88,012    $107,104      $ 14,831   $ (1,950)   $ 12,881
                                    =======   =======    ========      ========   ========    ========

---------------
Notes:

(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.

                  PROVISION FOR LOAN LOSSES AND CREDIT QUALITY

     The provision for loan losses in 1995 amounted to $16.2 million compared to $24.9 million in 1994. The 1994 provision included an additional loan loss provision of $8.9 million which was recorded at the time of the Valley merger to conform Valley's loan valuation policies with those of the Corporation.

     Nonperforming assets at December 31, 1995 were $70.5 million compared to $70.1 million reported at December 31, 1994. Nonaccrual loans, the largest component of nonperforming assets, increased $5.8 million when compared to December 31, 1994 while loans past due 90 days or more and renegotiated loans decreased $1.1 million and $0.9 million, respectively. Nonaccrual commercial loans and leases increased $4.8 million or 48.1% while nonaccrual commercial real estate loans declined $3.1 million or 15.5% at December 31, 1995 when compared to last year. Nonaccrual residential real estate continued its upward trend and amounted to $15.7 million, an increase of $4.2 million since December 31, 1994. At December 31, 1995, other real estate owned, which is down $3.5 million from the prior year, includes approximately $2.4 million of closed branch facilities.

     Net charge-offs in 1995 amounted to $9.3 million or .10% of average loans compared to $4.5 million or .05% for the prior year.

     The allowance for loan losses amounted to $161.4 million or 1.82% of total loans at December 31, 1995 compared to $154.0 million or 1.75% of total loans at December 31, 1994. The coverage of the allowance for loan losses to nonperforming loans decreased slightly from 265% at December 31, 1994 to 261% at the end of the current year.

     As part of the ARM loan securitization previously discussed, approximately $2.3 million of loan loss reserve balances were transferred to a specific investment reserve to cover estimated losses based on the Corporation's experience with these types of loans. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through FNMA against loss.

     Since the third quarter of 1995, nonperforming assets increased $0.9 million which was primarily due to an increase of $1.1 million in loans past due 90 days or more. Also affecting total nonperforming assets were net charge-offs in the fourth quarter which amounted to $5.3 million and was $4.6 million higher than the third quarter of 1995. The increased net charge-offs were primarily related to commercial loans.

                    CONSOLIDATED CREDIT QUALITY INFORMATION

                              DECEMBER 31 ($000'S)

                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
NONPERFORMING ASSETS BY TYPE
Loans:
  Nonaccrual........................  $ 50,598     $ 44,766     $ 44,186     $ 52,811     $ 78,887
  Renegotiated......................     3,087        4,172        4,263        6,325        8,026
  Past Due 90 Days or More..........     8,184        9,093        7,906        7,097        9,330
                                      --------     --------     --------     --------     --------
          Total Nonperforming
            Loans...................    61,869       58,031       56,355       66,233       96,243
Other Real Estate Owned.............     8,648       12,114       12,928       19,286       18,510
                                      --------     --------     --------     --------     --------
          Total Nonperforming
            Assets..................  $ 70,517     $ 70,145     $ 69,283     $ 85,519     $114,753
                                      ========     ========     ========     ========     ========
Allowance for Loan Losses...........  $161,430     $153,961     $133,600     $123,805     $105,156
                                      ========     ========     ========     ========     ========
CONSOLIDATED STATISTICS
Net Charge-offs to Average Loans....       .10%         .05%         .11%         .12%         .30%
Total Nonperforming Loans to Total
  Loans.............................       .70          .66          .65          .83         1.29
Total Nonperforming Assets to Total
  Loans and Other Real Estate
  Owned.............................       .79          .80          .80         1.07         1.53
Allowance for Loan Losses to Total
  Loans.............................      1.82         1.75         1.55         1.55         1.41
Allowance for Loan Losses to
  Nonperforming Loans...............       261          265          237          187          109

MAJOR CATEGORIES OF NONACCRUAL LOANS ($000'S)

                                                 1995                                   1994
                                  ----------------------------------     ----------------------------------
                                                 % OF                                   % OF
                                                 LOAN        % OF                       LOAN        % OF
                                  NONACCRUAL     TYPE     NONACCRUAL     NONACCRUAL     TYPE     NONACCRUAL
                                  ----------     ----     ----------     ----------     ----     ----------
COMMERCIAL
Commercial......................   $ 13,527       .5%         26.7%       $  8,372       .3 %        18.7%
Lease Financing Receivables.....      1,244       .4           2.5           1,601       .6           3.6
                                    -------       --         -----         -------       --         -----
       Total Commercial.........     14,771       .5          29.2           9,973       .3          22.3
REAL ESTATE
Construction and Land
  Development...................        618       .2           1.2             902       .2           2.0
Commercial Real Estate..........     16,653       .8          32.9          19,706      1.0          44.0
Residential Real Estate.........     15,701       .7          31.0          11,453       .5          25.6
                                    -------       --         -----         -------       --         -----
       Total Real Estate........     32,972       .7          65.1          32,061       .7          71.6
Personal........................      2,855       .2           5.7           2,732       .2           6.1
                                    -------       --         -----         -------       --         -----
       Total....................   $ 50,598       .6%        100.0%       $ 44,766       .5 %       100.0%
                                    =======       ==         =====         =======       ==         =====

       RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN LOSSES ($000'S)

                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
Allowance for Loan Losses at
  Beginning of Year.................  $153,961     $133,600     $123,805     $105,156     $ 94,145
Provision for Loan Losses(1)........    16,158       24,907       18,034       23,546       28,924
Allowance of Bank Acquired..........     2,843           --        1,167        4,284        4,344
Allowance Transfer for Loan
  Securitizations...................    (2,275)          --           --           --           --
Loans Charged-off
  Commercial........................     5,130        3,301        8,810        8,863       12,614
  Real Estate-Construction..........       407          737           79          513          352
  Real Estate-Mortgage..............     2,444        3,241        2,729        4,655        7,440
  Personal..........................     5,759        4,375        5,033        6,887        8,220
  Leases............................       875          907          815        1,426        1,430
                                      --------     --------     --------     --------     --------
Total Charge-offs...................    14,615       12,561       17,466       22,344       30,056
Recoveries on Loans
  Commercial........................     2,117        3,675        3,431        9,149        4,285
  Real Estate-Construction..........        39            6           49           92          175
  Real Estate-Mortgage..............     1,021        2,468        2,208        1,493          790
  Personal..........................     2,158        1,789        2,156        2,306        2,503
  Leases............................        23           77          216          123           46
                                      --------     --------     --------     --------     --------
Total Recoveries....................     5,358        8,015        8,060       13,163        7,799
                                      --------     --------     --------     --------     --------
Net Loans Charged-off...............     9,257        4,546        9,406        9,181       22,257
                                      --------     --------     --------     --------     --------
Allowance for Loan Losses at End of
  Year..............................  $161,430     $153,961     $133,600     $123,805     $105,156
                                      ========     ========     ========     ========     ========

---------------
(1) The amount of the provision for loan losses charged to operating expense for the year ended December 31, 1995, is the amount necessary to bring the allowance for loan losses at December 31, 1995, to a level believed adequate by management to absorb current estimated potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan portfolio, loan loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan losses charged against income.

                                  OTHER INCOME

     Total other income was $424.2 million for the year ended December 31, 1995 compared to $361.5 million earned in the prior year. Our financial services affiliates were the major contributors to the increase.

     M&I Data Services (Data Services), the Corporation's data processing division, reported data processing revenue of $213.9 million compared to $159.4 million for the year ended December 31, 1994, an increase of $54.5 million or 34.2%. Processing and conversion revenue increased $30.0 million or 23.4% while buy out fees related to terminated contracts (which can vary from year to year) increased $4.3 million and amounted to $6.3 million for the year ended December 31, 1995. Software related revenue increased $18.5 million. Approximately 60% of the increase is attributable to the December, 1994 acquisition of Software Alliance.

     Trust fees amounted to $64.2 million, an increase of $4.5 million or 7.5% compared to $59.7 million earned in 1994. An increase in the overall market value of trust assets along with increased revenue from outsourcing services more than offset the revenue decline due to pricing compressions.

     Other customer services declined $6.3 million in 1995 compared to the prior year. Fees on loans declined $1.3 million or 6.5% while other commission and fees declined $2.2 million or 4.9% in the current year when compared to 1994. Service charges on deposit accounts declined $2.9 million and amounted to $51.0 million for the year ended December 31, 1995.

     Net securities gains amounted to $4.6 million for the year ended December 31, 1995 compared to net securities losses of $5.8 million for the year ended December 31, 1994. During 1995, Capital Markets Group realized securities gains of $7.2 million offset in part by $4.0 million of realized and unrealized securities losses as compared to securities gains of $2.3 million in 1994 and securities losses of $0.3 million. The Corporation also sold certain equity securities carried in the available for sale category and realized a net gain of $1.3 million in 1995 and $0.9 million in 1994. Excluding the $7.3 million of securities losses taken at the time of the Valley merger, 1994 net securities gains amounted to $1.5 million.

     Other miscellaneous income amounted to $30.8 million for the year ended December 31, 1995, slightly lower than that reported in the prior year. The Corporation adopted the new accounting standard on mortgage servicing rights in the third quarter of 1995 which resulted in a $2.4 million increase in other income. This increase was offset by lower gains on the sale of other real estate owned and lower insurance commissions revenue. Revenue from property and casualty insurance commissions declined $2.8 million due to the sale of that line of business in the later part of 1994.

     Total other income amounted to $361.5 million in 1994, a decline of $10.4 million when compared to $371.9 million reported in 1993. Excluding the $7.3 million of securities losses taken as part of the Valley acquisition, other income declined $3.1 million in 1994 compared to the prior year. Data processing revenue increased $24.4 million or 18.1% in 1994 while trust revenues declined $1.5 million for the same period. Other customer service revenue declined $7.4 million in 1994 compared to 1993 primarily due to lower service charges on deposit accounts. The higher interest rate environment in 1994 caused higher earnings credits to be given to commercial deposit accounts. The decline in revenue from the origination and sale of mortgage loans in 1994 accounted for a majority of the decrease in fees on loans and other miscellaneous income.

     Securities losses in 1994 amounted to $5.8 million compared to a net gain of $8.3 million in 1993. Excluding the securities losses taken at the time of the Valley acquisition, net securities gains amounted to $1.5 million in 1994. Capital Markets Group realized net gains of $2.0 million in 1994 compared to $3.3 million in 1993. The Corporation also sold certain equity securities and realized a gain of $0.9 million in 1994 and $4.2 million in 1993.

                                 OTHER EXPENSE

     Total other expense amounted to $599.6 million in 1995 compared to $660.0 million in 1994. As noted earlier, several one time charges were recorded in 1994. A merger/restructuring charge of $75.2 million reflected the costs associated with executive contracts, a reduction in work force, and other items related to the merger. Also taken at that time were other miscellaneous charges of $8.5 million which represented goodwill and other real estate write downs and other accrual related adjustments. Total other expense for 1994, excluding the above noted items, would have been $576.3 million.

     Salaries and benefits expense amounted to $343.7 million, an increase of $19.7 million or 6.1%, in 1995 compared to the prior year. The increase was due primarily to Data Services.

     At December 31, 1995, Data Services had approximately 2,600 employees compared to 2,200 employees at December 31, 1994. A portion of the increase was due to Data Service's acquisition of Software Alliance and a New England data center. Our banking affiliates experienced a decline in salaries and benefits expense.

     Upon consummation of the merger in 1994, the Valley pension plan was curtailed and in 1995, the plan was fully terminated through cash distributions and/or purchases of annuities. The 1994 curtailment expense of $2.3 million is classified as a merger/restructuring cost while the pension termination expense of $1.8 million is included in salaries and benefits expense for 1995.

     Net occupancy expense in 1995 declined $0.9 million due primarily to the branch divestitures which occurred during 1994. This benefit was somewhat offset by increased occupancy costs incurred by Data Services through its New England data center acquisition and a full year of operating a secondary processing site.

     Equipment expense amounted to $65.5 million in 1995 compared to $59.6 million for 1994. The 1995 acquisition of the New England data center, a secondary processing site which became operational late in the fourth quarter of 1994, and CPU and other equipment upgrades by Data Services were the primary reasons for the increase.

     The decline in payments to regulatory agencies of $10.6 million in 1995 when compared to 1994 is due to the reduction in FDIC insurance premium rates which declined from $.23 per $1,000 of insured deposits to $.04 on June 1, 1995.

     Supplies and printing expense which amounted to $15.7 million in 1995 increased $1.3 million when compared to the prior year. This increase is the result of higher data processing revenue experienced in 1995.

     Professional services expense amounted to $18.7 million for the year ended December 31, 1995 compared to $12.5 million in the prior year. Approximately $4.7 million of the increase was due to costs incurred for technological assistance in software development, such as Data Service's data warehouse project. Approximately $1.1 million of the remaining increase represents costs incurred in connection with the ARM loan securitization program previously discussed.

     Other miscellaneous expense amounted to $89.1 million in 1995 compared to $96.1 million in 1994. Excluding $7.4 million of charges taken in conjunction with the Valley merger, other miscellaneous expense for 1994 amounted to $88.7 million. Travel and software costs for Data Services increased $4.8 million over the prior year. In addition, the acquisitions of Software Alliance and the New England data center resulted in an increase in intangibles amortization expense of $3.7 million in 1995 compared to 1994. This category of expense is also affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. Including the professional services expense increase of $4.7 million, the amount of software development costs, net of amortization, in 1995 was $8.0 million higher than the amount reported in 1994. The impact of conversion activity, net of amortization, was to increase miscellaneous expense by $1.0 million in 1995 compared to the prior year.

     Total other expense amounted to $660.0 million in 1994 compared to $569.6 million in 1993. Excluding the one-time merger related items of $83.7 million, 1994 total other expenses amounted to $576.3 million, an increase of $6.7 million or 1.2% when compared to 1993. The minimal expense growth is attributable to the cost savings achieved by the Corporation in 1994 due to the merger. Salaries and Benefits expense increased only 1.0% due primarily to the elimination of duplicate job functions at the time of the Valley merger. Occupancy expense increased $0.2 million in 1994 compared to 1993 due to the sale of branch facilities in the second half of 1994. Equipment expense, which increased 2.9% in 1994 when compared to the prior year, was associated with Data Services need for more computer capacity, data storage devices, and other processing equipment. This increased cost did not totally offset the cost savings associated with the merger. The other miscellaneous category of expense was affected by the $7.4 million of merger related charges in 1994.

                              INCOME TAX PROVISION

     The provision for income taxes was $106.6 million in 1995 compared to $73.4 million in 1994 and $93.2 million in 1993. The increase in the 1995 provision levels is due to higher taxable income offset in part by a $2.3 million research and experimental tax credit related to software development. The 1994 provision for taxes was impacted by certain nondeductible expenses associated with the Valley combination. The effective tax rate was 35.54% in 1995, 43.74% in 1994, and 35.22% in 1993.

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

     The Corporation combines the active management of the balance sheet position over interest rate cycles to confine interest rate risk within prudent parameters. Financial derivative instruments may be used on a limited basis and are generally straightforward and involve little complexity. We position the balance sheet in a manner which will match asset and liability repricing schedules to insulate our net interest margin from cyclical swings in interest rates, while consciously matching or mismatching discretionary asset and liability repricing schedules to take advantage of interest rate swings over short periods of time.

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

     A portion of demand deposits are considered rate sensitive under the following assumptions. A core amount of demand deposits is calculated at the beginning of each year. This core number is the average of the previous six months actual and upcoming twelve months forecasted balances. The core balance is considered nonrate sensitive and classified as a nonrate sensitive liability in the "1 year +" time frame. Actual demand deposit balances are compared to the core balance monthly. The difference, positive or negative, is considered rate sensitive and classified as a rate sensitive liability. At December 31, 1995, $261 million of demand deposits were classified as rate sensitive in the "1-30 Days" time frame. In addition, a percentage of various interest-bearing accounts are classified (rate sensitive or nonrate sensitive) according to assumptions which approximate the extent to which the rates on these accounts are expected to increase (decrease) relative to a change in the general level of interest rates.

                           ASSET/LIABILITY MANAGEMENT
                                ($ IN MILLIONS)

                               1-30      31-90     91-180     181-364                    1
                               DAYS      DAYS       DAYS       DAYS       SUBTOTAL     YEAR +      TOTAL
                              ------     -----     ------     -------     --------     ------     -------
Loans.......................  $3,138     $ 678     $ 744      $   917      $5,477      $3,230     $ 8,707
Securities..................      97        56       180          434         767       2,142       2,909
Other Interest Bearing
  Assets....................     286        --        --           --         286          --         286
Other Assets................      --        --        --           --          --       1,441       1,441
                              ------     -----     -----       ------      ------      ------     -------
  Total Assets..............  $3,521     $ 734     $ 924      $ 1,351      $6,530      $6,813     $13,343
Rate Sensitive
  Liabilities...............  $4,403     $ 492     $ 727      $ 1,091      $6,713      $3,044     $ 9,757
Nonrate Sensitive
  Liabilities...............      --        --        --           --          --       3,586       3,586
                              ------     -----     -----       ------      ------      ------     -------
  Total Liabilities &
     Equity.................  $4,403     $ 492     $ 727      $ 1,091      $6,713      $6,630     $13,343
                              ======     =====     =====       ======      ======      ======     =======
Gap.........................  $ (882)    $ 242     $ 197      $   260                  $  183
Cumulative Gap..............    (882)     (640)     (443 )       (183)
Cumulative Gap as a % of
  Total Assets..............   (6.61)%   (4.80)%   (3.32 )%     (1.37)%

                               CAPITAL RESOURCES

     Shareholders' equity was $1.26 billion at December 31, 1995 compared to $1.06 billion at December 31, 1994. This increase was primarily due to retained net income, the issuance of 2.8 million common shares for the acquisition of three banking affiliates and a $55.3 million increase in the net unrealized gain on investment securities available for sale.

     The Corporation and its affiliates continue to have a strong capital base and the Corporation's regulatory capital ratios are significantly above the defined minimum regulatory ratios. At December 31, 1995, the Corporation had a total risk-based capital ratio of 14.04% and an 11.71% core capital to risk-based asset ratio. Selected leverage capital ratios must also be maintained. The Corporation's leverage ratio at December 31, 1995 of 9.07% was substantially in excess of the minimum guidelines.

     The Corporation's subsidiaries, primarily its banking subsidiaries, are restricted by regulations from making dividend distributions above prescribed amounts. In addition, banking subsidiaries are limited in making loans and advances to the Corporation. At December 31, 1995, approximately $87 million and $45 million were available for distribution without regulatory approval from the Corporation's banking and nonbanking subsidiaries, respectively.

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

     The Corporation has a Stock Repurchase Program which was approved by the Corporation's Board of Directors in April 1993 and reaffirmed in October 1994. In October 1994, the Board of Directors also authorized an increase in the number of shares to be repurchased from 9.0 million shares to 15.1 million shares. The shares are being acquired in anticipation of the remaining conversion of the Corporation's 8.5% convertible subordinated notes, to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. During 1995, the Corporation purchased 2.7 million shares and has cumulatively purchased 12.5 million shares since inception of the program.

     The Corporation has filed registration statements with the Securities & Exchange Commission to issue medium term unsecured and subordinated series notes. These issues may have maturities which range from nine (9) months to 30 years from the date of issue at a fixed or floating rate. As of December 31, 1995, approximately $177 million of medium term notes and approximately $560 million of bank notes can be issued. This allows the Corporation to maintain ready access to funding sources for general corporate purposes which include, but are not limited to, refinancing existing corporate and bank debt as it matures, and other corporate needs.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                                                       1995            1994
                                                                    -----------     -----------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks.........................................  $   745,911     $   685,919
  Funds Sold and Security Resale Agreements.......................       66,618         205,248
  Money Market Funds..............................................       84,960          76,724
                                                                    -----------     -----------
Total Cash and Cash Equivalents...................................      897,489         967,891
Trading Securities, at Market Value...............................       38,601          20,361
Other Short-term Investments, at Cost which Approximates
  Market Value....................................................       95,635          43,519
Investment Securities Available for Sale, at Market Value.........    2,458,600       1,865,147
Investment Securities Held to Maturity, Market Value $453,240
  ($419,521 in 1994)..............................................      450,457         429,456
Loans, Net of Unearned Income of $46,571 ($39,569 in 1994)........    8,868,902       8,792,492
Less: Allowance for Loan Losses...................................      161,430         153,961
                                                                    -----------     -----------
Net Loans.........................................................    8,707,472       8,638,531
Premises and Equipment............................................      306,988         286,435
Accrued Interest and Other Assets.................................      387,855         361,609
                                                                    -----------     -----------
          Total Assets............................................  $13,343,097     $12,612,949
                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest Bearing.............................................  $ 2,363,194     $ 2,199,016
  Interest Bearing................................................    7,917,583       7,300,064
                                                                    -----------     -----------
Total Deposits....................................................   10,280,777       9,499,080
Short-term Borrowings.............................................    1,015,022       1,111,142
Accrued Expenses and Other Liabilities............................      367,131         287,654
Long-term Borrowings..............................................      422,550         653,777
                                                                    -----------     -----------
          Total Liabilities.......................................   12,085,480      11,551,653
Shareholders' Equity:
  Series A Convertible Preferred Stock, $1.00 par value, 3,000,000
     Shares Authorized; 348,944 Shares Issued; Liquidation
     Preference $34,894...........................................          349             349
  Common Stock, $1.00 par value, 160,000,000 Shares Authorized;
     99,494,335 Shares Issued.....................................       99,494          99,494
  Additional Paid-in Capital......................................      190,287         194,697
  Retained Earnings...............................................    1,075,789         945,469
  Less: Treasury Stock, at Cost, 5,968,631 Shares (6,964,920 in
     1994)........................................................      128,459         143,438
     Deferred Compensation........................................        1,090           1,203
  Net Unrealized Securities Gains (Losses) Net of Taxes...........       21,247         (34,072)
                                                                    -----------     -----------
          Total Shareholders' Equity..............................    1,257,617       1,061,296
                                                                    -----------     -----------
          Total Liabilities and Shareholders' Equity..............  $13,343,097     $12,612,949
                                                                    ===========     ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                                                         1995         1994         1993
                                                                       --------     --------     --------
INTEREST INCOME
Loans................................................................  $774,256     $681,085     $643,679
Investment Securities:
  Taxable............................................................   118,868      110,894      123,207
  Exempt from Federal Income Taxes...................................    18,112       16,693       20,692
Trading Securities...................................................       483          218          186
Other Short-term Investments.........................................    12,941        8,416        5,713
                                                                       --------     --------     --------
         Total Interest Income.......................................   924,660      817,306      793,477
INTEREST EXPENSE
Deposits.............................................................   331,734      255,861      272,100
Short-term Borrowings................................................    47,740       39,681       18,010
Long-term Borrowings.................................................    53,709       30,537       23,088
                                                                       --------     --------     --------
         Total Interest Expense......................................   433,183      326,079      313,198
                                                                       --------     --------     --------
Net Interest Income..................................................   491,477      491,227      480,279
Provision for Loan Losses............................................    16,158       24,907       18,034
                                                                       --------     --------     --------
Net Interest Income After Provision for Loan Losses..................   475,319      466,320      462,245
OTHER INCOME
Data Processing Services.............................................   213,914      159,418      135,041
Trust Services.......................................................    64,176       59,720       61,226
Other Customer Services..............................................   110,779      117,089      124,505
Net Securities Gains (Losses)........................................     4,555       (5,752)       8,334
Other................................................................    30,758       31,006       42,820
                                                                       --------     --------     --------
         Total Other Income..........................................   424,182      361,481      371,926
OTHER EXPENSE
Salaries and Employee Benefits.......................................   343,650      323,904      320,717
Net Occupancy........................................................    35,717       36,579       36,389
Equipment............................................................    65,534       59,569       57,863
Payments to Regulatory Agencies......................................    12,715       23,359       23,142
Processing Charges...................................................    18,480       18,293       17,379
Supplies and Printing................................................    15,711       14,416       13,169
Professional Services................................................    18,675       12,504       12,036
Merger/Restructuring.................................................        --       75,228           --
Other................................................................    89,140       96,146       88,892
                                                                       --------     --------     --------
         Total Other Expense.........................................   599,622      659,998      569,587
                                                                       --------     --------     --------
Income Before Income Taxes and Extraordinary Items...................   299,879      167,803      264,584
Provision for Income Taxes...........................................   106,580       73,405       93,190
                                                                       --------     --------     --------
Income Before Extraordinary Items....................................   193,299       94,398      171,394
Extraordinary Items, Net of Income Taxes.............................        --       11,542           --
                                                                       --------     --------     --------
         Net Income..................................................  $193,299     $105,940     $171,394
                                                                       ========     ========     ========
NET INCOME PER COMMON SHARE
Primary:
  Income Before Extraordinary Items..................................  $   1.96     $   0.95     $   1.67
  Extraordinary Items................................................        --         0.12           --
                                                                       --------     --------     --------
         Net Income..................................................  $   1.96     $   1.07     $   1.67
                                                                       ========     ========     ========
Fully Diluted:
  Income Before Extraordinary Items..................................  $   1.90     $   0.93     $   1.60
  Extraordinary Items................................................        --         0.11           --
                                                                       --------     --------     --------
         Net Income..................................................  $   1.90     $   1.04     $   1.60
                                                                       ========     ========     ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31 ($000'S)

                                                                   1995            1994            1993
                                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income....................................................  $   193,299     $   105,940     $   171,394
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
    Depreciation and Amortization.............................       47,167          71,957          57,058
    Provision for Loan Losses.................................       16,158          24,907          18,034
    Gains on Sales of Assets..................................      (20,448)         (2,434)        (21,487)
    Proceeds from Sales of Trading Securities and Loans Held
      for Resale..............................................    3,506,767       3,657,575       3,192,622
    Purchases of Trading Securities and Loans Held for
      Resale..................................................   (3,514,512)     (3,547,732)     (3,220,184)
    Other.....................................................         (727)         (2,765)         (6,743)
                                                                -----------     -----------     -----------
    Total Adjustments.........................................       34,405         201,508          19,300
                                                                -----------     -----------     -----------
Net Cash Provided by Operating Activities.....................      227,704         307,448         190,694
CASH FLOWS FROM INVESTING ACTIVITIES
Net (Increase) Decrease in Shorter Term Securities............      (49,980)          7,676          53,244
Proceeds from Maturities of Longer Term Securities............      668,708         861,428       1,742,984
Proceeds from Sales of Securities Available for Sale..........      133,340         595,476          29,892
Purchases of Longer Term Securities...........................     (791,172)     (1,254,651)     (1,419,314)
Decrease in Loans Due to Divestitures.........................           --         199,455              --
Net Increase in Loans.........................................     (332,649)       (497,075)       (543,812)
Purchases of Assets to be Leased..............................     (132,299)        (88,826)        (94,187)
Principal Payments on Lease Receivables.......................      139,155         113,976         105,352
Purchases of Premises and Equipment, Net......................      (39,881)        (28,995)        (65,731)
Other.........................................................       26,603         (29,829)        (10,431)
                                                                -----------     -----------     -----------
Net Cash Used in Investing Activities.........................     (378,175)       (121,365)       (202,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Deposits Due to Divestitures......................           --        (300,736)             --
Net Increase (Decrease) in Deposits...........................      550,261        (371,993)         33,124
Proceeds from Issuance of Commercial Paper....................    1,406,388       1,578,618       1,348,661
Principal Payments on Commercial Paper........................   (1,439,343)     (1,604,384)     (1,325,634)
Net Increase (Decrease) in Other Short-term Borrowings........     (434,429)        440,501          53,320
Proceeds from Issuance of Long-term Debt......................      216,872         497,560         116,959
Payment of Long-term Debt.....................................     (104,676)        (96,299)        (63,718)
Dividends Paid................................................      (62,985)        (57,575)        (54,435)
Purchase of Common Stock......................................      (61,104)       (101,887)       (114,686)
Proceeds from the Issuance of Common Stock....................        9,079          11,682          19,887
Other.........................................................            6           1,687            (630)
                                                                -----------     -----------     -----------
Net Cash Provided by (Used in) Financing Activities...........       80,069          (2,826)         12,848
                                                                -----------     -----------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents..........      (70,402)        183,257           1,539
Cash and Cash Equivalents, Beginning of Year..................      967,891         784,634         783,095
                                                                -----------     -----------     -----------
Cash and Cash Equivalents, End of Year........................  $   897,489     $   967,891     $   784,634
                                                                ===========     ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Year for:
  Interest....................................................  $   406,383     $   319,398     $   313,073
  Income Taxes................................................      107,672          91,797          88,398

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                 ADDITIONAL                  TREASURY     DEFERRED
                                      PREFERRED      COMMON       PAID-IN       RETAINED      COMMON      COMPEN-
                                        STOCK        STOCK        CAPITAL       EARNINGS      STOCK        SATION
                                      ---------     --------     ----------     --------     --------     --------
Balance, December 31, 1992..........    $ 185       $ 29,788      $297,452      $780,177     $ 18,798     $ 3,135
Net Income..........................       --             --            --       171,394           --          --
3 for 1 Stock Split Effected in the
  Form of a 200% Stock Dividend.....       --         59,576       (59,576)           --           --          --
Transactions by Affiliates Prior to
  Combination.......................       --         11,513       (11,513)      (19,014)          --          --
Issuance of 134,150 Common Shares on
  Conversion of Convertible Notes...       --            134           383            --           --          --
Issuance of 2,228,186 Common Shares
  Under Stock Option and Restricted
  Stock Plans.......................       --          1,062         3,230            --      (15,582)         --
Acquisition of 5,053,317 Common
  Shares............................       --             --            --            --      117,890          --
Dividends Declared on Preferred
  Stock -- $5.76 Per Share..........       --             --            --        (1,067)          --          --
Dividends Declared on Common
  Stock -- $0.54 Per Share..........       --             --            --       (34,354)          --          --
Net Change in Deferred
  Compensation......................       --             --            --            --           --      (1,243)
Other...............................       --             --         8,154           (13)          --          --
                                         ----       --------      --------      --------     --------     -------
Balance, December 31, 1993..........    $ 185       $102,073      $238,130      $897,123     $121,106     $ 1,892
                                         ====       ========      ========      ========     ========     =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                                           NET UNREALIZED
                                                              ADDITIONAL              TREASURY   DEFERRED    SECURITIES
                                       PREFERRED    COMMON     PAID-IN     RETAINED    COMMON    COMPEN-   GAINS (LOSSES)
                                         STOCK      STOCK      CAPITAL     EARNINGS    STOCK     SATION     NET OF TAXES
                                       ---------   --------   ----------   --------   --------   -------   --------------
Balance, December 31, 1993...........    $ 185     $102,073    $238,130    $897,123   $121,106   $1,892       $     --
Net Income...........................       --           --          --     105,940         --       --             --
Adoption of Statement of Financial
  Accounting Standards No. 115,
  "Accounting for Certain Investments
  in Debt and Equity Securities".....       --           --          --          --         --       --         13,858
Issuance of 2,653,689 Treasury Shares
  in the 1994 Business Combination...       --       (2,654)    (52,569)         --    (55,223)      --             --
Transactions by Affiliates Prior to
  Combination........................       --           --          --      (9,963)        --       --             --
Issuance of 1,870,057 Treasury Common
  Shares on Conversion of Convertible
  Notes..............................       --           --     (22,365)         --    (38,916)      --             --
Issuance of 163,630 Preferred Shares
  on Conversion of 1,870,057 Common
  Shares.............................      164           --      38,752          --     38,916       --             --
Issuance of 1,154,218 Common Shares
  Under Stock Option and Restricted
  Stock Plans........................       --           78     (10,628)         --    (22,294)      --             --
Acquisition of 4,827,637 Common
  Shares.............................       --           --          --          --     99,271       --             --
Dividends Declared on Preferred
  Stock -- $6.43 Per Share...........       --           --          --      (2,000)        --       --             --
Dividends Declared on Common Stock --
  $0.59 Per Share....................       --           --          --     (45,612)        --       --             --
Net Change in Deferred
  Compensation.......................       --           --          --          --         --     (689 )           --
Net Change in Unrealized Securities
  Gains (Losses) Net of Taxes........       --           --          --          --         --       --        (47,930)
Other................................       --           (3)      3,377         (19)       578       --             --
                                          ----     --------    --------    --------   --------   ------       --------
Balance, December 31, 1994...........    $ 349     $ 99,494    $194,697    $945,469   $143,438   $1,203       $(34,072)
                                          ====     ========    ========    ========   ========   ======       ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                                      NET UNREALIZED
                                                       ADDITIONAL                TREASURY   DEFERRED    SECURITIES
                                 PREFERRED   COMMON     PAID-IN      RETAINED     COMMON    COMPEN-   GAINS (LOSSES)
                                   STOCK      STOCK     CAPITAL      EARNINGS     STOCK     SATION     NET OF TAXES
                                 ---------   -------   ----------   ----------   --------   -------   --------------
Balance, December 31, 1994.....    $ 349     $99,494    $194,697    $  945,469   $143,438   $1,203       $(34,072)
Net Income.....................       --         --           --       193,299         --       --             --
Issuance of 2,844,144 Common
  Shares in Acquisitions
  Accounted for as Purchases...       --         --          904            --    (58,791)      --             --
Issuance of 884,087 Common
  Shares Under Stock Option and
  Restricted Stock Plans.......       --         --       (8,730)           --    (18,427)      --             --
Acquisition of 2,731,942 Common
  Shares.......................       --         --            1            --     62,239       --             --
Dividends Declared on Preferred
  Stock -- $7.085 Per Share....       --         --           --        (2,472)        --       --             --
Dividends Declared on Common
  Stock -- $0.645 Per Share....       --         --           --       (60,513)        --       --             --
Net Change in Deferred
  Compensation.................       --         --           --            --         --     (113 )           --
Net Change in Unrealized
  Securities Gains (Losses) Net
  of Taxes.....................       --         --           --            --         --       --         55,319
Other..........................       --         --        3,415             6         --       --             --
                                   -----     -------    --------    ----------   --------   ------       --------
Balance, December 31, 1995.....    $ 349     $99,494    $190,287    $1,075,789   $128,459   $1,090       $ 21,247
                                   =====     =======    ========    ==========   ========   ======       ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a bank and savings and loan holding company that provides financial services to a wide variety of corporate, institutional, government and individual customers through 28 banks and one savings association located in Wisconsin and one bank in Arizona. Based on total revenues, banking is M&I's largest business and includes personal property lease financing; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona and Florida; and brokerage services. M&I also provides financial and data processing services and software sales through the Data Services Division of the Corporation. M&I's largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring midwestern states, and in Arizona and Florida.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     Consolidation principles -- The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 1994 and 1993 Consolidated Financial Statements have been reclassified to conform with the 1995 presentation.

     Cash and cash equivalents -- For purposes of the Consolidated Financial Statements, the Corporation defines cash equivalents as short-term investments which have an original maturity of three months or less and are readily convertible into cash.

     Securities -- Securities, when purchased, are designated as Trading, Investment Securities Held to Maturity, or Investment Securities Available for Sale and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold.

     Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Investment Securities Available for Sale are carried at fair value with fair value adjustments and the related income tax effects reported as a separate component of shareholders' equity as prescribed by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term Investments, other than Trading Securities, are carried at cost, which approximates market value. Trading Securities are carried at market value, with adjustments to the carrying value reflected in the Consolidated Statements of Income.

     Loans -- Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on direct financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. Loans are generally placed on nonaccrual status when they are past due 90 days as to either interest or principal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.

     The Corporation defers and amortizes fees and certain incremental direct costs, primarily salary and employee benefit expenses, over the contractual term of the loan or lease as an adjustment to the yield. The unamortized net fees and costs are reported as part of the loan balance outstanding.

     Allowance for loan losses -- The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated potential losses in the loan portfolio. Management's determination of the

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

adequacy of the allowance is based on a continual review of the loan portfolio, loan loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan losses charged against income.

     Premises and equipment -- Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 2% to 10% for buildings and 10% to 35% for equipment. Maintenance and repairs are charged to expense and betterments are capitalized.

     Other real estate owned -- Other real estate owned includes assets that have been acquired in satisfaction of debts or bank branch premises held for sale. Other real estate is recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan losses, whereas any valuation adjustments on premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair market value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense.

     Mortgage servicing -- Normal fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Mortgage loans held for sale to investors are carried at the lower of cost or market, determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices.

     Data processing services -- Direct costs associated with the production of computer software which will be marketed or used in data processing operations are capitalized and amortized on the straight-line method over the estimated economic life of the product, generally four years. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms, generally five to seven years, of the related servicing contract. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product's technological feasibility are expensed as incurred. Net unamortized capitalized costs were $34,984 at December 31, 1995, and $21,696 at December 31, 1994. Amortization expense was $7,122, $6,960, and $4,668, for 1995, 1994, and
1993, respectively.

     Intangibles -- Unamortized intangibles resulting from acquisitions, primarily goodwill, core deposit premiums, purchased data processing contract rights and mortgage servicing rights were $77,376 at December 31, 1995 and $64,171 at December 31, 1994. The Corporation recognizes as separate assets rights to service mortgage loans when purchased or originated and sold with servicing retained in accordance with Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) which was adopted by the Corporation in 1995. The Corporation allocates the cost of mortgage loans to the mortgage servicing rights and the loans based on their estimated relative fair values. Mortgage servicing rights are amortized over the periods during which the corresponding mortgage servicing revenues are anticipated to be generated. The Corporation periodically evaluates and measures impairment of capitalized mortgage servicing rights and recognizes impairment, if required, through a valuation allowance. For purposes of evaluating and measuring impairment, the Corporation stratifies the mortgage servicing rights based on loan term which the Corporation considers the predominant risk characteristic of the underlying loans. The impact of adopting SFAS 122 was not material and no valuation allowance was required for any individual stratum at December 31, 1995. Purchased data processing contract rights represent the costs to acquire the rights to data processing and software distribution. Such costs are generally amortized over the average contract lives, which range from 5 to 8 years. The other intangibles are amortized principally on the straight-line method over periods ranging from 6 to 25 years. Total amortization expense was $10,708, $9,176 and $7,204 for 1995, 1994 and 1993, respectively. The
Corporation continually evaluates whether later events and circumstances have occurred to indicate that intangibles should be evaluated for possible impairment and utilizes estimates of undiscounted net income over the remaining life to measure recoverability.

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     The Corporation also has negative goodwill included in other liabilities, the majority of which, arose from an acquisition in 1992. Negative goodwill amounted to $10,811 and $12,387 at December 31, 1995 and 1994, respectively. The negative goodwill is being accreted on a straight-line basis over a period of 10 years and amounted to $1,576 in 1995, 1994 and 1993.

     Foreign exchange contracts -- Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lessor extent, option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value, with realized and unrealized gains and losses included in other income.

     Net income per share -- Primary net income per share is computed using the weighted average number of common shares outstanding plus common equivalent shares issuable upon the assumed conversion of the preferred stock outstanding and shares issuable under outstanding stock option plans. The average number of common and common equivalent shares used in computing primary net income per share was 98,757,047 in 1995, 99,420,070 in 1994, and 102,672,361 in 1993.

     Fully diluted net income per share also includes dilution resulting from the assumed conversion of the convertible notes. The average number of shares used in the computation of fully diluted net income per share was 102,954,823 in 1995, 104,051,365 in 1994, and 108,874,600 in 1993.

2. BUSINESS COMBINATIONS

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

     A reconciliation of net interest income and net income of the Corporation as previously reported to the amounts for that period in the accompanying Consolidated Financial Statements as restated for the 1994 pooling of interests is as follows:

                                                                                  1993
                                                                                --------
    Net Interest Income:
      Corporation, as previously reported.....................................  $309,178
      Valley Bancorporation...................................................   171,101
                                                                                --------
    Combined..................................................................  $480,279
                                                                                ========
    Net Income:
      Corporation, as previously reported.....................................  $125,491
      Valley Bancorporation...................................................    45,903
                                                                                --------
    Combined..................................................................  $171,394
                                                                                ========

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     The Corporation has also consummated the following business combinations:

                                                                 CONSIDERATION
                                             DATE           ------------------------     METHOD OF
            ORGANIZATION                 CONSUMMATED         CASH       COMMON STOCK     ACCOUNTING
------------------------------------  ------------------    -------     ------------     ----------
Pierce County Bank and Trust Co. ...  November 6, 1993      $14,678              --       Purchase
Software Alliance Corp. ............  December 30, 1994      15,700              --       Purchase
Bank of Burlington..................  February 1, 1995           --       1,491,600       Purchase
Mutual Services, Inc. ..............  June 27, 1995           5,333              --       Purchase
Citizens Bancorp of Delavan,
  Inc. .............................  July 1, 1995               --       1,132,544       Purchase
Sharon State Bank...................  July 2, 1995               --         220,000       Purchase

     The results of operations for the acquired companies accounted for as purchases are included in the Consolidated Financial Statements from the dates of acquisition. The pro forma impact on net income from acquisitions is not material.

3. MERGER/RESTRUCTURING

     Certain one-time expenses associated with the 1994 merger with Valley are shown in the Consolidated Statements of Income as Merger/Restructuring and consist of the following:

    Executive contracts........................................................  $26,371
    Employee severance costs...................................................   14,775
    Duplicative computer and software write-offs...............................   12,741
    System conversion and standardization costs................................    2,888
    Investment advisor fees....................................................    3,420
    Legal, accounting and other professional fees..............................    3,826
    Lease terminations and equipment disposals.................................    4,232
    Net gain on sale of duplicative facilities and voluntary divestitures......   (1,334)
    Other......................................................................    8,309
                                                                                 -------
              Total merger/restructuring.......................................  $75,228
                                                                                 =======

     The executive contracts accrual was the present value of the amounts contractually due to certain Valley executives under their former employment contracts. During 1995 and 1994, payments of $0.2 million and $10.2 million respectively, were made.

     Employee severance costs represented the planned general reduction in work force resulting from the merger and restructuring activities which affected all employee groups. Approximately $8.6 million of severance costs were paid in 1994 and the remainder was substantially paid in 1995.

     Duplicative computer and software write-offs were the capitalized costs of Valley's own internal data processing center which was closed. System conversion and standardization costs represent the costs associated with the one-time conversion and standardization of Valley's records to the Corporation's data processing systems.

     Investment advisors and legal, accounting and other professional fees represent fees paid to consummate the merger.

     Lease terminations and equipment disposals represent the costs to terminate branch office and other corporate facilities leases, equipment leases and the disposal of equipment.

     Net gain on sale of duplicative facilities and voluntary divestitures represents the gain or loss from the sale of duplicative branch offices and other corporate facilities which were owned. The Corporation voluntarily

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

divested four bank branches with deposits of approximately $34 million and certain portions of its insurance agencies.

     Other charges include the one-time expenses associated with the curtailment of certain Valley defined benefit plans, approximately $3.3 million, costs to eliminate duplicate customer accounts, unusable capitalized inventory, and other costs not deemed to be realizable due to the merger.

     There have not been any material adjustments to the liabilities subsequent to the initial recognition which occurred during the second quarter of 1994.

4. EXTRAORDINARY ITEMS

     During the third and fourth quarters of 1994, the Corporation realized extraordinary gains from the sale of certain bank branches with deposits of $267 million which were required to be divested in conjunction with the regulatory approvals obtained for the merger with Valley.

     During the third quarter of 1994, the Corporation prepaid $53 million of Valley's long-term debt consisting of the senior unsecured notes, Series A 9.86% due in 1994 and Series B 9.97% due in 1995. In accordance with the note agreements, a prepayment premium was paid in connection with the early retirement of the debt. The debt was refinanced with the Corporation's medium-term notes.

     The following table summarizes these 1994 transactions:

                                                                               EARNINGS PER SHARE
                                                      INCOME                   INCREASE (DECREASE)
                                          GROSS         TAX          NET       -------------------
                                          GAIN        EXPENSE       GAIN                    FULLY
                                         (LOSS)      (BENEFIT)     (LOSS)      PRIMARY     DILUTED
                                         -------     ---------     -------     -------     -------
    Required Divestitures..............  $22,034      $ 9,527      $12,507     $  0.13     $  0.12
    Debt Prepayment....................   (1,484)        (519)        (965)      (0.01)      (0.01)
                                         -------       ------      -------      ------      ------
                                         $20,550      $ 9,008      $11,542     $  0.12     $  0.11
                                         =======       ======      =======      ======      ======

5. CASH AND DUE FROM BANKS

     At December 31, 1995, $133,652 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

6. OTHER SHORT-TERM INVESTMENTS

     Other short-term investments at December 31 were:

                                                                        1995        1994
                                                                       -------     -------
    Commercial paper.................................................  $65,250     $15,270
    Interest bearing deposits in other banks.........................   28,812      28,249
    U.S. Treasury Bills..............................................    1,573          --
                                                                       -------     -------
              Total other short-term investments.....................  $95,635     $43,519
                                                                       =======     =======

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

7. SECURITIES

     The book and market values of securities at December 31 were:

                                                     1995                           1994
                                           -------------------------      -------------------------
                                           AMORTIZED        MARKET        AMORTIZED        MARKET
                                              COST          VALUE            COST          VALUE
                                           ----------     ----------      ----------     ----------
Investment Securities Held to Maturity:
  U.S. Treasury and government
     agencies............................  $       --     $       --      $  134,080     $  129,737
  States and political subdivisions......     446,113        448,896         290,483        284,885
  Other..................................       4,344          4,344           4,893          4,899
                                           ----------     ----------      ----------     ----------
          Total..........................  $  450,457     $  453,240      $  429,456     $  419,521
                                           ==========     ==========      ==========     ==========
Investment Securities Available for Sale:
  U.S. Treasury and government
     agencies............................  $2,330,577     $2,346,866      $1,836,476     $1,772,883
  States and political subdivisions......         885            894              --             --
  Mortgage backed securities.............       5,210          5,220          12,099         11,759
  Other..................................      88,826        105,620          69,541         80,505
                                           ----------     ----------      ----------     ----------
          Total..........................  $2,425,498     $2,458,600      $1,918,116     $1,865,147
                                           ==========     ==========      ==========     ==========

     The unrealized gains and losses of securities at December 31 were:

                                                           1995                           1994
                                                 -------------------------      -------------------------
                                                 UNREALIZED     UNREALIZED      UNREALIZED     UNREALIZED
                                                   GAINS          LOSSES          GAINS          LOSSES
                                                 ----------     ----------      ----------     ----------
Investment Securities Held to Maturity:
  U.S. Treasury and government agencies........   $     --        $   --         $     --       $  4,343
  States and political subdivisions............      4,473         1,690            1,501          7,099
  Other........................................         --            --                8              2
                                                   -------        ------          -------        -------
          Total................................   $  4,473        $1,690         $  1,509       $ 11,444
                                                  ========        ======         ========       ========
Investment Securities Available for Sale:
  U.S. Treasury and government agencies........   $ 23,964        $7,675         $    120       $ 63,713
  States and political subdivisions............          9            --               --             --
  Mortgage backed securities...................         33            23               14            354
  Other........................................     17,237           443           11,003             39
                                                   -------        ------          -------        -------
          Total................................   $ 41,243        $8,141         $ 11,137       $ 64,106
                                                  ========        ======         ========       ========

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     The book value and market value of securities by contractual maturity at December 31, 1995 were:

                                              INVESTMENT SECURITIES         INVESTMENT SECURITIES
                                                 HELD TO MATURITY            AVAILABLE FOR SALE
                                              ----------------------      -------------------------
                                              AMORTIZED      MARKET       AMORTIZED        MARKET
                                                COST         VALUE           COST          VALUE
                                              ---------     --------      ----------     ----------
Within one year.............................  $  96,883     $ 97,053      $  669,085     $  669,797
From one through five years.................    158,962      159,980       1,676,312      1,691,060
From five through ten years.................    185,273      186,563           9,497          9,858
After ten years.............................      9,339        9,644          70,604         87,885
                                               --------     --------      ----------     ----------
          Total.............................  $ 450,457     $453,240      $2,425,498     $2,458,600
                                              =========     ========      ==========     ==========

     The gross realized gains and losses amounted to $8,821 and $4,266 in 1995, $3,499 and $9,251 in 1994, and $8,552 and $218 in 1993, respectively.

     At December 31, 1995, securities with a value of approximately $364,340 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

     During 1995, approximately $455 million of adjustable rate mortgage loans were securitized and transferred to investment securities available for sale. Approximately $2,275 of the allowance for loan losses was transferred to a specific investment reserve to cover estimated losses based on the Corporation's experience with these types of financial instruments. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through a government agency against potential loss. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

     On December 1, 1995, the Corporation transferred and reclassified approximately $182.8 million of investment securities previously classified as held to maturity to available for sale after reassessing the appropriateness of the classification of all investment securities held at that time in accordance with SFAS 115 and the Financial Accounting Standards Board's, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

8. LOANS

     Loans at December 31 were:

                                                                     1995           1994
                                                                  ----------     ----------
    Commercial, financial, and agricultural.....................  $2,903,920     $2,644,928
    Industrial development revenue bonds........................      29,358         31,796
    Real estate:
      Construction..............................................     303,345        378,316
      Residential mortgage......................................   2,002,023      2,240,287
      Commercial mortgage.......................................   2,189,449      2,062,022
    Personal....................................................   1,163,127      1,178,453
    Lease financing.............................................     277,680        256,690
                                                                  ----------     ----------
              Total loans.......................................  $8,868,902     $8,792,492
                                                                  ==========     ==========

     The Corporation's lending activities are concentrated primarily in the Midwest. Approximately 3% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $3,103 in foreign credits at December 31, 1995. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1995, total loans to any group of

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

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

     An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 1995 is presented below. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers and directors and executive officers of subsidiaries previously not considered significant.

     Loans to Directors & Executive Officers:

    Balance, beginning of year...............................................  $ 146,102
    New loans................................................................    104,675
    Repayments...............................................................   (106,742)
                                                                               ---------
    Balance, end of year.....................................................  $ 144,035
                                                                               =========

9. ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses follows:

                                                           1995         1994         1993
                                                         --------     --------     --------
    Balance, beginning of year.........................  $153,961     $133,600     $123,805
    Allowance of banks acquired........................     2,843           --        1,167
    Provision charged to expense.......................    16,158       24,907       18,034
    Loan securitization transfer.......................    (2,275)          --           --
    Charge-offs........................................   (14,615)     (12,561)     (17,466)
    Recoveries.........................................     5,358        8,015        8,060
                                                         --------     --------     --------
    Balance, end of year...............................  $161,430     $153,961     $133,600
                                                         ========     ========     ========

     As of December 31, 1995, and 1994, nonaccrual loans totalled $50,598 and $44,766, respectively.

     During the second quarter of 1994, a loan loss provision of $8,950 was charged to expense, after consummation of the merger with Valley, to conform Valley's loan valuation policies with those of the Corporation.

     In May 1993 and October 1994, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, an amendment to SFAS No. 114 (collectively "SFAS 114"). These new standards require that a loan's value be measured, and if appropriate, a valuation reserve established, when it has been determined that

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

the loan is impaired and loss is probable. At December 31, 1995 the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

                                                                      RECORDED      VALUATION
                                                                     INVESTMENT     ALLOWANCE
                                                                     ----------     ---------
    Total impaired loans and leases (Nonaccrual and
      renegotiated)................................................   $  53,685
    Loans and leases excluded from evaluation under SFAS 114.......     (22,887)
                                                                      ---------
                                                                      $  30,798
                                                                      =========
    Valuation allowance required...................................   $   8,643      $ 2,336
    No valuation allowance required................................      22,155           --
                                                                      ---------      -------
    Impaired loans evaluated.......................................   $  30,798      $ 2,336
                                                                      =========      =======

     The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $4,325 against the loan balance outstanding. The required valuation allowance is included in the allowance for loan losses in the consolidated balance sheet at December 31, 1995.

     The average recorded investment in total impaired loans and leases for the year ended December 31, 1995 amounted to $52,827.

     Interest payments received on impaired loans and leases are recorded as interest income, unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. During 1995, interest income recognized on total impaired loans amounted to $3,594. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $8,430 for the same period.

10. PREMISES AND EQUIPMENT

     The composition of premises and equipment at December 31 was:

                                                                       1995         1994
                                                                     --------     --------
    Land...........................................................  $ 37,006     $ 37,894
    Buildings and leasehold improvements...........................   250,607      246,679
    Furniture and equipment........................................   315,961      288,507
                                                                     --------     --------
                                                                      603,574      573,080
    Less accumulated depreciation..................................   296,586      286,645
                                                                     --------     --------
              Total premises and equipment.........................  $306,988     $286,435
                                                                     ========     ========

     Depreciation expense was $45,153 in 1995, $43,006 in 1994, and $42,417 in 1993.

     The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $21,702 in 1995, $20,567 in 1994, and $20,420 in 1993, respectively.

     The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 1996 through 2000 are $9,124, $8,770, $8,146 $7,132 and $4,884, respectively.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard, which must be adopted in 1996, requires long-lived impaired assets

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

to be carried at fair value and all long-lived assets to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell.

     SFAS 121 prescribes a cash flow test for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of SFAS 121, assets include certain identifiable intangibles and goodwill if the asset tested for recoverability was acquired in a business combination accounted for using the purchase method.

     The Corporation does not anticipate that SFAS 121 will have a material impact on the consolidated financial statements.

11. SHORT-TERM BORROWINGS

     Short-term borrowings at December 31 were:

                                                                     1995           1994
                                                                  ----------     ----------
    Funds purchased and security repurchase agreements..........  $  517,576     $  944,843
    U.S. Treasury demand notes..................................      17,585         29,976
    Commercial paper............................................      41,571         74,526
    Current maturities of long-term borrowings..................     398,688         37,286
    Other.......................................................      39,602         24,511
                                                                  ----------     ----------
              Total short-term borrowings.......................  $1,015,022     $1,111,142
                                                                  ==========     ==========

     Unused lines of credit primarily to support commercial paper borrowings were $40,000 at December 31, 1995 and 1994.

12. LONG-TERM BORROWINGS

     Long-term borrowings at December 31 were:

                                                                       1995         1994
                                                                     --------     --------
    CORPORATION:
    8.5% convertible subordinated notes due in 1997................  $ 33,637     $ 33,637
    6.375% subordinated notes due in 2003..........................    99,475       99,422
    Medium-term Series B and C notes...............................   170,200      183,700
    Mortgage.......................................................        35           65
    Other..........................................................    20,923        7,747
    SUBSIDIARIES:
    Bank notes.....................................................   438,823      308,638
    Nonrecourse notes..............................................    32,533       33,043
    Mortgages......................................................     1,812        3,021
    9.75% obligation under capital lease due through 2006..........     4,699        4,939
    Other..........................................................    19,101       16,851
                                                                     --------     --------
                                                                      821,238      691,063
    Less current maturities........................................   398,688       37,286
                                                                     --------     --------
              Total long-term borrowings...........................  $422,550     $653,777
                                                                     ========     ========

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

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

     The 6.375% subordinated notes are not redeemable prior to maturity and qualify as "Tier 2" or supplementary capital for regulatory capital purposes. Interest is payable semiannually.

     The Corporation has filed registration statements with the Securities and Exchange Commission to issue medium-term unsecured and unsubordinated series notes. These issues may have maturities which range from 9 months to 30 years from the date of issue, at a fixed or floating rate.

     At December 31, 1995, medium-term Series B notes outstanding amounted to $47,330. Such notes mature in 1996 through 1998 and have fixed interest rates of 6.05% to 8.65%. No additional borrowings may occur under the Series B notes. There were $122,870 of medium-term Series C notes outstanding at December 31, 1995. The medium-term Series C notes have fixed interest rates of 6.74% to 7.84% and mature in 1996 and 1997. Approximately $27,130 of unissued Series C notes are remaining and available to be issued in the future. There have been no issuances of the $150 million Series D notes.

     The bank notes represent unsecured general obligations of the Corporation's banking subsidiaries ("Issuing Banks"). Each of the Corporation's banking subsidiaries is a potential Issuing Bank which may issue bank notes with maturities ranging from 30 days to 15 years at a fixed or floating rate up to a maximum of $1.0 billion aggregate principal amount outstanding at any time. The bank notes are offered through certain designated agents and are offered and sold only to institutional investors. The bank notes are sole obligations of the respective Issuing Banks and are not obligations of or guaranteed by the Corporation. The amount outstanding at December 31, 1995 represents the aggregate borrowings of 14 banking subsidiaries and mature at various times in 1996 and 1997. Each bank note outstanding has a floating rate which is based on LIBOR plus 1/16 which ranged from 5.81% to 6.00% at December 31, 1995. Interest is payable and the interest rate is reset monthly.

     The nonrecourse notes are reported net of prepaid interest and represent borrowings by the leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.65% at December 31, 1995 and are due in installments over varying periods through 2001. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

     The mortgages are secured by land and buildings with a net book value of $8,650 at December 31, 1995.

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     Scheduled maturities of long-term borrowings are: $296,756, $14,116, $6,273 and $975 for 1997 through 2000, respectively.

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

     The holder of the 8.5% convertible subordinated notes has the option through 1997 to exchange common stock of the Corporation for Series A. If the common stock is acquired by the holder in conversion of the notes, the exchange ratio is one share of Series A for 11.43 shares of common stock. If acquired otherwise, the exchange ratio is one share of Series A, valued at $100, to the holder's weighted average purchase price per common share. Also, the holder has the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. The Corporation has issued 348,944 shares of its Series A convertible preferred stock in exchange for 3,832,957 shares of common stock.

     The preferred stock is treated as a common stock equivalent in all per share calculations.

     The Corporation has a Stock Repurchase Program which was approved by the Corporation's Board of Directors in April, 1993 and reaffirmed in October, 1994. In October 1994, the Board of Directors also authorized an increase in the number of shares to be repurchased from 9.0 million shares to 15.1 million shares. The shares are being acquired in anticipation of the conversion of the Corporation's 8.5% convertible subordinated notes, to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. During 1995, the Corporation purchased 2.7 million shares and has cumulatively purchased 12.5 million shares since inception of the program.

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

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     The Corporation's risk-based capital and leverage ratios are as follows:

                                                                 RISK-BASED CAPITAL RATIOS
                                                                  AS OF DECEMBER 31, 1995
                                                                 -------------------------
                                                                  AMOUNT            RATIO
                                                                 --------           ------
                                                                      ($ IN MILLIONS)
    Tier 1 capital.............................................  $1,167.5            11.71%
    Tier 1 capital minimum requirement.........................     398.7             4.00
                                                                 --------            -----
    Excess.....................................................  $  768.8             7.71%
                                                                 ========            =====
              Total capital....................................  $1,399.3            14.04%
    Total capital minimum requirement..........................     797.3             8.00
                                                                 --------            -----
    Excess.....................................................  $  602.0             6.04%
                                                                 ========            =====
              Risk-adjusted assets.............................  $9,965.8

                                                                      LEVERAGE RATIO
                                                                  AS OF DECEMBER 31, 1995
                                                                ---------------------------
                                                                   AMOUNT          RATIO
                                                                ------------     ----------
                                                                      ($ IN MILLIONS)
    Tier 1 capital to adjusted total assets...................  $    1,167.5           9.07%
    Minimum leverage requirement..............................   386.3-643.8      3.00-5.00
                                                                ------------      ---------
    Excess....................................................  $781.2-523.7      6.07-4.07%
                                                                ============      =========
              Adjusted average total assets...................  $   12,875.3

     All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements.

     Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 1995, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $131,998.

14. INCOME TAXES

     Total income tax expense for the years ended December 31, 1995, 1994 and 1993 was allocated as follows:

                                                            1995         1994        1993
                                                          --------     --------     -------
    Income before extraordinary items...................  $106,580     $ 73,405     $93,190
    Extraordinary items.................................        --        9,008          --
    Shareholders' Equity:
      Compensation expense for tax purposes in excess of
         amounts recognized for financial reporting
         purposes.......................................    (3,415)      (3,442)     (8,154)
      Unrealized gains (losses) on investment securities
         available for sale.............................    30,752      (18,897)         --
                                                          --------     --------     -------
                                                          $133,917     $ 60,074     $85,036
                                                          ========     ========     =======

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     The current and deferred portions of the provision for income taxes were:

                                                            1995         1994        1993
                                                          --------     --------     -------
    Current:
      Federal...........................................  $ 91,233     $ 80,758     $81,561
      State.............................................    13,900       12,686      14,746
                                                          --------     --------     -------
                                                           105,133       93,444      96,307
    Deferred:
      Federal...........................................     1,826      (21,075)     (3,412)
      State.............................................      (379)       1,036         295
                                                          --------     --------     -------
                                                             1,447      (20,039)     (3,117)
                                                          --------     --------     -------
              Total provision for income taxes..........  $106,580     $ 73,405     $93,190
                                                          ========     ========     =======

     The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

                                                             1995        1994        1993
                                                           --------     -------     -------
    Tax computed at statutory rates......................  $104,958     $58,731     $92,604
    Increase (decrease) in taxes resulting from:
      Federal tax-exempt income..........................    (5,972)     (5,972)     (7,714)
      State income taxes, net of Federal tax benefit.....     9,891      10,605       9,832
      Adjustment to deferred tax assets/liabilities for
         an enacted change in tax rate...................        --          --        (469)
      Merger/Restructuring...............................        --       7,191          --
      Other..............................................    (2,297)      2,850      (1,063)
                                                           --------     -------     -------
              Total provision for income taxes...........  $106,580     $73,405     $93,190
                                                           ========     =======     =======

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                                        1995        1994
                                                                       -------     -------
    Deferred tax assets:
      Deferred compensation..........................................  $ 9,396     $ 8,170
      Allowance for loan losses......................................   48,523      43,537
      Accrued postretirement benefits................................   16,384      14,275
      Unrealized gains and losses....................................       --      18,897
      Other..........................................................   25,512      26,504
                                                                       -------     -------
              Total deferred tax assets..............................   99,815     111,383
    Deferred tax liabilities:
      Lease revenue reporting........................................   19,988      20,683
      Deferred expense, net of unearned income.......................    9,724       5,563
      Premises and equipment, principally due to depreciation........   18,720      17,683
      Pension funding versus expense.................................    1,067       1,833
      Purchase accounting adjustments................................    3,303         336
      Unrealized gains and losses....................................   11,855          --
      Other..........................................................    8,209       6,122
                                                                       -------     -------
              Total deferred tax liabilities.........................   72,866      52,220
                                                                       -------     -------
              Net deferred tax assets................................  $26,949     $59,163
                                                                       =======     =======

     The amount of income tax expense (benefit) related to net securities gains or losses amounted to $1,762, ($2,171) and $3,103, in 1995, 1994, and 1993,
respectively.

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

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     Activity relating to common stock options was:

                                                                 NUMBER        OPTION PRICE
                                                               OF SHARES        PER SHARE
                                                               ----------     --------------
    Shares under option at December 31, 1993.................   6,395,435     $   4.02-23.25
    Options granted..........................................   1,091,800        19.25-21.75
    Options lapsed or surrendered............................     (29,889)        5.39-22.75
    Options exercised........................................  (1,151,218)        4.02-19.50
                                                               ----------     --------------
    Shares under option at December 31, 1994.................   6,306,128     $   4.02-23.25
    Options granted..........................................     741,700        20.25-26.19
    Options lapsed or surrendered............................     (34,275)        8.54-22.75
    Options exercised........................................    (858,087)        4.02-22.75
                                                               ----------     --------------
    Shares under option at December 31, 1995.................   6,155,466     $   4.47-26.19
                                                               ==========     ==============

     Options exercisable at December 31, 1995 and 1994, were 4,949,541 and 4,825,426, respectively. Shares reserved for the granting of additional options at December 31, 1995 were 1,735,961.

     There were 5,000 restricted stock purchase rights outstanding at December 31, 1995 and 13,000 restricted stock purchase rights outstanding at December 31, 1994. During 1995, 26,000 stock purchase rights were exercised and 3,000 purchase rights were exercised in 1994.

     Restrictions on stock issued pursuant to the exercise of stock purchase rights lapse within a seven-year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

     Aggregate compensation expense related to stock purchase rights was $611, $747, and $1,008 in 1995, 1994, and 1993, respectively.

     The Corporation also has a Long-term Incentive Plan (the "Plan"). Under the Plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount, either in cash, common stock or some combination thereof, equal to some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. During 1995, 91,700 units and in 1994, 156,500 units were awarded to certain executives of the Corporation. The vesting period is three years from the date the performance units were awarded. Based on the performance criteria, without regard to the vesting, no amount would be due to the participants at December 31, 1995.

     In October, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This standard, which must be adopted in 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans such as stock options, restricted stock plans and stock appreciation rights.

     SFAS 123 defines a fair value based method of accounting for employee stock option or similar equity instruments. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option. The resulting compensation cost is recognized over the service period, which is usually the vesting period.

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     Currently compensation cost is measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APBO 25), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

     The largest difference between SFAS 123 and APBO 25 as it relates to the Corporation is the amount of compensation cost attributable to the Corporation's fixed stock option plans. Under APBO 25, no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore, there is no intrinsic value. SFAS 123 compensation cost would equal the fair value of the options granted.

     This standard permits entities to continue to measure compensation cost for such plans using the accounting method prescribed by APBO 25 as long as pro forma disclosures of net income and earnings per share are presented as if the fair value based method of accounting as defined in SFAS 123 had been applied.

     The Corporation has not yet determined whether it will adopt the SFAS 123 method of accounting or continue APBO 25 accounting with the required disclosures. However, based on the fixed stock option grants in 1995, the impact of adopting the SFAS 123 accounting would be immaterial to the consolidated financial statements.

16. EMPLOYEE RETIREMENT AND HEALTH PLANS

     The Corporation has a defined contribution retirement plan and an incentive savings plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings plan, employee contributions, up to 6% of eligible compensation, are matched up to 50% by the Corporation based on the Corporation's return on equity as defined by the plan. Total expense relating to these plans was $23,883, $21,631 and $17,771 in 1995, 1994 and 1993,
respectively.

     The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $1,023 in 1995, $910 in 1994, and $2,703 in 1993.

     Valley maintained a trusteed defined benefit retirement plan which covered substantially all its employees. Upon consummation of the merger in 1994, the plan was curtailed and in 1995, was fully terminated through cash distributions and/or purchases of annuities. The following table reflects the plan's funded status and amounts recognized in the financial statements at December 31:

                                                                                  1994
                                                                                 -------
    Actuarial present value of benefit obligations:
      Vested benefit obligation................................................  $34,680
      Nonvested benefit obligation.............................................      520
                                                                                 -------
    Accumulated/Projected benefit obligation...................................   35,200
    Plan assets at fair value..................................................   43,913
                                                                                 -------
    Plan assets greater than projected benefit obligations.....................    8,713
    Unrecognized net gain......................................................   (2,855)
    Unrecognized net asset.....................................................   (1,534)
                                                                                 -------
    Prepaid pension cost.......................................................  $ 4,324
                                                                                 =======

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     The net pension cost for 1994 and 1993, included the following components:

                                                                        1994        1993
                                                                       -------     -------
    Service cost.....................................................  $ 2,011     $ 3,361
    Interest cost....................................................    3,393       3,283
    Actual return on plan assets.....................................     (777)     (2,885)
    Net amortization and deferral....................................   (2,279)       (416)
                                                                       -------     -------
    Net periodic pension cost before curtailment and termination.....    2,348       3,343
    Curtailment......................................................    2,301          --
                                                                       -------     -------
              Total expense..........................................  $ 4,649     $ 3,343
                                                                       =======     =======

     During 1995, expense of $1,789 was recorded in conjunction with the termination of the Valley plan.

     The expense associated with the curtailment is classified as Merger/Restructuring and the termination expense is included in salaries and employee benefits in the Consolidated Statements of Income.

     The following assumptions were used in determining the projected benefit obligation:

                                                                                    1994
                                                                                    ----
    Discount rate.................................................................  8.25%
    Expected long-term rate of return on assets...................................  7.00%

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

     The components of the accumulated postretirement benefit obligation (APBO) reconciled with the amount recognized in the Corporation's Consolidated Balance Sheets at December 31, were:

                                                                        1995        1994
                                                                       -------     -------
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $16,022     $17,541
      Fully eligible active plan participants........................    9,424       8,187
      Active plan participants.......................................   19,434      13,890
                                                                       -------     -------
                                                                        44,880      39,618
    Unrecognized loss................................................   (6,152)     (5,836)
                                                                       -------     -------
    Accrued postretirement benefit cost..............................  $38,728     $33,782
                                                                       =======     =======
    Weighted average discount rate used in determining APBO..........     7.50%       8.25%
                                                                       =======     =======

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

     Net periodic postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 includes the following components:

                                                                1995       1994       1993
                                                               ------     ------     ------
    Service cost.............................................  $2,130     $2,510     $1,385
    Interest on APBO.........................................   3,236      2,950      2,279
    Net amortization and deferral............................     127        617         --
                                                               ------     ------     ------
                                                               $5,493     $6,077     $3,664
                                                               ======     ======     ======

     For measurement purposes, the assumed health care cost trend rate was 11% and 12% in 1995 and 1994, respectively, and gradually declines to 5.5% in the year 2022.

     The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rate of one percentage point would increase the APBO at December 31, 1995 by $7,569 and increase 1995 postretirement benefit expense by $564.

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     Financial instruments with off-balance sheet risk at December 31 were:

                                                                     1995           1994
                                                                  ----------     ----------
    Financial instruments whose amounts represent credit risk:
      Commitments to extend credit:
         To commercial customers................................  $3,912,442     $2,585,065
         To individuals.........................................     818,888        634,350
      Standby letters of credit, net of participations..........     280,750        332,142
      Commercial letters of credit..............................      17,342         26,278
      Mortgage loans sold with recourse.........................       4,926          6,145
    Financial instruments whose amounts exceed the amount of
      credit risk:
      Foreign exchange contracts:
         Commitments to purchase foreign exchange...............     133,236        148,832
         Commitments to deliver foreign exchange................     136,373        151,135
         Options written/purchased..............................       1,504          6,714

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

     The Corporation evaluates each customer's credit worthiness on an individual basis. Collateral obtained, if any, upon extension of credit, is based upon management's credit evaluation of the customer. Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as discussed in Note 8.

     Standby and commercial letters of credit are contingent commitments issued by the Corporation to support the financial obligations of a customer to a third party. Standby letters of credit are issued to support

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

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

     Foreign exchange contracts are commitments to purchase or deliver foreign currency at a specified exchange rate. The Corporation enters into foreign exchange contracts primarily in connection with trading activities to enable customers involved in international trade to hedge their exposure to foreign currency fluctuations and to minimize the Corporation's own exposure to foreign currency fluctuations resulting from the above. Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lesser extent, option contracts. The risks in these transactions arise from the ability of the counterparties to perform under the terms of the contracts and the risk of trading in a volatile commodity. The Corporation actively monitors all transactions and positions against predetermined limits established on traders and types of currency to ensure reasonable risk taking.

     The Corporation's market risk from unfavorable movements in currency exchange rates is minimized by essentially matching commitments to deliver foreign currencies with commitments to purchase foreign currencies.

     At December 31, 1995, the Corporation's foreign currency positions resulting from foreign exchange contracts by major currency was as follows ($000's US):

                                                                 COMMITMENTS     COMMITMENTS
                                                                 TO DELIVER      TO PURCHASE
                                                                   FOREIGN         FOREIGN
                                                                  EXCHANGE        EXCHANGE
                                                                 -----------     -----------
    CURRENCY
    Deutsche Mark..............................................   $  42,232       $  42,113
    French Franc...............................................      32,311          32,242
    English Pound Sterling.....................................      20,414          20,278
    Japanese Yen...............................................      18,205          16,714
    Canadian Dollars...........................................      14,450          13,764
    Spanish Peseta.............................................       2,830           2,788
    All Other..................................................       5,931           5,337
                                                                  ---------       ---------
              Total............................................   $ 136,373       $ 133,236
                                                                  =========       =========
    Average Amount of Contracts To Deliver/Purchase Foreign
      Exchange.................................................   $ 242,030       $ 238,839
                                                                  =========       =========

     These amounts do not represent the actual credit or market exposure.

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1995 and 1994 are reflected below:

                      BALANCE SHEET FINANCIAL INSTRUMENTS
                                ($ IN MILLIONS)

                                                            1995                   1994
                                                    ---------------------   -------------------
                                                      BOOK        FAIR        BOOK       FAIR
                                                      VALUE       VALUE      VALUE      VALUE
                                                    ---------   ---------   --------   --------
    Financial Assets:
      Cash and short-term investments.............  $   993.1   $   993.1   $1,011.4   $1,011.4
      Trading securities..........................       38.6        38.6       20.4       20.4
      Investment securities held to maturity......      450.5       453.2      429.5      419.5
      Investment securities available for sale....    2,458.6     2,458.6    1,865.1    1,865.1
      Net loans...................................    8,707.5     8,930.0    8,638.5    8,668.6
      Interest receivable.........................       96.8        96.8       85.9       85.9
    Financial Liabilities:
      Deposits....................................   10,280.8    10,355.3    9,499.1    9,494.3
      Short-term borrowings.......................      616.3       616.3    1,073.9    1,073.9
      Long-term borrowings:
         Convertible debt.........................       33.6       100.0       33.6       73.0
         Other long-term borrowings...............      787.6       796.9      657.4      639.6
      Interest payable............................       72.1        72.1       44.7       44.7

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

TRADING AND INVESTMENT SECURITIES

     Fair value is based on quoted market prices or dealer quotes. See Note 7, Securities, for additional information.

LOANS

     Loans that reprice or mature within three months of December 31 were assigned fair values based on their book value. Market values were used on performing loans where available. Most remaining loan balances

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

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

                                                                            1995     1994
                                                                            ----     ----
    Loan commitments......................................................  $1.5     $1.2
    Letters of credit.....................................................   2.2      2.7

     Foreign exchange contracts are carried at market value (U.S. dollar equivalent of the underlying contract). The fair value of options written/purchased are based on the market value of the premium paid as of the reporting date.

                                                                          1995       1994
                                                                         ------     ------
    Commitments to purchase foreign exchange...........................  $133.2     $148.8
    Commitments to deliver foreign exchange............................   136.4      151.1
    Options written/purchased..........................................      .0         .8

     See Note 17 for additional information on off-balance sheet financial instruments.

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

19. BUSINESS SEGMENTS

     The following table reflects certain information regarding our banking and data processing businesses:

                                                                        ADJUSTMENTS
                                                             DATA           AND
                                             BANKING       PROCESSING   ELIMINATIONS     CONSOLIDATION
                                           -----------     --------     ------------     -----------
1995
Revenue from:
  Unaffiliated customers.................  $ 1,134,928     $213,914       $     --       $ 1,348,842
  Affiliated customers...................        8,388       70,946        (79,334)               --
                                           -----------     --------       --------       -----------
Total revenue............................  $ 1,143,316     $284,860       $(79,334)      $ 1,348,842
                                           ===========     ========       ========       ===========
Operating profit.........................  $   264,996     $ 34,883       $     --       $   299,879
                                           ===========     ========       ========       ===========
Identifiable assets......................  $13,166,362     $242,695       $(65,960)      $13,343,097
                                           ===========     ========       ========       ===========
Net capital expenditures.................  $     6,859     $ 33,022       $     --       $    39,881
                                           ===========     ========       ========       ===========
1994
Revenue from:
  Unaffiliated customers.................  $ 1,019,369     $159,418       $     --       $ 1,178,787
  Affiliated customers...................        6,815       72,068        (78,883)               --
                                           -----------     --------       --------       -----------
Total revenue............................  $ 1,026,184     $231,486       $(78,883)      $ 1,178,787
                                           ===========     ========       ========       ===========
Operating profit before
  Merger/Restructuring...................  $   211,897     $ 31,134       $     --       $   243,031
                                           ===========     ========       ========       ===========
Operating profit.........................  $   150,352     $ 17,451       $     --       $   167,803
                                           ===========     ========       ========       ===========
Identifiable assets......................  $12,463,178     $208,216       $(58,445)      $12,612,949
                                           ===========     ========       ========       ===========
Net capital expenditures.................  $    (3,184)    $ 32,179       $     --       $    28,995
                                           ===========     ========       ========       ===========
1993
Revenue from:
  Unaffiliated customers.................  $ 1,030,362     $135,041       $     --       $ 1,165,403
  Affiliated customers...................        7,920       71,775        (79,695)               --
                                           -----------     --------       --------       -----------
Total revenue............................  $ 1,038,282     $206,816       $(79,695)      $ 1,165,403
                                           ===========     ========       ========       ===========
Operating profit.........................  $   243,285     $ 21,299       $     --       $   264,584
                                           ===========     ========       ========       ===========
Identifiable assets......................  $12,372,154     $162,748       $(48,965)      $12,485,937
                                           ===========     ========       ========       ===========
Net capital expenditures.................  $    20,004     $ 45,727       $     --       $    65,731
                                           ===========     ========       ========       ===========

     Our banking operations provide traditional banking products along with trust, mortgage banking, leasing, and venture capital services. M&I Data Services, a division of the Corporation, provides data processing, software, and other related services to both affiliated and unaffiliated customers. In addition, a Valley affiliate provided similar services and other operational support to affiliated customers and merged with M&I Data Services upon consummation of the merger.

     Revenues from affiliated customers are charged at rates available to and transacted with unaffiliated customers.

     Operating profit is pretax net income. Depreciation and amortization expense for the banking services business amounted to $8,189, $40,733, and $30,378 in 1995, 1994, and 1993, respectively, and for M&I Data Services amounted to $38,978 in 1995, $31,224 in 1994, and $26,680 in 1993.

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

20. CONDENSED FINANCIAL INFORMATION -- PARENT CORPORATION ONLY

                            CONDENSED BALANCE SHEETS
                                  DECEMBER 31

                                                                     1995           1994
                                                                  ----------     ----------
    ASSETS
    Cash and cash equivalents...................................  $   36,689     $   47,157
    Data processing services receivables........................      60,034         47,678
    Indebtedness of affiliates:
      Banks.....................................................       5,000          5,000
      Nonbanks..................................................     173,690        145,721
    Investments in affiliates:
      Banks.....................................................   1,075,011        957,731
      Nonbanks..................................................     164,860        155,536
    Premises and equipment, net.................................     115,627         97,086
    Other assets................................................     116,136        120,977
                                                                  ----------     ----------
              Total assets......................................  $1,747,047     $1,576,886
                                                                  ==========     ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Commercial paper issued.....................................  $   41,571     $   74,526
    Other liabilities...........................................     123,589        116,493
    Long-term borrowings........................................     324,270        324,571
                                                                  ----------     ----------
              Total liabilities.................................     489,430        515,590
    Shareholders' equity........................................   1,257,617      1,061,296
                                                                  ----------     ----------
              Total liabilities and shareholders' equity........  $1,747,047     $1,576,886
                                                                  ==========     ==========

     Scheduled maturities of long-term borrowings are $69,981 in 1996, $143,980 in 1997, $7,895 in 1998, $2,863 in 1999 and $75 in 2000.

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

                         CONDENSED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31

                                                               1995         1994         1993
                                                             --------     --------     --------
INCOME
Cash dividends:
  Bank affiliates..........................................  $141,928     $ 94,812     $105,738
  Nonbank affiliates.......................................    11,624       14,690       13,259
Interest from affiliates...................................    10,491       12,172       11,582
Data processing income.....................................   284,141      230,518      205,937
Service fees and other.....................................    37,322       33,068       33,543
                                                             --------     --------     --------
          Total income.....................................   485,506      385,260      370,059
EXPENSE
Interest...................................................    26,851       23,214       19,978
Salaries and employee benefits.............................   151,519      126,171      122,416
Administrative and general.................................   122,276      155,297       95,211
                                                             --------     --------     --------
          Total expense....................................   300,646      304,682      237,605
Income before income taxes, extraordinary items and equity
  in undistributed net income of affiliates................   184,860       80,578      132,454
Provision for income taxes.................................     9,549          475        6,821
                                                             --------     --------     --------
Income before extraordinary items and equity in
  undistributed net income of affiliates...................   175,311       80,103      125,633
Extraordinary items, net of income taxes...................        --         (610)          --
                                                             --------     --------     --------
Income before equity in undistributed net income of
  affiliates...............................................   175,311       79,493      125,633
Equity in undistributed net income of affiliates:
  Banks....................................................     5,755       29,430       36,527
  Nonbanks.................................................    12,233       (2,983)       9,234
                                                             --------     --------     --------
          Net income.......................................  $193,299     $105,940     $171,394
                                                             ========     ========     ========

          DECEMBER 31, 1995, 1994, AND 1993 ($000'S EXCEPT SHARE DATA)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31

                                                         1995            1994            1993
                                                      -----------     -----------     -----------
Cash Flows From Operating Activities:
Net income..........................................  $   193,299     $   105,940     $   171,394
Noncash items included in income:
  Equity in undistributed net income of
     affiliates.....................................      (17,988)        (26,447)        (45,761)
  Depreciation and amortization.....................       42,264          40,596          32,772
  Other.............................................       10,372         (20,661)         (6,283)
                                                       ----------      ----------      ----------
  Net cash provided by operating activities.........      227,947          99,428         152,122
Cash Flows From Investing Activities:
  Increases in indebtedness of affiliates...........     (256,220)        (28,136)       (351,056)
  Decreases in indebtedness of affiliates...........      228,251         155,658         247,435
  Increases in investments in affiliates............         (215)        (20,300)        (15,040)
  Net capital expenditures..........................      (33,755)        (33,069)        (46,700)
  Other.............................................      (11,298)          3,279          (7,436)
                                                       ----------      ----------      ----------
  Net cash provided by (used in) investing
     activities.....................................      (73,237)         77,432        (172,797)
Cash Flows From Financing Activities:
  Dividends paid....................................      (62,985)        (57,575)        (54,435)
  Proceeds from issuance of commercial paper........    1,406,388       1,578,618       1,348,661
  Principal payments on commercial paper............   (1,439,343)     (1,604,384)     (1,325,634)
  Proceeds from issuance of long-term debt..........           --         158,563          99,351
  Payments on long-term debt........................      (17,619)        (67,229)        (37,491)
  Increase (decrease) in other short-term
     borrowings.....................................           --         (50,000)         50,000
  Purchase of common stock..........................      (61,104)       (101,887)       (114,686)
  Proceeds from exercise of stock options...........        9,079          11,682          19,887
  Other.............................................          406          (1,043)            431
                                                       ----------      ----------      ----------
  Net cash used in financing activities.............     (165,178)       (133,255)        (13,916)
                                                       ----------      ----------      ----------
Net increase (decrease) in cash and cash
  equivalents.......................................      (10,468)         43,605         (34,591)
Cash and cash equivalents, beginning of year........       47,157           3,552          38,143
                                                       ----------      ----------      ----------
Cash and cash equivalents, end of year..............  $    36,689     $    47,157     $     3,552
                                                       ==========      ==========      ==========

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                           ($000'S EXCEPT SHARE DATA)

     Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 1995 and 1994.

                                                                    QUARTER ENDED
                                                   -----------------------------------------------
                                                   DEC. 31      SEPT. 30     JUNE 30      MARCH 31
                                                   --------     --------     --------     --------
1995
Total Interest Income...............               $236,598     $235,587     $230,792     $221,683
Net Interest Income.................                125,366      122,884      122,283      120,944
Provision for Loan Losses...........                  4,100        4,070        4,005        3,983
Income before Income Taxes..........                 80,003       76,863       71,034       71,979
Net Income..........................                 50,372       47,742       46,268       46,124
Net Income Per Share:
  Primary:
     Net Income.....................                   0.53         0.49         0.47         0.47
  Fully Diluted:
     Net Income.....................                   0.51         0.48         0.46         0.46
1994
Total Interest Income...............               $216,323     $210,480     $198,539     $191,964
Net Interest Income.................                126,816      126,165      120,711      117,535
Provision for Loan Losses...........                  4,299        3,655       13,001        3,952
Income (Loss) before Income Taxes
  and Extraordinary Items...........                 76,090       71,338      (39,636)      60,011
Income (Loss) before Extraordinary
  Items.............................                 48,054       44,892      (37,061)      38,513
Net Income (Loss)...................                 58,473       46,015      (37,061)      38,513
Net Income (Loss) Per Share:
  Primary:
     Income (Loss) before
       Extraordinary Items..........                   0.49         0.45        (0.39)        0.39
     Net Income (Loss)..............                   0.60         0.46        (0.39)        0.39
  Fully Diluted:
     Income (Loss) before
       Extraordinary Items..........                   0.48         0.44        (0.39)        0.37
     Net Income (Loss)..............                   0.58         0.45        (0.39)        0.37

                                        1995         1994         1993         1992         1991
                                      -------      -------      -------      -------      --------
COMMON DIVIDENDS DECLARED
First Quarter.......................    $0.150        $0.14        $0.12        $0.11        $0.10
Second Quarter......................     0.165         0.15         0.14         0.12         0.11
Third Quarter.......................     0.165         0.15         0.14         0.12         0.11
Fourth Quarter......................     0.165         0.15         0.14         0.12         0.11
                                        ------        -----        -----        -----        -----
                                        $0.645        $0.59        $0.54        $0.47        $0.43
                                        ======        =====        =====        =====        =====

                           ($000'S EXCEPT SHARE DATA)

                              PRICE RANGE OF STOCK
                               (LOW AND HIGH BID)

                                                          1995       1994       1993       1992        1991
                                                          ----       ----       ----       ----        ----
    First Quarter
      Low..............................................  $18 1/8   $20        $21 1/6     $17 1/4     $ 8 15/16
      High.............................................   21 3/4    23 3/4     23 5/16     18 1/4      11 3/16
    Second Quarter
      Low..............................................   19 7/8    19 1/4     22 15/16    16 15/16    10 9/16
      High.............................................   22 3/4    22 1/4     25 3/4      20 9/16     13 11/16
    Third Quarter
      Low..............................................   22 1/8    19 5/8     21 1/4      19 3/16     12 3/4
      High.............................................   26 1/4    21 3/4     25          21 13/16    15 1/16
    Fourth Quarter
      Low..............................................   24        18         21 3/4      20 1/16     14 3/16
      High.............................................   26 3/8    20 9/16    24 1/4      22 1/16     18 9/16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Marshall & Ilsley Corporation:

     We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     As discussed in note one to the consolidated financial statements, effective January 1, 1994, the Corporation changed its method of accounting for certain investments in debt and equity securities.

                                          /s/  Arthur Andersen LLP

Milwaukee, Wisconsin,
January 26, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 1996, except for information as to executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)   1.  Financial Statements

           Consolidated Financial Statements:

           Balance Sheets -- December 31, 1995 and 1994
           Statements of Income -- years ended December 31, 1995, 1994, and 1993
           Statements of Cash Flows -- years ended December 31, 1995, 1994, and 1993
           Statements of Shareholders' Equity -- years ended December 31, 1995, 1994 and 1993
           Notes to Consolidated Financial Statements
           Report of Independent Public Accountants

       2.  Financial Statement Schedules

           All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

       3.  Exhibits

           See Index to Exhibits of this Form 10-K.

 (b)   Reports on Form 8-K

       During the last quarter of 1995, M&I filed one Current Report on Form 8-K dated December
       27, 1995. The Form 8-K reported items 5 and 7 and included exhibits related to the offering by M&I of debt securities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARSHALL & ILSLEY CORPORATION

                                          By: /s/  J.B. Wigdale
                                          --------------------------------------
                                              J.B. Wigdale
                                              Chairman of the Board

                                          Date: February 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                    NAME
                    ----
/s/  J.B. WIGDALE
---------------------------------------------
J.B. Wigdale
Chairman of the Board and a Director
(Chief Executive Officer)                            Date:  February 26, 1996

/s/  G.H. GUNNLAUGSSON
---------------------------------------------
G.H. Gunnlaugsson
Executive Vice President and a Director
(Chief Financial Officer)                            Date:  February 26, 1996

/s/  P.R. JUSTILIANO
---------------------------------------------
P.R. Justiliano
Senior Vice President and Corporate
  Controller
(Principal Accounting Officer)                       Date:  February 26, 1996

Directors:  Richard A. Abdoo, Oscar C. Boldt, J.P. Bolduc, Wendell F. Bueche,
            G.H. Gunnlaugsson, Burleigh E. Jacobs, Jack F. Kellner, D.J. Kuester, Edward L. Meyer, Jr., Don R. O'Hare, San W. Orr, Jr., Peter
            M. Platten III, Stuart W. Tisdale, J.B. Wigdale, James O. Wright and Gus A. Zuehlke.

By /s/  M.A. HATFIELD
   ------------------------------------------
   M.A. Hatfield
   As Attorney-In-Fact*                              Date:  February 26, 1996

---------------
* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

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

         (b)     By-laws, as amended

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

         (b) Form of Medium Term Notes, Series B, issued pursuant to the Senior Indenture, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, SEC File No. 0-1220

         (c) Form of Medium Term Notes, Series C, and Series D issued pursuant to the Senior Indenture, included in Exhibit 4(a)

         (d) Indenture between M&I and Chemical Bank dated as of July 15, 1993 ("Subordinated Indenture"), incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 0-1220

         (e) Form of Subordinated Note issued pursuant to the Subordinated Indenture, included in Exhibit 4(d)

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

         (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

         (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 0-1220*

         (d) Directors Deferred Compensation Plan, adopted on February 14, 1985, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, SEC File No. 0-1220*

         (e) Consulting Agreement and Supplemental Retirement Plan dated as of October 1, 1986 between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

         (f) Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of August 13, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

         (g) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

         (h) 1986 Non-Qualified Stock Option Plan of M&I and related Stock Option Agreement between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

         (i) Form of employment agreements, dated November 5, 1990, between M&I and Messrs. Gunnlaugsson, Kuester, Strelow and Wigdale incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

         (j) Employment agreement, dated November 5, 1990, between M&I and Mr. Michael A. Hatfield incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

         (k) Employment agreement, dated as of November 5, 1990, between M&I and Mr. Delgadillo, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

         (l) Restricted Stock Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

         (m) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

         (n) Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

         (o) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

         (p) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

         (q) Supplemental Retirement Agreement dated December 10, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, SEC File No. 0-1220*

         (r) Amendment to Supplemental Retirement Agreement dated December 16, 1993, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

         (s) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended*

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

         (y) Valley Bancorporation 1988 Nonqualified Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1988 Annual Meeting of Shareholders*

         (z) Valley Bancorporation 1986 Amended and Restated Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1987 Annual Meeting of Shareholders*

         (aa) Employment agreement between M&I and Mr. Peter M. Platten, III, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

         (bb) Letter agreement dated January 25, 1994 between Valley Bancorporation and Mr. Peter M. Platten, III incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 0-1220*

         (cc) Employment agreement, dated as of December 14, 1995, between M&I and Ms. Patricia R. Justiliano*

(11)     Computation of Net Income Per Common Share

(12)     Computation of Ratio of Earnings to Fixed Charges

(21)     Subsidiaries

(23)     Consent of Arthur Andersen LLP

(24)     Powers of Attorney

(27)     Financial Data Schedule

M&I will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.

_____________________

*Management contract or compensatory plan or arrangement.