Form 10-Q
period 1996-03-31
MARSHALL & ILSLEY CORP/WI/
filed 1996-05-15
CIK 62741

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996
               ---------------------------------------------
                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________


                        Commission file number  0-1220
                        ------------------------------

                         MARSHALL & ILSLEY CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                   39-0968604
              ---------                                   ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


         770 North Water Street
          Milwaukee, Wisconsin                                   53202
         ----------------------                                  -----
(Address of principal executive offices)                      (Zip Code)


                                (414) 765 - 7801
                                ------------------
              (Registrant's telephone number, including area code)


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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
            Class                                        April 30, 1996
            -----                                        --------------
Common Stock, $1.00 Par Value                              92,464,221

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                           March 31    December 31   March 31
Assets                                       1996         1995         1995
- ------                                  ---------------------------------------
Cash and cash equivalents:
  Cash and due from banks                $    617,746 $    745,911 $    570,748
  Federal funds sold and
    security resale agreements                 91,878       66,618      208,250
  Money market funds                           56,748       84,960      115,765
                                        ---------------------------------------
Total cash and cash equivalents               766,372      897,489      894,763

Trading securities                             31,211       38,601        4,554
Other short-term investments                   74,599       95,635       28,509
Investment securities held to maturity,
  market value $509,557 ($453,240 December 31,
  and $417,615 March 31, 1995)                509,487      450,457      421,301
Investment securities available for sale at
  market value                              2,699,621    2,458,600    1,860,232
                                        ---------------------------------------
Total investment securities                 3,209,108    2,909,057    2,281,533

Loans                                       8,782,236    8,868,902    8,967,409
  Less: Allowance for loan losses             161,841      161,430      157,689
                                        ---------------------------------------
Net loans                                   8,620,395    8,707,472    8,809,720

Premises and equipment, net                   302,334      306,988      294,786
Accrued interest and other assets             372,553      387,855      346,766
                                        ---------------------------------------
Total Assets                             $ 13,376,572 $ 13,343,097 $ 12,660,631
                                        =======================================
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                    $  2,079,165 $  2,363,194 $  1,966,315
  Interest bearing                          7,982,109    7,917,583    7,468,690
                                        ---------------------------------------
Total deposits                             10,061,274   10,280,777    9,435,005
Funds purchased and security
  repurchase agreements                       813,479      517,576      918,878
Other short-term borrowings                   606,362      497,446      122,353
Long-term borrowings                          310,036      422,550      765,375
Accrued expenses and other liabilities        329,197      367,131      290,731
                                        ---------------------------------------
Total liabilities                          12,120,348   12,085,480   11,532,342

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 348,944 shares issued        349          349          349
  Common stock, $1.00 par value; 99,494,335
    shares issued                              99,494       99,494       99,494
  Additional paid-in capital                  188,884      190,287      189,743
  Retained earnings                         1,105,836    1,075,789      976,882
  Less: Treasury common stock, at cost;
    6,854,035 shares (5,968,631 December 31,
    and 5,896,692 March 31, 1995)             151,620      128,459      121,983
        Deferred compensation                   1,098        1,090        1,281
  Net unrealized gains (losses) on securities
    available for sale, net of related taxes   14,379       21,247      (14,915)
                                        ---------------------------------------
Total shareholders' equity                  1,256,224    1,257,617    1,128,289
                                        ---------------------------------------
Total Liabilities and
  Shareholders' Equity                   $ 13,376,572 $ 13,343,097 $ 12,660,631
                                        =======================================

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                              Three Months Ended March 31,
                                             ----------------------------
Interest income                                  1996           1995
- ---------------                              ----------------------------
  Loans                                      $    185,816  $     185,663
  Investment securities:
    Taxable                                        38,573         28,271
    Exempt from Federal income taxes                6,156          4,066
  Trading securities                                  257            125
  Short-term investments                            2,627          3,558
                                             ----------------------------
Total interest income                             233,429        221,683

Interest expense
- ----------------
  Deposits                                         87,602         73,498
  Short-term borrowings                            10,026         14,807
  Long-term borrowings                             13,164         12,434
                                             ----------------------------
Total interest expense                            110,792        100,739
                                             ----------------------------
Net interest income                               122,637        120,944
Provision for loan losses                           3,577          3,983
                                             ----------------------------
Net interest income after
  provision for loan losses                       119,060        116,961

Other income
- ------------
  Data processing services                         58,382         47,849
  Trust services                                   16,803         15,207
  Other customer services                          28,901         27,599
  Net securities gains                                 50             18
  Other                                             8,577          7,029
                                             ----------------------------
Total other income                                112,713         97,702

Other expense
- -------------
  Salaries and employee benefits                   91,628         80,864
  Net occupancy                                     9,974          8,939
  Equipment                                        19,401         14,847
  Payments to regulatory agencies                     540          5,482
  Processing charges                                4,942          4,493
  Supplies and printing                             4,611          3,429
  Professional services                             3,958          3,651
  Other                                            24,135         20,980
                                             ----------------------------
Total other expense                               159,189        142,685
                                             ----------------------------
Income before income taxes                         72,584         71,978
Provision for income taxes                         26,429         25,843
                                             ----------------------------
Net income                                   $     46,155  $      46,135
                                             ============================
Net income per common share
- ---------------------------
  Primary                                    $       0.47  $        0.47
  Fully Diluted                                      0.46           0.46

Dividends paid per common share              $      0.165  $       0.150

Weighted average common shares outstanding:
  Primary                                          98,192         98,492
  Fully diluted                                   102,089        102,407

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                              Three Months Ended March 31,
                                             ----------------------------
                                                 1996           1995
                                             ----------------------------
Net Cash Provided by Operating Activities    $     22,862  $      86,813

Cash Flows From Investing Activities:
- -------------------------------------
  Net decrease in securities with maturities
    of three months or less                        21,135         15,270
  Proceeds from sales of securities
    available for sale                            190,943            211
  Proceeds from maturities of longer
    term securities                               205,007        167,214
  Purchases of longer term securities            (619,478)       (81,970)
  Net (increase)decrease in loans                  22,297        (62,901)
  Purchases of assets to be leased                (31,715)       (30,206)
  Principal payments on lease receivables          33,441         31,282
  Fixed asset purchases, net                       (6,374)       (10,138)
  Cash of banks acquired, net                         --          11,408
  Other                                               625          4,078
                                             ----------------------------
    Net cash provided by (used in)
       investing activities                      (184,119)        44,248
                                             ----------------------------
Cash Flows From Financing Activities:
- -------------------------------------
  Net decrease in deposits                       (219,503)      (212,959)
  Proceeds from issuance of commercial paper      285,889        201,403
  Payments for maturity of commercial paper (265,361) (218,090) Net increase (decrease) in other
    short-term borrowings                         276,713        (57,370)
  Proceeds from issuance of long-term debt          4,923        179,185
  Payments of long-term debt                      (11,072)       (70,099)
  Dividends paid                                  (15,926)       (14,710)
  Purchases of treasury stock                     (27,566)       (14,415)
  Other                                             2,043          2,866
                                             ----------------------------
    Net cash provided by (used in)
       financing activities                        30,140       (204,189)
                                             ----------------------------
Net decrease in cash and cash equivalents        (131,117)       (73,128)

Cash and cash equivalents, beginning of year      897,489        967,891
                                             ----------------------------
Cash and cash equivalents, end of period     $    766,372  $     894,763
                                             ============================

Supplemental cash flow information:
- -----------------------------------
  Cash paid during the period for:
    Interest                                 $    115,494  $      93,195
    Income taxes                                    6,599         11,616

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                       March 31, 1996 & 1995 (Unaudited)

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1995 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results to be expected for the entire year.

2. The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 3,000,000 shares as Series
     A convertible, with a $100 value per share for conversion and liquidation purposes.

     The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.

3.   The Corporation's loan portfolio consists of the following ($000's):

                                                March 31  December 31 March 31
                                                   1996       1995       1995
                                              ---------------------------------
       Commercial financial & agricultural     $2,974,790 $2,933,278 $2,761,004

       Real estate:
          Construction                            273,594    303,345    358,390
          Residential Mortgage                  1,923,288  2,002,023  2,332,221
          Commercial Mortgage                   2,195,744  2,189,449  2,095,285
                                              ---------------------------------
       Total real estate                        4,392,626  4,494,817  4,785,896

       Personal                                 1,133,406  1,163,127  1,158,305
       Lease financing                            281,414    277,680    262,204
                                              ---------------------------------
                                               $8,782,236 $8,868,902 $8,967,409
                                              =================================

4. Investment securities, by type, held by the Corporation are as follows ($000's):

                                                March 31  December 31  March 31
                                                  1996       1995        1995
                                              ---------------------------------
       Investment securities held to maturity:
          U.S. treasury and
            government agencies                $      --  $      --  $  134,207
          State and political subdivisions        505,430    446,113    282,234
          Other                                     4,057      4,344      4,860
                                              ---------------------------------
       Investment securities
          held to maturity                        509,487    450,457    421,301

       Investment securities available for sale:
          U.S. treasury and
            government agencies                 2,563,789  2,346,866  1,767,147
          State and political subdivisions            896        894        --
          Other                                   134,936    110,840     93,085
                                              ---------------------------------
       Investment securities
          available for sale                    2,699,621  2,458,600  1,860,232
                                              ---------------------------------
        Total investment securities            $3,209,108 $2,909,057 $2,281,533
                                              =================================

                           MARSHALL & ILSLEY CORPORATION
                       Notes to Financial Statements - Continued

                         March 31, 1996 & 1995 (Unaudited)

5. As part of its asset/liability management activities, the Corporation may enter into interest rate futures, forwards, swaps and option contracts. These derivative financial instruments are categorized as risk management instruments and are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in other operating income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or expense. Settlement on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or interest expense.

     Interest rate contracts used in connection with the securities portfolio that is designated as available for sale are carried at fair value with gains and losses, net of applicable deferred income taxes, reported in a separate component of shareholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

6. On February 1, 1995, the Corporation acquired the Bank of Burlington ("Burlington") in a tax-free reorganization accounted for as a purchase. Approximately 1.5 million of the Corporation's treasury common shares with an aggregate estimated market value of $29.1 million were exchanged for the outstanding common shares of Burlington. The results of operations for Burlington are included form the date of acquisition and are not material to the Corporation.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                              Three Months Ended March 31,
                                             ----------------------------
Assets                                           1996           1995
- ------                                       ----------------------------
Cash and due from banks                      $    590,807  $     579,909
Short-term investments                            192,583        238,508
Trading securities                                 20,322         10,731

Investment securities:
  Taxable                                       2,526,363      1,975,106
  Tax-exempt                                      533,576        322,093
                                             ----------------------------
Total investment securities                     3,059,939      2,297,199

Loans:
  Commercial                                    2,896,492      2,696,723
  Real estate                                   4,422,370      4,731,465
  Personal                                      1,146,921      1,165,968
  Lease financing                                 277,227        258,687
                                             ----------------------------
                                                8,743,010      8,852,843
  Less: Allowance for loan losses                 162,517        156,104
                                             ----------------------------
Total loans                                     8,580,493      8,696,739

Premises and equipment, net                       304,693        290,486
Accrued interest and other assets                 350,957        343,648
                                             ----------------------------
Total Assets                                 $ 13,099,794  $  12,457,220
                                             ============================
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                        $  2,013,864  $   1,908,012
  Interest bearing                              7,922,347      7,372,537
                                             ----------------------------
Total deposits                                  9,936,211      9,280,549
Funds purchased and security repurchase
  agreements                                      678,786        948,142
Other short-term borrowings                        90,114         91,965
Long-term borrowings                              819,374        742,231
Accrued expenses and other liabilities            309,430        287,665
                                             ----------------------------
Total liabilities                              11,833,915     11,350,552

Shareholders' equity                            1,265,879      1,106,668
                                             ----------------------------
Total Liabilities and Shareholders' Equity   $ 13,099,794  $  12,457,220
                                             ============================

          MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL POSITION
                          AND RESULTS OF OPERATIONS


Net income for the first quarter of 1996 amounted to $46.2 million compared to $46.1 million for the same period in the prior year. Primary and fully diluted earnings per share were $.47 and $.46, respectively for both periods. The return on average assets and return on average equity were 1.42% and 14.66% for the quarter ended March 31, 1996 and 1.50% and 16.91% for the quarter ended March 31, 1995, respectively.

Earnings remained unchanged due to slower interest margin growth, slower revenue growth from the Corporation's Data Services Division and the continued growth in expenses associated with the investment in new products and technology being developed by Data Services. Total noninterest expense in the first quarter of 1996 also include costs incurred for implementing certain initiatives to make the Corporation's banking business more effective and efficient.

The following tables present a summary of each of the major elements of the consolidated income statement , certain financial statistics and a summary of the major income statement elements stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis (FTE) where appropriate - for the current quarter and previous four quarters.

SUMMARY CONSOLIDATED INCOME STATEMENTS AND FINANCIAL STATISTICS
($000's except per share data)
- ---------------------------------------------------------------

                               1996                         1995
                             ---------  ---------------------------------------
                               First     Fourth     Third    Second     First
                              Quarter    Quarter   Quarter   Quarter   Quarter
                             ---------  --------- --------- --------- ---------
Interest Income             $ 233,429  $ 236,598 $ 235,587 $ 230,792 $ 221,683
Interest Expense             (110,792)  (111,232) (112,703) (108,509) (100,739)
                             ---------  --------- --------- --------- ---------
Net Interest Income           122,637    125,366   122,884   122,283   120,944

Provision for Loan Losses      (3,577)    (4,100)   (4,070)   (4,005)   (3,983)

Net Securities Gains (Losses)      50      3,297     1,291       (51)       18

Other Income                  112,663    112,012   107,637   102,295    97,684

Other Expense                (159,189)  (156,572) (150,879) (149,488) (142,685)
                             ---------  --------- --------- --------- ---------
Income Before Taxes            72,584     80,003    76,863    71,034    71,978

Income Tax Provision          (26,429)   (27,655)  (28,284)  (24,797)  (25,843)
                             ---------  --------- --------- --------- ---------
Net Income                  $  46,155  $  52,348 $  48,579 $  46,237 $  46,135
                             =========  ========= ========= ========= =========
Per Share
   Earnings Per Share
      Primary               $    0.47  $    0.53 $    0.49 $    0.47 $    0.47
      Fully Diluted              0.46       0.51      0.48      0.46      0.46
   Dividends                    0.165      0.165     0.165     0.165     0.150

Return on Average Equity        14.66%     16.76%    15.96%    16.04%    16.91%

CONSOLIDATED INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS
- -----------------------------------------------------------------------------

                               1996                         1995
                             ---------  ---------------------------------------
                               First     Fourth     Third    Second     First
                              Quarter    Quarter   Quarter   Quarter   Quarter
                             ---------  --------- --------- --------- ---------
Interest Income (FTE)            7.26%      7.32%     7.33%     7.43%     7.29%
Interest Expense                (3.40)     (3.40)    (3.47)    (3.46)    (3.28)
                             ---------  --------- --------- --------- ---------
Net Interest Income              3.86       3.92      3.86      3.97      4.01

Provision for Loan Losses       (0.11)     (0.13)    (0.13)    (0.13)    (0.13)

Net Securities Gains             0.00       0.10      0.04      0.00      0.00

Other Income                     3.46       3.43      3.31      3.26      3.18

Other Expense                   (4.89)     (4.79)    (4.65)    (4.77)    (4.64)
                             ---------  --------- --------- --------- ---------
Income Before Taxes              2.32       2.53      2.43      2.33      2.42

Income Tax Provision            (0.90)     (0.93)    (0.94)    (0.86)    (0.92)
                             ---------  --------- --------- --------- ---------
Return on Average Assets         1.42%      1.60%     1.49%     1.47%     1.50%
                             =========  ========= ========= ========= =========


NET INTEREST INCOME
- -------------------

Net interest income for the first quarter of 1996 amounted to $122.6 million, an increase of $1.7 million or 1.4% from the $120.9 million reported for the first quarter of 1995. The benefit from the increase in the volume of average earning assets offset the slight decline in the yield on earning assets and the increase in both the volume and rate of interest bearing liabilities. As a result there was a slight increase in net interest income in the first quarter of 1996 compared to the first quarter of 1995.

Average earning assets increased $548.5 million or 4.8% in the first quarter of 1996 compared to the same period a year ago. Excluding the effect of securitizing adjustable rate mortgage loans (ARMS), average loans grew approximately $379 million or 4.3% compared to the first quarter of last year. Average loans in the first quarter of 1996 include the effect of 1995 acquisitions which were accounted for as purchases with aggregate loans of approximately $186 million. The remaining average earning asset growth was primarily in tax-exempt investment securities.

Average interest bearing liabilities increased $355.7 million or 3.9% in the first quarter of 1996 compared to the same period in 1995. Average interest bearing deposits increased $549.8 million or 7.5%, average short-term borrowings decreased $271.2 million or 26.1% and average long-term borrowings increased $77.1 million or 10.4%. Average noninterest bearing deposits increased $105.9 million or 5.5% during the first quarter of 1996 compared to the first quarter of 1995.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below. The amortized cost of the securitized ARM loans which are classified as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                           1996                       1995
                         --------- ------------------------------------- Annual
                           First    Fourth    Third    Second    First   Growth
                          Quarter   Quarter  Quarter   Quarter  Quarter    PCT
                         --------- ------------------------------------- ------
Commercial Loans        $   2,897 $   2,888 $  2,913 $   2,828 $  2,697    7.4%

Real Estate Loans
 Construction                 288       317      329       354      367  (21.6)
 Commercial Mortgages       2,190     2,174    2,169     2,102    2,072    5.7
  Residential Mortgages     1,944     2,159    2,401     2,355    2,292
(15.2)
  Securitized ARM loans       489       282       26         -        -  100.0
                         --------- --------- -------- --------- -------- ------
 Residential Mortgages      2,433     2,441    2,427     2,355    2,292    6.2
                         --------- --------- -------- --------- -------- ------
Total Real Estate Loans     4,911     4,932    4,925     4,811    4,731    3.8

Personal Loans
 Personal Loans               847       868      876       873      872   (2.8)
 Student Loans                300       287      285       285      294    1.8
                         --------- --------- -------- --------- -------- ------
Total Personal Loans        1,147     1,155    1,161     1,158    1,166   (1.6)

Lease Financing
 Receivables                  277       270      262       260      259    7.2
                         --------- --------- -------- --------- -------- ------
Total Consolidated
  Average Loans & ARMs  $   9,232 $   9,245 $  9,261 $   9,057 $  8,853    4.3%
                         ========= ========= ======== ========= ======== ======
Total Consolidated
  Average Loans         $   8,743 $   8,963 $  9,235 $   9,057 $  8,853   (1.2)%
                         ========= ========= ======== ========= ======== ======


Beginning in the third quarter of 1995, the Corporation began converting ARM loans into Federal National Mortgage Association ARM pool securities to enhance liquidity. During the first quarter of 1996 an additional $88 million of such loans were securitized . As of March 31, 1996, the total amount of ARM loans that have been securitized and transferred to investment securities available for sale was approximately $542 million. As part of this process, the Corporation pays a fee of 7.5 basis points to guarantee the securities which negatively impacts net interest income.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                           1996                      1995
                         --------- ------------------------------------- Annual
                           First    Fourth    Third    Second    First   Growth
                          Quarter   Quarter  Quarter   Quarter  Quarter    PCT
                         --------- ------------------------------------- ------
Noninterest Bearing
  Commercial            $   1,280 $   1,379 $  1,282 $   1,248 $  1,248    2.5%
  Personal                    418       418      409       410      400    4.4
  Other                       316       298      290       275      260   21.9
                         --------- --------- -------- --------- -------- ------
Total Noninterest
  Bearing Deposits          2,014     2,095    1,981     1,933    1,908    5.5

Interest Bearing
  Savings & NOW             1,842     1,912    1,961     1,973    2,084  (11.6)
  Money Market              2,386     2,237    2,049     1,875    1,767   35.1
  Other CDs & Time Deposits 3,060     3,069    3,145     3,135    3,037    0.8
  CDs Greater than $100       634       623      619       541      485   30.6
                         --------- --------- -------- --------- -------- ------
Total Interest
  Bearing Deposits          7,922     7,841    7,774     7,524    7,373    7.5
                         --------- --------- -------- --------- -------- ------
Total Consolidated
  Average Deposits      $   9,936 $   9,936 $  9,755 $   9,457 $  9,281    7.1%
                         ========= ========= ======== ========= ======== ======


Money market savings, CDs greater than $100 and noninterest bearing deposits exhibited the greatest growth when comparing average deposits in the first quarter of 1996 to the first quarter of 1995. Average deposits in the first quarter of 1996 include the effect of 1995 acquisitions which were accounted for as purchases with total deposits of approximately $232 million. As previously discussed throughout 1995, the money market index account, which was introduced in the third quarter of 1994, has been a substantial contributor to deposit growth. The average amount of money market index accounts was $1.49 billion in the first quarter of 1996 compared to $610 million in the same period one year ago. The increase in this deposit type represents both new deposits and disintermediation from the Corporation's other deposit accounts.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and comparative prior year quarter are presented below. Securitized ARM loans are included with loans at amortized cost and other investment securities classified as available for sale are stated at amortized cost in order to make the comparative information more meaningful.

YIELD & COST ANALYSIS                        FIRST QUARTER
($ in millions)          -----------------------------------------------------
                                     1996                        1995
                         -------------------------  --------------------------
                                           Average                    Average
                          Average         Yield or    Average         Yield or
                          Balance  Interest Cost      Balance  Interest Cost
                        --------------------------  --------------------------
Loans (a)               $ 9,231.8 $  195.1   8.50%  $ 8,852.9 $  186.2   8.53%

Investment Securities:
   Taxable                2,019.2     29.7   5.92     2,022.3     28.2   5.67
   Tax Exempt (a)           523.4      8.7   6.65       314.5      5.8   7.48

Other Short-term
 Investments (a)            212.9      2.9   5.45       249.2      3.7   6.00
                        --------------------------  --------------------------
Total Interest
 Earning Assets         $11,987.3 $  236.4   7.93%  $11,438.9 $  223.9   7.94%
                        ==========================  ==========================

Money Market Savings    $ 2,386.6 $   24.5   4.13%  $ 1,766.7 $   17.1   3.93%
Regular Savings
 & NOW                    1,841.8      9.7   2.11     2,083.7     11.3   2.20
Other CDs & Time
 Deposits                 3,059.9     44.2   5.82     3,036.8     38.5   5.14
CD's Greater than
 $100                       634.0      9.2   5.81       485.3      6.6   5.48
                        --------------------------  --------------------------
Total Interest
  Bearing Deposits        7,922.3     87.6   4.45     7,372.5     73.5   4.04
Short-term
 Borrowings                 768.9     10.0   5.24     1,040.1     14.8   5.77
Long-term
 Borrowings                 819.4     13.2   6.46       742.3     12.4   6.79
                        -------------------------  ---------------------------
Total Interest
 Bearing Liabilities    $ 9,510.6 $  110.8   4.69%  $ 9,154.9 $  100.7   4.46%
                        ==========================  ==========================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                           $  125.6   4.21%            $  123.2   4.37%
                                  ================            ================

(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.


The net interest margin as a percent of average earning assets declined 16 basis points from 4.37% in the first quarter of 1995 to 4.21% in the current quarter. The yield on average earning assets was relatively unchanged while the cost of interest bearing liabilities increased 23 basis points. The cost of short-term and long-term borrowings decreased 53 basis points and 33 basis points, respectively which followed the general trends in interest rates throughout 1995 and early 1996. The cost of interest bearing deposits increased 41 basis points in the first quarter of 1996 compared to the same period last year. Each type of interest bearing deposit experienced an increase in average cost except regular savings and NOW accounts. Money market accounts increased
20 basis points, other CDs and time deposits increased 68 basis points and CDs greater than $100,000 increased 33 basis points compared to the same period last year.

The possible continuing lack of earning asset growth, particularly loan growth, and shift of deposit mix into higher cost categories may continue to put pressure on the interest spreads and depress interest margin growth.

At the end of the first quarter in 1996, the Corporation began entering into interest rate swaps in order to manage its interest rate exposure.

Interest rate swaps are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Such swap agreements normally involve the exchange of fixed and floating rate payment obligations without the exchange of the underlying principal amounts. The notional or principal amount does not represent an amount at risk, but is used only as a basis for determining the actual cash flows related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements. All interest rate swap counterparties are formally evaluated and continually monitored for credit-worthiness.

At March 31, 1996, the Corporation's quarter-end position in interest rate swaps amounted to $50 million in notional amount. The swaps have terms which range from 3 to 5 years and were designated against variable rate loans in order to reduce interest rate volatility. The effect of the interest rate swaps on net interest income in the first quarter of 1996 was not material.


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
- --------------------------------------------

At March 31, 1996, nonperforming assets were $90.8 million compared to $ 70.5 million at December 31, 1995 and $68.9 million at March 31, 1995. Nonaccrual loans, the largest component of nonperforming assets, increased $21.0 million since year-end 1995 and increased $27.4 million since March 31, 1995. Renegotiated loans and other real estate owned were relatively unchanged since year-end 1995 and loans past due 90 days or more decreased $.8 million or 9.3% since December 31, 1995.

Compared to March 31, 1995, renegotiated loans decreased $.7 million, loans past due 90 days or more decreased $2.2 million and other real estate owned decreased $2.5 million.

Total nonaccrual commercial loans and leases increased $20.9 million since year-end 1995 and increased $22.5 million since March 31, 1995. Nonaccrual commercial loans and leases are substantially responsible for the increase in nonperforming assets at March 31,1996. The increase reflects one commercial credit (approximately $22.5 million) at the lead bank , M&I Marshall & Ilsley Bank, which was placed on nonaccrual near the end of the quarter due to future collectability concerns. Payments were current and therefore net interest income was not adversely affected. Since year end 1995, nonaccrual real estate loans decreased $.5 million while nonaccrual personal loans increased $.6 million. Excluding the effect of the larger commercial loan described above, total nonaccrual loans would have been approximately $49.1 million which is comparable with the level of nonaccruals in the second, third and fourth quarters of 1995.

Net charge-offs in the first quarter of 1996 amounted to $2.7 million or .13% of average loans compared to $5.3 million or .24% of average loans in the fourth quarter of 1995 and $2.0 million or .09% of average loans in the first quarter of 1995. Leasing net charge-offs of approximately $2.0 million accounted for the majority of net charge-off activity in the first quarter of 1996 of which, $1.9 million related to one lease customer.

The allowance for loan losses amounted to $161.8 million or 1.84% of total loans at March 31, 1996 compared to $161.4 million or 1.82% at December 31, 1995 and $157.7 million or 1.76% at March 31, 1995. The coverage ratio of the allowance for loan losses to nonperforming loans declined from 273% at March 31, 1995 and 261% at December 31, 1995 to 197% at March 31, 1996 largely due to the increase in nonaccrual commercial loans described above. As previously discussed approximately $88 million of ARM loans were securitized and transferred to the Corporation's security portfolio during the first quarter of 1996. In conjunction with this securitization, approximately $.4 million of the allowance for loan losses was transferred to a specific reserve for estimated losses based on the Corporation's experience with these types of financial instruments. The Corporation has agreed to guarantee the first 4% of the loan pools securitized against potential loss. Since inception of the program in the third quarter of 1995, approximately $2.7 million of the allowance has been transferred to the specific reserve and approximately $542 million of ARM loans have been securitized. There have not been any losses through the first quarter of 1996.

While net charge-offs and nonperforming assets were adversely impacted in the first quarter of 1996, the Corporation believes that the current reserve and provision levels are adequate. The provision for loan losses amounted to $3.6 million in the first quarter of 1996 compared to $4.0 million in the first quarter of 1995.

CONSOLIDATED CREDIT QUALITY INFORMATION  ($000's)
- -------------------------------------------------

                                 1996                   1995
                               --------- -------------------------------------
                                 First    Fourth    Third    Second    First
NONPERFORMING ASSETS            Quarter   Quarter  Quarter   Quarter  Quarter
- --------------------           --------- -------------------------------------
Nonaccrual                     $  71,567 $  50,598 $ 50,643 $  48,359 $ 44,210

Renegotiated                       3,093     3,087    3,298     3,424    3,826

Past Due 90 Days or More           7,422     8,184    7,106     7,879    9,653
                               --------- --------- -------- --------- --------
Total Nonperforming Loans         82,082    61,869   61,047    59,662   57,689

Other Real Estate Owned            8,744     8,648    8,587     8,510   11,209
                               --------- --------- -------- --------- --------
Total Nonperforming Assets     $  90,826 $  70,517 $ 69,634 $  68,172 $ 68,898
                               ========= ========= ======== ========= ========

ALLOWANCE FOR LOAN LOSSES      $ 161,841 $ 161,430 $164,287 $ 160,565 $157,689
                               ========= ========= ======== ========= ========

CONSOLIDATED STATISTICS
- -----------------------
Net Charge-offs
   to Average Loans
     Annualized                     0.13%     0.24%    0.03%     0.05%    0.09%
Total Nonperforming Loans
   to Total Loans                   0.93      0.70     0.67      0.65     0.64
Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned                1.03      0.79     0.76      0.74     0.77
Allowance for Loan Losses
   to Total Loans                   1.84      1.82     1.80      1.75     1.76
Allowance for Loan Losses
   to Nonperforming Loans            197       261      269       269      273

                                    1996                    1995
                                 --------- ------------------------------------
                                   First     Fourth   Third     Second   First
NONACCRUAL LOANS BY TYPE          Quarter   Quarter  Quarter   Quarter  Quarter
- ------------------------         --------- ------------------------------------
Commercial
  Commercial, Financial &
    Agricultural                  $ 33,608 $ 13,527 $ 14,449 $ 13,703 $ 11,134
  Lease Financing
    Receivables                      2,069    1,244    2,323    2,246    2,086
                                 --------- -------- -------- -------- --------
Total Commercial                    35,677   14,771   16,772   15,949   13,220

Real Estate
  Construction and Land
    Development                        630      618      242      666      731
  Commercial Mortgage               17,063   16,653   17,407   17,626   16,227
  Residential Mortgage              14,785   15,701   13,010   11,590   11,378
                                 --------- -------- -------- -------- --------
Total Real Estate                   32,478   32,972   30,659   29,882   28,336

Personal                             3,412    2,855    3,212    2,528    2,654
                                 --------- -------- -------- -------- --------
Total Nonaccrual Loans            $ 71,567 $ 50,598 $ 50,643 $ 48,359 $ 44,210
                                 ========= ======== ======== ======== ========


                                    1996                    1995
RECONCILIATION OF                --------- -------------------------------------
  CONSOLIDATED ALLOWANCE            First    Fourth   Third    Second   First
  FOR LOAN LOSSES                  Quarter  Quarter  Quarter  Quarter  Quarter
- ------------------------         --------- -------------------------------------
Beginning Balance                 $161,430 $164,287 $160,565 $157,689 $153,961

Provision for Loan Losses            3,577    4,100    4,070    4,005    3,983

Allowance of Bank Acquire              --       --     1,096      --     1,747

Allowance Transfer for Loan
   Securitizations                    (440)  (1,615)    (660)     --       --

Loans Charged-off
   Commercial                          763    3,465      502      354      809
   Real Estate                         455      896      466      161    1,328
   Personal                          1,336    1,779    1,250    1,402    1,328
   Leases                            1,989      380      104      258      133
                                 --------- -------- -------- -------- --------
Total Charge-offs                    4,543    6,520    2,322    2,175    3,598

Recoveries on Loans
   Commercial                          828      457      514      256      890
   Real Estate                         323      144      483      208      225
   Personal                            665      573      530      576      479
   Leases                                1        4       11        6        2
                                 --------- -------- -------- -------- --------
Total Recoveries                     1,817    1,178    1,538    1,046    1,596
                                 --------- -------- -------- -------- --------
Net Loans Charged-off                2,726    5,342      784    1,129    2,002
                                 --------- -------- -------- -------- --------
Ending Balance                    $161,841 $161,430 $164,287 $160,565 $157,689
                                 ========= ======== ======== ======== ========


OTHER INCOME
- ------------

Total other income in the first quarter of 1996 amounted to $112.7 million, an increase of $15.0 million or 15.4%, compared to $97.7 million in the same period last year.

Data processing revenue increased $10.5 million or 22.0% from $47.8 million in the first quarter of 1995 to $58.4 million in the current quarter. Processing revenue increased $6.8 million or 18.8% while software revenue remained relatively unchanged. Buyout fees, which can vary from period to period, decreased $1.8 million. Revenues from unique services such as contract programming and consulting increased $4.7 million. Compared to the fourth quarter of 1995, total data processing revenue decreased $.3 million. Due to the timing of conversions and contract signings no significant customer(s) began their processing cycles during the first quarter of 1996. However, based on the increase in new signed contracts, the Corporation anticipates that processing revenue from new customers will be somewhat in line with past quarters.

Trust services revenue amounted to $16.8 million in the first quarter of 1996, an increase of $1.6 million or 10.5% compared to $15.2 million in the first quarter of 1995 and remained relatively unchanged from the fourth quarter of the prior year.

Other customer services increased $1.3 million or 4.7% and totaled $28.9 million in the first quarter of 1996 compared to $27.6 million in the same period one year ago. Service charges on deposits of $12.9 million was relatively unchanged from the prior year. Corporate finance and management service fees from the Corporation's Capital Markets Group increased $.4 million . Mutual fund commissions and trailor fees increased $.8 million.

The effect of net securities transactions in the first quarters of 1996 and 1995 were not significant.

Other income amounted to $8.6 million in the first quarter of 1996 compared to $7.0 million in the first quarter of 1995, an increase of $1.5 million or 22%. Gains from the sale of residential mortgage loans which includes the servicing rights increased $2.7 million.


OTHER EXPENSE
- -------------

Total other expenses in the first quarter of 1996 amounted to $159.2 million, an increase of $16.5 million or 11.6% compared to $142.7 million in the same period last year.

The increase in expenses is primarily attributable to the Corporation's nonbanking businesses especially its Data Services Division. Data Services expense growth reflects the impact of recent acquisitions, the cost of adding processing capacity and certain costs associated with developing new products and technology, which do not qualify for capitalization, in order to meet the ever-changing needs of its new and existing customers as efficiently and effectively as possible.

Expenses of the Corporation's banks in the first quarter of 1996 include costs of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support and product and service distribution networks which are intended to improve customer service, enable more competitive pricing and achieve improved cost efficiencies. Total operating expenses for the Corporation's combined banks and support services group excluding costs of initiatives and the effect of lower deposit insurance premiums increased 2.4 % in the first quarter of 1996 compared to the first quarter of 1995 and decreased .7 % from the fourth quarter of 1995.

Salaries and employee benefits expense which accounts for over one-half of total other expenses, amounted to $91.6 million in the first quarter of 1996 compared to $80.9 million in the first quarter of 1995, an increase of $10.8 million or 13.3%. Approximately, $0.7 million of the increase reflects severance and other related costs associated with the implementation of the banking initiatives described above. Total salaries and benefits expense for the Corporation's banks and support services group decreased in the first quarter compared to the same period last year. Salaries and employee benefits expense of Data Services increased $8.0 million or 27.1% in the current quarter compared to the same period last year. At March 31, 1996 Data Services had approximately 2,643 employees compared to 2,268 at March 31, 1995. Approximately 25% of the employee increase relates to a New England data center which was acquired in late June, 1995.

Net occupancy expense increased $1.0 million or 11.6% , equipment expense increased $4.6 million or 30.7% , processing charges increased $.4 million or 10% and supplies and printing increased $1.2 million or 34.4% in the first quarter of 1996 compared to the same period last year. Data Services expense growth accounted for approximately $6.4 million or 89% of the combined expense growth of $7.2 million in these categories.

The decrease in payments to regulatory agencies reflects the decrease in insurance premium rates on deposits insured through the FDIC which went into effect June 1, 1995.

The increase in professional services of $.3 million or 8.4% is attributable to fees to consultants utilized in conjunction with the Corporation's banking initiatives.

Other expense increased 15% or $3.1 million from $21.0 million in the first quarter of 1995 to $24.1 million in the first quarter of 1996. Data Services contributed $1.9 million or 61% of the expense growth.


INCOME TAXES
- ------------

The provision for income taxes for the three months ended March 31, 1996 amounted to $26.4 million compared to $25.8 million for the three months ended March 31, 1995. The effective tax rate remained relatively unchanged.


CAPITAL RESOURCES
- -----------------

Shareholders' equity was $1.26 billion or 9.39% of total consolidated assets at March 31, 1996 compared to $1.26 billion and 9.43% at December 31, 1995 and $1.13 billion and 8.91% at March 31,1995.

Net unrealized gains and losses on securities available for sale decreased $6.9 million since December 31, 1995 and increased $29.3 million from a net unrealized loss of $14.9 million at March 31, 1995 to a net unrealized gain of $14.4 million at March 31, 1996.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by its Board of Directors. During the first quarter of 1996 1.1 million shares of common stock were acquired with an aggregate cost of $26.9 million . Since inception of the program in April, 1993, 13.6 million common shares have been acquired with a cumulative cost of $305.5 million.

In April, 1996 the Corporation's Board of Directors reaffirmed the Stock Repurchase Program and increased the authorization for repurchase to 21.5 million shares from the previous authorization of 15.1 million shares. In addition the Board of Directors approved a 12% increase in the quarterly cash dividend on common stock to $0.185 per share from the $0.165 per share paid in the first quarter.

On April 1, 1996 the holder of the Corporation's 8.5% convertible subordinated notes converted $16.8 million of the notes into 1.9 million shares of the Corporation's common stock. The common stock acquired through the conversion of the notes was exchanged for .17 million shares of the Corporation's Series
A convertible preferred stock.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables as of March 31, 1996.

The Corporation's risk-based capital and leverage ratios are as follows:

                                  RISK-BASED CAPITAL RATIOS
                                     As of March 31, 1996
                                       ($ in millions)
                                 -------------------------
                                         Amount      Ratio
                                       ----------  ---------
      Tier 1 capital                  $  1,174.5      11.81 %
      Tier 1 capital
        minimum requirement                397.9       4.00
                                        ----------  ---------
      Excess                          $    776.6       7.81 %
                                        ==========  =========



      Total capital                   $  1,406.1      14.13 %
      Total capital
        minimum requirement                795.8       8.00
                                       ----------  ---------
      Excess                          $    610.3       6.13 %
                                       ==========  =========

      Risk-adjusted assets            $  9,947.8
                                       ==========



                                        LEVERAGE RATIO
                                    As of March 31, 1996
                                       ($ in millions)
                                    -----------------------
                                         Amount      Ratio
                                       ----------  ---------
      Tier 1 capital to
        adjusted total assets         $  1,174.5       9.03 %
      Minimum leverage
        requirement                  390.3-650.5  3.00-5.00
                                     -----------  ---------
      Excess                        $784.2-524.0  6.03-4.03 %
                                     ===========  =========

Adjusted average total assets         $ 13,010.1
                                       ==========

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


May 14, 1996