Form 10-Q
period 1996-06-30
MARSHALL & ILSLEY CORP/WI/
filed 1996-08-14
CIK 62741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996
               --------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
            Class                                         July 31, 1996
            -----                                        --------------
Common Stock, $1.00 Par Value                               91,741,543

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                            June 30    December 31    June 30
Assets                                        1996         1995         1995
- ------                                 ---------------------------------------
Cash and cash equivalents:
  Cash and due from banks                $    606,384 $    745,911 $    630,157
  Federal funds sold and
    security resale agreements                 59,076       66,618       43,250
  Money market funds                           76,768       84,960      122,494
                                        ---------------------------------------
Total cash and cash equivalents               742,228      897,489      795,901

Trading securities                             31,742       38,601       13,946
Other short-term investments                   32,670       95,635       37,735
Investment securities held to maturity,
  market value $613,339 ($453,240 December 31,
  and $453,617 June 30, 1995)                 620,159      450,457      451,079
Investment securities available for sale at
  market value                              2,731,938    2,458,600    1,845,273
                                        ---------------------------------------
Total investment securities                 3,352,097    2,909,057    2,296,352

Loans                                       9,012,023    8,868,902    9,174,548
  Less: Allowance for loan losses             163,866      161,430      160,565
                                        ---------------------------------------
Net loans                                   8,848,157    8,707,472    9,013,983

Premises and equipment, net                   301,723      306,988      291,396
Accrued interest and other assets             374,230      387,855      349,659
                                        ---------------------------------------
Total Assets                             $ 13,682,847 $ 13,343,097 $ 12,798,972
                                        =======================================
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                    $  2,164,671 $  2,363,194 $  2,062,817
  Interest bearing                          8,035,514    7,917,583    7,564,044
                                        ---------------------------------------
Total deposits                             10,200,185   10,280,777    9,626,861
Funds purchased and security
  repurchase agreements                       909,293      517,576      803,066
Other short-term borrowings                   753,513      497,446      279,702
Long-term borrowings                          253,375      422,550      642,413
Accrued expenses and other liabilities        298,392      367,131      279,890
                                        ---------------------------------------
Total liabilities                          12,414,758   12,085,480   11,631,932

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 517,129 shares issued
    (348,944 at December 31, and June 30,1995)    517          349          349
  Common stock, $1.00 par value; 99,494,335
    shares issued                              99,494       99,494       99,494
  Additional paid-in capital                  201,930      190,287      188,136
  Retained earnings                         1,138,077    1,075,789    1,007,105
  Less: Treasury common stock, at cost;
    7,514,437 shares (5,968,631 December 31,
    and 6,457,394 June 30, 1995)              171,382      128,459      134,037
        Deferred compensation                   1,024        1,090        1,132
  Net unrealized gains on securities
    available for sale, net of related taxes      477       21,247        7,125
                                        ---------------------------------------
Total shareholders' equity                  1,268,089    1,257,617    1,167,040
                                        ---------------------------------------
Total Liabilities and
  Shareholders' Equity                   $ 13,682,847 $ 13,343,097 $ 12,798,972
                                        =======================================

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                              Three Months Ended June 30,
                                             ----------------------------
Interest income                                  1996           1995
- ---------------                              ----------------------------
  Loans                                      $    184,923  $     195,406
  Investment securities:
    Taxable                                        41,191         28,065
    Exempt from Federal income taxes                7,180          4,135
  Trading securities                                  270            165
  Short-term investments                            2,463          3,021
                                             ----------------------------
Total interest income                             236,027        230,792

Interest expense
- ----------------
  Deposits                                         87,513         82,044
  Short-term borrowings                            12,778         12,717
  Long-term borrowings                             11,803         13,748
                                             ----------------------------
Total interest expense                            112,094        108,509
                                             ----------------------------
Net interest income                               123,933        122,283
Provision for loan losses                           3,548          4,005
                                             ----------------------------
Net interest income after
  provision for loan losses                       120,385        118,278

Other income
- ------------
  Data processing services                         65,976         52,337
  Trust services                                   17,518         16,058
  Other customer services                          28,745         26,078
  Net securities gains (losses)                       134            (51)
  Other                                             8,237          7,821
                                             ----------------------------
Total other income                                120,610        102,243

Other expense
- -------------
  Salaries and employee benefits                   93,217         83,948
  Net occupancy                                     9,664          8,787
  Equipment                                        19,707         16,157
  Payments to regulatory agencies                     583          5,560
  Processing charges                                4,291          4,361
  Supplies and printing                             3,824          3,965
  Professional services                             4,497          4,713
  Other                                            28,412         21,996
                                             ----------------------------
Total other expense                               164,195        149,487
                                             ----------------------------
Income before income taxes                         76,800         71,034
Provision for income taxes                         26,432         24,797
                                             ----------------------------
Net income                                   $     50,368  $      46,237
                                             ============================
Net income per common share
- ---------------------------
  Primary                                    $       0.51  $        0.47
  Fully Diluted                                      0.50           0.46

Dividends paid per common share              $      0.185  $       0.165

Weighted average common shares outstanding:
  Primary                                          99,420         98,315
  Fully diluted                                   101,391        102,276

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                Six Months Ended June 30,
                                             ----------------------------
Interest income                                  1996           1995
- ---------------                              ----------------------------
  Loans                                      $    370,739  $     381,069
  Investment securities:
    Taxable                                        79,764         56,336
    Exempt from Federal income taxes               13,336          8,201
  Trading securities                                  526            290
  Short-term investments                            5,091          6,579
                                             ----------------------------
Total interest income                             469,456        452,475

Interest expense
- ----------------
  Deposits                                        175,115        155,542
  Short-term borrowings                            22,803         27,524
  Long-term borrowings                             24,968         26,182
                                             ----------------------------
Total interest expense                            222,886        209,248
                                             ----------------------------
Net interest income                               246,570        243,227
Provision for loan losses                           7,125          7,988
                                             ----------------------------
Net interest income after
  provision for loan losses                       239,445        235,239

Other income
- ------------
  Data processing services                        124,358        100,186
  Trust services                                   34,320         31,265
  Other customer services                          57,645         53,676
  Net securities gains (losses)                       184            (33)
  Other                                            16,816         14,852
                                             ----------------------------
Total other income                                233,323        199,946

Other expense
- -------------
  Salaries and employee benefits                  184,845        164,812
  Net occupancy                                    19,638         17,726
  Equipment                                        39,109         31,004
  Payments to regulatory agencies                   1,123         11,042
  Processing charges                                9,233          8,854
  Supplies and printing                             8,434          7,394
  Professional services                             8,455          8,364
  Other                                            52,548         42,976
                                             ----------------------------
Total other expense                               323,385        292,172
                                             ----------------------------
Income before income taxes                        149,383        143,013
Provision for income taxes                         52,860         50,641
                                             ----------------------------
Net income                                   $     96,523  $      92,372
                                             ============================
Net income per common share
- ---------------------------
  Primary                                    $       0.98  $        0.94
  Fully Diluted                                      0.96           0.91

Dividends paid per common share              $      0.350  $       0.315

Weighted average common shares outstanding:
  Primary                                          98,807         98,402
  Fully diluted                                   101,796        102,425

See notes to financial statements

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                Six Months Ended June 30,
                                             ----------------------------
                                                 1996           1995
                                             ----------------------------
Net Cash Provided by Operating Activities    $     85,363  $      99,369

Cash Flows From Investing Activities:
- -------------------------------------
  Net decrease in securities with maturities
    of three months or less                        65,250          6,050
  Proceeds from sales of securities
    available for sale                            217,116        103,827
  Proceeds from maturities of longer
    term securities                               438,728        289,390
  Purchases of longer term securities          (1,046,552)      (289,007)
  Net increase in loans                          (233,232)      (267,799)
  Purchases of assets to be leased                (65,047)       (59,611)
  Principal payments on lease receivables          67,193         68,192
  Fixed asset purchases, net                      (13,454)       (16,434)
  Cash of banks acquired, net                         --          11,400
  Other                                             2,398          7,530
                                             ----------------------------
    Net cash used in
       investing activities                      (567,600)      (146,462)
                                             ----------------------------
Cash Flows From Financing Activities:
- -------------------------------------
  Net decrease in deposits                        (80,592)       (21,104)
  Proceeds from issuance of commercial paper      380,585        598,826
  Payments for maturity of commercial paper (394,947) (608,449) Net increase (decrease) in other
    short-term borrowings                         661,973       (166,260)
  Proceeds from issuance of long-term debt         32,403        207,394
  Payments of long-term debt                     (190,561)       (78,079)
  Dividends paid                                  (34,060)       (30,748)
  Purchases of treasury stock                     (54,442)       (31,301)
  Other                                             6,617          4,824
                                             ----------------------------
    Net cash provided by (used in)
       financing activities                       326,976       (124,897)
                                             ----------------------------
Net decrease in cash and cash equivalents        (155,261)      (171,990)

Cash and cash equivalents, beginning of year      897,489        967,891
                                             ----------------------------
Cash and cash equivalents, end of period     $    742,228  $     795,901
                                             ============================

Supplemental cash flow information:
- -----------------------------------
  Cash paid during the period for:
    Interest                                 $    230,430  $     196,429
    Income taxes                                   56,715         56,172

See notes to financial statements

                              MARSHALL & ILSLEY CORPORATION
                              Notes to Financial Statements

                            June 30, 1996 & 1995 (Unaudited)


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1995 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months and six months ended June 30, 1996 and 1995. The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of results to be expected for the entire year.

2. The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 3,000,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes.

    The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.

3.  The Corporation's loan portfolio consists of the following ($000's):

                                                June 30   December 31 June 30
                                                  1996       1995       1995
                                             ---------------------------------
       Commercial financial & agricultural $3,052,286 $2,933,278 $2,875,578 Real estate:
          Construction                           274,670    303,345    335,270
          Residential Mortgage                 2,010,154  2,002,023  2,384,246
          Commercial Mortgage                  2,264,484  2,189,449  2,153,805
                                             ---------------------------------
       Total real estate                       4,549,308  4,494,817  4,873,321
       Personal                                1,122,209  1,163,127  1,163,407
       Lease financing                           288,220    277,680    262,242
                                             ---------------------------------
                                              $9,012,023 $8,868,902 $9,174,548
                                             =================================

4. Investment securities, by type, held by the Corporation are as follows ($000's):

                                                June 30   December 31 June 30
                                                  1996       1995       1995
                                             ---------------------------------
       Investment securities held to maturity:
          U.S. treasury and
            government agencies               $      --  $      --  $  134,332
          State and political subdivisions       616,103    446,113    312,384
          Other                                    4,056      4,344      4,363
                                             ---------------------------------
       Investment securities
          held to maturity                       620,159    450,457    451,079

       Investment securities available for sale:
          U.S. treasury and
            government agencies                2,573,758  2,346,866  1,748,042
          State and political subdivisions           888        894        --
          Other                                  157,292    110,840     97,231
                                             ---------------------------------
       Investment securities
          available for sale                   2,731,938  2,458,600  1,845,273
                                             ---------------------------------
        Total investment securities           $3,352,097 $2,909,057 $2,296,352
                                             =================================

                             MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements - Continued

                            June 30, 1996 & 1995 (Unaudited)

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

    Interest rate contracts used in connection with the securities portfolio that are designated as available for sale are carried at fair value with gains and losses, net of applicable deferred income taxes, reported in a separate component of shareholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

6. On April 1, 1996, $16,819 of the Corporation's 8.5% convertible subordinated notes were converted by the holder into 1,922,114 shares of the Corporation's common stock. The common stock acquired by conversion of the notes was exchanged for 168,185 shares of the Corporation's Series A convertible preferred stock. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                              Three Months Ended June 30,
                                             ----------------------------
Assets                                           1996           1995
- ------                                       ----------------------------
Cash and due from banks                      $    573,774  $     565,458
Short-term investments                            184,521        209,041
Trading securities                                 23,327         13,821

Investment securities:
  Taxable                                       2,643,004      1,927,107
  Tax-exempt                                      615,473        334,911
                                             ----------------------------
Total investment securities                     3,258,477      2,262,018

Loans:
  Commercial                                    2,945,305      2,828,144
  Real estate                                   4,445,908      4,811,227
  Personal                                      1,132,631      1,158,117
  Lease financing                                 282,448        259,581
                                             ----------------------------
                                                8,806,292      9,057,069
  Less: Allowance for loan losses                 163,161        159,181
                                             ----------------------------
Total loans                                     8,643,131      8,897,888

Premises and equipment, net                       302,970        294,411
Accrued interest and other assets                 363,435        340,767
                                             ----------------------------
Total Assets                                 $ 13,349,635  $  12,583,404
                                             ============================
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                        $  2,036,825  $   1,933,437
  Interest bearing                              7,992,076      7,523,729
                                             ----------------------------
Total deposits                                 10,028,901      9,457,166
Funds purchased and security repurchase
  agreements                                      832,692        773,713
Other short-term borrowings                       168,188         94,767
Long-term borrowings                              735,680        814,073
Accrued expenses and other liabilities            307,425        287,261
                                             ----------------------------
Total liabilities                              12,072,886     11,426,980

Shareholders' equity                            1,276,749      1,156,424
                                             ----------------------------
Total Liabilities and Shareholders' Equity   $ 13,349,635  $  12,583,404
                                             ============================

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                Six Months Ended June 30,
                                             ----------------------------
Assets                                           1996           1995
- ------                                       ----------------------------
Cash and due from banks                      $    568,299  $     572,643
Short-term investments                            188,552        223,696
Trading securities                                 21,824         12,285

Investment securities:
  Taxable                                       2,584,684      1,947,086
  Tax-exempt                                      574,524        332,425
                                             ----------------------------
Total investment securities                     3,159,208      2,279,511

Loans:
  Commercial                                    2,920,899      2,762,796
  Real estate                                   4,434,139      4,771,566
  Personal                                      1,139,776      1,162,021
  Lease financing                                 279,837        259,137
                                             ----------------------------
                                                8,774,651      8,955,520
  Less: Allowance for loan losses                 162,839        157,651
                                             ----------------------------
Total loans                                     8,611,812      8,797,869

Premises and equipment, net                       303,832        292,459
Accrued interest and other assets                 357,049        342,446
                                             ----------------------------
Total Assets                                 $ 13,210,576  $  12,520,909
                                             ============================
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
  Noninterest bearing                        $  2,011,354  $   1,920,798
  Interest bearing                              7,957,212      7,448,551
                                             ----------------------------
Total deposits                                  9,968,566      9,369,349
Funds purchased and security repurchase
  agreements                                      755,739        860,446
Other short-term borrowings                       129,151         93,373
Long-term borrowings                              777,527        778,351
Accrued expenses and other liabilities            308,279        287,706
                                             ----------------------------
Total liabilities                              11,939,262     11,389,225

Shareholders' equity                            1,271,314      1,131,684
                                             ----------------------------
Total Liabilities and Shareholders' Equity   $ 13,210,576  $  12,520,909
                                             ============================

MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------
Net income for the second quarter of 1996 amounted to $50.4 million compared to $46.2 million for the same period in the prior year. Primary and fully diluted earnings per share were $.51 and $.50, respectively for the three months ended June 30, 1996, compared with $.47 and $.46 for the same period last year. The return on average assets and return on average equity were 1.52% and 15.87% for the quarter ended June 30, 1996, and 1.47% and 16.04% for the quarter ended June 30, 1995, respectively.

The increase in earnings is primarily due to noninterest revenue growth and, to a lessor extent, an increase in net interest income and somewhat lower loan loss provision. The continued growth in expenses associated with the investment in new products and technology being developed by Data Services also impacts earnings. Total noninterest expense in the second quarter of 1996 continues to include costs incurred for implementing certain initiatives to make the Corporation's banking business more effective and efficient.

The following tables present a summary of each of the major elements of the consolidated income statement, certain financial statistics and a summary of the major income statement elements stated as a percent of average consolidated assets -- converted to a fully taxable equivalent basis (FTE) where appropriate
- -- for the current quarter and previous four quarters.

                                  1996                       1995
                          --------------------  -----------------------------
                            Second     First      Fourth     Third    Second
                           Quarter   Quarter     Quarter   Quarter   Quarter
                          --------- ----------  --------- --------- ---------
Interest Income          $ 236,027 $ 233,429   $ 236,598 $ 235,587 $ 230,792
Interest Expense          (112,094) (110,792)   (111,232) (112,703) (108,509)
                          --------- ----------  --------- --------- ---------
Net Interest Income        123,933   122,637     125,366   122,884   122,283

Provision for Loan Losses   (3,548)   (3,577)     (4,100)   (4,070)   (4,005)

Net Securities Gains (Losses)  134        50       3,297     1,291       (51)

Other Income               120,476   112,663     112,012   107,637   102,294

Other Expense             (164,195) (159,189)   (156,572) (150,879) (149,487)
                          --------- ----------  --------- --------- ---------
Income Before Taxes         76,800    72,584      80,003    76,863    71,034

Income Tax Provision       (26,432)  (26,429)    (27,655)  (28,284)  (24,797)
                          --------- ----------  --------- --------- ---------
Net Income               $  50,368 $  46,155   $  52,348 $  48,579 $  46,237
                          ========= ==========  ========= ========= =========
Per Share
   Earnings Per Share
      Primary            $   $0.51 $     0.47  $    0.53 $    0.49 $    0.47
      Fully Diluted           0.50       0.46       0.51      0.48      0.46
   Dividends                 0.185      0.165      0.165     0.165     0.165

Return on Average Equity     15.87%     14.66%     16.76%    15.96%    16.04%

CONSOLIDATED INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS
- -----------------------------------------------------------------------------
                                  1996                       1995
                          --------------------  -----------------------------
                            Second     First      Fourth     Third    Second
                           Quarter   Quarter     Quarter   Quarter   Quarter
                          --------- ----------  --------- --------- ---------
Interest Income (FTE)         7.21%      7.26%      7.32%     7.33%    7.43%
Interest Expense             (3.38)     (3.40)     (3.40)    (3.47)   (3.46)
                          --------- ----------  --------- --------- ---------
Net Interest Income           3.83       3.86       3.92      3.86      3.97

Provision for Loan Losses    (0.11)     (0.11)     (0.13)    (0.13)    (0.13)

Net Securities Gains          0.00       0.00       0.10      0.04      0.00

Other Income                  3.63       3.46       3.43      3.31      3.26

Other Expense                (4.93)     (4.89)     (4.79)    (4.65)    (4.77)
                          --------- ----------  --------- --------- ---------
Income Before Taxes           2.42       2.32       2.53      2.43      2.33

Income Tax Provision         (0.90)     (0.90)     (0.93)    (0.94)    (0.86)
                          --------- ----------  --------- --------- ---------
Return on Average Assets      1.52%      1.42%      1.60%     1.49%     1.47%
                          ========= ==========  ========= ========= =========

NET INTEREST INCOME
- -------------------
Net interest income for the second quarter of 1996 amounted to $123.9 million, an increase of $1.6 million or 1.3% from the $122.3 million reported in the second quarter of 1995. The benefit from the increase in the volume of average earning assets and decrease in the cost of interest bearing liabilities was offset by the decrease in yield on earning assets and increase in volume of interest bearing liabilities resulting in the slight increase in net interest income.

Average earning assets increased $711.7 million or 6.2% in the second quarter of 1996 compared to the same period a year ago. Excluding the effect of securitizing adjustable rate mortgage loans (ARMS), average loans grew approximately $231 million or 2.6% compared to the second quarter of last year. Average loans in the second quarter of 1996 include the effect of a 1995 acquisition that was accounted for as a purchase with aggregate loans of approximately $73 million. The remaining average earning asset growth was in investment securities. Average tax-exempt securities increased $280.6 million or 83.8% while average taxable securities increased $215.1 million or 11.1%.

Average interest bearing liabilities increased $522.4 million or 5.8% in the second quarter of 1996 compared to the same period in 1995. Average interest bearing deposits increased $468.3 million or 6.2%, average short-term borrowings increased $132.4 million or 15.3% and average long-term borrowings decreased $78.4 million or 9.6%. Average noninterest bearing deposits increased $103.4 million or 5.3% during the second quarter of 1996 compared to the second quarter of 1995.

On April 1, 1996, the holder of the Corporation's 8.5% convertible subordinated notes converted approximately $16.8 million of the notes as more fully described in Note 6 of Notes to Financial Statements. Also during the second quarter of 1996, approximately $165.0 million of Bank notes matured and were refinanced with short-term borrowings and brokered CDs.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below. The amortized cost of the securitized ARM loans that are classified as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                               1996                  1995
                         ----------------- -------------------------- Annual
                          Second   First    Fourth   Third    Second  Growth
                         Quarter  Quarter  Quarter  Quarter  Quarter    PCT
                         -------- -------- -------------------------- -------
Commercial Loans        $  2,945 $  2,897 $  2,888 $  2,913 $  2,828     4.1 %

Real Estate Loans
 Construction                267      288      317      329      354   (24.4)
 Commercial Mortgages      2,226    2,190    2,174    2,169    2,102     5.9
  Residential Mortgages    1,953    1,944    2,159    2,401    2,355   (17.1)
  Securitized ARM loans      482      489      282       26      --    100.0
                         -------- -------- -------- -------- -------- -------
 Residential Mortgages     2,435    2,433    2,441    2,427    2,355     3.4
                         -------- -------- -------- -------- -------- -------
Total Real Estate Loans    4,928    4,911    4,932    4,925    4,811     2.4

Personal Loans
 Personal Loans              841      847      868      876      873    (3.7)
 Student Loans               292      300      287      285      285     2.4
                         -------- -------- -------- -------- -------- -------
Total Personal Loans       1,133    1,147    1,155    1,161    1,158    (2.2)

Lease Financing
 Receivables                 282      277      270      262      260     8.8
                         -------- -------- -------- -------- -------- -------
Total Consolidated
  Average Loans & ARMs  $  9,288 $  9,232 $  9,245 $  9,261 $  9,057     2.6 %
                         ======== ======== ======== ======== ======== =======
Total Consolidated
  Average Loans         $  8,806 $  8,743 $  8,963 $  9,235 $  9,057    (2.8)%
                         ======== ======== ======== ======== ======== =======

Beginning in the third quarter of 1995, the Corporation began converting ARM loans into Federal National Mortgage Association ARM pool securities to enhance liquidity. During the first quarter of 1996 an additional $88 million of such loans were securitized. There were no ARM loan securitizations during the second quarter of 1996. At June 30, 1996, the total amount of ARM loans that have been securitized and transferred to investment securities available for sale was approximately $542 million. As part of this process, the Corporation pays a fee of 7.5 basis points to guarantee the securities which negatively impacts net interest income.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                1996                 1995
                         ----------------- -------------------------- Annual
                          Second   First    Fourth   Third    Second  Growth
                         Quarter  Quarter  Quarter  Quarter  Quarter    PCT
                         ----------------- -------------------------- -------
Noninterest Bearing
  Commercial            $  1,302 $  1,280 $  1,379 $  1,282 $  1,248     4.4 %
  Personal                   427      418      418      409      410     4.4
  Other                      308      316      298      290      275    11.3
                         -------- -------- -------- -------- -------- -------
Total Noninterest
  Bearing Deposits         2,037    2,014    2,095    1,981    1,933     5.3

Interest Bearing
  Savings & NOW            1,817    1,842    1,912    1,961    1,973    (7.9)
  Money Market             2,407    2,386    2,237    2,049    1,875    28.4
  Other CDs &
    Time Deposits          3,039    3,034    3,064    3,145    3,135    (3.1)
  CDs Greater than $100      614      621      607      603      525    17.0
  Brokered CDs               115       39       21       16       16   621.1
                         -------- -------- -------- -------- -------- -------
Total Interest
  Bearing Deposits         7,992    7,922    7,841    7,774    7,524     6.2
                         -------- -------- -------- -------- -------- -------
Total Consolidated
  Average Deposits      $ 10,029 $  9,936 $  9,936 $  9,755 $  9,457     6.0 %
                         ======== ======== ======== ======== ======== =======

Money market savings, CDs greater than $100 and noninterest bearing deposits exhibited the greatest growth when comparing average deposits in the second quarter of 1996 to the second quarter of 1995. Average deposits in the second quarter of 1996 include the effect of a 1995 acquisition that was accounted for as a purchase with total deposits of approximately $83 million. As previously discussed throughout 1995, the money market index account, which was introduced in the third quarter of 1994, has been a substantial contributor to deposit growth. The average amount of money market index accounts was $1.57 billion in the second quarter of 1996 compared to $870 million in the same period one year ago. The increase in this deposit type represents both new deposits and disintermediation from the Corporation's other deposit accounts.

The Corporation has a brokered CD program to acquire longer-term CDs with maturities of one year or more in order to provide a stable funding source that over time is less costly than Bank notes or Fed Funds. Average brokered CDs amounted to $115.4 million in the second quarter of 1996 compared to $38.7 million in the first quarter of 1996 and $16.0 million during the second quarter of 1995. As previously discussed, the brokered CDs were used to partially refinance the Bank notes that matured during the second quarter of 1996.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and comparative prior year quarter is presented below. Securitized ARM loans are included with loans and investment securities classified as available for sale are stated at amortized cost in order to make the comparative information more meaningful.

YIELD & COST ANALYSIS                      SECOND QUARTER
($ in millions)         --------------------------------------------------
                                  1996                    1995
                        ------------------------ -------------------------
                                         Average                   Average
                         Average        Yield or   Average        Yield or
                         Balance Interest Cost     Balance Interest Cost
                        --------------------------------------------------
Loans (a)              $ 9,288.0 $ 194.1  8.40 % $ 9,057.1 $ 195.9  8.68 %

Investment Securities:
   Taxable               2,149.8    32.4  6.07     1,934.6    28.0  5.82
   Tax Exempt (a)          615.5    10.1  6.59       334.9     5.9  7.02

Other Short-term
 Investments (a)           207.9     2.7  5.30       222.9     3.2  5.76
                       ---------------------------------------------------
Total Interest
 Earning Assets        $12,261.2 $ 239.3  7.85 % $11,549.5 $ 233.0  8.09 %
                       ===================================================

Money Market Savings   $ 2,406.9 $  24.4  4.07 % $ 1,875.0 $  19.9  4.25 %
Regular Savings
 & NOW                   1,817.2     9.5  2.10     1,973.0    10.7  2.19
Other CDs & Time
 Deposits                3,038.6    43.3  5.74     3,134.9    43.5  5.57
Brokered CDs               115.4     1.7  5.84        16.0     0.3  7.12
CDs Greater than
 $100                      613.9     8.6  5.66       524.8     7.6  5.81
                       ---------------------------------------------------
Total Interest
  Bearing Deposits       7,992.0    87.5  4.40     7,523.7    82.0  4.37
Short-term
 Borrowings              1,000.9    12.8  5.13       868.5    12.7  5.87
Long-term
 Borrowings                735.7    11.8  6.45       814.1    13.8  6.77
                       ---------------------------------------------------
Total Interest
 Bearing Liabilities   $ 9,728.6 $ 112.1  4.63 % $ 9,206.3 $ 108.5  4.73 %
                       ===================================================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                          $ 127.2  4.17 %           $ 124.5  4.33 %
                                 ===============           ===============

(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.

At the end of the first quarter in 1996, the Corporation began utilizing interest rate swaps in the management of its interest rate exposure.

Interest rate swaps are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Such swap agreements normally involve the exchange of fixed and floating rate payment obligations without the exchange of the underlying principal amounts. The notional or principal amount does not represent an amount at risk, but is used only as a basis for determining the actual cash flows related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements. All interest rate swap counterparties are formally evaluated and continually monitored for credit-quality.

At June 30, 1996, the Corporation's quarter-end position in interest rate swaps amounted to $200 million in notional amount. The swaps have terms which range from 2 to 5 years and are designated against variable rate commercial loans in order to reduce interest rate volatility. The net fair values of the interest rate swaps at June 30, 1996, was a negative $0.4 million. The impact of the interest rate swaps in the second quarter was to increase interest income on loans by $0.3 million and increase the yield on loans, yield on interest earning assets and increase the net interest margin (FTE) as a percent of average earning assets by one basis point.

The net interest margin as a percent of average earning assets declined 16 basis points from 4.33% in the second quarter of 1995 to 4.17% in the current quarter. The yield on average earning assets decreased 24 basis points while the cost of interest bearing liabilities decreased 10 basis points. The cost of interest bearing deposits increased slightly in the second quarter of 1996 compared to the same period last year. The average cost of short-term borrowings decreased 74 basis points which reflects in part, the Corporation's banking affiliates expanded use of the treasury tax and loan note option programs which provide a lower cost funding source. The cost of long-term borrowings decreased 32 basis points which reflects the maturity and conversion of higher cost debt.

The possible continuing lack of earning asset growth, particularly loan growth, may continue to put pressure on the interest spreads and depress interest margin growth.

PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
- --------------------------------------------
At June 30, 1996, nonperforming assets were $98.1 million compared to $ 90.8 million at March 31, 1996, and $68.2 million at June 30, 1995. Nonaccrual loans, the largest component of nonperforming assets, increased $8.8 million since the first quarter and increased $32.0 million since June 30, 1995. Renegotiated loans and loans past due 90 days or more were relatively unchanged since March 31,1996 and decreased $0.5 million and $0.4 million, respectively since the second quarter of 1995. Other real estate owned decreased $1.4 million since the first quarter and decreased $1.2 million since June 30, 1995

During the second quarter of 1996 each loan type experienced an increase in nonaccrual loans compared to the first quarter except for personal loans which decreased $0.5 million. Nonaccrual commercial real estate loans increased $4.2 million, nonaccrual commercial loans and leases increased $3.5 million and nonaccrual residential real estate loans increased $1.5 million. As previously reported, one large commercial credit placed on nonaccrual in the first quarter at the Corporation's lead bank represents approximately $22.5 million of the $32.0 million increase in nonaccrual loans since June 30, 1995.

Net charge-offs in the second quarter of 1996 amounted to $1.5 million or 0.07% of average loans compared to $2.7 million or 0.13% of average loans in the first quarter of 1996 and $1.1 million or 0.05% of average loans in the second quarter of 1995. Personal loan net charge-offs of approximately $1.1 million accounted for the majority of net charge-off activity in the second quarter of 1996.

The allowance for loan losses amounted to $163.9 million or 1.82% of total loans at June 30, 1996, compared to $161.8 million or 1.84% at March 31, 1996, and $160.6 million or 1.75% at June 30, 1995. The coverage ratio of the allowance for loan losses to nonperforming loans declined from 269% at June 30, 1995, and 197% at March 31, 1996, to 181% at June 30, 1996, largely due to the increase in nonaccrual loans described above.

The Corporation believes that the current reserve and provision levels continue to be adequate. The provision for loan losses amounted to $3.5 million in the second quarter of 1996 compared to $3.6 million in the first quarter of 1996 and $4.0 million in the second quarter of 1995.

                                    1996                  1995
                              ----------------- --------------------------
                               Second   First    Fourth   Third    Second
NONPERFORMING ASSETS          Quarter  Quarter  Quarter  Quarter  Quarter
- --------------------          ----------------- --------------------------
Nonaccrual                   $ 80,344 $ 71,567 $ 50,598 $ 50,643 $ 48,359

Renegotiated                    2,936    3,093    3,087    3,298    3,424

Past Due 90 Days or More        7,492    7,422    8,184    7,106    7,879
                              -------- -------- -------- -------- --------
Total Nonperforming Loans      90,772   82,082   61,869   61,047   59,662

Other Real Estate Owned         7,332    8,744    8,648    8,587    8,510
                              -------- -------- -------- -------- --------
Total Nonperforming Assets    $ 98,104 $ 90,826 $ 70,517 $ 69,634 $ 68,172
                              ======== ======== ======== ======== ========

ALLOWANCE FOR LOAN LOSSES     $163,866 $161,841 $161,430 $164,287 $160,565
                              ======== ======== ======== ======== ========

CONSOLIDATED STATISTICS
- -----------------------
Net Charge-offs
   to Average Loans
     Annualized                   0.07 %   0.13 %   0.24 %   0.03 %   0.05 %
Total Nonperforming Loans
   to Total Loans                 1.01     0.93     0.70     0.67     0.65
Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned              1.09     1.03     0.79     0.76     0.74
Allowance for Loan Losses
   to Total Loans                 1.82     1.84     1.82     1.80     1.75
Allowance for Loan Losses
   to Nonperforming Loans          181      197      261      269      269

                                    1996                  1995
                              ----------------- --------------------------
                               Second   First    Fourth   Third    Second
NONACCRUAL LOANS BY TYPE      Quarter  Quarter  Quarter  Quarter  Quarter
- ------------------------      ----------------- --------------------------
Commercial
  Commercial, Financial &
    Agricultural              $ 37,495 $ 33,608 $ 13,527 $ 14,449 $ 13,703
  Lease Financing
    Receivables                 1,677    2,069    1,244    2,323    2,246
                              -------- -------- -------- -------- --------
Total Commercial               39,172   35,677   14,771   16,772   15,949

Real Estate
  Construction and Land
    Development                   642      630      618      242      666
  Commercial Mortgage          21,295   17,063   16,653   17,407   17,626
  Residential Mortgage         16,293   14,785   15,701   13,010   11,590
                              -------- -------- -------- -------- --------
Total Real Estate              38,230   32,478   32,972   30,659   29,882

Personal                        2,942    3,412    2,855    3,212    2,528
                              -------- -------- -------- -------- --------
Total Nonaccrual Loans       $ 80,344 $ 71,567 $ 50,598 $ 50,643 $ 48,359
                              ======== ======== ======== ======== ========


                                     1996                 1995
RECONCILIATION OF             ----------------- --------------------------
  CONSOLIDATED ALLOWANCE       Second   First    Fourth   Third    Second
  FOR LOAN LOSSES             Quarter  Quarter  Quarter  Quarter  Quarter
- ------------------------      ----------------- --------------------------
Beginning Balance            $161,841 $161,430 $164,287 $160,565 $157,689

Provision for Loan Losses       3,548    3,577    4,100    4,070    4,005

Allowance of Bank Acquire         --       --       --     1,096      --

Allowance Transfer for Loan
   Securitizations                --      (440)  (1,615)    (660)     --

Loans Charged-off
   Commercial                   1,012      763    3,465      502      354
   Real Estate                    242      455      896      466      161
   Personal                     1,663    1,336    1,779    1,250    1,402
   Leases                          61    1,989      380      104      258
                              -------- -------- -------- -------- --------
Total Charge-offs               2,978    4,543    6,520    2,322    2,175

Recoveries on Loans
   Commercial                     438      828      457      514      256
   Real Estate                    385      323      144      483      208
   Personal                       605      665      573      530      576
   Leases                          27        1        4       11        6
                              -------- -------- -------- -------- --------
Total Recoveries                1,455    1,817    1,178    1,538    1,046
                              -------- -------- -------- -------- --------
Net Loans Charged-off           1,523    2,726    5,342      784    1,129
                              -------- -------- -------- -------- --------
Ending Balance               $163,866 $161,841 $161,430 $164,287 $160,565
                              ======== ======== ======== ======== ========

OTHER INCOME
- ------------
Total other income in the second quarter of 1996 amounted to $120.6 million, an increase of $18.4 million or 18.0%, compared to $102.2 million in the same period last year.

Data processing services revenue increased $13.6 million or 26.1% from $52.3 million in the second quarter of 1995 to $66.0 million in the current quarter. Processing revenue increased $7.6 million or 19.3% and software revenue increased $2.7 million or 34.3%. Buyout fees, which can vary from period to period, decreased $1.7 million. Revenue from unique services such as contract programming and consulting increased $4.2 million. Compared to the first quarter of 1996, total data processing services revenue increased $7.6 million or 13%. Significant components of the quarter over quarter increase include increased processing revenue, $3.8 million, increased software revenue, $1.7 million and increased buyout fees, $1.6 million.

Trust services revenue amounted to $17.5 million in the second quarter of 1996, an increase of $1.4 million or 9.1% compared to $16.1 million in the second quarter of 1995 and increased $0.7 million or 4.3% from the first quarter of 1996.

Other customer services increased $2.7 million or 10.2% and totaled $28.7 million in the second quarter of 1996 compared to $26.1 million in the same period one year ago. Service charges on deposits of $13.0 million increased $0.3 million or 2.2% Mutual fund commissions and trailor fees increased $.9 million and credit card fees increased $0.6 million.

The effects of net securities transactions in the second quarters of 1996 and 1995 were not significant.

Other income amounted to $8.2 million in the second quarter of 1996 compared to $7.8 million in the second quarter of 1995, an increase of $0.4 million or 5.3%. Gains from the sale of residential mortgage loans that include servicing rights increased $1.7 million and were offset by lower foreign exchange revenue of $0.5 million and decreased gains from the disposal of fixed assets of $0.7 million.

OTHER EXPENSE
- -------------
Total other expenses in the second quarter of 1996 amounted to $164.2 million, an increase of $14.7 million or 9.8% compared to $149.5 million in the same period last year.

The increase in expenses is primarily attributable to the Corporation's nonbanking businesses especially its Data Services Division. Data Services expense growth reflects the impact of a 1995 acquisition, the cost of adding processing capacity and certain costs associated with developing new products and technology, in order to meet the ever-changing needs of its new and existing customers as efficiently and effectively as possible.

Expenses of the Corporation's banks in the second quarter of 1996 continue to include costs of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support and product and service distribution networks which are intended to improve customer service, enable more competitive pricing and achieve improved cost efficiencies. Total operating expenses for the Corporation's combined banks and support services group excluding costs of initiatives and the effect of lower deposit insurance premiums increased 1.5% in the second quarter of 1996 compared to the first quarter of 1996 and increased 4.9% compared to the second quarter of 1995.

Salaries and employee benefits expense which accounts for over one-half of total other expenses, amounted to $93.2 million in the second quarter of 1996 compared to $83.9 million in the second quarter of 1995, an increase of $9.3 million or 11.0%. Approximately, $0.9 million of the increase reflects severance and other related costs associated with the implementation of the banking initiatives described above. Excluding the initiatives, total salaries and benefits expense for the Corporation's banks and support services group decreased in the second quarter compared to the same period last year. Salaries and employee benefits expense of Data Services increased $6.8 million or 21.2% in the current quarter compared to the same period last year. At June 30, 1996, Data Services had approximately 2,634 employees compared to 2,352 at June 30, 1995. Approximately one-third of the employee increase relates to a New England data center that was acquired in late June 1995.

Net occupancy expense increased $0.9 million or 10.0% and equipment expense increased $3.6 million or 22.0%, in the second quarter of 1996 compared to the same period last year. Data Services expense growth accounted for approximately $3.8 million or 87% of the combined expense growth in these categories.

The decrease in payments to regulatory agencies reflects the decrease in insurance premium rates on deposits insured through the FDIC which went into effect June 1, 1995.

Other expense increased 29.2% or $6.4 million from $22.0 million in the second quarter of 1995 to $28.4 million in the second quarter of 1996. Data Services contributed $4.1 million or 63% of the expense growth. During the second quarter $0.3 million in write-downs were taken in conjunction with two bank branch closures. Advertising, promotion and development increased $0.9 million or 35% of which approximately $0.7 million is related to the banking affiliates.

INCOME TAXES
- ------------
The provision for income taxes for the three months ended June 30, 1996, amounted to $26.4 million compared to $24.8 million for the three months ended June 30, 1995. The effective tax rate remained relatively unchanged.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- ---------------------------------------
Net income for the first half of 1996 amounted to $96.5 million compared to $92.4 million in the first half of 1995. Primary and fully diluted earnings per share amounted $0.98 and $0.96, respectively, for the six months ended June 30, 1996, compared with $0.94 and $0.91 per share respectively, for the same period last year. The year to date return on average equity through June 30, was 15.27% in the current year and 16.46% last year.

The following table presents a summarized view of each of the major elements of the consolidated income statement for the first six months of 1996 and 1995 stated as a percent of average consolidated assets and converted to a fully taxable equivalent where appropriate.

                                                   ROA
                                 1996     1995    Impact
                              ---------------------------
Interest Income                  7.25 %   7.36 %  (0.11)%
Interest Expense                (3.40)   (3.37)   (0.03)
                              -------- -------- --------
Net Interest Income              3.85     3.99    (0.14)

Provision for Loan Losses       (0.11)   (0.13)    0.02

Net Securities Gains (Losses)    0.00     0.00       --

Other Income                     3.55     3.22     0.33

Other Expense                   (4.92)   (4.70)   (0.22)
                              -------- -------- --------
Income Before Income Taxes       2.37     2.38    (0.01)
Income Taxes                    (0.90)   (0.89)   (0.01)
                              -------- -------- --------
Return on Average Assets         1.47 %   1.49 %  (0.02)%
                              ======== ======== ========

The increase in net income is primarily due to noninterest revenue growth which was principally experienced in the second quarter, slow interest margin growth and a somewhat lower loan loss provision which was offset, in part by the growth in expenses for new products and technology at Data Services and the costs associated with implementing certain initiatives at the banking affiliates.


CAPITAL RESOURCES
- -----------------
Shareholders' equity was $1.27 billion or 9.27% of total consolidated assets at June 30, 1996, compared to $1.26 billion and 9.43% at December 31, 1995, and $1.17 billion and 9.12% at June 30,1995.

Net unrealized gains and losses on securities available for sale decreased $20.8 million since December 31, 1995, and decreased $6.6 million since June 30, 1995.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by its Board of Directors. During the second quarter of 1996 1.0 million shares of common stock were acquired with an aggregate cost of $28.0 million. Since inception of the program to acquire up to 21.5 million common shares, 14.6 million common shares have been acquired with a cumulative cost of $333.5 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables as of June 30, 1996.

                                  RISK-BASED CAPITAL RATIOS
                                     As of June 30, 1996
                                       ($ in millions)
                                 -------------------------
                                      Amount     Ratio
                                    --------- ----------
      Tier 1 capital               $ 1,202.9      11.96 %
      Tier 1 capital
        minimum requirement            402.2       4.00
                                    --------- ----------
      Excess                       $   800.7       7.96 %
                                    ========= ==========


      Total capital                $ 1,432.5      14.25 %
      Total capital
        minimum requirement            804.4       8.00
                                    --------- ----------
      Excess                       $   628.1       6.25 %
                                    ========= ==========

      Risk-adjusted assets         $10,054.7
                                   =========


                                        LEVERAGE RATIO
                                    As of June 30, 1996
                                       ($ in millions)
                                  -----------------------
                                      Amount     Ratio
                                    --------- ----------
      Tier 1 capital to
        adjusted total assets      $ 1,202.9       9.06 %
      Minimum leverage
        requirement              398.3-663.8  3.00-5.00
                                 ------------ ----------
      Excess                    $804.6-539.1  6.06-4.06 %
                                 ============ ==========

Adjusted average total assets      $13,277.2
                                   =========

OTHER DEVELOPMENTS
- ------------------
In June the Corporation announced that it had reached an agreement to acquire EastPoint Technology, Inc. a software development company specializing in client/server technology located in New Hampshire. The Corporation anticipates that the acquisition, which will be a purchase of EastPoint's assets for approximately $25.5 million and the assumption of certain nominal liabilities, will be consummated during the third quarter of 1996. The consolidated results of operations for the third quarter may be adversely affected by the value of acquired in-process research and development that must be immediately written off in accordance with purchase accounting rules.

                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

A.  The Corporation held its Annual Meeting of Shareholders on April 23,
    1996.

B. Votes cast for the election of six Directors to serve until the 1999 Annual Meeting of Shareholders are as follows:

          Director           For         Against   Abstentions   Non-Vote
    ---------------------------------------------------------------------
    Oscar C. Boldt        73,528,634    1,148,766       --          --
    J.P. Bolduc           73,408,918    1,268,482       --          --
    Glenn A. Francke      73,476,339    1,201,061       --          --
    Burleigh E. Jacobs    73,478,486    1,198,914       --          --
    James F. Kress        73,735,639      941,761       --          --
    Gus A. Zuehlke        73,556,895    1,120,505       --          --


    The continuing Directors of the Corporation are as follows:

    Richard A. Abdoo                    Jon F. Chait
    Wendell F. Bueche                   D. J. Kuester
    G. H. Gunnlaugsson                  Edward L. Meyer, Jr.
    Jack F. Kellner                     Don R. O'Hare
    P. M. Platten, III                  San W. Orr, Jr.
    J. B. Wigdale                       J. A. Puelicher
    James O. Wright                     Stuart W. Tisdale


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

A.  Exhibits:

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


August 14, 1996