Form 10-Q
period 1996-09-30
MARSHALL & ILSLEY CORP/WI/
filed 1996-11-14
CIK 62741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996
                  -------------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                      October 31, 1996
            -----                                      ----------------
Common Stock, $1.00 Par Value                             91,042,638

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                      September 30,  December 31,  September 30,
Assets                                     1996          1995          1995
------                                -----------------------------------------
Cash and cash equivalents:
  Cash and due from banks             $     769,509 $     745,911 $     619,395
  Federal funds sold and
    security resale agreements               80,149        66,618        25,579
  Money market funds                         38,128        84,960       100,806
                                      -----------------------------------------
Total cash and cash equivalents             887,786       897,489       745,780

Trading securities                           32,958        38,601        14,637
Other short-term investments                 33,975        95,635        42,987
Investment securities held to
  maturity, market value $704,392
  ($453,240 December 31, and
  $535,701 September 30, 1995)              707,603       450,457       529,039
Investment securities available
  for sale at market value                2,927,618     2,458,600     1,979,665
                                      -----------------------------------------
Total investment securities               3,635,221     2,909,057     2,508,704

Loans                                     9,309,436     8,868,902     9,143,651
  Less: Allowance for loan losses           152,755       161,430       164,287
                                      ------------------------------------------
Net loans                                 9,156,681     8,707,472     8,979,364

Premises and equipment, net                 301,323       306,988       298,366
Accrued interest and other assets           396,393       387,855       368,831
                                      -----------------------------------------
Total Assets                          $  14,444,337 $  13,343,097 $  12,958,669
                                      =========================================
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                 $   2,349,445 $   2,363,194 $   2,056,547
  Interest bearing                        8,217,943     7,917,583     7,752,240
                                      -----------------------------------------
Total deposits                           10,567,388    10,280,777     9,808,787
Funds purchased and security
  repurchase agreements                   1,537,551       517,576       711,000
Other short-term borrowings                 511,129       497,446       420,860
Long-term borrowings                        232,727       422,550       494,908
Accrued expenses and other liabilities      324,802       367,131       303,843
                                      -----------------------------------------
Total liabilities                        13,173,597    12,085,480    11,739,398

Shareholders' equity:
  Series A convertible preferred
    stock, $1.00 par value; 517,129
    shares issued (348,944 at December
    31, and September 30, 1995)                 517           349           349
  Common stock, $1.00 par value;
    99,494,335 shares issued                 99,494        99,494        99,494
  Additional paid-in capital                200,320       190,287       187,843
  Retained earnings                       1,165,163     1,075,789     1,039,536
  Less: Treasury common stock, at cost;
    8,457,461 shares (5,968,631 December
    31, and 5,523,307 September 30, 1995)   197,895       128,459       116,918
        Deferred compensation                   954         1,090         1,258
  Net unrealized gains on securities
    available for sale, net of
    related taxes                             4,095        21,247        10,225
                                      -----------------------------------------
Total shareholders' equity                1,270,740     1,257,617     1,219,271
                                      -----------------------------------------
Total Liabilities and
  Shareholders' Equity                $  14,444,337 $  13,343,097 $  12,958,669
                                      =========================================

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                              Three Months Ended September 30,
                                              --------------------------------
Interest income                                         1996         1995
---------------                                   --------------------------
  Loans                                           $    191,148 $    199,234
  Investment securities:
    Taxable                                             44,815       28,905
    Exempt from Federal income taxes                     8,366        4,657
  Trading securities                                       308           81
  Short-term investments                                 1,988        2,710
                                                  --------------------------
Total interest income                                  246,625      235,587

Interest expense
----------------
  Deposits                                              91,383       87,501
  Short-term borrowings                                 19,421       11,318
  Long-term borrowings                                   9,570       13,884
                                                  --------------------------
Total interest expense                                 120,374      112,703
                                                  --------------------------
Net interest income                                    126,251      122,884
Provision for loan losses                                3,983        4,070
                                                  --------------------------
Net interest income after
  provision for loan losses                            122,268      118,814

Other income
------------
  Data processing services                              69,741       55,079
  Trust services                                        17,632       15,973
  Other customer services                               29,151       27,834
  Net securities gains                                      15        1,291
  Other                                                  6,962        8,751
                                                  --------------------------
Total other income                                     123,501      108,928

Other expense
-------------
  Salaries and employee benefits                        96,541       88,751
  Net occupancy                                          9,505        9,079
  Equipment                                             19,412       16,941
  Payments to regulatory agencies                        3,434          105
  Processing charges                                     5,046        5,178
  Supplies and printing                                  3,621        3,963
  Professional services                                  3,842        4,986
  Other                                                 37,070       21,876
                                                  --------------------------
Total other expense                                    178,471      150,879
                                                  --------------------------
Income before income taxes                              67,298       76,863
Provision for income taxes                              22,260       28,284
                                                  --------------------------
Net income                                        $     45,038 $     48,579
                                                  ==========================
Net income per common share
---------------------------
  Primary                                         $       0.46 $       0.49
  Fully Diluted                                           0.45         0.48

Dividends paid per common share                   $      0.185 $      0.165

Weighted average common shares outstanding:
  Primary                                               98,545       99,318
  Fully diluted                                        100,649      103,246

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                Nine Months Ended September 30,
                                                -------------------------------
Interest income                                         1996         1995
---------------                                   --------------------------
  Loans                                           $    561,887 $    580,303
  Investment securities:
    Taxable                                            124,579       85,241
    Exempt from Federal income taxes                    21,702       12,858
  Trading securities                                       834          371
  Short-term investments                                 7,079        9,289
                                                  --------------------------
Total interest income                                  716,081      688,062

Interest expense
----------------
  Deposits                                             266,498      243,043
  Short-term borrowings                                 42,224       38,842
  Long-term borrowings                                  34,538       40,066
                                                  --------------------------
Total interest expense                                 343,260      321,951
                                                  --------------------------
Net interest income                                    372,821      366,111
Provision for loan losses                               11,108       12,058
                                                  --------------------------
Net interest income after
  provision for loan losses                            361,713      354,053

Other income
------------
  Data processing services                             194,099      155,265
  Trust services                                        51,953       47,238
  Other customer services                               86,797       81,510
  Net securities gains                                     199        1,258
  Other                                                 23,776       23,603
                                                  --------------------------
Total other income                                     356,824      308,874

Other expense
-------------
  Salaries and employee benefits                       281,386      253,563
  Net occupancy                                         29,143       26,805
  Equipment                                             58,521       47,945
  Payments to regulatory agencies                        4,558       11,147
  Processing charges                                    14,279       14,032
  Supplies and printing                                 12,056       11,357
  Professional services                                 12,297       13,350
  Other                                                 89,616       64,852
                                                  --------------------------
Total other expense                                    501,856      443,051
                                                  --------------------------
Income before income taxes                             216,681      219,876
Provision for income taxes                              75,120       78,925
                                                  --------------------------
Net income                                        $    141,561 $    140,951
                                                  ==========================
Net income per common share
---------------------------
  Primary                                         $       1.43 $       1.43
  Fully Diluted                                           1.40         1.38

Dividends paid per common share                   $      0.535 $      0.480

Weighted average common shares outstanding:
  Primary                                               98,714       98,710
  Fully diluted                                        101,483      102,906

See notes to financial statements.

                      MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                         1996         1995
                                                  --------------------------
Net Cash Provided by Operating Activities         $    167,460 $    152,326

Cash Flows From Investing Activities:
-------------------------------------
  Net decrease in securities with maturities
    of three months or less                             64,250        1,270
  Proceeds from sales of securities
    available for sale                                 217,245      115,292
  Proceeds from maturities of longer
    term securities                                    653,485      464,425
  Purchases of longer term securities               (1,539,250)    (511,227)
  Net increase in loans                               (528,322)    (285,541)
  Purchases of assets to be leased                    (115,824)     (91,968)
  Principal payments on lease receivables              105,178      104,570
  Fixed asset purchases, net                           (24,123)     (27,158)
  Cash of companies acquired, net                      (25,741)      15,188
  Other                                                  4,649       10,257
                                                  --------------------------
    Net cash used in
       investing activities                         (1,188,453)    (204,892)
                                                   --------------------------

Cash Flows From Financing Activities:
-------------------------------------
  Net increase in deposits                             286,611       78,270
  Proceeds from issuance of commercial paper           478,178    1,062,111
  Payments for maturity of commercial paper           (498,950)  (1,074,965)
  Net increase (decrease) in other
    short-term borrowings                            1,188,414     (271,721)
  Proceeds from issuance of long-term debt              36,184      211,766
  Payments of long-term debt                          (350,384)     (87,650)
  Dividends paid                                       (52,012)     (46,896)
  Purchases of treasury stock                          (85,917)     (47,698)
  Other                                                  9,166        7,238
                                                  --------------------------
    Net cash provided by (used in)
       financing activities                          1,011,290     (169,545)
                                                  --------------------------
Net decrease in cash and cash equivalents               (9,703)    (222,111)

Cash and cash equivalents, beginning of year           897,489      967,891
                                                  --------------------------
Cash and cash equivalents, end of period          $    887,786 $    745,780
                                                  ==========================
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                      $    345,871 $    299,608
    Income taxes                                        81,231       81,968

See notes to financial statements.

                               MARSHALL & ILSLEY CORPORATION
                               Notes to Financial Statements

                           September 30, 1996 & 1995 (Unaudited)


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1995 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months and nine months ended September 30, 1996 and 1995. The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of results to be expected for the entire year.

2. The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 2,000,000 shares as Series
     A convertible, with a $100 value per share for conversion and liquidation purposes.

     The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.

3.   The Corporation's loan portfolio consists of the following ($000's):

                                      September 30,  December 31, September 30,
                                           1996         1995          1995
                                      -----------------------------------------
       Commercial financial &
          agricultural                   $3,026,750   $2,933,278   $2,913,086
       Real estate:
          Construction                      304,908      303,345      322,528
          Residential Mortgage            2,180,842    2,002,023    2,299,806
          Commercial Mortgage             2,349,363    2,189,449    2,176,295
                                         -------------------------------------
       Total real estate                  4,835,113    4,494,817    4,798,629
       Personal                           1,139,402    1,163,127    1,165,958
       Lease financing                      308,171      277,680      265,978
                                         -------------------------------------
                                         $9,309,436   $8,868,902   $9,143,651
                                         =====================================

4. Investment securities, by type, held by the Corporation are as follows ($000's):
                                      September 30,  December 31, September 30,
                                           1996         1995          1995
                                      -----------------------------------------
       Investment securities held to maturity:
          U.S. treasury and
            government agencies          $      --    $      --    $  155,189
          State and political
            subdivisions                    703,547      446,113      365,889
          Other                               4,056        4,344        7,961
                                         -------------------------------------
       Investment securities
          held to maturity                  707,603      450,457      529,039

       Investment securities available for sale:
          U.S. treasury and
            government agencies           2,771,331    2,346,866    1,874,035
          State and political
            subdivisions                        893          894          --
          Other                             155,394      110,840      105,630
                                         -------------------------------------
       Investment securities
          available for sale              2,927,618    2,458,600    1,979,665
                                         -------------------------------------
        Total investment securities      $3,635,221   $2,909,057   $2,508,704
                                         =====================================

                              MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements - Continued

                            September 30, 1996 & 1995 (Unaudited)


5. As part of its asset/liability management activities, the Corporation may enter into interest rate futures, forwards, swaps, floors and option contracts. These derivative financial instruments are categorized as risk management instruments and are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in other operating income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or expense. Settlement on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or interest expense.

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

7. On August 7, 1996, the Corporation consummated the acquisition of EastPoint Technology, Inc. ("EastPoint") for cash consideration of approximately $25.5 million.

     EastPoint, a software development company specializing in client/server technology, is located in Bedford, New Hampshire.

     The allocation of the purchase price to the various classes of assets was determined on the basis of an opinion expressed by a nationally recognized independent appraisal firm. The value determined for in-process technology, where technology feasibility had not yet been established or was not believed to have an alternative future use, was immediately expensed while the values of completed technology and other assets including the resulting goodwill are being amortized over their estimated useful lives.

     Acquired in-process technology expensed during the third Quarter of 1996 amounted to $12.1 million ($7.9 million after-tax or $0.08 per share).

     The results of operations for EastPoint are included from the date of acquisition and are not material to the Corporation.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                               Three Months Ended September 30,
                                              ---------------------------------
Assets                                                 1996         1995
------                                            --------------------------
Cash and due from banks                           $    569,502 $    578,331
Short-term investments                                 155,625      199,908
Trading securities                                      25,583        7,239

Investment securities:
  Taxable                                            2,828,184    1,988,879
  Tax-exempt                                           726,872      395,824
                                                  --------------------------
Total investment securities                          3,555,056    2,384,703

Loans:
  Commercial                                         2,981,023    2,913,385
  Real estate                                        4,678,969    4,898,780
  Personal                                           1,132,014    1,160,447
  Lease financing                                      295,412      262,268
                                                  --------------------------
                                                     9,087,418    9,234,880
  Less: Allowance for loan losses                      164,079      163,593
                                                  --------------------------
Total loans                                          8,923,339    9,071,287

Premises and equipment, net                            303,055      297,001
Accrued interest and other assets                      388,683      354,603
                                                  --------------------------
Total Assets                                      $ 13,920,843 $ 12,893,072
                                                  ==========================

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                             $  2,109,407 $  1,981,112
  Interest bearing                                   8,166,388    7,773,722
                                                  --------------------------
Total deposits                                      10,275,795    9,754,834
Funds purchased and security repurchase
  agreements                                         1,339,433      698,077
Other short-term borrowings                            116,644      105,343
Long-term borrowings                                   584,581      826,987
Accrued expenses and other liabilities                 322,501      300,258
                                                  --------------------------
Total liabilities                                   12,638,954   11,685,499

Shareholders' equity                                 1,281,889    1,207,573
                                                  --------------------------
Total Liabilities and Shareholders' Equity        $ 13,920,843 $ 12,893,072
                                                  ==========================

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                               Nine Months Ended September 30,
                                               -------------------------------
Assets                                                  1996         1995
------                                            --------------------------
Cash and due from banks                           $    568,703 $    574,560
Short-term investments                                 177,497      215,686
Trading securities                                      23,086       10,584

Investment securities:
  Taxable                                            2,666,444    1,961,170
  Tax-exempt                                           625,677      353,791
                                                  --------------------------
Total investment securities                          3,292,121    2,314,961

Loans:
  Commercial                                         2,941,086    2,813,544
  Real estate                                        4,516,344    4,814,436
  Personal                                           1,137,170    1,161,491
  Lease financing                                      285,067      260,192
                                                  --------------------------
                                                     8,879,667    9,049,663
  Less: Allowance for loan losses                      163,255      159,653
                                                  --------------------------
Total loans                                          8,716,412    8,890,010

Premises and equipment, net                            303,571      293,990
Accrued interest and other assets                      367,670      346,375
                                                  --------------------------
Total Assets                                      $ 13,449,060 $ 12,646,166
                                                  ==========================

Liabilities and Shareholders' Equity

------------------------------------
Deposits:
  Noninterest bearing                             $  2,044,277 $  1,941,124
  Interest bearing                                   8,027,446    7,558,132
                                                  --------------------------
Total deposits                                      10,071,723    9,499,256
Funds purchased and security repurchase
  agreements                                           951,724      805,733
Other short-term borrowings                            124,951       97,408
Long-term borrowings                                   712,742      794,741
Accrued expenses and other liabilities                 313,055      291,770
                                                  --------------------------
Total liabilities                                   12,174,195   11,488,908

Shareholders' equity                                 1,274,865    1,157,258
                                                  --------------------------
Total Liabilities and Shareholders' Equity        $ 13,449,060 $ 12,646,166
                                                  ==========================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------
Net income for the third quarter of 1996 amounted to $45.0 million compared to $48.6 million for the same period in the prior year. Primary and fully diluted earnings per share were $.46 and $.45, respectively for the three months ended September 30, 1996, compared with $.49 and $.48 for the same period last year. The return on average assets and return on average equity were 1.29% and 13.98% for the quarter ended September 30, 1996, and 1.49% and 15.96% for the quarter ended September 30, 1995, respectively.

During the third quarter of 1996, the Corporation completed the acquisition of EastPoint Technology, Inc. In conjunction with the acquisition, research and development costs relating to acquired in-process technology were written-off. Also during the same quarter, the Corporation accrued the one-time 65.7 basis point assessment associated with the Savings Association Insurance Fund (SAIF) recapitalization which was enacted into law on September 30, 1996.

The following table shows the impact of the special charges described above ($ in millions):

                                                        Earnings Per Share
                                                      ----------------------
                                   Pre-Tax  After-tax  Primary Fully Diluted
                                  --------- --------- ----------------------

Net Income                           $67.3     $45.0     $0.46      $0.45

Special Charges:

  Write-off In-process Technology
    EastPoint Acquisition             12.1       7.9      0.08       0.08

  SAIF Fund Assessment                 2.8       1.7      0.01       0.02
                                  --------- --------- --------- ----------
Total Special Charges                 14.9       9.6      0.09       0.10
                                  --------- --------- --------- ----------
Income Before Special Charges        $82.2     $54.6     $0.55      $0.55
                                  ========= ========= ========= ==========

Excluding the special charges, the increase in earnings of $6.0 million is primarily due to noninterest revenue growth and, to a lesser extent, an increase in net interest income. The continued growth in expenses associated with the investment in new products and technology and required software maintenance to handle the year 2000 by the Data Services Division also impacts earnings. Total noninterest expense in the third quarter of 1996 continues to include costs incurred for implementing certain initiatives to make the Corporation's banking business more effective and efficient.

The following tables present a summary of each of the major elements of the consolidated income statement, certain financial statistics and a summary of the major income statement elements stated as a percent of average consolidated assets -- converted to a fully taxable equivalent basis (FTE) where appropriate -- for the current quarter and previous four quarters. Data for the current quarter is before the special charges previously discussed.

SUMMARY CONSOLIDATED INCOME STATEMENTS AND FINANCIAL STATISTICS
---------------------------------------------------------------
($000's except per share data)

                                         1996                        1995
                             -----------------------------  --------------------
                               Third    Second     First      Fourth     Third
                              Quarter   Quarter   Quarter     Quarter   Quarter
                             --------- --------- ----------  --------- ---------
Interest Income             $ 246,625 $ 236,027 $  233,429  $ 236,598 $ 235,587
Interest Expense             (120,374) (112,094)  (110,792)  (111,232) (112,703)
                             --------- --------- ----------  --------- ---------
Net Interest Income           126,251   123,933    122,637    125,366   122,884

Provision for Loan Losses      (3,983)   (3,548)    (3,577)    (4,100)   (4,070)

Net Securities Gains               15       134         50      3,297     1,291

Other Income                  123,486   120,476    112,663    112,012   107,637

Other Expense                (163,587) (164,195)  (159,189)  (156,572) (150,879)
                             --------- --------- ----------  --------- ---------
Income Before Taxes            82,182    76,800     72,584     80,003    76,863

Income Tax Provision          (27,533)  (26,432)   (26,429)   (27,655)  (28,284)
                             --------- --------- ----------  --------- ---------
Income Before
  Special Charges           $  54,649 $  50,368 $   46,155  $  52,348 $  48,579
                             ========= ========= ==========  ========= =========
Per Share Before Special Charges
   Earnings Per Share
      Primary               $    0.55 $    0.51 $     0.47  $    0.53 $    0.49
      Fully Diluted              0.55      0.50       0.46       0.51      0.48
   Dividends                    0.185     0.185      0.165      0.165     0.165

Return on Average Equity
   Before Special Charges       16.96%    15.87%     14.66%     16.76%    15.96%



CONSOLIDATED INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS
-----------------------------------------------------------------------------

                                         1996                            1995
                            ------------------------------  --------------------
                               Third    Second     First      Fourth     Third
                              Quarter   Quarter   Quarter     Quarter   Quarter
                             --------- --------- ----------  --------- ---------
Interest Income (FTE)            7.15%     7.21%      7.26%      7.32%     7.33%
Interest Expense                (3.44)    (3.38)     (3.40)     (3.40)    (3.47)
                             --------- --------- ----------  --------- ---------
Net Interest Income              3.71      3.83       3.86       3.92      3.86

Provision for Loan Losses       (0.11)    (0.11)     (0.11)     (0.13)    (0.13)

Net Securities Gains             0.00      0.00       0.00       0.10      0.04

Other Income                     3.53      3.63       3.46       3.43      3.31

Other Expense                   (4.68)    (4.93)     (4.89)     (4.79)    (4.65)
                             --------- --------- ----------  --------- ---------
Income Before Taxes              2.45      2.42       2.32       2.53      2.43

Income Tax Provision            (0.89)    (0.90)     (0.90)     (0.93)    (0.94)
                             --------- --------- ----------  --------- ---------
Return on Average Assets
   Before Special Charges        1.56%     1.52%      1.42%      1.60%     1.49%
                             ========= ========= ==========  ========= =========

NET INTEREST INCOME
-------------------
Net interest income for the third quarter of 1996 amounted to $126.3 million, an increase of $3.4 million or 2.7% from the $122.9 million reported in the third quarter of 1995. The benefit from the increase in the volume of average earning assets and decrease in the cost of interest bearing liabilities was offset in part by the decrease in yield on earning assets and increase in volume of interest bearing liabilities resulting in the increase in net interest income.

Average earning assets increased $997.0 million or 8.4% in the third quarter of 1996 compared to the same period a year ago. Excluding the effect of securitizing adjustable rate mortgage loans (ARMS), average loans grew approximately $278 million or 3.0% compared to the third quarter of last year. The remaining average earning asset growth was in investment securities which reflects the Corporation's intent to increase portfolio size with higher yielding and longer-term securities to adjust rate sensitivity of the total balance sheet. Average tax-exempt securities increased $331.0 million or 83.6% while average taxable securities increased $413.4 million or 21.1% excluding the effect of the ARM loan securitization.

Average interest bearing liabilities increased $802.9 million or 8.5% in the third quarter of 1996 compared to the same period in 1995. Average interest bearing deposits increased $392.7 million or 5.1%, average short-term borrowings increased $652.7 million or 81.2% and average long-term borrowings decreased $242.4 million or 29.3%. Average noninterest bearing deposits increased $128.3 million or 6.5% during the third quarter of 1996 compared to the third quarter of 1995.

During the Second Quarter of 1996, the holder of the Corporation's 8.5% convertible subordinated notes converted approximately $16.8 million of the notes as more fully described in Note 6 of Notes to Financial Statements. Also during the third quarter of 1996, approximately $126.0 million of Bank notes matured and were refinanced with short-term borrowings and brokered CDs.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below. The amortized cost of the securitized ARM loans that are classified as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                                    1996                  1995
                         -------------------------- -----------------  Annual
                          Third    Second   First    Fourth   Third    Growth
                         Quarter  Quarter  Quarter  Quarter  Quarter     PCT
                         -------- ----------------- ----------------- --------
Commercial Loans        $  2,981 $  2,945 $  2,897 $  2,888 $  2,913      2.3%

Real Estate Loans
 Construction                283      267      288      317      329    (14.0)
 Commercial Mortgages      2,303    2,226    2,190    2,174    2,169      6.2
  Residential Mortgages    2,093    1,953    1,944    2,159    2,401    (12.8)
  Securitized ARM loans      452      482      489      282       26      N.M.
                         -------- -------- -------- -------- -------- --------
 Residential Mortgages     2,545    2,435    2,433    2,441    2,427      4.9
                         -------- -------- -------- -------- -------- --------
Total Real Estate Loans    5,131    4,928    4,911    4,932    4,925      4.2

Personal Loans
 Personal Loans              851      841      847      868      876     (2.8)
 Student Loans               281      292      300      287      285     (1.3)
                         -------- -------- -------- -------- -------- --------
Total Personal Loans       1,132    1,133    1,147    1,155    1,161     (2.5)

Lease Financing
 Receivables                 295      282      277      270      262     12.6
                         -------- -------- -------- -------- -------- --------
Total Consolidated
  Average Loans & ARMs  $  9,539 $  9,288 $  9,232 $  9,245 $  9,261      3.0%
                         ======== ======== ======== ======== ======== ========
Total Consolidated
  Average Loans         $  9,087 $  8,806 $  8,743 $  8,963 $  9,235     (1.6)%
                         ======== ======== ======== ======== ======== ========

Beginning in the third quarter of 1995, the Corporation began converting ARM loans into Federal National Mortgage Association ARM pool securities to enhance liquidity. During the first quarter of 1996 an additional $88 million of such loans were securitized. There were no ARM loan securitizations during the second and third quarters of 1996. At September 30, 1996, the cumulative total amount of ARM loans that have been securitized and transferred to investment securities available for sale was approximately $542 million. As part of this process, the Corporation pays a fee of 7.5 basis points to guarantee the securities which negatively impacts net interest income. The Corporation estimates that approximately $90 million of ARM loans will be securitized beginning in the fourth quarter of 1996.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                    1996                  1995
                         -------------------------- -----------------  Annual
                          Third    Second   First    Fourth   Third    Growth
                         Quarter  Quarter  Quarter  Quarter  Quarter     PCT
                         -------------------------- ----------------- --------
Noninterest Bearing
  Commercial            $  1,368 $  1,302 $  1,280 $  1,379 $  1,282      6.7%
  Personal                   384      427      418      418      409     (6.1)
  Other                      358      308      316      298      290     23.3
                         -------- -------- -------- -------- -------- --------
Total Noninterest
  Bearing Deposits         2,110    2,037    2,014    2,095    1,981      6.5

Interest Bearing
  Savings & NOW            1,803    1,817    1,842    1,912    1,961     (8.0)
  Money Market             2,451    2,407    2,386    2,237    2,049     19.6
  Other CDs &
    Time Deposits          3,048    3,039    3,034    3,064    3,145     (3.1)
  CDs Greater than $100      643      614      621      607      603      6.8
  Brokered CDs               221      115       39       21       16      N.M.
                         -------- -------- -------- -------- -------- --------
Total Interest
  Bearing Deposits         8,166    7,992    7,922    7,841    7,774      5.1
                         -------- -------- -------- -------- -------- --------
Total Consolidated
  Average Deposits      $ 10,276 $ 10,029 $  9,936 $  9,936 $  9,755      5.3%
                         ======== ======== ======== ======== ======== ========

Money market savings and brokered CDs exhibited the greatest growth when comparing average deposits in the third quarter of 1996 to the third quarter of 1995. As previously discussed throughout 1995, the money market index account, which was introduced in the third quarter of 1994, has been a substantial contributor to deposit growth. The average amount of money market index accounts was $1.63 billion in the third quarter of 1996 compared to $1.09 billion in the same period one year ago. The increase in this deposit type represents both new deposits and disintermediation from the Corporation's other deposit accounts.

The Corporation has a brokered CD program to acquire longer-term CDs with maturities of one year or more in order to provide a stable funding source that over time is less costly than Bank notes or Fed Funds. Average brokered CDs amounted to $220.6 million in the third quarter of 1996 compared to $16.0 million during the third quarter of 1995. As previously discussed, the brokered CDs were used to partially refinance Bank notes as they matured.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and comparative prior year quarter is presented below. The impact of market value adjustments for securities classified as available for sale are not material to the quarter to quarter comparison.

YIELD & COST ANALYSIS
---------------------
($ in millions)                               THIRD QUARTER
                            -------------------------------------------------
                                       1996                    1995
                            ------------------------  -----------------------
                                            Average                  Average
                            Average         Yield or Average         Yield or
                            Balance Interest  Cost   Balance Interest  Cost
                            ------------------------ ------------------------
Loans (a)                   $ 9,087.4 $ 191.6  8.39% $ 9,234.9 $ 199.7  8.58%

Investment Securities:
   Taxable                    2,828.2    44.8  6.30    1,988.9    28.9  5.77
   Tax Exempt (a)               726.9    11.7  6.40      395.8     6.6  6.56

Other Short-term
 Investments (a)                181.2     2.3  5.05      207.1     2.8  5.36
                            ------------------------ ------------------------
Total Interest
 Earning Assets             $12,823.7 $ 250.4  7.77% $11,826.7 $ 238.0  7.98%
                            ======================== ========================

Money Market Savings        $ 2,451.2 $  25.4  4.13% $ 2,049.4 $  22.0  4.26%
Regular Savings
 & NOW                        1,803.6     9.6  2.12    1,961.0    10.7  2.15
Other CDs & Time
 Deposits                     3,047.7    43.9  5.72    3,145.0    45.3  5.72
CDs Greater than
 $100 & Brokered CDs            863.9    12.5  5.73      618.3     9.5  6.09
                            ------------------------ ------------------------
Total Interest
  Bearing Deposits            8,166.4    91.4  4.45    7,773.7    87.5  4.47
Short-term
 Borrowings                   1,456.1    19.4  5.31      803.4    11.3  5.59
Long-term
 Borrowings                     584.5     9.6  6.51      827.0    13.9  6.66
                            ------------------------ ------------------------
Total Interest
 Bearing Liabilities        $10,207.0 $ 120.4  4.69% $ 9,404.1 $ 112.7  4.75%
                            ======================== ========================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                               $ 130.0  4.03%           $ 125.3  4.20%
                                      ==============           ==============

(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.

At the end of the first quarter in 1996, the Corporation began utilizing interest rate swaps and during the third quarter began utilizing interest rate floors in the management of its interest rate exposure.

Interest rate swaps are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Such swap agreements normally involve the exchange of fixed and floating rate payment obligations without the exchange of the underlying principal amounts.

Interest rate floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market interest rate falls below the fixed floor rate on specified future dates.

The notional or principal amount for swaps and floors do not represent an amount at risk, but is used only as a basis for determining the actual cash flows related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap and floor agreements. All interest rate swap and floor counterparties are formally evaluated and continually monitored for credit-quality.

At September 30, 1996, the Corporation's quarter-end position in interest rate swaps and interest rate floors amounted to $250 million and $25 million, respectively, in notional amount. The swaps have terms which range from 2 to 5 years and are designated against variable rate commercial loans and the floor has a term of five years and is designated against asset-backed available for sale securities in order to reduce interest rate volatility. The net fair values of the interest rate swaps at September 30, 1996, was a positive $0.9 million. At September 30, 1996, the fair value of the interest rate floor was a positive $0.1 million. The impact of the interest rate swaps in the third quarter was to increase interest income on loans by $0.3 million and increase the yield on loans, yield on interest earning assets and increase the net interest margin (FTE) as a percent of average earning assets by one basis point. The impact of the interest rate floor was not material.

The net interest margin as a percent of average earning assets declined 17 basis points from 4.20% in the third quarter of 1995 to 4.03% in the current quarter. The yield on average earning assets decreased 21 basis points while the cost of interest bearing liabilities decreased 6 basis points. The cost of interest bearing deposits decreased slightly in the third quarter of 1996 compared to the same period last year. The average cost of short-term borrowings decreased 28 basis points which reflects in part, the Corporation's banking affiliates expanded use of the treasury tax and loan note option programs which provide a lower cost funding source. The cost of long-term borrowings decreased 15 basis points which reflects the maturity and conversion of higher cost debt.

PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
--------------------------------------------
At September 30, 1996, nonperforming assets were $82.0 million compared to $98.1 million at June 30, 1996, and $69.6 million at September 30, 1995. Nonaccrual loans, the largest component of nonperforming assets, decreased $15.0 million since the second quarter and increased $14.7 million since September 30, 1995. Renegotiated loans decreased $1.1 million while loans past due 90 days or more increased $0.8 million since June 30, 1996. Since September 30, 1995, renegotiated loans decreased $1.4 million and loans past due 90 days increased $1.2 million. Other real estate owned decreased $0.9 million since the second quarter and decreased $2.2 million since September 30, 1995

During the third quarter of 1996 each loan type experienced a decrease in nonaccrual loans compared to the second quarter except for personal loans which increased $0.2 million and residential mortgage loans which increased $0.9 million. Nonaccrual commercial real estate loans were relatively unchanged while nonaccrual commercial loans and leases decreased $15.9 million. One large commercial credit placed on nonaccrual at the Corporation's lead bank during the first quarter was partially charged-off during the third quarter which accounts for approximately $12 million of the decline in nonaccrual commercial loans and leases since June 30, 1996.

Net charge-offs in the third quarter of 1996 amounted to $15.1 million or 0.66% of average loans compared to 1.5 million or 0.07% of average loans in the second quarter of 1996 and $0.8 million or 0.03% of average loans in the third quarter of 1995. Commercial loan charge-offs, as previously discussed, and commercial real estate net charge-offs of $0.9 million account for the majority of the increase in net charge-off activity during the third quarter of 1996.

The allowance for loan losses amounted to $152.8 million or 1.64% of total loans at September 30, 1996, compared to $163.9 million or 1.82% at June 30, 1996, and $164.3 million or 1.80% at September 30, 1995. The coverage ratio of the allowance for loan losses to nonperforming loans was 269% at September 30, 1995, 181% at June 30, 1996 and 202% at September 30, 1996.

The Corporation believes that the current reserve and provision levels continue to be adequate. The provision for loan losses amounted to $4.0 million in the third quarter of 1996 compared to $3.5 million in the second quarter of 1996 and $4.1 million in the third quarter of 1995.

CONSOLIDATED CREDIT QUALITY INFORMATION  ($000's)

                                          1996                  1995
                               -------------------------- -----------------
                                Third    Second   First    Fourth   Third
NONPERFORMING ASSETS           Quarter  Quarter  Quarter  Quarter  Quarter
--------------------           -------------------------- -----------------
Nonaccrual                     $ 65,377 $ 80,344 $ 71,567 $ 50,598 $ 50,643

Renegotiated                      1,878    2,936    3,093    3,087    3,298

Past Due 90 Days or More          8,329    7,492    7,422    8,184    7,106
                               -------- -------- -------- -------- --------
Total Nonperforming Loans        75,584   90,772   82,082   61,869   61,047

Other Real Estate Owned           6,406    7,332    8,744    8,648    8,587
                               -------- -------- -------- -------- --------
Total Nonperforming Assets     $ 81,990 $ 98,104 $ 90,826 $ 70,517 $ 69,634
                               ======== ======== ======== ======== ========

ALLOWANCE FOR LOAN LOSSES      $152,755 $163,866 $161,841 $161,430 $164,287
                               ======== ======== ======== ======== ========


CONSOLIDATED STATISTICS
-----------------------
Net Charge-offs
   to Average Loans
     Annualized                    0.66 %   0.07 %   0.13 %   0.24 %   0.03 %
Total Nonperforming Loans
   to Total Loans                  0.81     1.01     0.93     0.70     0.67
Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned               0.88     1.09     1.03     0.79     0.76
Allowance for Loan Losses
   to Total Loans                  1.64     1.82     1.84     1.82     1.80
Allowance for Loan Losses
   to Nonperforming Loans           202      181      197      261      269


                                           1996                  1995
                               -------------------------- -----------------
                                 Third    Second   First    Fourth   Third
NONACCRUAL LOANS BY TYPE        Quarter  Quarter  Quarter  Quarter  Quarter
------------------------       -------------------------- -----------------
Commercial
  Commercial, Financial &
    Agricultural               $ 21,902 $ 37,495 $ 33,608 $ 13,527 $ 14,449
  Lease Financing
    Receivables                   1,393    1,677    2,069    1,244    2,323
                               -------- -------- -------- -------- --------
Total Commercial                 23,295   39,172   35,677   14,771   16,772

Real Estate
  Construction and Land
    Development                     488      642      630      618      242
  Commercial Mortgage            21,218   21,295   17,063   16,653   17,407
  Residential Mortgage           17,212   16,293   14,785   15,701   13,010
                               -------- -------- -------- -------- --------
Total Real Estate                38,918   38,230   32,478   32,972   30,659

Personal                          3,164    2,942    3,412    2,855    3,212
                               -------- -------- -------- -------- --------
Total Nonaccrual Loans         $ 65,377 $ 80,344 $ 71,567 $ 50,598 $ 50,643
                               ======== ======== ======== ======== ========

                                           1996                  1995
RECONCILIATION OF              -------------------------- -----------------
  CONSOLIDATED ALLOWANCE         Third    Second   First    Fourth   Third
  FOR LOAN LOSSES               Quarter  Quarter  Quarter  Quarter  Quarter
------------------------       -------------------------- -----------------
Beginning Balance              $163,866 $161,841 $161,430 $164,287 $160,565

Provision for Loan Losses         3,983    3,548    3,577    4,100    4,070

Allowance of Bank Acquire           --       --       --       --     1,096

Allowance Transfer for Loan
   Securitizations                  --       --      (440)  (1,615)    (660)

Loans Charged-off
   Commercial                    13,044    1,012      763    3,465      502
   Real Estate                    1,378      242      455      896      466
   Personal                       1,430    1,663    1,336    1,779    1,250
   Leases                           254       61    1,989      380      104
                               -------- -------- -------- -------- --------
Total Charge-offs                16,106    2,978    4,543    6,520    2,322

Recoveries on Loans
   Commercial                       255      438      828      457      514
   Real Estate                      125      385      323      144      483
   Personal                         589      605      665      573      530
   Leases                            43       27        1        4       11
                               -------- -------- -------- -------- --------
Total Recoveries                  1,012    1,455    1,817    1,178    1,538
                               -------- -------- -------- -------- --------
Net Loans Charged-off            15,094    1,523    2,726    5,342      784
                               -------- -------- -------- -------- --------
Ending Balance                 $152,755 $163,866 $161,841 $161,430 $164,287
                               ======== ======== ======== ======== ========


OTHER INCOME
------------
Total other income in the third quarter of 1996 amounted to $123.5 million, an increase of $14.6 million or 13.4%, compared to $108.9 million in the same period last year.

Data processing services revenue increased $14.7 million or 26.6% from $55.1 million in the third quarter of 1995 to $69.7 million in the current quarter. Processing revenue increased $8.1 million or 19.4% while software revenue remained relatively unchanged. Buyout fees, which can vary from period to period, increased $1.5 million. Revenue from unique services such as contract programming and consulting increased $4.9 million. Compared to the second quarter of 1996, total data processing services revenue increased $3.8 million or 5.7%. Significant components of the quarter over quarter increase include increased processing revenue, $2.8 million and increased revenue from unique services $1.2 million.

Trust services revenue amounted to $17.6 million in the third quarter of 1996, an increase of $1.6 million or 10.4% compared to $16.0 million in the third quarter of 1995.

Other customer services increased $1.4 million or 4.7% and totaled $29.2 million in the third quarter of 1996 compared to $27.8 million in the same period one year ago. Service charges on deposits of $13.1 million increased $0.6 million or 4.5%.

The effects of net securities transactions in the third quarter of 1996 were not significant. During the third quarter of 1995, the Corporation realized gains of $1.3 million primarily from the sale of equity securities.

Other income amounted to $7.0 million in the third quarter of 1996 compared to $8.8 million in the third quarter of 1995, a decrease of $1.8 million or 20.4%. Gains from the sale of residential mortgage loans that include servicing rights decreased $1.5 million.


OTHER EXPENSE
-------------
Total other expenses in the third quarter of 1996 amounted to $178.5 million, an increase of $27.6 million or 18.3% compared to $150.9 million in the same period last year. Special charges, which include the SAIF assessment of $2.8 million and write-off of acquired in-process technology in conjunction with the EastPoint acquisition of $12.1 million account for $14.9 million of the increase in total other expenses. Excluding the special charges, total other expenses increased $12.7 million or 8.4%.

The increase in expenses is primarily attributable to the Corporation's nonbanking businesses especially its Data Services Division. Data Services expense growth reflects the impact of the EastPoint acquisition, the cost of adding processing capacity, certain costs associated with developing new products and technology and the software maintenance costs to handle the year 2000 in order to meet the ever-changing needs of its new and existing customers as efficiently and effectively as possible. It is anticipated that new product development and year 2000 maintenance costs will continue to increase in future periods.

Expenses of the Corporation's banks in the third quarter of 1996 continue to include costs of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support and product and service distribution networks which are intended to improve customer service, enable more competitive pricing and achieve improved cost efficiencies. Total operating expenses for the Corporation's combined banks and support services group excluding the effect of deposit insurance premiums decreased 0.9% in the third quarter of 1996 compared to the second quarter of 1996 and increased 3.3% compared to the third quarter of 1995.

Salaries and employee benefits expense which accounts for over one-half of total other expenses, amounted to $96.5 million in the third quarter of 1996 compared to $88.8 million in the third quarter of 1995, an increase of $7.8 million or 8.8%. Approximately, $0.3 million of the increase reflects severance and other related costs associated with the implementation of the banking initiatives described above. Salaries and employee benefits expense of Data Services increased $7.9 million or 22.9% in the current quarter compared to the same period last year. At September 30, 1996, Data Services had approximately 189 more employees when compared to September 30, 1995. Approximately 23% of the employee increase relates to the EastPoint acquisition.

Net occupancy expense increased $0.4 million or 4.7% and equipment expense increased $2.5 million or 14.6%, in the third quarter of 1996 compared to the same period last year. Data Services expense growth accounted for approximately $2.6 million or 90% of the combined expense growth in these categories.

The increase in payments to regulatory agencies reflects the SAIF assessment previously discussed.

Professional services expense amounted to $3.8 million in the third quarter of 1996 compared to $5.0 million in the third quarter of 1995, a decrease of $1.2 million or 22.9%. Approximately $0.5 million of the decline represents costs associated with ARM loan securitizations which were incurred in the third quarter of 1995. The remaining decline is attributable to the decrease in costs incurred for technological assistance in software development such as Data Service's data warehouse project.

Other expense, excluding the write-off of acquired in-process technology attributable to the EastPoint acquisition, increased 14.1% or $3.1 million in the third quarter of 1996 compared to the third quarter of 1995. Data Services contributed $2.1 million or 68% of the expense growth. Advertising, promotion and development and customer related expense increased $0.9 million or 19.6% of which approximately $0.6 million is related to the banking affiliates.


INCOME TAXES
------------
The provision for income taxes for the three months ended September 30, 1996, amounted to $22.3 million compared to $28.3 million for the three months ended September 30, 1995. The decline in the effective tax rate is primarily attributable to the increase in income exempt from Federal income taxes.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
---------------------------------------------
Net income for the first three quarters of 1996 amounted to $141.6 million compared to $141.0 million for the same period in 1995. Primary and fully diluted earnings per share amounted to $1.43 and $1.40, respectively, for the nine months ended September 30, 1996, compared with $1.43 and $1.38 per share respectively, for the nine months ended September 30, 1995. The year to date return on average equity through September 30, was 14.83% in the current year and 16.28% last year. The year to date return on average assets was 1.41% in the current period compared to 1.49% for the comparative period last year.

Excluding the special charges previously discussed, income for the nine months ended September 30, 1996 would have been $151.2 million or $1.53 and $1.50 per share on a primary and fully diluted basis, respectively. The return on average equity before special charges amounted to 16.96%

The following table presents a summarized view of each of the major elements of the consolidated income statement for the first nine months of 1996 and 1995 stated as a percent of average consolidated assets and converted to a fully taxable equivalent where appropriate. Year to date data for the current year is before the special charges previously discussed.

                                                            ROA
                                          1996     1995    Impact
                                        ---------------------------
     Interest Income                       7.21 %   7.35 %  (0.14)%
     Interest Expense                     (3.41)   (3.41)      -
                                        -------- -------- --------
     Net Interest Income                   3.80     3.94    (0.14)

     Provision for Loan Losses            (0.11)   (0.13)    0.02

     Net Securities Gains                  0.00     0.01    (0.01)

     Other Income                          3.54     3.25     0.29

     Other Expense                        (4.83)   (4.67)   (0.16)
                                        -------- -------- --------
     Income Before Income Taxes            2.40     2.40     0.00
     Income Taxes                         (0.90)   (0.91)    0.01
                                        -------- -------- --------
     Return on Average Assets              1.50 %   1.49 %   0.01 %
                                        ======== ======== ========

Excluding special charges, the increase in income is primarily due to noninterest revenue growth, slower interest margin growth and a somewhat lower loan loss provision which was offset, in part by the growth in expenses for new products and technology at Data Services and the costs associated with implementing certain initiatives at the banking affiliates.


CAPITAL RESOURCES
-----------------
Shareholders' equity was $1.27 billion or 8.80% of total consolidated assets at September 30, 1996, compared to $1.26 billion and 9.43% at December 31, 1995, and $1.22 billion and 9.41% at September 30,1995.

Net unrealized gains on securities available for sale decreased $17.2 million since December 31, 1995, and decreased $6.1 million since September 30, 1995.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by its Board of Directors. During the third quarter of 1996, 1.1 million shares of common stock were acquired with an aggregate cost of $30.7 million. Since inception of the program 15.7 million common shares have been acquired with a cumulative cost of $364.3 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables as of September 30, 1996.

                            RISK-BASED CAPITAL RATIOS
                             As of September 30, 1996
                               ($ in millions)
                           -------------------------
                                           Amount      Ratio
                                         ----------  ---------
       Tier 1 capital                   $  1,193.3      11.31 %
       Tier 1 capital
         minimum requirement                 422.1       4.00
                                         ----------  ---------
       Excess                           $    771.2       7.31 %
                                         ==========  =========



       Total capital                    $  1,429.2      13.54 %
       Total capital
         minimum requirement                 844.3       8.00
                                         ----------  ---------
       Excess                           $    584.9       5.54 %
                                         ==========  =========

       Risk-adjusted assets             $ 10,553.7
                                         ==========


                                LEVERAGE RATIO
                            As of September 30, 1996
                               ($ in millions)
                            ------------------------
                                           Amount       Ratio
                                       ------------ -----------
       Tier 1 capital to
         adjusted total assets          $  1,193.3        8.62 %
       Minimum leverage
         requirement                   415.4-692.3   3.00-5.00
                                      ------------- -----------
       Excess                         $777.9-501.0   5.62-3.62 %
                                      ============= ===========

       Adjusted average total assets    $ 13,845.6
                                        ===========

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

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


November 14, 1996