Form 10-K
period 1996-12-31
MARSHALL & ILSLEY CORP/WI/
filed 1997-03-07
CIK 62741

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-1220

                         MARSHALL & ILSLEY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WISCONSIN                             39-0968604
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        770 NORTH WATER STREET                          53202
         MILWAUKEE, WISCONSIN                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 765-7801

  Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK--$1.00 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant is $3,512,387,000 as of February 28, 1997. The number of shares of common stock outstanding as of February 28, 1997 is 88,921,199.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 22, 1997.

                                    PART I

ITEM 1. BUSINESS

                                    GENERAL

  Marshall & Ilsley Corporation ("M&I" or the "Corporation"), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). As of December 31, 1996, M&I had consolidated total assets of approximately $14.8 billion and consolidated total deposits of approximately $11.0 billion, making M&I the second largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

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

  M&I's bank and savings association subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin and the Phoenix, Arizona metropolitan area. These subsidiaries offer retail, institutional, international, business and correspondent banking, investment and trust services through the operation of 226 banking offices in Wisconsin and 12 offices in Arizona. M&I Marshall & Ilsley Bank ("M&I Bank") is M&I's largest bank subsidiary, with consolidated assets as of December 31, 1996 of approximately $4.8 billion.

  M&I Data Services and three other nonbank subsidiaries are major suppliers of financial and data processing services and software to banking, financial and related organizations. M&I Data Services provides services and software to over 600 financial institution customers in the United States, as well as institutions in numerous foreign countries. On August 7, 1996, M&I acquired EastPoint Technology, Inc., a software development company located in Bedford, New Hampshire which specializes in client/server technology, for approximately $25.5 million in cash. M&I's nonbank subsidiaries operate a variety of bank-related businesses, including those providing investment management services, insurance services, trust services, equipment lease financing, commercial and residential mortgage banking, venture capital, brokerage services and financial advisory services. M&I Investment Management Corp. offers a full range of asset management services to M&I's trust company subsidiaries, the Marshall Funds and other individual, business and institutional customers. M&I's trust company subsidiaries provide trust and employee benefit plan services to customers in Wisconsin, Arizona and Florida. M&I First National Leasing Corp. leases a variety of equipment and machinery to large and small businesses. M&I Mortgage Corp. originates, purchases, sells and services residential mortgages. The Richter-Schroeder Company originates and services long-term commercial real estate loans for institutional investors. M&I Capital Markets Group, Inc. provides venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers and the Securities and Exchange Commission, provides brokerage and other investment related services to a variety of retail and commercial customers.

                         PRINCIPAL SOURCES OF REVENUE

  The table below shows the amount and percentages of M&I's total consolidated operating income resulting from interest and fees on loans, interest on investment securities and fees for data processing services for each of the last three years:

                            INTEREST AND         INTEREST ON             FEES FOR DATA
                           FEES ON LOANS    INVESTMENT SECURITIES     PROCESSING SERVICES
                         ------------------ ------------------------  ----------------------
                                   PERCENT               PERCENT OF               PERCENT OF
                                  OF TOTAL                  TOTAL                   TOTAL       TOTAL
YEAR ENDED                        OPERATING               OPERATING               OPERATING   OPERATING
DECEMBER 31,              AMOUNT   INCOME     AMOUNT       INCOME      AMOUNT       INCOME      INCOME
------------             -------- --------- ------------ -----------  ----------- ----------  ----------
                         ($000'S)            ($000'S)                 ($000'S)                 ($000'S)
1996.................... $758,955   51.5%   $    202,255       13.7%  $   268,526      18.2%  $1,474,756
1995....................  774,256   57.4         136,980       10.2       213,914      15.9    1,348,842
1994....................  681,085   57.8         127,587       10.8       159,418      13.5    1,178,787

  M&I business segment information is contained in Note 19 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

                                   EMPLOYEES

  As of December 31, 1996, M&I and its subsidiaries employed in the aggregate approximately 8,995 full and part-time employees. M&I considers employee relations to be excellent. None of the employees of M&I and its subsidiaries are represented by a collective bargaining group.

                          SUPERVISION AND REGULATION

  As a registered bank holding company, M&I is subject to regulation and examination by the FRB under the BHCA. M&I's state bank subsidiaries and savings association are subject to regulation and examination by the Wisconsin Department of Financial Institutions, or in the case of M&I Thunderbird Bank, the Arizona State Banking Department, and the FRB (for state banks). M&I's national bank subsidiary is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I's bank subsidiaries are subject to examination by the FDIC.

  Under FRB policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 1996 can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

  The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Beginning on June 1, 1997, banks may create interstate branching networks in states that do not "opt out" of interstate branching. Prior to this date, banks may create interstate branching networks in states that "opt in" to interstate branching early. Under recent legislation, M&I made a one-time payment of $2.7 million in connection with the recapitalization of the Savings Association Insurance Fund.

  The laws and regulations to which M&I are subject are constantly under review by Congress, regulatory agencies and state legislatures. These laws and regulations may be changed dramatically in the future, which could affect the ability of bank holding companies to engage in certain activities such as nationwide banking, securities underwriting and insurance, the amount of capital that banks and bank holding companies must maintain, premiums paid for deposit insurance and other matters directly affecting earnings. It is not certain which changes will occur, if any, or the effect such changes will have on the profitability of M&I, its ability to compete effectively or the composition of the financial services industry. The earnings and business of M&I and its bank subsidiaries also are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The FRB impacts the competitive conditions under which M&I operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of M&I and its subsidiaries cannot be predicted with certainty.

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

  The following tables set forth certain statistical information relating to M&I and its subsidiaries on a consolidated basis.

                             INVESTMENT SECURITIES

  The amortized cost of M&I's consolidated investment securities at December 31 of each year are:

                                                  1996       1995       1994
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
U.S. Treasury and government agencies......... $2,832,067 $2,330,577 $1,970,556
States and political subdivisions.............    770,456    446,998    290,483
Other.........................................    193,057     98,380     86,533
                                               ---------- ---------- ----------
                                               $3,795,580 $2,875,955 $2,347,572
                                               ========== ========== ==========

  The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 1996 are (in thousands):

                                              AFTER ONE BUT     AFTER FIVE BUT
                         WITHIN ONE YEAR   WITHIN FIVE YEARS   WITHIN TEN YEARS     AFTER TEN YEARS          TOTAL
                         ----------------- --------------------------------------  ------------------  ----------------
                          AMOUNT   YIELD     AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT   YIELD
                         --------- ------- ----------- ------------------ -------  ---------- -------  ---------- -----
U.S. Treasury
 and government
 agencies............... $ 435,197  6.10%  $ 1,947,114  6.88%  $  368,357   6.77%  $   81,399   6.61%  $2,832,067 6.74%
States and political
 subdivisions.              67,208  6.86       191,444  7.03      397,254   7.33      114,550   8.19      770,456 7.34
Other...................     7,043  7.78        51,393  7.05       13,909   8.22      120,712   8.15      193,057 7.85
                         --------- -----   ----------- -----   ---------- ------   ---------- ------   ---------- ----
                         $ 509,448  6.22%  $ 2,189,951  6.90%  $  779,520   7.08%  $  316,661   7.77%  $3,795,580 6.92%
                         ========= =====   =========== =====   ========== ======   ========== ======   ========== ====

                                TYPES OF LOANS

  M&I's consolidated loans, classified by type, at December 31 of each year are:

                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
                                             (IN THOUSANDS)
Commercial, financial
 and agricultural....... $2,885,152 $2,903,920 $2,644,928 $2,538,830 $2,471,150
Industrial development
 revenue bonds..........     32,241     29,358     31,796     45,889     58,388
Real estate:
 Construction...........    323,420    303,345    378,316    333,609    273,556
 Mortgage:
  Residential...........  2,176,224  2,002,023  2,240,287  2,223,857  2,160,116
  Commercial............  2,379,156  2,189,449  2,062,022  2,000,052  1,718,452
                         ---------- ---------- ---------- ---------- ---------- ---
   Total mortgage.......  4,555,380  4,191,472  4,302,309  4,223,909  3,878,568
Personal................  1,174,186  1,163,127  1,178,453  1,217,513  1,056,901
Lease financing.........    331,505    277,680    256,690    257,622    242,282
                         ---------- ---------- ---------- ---------- ---------- ---
                          9,301,884  8,868,902  8,792,492  8,617,372  7,980,845
Less:
 Allowance for loan
  losses................    155,895    161,430    153,961    133,600    123,805
                         ---------- ---------- ---------- ---------- ---------- ---
Net loans............... $9,145,989 $8,707,472 $8,638,531 $8,483,772 $7,857,040
                         ========== ========== ========== ========== ========== ===

   LOAN BALANCES AND MATURITIES DECEMBER 31, 1996DOLLAR AMOUNTS IN THOUSANDS

  The analysis of loan maturities at December 31, 1996, and the rate structure for the categories indicated are:

                                                                         RATE STRUCTURE OF LOANS
                                           MATURITY                         DUE AFTER ONE YEAR
                         -------------------------------------------- ------------------------------
                                      OVER ONE                        WITH PRE-    WITH
                          ONE YEAR  YEAR THROUGH OVER FIVE            DETERMINED FLOATING
                          OR LESS    FIVE YEARS    YEARS     TOTAL       RATE      RATE     TOTAL
                         ---------- ------------ --------- ---------- ---------- -------- ----------
Commercial, financial
 and agricultural....... $2,062,606  $  755,214   $67,332  $2,885,152 $  723,742 $ 98,804 $  822,546
Industrial development
 revenue bonds..........      6,674       9,841    15,726      32,241     14,850   10,717     25,567
Real estate--
 construction...........    221,384     101,604       432     323,420     85,838   16,198    102,036
Lease financing.........     98,241     221,082    12,182     331,505    233,264      --     233,264
                         ----------  ----------   -------  ---------- ---------- -------- ----------
                         $2,388,905  $1,087,741   $95,672  $3,572,318 $1,057,694 $125,719 $1,183,413
                         ==========  ==========   =======  ========== ========== ======== ==========

--------
Notes:
(1) Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and over-drafts are reported as due in one year or less.
(2) Amounts shown for the rate structure of loans due after one year include the estimated effect arising from the use of interest rate swaps.

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

  Generally, a loan is placed on nonaccrual if payment of interest is more than 60 days delinquent and the loan has been determined by management to be a "problem" loan. In addition, loans which are past due 90 days or more as to interest or principal are also placed on nonaccrual. Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral.

                            POTENTIAL PROBLEM LOANS

  At December 31, 1996, the Corporation had $17.2 million of loans for which payments are presently current, but the borrowers are experiencing serious financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.

                         OTHER INTEREST BEARING ASSETS

  At December 31, 1996, the Corporation's commercial finance subsidiary had $0.2 million of corporate debt investment securities on nonaccrual status. The effect on interest income in 1996 was not material.

                                   DEPOSITS

  The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows:

                                  1996             1995             1994
                            ----------------  ---------------  ---------------
                              AMOUNT    RATE    AMOUNT   RATE    AMOUNT   RATE
                            ----------- ----  ---------- ----  ---------- ----
                                             (IN THOUSANDS)
Noninterest bearing demand
 deposits.................  $ 2,090,292       $1,980,035       $2,051,864
Interest bearing demand
 deposits.................      940,739 1.81%    959,234 1.85%  1,084,552 1.65%
Savings deposits..........    3,322,332 3.68%  3,006,002 3.61%  2,869,618 2.54%
Time deposits.............    3,860,533 5.74%  3,664,144 5.61%  3,664,063 4.51%
                            -----------       ----------       ----------
  Total deposits..........  $10,213,896       $9,609,415       $9,670,097
                            ===========       ==========       ==========

  The maturity distribution of time deposits issued in amounts of $100,000 and over and outstanding at December 31, 1996 (in thousands) is:

   Three months or less............................................. $  332,319
   Over three and through six months................................    200,428
   Over six and through twelve months...............................    239,161
   Over twelve months...............................................    251,830
                                                                     ----------
                                                                     $1,023,738
                                                                     ==========

  At December 31, 1996, time deposits issued by foreign offices totaled
$137,949.

                             SHORT-TERM BORROWINGS

  Information related to M&I's funds purchased and security repurchase agreements for the last three years is as follows (in thousands):

                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                    (IN THOUSANDS)
   Amount outstanding at year end......... $1,337,940  $  517,576  $  944,843
   Average amount outstanding during the
    year..................................  1,061,105     739,191     835,472
   Maximum amount outstanding at any
    month's end...........................  1,537,551   1,094,314   1,011,509
   Weighted average interest rate at year
    end...................................       5.69%       4.99%       5.17%
   Weighted average interest rate during
    the year..............................       5.26%       5.70%       4.09%

                        SUMMARY OF LOAN LOSS EXPERIENCE

  The following should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

  The Corporation's evaluation of the adequacy of the allowance for loan losses consists of two levels of analysis. The first level focuses primarily on assessments of specific credits, as described more fully below. The second more general level of analysis focuses on categories of similar type loans and portfolio segments (e.g., commercial/individual; real estate/non-real estate; geographical regions related to the locations of affiliate banks). These methodologies include multiple analytical approaches which are viewed together to assess overall reserve and provision levels. The analyses consider, among other factors, historical loss experience, current and anticipated economic conditions, loan portfolio trends, portfolio composition by segment, assigned credit grades, and estimates of potential loss exposures.

  The loan portfolios of the Corporation's affiliate banks and leasing subsidiary are subject to continual management oversight and formal quarterly analyses. Management's analyses are based on the Corporation's credit grading system which classifies loans in a manner similar to that of bank regulatory examiners, with estimates of probable and potential losses derived. Management's assigned credit grades and quarterly portfolio analyses are subject to independent monitoring by the Corporation's credit review group, which also performs periodic portfolio reviews at each affiliate. The credit review group prepares reports on the results of its evaluations of affiliate loan portfolios, which together with quarterly analyses of credit exposure provided by affiliate management, serve as the basis for determining the adequacy of the allowance for loan losses.

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

  During 1996, consolidated net charge-offs increased to $20.3 million, representing $28.4 million of charge-offs, offset by $8.1 million of recoveries. The 1996 gross and net charge-off level exceeded the previous four years. Net charge-offs in 1996 include one larger commercial loan ($12.0 million) and one larger lease receivable ($1.9 million) that accounted for $13.9 million of total net charge-offs in 1996. Gross charge-offs declined from 1992 through 1994, with a slight increase in 1995. Recovery levels in 1993, 1994 and 1996 were relatively consistent, and contrast to a higher level of recoveries in 1992 and a lower level of recoveries in 1995. The increase in 1996 charge-offs does not reflect general economic deterioration and the overall positive net charge-off levels reflect the relative strength of the Wisconsin economy and the stabilization in the Arizona economy and real estate values. The Corporation's Arizona-based loan portfolio represents approximately 4% of the total portfolio.

  The Corporation's 1996 provision for loan losses of $15.2 million is consistent with the 1995 and 1994 general provisions of $16.2 million and $16.0 million, not including an $8.9 million special provision taken in 1994. The special provision, which was charged to expense, was utilized to conform Valley's loan valuation policies with those of the Corporation, after consummation of the merger. The 1994, 1995, and 1996 general provision levels are lower than the previous two years. The resulting 1996 year-end reserve level is $156 million, or 1.68% of total loans, which compares to the year-end 1995 reserve level of 1.82%. The decrease in 1996 reserve levels reflects the impact of the large commercial loan charge-off and the increase in 1996 loan volumes. The year-end 1996 reserve level is considered adequate based on the analyses of specific credits, portfolio and economic trends, and other factors described above.

  The Corporation's charge-off and recovery levels across portfolio sectors has been relatively consistent, with the exception of 1996 commercial loan and lease financing charge-offs. The 1996 charge-off level for commercial loans was above the previous four years. During the 1992-1995 period, commercial loan recoveries generally declined, with 1996 commercial recoveries increasing to approximate 1993 and 1994 levels. The higher 1992 recovery and the abnormally low 1994 gross charge-offs, resulted in small net commercial loan recoveries in 1992 and 1994. The charge-offs and recoveries for real estate construction loans continue to be relatively immaterial. The 1996 charge-offs for real estate mortgages increased from the lowest level in five years, and were offset by increased recoveries, resulting in net real estate mortgage charge-offs which do not vary significantly from the relatively low 1993 and 1994 levels. The 1996 charge-off and recovery levels for personal loans increased from the previous three years, resulting in personal loan net charge-offs which are increasing, but which do not vary significantly from historic levels. The 1996 charge-offs for the Corporation's lease financing portfolio increased from the previous four years, primarily due to one write-off. Nominal offsetting recoveries resulted in 1996 lease net charge-offs which were above the five-year average.

  The Corporation's charge-off and provision levels for 1997 are expected to continue to be largely dependent on economic conditions in the Corporation's primary service areas. While general economic conditions continue to be relatively stable, should national or regional conditions deteriorate, the Corporation's Wisconsin and Arizona markets may be adversely affected. Absent deterioration in these conditions, total charge-offs for 1997 are expected to decrease from the increased 1996 levels, but are not expected to vary significantly from our average net charge-offs from 1992 through 1995. Offsetting recoveries are currently expected to decrease slightly from 1996 levels. At the present time, there are no material loans which are known or believed to be in imminent danger of deteriorating or defaulting which would give rise to material charge-offs; however, loss levels can be significantly impacted by a few large loans which could deteriorate unexpectedly or be adversely impacted by economic conditions.

  Based on current conditions, commercial loan losses for 1997 are expected to approximate normal historic levels. Commercial real estate loans continue to be highly vulnerable to regional economic conditions and real estate values; however, based on current conditions, real estate and construction loan losses for 1997 are not expected to vary significantly from historic levels. Based on the current portfolio size, composition and experience, personal loan losses for 1997 are expected to approximate normal historic levels. However, the Corporation is not immune to the potential impacts of national trends in retail credit delinquencies and collections. At the present time, direct lease financing losses for 1997 are expected to approximate historic levels and decrease from the higher 1996 levels; however, actual losses could be impacted by portfolio growth, fraud, or unanticipated weaknesses in industry segments within the portfolio.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

 NAME OF OFFICER                             OFFICE
 ---------------                             ------
 J.B. Wigdale    Chairman of the Board since December, 1992, Chief Executive
 Age 60          Officer since October, 1992, Director since December, 1988,
                 Vice Chairman of the Board, December, 1988 to December, 1992,
                 Marshall & Ilsley Corporation; Chairman of the Board since
                 January, 1989, Chief Executive Officer since 1987, Director since 1981, M&I Marshall & Ilsley Bank; President and Director
                 M&I Financial Corp., M&I Building Corp. and Loujo Company;
                 Director M&I First National Leasing Corp., M&I Mortgage Corp.,
                 Richter-Schroeder Company, Inc., M&I Data Services, M&I
                 Capital Markets Group, Inc. and Marshall & Ilsley Trust
                 Company.

  NAME OF OFFICER                             OFFICE
  ---------------                             ------
 D.J. Kuester      Director since February, 1994, President since 1987,
 Age 55            Marshall & Ilsley Corporation; President and Director since
                   January, 1989, M&I Marshall & Ilsley Bank; Chairman of the
                   Board, Chief Executive Officer and Director, M&I Data
                   Services; Director--M&I Financial Corp., M&I Building Corp.
                   and M&I Support Services Corp.; Director and President--M&I
                   Insurance Company of Arizona, Inc.
 P.M. Platten, III Vice Chairman of the Board and a Director since May 1994,
 Age 57            Marshall & Ilsley Corporation; Chairman of the Board,
                   January, 1993 to May, 1994, President and Chief Executive
                   Officer, January 1989 to May 1994, Valley Bancorporation.
 G.H. Gunnlaugsson Director since February, 1994, Executive Vice President and
 Age 52            Chief Financial Officer since 1987, Marshall & Ilsley
                   Corporation; Vice President of M&I Marshall & Ilsley Bank
                   since 1976; Vice President and Director--M&I Insurance
                   Company of Arizona, Inc. and Loujo Company; Director--M&I
                   Mortgage Corp., M&I Data Services, M&I Insurance Services,
                   Inc. and M&I Brokerage Services, Inc.
 G.D. Strelow      Senior Vice President and Human Resources Director of
 Age 62            Marshall & Ilsley Corporation since 1993; Vice President and
                   Human Resources Director of M&I Marshall & Ilsley Bank since
                   1980.
 M.A. Hatfield     Senior Vice President since 1993, Secretary since 1981 and
 Age 51            Treasurer from 1986 to May, 1995, Marshall & Ilsley
                   Corporation; Vice President and Secretary, M&I Marshall &
                   Ilsley Bank; Secretary--M&I First National Leasing Corp.,
                   M&I Capital Markets Group, Inc., Marshall & Ilsley Trust
                   Company, M&I Investment Management Corp., Marshall & Ilsley
                   Trust Company of Florida, M&I Ventures Corporation and M&I
                   Brokerage Services, Inc.; Secretary, Treasurer and
                   Director--M&I Financial Corp. and M&I Building Corp.;
                   Secretary and Director--M&I Insurance Company of Arizona,
                   Inc., M&I Data Services and Loujo Company; Secretary, M&I
                   Insurance Services, Inc.; Secretary and Treasurer, M&I
                   Mortgage Corp.; Director, Richter-Schroeder Company, Inc.
 P.R. Justiliano   Senior Vice President since 1994 and Corporate Controller
 Age 46            since April, 1989, Vice President, 1986 to 1994, Marshall &
                   Ilsley Corporation; Treasurer and Director, M&I Insurance
                   Company of Arizona, Inc.
 J.L. Delgadillo   Senior Vice President of Marshall & Ilsley Corporation since
 Age 44            1993; Director of M&I Data Services since 1994; President
                   and Chief Operating Officer of M&I Data Services since 1993;
                   Senior Vice President of M&I Data Services since 1989.
 D.W. Layden, Jr.  Senior Vice President since October, 1994, Marshall & Ilsley
 Age 39            Corporation; Director--Marshall & Ilsley Trust Company and
                   M&I Investment Management Corp. since February, 1995;
                   Executive Vice President and Chief Financial Officer from
                   January, 1994 to October, 1994, Senior Vice President and
                   Legal Counsel from March, 1992 to October, 1994, M&I Data
                   Services.
 D.R. Jones        Senior Vice President since December, 1993, Vice President
 Age 51            and North and South Regional Manager since May, 1993, Vice-
                   President and South Regional Manager from March, 1989 to
                   May, 1993, Marshall & Ilsley Corporation; Director--M&I
                   Support Services Corp.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                                 STOCK LISTING

  M&I's common stock is traded under the symbol "MRIS" on the Nasdaq National Market, and quotations are supplied by the National Association of Securities Dealers. Common dividends declared and the price range for M&I's common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements, Quarterly Financial Information.

  A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13 to Item 8, Consolidated Financial Statements.

                           HOLDERS OF COMMON EQUITY

  At December 31, 1996, M&I had approximately 18,460 record holders of its Common Stock.

                    RECENT SALES OF UNREGISTERED SECURITIES

  On December 9, 1996 M&I Capital Trust A, a Delaware business trust formed by M&I, sold $200,000,000 liquidation amount of 7.65% Capital Trust Pass-through Securities (the "Capital Securities"). Salomon Brothers Inc, Goldman, Sachs & Co. and Robert W. Baird & Co., Incorporated (the "Initial Purchasers") were the purchasers of the Capital Securities and resold the Capital Securities to certain "qualified institutional buyers," as defined in Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The aggregate cash offering price of the Capital Securities was $200,000,000 and the aggregate underwriting commissions related to the sale were $2,000,000. With respect to the sale, M&I relied upon an exemption from registration under section 4(2) of the Securities Act as a transaction not involving a public offering. Subsequent resales of the Capital Securities were limited to qualified institutional buyers in accordance with Rule 144A of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                        CONSOLIDATED SUMMARY OF EARNINGS
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                    1996     1995     1994     1993     1992
                                  -------- -------- -------- -------- --------
Interest Income:
 Loans........................... $758,955 $774,256 $681,085 $643,679 $665,634
 Investment Securities:
  Taxable........................  171,537  118,868  110,894  123,207  139,302
  Tax Exempt.....................   30,718   18,112   16,693   20,692   31,946
 Short-term Investments..........   10,226   13,424    8,634    5,899   14,157
                                  -------- -------- -------- -------- --------
   Total Interest Income.........  971,436  924,660  817,306  793,477  851,039
Interest Expense:
 Deposits........................  360,838  331,734  255,861  272,100  334,443
 Short-term Borrowings...........   62,071   47,740   39,681   18,010   17,606
 Long-term Borrowings............   42,808   53,709   30,537   23,088   26,439
                                  -------- -------- -------- -------- --------
   Total Interest Expense........  465,717  433,183  326,079  313,198  378,488
                                  -------- -------- -------- -------- --------
Net Interest Income..............  505,719  491,477  491,227  480,279  472,551
Provision for Loan Losses........   15,194   16,158   24,907   18,034   23,546
                                  -------- -------- -------- -------- --------
Net Interest Income After
 Provision for Loan Losses.......  490,525  475,319  466,320  462,245  449,005
Other Income:
 Data Processing Services........  268,526  213,914  159,418  135,041  112,056
 Trust Services..................   70,190   64,176   59,720   61,226   58,050
 Other...........................  164,604  146,092  142,343  175,659  158,305
                                  -------- -------- -------- -------- --------
   Total Other Income............  503,320  424,182  361,481  371,926  328,411
Other Expense:
 Salaries and Benefits...........  382,430  343,650  323,904  320,717  299,540
 Other...........................  298,274  255,972  260,866  248,870  246,084
 Merger/Restructuring............      --       --    75,228      --       --
                                  -------- -------- -------- -------- --------
   Total Other Expense...........  680,704  599,622  659,998  569,587  545,624
                                  -------- -------- -------- -------- --------
Income Before Taxes..............  313,141  299,879  167,803  264,584  231,792
Provision for Income Taxes.......  109,711  106,580   73,405   93,190   75,391
                                  -------- -------- -------- -------- --------
Income Before Accounting Changes
 and Extraordinary Items.........  203,430  193,299   94,398  171,394  156,401
Extraordinary Items and
 Accounting Changes..............      --       --    11,542      --    (9,134)
                                  -------- -------- -------- -------- --------
   Net Income.................... $203,430 $193,299 $105,940 $171,394 $147,267
                                  ======== ======== ======== ======== ========
Per Share:
 Primary Net Income Before
  Extraordinary Items and
  Accounting Changes.............    $2.07    $1.96    $0.95    $1.67    $1.55
 Primary Net Income After
  Extraordinary Items and
  Accounting Changes.............     2.07     1.96     1.07     1.67     1.46
 Fully Diluted Net Income Before
  Extraordinary Items and
  Accounting Changes.............     2.02     1.90     0.93     1.60     1.48

               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                        1996     1995    1994    1993    1992
                                       -------  ------  ------  ------  ------
 Fully Diluted Net Income
  After Extraordinary Items and
  Accounting Changes.................. $  2.02  $ 1.90  $ 1.04  $ 1.60  $ 1.40
 Fully Diluted Net Income
  (Historical)*.......................    2.02    1.90    1.04    1.76    1.52
 Common Dividend Declared.............   0.720   0.645    0.59    0.54    0.47
Other Significant Data:
 Year-End Common Stock Price.......... $34.625  $26.00  $19.00  $23.63  $21.17
 Return on Average Shareholders'
  Equity
  Before Extraordinary Items and
  Accounting Changes..................   15.88%  16.41%   8.60%  15.29%  15.48%
 Return on Average Shareholders'
  Equity
  After Extraordinary Items and
  Accounting Changes..................   15.88   16.41    9.65   15.29   14.57
 Return on Average Assets
  Before Extraordinary Items and
  Accounting Changes..................    1.49    1.52    0.76    1.42    1.36
 Return on Average Assets
  After Extraordinary Items and
  Accounting Changes..................    1.49    1.52    0.85    1.42    1.28
 Dividend Payout Ratio................   35.64   33.95   56.73   33.75   34.20
 Average Equity to Average Assets
  Ratio...............................    9.38    9.26    8.83    9.31    8.77
 Ratio of Earnings to Fixed Charges**
  Excluding Interest on Deposits......   3.76x   3.76x   3.18x   6.52x   5.57x
  Including Interest on Deposits......   1.66x   1.68x   1.50x   1.83x   1.60x
 Stock Splits.........................                          3 FOR 1

--------
* Not restated for acquisitions accounted for as a pooling of interests. ** See Exhibit 12 for detailed computation of these ratios.

                      CONSOLIDATED AVERAGE BALANCE SHEETS
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                             1996         1995         1994         1993         1992
                          -----------  -----------  -----------  -----------  -----------
Assets:
 Cash and Due from
  Banks.................  $   573,957  $   576,943  $   613,053  $   616,761  $   572,132
 Short-term
  Investments...........      170,546      222,779      196,653      180,143      366,132
 Trading Securities.....       25,264       10,346        4,528        4,860        6,049
 Investment Securities:
  Taxable...............    2,722,582    2,026,859    2,116,856    2,236,805    1,950,155
  Tax Exempt............      668,913      374,014      351,026      400,135      523,551
 Loans:
  Commercial............    2,935,617    2,832,228    2,680,735    2,572,967    2,643,726
  Real Estate...........    4,607,844    4,773,214    4,572,496    4,248,970    3,798,180
  Personal..............    1,141,364    1,159,957    1,201,131    1,109,701    1,017,625
  Lease Financing.......      293,448      262,566      256,344      248,654      234,566
                          -----------  -----------  -----------  -----------  -----------
 Total Loans and
  Leases................    8,978,273    9,027,965    8,710,706    8,180,292    7,694,097
 Allowance for Loan
  Losses................      161,311      160,797      144,917      129,972      114,046
                          -----------  -----------  -----------  -----------  -----------
 Net Loans and Leases...    8,816,962    8,867,168    8,565,789    8,050,320    7,580,051
 Other Assets...........      677,333      647,402      584,556      550,444      527,339
                          -----------  -----------  -----------  -----------  -----------
  Total Assets..........  $13,655,557  $12,725,511  $12,432,461  $12,039,468  $11,525,409
                          ===========  ===========  ===========  ===========  ===========
Liabilities and
 Shareholders' Equity:
 Noninterest Bearing
  Deposits..............  $ 2,090,292  $ 1,980,035  $ 2,051,864  $ 1,997,781  $ 1,799,072
 Interest Bearing
  Deposits:
 Savings and NOW
  Accounts..............    1,812,287    1,981,804    2,426,502    2,339,754    2,086,065
 Money Market Savings...    2,450,784    1,983,432    1,527,668    1,534,799    1,560,913
 CDs of $100 or more....      816,712      567,373      436,268      440,573      416,555
 Other..................    3,043,821    3,096,771    3,227,795    3,461,825    3,589,990
                          -----------  -----------  -----------  -----------  -----------
 Total Deposits.........   10,213,896    9,609,415    9,670,097    9,774,732    9,452,595
 Short-term Borrowings..    1,180,593      835,230      964,850      641,836      529,528
 Long-term Borrowings...      656,786      801,176      447,254      272,041      284,333
 Accrued Expenses and
  Other Liabilities.....      323,441      301,865      252,297      229,545      248,286
 Shareholders' Equity...    1,280,841    1,177,825    1,097,963    1,121,314    1,010,667
                          -----------  -----------  -----------  -----------  -----------
  Total Liabilities and
   Shareholders'
   Equity...............  $13,655,557  $12,725,511  $12,432,461  $12,039,468  $11,525,409
                          ===========  ===========  ===========  ===========  ===========
Other Significant Data:
 Book Value Per Share at
  Year End***...........  $     13.37  $     12.92  $     11.01  $     11.35  $     10.76
 Average Common Shares
  Outstanding***........   91,874,886   93,697,513   94,850,595   98,497,435   96,958,290
 Shareholders of Record
  at Year End*..........       18,460       18,659       18,919       10,374        9,381
 Employees at Year
  End*..................        8,995        9,079        8,634        6,611        6,315
Historically Reported
 Credit Quality Ratios:*
 Net Loan Charge-offs to
  Average Loans.........         0.23%        0.10%        0.05%        0.03%        0.07%
 Total Nonperforming
  Loans** & OREO to End
  of Period Loans &
  OREO..................         0.81         0.79         0.80         0.86         1.14
 Allowance for Loan
  Losses to End of
  Period Loans..........         1.68         1.82         1.75         1.74         1.76
 Allowance for Loan
  Losses to Total
  Nonperforming
  Loans**...............          225          261          265          261          213

--------
   * Not restated for acquisitions accounted for as pooling of interests.
  ** Nonaccrual loans, restructured loans, and loans past due 90 days or more. *** Restated for 3 for 1 stock split.

                             YIELD & COST ANALYSIS
                 (TAX EQUIVALENT BASIS) YEARS ENDED DECEMBER 31

                                                  1996  1995  1994   1993  1992
                                                  ----  ----  -----  ----  ----
Average Rates Earned:
 Loans & Securitized ARMs........................ 8.40% 8.58%  7.84% 7.89% 8.68%
 Investment Securities--Taxable.................. 6.11  5.82   5.24  5.51  7.14
 Investment Securities--Tax Exempt............... 6.44  6.85   6.86  7.91  9.02
 Trading Securities.............................. 4.82  4.98   5.39  4.26  4.69
 Short-term Investments.......................... 5.29  5.81   4.28  3.17  3.80
Average Rates Paid:
 Interest Bearing Deposits....................... 4.44% 4.35%  3.36% 3.50% 4.37%
 Short-term Borrowings........................... 5.26  5.72   4.11  2.81  3.32
 Long-term Borrowings............................ 6.52  6.70   6.83  8.49  9.30
 M&I Marshall & Ilsley Bank Average
  Prime Rate..................................... 8.27  8.83   7.15  6.00  6.25
Summary Yield and Cost Analysis:
(As a % of Average Assets)
 Average Yield................................... 7.22% 7.34%  6.65% 6.70% 7.53%
 Average Cost.................................... 3.41  3.40   2.62  2.60  3.28
                                                  ----  ----  -----  ----  ----
 Net Interest Income............................. 3.81  3.94   4.03  4.10  4.25
 Provision for Loan Losses....................... 0.11  0.13   0.20  0.15  0.20
                                                  ----  ----  -----  ----  ----
 Net Interest Income After
  Provision for Loan Losses...................... 3.70  3.81   3.83  3.95  4.05
 Net Securities Gains (Losses)................... 0.11  0.04  (0.05) 0.07  0.08
 Other Income.................................... 3.58  3.30   2.95  3.02  2.77
 Other Expense................................... 4.99  4.72   5.30  4.74  4.74
                                                  ----  ----  -----  ----  ----
 Income Before Income Taxes...................... 2.40  2.43   1.43  2.30  2.16
 Provision for Income Taxes...................... 0.91  0.91   0.67  0.88  0.80
                                                  ----  ----  -----  ----  ----
 Income Before Cumulative
  Effect of Accounting Changes
   and Extraordinary Items....................... 1.49% 1.52%  0.76% 1.42% 1.36%
                                                  ====  ====  =====  ====  ====
   Net Income.................................... 1.49% 1.52%  0.85% 1.42% 1.28%
                                                  ====  ====  =====  ====  ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

  Net income in 1996 amounted to $203.4 million or $2.02 per share on a fully diluted basis. The return on average assets and return on average equity were 1.49% and 15.88%, respectively. By comparison, 1995 net income was $193.3 million, fully diluted earnings per share was $1.90, the return on average assets was 1.52% and the return on average equity was 16.41%. For the year ended December 31, 1994 net income was $105.9 million or $1.04 per share fully diluted and the returns on average assets and average equity were 0.85% and 9.65%, respectively.

  Net income for 1996 includes special one-time charges relating to the 65.7 basis point assessment associated with the Savings Association Insurance Fund
(SAIF) recapitalization which was enacted into law in September, 1996 and the write-off of in-process research and development costs acquired in conjunction with the purchase of EastPoint Technology, Inc.

  Net income for 1994 included charges and extraordinary items related to the Corporation's merger with Valley Bancorporation (Valley).

  The following table summarizes the unusual items reported in 1996 and 1994 and the comparative operating incomes, earnings per share and return on average equity based on operating income for 1996, 1995 and 1994.

                                             $ IN MILLIONS, EXCEPT PER SHARE
                                                          DATA
                                             PRE-TAX
                                             IMPACT   1996     1995     1994
                                             ------- -------  -------  -------
Net Income..................................    --   $203.4   $193.3   $105.9
Special Charges
 Merger/Restructuring.......................  $75.2      --       --     58.9
 Additional Loan Loss Provisions............    8.9      --       --      5.8
 Other Merger-Related Charges...............    8.5      --       --      6.2
 Merger-Related Securities Losses...........    7.3      --       --      4.6
 Net Extraordinary Gains....................  (20.6)     --       --    (11.5)
 SAIF Assessment............................    2.7     1.7       --       --
 Acquired In-Process Research and
  Development...............................   12.1     7.9       --       --
                                              -----  -------  -------  -------
Total Special Charges.......................            9.6       --     64.0
                                                     -------  -------  -------
Operating Income............................         $213.0   $193.3   $169.9
                                                     =======  =======  =======
Operating Income Per Share
 Primary....................................         $  2.16  $  1.96  $  1.71
 Fully Diluted..............................         $  2.12  $  1.90  $  1.65
Operating Income to Average Equity..........           16.63%   16.41%   14.94%

  OPERATING INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS

  The following table presents a summary of the major elements of the consolidated operating income statements for the years ended December 31, 1996, 1995 and 1994. Each of the elements is stated as a percent of consolidated average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE). The results exclude the special charges in 1996 and 1994 as previously discussed.

                                                            1996   1995   1994
                                                            -----  -----  -----
Interest Income............................................  7.22%  7.34%  6.65%
Interest Expense........................................... (3.41) (3.40) (2.62)
                                                            -----  -----  -----
Net Interest Income........................................  3.81   3.94   4.03
Provision for Loan Losses.................................. (0.11) (0.13) (0.13)
Net Securities Gains.......................................  0.11   0.04   0.01
Other Income...............................................  3.58   3.30   2.95
Other Expense.............................................. (4.89) (4.72) (4.64)
                                                            -----  -----  -----
Income Before Income Taxes.................................  2.50   2.43   2.22
Income Taxes............................................... (0.94) (0.91) (0.85)
                                                            -----  -----  -----
Operating Income to Average Assets.........................  1.56%  1.52%  1.37%
                                                            =====  =====  =====

                              NET INTEREST INCOME

  Net interest income in 1996 amounted to $505.7 million, an increase of $14.2 million or 2.9% compared with net interest income of $491.5 million in 1995. The benefit from the increase in earning assets, use of derivative financial instruments, the stable cost of interest bearing liabilities and the increase in noninterest bearing deposits were offset, in part, by a decline in the yield on earning assets.

  Average earning assets in 1996 amounted to $12.6 billion compared to $11.7 billion in 1995, an increase of $903.6 million or 7.7%. Average loans, excluding the effect of securitizing adjustable rate mortgage loans (ARMs) increased $355.8 million or 3.9%. The remaining growth in average earning assets was primarily attributable to investment securities which reflects the Corporation's intent to increase the portfolio size with higher yielding and longer-term securities to adjust the rate sensitivity and leverage of the consolidated balance sheet.

  Average interest bearing liabilities increased $695.2 million or 7.5% in 1996 compared to 1995. Average interest bearing deposits increased $494.2 million or 6.5%. Average short-term borrowings increased $345.4 million while average long-term borrowings decreased $144.4 million. Average noninterest bearing deposits increased $110.3 million or 5.6% in 1996 compared to the prior year.

  During the second quarter of 1996, the holder of the Corporation's 8.5% convertible subordinated notes converted approximately $16.8 million of the notes to Series A convertible preferred stock. During 1996, approximately $309.0 million of the Corporation's banking subsidiaries' Bank Notes matured and were refinanced primarily with short-term borrowings and brokered certificates of deposit.

  The growth and composition of the Corporation's average loan portfolio for the current year and prior two years are reflected in the following table. The securitized ARM loans that are classified as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                                                             PERCENT GROWTH
                                                             -----------------
                                                              1996      1995
                                                               VS.      VS.
                                    1996     1995     1994    1995      1994
                                  -------- -------- -------- -------   -------
Commercial Loans................. $2,935.6 $2,832.2 $2,680.7     3.7 %    5.7%
Real Estate Loans
 Construction....................    290.0    341.8    262.7   (15.2)    30.1
 Commercial Mortgages............  2,269.6  2,129.8  2,098.6     6.6      1.5
 Residential Mortgages...........  2,048.3  2,301.6  2,211.2   (11.0)     4.1
 Securitized ARM Loans...........    483.5     78.0      --     n.m.     n.m.
                                  -------- -------- -------- -------   ------
Total Real Estate Loans & ARMs...  5,091.4  4,851.2  4,572.5     4.9      6.1
Personal Loans
 Student Loans...................    289.0    288.0    264.4     0.4      8.9
 Other Personal Loans............    852.4    872.0    936.7    (2.2)    (6.9)
                                  -------- -------- -------- -------   ------
Total Personal Loans.............  1,141.4  1,160.0  1,201.1    (1.6)    (3.4)
Lease Financing Receivables......    293.4    262.6    256.4    11.8      2.4
                                  -------- -------- -------- -------   ------
Total Consolidated Average Loans
 & ARMs.......................... $9,461.8 $9,106.0 $8,710.7     3.9 %    4.5%
                                  ======== ======== ======== =======   ======
Total Consolidated Average
 Loans........................... $8,978.3 $9,028.0 $8,710.7    (0.6)%    3.6%
                                  ======== ======== ======== =======   ======

--------
n.m. --not meaningful

  Beginning in the third quarter of 1995, the Corporation began converting ARM loans into government guaranteed agency pool securities to enhance liquidity. Approximately $224 million of such loans were securitized in 1996 and approximately $455 million ARM loans were securitized in 1995. A fee is required to guarantee the securities which has an adverse impact on the interest margin. Including the securitized ARMs, average residential mortgages grew by approximately $152 million or 6.4% in 1996 compared to 1995. Approximately $55.6 million of this growth is attributable to home equity loans and lines of credit.

  Lease financing receivables increased $30.8 million or 11.8% in 1996 compared to 1995 of which approximately $27.1 million is due to growth in automobile leasing.

  The growth and composition of the Corporation's consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

                                                              PERCENT GROWTH
                                                              --------------
                                                               1996    1995
                                                               VS.      VS.
                                    1996      1995     1994    1995    1994
                                  --------- -------- -------- ------- -------
Noninterest Bearing
 Commercial...................... $ 1,353.5 $1,289.7 $1,302.7    5.0%    (1.0)%
 Personal........................     389.6    409.2    428.7   (4.8)    (4.5)
 Other...........................     347.2    281.1    320.5   23.5    (12.3)
                                  --------- -------- -------- ------  -------
    Total Noninterest Bearing
     Deposits....................   2,090.3  1,980.0  2,051.9    5.6     (3.5)
Interest Bearing
 Savings & NOW...................   1,812.3  1,981.8  2,426.4   (8.6)   (18.3)
 Money Market....................   2,450.8  1,983.4  1,527.7   23.6     29.8
 Other CDs & Time................   3,043.8  3,095.6  3,227.8   (1.7)    (4.1)
 CDs Greater than $100,000.......     630.2    553.8    436.3   13.8     26.9
 Brokered CDs....................     186.5     14.8      --    n.m.     n.m.
                                  --------- -------- -------- ------  -------
    Total Interest Bearing
     Deposits....................   8,123.6  7,629.4  7,618.2    6.5      0.1
                                  --------- -------- -------- ------  -------
Total Consolidated Average
 Deposits........................ $10,213.9 $9,609.4 $9,670.1    6.3%    (0.6)%
                                  ========= ======== ======== ======  =======

--------
  n.m.--not meaningful

  The money market index account, which was offered beginning in the third quarter of 1994, continues to attract new customers and maintain deposit relationships via disintermediation from the Corporation's other deposit products. Money market index accounts averaged $1.6 billion in 1996 compared to $1.0 billion in 1995.

  The Corporation has a brokered CD program to acquire longer-term CDs with maturities of one year or more in order to provide a stable source of funds that over time is less costly than Bank Notes.

  In conjunction with the Valley merger, approximately $300 million of deposits and $200 million of loans were divested of during the second half of 1994. In 1995, purchase acquisitions in February and July contributed approximately $232 million in deposits and $186 million in loans. As part of the Corporation's banking initiatives certain bank branches were voluntarily divested of during the second half of 1996. Such branches disposed of in 1996 had combined deposits and loans of $26 million and $14 million, respectively.

  The net interest margin (FTE) as a percent of average earning assets was 4.14% in 1996 compared to 4.30% in 1995, a decrease of 16 basis points. The yield on earning assets decreased 17 basis points from 8.01% in 1995 to 7.84% in 1996 while the cost of interest bearing liabilities remained at 4.68% in both 1995 and 1996.

  The yield on loans and securitized ARMs decreased 18 basis points in 1996 compared to 1995. Loan growth and the positive effect of interest rate swaps offset the yield decline and contributed approximately $13.6 million or 27% of the increase in interest on earning assets.

  At December 31, 1996, the Corporation had $370 million in notional amount of standard receive fixed/pay floating interest rate swaps and $25 million in notional amount of interest rate floors designated as a hedge against the interest rate volatility associated with variable rate loans. The impact on net interest income in 1996 was a positive $1.12 million. The yield on loans and securitized ARMs without these derivative financial instruments would have been 8.39% or one basis point lower than the 8.40% reported for 1996.

  The remaining increase in interest on earning assets is attributable to investment securities. The total yield on the investment security portfolio, excluding securitized ARMs, increased by approximately 20 basis points in 1996 compared to 1995 and the average balance of such investment securities increased $585.2 million or 25%. At December 31, 1996, The Corporation had $25 million in notional amount of interest rate floors designated as a hedge against the convexity risk associated with investments in collateralized mortgage obligations. The impact on net interest income was negligible.

  The increase in the volume and cost of interest bearing deposits accounted for $29.1 million or 89% of the increase in interest paid on interest bearing liabilities in 1996. The decrease in cost and volume of long-term borrowings benefited the interest margin by approximately $10.9 million which reflects the maturity and conversion of higher cost debt. The average cost of short-term borrowings decreased 46 basis points in 1996 compared to 1995 which reflects in part, the Corporation's banking affiliates expanded use of the treasury tax and loan note option programs and other vehicles which provide lower cost sources of funds.

  As more fully described in Note 12 to the Consolidated Financial Statements contained in Item 8 herein, in December, 1996 the Corporation formed a Trust and issued $200 million of 7.65% cumulative preferred capital securities. The Trust invested the proceeds in 7.65% junior subordinated deferrable interest debentures issued by the Corporation which is the sole asset of the Trust. The proceeds will be used by the Corporation for general corporate purposes including the repurchase of its common shares and the purchase of other preferred securities. For financial statement purposes, the capital securities are classified as long-term borrowings and the distributions as interest expense which will have a more pronounced negative impact on net interest income in future periods.

  Net interest income for 1995 was $491.5 million compared to $491.2 million in 1994. The benefit from the increase in rates earned and the slight increase in the volume of average earning assets, primarily loans, was offset by the increase in rates paid on interest bearing liabilities and the negative impact of the change in the liability mix.

  Average earning assets increased $282.2 million in 1995 compared to 1994. Average loan and securitized ARM growth of $395.3 million or 4.5% was somewhat offset by the decline in other average earning assets, primarily investment securities.

  Average interest bearing liabilities increased $235.4 million or 2.6% in 1995 compared to 1994. Average interest bearing deposits increased $11.1 million while average short-term borrowings decreased $129.6 million or 13.4% from the prior year. The decrease in average short-term borrowings together with the decrease in noninterest bearing deposits of $71.8 million or 3.5%, resulted in an increase in average long-term borrowings from $447.3 million in 1994 to $801.2 million in 1995, an increase of $353.9 million or 79.1%.

  The net interest margin as a percent of average earning assets declined 10 basis points from 4.40% in 1994 to 4.30% in 1995. The yield on interest earning assets increased 74 basis points while the cost of interest bearing liabilities increased 107 basis points.

  Loan growth and the increase in yield on average loans and securitized ARMs of 74 basis points account for 92% of the increase in interest income on earning assets in 1995 compared to 1994.

  The increase in the average cost of deposits and short-term borrowings represent 83% of the 1995 versus 1994 increase in interest paid on interest bearing liabilities. The increase in the volume of long-term borrowings, offset by a 13 basis point decline in the average cost of this category contributed approximately $23.2 million of the increase in interest paid on interest bearing liabilities.

  During the second quarter of 1994, the Corporation's banking subsidiaries began offering Bank Notes. The Bank Notes were issued for two year terms at floating interest rates indexed to LIBOR and provide an additional funding source to the banking affiliates. In 1995, the average amount and average cost of the notes were $415 million and 6.20% compared to $138.4 million and 5.21% in 1994.

  Throughout 1995 and 1994, the Corporation was not involved in derivative activity that would impact net interest margins or interest rate sensitivity or risk.

          AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

  The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans to provide a more meaningful comparison ($ in thousands):

                                      1996                          1995                          1994
                          ----------------------------- ----------------------------- -----------------------------
                                       INTEREST AVERAGE              INTEREST AVERAGE              INTEREST AVERAGE
                            AVERAGE    EARNED/  YIELD/    AVERAGE    EARNED/  YIELD/    AVERAGE    EARNED/  YIELD/
                            BALANCE      PAID    COST     BALANCE      PAID    COST     BALANCE      PAID    COST
                          -----------  -------- ------- -----------  -------- ------- -----------  -------- -------
Loans and securitized
 ARMs(1,2)..............  $ 9,461,780  $795,197  8.40%  $ 9,106,012  $781,631  8.58%  $ 8,710,706  $683,265  7.84%
Investment securities:
 Taxable................    2,239,075   136,848  6.11     1,948,812   113,517  5.82     2,116,856   110,894  5.24
 Tax exempt(1)..........      668,913    43,061  6.44       374,014    25,621  6.85       351,026    24,065  6.86
Interest bearing
 deposits in other
 banks..................       91,484     4,626  5.06       144,135     7,956  5.52        93,504     3,752  4.01
Funds sold and security
 resale agreements......       57,991     3,195  5.51        65,820     4,195  6.37        91,090     4,147  4.55
Trading securities(1)...       25,264     1,217  4.82        10,346       515  4.98         4,528       244  5.39
Other short-term
 investments............       21,071     1,203  5.71        12,824       790  6.16        12,059       517  4.29
                          -----------  --------  ----   -----------  --------  ----   -----------  --------  ----
 Total interest earning
  assets................  $12,565,578  $985,347  7.84%  $11,661,963  $934,225  8.01%  $11,379,769  $826,884  7.27%
Cash and demand deposits
 due from banks.........      573,957                       576,943                       613,053
Premises and equipment,
 net....................      304,544                       295,970                       289,300
Other assets............      372,789                       351,432                       295,256
Allowance for loan
 losses.................     (161,311)                     (160,797)                     (144,917)
                          -----------                   -----------                   -----------
   Total assets.........  $13,655,557                   $12,725,511                   $12,432,461
                          ===========                   ===========                   ===========
Savings and interest
 bearing demand
 deposits...............  $ 4,263,071  $139,186  3.26%  $ 3,965,236  $126,196  3.18%  $ 3,954,170  $ 90,788  2.30%
Other time deposits.....    3,860,533   221,652  5.74     3,664,144   205,538  5.61     3,664,063   165,073  4.51
Short-term borrowings...    1,180,593    62,071  5.26       835,230    47,740  5.72       964,850    39,681  4.11
Long-term borrowings....      656,786    42,808  6.52       801,176    53,709  6.70       447,254    30,537  6.83
                          -----------  --------  ----   -----------  --------  ----   -----------  --------  ----
 Total interest bearing
  liabilities...........  $ 9,960,983  $465,717  4.68%  $ 9,265,786  $433,183  4.68%  $ 9,030,337  $326,079  3.61%
Noninterest bearing
 deposits...............    2,090,292                     1,980,035                     2,051,864
Other liabilities.......      323,441                       301,865                       252,297
Shareholders' equity....    1,280,841                     1,177,825                     1,097,963
                          -----------                   -----------                   -----------
 Total liabilities and
  shareholders'
  equity................  $13,655,557                   $12,725,511                   $12,432,461
                          ===========                   ===========                   ===========
 Net interest income....               $519,630                      $501,042                      $500,805
                                       ========                      ========                      ========
 Net yield on interest
  earning assets........                         4.14%                         4.30%                         4.40%
                                                 ====                          ====                          ====

--------
Notes:
(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(2) Loans on a nonaccrual status have been included in the computation of average balances.

          ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

  The effect on interest income and interest expense due to volume and rate changes in 1996 and 1995 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

                                  1996 VS. 1995                    1995 VS. 1994
                         --------------------------------- --------------------------------
                         INCREASE (DECREASE)               INCREASE (DECREASE)
                           DUE TO CHANGE IN                 DUE TO CHANGE IN
                         ---------------------             --------------------
                          AVERAGE    AVERAGE     INCREASE   AVERAGE    AVERAGE    INCREASE
                          VOLUME       RATE     (DECREASE)  VOLUME      RATE     (DECREASE)
                         ---------  ----------  ---------- ---------  ---------  ----------
Interest on earning
 assets:
 Loans and Securitized
  ARMs(1)............... $  30,538    ($16,972)  $13,566   $  31,008  $  67,358   $ 98,366
Investment securities:
  Taxable...............    16,908       6,423    23,331      (8,803)    11,426      2,623
  Tax-exempt(1).........    20,201      (2,761)   17,440       1,576        (20)     1,556
 Interest bearing
  deposits in other
  banks.................    (2,906)       (424)   (3,330)      2,032      2,172      4,204
 Funds sold and security
  resale agreements.....      (499)       (501)   (1,000)     (1,150)     1,198         48
 Trading securities(1)..       743         (41)      702         314        (43)       271
 Other short-term
  investments...........       508         (95)      413          33        240        273
                         ---------  ----------   -------   ---------  ---------   --------
  Total interest income
   change............... $  65,493    ($14,371)  $51,122   $  25,010  $  82,331   $107,341
                         =========  ==========   =======   =========  =========   ========
Expense on interest
 bearing liabilities:
 Savings and interest
  bearing demand
  deposits.............. $   9,479  $    3,511   $12,990   $     254  $  35,154   $ 35,408
 Other time deposits....    11,016       5,098    16,114           4     40,461     40,465
 Short-term borrowings..    19,740      (5,409)   14,331      (5,331)    13,390      8,059
 Long-term borrowings...    (9,680)     (1,221)  (10,901)     24,165       (993)    23,172
                         ---------  ----------   -------   ---------  ---------   --------
  Total interest expense
   change............... $  30,555  $    1,979   $32,534   $  19,092  $  88,012   $107,104
                         =========  ==========   =======   =========  =========   ========

--------
Notes:
(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.

                 PROVISION FOR LOAN LOSSES AND CREDIT QUALITY

  The provision for loan losses amounted to $15.2 million in 1996, $16.2 million in 1995 and $24.9 million in 1994. The 1994 provision included an additional loan loss provision of $8.9 million which was recorded in conjunction with the Valley merger to conform Valley's loan valuation policies with those of the Corporation.

  Nonperforming assets at December 31, 1996 were $75.0 million compared to $70.5 million at December 31, 1995, an increase of $4.5 million or 6.3%. Nonaccrual loans, the largest component of nonperforming assets increased $9.6 million since year-end 1995 and decreased $5.2 million since September 30, 1996. Renegotiated loans at December 31, 1996 were $1.8 million compared to $3.1 million at December 31, 1995 and $1.9 million at September 30, 1996. Loans past due 90 days or more were $7.4 million at the end of 1996 compared to $8.3 million at the end of the third quarter in 1996 and $8.2 million at year-end 1995. Other real estate owned amounted to $5.6 million at December 31, 1996 compared to $6.4 million at September 30, 1996 and $8.6 million at December 31, 1995. At December 31, 1996 approximately $2.2 million of other real estate consisted of closed branch facilities.

  The increase in nonaccrual loans compared to the prior year was generally experienced across all types of loans. Nonaccrual commercial loans increased $2.7 million, nonaccrual commercial mortgages increased $3.1 million, nonaccrual residential real estate increased $2.6 million, nonaccrual personal loans increased $0.7 million and nonaccrual lease receivables increased $0.4 million.

  Net charge-offs in 1996 amounted to $20.3 million or 0.23% of average loans compared to $9.3 million or 0.10% of average loans in 1995. Net charge-offs in 1996 include one larger commercial loan and one larger lease receivable that accounted for $13.9 million of the total net charge-offs in 1996.

  Approximately $0.4 million in 1996 and $2.3 million in 1995 of loan loss reserve balances were transferred to a specific investment reserve in conjunction with the ARM loan securitizations previously discussed. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through government agencies against loss. Since inception of the program there have not been any losses incurred.

                    CONSOLIDATED CREDIT QUALITY INFORMATION
                             DECEMBER 31, ($000'S)

                             1996      1995      1994      1993      1992
                           --------  --------  --------  --------  --------
NONPERFORMING ASSETS BY
 TYPE
Loans:
 Nonaccrual..............  $ 60,176  $ 50,598  $ 44,766  $ 44,186  $ 52,811
 Renegotiated............     1,819     3,087     4,172     4,263     6,325
 Past Due 90 Days or
  More...................     7,366     8,184     9,093     7,906     7,097
                           --------  --------  --------  --------  --------  ---
 Total Nonperforming
  Loans..................    69,361    61,869    58,031    56,355    66,233
Other Real Estate Owned..     5,629     8,648    12,114    12,928    19,286
                           --------  --------  --------  --------  --------  ---
Total Nonperforming
 Assets..................  $ 74,990  $ 70,517  $ 70,145  $ 69,283  $ 85,519
                           ========  ========  ========  ========  ========  ===
Allowance for Loan
 Losses..................  $155,895  $161,430  $153,961  $133,600  $123,805
                           ========  ========  ========  ========  ========  ===
CONSOLIDATED STATISTICS
Net Charge-offs to
 Average Loans...........      0.23%     0.10%     0.05%     0.11%     0.12%
Total Nonperforming Loans
 to Total Loans..........      0.75      0.70      0.66      0.65      0.83
Total Nonperforming
 Assets to Total Loans
 and Other Real Estate
 Owned...................      0.81      0.79      0.80      0.80      1.07
Allowance for Loan Losses
 to Total Loans..........      1.68      1.82      1.75      1.55      1.55
Allowance for Loan Losses
 to
 Nonperforming Loans.....       225       261       265       237       187

                 MAJOR CATEGORIES OF NONACCRUAL LOANS ($000'S)

                                     1996                        1995
                          --------------------------- ---------------------------
                                     % OF                        % OF
                                     LOAN     % OF               LOAN     % OF
                          NONACCRUAL TYPE  NONACCRUAL NONACCRUAL TYPE  NONACCRUAL
                          ---------- ----  ---------- ---------- ----  ----------
COMMERCIAL
Commercial..............   $16,257   0.6%     27.0%    $13,527   0.5%     26.7%
Lease Financing
 Receivables............     1,624   0.5       2.7       1,244   0.4       2.5
                           -------   ---     -----     -------   ---     -----
   Total Commercial.....    17,881   0.6      29.7      14,771   0.5      29.2
REAL ESTATE
Construction and Land
 Development............       731   0.2       1.2         618   0.2       1.2
Commercial Real Estate..    19,760   0.8      32.8      16,653   0.8      32.9
Residential Real
 Estate.................    18,284   0.8      30.4      15,701   0.7      31.0
                           -------   ---     -----     -------   ---     -----
   Total Real Estate....    38,775   0.8      64.4      32,972   0.7      65.1
PERSONAL................     3,520   0.3       5.9       2,855   0.2       5.7
                           -------   ---     -----     -------   ---     -----
   Total................   $60,176   0.6%    100.0%    $50,598   0.6%    100.0%
                           =======   ===     =====     =======   ===     =====

       RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN LOSSES ($000'S)

                               1996      1995      1994     1993     1992
                             --------  --------  -------- -------- --------
Allowance for Loan Losses
 at Beginning of Year......  $161,430  $153,961  $133,600 $123,805 $105,156
Provision for Loan
 Losses(1).................    15,194    16,158    24,907   18,034   23,546
Allowance of Banks
 Acquired..................       --      2,843       --     1,167    4,284
Allowance Transfer for Loan
 Securitizations...........      (440)   (2,275)      --       --       --
Loans Charged-off
 Commercial................    16,290     5,130     3,301    8,810    8,863
 Real Estate-Construction..        13       407       737       79      513
 Real Estate-Mortgage......     3,320     2,444     3,241    2,729    4,655
 Personal..................     6,388     5,759     4,375    5,033    6,887
 Leases....................     2,397       875       907      815    1,426
                             --------  --------  -------- -------- -------- ---
Total Charge-offs..........    28,408    14,615    12,561   17,466   22,344
Recoveries on Loans
 Commercial................     3,222     2,117     3,675    3,431    9,149
 Real Estate-Construction..         9        39         6       49       92
 Real Estate-Mortgage......     2,443     1,021     2,468    2,208    1,493
 Personal..................     2,333     2,158     1,789    2,156    2,306
 Leases....................       112        23        77      216      123
                             --------  --------  -------- -------- -------- ---
Total Recoveries...........     8,119     5,358     8,015    8,060   13,163
                             --------  --------  -------- -------- -------- ---
Net Loans Charged-off......    20,289     9,257     4,546    9,406    9,181
                             --------  --------  -------- -------- -------- ---
Allowance for Loan Losses
 at End of Year............  $155,895  $161,430  $153,961 $133,600 $123,805
                             ========  ========  ======== ======== ======== ===

--------
Note:
(1) The amount of the provision for loan losses charged to operating expense for the year ended December 31, 1996, is the amount necessary to bring the allowance for loan losses at December 31, 1996, to a level believed adequate by management to absorb current estimated potential losses in the loan portfolio.

   Management's determination of the adequacy of the allowance is based on a continual review of the loan portfolio, loan loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan losses charged against income.

                                 OTHER INCOME

  Total noninterest income amounted to $503.3 million in 1996 compared to $424.2 million in 1995, an increase of $79.1 million or 18.7%.

  Fees from data processing services increased $54.6 million or 25.5% from $213.9 million in 1995 to $268.5 million in 1996. Processing fees increased $31.8 million or 21.4%. Conversion revenue increased $1.9 million or 15.2% and amounted to $14.1 million in 1996. Fees from unique services such as contract programming and consulting increased $16.6 million and amounted to $23.7 million in 1996 compared to $7.1 million in 1995. Software revenue increased $3.5 million or 9.3% while buyout fees, which vary from year to year, were relatively unchanged.

  Fees from trust services were $70.2 million in 1996 compared to $64.2 million in 1995, an increase of $6.0 million or 9.4%. Personal trust fees increased $3.1 million and Corporate trust fees increased $0.8 million. Revenue from outsourcing and securities lending increased $1.2 million.

  Fees from other customer services increased $6.5 million or 5.9%. Service charges on deposits increased $1.2 million and amounted to $52.2 million in 1996. Credit card and ATM fees increased $2.0 million and discount brokerage fees increased $2.3 million. Corporate finance and management fees increased $0.5 million.

  Net securities gains in 1996 amounted to $14.9 million compared to $4.6 million in 1995. During 1996 the Corporation's Capital Markets Group realized securities gains of $22.2 million offset in part by realized and unrealized securities losses of $1.9 million. Also during the fourth quarter of 1996, the Corporation's banking affiliates had securities losses of $5.4 million from the sale of approximately $560 million of available for sale investment securities which reflects the Corporation's intent to adjust the rate sensitivity of the consolidated balance sheet.

  Other miscellaneous income amounted to $32.5 million in 1996 compared to $30.8 million in 1995, an increase of $1.7 million. During 1996, the Corporation disposed of three bank branches with deposits of approximately $26 million and realized net deposit premium gains of $1.5 million.

  Total noninterest income was $424.2 million for the year ended December 31, 1995 compared to $361.5 million earned in the prior year. The Corporation's nonbank affiliates were the major contributors to the increase.

  Fees from data processing services amounted to $213.9 million in 1995 compared to $159.4 million in 1994, an increase of $54.5 million or 34.2%. Processing and conversion revenue increased $30.0 million or 23.4% while buy out fees related to terminated contracts (which can vary from year to year) increased $4.3 million and amounted to $6.3 million in 1995. Software related revenue increased $18.5 million. Approximately 60% of the increase is attributable to the December 1994 acquisition of Software Alliance.

  Trust fees amounted to $64.2 million, an increase of $4.5 million or 7.5% compared to $59.7 million in 1994. An increase in the overall market value of trust assets along with increased revenue from outsourcing services more than offset the revenue decline due to pricing compression.

  Other customer services declined $6.3 million in 1995 compared to 1994. Fees on loans declined $1.3 million or 6.5% while other commissions and fees declined $2.2 million or 4.9% in 1995 compared to the prior year. Service charges on deposits declined $2.9 million and amounted to $51.0 million in 1995.

  Net securities gains amounted to $4.6 million in 1995 compared to net securities losses of $5.8 million in 1994. During 1995, the Corporation's Capital Markets Group realized securities gains of $7.2 million offset in part by $4.0 million of realized and unrealized securities losses as compared to securities gains of $2.3 million and securities losses of $0.3 million in 1994. The Corporation also sold certain equity securities and realized a net gain of $1.3 million in 1995 and $0.9 million in 1994. Excluding the $7.3 million of securities losses taken at the time of the Valley merger, 1994 net securities gains amounted to $1.5 million.

  Other miscellaneous income amounted to $30.8 million in 1995, slightly lower than that reported in the prior year. The Corporation adopted the new accounting standard on mortgage servicing rights in the third quarter of 1995 which resulted in a $2.4 million increase in other income. This increase was offset by lower gains from the sale of other real estate owned and lower insurance revenue. Revenue from property and casualty insurance commissions declined $2.8 million due to the sale of that line of business in the later part of 1994.

                                 OTHER EXPENSE

  Total other expense amounted to $680.7 million in 1996, an increase of $81.1 million or 13.5% from that reported in 1995. As previously discussed, two special charges were recognized in 1996. Excluding these special charges, total other expense for 1996 amounted to $665.9 million , an increase of 11% or $66.3 million, when compared to the prior year.

  The increase in expenses is primarily attributable to the Corporation's nonbanking businesses, particularly its data processing business segment (Data Services). Data Services expense growth of $57.1 million or 23.2% in 1996 compared to the prior year reflects the acquisition of EastPoint Technology, Inc., the cost of adding processing capacity and other related costs associated with increased revenue growth. Also included in 1996 were increased expenses associated with the development of new products and services. Data warehouse, which was piloted in 1996, provides customers the ability to easily access data on their operations and customer base that will provide valuable information for managing their businesses. New product development such as Internet and PC Banking also contributed to the 1996 expense growth. During the current year Data Services developed its plan to address the Year 2000 issue. It is estimated that the net cost to change existing computer programs for both internal and external software will be approximately $25 million. Data Services incurred approximately $2 million of expense in 1996 related to this issue. It is anticipated that a substantial portion of the total cost will be incurred over the next two years and will be expensed as incurred. The majority of our customer contracts do not provide for additional reimbursement over and above the previously contracted maintenance amounts. Future data processing revenue is critically dependent upon the successful implementation of the necessary changes.

  Expenses of the Corporation's banking business in 1996 include the cost of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support consolidation and product and service distribution networks. These initiatives will enable more competitive pricing and achieve improved cost efficiencies. Excluding the SAIF charge of $2.7 million reported in the third quarter of 1996, the expenses of the banking affiliates and support services increased $7.0 million or 1.9% when compared to the prior year. Lower payments to regulatory agencies of $10.6 million were somewhat offset by severance, branch closures and disposals, equipment write-downs and disposals and other related costs associated with the initiatives. In 1996 these banking initiative expenses amounted to $4.7 million.

  Total salaries and benefits expense amounted to $382.4 million for 1996 compared to $343.7 million in 1995, an increase of $38.7 million or 11.3%. Our data processing business contributed approximately $32.4 million of the increase. As of December 31, l996 Data Services had approximately 2,800 employees, an increase of approximately 200 full time employees since the end of the prior year. The addition of EastPoint, normal growth and new product development were the primary causes for the increase. The increased use of contract programmers, whom are not considered full time employees, resulted in an increase in salaries and benefits expense of $5.1 million in 1996 compared to 1995.

  Net occupancy expense increased $3.5 million in 1996 when compared to 1995 and amounted to $39.2 million while equipment expense amounted to $77.3 million, an increase of $11.8 million when compared to $65.5 million incurred in the prior year. Data Services activity resulted in approximately 60% of the 1996 increase in occupancy costs and the majority of the increase in equipment expense.

  Software expense amounted to $15.2 million compared to $12.4 million in 1995, an increase of $2.8 million or 23%. This increase is primarily related to Data Services growth and its new initiatives such as Year 2000 changes and home banking.

  Payments to regulatory agencies amounted to $4.8 million in 1996 compared to $12.7 million in 1995. As previously discussed, the Corporation paid $2.7 million in SAIF assessments in 1996. Excluding the one-time assessment, payments to regulatory agencies declined $10.6 million. This decrease in expense is related to the reduction in FDIC insurance rates.

  Professional services expense declined $1.2 million in 1996 when compared to the prior year. Approximately $1.1 million of the decline represents costs associated with the ARM securitization program which began in the later half of 1995. Also, professional services expense incurred by Data Services declined by approximately $3.0 million which was the result of lower fees paid for technological assistance in software development. These declines were offset somewhat by higher fees paid to operational and branch efficiency consultants.

  Other expenses amounted to $109.3 million in 1996 compared to $76.8 million in the prior year, an increase of $32.5 million or 42.3%. Excluding the $12.1 million write-off of acquired in-process technology attributable to the EastPoint acquisition, other expenses increased $20.4 million in 1996 when compared to the prior year. Promotional and advertising expense increased $4.0 million in 1996 compared to the prior year. Also contributing to the increase was credit card expense which increased $3.1 million in 1996. This increase is associated with higher data processing revenue growth. Lease buyouts and real estate writedowns associated with branch closures resulted in an increase to other expense in 1996 of approximately $2.0 million. This category of expense is also affected by the capitalization of costs, net of amortization, associated with software development and customer data processing conversions. The amount of capitalized software development costs , net of amortization , declined $2.0 million in 1996 compared to the prior year and is consistent with the decline in professional services expense previously discussed. The impact of capitalized customer conversion activity, net of amortization, also declined $2.0 million as more customers paid for the conversion process upfront. Capitalized software costs are amortized over their estimated useful lives. Despite the Corporation's monitoring of its ability to recover its investment in software, the ever increasing change in technology increases the possibility of obsolescence and may necessitate impairment writedowns in the future.

  Total other expense amounted to $599.6 million in 1995 compared to $660.0 million in 1994. Total other expense in 1994 included a merger/restructuring charge of $75.2 million and other miscellaneous charges of $8.5 million related to the Valley merger. Total other expense for 1994, excluding these items would have been $576.3 million.

  Salaries and employee benefits expense amounted to $343.7 million, an increase of $19.7 million or 6.1% in 1995 compared to the prior year. The increase was primarily due to Data Services.

  At December 31, 1995, Data Services had approximately 2,600 employees compared to 2,200 employees at December 31, 1994. A portion of the increase was due to the acquisition of Software Alliance and a New England data center. The banking affiliates experienced a decline in salaries and benefits expense.

  In conjunction with the merger Valley's pension plan was curtailed in 1994 and in 1995 was terminated. The 1994 curtailment expense of $2.3 million was included in the merger/restructuring expense while the pension termination expense of $1.8 million was included with salaries and employee benefits in 1995.

  Net occupancy expense in 1995 declined $0.9 million due primarily to the branch divestitures which occurred during 1994. This benefit was somewhat offset by increased costs incurred by Data Services through its New England data center acquisition and a full year of operating a secondary processing site.

  Equipment expense amounted to $65.5 million in 1995 compared to $59.6 million in 1994. The 1995 data center acquisition, a secondary processing site which became operational late in 1994 and CPU and other equipment upgrades by Data Services were the primary reasons for the increase.

  Software expenses increased $3.2 million or 34.6% in 1995 compared to 1994. The increase was primarily attributable to Data Services.

  The decline in payments to regulatory agencies of $10.6 million in 1995 when compared to 1994 is due to the reduction in FDIC insurance premiums on June 1, 1995.

  Supplies and printing expense which amounted to $15.7 million in 1995 increased $1.3 million when compared to the prior year. This increase was the result of higher data processing revenue experienced in 1995.

  Professional services expense amounted to $18.7 million in 1995 compared to $12.5 million in the prior year. Approximately $4.7 million of the increase was due to costs incurred for technological assistance in software development such as Data Service's data warehouse project. Approximately $1.1 million of the remaining increase represents costs incurred in connection with the ARM loan securitization program previously discussed.

  Other miscellaneous expense amounted to $76.8 million in 1995 compared to $86.9 million in 1994. Excluding $7.4 million of charges taken in conjunction with the Valley merger, other miscellaneous expense for 1994 amounted to $79.5 million. Amortization expense associated with intangibles increased $3.7 million in 1995 compared to 1994 due to Data Service's acquisitions. This category of expense is also affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. Including the professional services expense increase of $4.7 million, the amount of software development costs, net of amortization, in 1995 was $8.0 million higher than the amount reported in 1994. The impact of conversion activity, net of amortization, was to increase miscellaneous expense by $1.0 million in 1995 compared to the prior year.

                             INCOME TAX PROVISION

  The provision for income taxes was $109.7 million in 1996, $106.6 million in 1995 and $73.4 million in 1994. The effective tax rate in 1996 was 35.0% compared to 35.5% in 1995 and 43.7% in 1994. Increased Federal tax-exempt income lowered the effective tax rate in 1996 compared to 1995. During 1995, the Corporation recognized a research and experimentation tax credit related to software development of $2.3 million. The 1994 provision was impacted by certain nondeductible expenses associated with the Valley merger.

                          ASSET/LIABILITY MANAGEMENT

  Asset/Liability Management involves the measurement and control of the exposure of the Corporation's short- and long-term earnings to changes in interest rates, and the maintenance of adequate levels of liquidity to meet unexpected cash needs with minimal disruption to the ongoing business of the Corporation. Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities. Asset/Liability strategy is designed to confine these risks within prudent parameters and identify appropriate risk/reward tradeoffs in the financial structure of the balance sheet.

  The Corporation uses financial modelling techniques to identify potential changes in income under a variety of possible interest rate scenarios. The financial models identify the specific cash flows, repricing timing and embedded option characteristics across the array of assets and liabilities held by the Corporation. Policies are in place to assure that neither the earnings nor the value at risk exceed appropriate limits. The use of a limited array of derivative financial instruments has allowed the Corporation to achieve the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers.

  An important component of managing the interest rate risk of the Corporation involves accurately identifying the repricing characteristics of non-maturity deposit products (e.g. savings, NOW, MMDA and demand deposit accounts). The recent introduction and growth of the Indexed Money Market Account (IMMA) offered those deposit customers wishing greater investment characteristics for a portion of their balances an alternative to non-bank products. As a result, in addition to new balances garnered, some balances were transferred from other existing traditional savings products within the banks. Therefore, balances remaining in these traditional "core deposit" products are now considered to be more long-term in repricing character than they were prior to the introduction of the IMMA. Demand deposit accounts are separated into commercial and retail balances, with a portion of commercial accounts determined to be potentially more sensitive than other commercial accounts or than retail DDA balances.

  The derivative transactions taken to date have been exclusively for the purpose of managing the interest rate position of the balance sheet, rather than for trading or synthetic investment purposes. Therefore the risks and rewards of the transactions should be viewed within the context of the risks and rewards extant elsewhere in the Corporation. Transactions undertaken during 1996 functionally lengthened the repricing characteristics of a portion of the Corporation's floating rate loan portfolio or offset some of the non-linear price risk in a portion of the mortgage-related investment portfolio. While the derivatives themselves are currently yielding positive spread income on a stand alone basis, this may not always be the case. Rather, the combination of the derivatives with the matched balance sheet items allows the Corporation to achieve the asset/liability position described above without the need to artificially incent customers to change their desired product selection.

  The following table presents the Corporation's consolidated static GAP position at December 31, 1996:

ASSET LIABILITY MANAGEMENT ($ IN MILLIONS)

                                     91-    181-    271-
                           1-90      180     270     360
                           DAYS     DAYS    DAYS    DAYS    SUBTOTAL 1 YEAR+  TOTAL
                          -------   -----   -----   -----   -------- ------- -------
Loans...................  $ 3,901   $ 624   $ 498   $ 463    $5,486  $3,660  $ 9,146
Securities..............      307     281     238     193     1,019   2,820    3,839
Other Interest Bearing
 Assets.................      273     --      --      --        273     --       273
Other Assets............      --      --      --      --        --    1,505    1,505
                          -------   -----   -----   -----    ------  ------  -------
  Total Assets..........  $ 4,481   $ 905   $ 736   $ 656    $6,778  $7,985  $14,763
                          =======   =====   =====   =====    ======  ======  =======
Rate Sensitive Liabili-
 ties...................  $ 5,182   $ 673   $ 503   $ 452    $6,810  $4,056  $10,866
Nonrate Sensitive Lia-
 bilities...............      --      --      --      --        --    3,897    3,897
                          -------   -----   -----   -----    ------  ------  -------
  Total Liabilities &
   Equity...............  $ 5,182   $ 673   $ 503   $ 452    $6,810  $7,953  $14,763
                          =======   =====   =====   =====    ======  ======  =======
GAP.....................  $  (701)  $ 232   $ 233   $ 204            $   32
Cumulative GAP..........     (701)   (469)   (236)    (32)
Cumulative GAP as a per-
 cent of Total Assets...    (4.75)% (3.18)% (1.60)% (0.22)%
Off Balance Sheet(a)
Interest Rate Swaps.....  $  (370)  $ --    $ --    $ --     $ (370) $  370  $   --
GAP.....................  $(1,071)  $ 232   $ 233   $ 204            $  402
Cumulative GAP..........   (1,071)   (839)   (606)   (402)
Cumulative GAP as a per-
 cent of Total Assets...    (7.25)% (5.68)% (4.10)% (2.72)%

--------
(a) Does not include $50 million in notional amounts of interest rate floors.

                               CAPITAL RESOURCES

  Shareholders' equity was $1.26 billion or 8.54% of total consolidated assets at December 31, 1996 compared to $1.26 billion or 9.43% of total consolidated assets at December 31, 1995. Earnings retention, stock option exercises and increase in unrealized gains on investment securities available for sale were offset by treasury stock acquisitions.

  The Corporation and its affiliates continue to have a strong capital base and the Corporation's regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. At December 31, 1996, the Corporation's Tier 1 Capital, Total Capital and Leverage Ratios were 12.71%, 14.90% and 9.61%, respectively, compared to 11.71%, 14.04% and 9.07% at
December 31, 1995.

  As more fully described in Note 12 to the Consolidated Financial Statements contained in Item 8 herein, in December 1996 the Corporation formed a Trust and issued $200 million of 7.65% cumulative preferred capital securities. The proceeds were invested in 7.65% junior subordinated deferrable interest debentures issued by the Corporation which is the sole asset of the Trust. The proceeds will be used by the Corporation for general corporate purposes including the repurchase of its common shares. The cumulative preferred capital securities qualify as Tier 1 capital, subject to certain limitations, for regulatory capital purposes and substantially contributed to the increase in regulatory capital at year end 1996 compared to 1995.

  The Corporation's subsidiaries, primarily its banking subsidiaries, are restricted by regulations from making distributions above prescribed amounts. In addition, banking subsidiaries are limited in making loans and advances to the Corporation. At December 31, 1996, approximately $59 million and $63 million were available for distribution without regulatory approval from the Corporation's banking and nonbanking subsidiaries, respectively.

  Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

  In April 1996, $16,818 of 8.5% convertible subordinated notes were converted into 1,922,114 shares of common stock. As provided for in the note agreement, the noteholder subsequent to conversion, exchanged the common shares acquired by conversion of the debt for 168,185 shares of the Corporation's Series A preferred stock. The $16,819 remaining amount of such 8.5% convertible debt will mature or be converted in 1997.

  The Corporation has a Stock Repurchase Program. Under the most recent provisions approved by the Corporation's Board of Directors, up to 6 million shares may be repurchased annually. The shares are being acquired in anticipation of the remaining conversion of the Corporation's 8.5% convertible subordinated notes, to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. During 1996, the Corporation purchased 5.9 million shares and has cumulatively purchased 18.4 million shares at an aggregate cost of approximately $450.7 million or $24.43 per share on a weighted average basis.

  The Corporation has filed registration statements with the Securities & Exchange Commission to issue medium term unsecured and subordinated series notes. These issues may have maturities which range from 9 months to 30 years at a fixed or floating rate and allows the Corporation to maintain ready access to funding sources for general corporate purposes which include, but are not limited to refinancing existing corporate debt as it matures, and other corporate purposes.

  The Corporation and the previously discussed Trust have also filed a registration statement with the Securities & Exchange Commission to register cumulative preferred capital securities and register junior subordinated deferrable interest debentures that will be offered in exchange for the existing privately placed capital securities and subordinated debt.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                                           1996        1995
                                                        ----------- -----------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks.............................. $   780,562 $   745,911
  Funds Sold and Security Resale Agreements............     123,880      66,618
  Money Market Funds...................................      63,482      84,960
                                                        ----------- -----------
Total Cash and Cash Equivalents........................     967,924     897,489
Trading Securities, at Market Value....................      39,671      38,601
Other Short-term Investments, at Cost which
 Approximates Market Value.............................      45,711      95,635
Investment Securities Available for Sale, at Market
 Value.................................................   3,065,048   2,458,600
Investment Securities Held to Maturity,
  Market Value $776,750 ($453,240 in 1995).............     773,804     450,457
Loans, Net of Unearned Income of $58,849 ($46,571 in
 1995).................................................   9,301,884   8,868,902
Less: Allowance for Loan Losses........................     155,895     161,430
                                                        ----------- -----------
Net Loans..............................................   9,145,989   8,707,472
Premises and Equipment.................................     313,381     306,988
Accrued Interest and Other Assets......................     411,785     387,855
                                                        ----------- -----------
    Total Assets....................................... $14,763,313 $13,343,097
                                                        =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest Bearing................................... $ 2,470,882 $ 2,363,194
 Interest Bearing......................................   8,481,476   7,917,583
                                                        ----------- -----------
Total Deposits.........................................  10,952,358  10,280,777
Short-term Borrowings..................................   1,834,549   1,015,022
Accrued Expenses and Other Liabilities.................     379,100     367,131
Long-term Borrowings...................................     336,096     422,550
                                                        ----------- -----------
    Total Liabilities..................................  13,502,103  12,085,480
Shareholders' Equity:
 Series A Convertible Preferred Stock, $1.00 par value,
  2,000,000 Shares Authorized; 517,129 Shares Issued
  (348,944 in 1995); Liquidation Preference $51,713
  ($34,894 in 1995)....................................         517         349
 Common Stock, $1.00 par value, 160,000,000 Shares
  Authorized; 99,494,335 Shares Issued.................      99,494      99,494
 Additional Paid-in Capital............................     204,135     190,287
 Retained Earnings.....................................   1,209,167   1,075,789
 Less: Treasury Stock, at Cost, 10,910,798 Shares
  (5,968,631 in 1995)..................................     279,143     128,459
    Deferred Compensation..............................         825       1,090
 Net Unrealized Securities Gains
  Net of Taxes.........................................      27,865      21,247
                                                        ----------- -----------
   Total Shareholders' Equity..........................   1,261,210   1,257,617
                                                        ----------- -----------
   Total Liabilities and Shareholders' Equity.......... $14,763,313 $13,343,097
                                                        =========== ===========

  The accompanying notes are an integral part of the Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                                     1996     1995     1994
                                                   -------- -------- --------
INTEREST INCOME
Loans............................................. $758,955 $774,256 $681,085
Investment Securities:
 Taxable..........................................  171,537  118,868  110,894
 Exempt from Federal Income Taxes.................   30,718   18,112   16,693
Trading Securities................................    1,202      483      218
Other Short-term Investments......................    9,024   12,941    8,416
                                                   -------- -------- --------
    Total Interest Income.........................  971,436  924,660  817,306
INTEREST EXPENSE
Deposits..........................................  360,838  331,734  255,861
Short-term Borrowings.............................   62,071   47,740   39,681
Long-term Borrowings..............................   42,808   53,709   30,537
                                                   -------- -------- --------
    Total Interest Expense........................  465,717  433,183  326,079
                                                   -------- -------- --------
Net Interest Income...............................  505,719  491,477  491,227
Provision for Loan Losses.........................   15,194   16,158   24,907
                                                   -------- -------- --------
Net Interest Income After Provision for Loan
 Losses...........................................  490,525  475,319  466,320
OTHER INCOME
Data Processing Services..........................  268,526  213,914  159,418
Trust Services....................................   70,190   64,176   59,720
Other Customer Services...........................  117,263  110,779  117,089
Net Securities Gains (Losses).....................   14,876    4,555   (5,752)
Other.............................................   32,465   30,758   31,006
                                                   -------- -------- --------
    Total Other Income............................  503,320  424,182  361,481
OTHER EXPENSE
Salaries and Employee Benefits....................  382,430  343,650  323,904
Net Occupancy.....................................   39,215   35,717   36,579
Equipment.........................................   77,250   65,534   59,569
Software Expenses.................................   15,222   12,376    9,197
Payments to Regulatory Agencies...................    4,791   12,715   23,359
Processing Charges................................   19,069   18,480   18,293
Supplies and Printing.............................   16,015   15,711   14,416
Professional Services.............................   17,441   18,675   12,504
Merger/Restructuring..............................      --       --    75,228
Other.............................................  109,271   76,764   86,949
                                                   -------- -------- --------
    Total Other Expense...........................  680,704  599,622  659,998
                                                   -------- -------- --------
Income Before Income Taxes and Extraordinary
 Items............................................  313,141  299,879  167,803
Provision for Income Taxes........................  109,711  106,580   73,405
                                                   -------- -------- --------
Income Before Extraordinary Items.................  203,430  193,299   94,398
Extraordinary Items, Net of Income Taxes..........      --       --    11,542
                                                   -------- -------- --------
Net Income........................................ $203,430 $193,299 $105,940
                                                   ======== ======== ========
NET INCOME PER COMMON SHARE
Primary:
 Income Before Extraordinary Items................ $   2.07 $   1.96 $   0.95
 Extraordinary Items..............................      --       --      0.12
                                                   -------- -------- --------
    Net Income.................................... $   2.07 $   1.96 $   1.07
                                                   ======== ======== ========
Fully Diluted:
 Income Before Extraordinary Items................ $   2.02 $   1.90 $   0.93
 Extraordinary Items..............................      --       --      0.11
                                                   -------- -------- --------
    Net Income.................................... $   2.02 $   1.90 $   1.04
                                                   ======== ======== ========

  The accompanying notes are an integral part of the Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31 ($000'S)

                                             1996         1995         1994
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..............................  $   203,430  $   193,299  $   105,940
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating
 Activities:
  Depreciation and Amortization.........       53,612       47,167       71,957
  Provision for Loan Losses.............       15,194       16,158       24,907
  Gains on Sales of Assets..............      (31,843)     (20,448)      (2,434)
  Proceeds from Sales of Trading
   Securities and
   Loans Held for Resale................    4,028,069    3,506,767    3,657,575
  Purchases of Trading Securities and
   Loans Held for Resale................   (4,052,894)  (3,514,512)  (3,547,732)
  Other.................................       19,521         (727)      (2,765)
                                          -----------  -----------  -----------
    Total Adjustments...................       31,659       34,405      201,508
                                          -----------  -----------  -----------
Net Cash Provided by Operating
 Activities.............................      235,089      227,704      307,448
CASH FLOWS FROM INVESTING ACTIVITIES
Net (Increase) Decrease in Shorter Term
 Securities.............................       52,250      (49,980)       7,676
Proceeds from Maturities of Longer Term
 Securities.............................      846,169      668,708      861,428
Proceeds from Sales of Securities
 Available for Sale.....................      796,447      133,340      595,476
Purchases of Longer Term Securities.....   (2,325,623)    (791,172)  (1,254,651)
Decrease in Loans Due to Divestitures...       13,729          --       199,455
Net Increase in Loans...................     (627,790)    (332,649)    (497,075)
Purchases of Assets to be Leased........     (171,395)    (132,299)     (88,826)
Principal Payments on Lease
 Receivables............................      145,095      139,155      113,976
Purchases of Premises and Equipment,
 Net....................................      (50,672)     (39,881)     (28,995)
Other...................................      (18,099)      26,603      (29,829)
                                          -----------  -----------  -----------
Net Cash Used in Investing Activities...   (1,339,889)    (378,175)    (121,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Deposits Due to
 Divestitures...........................      (25,874)         --      (300,736)
Net Increase (Decrease) in Deposits.....      697,454      550,261     (371,993)
Proceeds from Issuance of Commercial
 Paper..................................      641,754    1,406,388    1,578,618
Principal Payments on Commercial Paper..     (669,091)  (1,439,343)  (1,604,384)
Net Increase (Decrease) in Other Short-
 term Borrowings........................      954,013     (434,429)     440,501
Proceeds from Issuance of Long-term
 Debt...................................      248,335      216,872      497,560
Payment of Long-term Debt...............     (442,189)    (104,676)     (96,299)
Dividends Paid..........................      (69,878)     (62,985)     (57,575)
Purchase of Common Stock................     (172,023)     (61,104)    (101,887)
Proceeds from the Issuance of Common
 Stock..................................       12,908        9,079       11,682
Other...................................         (174)           6        1,687
                                          -----------  -----------  -----------
Net Cash Provided by (Used in) Financing
 Activities.............................    1,175,235       80,069       (2,826)
                                          -----------  -----------  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents............................       70,435      (70,402)     183,257
Cash and Cash Equivalents, Beginning of
 Year...................................      897,489      967,891      784,634
                                          -----------  -----------  -----------
Cash and Cash Equivalents, End of Year..  $   967,924  $   897,489  $   967,891
                                          ===========  ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Year for:
  Interest..............................  $   462,213  $   406,383  $   319,398
  Income Taxes..........................      100,401      107,672       91,797

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                      NET UNREALIZED
                                                                                        SECURITIES
                                              ADDITIONAL           TREASURY  DEFERRED GAINS (LOSSES)
                          PREFERRED  COMMON    PAID-IN   RETAINED   COMMON   COMPEN-      NET OF
                            STOCK    STOCK     CAPITAL   EARNINGS   STOCK     SATION      TAXES
                          --------- --------  ---------- --------  --------  -------- --------------
Balance, December 31,
 1993...................    $185    $102,073   $238,130  $897,123  $121,106   $1,892     $    --
Net Income..............     --          --         --    105,940       --       --           --
Adoption of Statement of
 Financial Accounting
 Standards No. 115,
 "Accounting for Certain
 Investments in Debt and
 Equity Securities".....     --          --         --        --        --       --        13,858
Issuance of 2,653,689
 Treasury Common Shares
 in the 1994 Business
 Combination............     --       (2,654)   (52,569)      --    (55,223)     --           --
Transactions by
 Affiliates Prior to
 Combination............     --          --         --     (9,963)      --       --           --
Issuance of 1,870,057
 Treasury Common Shares
 on Conversion of
 Convertible Notes......     --          --     (22,365)      --    (38,916)     --           --
Issuance of 163,630
 Preferred Shares on
 Conversion of 1,870,057
 Common Shares..........     164         --      38,752       --     38,916      --           --
Issuance of 1,154,218
 Treasury Common Shares
 Under Stock Option and
 Restricted Stock
 Plans..................     --           78    (10,628)      --    (22,294)     --           --
Acquisition of 4,827,637
 Common Shares..........     --          --         --        --     99,271      --           --
Dividends Declared on
 Preferred Stock--$6.43
 Per Share..............     --          --         --     (2,000)      --       --           --
Dividends Declared on
 Common Stock--$0.59 Per
 Share..................     --          --         --    (45,612)      --       --           --
Net Change in Deferred
 Compensation...........     --          --         --        --        --      (689)         --
Net Change in Unrealized
 Securities Gains
 (Losses) Net of Taxes
 .......................     --          --         --        --        --       --       (47,930)
Other...................     --           (3)     3,377       (19)      578      --           --
                            ----    --------   --------  --------  --------   ------     --------
Balance, December 31,
 1994...................    $349    $ 99,494   $194,697  $945,469  $143,438   $1,203     ($34,072)
                            ====    ========   ========  ========  ========   ======     ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                      NET UNREALIZED
                                                                                        SECURITIES
                                            ADDITIONAL             TREASURY  DEFERRED GAINS (LOSSES)
                          PREFERRED COMMON   PAID-IN    RETAINED    COMMON   COMPEN-      NET OF
                            STOCK    STOCK   CAPITAL    EARNINGS    STOCK     SATION      TAXES
                          --------- ------- ---------- ----------  --------  -------- --------------
Balance, December 31,
 1994...................    $349    $99,494  $194,697  $  945,469  $143,438   $1,203     ($34,072)
Net Income..............     --         --        --      193,299       --       --           --
Issuance of 2,844,144
 Treasury Common Shares
 in Acquisitions
 Accounted for as
 Purchases..............     --         --        904         --    (58,791)     --           --
Issuance of 884,087
 Treasury Common Shares
 Under Stock Option and
 Restricted Stock
 Plans..................     --         --     (8,730)        --    (18,427)     --           --
Acquisition of 2,731,942
 Common Shares..........     --         --          1         --     62,239      --           --
Dividends Declared on
 Preferred Stock--$7.085
 Per Share..............     --         --        --       (2,472)      --       --           --
Dividends Declared on
 Common Stock--$0.645
 Per Share..............     --         --        --      (60,513)      --       --           --
Net Change in Deferred
 Compensation...........     --         --        --          --        --      (113)         --
Net Change in Unrealized
 Securities Gains
 (Losses) Net of Taxes..     --         --        --          --        --       --        55,319
Other...................     --         --      3,415           6       --       --           --
                            ----    -------  --------  ----------  --------   ------    ---------
Balance, December 31,
 1995...................    $349    $99,494  $190,287  $1,075,789  $128,459   $1,090    $  21,247
                            ====    =======  ========  ==========  ========   ======    =========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                      NET UNREALIZED
                                                                                        SECURITIES
                                            ADDITIONAL             TREASURY  DEFERRED GAINS (LOSSES)
                          PREFERRED COMMON   PAID-IN    RETAINED    COMMON   COMPEN-      NET OF
                            STOCK    STOCK   CAPITAL    EARNINGS    STOCK     SATION      TAXES
                          --------- ------- ---------- ----------  --------  -------- --------------
Balance, December 31,
 1995...................    $349    $99,494  $190,287  $1,075,789  $128,459   $1,090     $21,247
Net Income..............     --         --        --      203,430       --       --          --
Issuance of 1,922,114
 Treasury Common Shares
 on Conversion of
 Convertible Notes......     --         --    (25,660)        --    (42,517)     --          --
Issuance of 168,185
 Preferred Shares On
 Conversion of 1,922,114
 Common Shares..........     168        --     42,349         --     42,517      --          --
Issuance of 982,434
 Treasury Common Shares
 Under Stock Option and
 Restricted Stock
 Plans..................     --         --     (9,285)        --    (22,422)     --          --
Acquisition of 5,924,601
 Common Shares..........     --         --         77         --    173,106      --          --
Dividends Declared on
 Preferred Stock--$7.99
 Per Share..............     --         --        --       (3,827)      --       --          --
Dividends Declared on
 Common Stock--$0.72 Per
 Share..................     --         --        --      (66,051)      --       --          --
Net Change in Deferred
 Compensation...........     --         --        --          --        --      (265)        --
Net Change in Unrealized
 Securities Gains
 (Losses) Net of Taxes..     --         --        --          --        --       --        6,618
Other...................     --         --      6,367        (174)      --       --          --
                            ----    -------  --------  ----------  --------   ------     -------
Balance, December 31,
 1996...................    $517    $99,494  $204,135  $1,209,167  $279,143   $  825     $27,865
                            ====    =======  ========  ==========  ========   ======     =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a bank and savings and loan holding company that provides financial services to a wide variety of corporate, institutional, government and individual customers through 28 banks and one savings association located in Wisconsin and one bank in Arizona. Based on total revenues, banking is M&I's largest business and includes personal property lease financing; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona and Florida; and brokerage services. M&I also provides financial and data processing services and software sales through the Data Services Division of the Corporation and three other nonbank subsidiaries. M&I's largest affiliates and principal operations are in Wisconsin however, it has activities in other markets, particularly in certain neighboring midwestern states, and in Arizona and Florida.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

  Consolidation principles--The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 1995 and 1994 Consolidated Financial Statements have been reclassified to conform with the 1996 presentation.

  Cash and cash equivalents--For purposes of the Consolidated Financial Statements, the Corporation defines cash equivalents as short-term investments which have an original maturity of three months or less and are readily convertible into cash.

  Securities--Securities, when purchased, are designated as Trading, Investment Securities Held to Maturity, or Investment Securities Available for Sale and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold.

  Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Investment Securities Available for Sale are carried at fair value with fair value adjustments and the related income tax effects reported as a separate component of shareholders' equity as prescribed by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term Investments, other than Trading Securities, are carried at cost, which approximates market value. Trading Securities are carried at fair value, with adjustments to the carrying value reflected in the Consolidated Statements of Income.

  Loans--Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on direct financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. Loans are generally placed on nonaccrual status when they are past due 90 days as to either interest or principal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  The Corporation defers and amortizes fees and certain incremental direct costs, primarily salary and employee benefit expenses, over the contractual term of the loan or lease as an adjustment to the yield. The unamortized net fees and costs are reported as part of the loan balance outstanding.

  Allowance for loan losses--The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan portfolio, loan loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan losses charged against income.

  Premises and equipment--Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 2% to 10% for buildings and 10% to 35% for equipment. Long-lived assets which are considered impaired are carried at fair value and long-lived assets to be disposed of are carried at the lower of the carrying amount or fair value less cost to sell. Maintenance and repairs are charged to expense and betterments are capitalized.

  Other real estate owned--Other real estate owned includes assets that have been acquired in satisfaction of debts and bank branch premises held for sale. Other real estate is recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan losses, whereas any valuation adjustments on premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair market value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense.

  Mortgage servicing--Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Mortgage loans held for sale to investors are carried at the lower of cost or market, determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices.

  Data processing services--Direct costs associated with the production of computer software which will be marketed or used in data processing operations are capitalized and amortized on the straight-line method over the estimated economic life of the product, generally four years. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms, generally five to seven years, of the related servicing contract. Routine maintenance of software products including maintenance required for the year 2000, design costs and development costs incurred prior to establishment of a product's technological feasibility for software to be sold are expensed as incurred.

  Net unamortized costs at December 31 were:

                                                1996    1995
                                               ------- -------
        Software.............................. $28,695 $19,343
        Conversions...........................  16,474  15,641
                                               ------- -------
        Total................................. $45,169 $34,984
                                               ======= =======

  Amortization expense was $9,851, $7,122 and $6,960, for 1996, 1995, and 1994, respectively.

  Intangibles--Unamortized intangibles resulting from acquisitions, primarily goodwill, core deposit premiums, purchased data processing contract rights and mortgage servicing rights were $77,296 at December 31, 1996 and $77,376 at December 31, 1995. The Corporation recognizes as separate assets rights to service

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

mortgage loans when purchased or originated and sold with servicing retained. Mortgage servicing rights are amortized over the periods during which the corresponding mortgage servicing revenues are anticipated to be generated. Purchased data processing contract rights represent the costs to acquire the rights to data processing and software distribution. Such costs are generally amortized over the average contract lives, which range from 5 to 8 years. The other intangibles are amortized principally on the straight-line method over periods ranging from 6 to 25 years. Total amortization expense was $11,121, $10,708 and $9,176 for 1996, 1995 and 1994, respectively. The Corporation continually evaluates whether later events and circumstances have occurred to indicate that intangibles should be evaluated for possible impairment and utilizes estimates of undiscounted net income over the remaining life to measure recoverability.

  The Corporation also has negative goodwill included in other liabilities, the majority of which, arose from an acquisition in 1992. Negative goodwill amounted to $9,056 and $10,811 at December 31, 1996 and 1995, respectively. The negative goodwill is being accreted on a straight-line basis over a period of 10 years and amounted to $1,568 in 1996 and $1,576 in 1995 and 1994.

  Long-term borrowings--The guaranteed preferred beneficial interest of the Corporation's special purpose finance subsidiary which holds as its sole asset, junior subordinated deferrable interest debentures issued by the Corporation, is classified as long-term borrowings and shown net of its related discount. The distributions, including the related accretion of discount, are classified as interest expense for purposes of the Consolidated Financial Statements.

  Interest risk management instruments--As part of its asset/liability management activities, the Corporation may enter into interest rate futures, forwards, swaps, floors and option contracts. These derivative financial instruments are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in other operating income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or expense. Settlement on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or expense.

  Interest rate contracts used in management of the securities portfolio that are designated as available for sale are carried at fair value with gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

  Foreign exchange contracts--Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lessor extent, option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value, with realized and unrealized gains and losses included in other income.

  Net income per share--Primary net income per share is computed using the weighted average number of common shares outstanding plus common equivalent shares issuable upon the assumed conversion of the preferred stock outstanding and shares issuable under outstanding stock option plans. The average number of common and common equivalent shares used in computing primary net income per share was 98,482,425 in 1996, 98,757,047 in 1995, and 99,420,070 in 1994.

  Fully diluted net income per share also includes dilution resulting from the assumed conversion of the convertible notes. The average number of shares used in the computation of fully diluted net income per share was 101,197,081 in 1996, 102,954,823 in 1995, and 104,051,365 in 1994.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  New accounting pronouncement--Effective January 1, 1997, the Corporation must adopt Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities such as accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of certain lease receivables, repurchase agreements and loan syndications and participations. The Corporation does not anticipate that SFAS 125 will have a material impact on the Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

  The Corporation has consummated the following business combinations:

                                                   CONSIDERATION
                                                 ------------------
                                     DATE                  COMMON   METHOD OF
ORGANIZATION                      CONSUMMATED     CASH     STOCK    ACCOUNTING
------------                   ----------------- ------- ---------- ----------
Valley Bancorporation......... May 31, 1994          --  35,681,156  Pooling
Software Alliance Corp........ December 30, 1994 $15,700        --   Purchase
Bank of Burlington............ February 1, 1995      --   1,491,600  Purchase
Mutual Services, Inc. ........ June 27, 1995       5,333        --   Purchase
Citizens Bancorp of Delavan,
 Inc.......................... July 1, 1995          --   1,132,544  Purchase
Sharon State Bank............. July 2, 1995          --     220,000  Purchase
EastPoint Technology, Inc. ... August 7, 1996     25,508        --   Purchase

  EastPoint Technology, Inc. is a software development company specializing in client/server technology. The allocation of the purchase price to the various classes of assets was determined on the basis of an opinion expressed by a nationally recognized independent appraisal firm. The value determined for in-process research and development, where technological feasibility had not yet been established or was not believed to have an alternative future use, was immediately expensed while the values of completed technology and other assets, including the resulting goodwill, are being amortized over their estimated useful lives.

  Acquired in-process research and development expensed during 1996 amounted to $12.1 million and is included in other miscellaneous expense in the Consolidated Statements of Income.

  The results of operations for the acquired companies accounted for as purchases are included in the Consolidated Financial Statements from the dates of acquisition. The pro forma impact on net income from acquisitions is not material.

3. MERGER/RESTRUCTURING

  Certain one-time expenses associated with the 1994 merger with Valley Bancorporation ("Valley") are shown in the Consolidated Statements of Income as Merger/Restructuring and consist of the following:

  Executive contracts................................................ $26,371
  Employee severance costs...........................................  14,775
  Duplicative computer and software write-offs.......................  12,741
  System conversion and standardization costs........................   2,888
  Investment advisor fees............................................   3,420
  Legal, accounting and other professional fees......................   3,826
  Lease terminations and equipment disposals.........................   4,232
  Net gain on sale of duplicative facilities and voluntary
   divestitures......................................................  (1,334)
  Other..............................................................   8,309
                                                                      -------
  Total merger/restructuring......................................... $75,228
                                                                      =======

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


  The executive contracts accrual was the present value of the amounts contractually due to certain Valley executives under their former employment contracts. Payments of $0.2 million were made in 1996 and 1995.

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

  Investment advisors and legal, accounting and other professional fees represent fees paid to consummate the mergers.

  Lease terminations and equipment disposals represent the costs to terminate branch office and other corporate facilities leases, equipment leases and the disposal of equipment.

  Net gain on sale of duplicative facilities and voluntary divestitures represents the gain or loss from the sale of duplicative branch offices and other corporate facilities which were owned. The Corporation voluntarily divested four bank branches with deposits of approximately $34 million and certain portions of its insurance agencies.

  Other charges include the one-time expenses associated with the curtailment of certain Valley defined benefit plans, approximately $3.3 million, costs to eliminate duplicate customer accounts, unusable capitalized inventory, and other costs not deemed to be realizable due to the merger.

4. EXTRAORDINARY ITEMS

  During 1994, the Corporation realized extraordinary gains from the sale of certain bank branches with deposits of $267 million which were required to be divested in conjunction with the regulatory approvals obtained for the merger with Valley.

  Also in 1994, the Corporation prepaid $53 million of Valley's long-term debt consisting of the senior unsecured notes, Series A 9.86% due in 1994 and Series B 9.97% due in 1995. In accordance with the note agreements, a prepayment premium was paid in connection with the early retirement of the debt. The debt was refinanced with the Corporation's medium-term notes.

  The following table summarizes these 1994 transactions:

                                                        EARNINGS PER SHARE
                                                        INCREASE (DECREASE)
                                                        ---------------------
                                      INCOME
                             GROSS      TAX      NET
                             GAIN     EXPENSE   GAIN                  FULLY
                            (LOSS)   (BENEFIT) (LOSS)    PRIMARY     DILUTED
                            -------  --------- -------  ---------   ---------
   Required Divestitures... $22,034   $9,527   $12,507  $    0.13   $    0.12
   Debt Prepayment.........  (1,484)    (519)     (965)     (0.01)      (0.01)
                            -------   ------   -------  ---------   ---------
                            $20,550   $9,008   $11,542  $    0.12   $    0.11
                            =======   ======   =======  =========   =========

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

5. CASH AND DUE FROM BANKS

  At December 31, 1996, $131,378 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve system to maintain certain reserve balances.

6. OTHER SHORT-TERM INVESTMENTS

  Other short-term investments at December 31 were:

                                                                 1996    1995
                                                                ------- -------
   Commercial paper............................................ $13,000 $65,250
   Interest bearing deposits in other banks....................  29,214  28,812
   U.S. Treasury bills.........................................   3,497   1,573
                                                                ------- -------
   Total other short-term investments.......................... $45,711 $95,635
                                                                ======= =======

7. SECURITIES

  The book and market values of securities at December 31 were:

                                           1996                  1995
                                   --------------------- ---------------------
                                   AMORTIZED    MARKET   AMORTIZED    MARKET
                                      COST      VALUE       COST      VALUE
                                   ---------- ---------- ---------- ----------
Investment Securities Available
 for Sale:
 U.S. Treasury and government
  agencies........................ $2,832,067 $2,856,625 $2,330,577 $2,346,866
 States and political
  subdivisions....................        708        719        885        894
 Mortgage backed securities.......     34,209     34,248      5,210      5,220
 Other............................    154,792    173,456     88,826    105,620
                                   ---------- ---------- ---------- ----------
  Total........................... $3,021,776 $3,065,048 $2,425,498 $2,458,600
                                   ========== ========== ========== ==========
Investment Securities Held to
 Maturity:
 States and political
  subdivisions.................... $  769,748 $  772,694 $  446,113 $  448,896
 Other............................      4,056      4,056      4,344      4,344
                                   ---------- ---------- ---------- ----------
  Total........................... $  773,804 $  776,750 $  450,457 $  453,240
                                   ========== ========== ========== ==========

  The unrealized gains and losses of securities at December 31 were:

                                           1996                  1995
                                   --------------------- ---------------------
                                   UNREALIZED UNREALIZED UNREALIZED UNREALIZED
                                     GAINS      LOSSES     GAINS      LOSSES
                                   ---------- ---------- ---------- ----------
Investment Securities Available
 for Sale:
 U.S. Treasury and government
  agencies........................ $   30,061 $    5,503 $   23,964 $    7,675
 States and political
  subdivisions....................         11        --           9        --
 Mortgage backed securities.......        121         82         33         23
 Other............................     18,955        291     17,237        443
                                   ---------- ---------- ---------- ----------
  Total........................... $   49,148 $    5,876 $   41,243 $    8,141
                                   ========== ========== ========== ==========
Investment Securities Held to
 Maturity:
 States and political
  subdivisions.................... $    6,622 $    3,676 $    4,473 $    1,690
 Other............................        --         --         --         --
                                   ---------- ---------- ---------- ----------
  Total........................... $    6,622 $    3,676 $    4,473 $    1,690
                                   ========== ========== ========== ==========

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  The book value and market value of securities by contractual maturity at December 31, 1996 were:

                                   INVESTMENT SECURITIES INVESTMENT SECURITIES
                                    AVAILABLE FOR SALE      HELD TO MATURITY
                                   --------------------- ----------------------
                                   AMORTIZED    MARKET    AMORTIZED    MARKET
                                      COST      VALUE       COST       VALUE
                                   ---------- ---------- ----------------------
   Within one year................ $  442,313 $  445,386 $   67,135  $   67,356
   From one through five years....  1,996,837  2,013,818    193,114     194,269
   From five through ten years....    380,566    384,366    398,954     399,753
   After ten years................    202,060    221,478    114,601     115,372
                                   ---------- ---------- ----------  ----------
   Total.......................... $3,021,776 $3,065,048 $  773,804  $  776,750
                                   ========== ========== ==========  ==========

  The gross realized gains and losses amounted to $22,450 and $7,574 in 1996, $8,821 and $4,266 in 1995, and $3,499 and $9,251 in 1994, respectively.

  At December 31, 1996, securities with a value of approximately $799,866 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

  During 1996 and 1995, approximately $224 and $455 million, respectively, of adjustable rate mortgage loans were securitized and transferred to investment securities available for sale. Approximately $440 of the allowance for loan losses was transferred to a specific investment reserve in 1996 and $2,275 in 1995, to cover estimated losses based on the Corporation's experience with these types of financial instruments. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through government agencies against potential loss. Since inception of the program in 1995 no losses have been incurred. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

  On December 1, 1995 the Corporation transferred and reclassified approximately $182.8 million of investment securities previously classified as held to maturity to available for sale after reassessing the appropriateness of the classification of all investment securities held at that time in accordance with SFAS 115 and the Financial Accounting Standards Board's, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

8. LOANS

  Loans at December 31 were:

                                                             1996       1995
                                                          ---------- ----------
   Commercial, financial, and agricultural............... $2,885,152 $2,903,920
   Industrial development revenue bonds..................     32,241     29,358
   Real estate:
    Construction.........................................    323,420    303,345
    Residential mortgage.................................  2,176,224  2,002,023
    Commercial mortgage..................................  2,379,156  2,189,449
   Personal..............................................  1,174,186  1,163,127
   Lease financing.......................................    331,505    277,680
                                                          ---------- ----------
   Total loans........................................... $9,301,884 $8,868,902
                                                          ========== ==========

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


  The Corporation's lending activities are concentrated primarily in the Midwest. Approximately 4% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $4,031 in foreign credits at December 31, 1996. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1996, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

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

  An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 1996 is presented below. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

  Loans to Directors & Executive Officers:

  Balance, beginning of year.......................................... $168,662
  New loans...........................................................  176,484
  Repayments.......................................................... (202,465)
                                                                       --------
  Balance, end of year................................................ $142,681
                                                                       ========

9. ALLOWANCE FOR LOAN LOSSES

  An analysis of the allowance for loan losses follows:

                                                     1996      1995      1994
                                                   --------  --------  --------
   Balance, beginning of year..................... $161,430  $153,961  $133,600
   Allowance of banks acquired....................      --      2,843       --
   Provision charged to expense...................   15,194    16,158    24,907
   Loan securitization transfer...................     (440)   (2,275)      --
   Charge-offs....................................  (28,408)  (14,615)  (12,561)
   Recoveries.....................................    8,119     5,358     8,015
                                                   --------  --------  --------
   Balance, end of year........................... $155,895  $161,430  $153,961
                                                   ========  ========  ========

  As of December 31, 1996, and 1995, nonaccrual loans totalled $60,176 and $50,598, respectively.

  During 1994, a loan loss provision of $8,950 was charged to expense, after consummation of the merger with Valley, to conform Valley's loan valuation policies with those of the Corporation.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


  At December 31, 1996 and 1995 the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

                                             1996                 1995
                                     -------------------- --------------------
                                      RECORDED  VALUATION  RECORDED  VALUATION
                                     INVESTMENT ALLOWANCE INVESTMENT ALLOWANCE
                                     ---------- --------- ---------- ---------
Total Impaired Loans and Leases
 (Nonaccrual and Renegotiated)......  $61,995              $53,685
Loans and Leases Excluded from
 Evaluation under SFAS 114..........  (25,247)             (22,887)
                                      -------              -------
                                      $36,748              $30,798
                                      =======              =======
Valuation Allowance Required........  $ 6,071    $1,462    $ 8,643    $2,336
No Valuation Allowance Required.....   30,677       --      22,155       --
                                      -------    ------    -------    ------
Impaired Loans Evaluated............  $36,748    $1,462    $30,798    $2,336
                                      =======    ======    =======    ======

  The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $16,697 in 1996 and $4,325 in 1995 against the loan balance outstanding. The required valuation allowance is included in the allowance for loan losses in the Consolidated Balance Sheets.

  The average recorded investment in total impaired loans and leases for the year ended December 31, 1996 and 1995 amounted to $71,255 and $52,827, respectively.

  Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans amounted to $6,482 in 1996 and $3,594 in 1995. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $9,809 in 1996 and $8,430 in 1995.

10. PREMISES AND EQUIPMENT

  The composition of premises and equipment at December 31 was:

                                                                1996     1995
                                                              -------- --------
   Land...................................................... $ 38,566 $ 37,006
   Buildings and leasehold improvements......................  259,352  250,607
   Furniture and equipment...................................  327,088  315,961
                                                              -------- --------
                                                               625,006  603,574
   Less accumulated depreciation.............................  311,625  296,586
                                                              -------- --------
   Total premises and equipment.............................. $313,381 $306,988
                                                              ======== ========

  Depreciation expense was $52,561 in 1996, $45,153 in 1995, and $43,006 in 1994.

  The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $25,908 in 1996, $21,702 in 1995, and $20,567 in 1994, respectively.

  The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 1997 through 2001 are $10,295, $9,690, $8,372, $6,107 and $5,023, respectively.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


11. SHORT-TERM BORROWINGS

  Short-term borrowings at December 31 were:

                                                            1996       1995
                                                         ---------- ----------
   Funds purchased and security repurchase agreements... $1,337,940 $  517,576
   U.S. Treasury demand notes...........................    146,398     17,585
   Commercial paper.....................................     14,234     41,571
   Current maturities of long-term borrowings...........    284,023    398,688
   Other................................................     51,954     39,602
                                                         ---------- ----------
     Total short-term borrowings........................ $1,834,549 $1,015,022
                                                         ========== ==========

  Unused lines of credit primarily to support commercial paper borrowings were $40,000 at December 31, 1996 and 1995.

12. LONG-TERM BORROWINGS

  Long-term borrowings at December 31 were:

                                                                1996     1995
                                                              -------- --------
   CORPORATION:
   8.5% convertible subordinated notes due in 1997..........  $ 16,819 $ 33,637
   6.375% subordinated notes due in 2003....................    99,531   99,475
   Medium-term Series B and C notes.........................   106,050  170,200
   7.65% cumulative company-obligated mandatorily redeemable
    capital trust pass-through securities...................   199,031      --
   Other....................................................    20,619   20,958
   SUBSIDIARIES:
   Bank notes...............................................   129,991  438,823
   Nonrecourse notes........................................    28,825   32,533
   9.75% obligation under capital lease due through 2006....     4,436    4,699
   Other....................................................    14,817   20,913
                                                              -------- --------
                                                               620,119  821,238
   Less current maturities..................................   284,023  398,688
                                                              -------- --------
      Total long-term borrowings............................  $336,096 $422,550
                                                              ======== ========

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

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

common stock (or certain other equity securities) and dedicates the proceeds thereof to the redemption or retirement of the Notes.

  During 1996, $16,818 of the Notes were converted by the holder into 1,922,114 shares of the Corporation's common stock. The common stock acquired by conversion of the Notes was exchanged for 168,185 shares of the Corporation's Series A convertible preferred stock. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

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

  At December 31, 1996, medium-term Series B notes outstanding amounted to $20,050. Such notes mature in 1997 and 1998 and have fixed interest rates of 6.65% to 7.30%. No additional borrowings may occur under the Series B notes. There were $86,000 of medium-term Series C notes outstanding at December 31, 1996. The medium-term Series C notes have fixed interest rates of 6.95% to 7.65% and mature in 1997 and 1998. Approximately $27,130 of unissued Series C notes are remaining and available to be issued in the future. There have been no issuances of the $150 million Series D notes.

  In December 1996, the Corporation formed M&I Capital Trust A (the "Trust") and issued $200 million in liquidation or principal amount of cumulative preferred capital securities to certain accredited institutional investors. Holders of the capital securities are entitled to receive cumulative cash distributions at an annual rate of 7.65% payable semiannually.

  Concurrently with the issuance of the capital securities the Trust invested the proceeds, together with the consideration paid by the Corporation for the common interest in the Trust, in junior subordinated deferrable interest debentures ("subordinated debt") issued by the Corporation. The subordinated debt, which represents the sole asset of the Trust, bears interest at an annual rate of 7.65% payable semiannually and matures on December 1, 2026. The proceeds will be used for general corporate purposes including the repurchase of its common shares.

  The subordinated debt is junior in right of payment to all present and future senior indebtedness of the Corporation. The Corporation may redeem the subordinated debt in whole or in part at any time on or after December 1, 2006 at specified call premiums and at par on or after December 1, 2016. In addition, in certain circumstances the subordinated debt may be redeemed at par upon the occurrence of certain events. The Corporation's right to redeem the subordinated debt is subject to regulatory approval.

  The Corporation has the right subject to certain conditions, to defer payments of interest on the subordinated debt for extension periods, each period not exceeding ten consecutive semiannual periods. As a consequence of the Corporation's extension of the interest payment period, distributions on the capital securities would be deferred. In the event the Corporation exercises its right to extend an interest payment period, the Corporation is prohibited from making dividend or any other equity distributions during such extension period.

  The payment of distributions, liquidation of the Trust or payment upon the redemption of the capital securities are guaranteed by the Corporation.

  The Corporation, as owner of the common interest in the Trust, has the right at any time to terminate the Trust, subject to certain conditions. In circumstances other than maturity or redemption of the subordinated debt,

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

the subordinated debt would be distributed to the holders of the Trust securities on a pro rata basis in liquidation of the holders' interests in the Trust.

  The capital securities qualify as "Tier 1" capital for regulatory capital purposes.

  The Corporation and the Trust have filed a Registration Statement with the Securities and Exchange Commission to register capital securities and register junior subordinated deferrable interest debentures that will be offered in exchange for the existing privately placed capital securities and subordinated debt.

  The bank notes represent unsecured general obligations of the Corporation's banking subsidiaries ("Issuing Banks"). Each of the Corporation's banking subsidiaries is a potential Issuing Bank which may issue bank notes with maturities ranging from 30 days to 15 years at a fixed or floating rate up to a maximum of $1.0 billion aggregate principal amount outstanding at any time. The bank notes are offered through certain designated agents and are offered and sold only to institutional investors. The bank notes are sole obligations of the respective Issuing Banks and are not obligations of or guaranteed by the Corporation. The amount outstanding at December 31, 1996 represents the aggregate borrowings of 5 banking subsidiaries and mature at various times in 1997. Each bank note outstanding has a floating rate which is based on LIBOR plus 1/16 which ranged from 5.81% to 6.00% at December 31, 1996. Interest is payable and the interest rate is reset monthly.

  The nonrecourse notes are reported net of prepaid interest and represent borrowings by the leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.74% at December 31, 1996 and are due in installments over varying periods through 2002. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

  Scheduled maturities of long-term borrowings are: $18,282, $10,439, $2,923 and $1,106 for 1998 through 2001, respectively.

13. SHAREHOLDERS' EQUITY

  The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A convertible, with a $100 value per share for conversion purposes. Series A is nonvoting preferred stock. The same cash dividends will be paid on Series A as would have been paid on the common stock exchanged for Series A. Series A has the same restrictions on sale as are applicable to the 8.5% convertible subordinated notes.

  The holder of the convertible subordinated notes has the option through 1997 to exchange common stock of the Corporation for Series A. If the common stock is acquired by the holder in conversion of the Notes, the exchange ratio is one share of Series A for 11.43 shares of common stock. If acquired otherwise, the exchange ratio is one share of Series A, valued at $100, to the holder's weighted average purchase price per common share. Also, the holder has the option to convert series A into common stock at the same ratio that the common stock was exchanged for Series A. The Corporation has issued 517,129 shares of its Series A convertible preferred stock in exchange for 5,755,071 shares of common stock.

  The preferred stock is treated as a common stock equivalent in all per share calculations.

  The Corporation has a Stock Repurchase Program. Under the most recent provisions approved by the Corporation's Board of Directors, up to 6 million shares may be purchased annually. The shares are being acquired in anticipation of the conversion of the Corporation's 8.5% convertible subordinated notes, to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. In conjunction with the Corporation's Repurchase Program, the

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

Corporation entered into a forward contract and purchased 2.0 million shares of its common stock. The contract provides that in June, 1997, a settlement price will be computed resulting in an adjustment amount. Such adjustment amount, whether positive or negative, may be settled in the Corporation's common stock or cash at the Corporation's option. Including the transaction described above, the Corporation purchased 5.9 million shares in 1996 and has cumulatively purchased 18.4 million shares since inception of the program.

  Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements.

  At December 31, 1996, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the Total capital ratio must meet or exceed 10% and the Leverage ratio must meet or exceed 5%.

  The Corporation's risk-based capital and Leverage ratios are as follows ($ in millions)

                                        RISK-BASED CAPITAL RATIOS
                            ---------------------------------------------------
                            AS OF DECEMBER 31, 1996   AS OF DECEMBER 31, 1995
                            ------------------------- -------------------------
                               AMOUNT       RATIO        AMOUNT       RATIO
                            ------------- ----------- ------------- -----------
Tier 1 capital............      $ 1,361.9      12.71%      $1,167.5      11.71%
Tier 1 capital minimum
 requirement..............          428.5       4.00          398.7       4.00
                            ------------- ----------  ------------- ----------
Excess....................      $   933.4       8.71%      $  768.8       7.71%
                            ============= ==========  ============= ==========
Total capital.............      $ 1,596.4      14.90%      $1,399.3      14.04%
Total capital minimum
 requirement..............          857.1       8.00          797.3       8.00
                            ------------- ----------  ------------- ----------
Excess....................       $  739.3       6.90%      $  602.0       6.04%
                            ============= ==========  ============= ==========
Risk-adjusted assets......      $10,713.4                  $9,965.8
                            =============             =============
                                             LEVERAGE RATIO
                            ---------------------------------------------------
                            AS OF DECEMBER 31, 1996   AS OF DECEMBER 31, 1995
                            ------------------------- -------------------------
                               AMOUNT       RATIO        AMOUNT       RATIO
                            ------------- ----------- ------------- -----------
Tier 1 capital to adjusted
 total assets.............  $     1,361.9       9.61% $     1,167.5       9.07%
Minimum leverage
 requirement..............    425.3-708.8  3.00-5.00    386.3-643.8  3.00-5.00
                            ------------- ----------  ------------- ----------
Excess....................  $ 936.6-653.1  6.61-4.61% $ 781.2-523.7  6.07-4.07%
                            ============= ==========  ============= ==========
Adjusted average total
 assets...................  $    14,175.4             $    12,875.3
                            =============             =============

  All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 1996 and 1995.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 1996, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $122,169.

14. INCOME TAXES

  Total income tax expense for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:

                                                    1996      1995     1994
                                                  --------  --------  -------
   Income before extraordinary items............. $109,711  $106,580  $73,405
   Extraordinary items...........................      --        --     9,008
   Shareholders' Equity:
    Compensation expense for tax purposes in
     excess of amounts recognized for financial
     reporting purposes..........................   (6,367)   (3,415)  (3,442)
    Unrealized gains (losses) on investment
     securities available
     for sale....................................    3,552    30,752  (18,897)
                                                  --------  --------  -------
                                                  $106,896  $133,917  $60,074
                                                  ========  ========  =======

  The current and deferred portions of the provision for income taxes were:

                                                      1996      1995     1994
                                                    --------  --------  -------
   Current:
    Federal........................................ $ 95,811  $ 91,233  $80,758
    State..........................................   13,192    13,900   12,686
                                                    --------  --------  -------
                                                     109,003   105,133   93,444
   Deferred:
    Federal........................................     (167)    1,826  (21,075)
    State..........................................      875      (379)   1,036
                                                    --------  --------  -------
                                                         708     1,447  (20,039)
                                                    --------  --------  -------
       Total provision for income taxes............ $109,711  $106,580  $73,405
                                                    ========  ========  =======

  The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%) :

                                                    1996      1995     1994
                                                  --------  --------  -------
   Tax computed at statutory rates............... $109,599  $104,958  $58,731
   Increase (decrease) in taxes resulting from:
    Federal tax-exempt income....................   (9,547)   (5,972)  (5,972)
    State income taxes, net of Federal tax
     benefit.....................................    9,272     9,891   10,605
    Merger/Restructuring.........................      --        --     7,191
    Other........................................      387    (2,297)   2,850
                                                  --------  --------  -------
       Total provision for income taxes.......... $109,711  $106,580  $73,405
                                                  ========  ========  =======

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


  The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                            1996    1995
                                                           ------- -------
   Deferred tax assets:
    Deferred compensation................................. $11,656 $ 9,396
    Allowance for loan losses.............................  47,110  48,523
    Accrued postretirement benefits.......................  18,973  16,384
    Other.................................................  30,049  25,512
                                                           ------- -------
       Total deferred tax assets.......................... 107,788  99,815
   Deferred tax liabilities:
    Lease revenue reporting...............................  25,101  19,988
    Deferred expense, net of unearned income..............  13,446   9,724
    Premises and equipment, principally due to
     depreciation.........................................  19,691  18,720
    Pension funding versus expense........................     --    1,067
    Purchase accounting adjustments.......................   2,800   3,303
    Unrealized gains and losses...........................  15,407  11,855
    Other.................................................   8,654   8,209
                                                           ------- -------
       Total deferred tax liabilities.....................  85,099  72,866
                                                           ------- ------- ---
       Net deferred tax assets............................ $22,689 $26,949
                                                           ======= =======

  The amount of income tax expense (benefit) related to net securities gains or losses amounted to $6,233, $1,762, and ($2,171), in 1996, 1995, and 1994,
respectively.

15. STOCK OPTION AND RESTRICTED STOCK PLANS

  The Corporation has Executive Stock Option and Restricted Stock Plans which provide for the grant of nonqualified and incentive stock options, stock appreciation rights and rights to purchase restricted shares to key employees at prices ranging from not less than the par value of the common shares to the market value of the shares at the date of grant.

  The nonqualified and incentive stock option plans generally provide for the grant of options to purchase shares of the Corporation's common stock for a period of ten years from the date of grant. Options granted generally become exercisable over a period of two years from the date of grant however, options granted to Directors of the Corporation vest immediately and options granted in 1996 provide a six month vesting period for grants to individuals who meet certain age and years of service criteria at the date of grant.

  Activity relating to nonqualified and incentive stock options was:

                                                          WEIGHTED
                                                          AVERAGE
                                   NUMBER    OPTION PRICE EXERCISE
                                 OF SHARES    PER SHARE    PRICE
                                 ----------  ------------ --------
   Shares under option at
    December 31, 1993...........  6,371,935  $4.02--23.25  $13.26
   Options granted..............  1,115,800  19.25--21.75   19.95
   Options lapsed or
    surrendered.................    (29,889)  5.39--22.75   15.43
   Options exercised............ (1,151,218)  4.02--19.50   10.15
                                 ----------  ------------  ------
   Shares under option at
    December 31, 1994...........  6,306,628  $4.02--23.25  $15.00
   Options granted..............    741,700  20.25--26.19   25.54
   Options lapsed or
    surrendered.................    (32,775)  8.54--22.75   20.82
   Options exercised............   (858,087)  4.02--22.75   10.66
                                 ----------  ------------  ------
   Shares under option at
    December 31, 1995...........  6,157,466  $6.71--26.19  $16.84
                                 ==========  ============  ======

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

                                                            WEIGHTED
                                                            AVERAGE
                                     NUMBER    OPTION PRICE EXERCISE
                                    OF SHARES   PER SHARE    PRICE
                                    ---------  ------------ --------
   Shares under option at December
    31, 1995......................  6,157,466  $6.71--26.19  $16.84
   Options granted................    836,300  25.63--31.88   31.59
   Options lapsed or surrendered..    (71,038)  8.54--26.19   19.00
   Options exercised..............   (973,434)  6.71--26.19   13.33
                                    ---------  ------------  ------
   Shares under option at December
    31, 1996......................  5,949,294  $7.68--31.88  $19.46
                                    =========  ============  ======

  The range of options outstanding at December 31, 1996 were:

                                                              WEIGHTED
                                                               AVERAGE
                                        WEIGHTED-AVERAGE      REMAINING
                NUMBER OF SHARES         EXERCISE PRICE      CONTRACTUAL
    PRICE    ----------------------- -----------------------    LIFE
    RANGE    OUTSTANDING EXERCISABLE OUTSTANDING EXERCISABLE (IN YEARS)
   --------  ----------- ----------- ----------- ----------- -----------
   $ 7--12    1,320,781   1,320,781    $10.12      $10.12        1.9
    13--18    1,268,771   1,268,771     15.85       15.85        5.1
    19--25    1,888,342   1,880,842     20.79       20.79        7.2
   Over $25   1,471,400     362,550     29.26       26.29        9.5
              ---------   ---------    ------      ------        ---
              5,949,294   4,832,944    $19.46      $16.99        6.2
              =========   =========    ======      ======        ===

  Options exercisable at December 31, 1995 and 1994 were 5,024,041 and 4,825,678, respectively. The weighted average exercise price for options exercisable was $12.52 at December 31, 1995 and $10.15 at December 31, 1994.

  In October, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This standard establishes financial accounting and reporting standards for stock-based employee compensation plans.

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

  Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APBO 25), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

  The largest difference between SFAS 123 and APBO 25 as it relates to the Corporation is the amount of compensation cost attributable to the Corporation's fixed stock option plans. Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  As permitted by SFAS 123, the Corporation continues to measure compensation cost for such plans using the accounting method prescribed by APBO 25.

  Had compensation cost for the Corporation's options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                1996     1995
                                                              -------- --------
   Net income
     As reported............................................. $203,430 $193,299
     Pro forma...............................................  200,933  192,855
   Primary earnings per share
     As reported.............................................    $2.07    $1.96
     Pro forma...............................................     2.04     1.95
   Fully diluted earnings per share
     As reported.............................................    $2.02    $1.90
     Pro forma...............................................     2.00     1.89

  The fair value of each option grant was estimated as of the date of grant using the Black--Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

  The grant date fair values and assumptions used to determine such value are as follows:

   OPTIONS GRANTED DURING                                 1996         1995
   ----------------------                              -----------  -----------
   Weighted-average grant date fair value.............       $8.14        $6.50
   Assumptions:
     Risk-free interest rates.........................   5.48-6.51%   5.66-6.91%
     Expected volatility.............................. 19.30-20.36% 19.99-20.50%
     Expected term (in years).........................         6.0          6.0
     Expected dividend yield..........................        2.25%        2.19%

  Activity relating to the Corporation's Restricted Purchase Rights was:

                                                            DECEMBER 31,
                                                        -----------------------
                                                         1996    1995     1994
                                                        ------  -------  ------
   Restricted stock purchase rights outstanding--
    Beginning of Year..................................  5,000   13,000       0
   Restricted stock purchase rights granted............ 19,000   18,000  16,000
   Restricted stock purchase rights exercised.......... (9,000) (26,000) (3,000)
                                                        ------  -------  ------
   Restricted stock purchase rights outstanding--
    End of Year........................................ 15,000    5,000  13,000
   Weighted-average grant date market value............ $30.08   $24.05  $19.69
   Aggregate compensation expense......................   $444     $611    $747

  Restrictions on stock issued pursuant to the exercise of stock purchase rights lapse within a seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

  Shares reserved for the granting of options and stock purchase rights at December 31, 1996 were 1,249,699.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  The Corporation also has a Long-term Incentive Plan (the "plan"). Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount, either in cash, common stock or some combination thereof, equal to some percent (0%- 275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. During 1996, 88,650 units and in 1995, 91,700 units were awarded to certain executives of the Corporation. The vesting period is three years from the date the performance units were awarded. Based on the performance criteria, without regard to the vesting, approximately $4,430 would be due to the participants at December 31, 1996.

16. EMPLOYEE RETIREMENT AND HEALTH PLANS

  The Corporation has a defined contribution retirement plan and an incentive savings plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings plan, employee contributions up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation's return on equity as defined by the plan. Total expense relating to these plans was $24,410, $23,883 and $21,631 in 1996, 1995 and 1994, respectively.

  The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $1,456 in 1996, $1,023 in 1995, and $910 in 1994.

  Valley maintained a trusteed defined benefit retirement plan which covered substantially all its employees. Upon consummation of the merger in 1994 the plan was curtailed and in 1995 was fully terminated through cash distributions and/or purchases of annuities.

  The net pension cost for 1994 included the following components:

   Service cost......................................................... $2,011
   Interest cost........................................................  3,393
   Actual return on plan assets.........................................   (777)
   Net amortization and deferral........................................ (2,279)
                                                                         ------
   Net periodic pension cost before curtailment.........................  2,348
   Curtailment..........................................................  2,301
                                                                         ------
   Total expense........................................................ $4,649
                                                                         ======

  During 1995 expense of $1,789 was recorded in conjunction with the termination of the Valley plan.

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

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


  The components of the accumulated postretirement benefit obligation (APBO) for retiree health benefits reconciled with the amount recognized in the Corporation's Consolidated Balance Sheets at December 31, were:

                                                               1996     1995
                                                              -------  -------
   Accumulated postretirement benefit obligation:
    Retirees................................................. $19,770  $16,022
    Fully eligible active plan participants..................   7,474    9,424
    Active plan participants.................................  16,251   19,434
                                                              -------  -------
                                                               43,495   44,880
   Unrecognized gain (loss)..................................   1,323   (6,152)
                                                              -------  -------
   Accrued postretirement benefit cost....................... $44,818  $38,728
                                                              =======  =======
   Weighted average discount rate used in determining APBO...    7.50%    7.50%
                                                              =======  =======

  Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 includes the following components:

                                                          1996    1995    1994
                                                         ------  ------  ------
   Service cost......................................... $3,553  $2,130  $2,510
   Interest on APBO.....................................  3,322   3,236   2,950
   Net amortization and deferral........................    146     127     617
                                                         ------  ------  ------
                                                         $7,021  $5,493  $6,077
                                                         ======  ======  ======
   Assumed health care cost trend.......................    9.0%   11.0%   12.0%
   Ultimate trend.......................................    5.0%    5.5%    6.5%
   Ultimate year........................................   2016    2022    2016

  The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rate of one percentage point would increase the APBO at December 31, 1996 by $7,280 and increase 1996 postretirement benefit expense by $916.

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Financial instruments with off-balance sheet risk at December 31 were:

                                                             1996       1995
                                                          ---------- ----------
   Financial instruments whose amounts represent credit
    risk:
    Commitments to extend credit:
     To commercial customers............................  $4,054,140 $3,912,442
     To individuals.....................................     937,556    818,888
    Standby letters of credit, net of participations....     309,435    280,750
    Commercial letters of credit........................      14,773     17,342
    Mortgage loans sold with recourse...................       4,199      4,926
   Financial instruments whose amounts exceed the amount
    of credit risk:
    Foreign exchange contracts:
     Commitments to purchase foreign exchange...........     130,718    133,236
     Commitments to deliver foreign exchange............     136,314    136,373
     Options written/purchased..........................       1,000      1,504
   Interest risk management instruments:
    Interest rate swaps.................................     370,000        --
    Interest rate floors................................      50,000        --

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

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

  At December 31, 1996, the Corporation's foreign currency positions resulting from foreign exchange contracts by major currency was as follows ($000's US):

                                                       COMMITMENTS COMMITMENTS
                                                       TO DELIVER  TO PURCHASE
                                                         FOREIGN     FOREIGN
                                                        EXCHANGE    EXCHANGE
                                                       ----------- -----------
   CURRENCY
   Deutsche Mark......................................  $ 51,339    $ 50,981
   French Franc.......................................    13,798      13,465
   English Pound Sterling.............................    21,243      20,928
   Japanese Yen.......................................    16,009      12,155
   Canadian Dollar....................................    15,582      15,291
   Singapore Dollar...................................     5,581       5,576
   Swiss Franc........................................     3,424       3,342
   Australian Dollar..................................     3,307       3,308
   Spanish Peseta.....................................     3,200       3,111
   All Other..........................................     2,831       2,561
                                                        --------    --------
     Total............................................  $136,314    $130,718
                                                        ========    ========
   Average Amount of Contracts To Deliver/Purchase
    Foreign Exchange..................................  $215,206    $210,370
                                                        ========    ========

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  These amounts do not represent the actual credit or market exposure.

  Interest rate swaps are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Swap agreements normally involve the exchange of fixed and floating rate payment obligations without the exchange of the underlying principal amounts.

  All of the Corporation's interest rate swaps are receive fixed/pay floating standard swaps that are utilized to manage the interest volatility associated with variable rate loans at the Corporation's affiliate banks. At December 31, 1996 the Corporation's interest rate swap portfolio consisted of the following ($ in millions):

                                       REMAINING MATURITY IN YEARS
                           ---------------------------------------------------
                                                                   OVER
                           0-1 YRS 1-2 YRS 2-3 YRS 3-4 YRS 4-5 YRS 5 YRS TOTAL
                           ------- ------- ------- ------- ------- ----- -----
Notional value............   --      $75    $175     --     $120    --   $370
Weighted average receive
 rate.....................   --     6.03%   6.25%    --     6.63%   --   6.33%
Weighted average pay rate
 (variable)...............   --     5.50%   5.57%    --     5.54%   --   5.55%

  The impact on net interest income in 1996 was a positive $1.12 million.

  Interest floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market rate falls below the fixed floor or index rate on specified future dates.

  The Corporation uses standard interest rate floors to manage the interest volatility associated with variable rate loans and the convexity risk associated with investments in collateralized mortgage obligations. At December 31, 1996, the Corporation was party to two interest rate floor contracts which are summarized as follows ($ in millions):

                                WEIGHTED--AVERAGE
                       ----------------------------------------------------
       NOTIONAL        STRIKE                              REMAINING             UNAMORTIZED
        AMOUNT          RATE             INDEX            TERM (YEARS)             PREMIUM
       --------        ------            -----            ------------           -----------
        $50.0          5.125%            5.547%               4.8                   $0.4

  No payments were received in 1996 and the effect of amortization of the fee premium was not material.

  The market risk due to potential fluctuations in interest rates is inherent in swap and floor agreements. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from swaps and floors is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 1996 the estimated credit exposure arising from swaps and floors was approximately $4.8 million.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


18. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1996 and 1995 are reflected below:

                      BALANCE SHEET FINANCIAL INSTRUMENTS
                                ($ IN MILLIONS)

                                                  1996              1995
                                            ----------------- -----------------
                                              BOOK     FAIR     BOOK     FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------- -------- --------
Financial Assets:
  Cash and short-term investments.......... $1,013.6 $1,013.6 $  993.1 $  993.1
  Trading securities.......................     39.7     39.7     38.6     38.6
  Investment securities available for
   sale....................................  3,065.0  3,065.0  2,458.6  2,458.6
  Investment securities held to maturity...    773.8    776.8    450.5    453.2
  Net loans................................  9,146.0  9,330.2  8,707.5  8,930.0
  Interest receivable......................     99.1     99.1     96.8     96.8
Financial Liabilities:
  Deposits................................. 10,952.4 11,019.3 10,280.8 10,355.3
  Short-term borrowings....................  1,550.5  1,550.5    616.3    616.3
  Long-term borrowings:
    Convertible debt.......................     16.8     66.6     33.6    100.0
    Other long-term borrowings.............    603.3    603.4    787.6    796.9
  Interest payable.........................     75.6     75.6     72.1     72.1

  Where readily available, quoted market prices were utilized by the Corporation. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The applicable accounting standard excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

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

                                                                       1996 1995
                                                                       ---- ----
   Loan commitments................................................... $1.7 $1.5
   Letters of credit..................................................  2.4  2.2

  Foreign exchange contracts are carried at market value (U.S. dollar equivalent of the underlying contract). The fair value of options written/purchased are based on the market value of the premium paid as of the reporting date.

                                                                   1996   1995
                                                                  ------ ------
   Commitments to purchase foreign exchange...................... $130.7 $133.2
   Commitments to deliver foreign exchange.......................  136.3  136.4
   Options written/purchased.....................................    0.0    0.0

  Interest rate swaps and floors are assigned a value based on a discounted cash flow analysis utilizing the forward yield curve.

                                                                            1996
                                                                            ----
   Interest rate swaps..................................................... $2.2
   Interest rate floors....................................................  0.4

  See Note 17 for additional information on off-balance sheet financial instruments.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


19. BUSINESS SEGMENTS

  The following table reflects certain information regarding our banking and data processing businesses:

                                                    ADJUSTMENTS
                                            DATA        AND
                              BANKING    PROCESSING ELIMINATIONS CONSOLIDATION
                            -----------  ---------- ------------ -------------
1996
Revenue from:
 Unaffiliated customers.... $ 1,206,230   $268,526         --     $ 1,474,756
 Affiliated customers......       7,945     77,100    ($85,045)           --
                            -----------   --------    --------    -----------
Total revenue.............. $ 1,214,175   $345,626    ($85,045)   $ 1,474,756
                            ===========   ========    ========    ===========
Operating profit........... $   286,006   $ 27,135         --     $   313,141
                            ===========   ========    ========    ===========
Identifiable assets........ $14,537,602   $274,926    ($49,215)   $14,763,313
                            ===========   ========    ========    ===========
Net capital expenditures... $    11,850   $ 38,822         --     $    50,672
                            ===========   ========    ========    ===========
1995
Revenue from:
 Unaffiliated customers.... $ 1,134,928   $213,914         --     $ 1,348,842
 Affiliated customers......       8,388     70,946    ($79,334)           --
                            -----------   --------    --------    -----------
Total revenue.............. $ 1,143,316   $284,860    ($79,334)   $ 1,348,842
                            ===========   ========    ========    ===========
Operating profit........... $   264,996   $ 34,883         --     $   299,879
                            ===========   ========    ========    ===========
Identifiable assets........ $13,166,362   $242,695    ($65,960)   $13,343,097
                            ===========   ========    ========    ===========
Net capital expenditures... $     6,859   $ 33,022         --     $    39,881
                            ===========   ========    ========    ===========
1994
Revenue from:
 Unaffiliated customers.... $ 1,019,369   $159,418         --     $ 1,178,787
 Affiliated customers......       6,815     72,068    ($78,883)           --
                            -----------   --------    --------    -----------
Total revenue.............. $ 1,026,184   $231,486    ($78,883)   $ 1,178,787
                            ===========   ========    ========    ===========
Operating profit before
 Merger/Restructuring...... $   211,897   $ 31,134         --     $   243,031
                            ===========   ========    ========    ===========
Operating profit........... $   150,352   $ 17,451    $    --     $   167,803
                            ===========   ========    ========    ===========
Identifiable assets........ $12,463,178   $208,216    $(58,445)   $12,612,949
                            ===========   ========    ========    ===========
Net capital expenditures... $    (3,184)  $ 32,179         --     $    28,995
                            ===========   ========    ========    ===========

  Our banking operations provide traditional banking products along with trust, mortgage banking, leasing, and venture capital services. M&I Data Services, a division of the Parent Corporation, along with three other nonbank subsidiaries, (collectively "Data Services"), provides data processing, software, and other related services to both affiliated and unaffiliated customers. In addition, a Valley affiliate provided similar services and other operational support to affiliated customers and merged with M&I Data Services upon consummation of the merger.

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


  Revenues from affiliated customers are charged at rates available to and transacted with unaffiliated customers.

  Operating profit is pretax net income. The 1996 operating profit for the banking services include the $2.7 million special assessment associated with SAIF deposits enacted into law in September, 1996. The 1996 operating profit of Data Services include the $12.1 million expense for acquired in-process research and development as discussed in Note 2. Depreciation and amortization expense for the banking services business amounted to $3,411, $8,189, and $40,733 in 1996, 1995, and 1994, respectively, and for data services amounted to $50,201 in 1996, $38,978 in 1995, and $31,224 in 1994.

20. CONDENSED FINANCIAL INFORMATION--PARENT CORPORATION ONLY

                           CONDENSED BALANCE SHEETS
                                  DECEMBER 31

                                                             1996       1995
                                                          ---------- ----------
   ASSETS
   Cash and cash equivalents............................. $   74,432 $   36,689
   Data processing services receivables..................     65,838     60,034
   Indebtedness of affiliates:
    Banks................................................        --       5,000
    Nonbanks.............................................    184,050    173,690
   Investments in affiliates:
    Banks................................................  1,025,127  1,075,011
    Nonbanks.............................................    220,993    164,860
   Premises and equipment, net...........................    120,826    115,627
   Other assets..........................................    177,340    116,136
                                                          ---------- ----------
       Total assets...................................... $1,868,606 $1,747,047
                                                          ========== ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Commercial paper issued............................... $   14,234 $   41,571
   Other liabilities.....................................    144,926    123,589
   Long-term borrowings:
    7.65% Junior Subordinated Deferrable Interest
    Debentures due to M&I Capital Trust A................    205,217        --
    Other................................................    243,019    324,270
                                                          ---------- ----------
       Total long-term borrowings........................    448,236    324,270
                                                          ---------- ----------
       Total liabilities.................................    607,396    489,430
   Shareholders' equity..................................  1,261,210  1,257,617
                                                          ---------- ----------
       Total liabilities and shareholders' equity........ $1,868,606 $1,747,047
                                                          ========== ==========

  Scheduled maturities of long-term borrowings are $128,594 in 1997, $9,490 in 1998, $4,348 in 1999, $575 in 2000 and $202 in 2001. See Note 12 for a
description of the junior subordinated debt due to M&I Capital Trust A.

          DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


                         CONDENSED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31

                                                     1996      1995     1994
                                                   --------  -------- --------
INCOME
Cash dividends:
 Bank affiliates.................................. $217,050  $141,928 $ 94,812
 Nonbank affiliates...............................   11,687    11,624   14,690
Interest from affiliates..........................   12,959    10,491   12,172
Data processing income............................  335,127   284,141  230,518
Service fees and other............................   36,988    37,322   33,068
                                                   --------  -------- --------
   Total income...................................  613,811   485,506  385,260
EXPENSE
Interest..........................................   23,016    26,851   23,214
Salaries and employee benefits....................  180,574   151,519  126,171
Administrative and general........................  151,380   122,276  155,297
                                                   --------  -------- --------
   Total expense..................................  354,970   300,646  304,682
Income before income taxes, extraordinary items
 and equity in undistributed net income of
 affiliates.......................................  258,841   184,860   80,578
Provision for income taxes........................   11,101     9,549      475
                                                   --------  -------- --------
Income before extraordinary items and equity in
 undistributed net income of affiliates...........  247,740   175,311   80,103
Extraordinary items, net of income taxes..........      --        --      (610)
                                                   --------  -------- --------
Income before equity in undistributed net income
 of affiliates....................................  247,740   175,311   79,493
Equity in undistributed net income of affiliates,
 net of dividends paid:
 Banks............................................  (58,481)    5,755   29,430
 Nonbanks.........................................   14,171    12,233   (2,983)
                                                   --------  -------- --------
   Net income..................................... $203,430  $193,299 $105,940
                                                   ========  ======== ========

          DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


                       CONDENSED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31


                                            1996        1995         1994
                                          ---------  -----------  -----------
Cash Flows From Operating Activities:
Net income............................... $ 203,430  $   193,299  $   105,940
Noncash items included in income:
 Equity in undistributed net income of
  affiliates.............................    44,310      (17,988)     (26,447)
 Depreciation and amortization...........    51,407       42,264       40,596
 Other...................................    14,058       10,372      (20,661)
                                          ---------  -----------  -----------
 Net cash provided by operating
  activities.............................   313,205      227,947       99,428
Cash Flows From Investing Activities:
 Increases in indebtedness of
  affiliates.............................  (140,684)    (256,220)     (28,136)
 Decreases in indebtedness of
  affiliates.............................   135,324      228,251      155,658
 Increases in investments in affiliates..   (27,756)        (215)     (20,300)
 Net capital expenditures................   (36,897)     (33,755)     (33,069)
 Other...................................   (74,519)     (11,298)       3,279
                                          ---------  -----------  -----------
 Net cash provided by (used in) investing
  activities.............................  (144,532)     (73,237)      77,432
Cash Flows From Financing Activities:
 Dividends paid..........................   (69,878)     (62,985)     (57,575)
 Proceeds from issuance of commercial
  paper..................................   641,754    1,406,388    1,578,618
 Principal payments on commercial paper..  (669,091)  (1,439,343)  (1,604,384)
 Proceeds from issuance of long-term
  debt...................................   197,628          --       158,563
 Payments on long-term debt..............   (72,417)     (17,619)     (67,229)
 Decrease in other short-term
  borrowings.............................       --           --       (50,000)
 Purchase of common stock................  (172,023)     (61,104)    (101,887)
 Proceeds from exercise of stock
  options................................    12,908        9,079       11,682
 Other...................................       189          406       (1,043)
                                          ---------  -----------  -----------
 Net cash used in financing activities...  (130,930)    (165,178)    (133,255)
                                          ---------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents.............................    37,743      (10,468)      43,605
Cash and cash equivalents, beginning of
 year....................................    36,689       47,157        3,552
                                          ---------  -----------  -----------
Cash and cash equivalents, end of year... $  74,432  $    36,689  $    47,157
                                          =========  ===========  ===========

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                          ($000'S EXCEPT SHARE DATA)

  Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 1996 and 1995.

                                                       QUARTER ENDED
                                            -----------------------------------
                                            DEC. 31  SEPT. 30 JUNE 30  MARCH 31
                                            -------- -------- -------- --------
1996
Total Interest Income...................... $255,355 $246,625 $236,027 $233,429
Net Interest Income........................  132,898  126,251  123,933  122,637
Provision for Loan Losses..................    4,086    3,983    3,548    3,577
Income before Income Taxes.................   96,459   67,298   76,800   72,584
Net Income.................................   61,869   45,038   50,368   46,155
Net Income Per Share:*
 Primary:
  Net Income...............................     0.63     0.46     0.51     0.47
 Fully Diluted:
  Net Income...............................     0.62     0.45     0.50     0.46
1995
Total Interest Income...................... $236,598 $235,587 $230,792 $221,683
Net Interest Income........................  125,366  122,884  122,283  120,944
Provision for Loan Losses..................    4,100    4,070    4,005    3,983
Income before Income Taxes.................   80,003   76,863   71,034   71,979
Net Income.................................   52,348   48,579   46,237   46,135
Net Income Per Share:*
 Primary:
  Net Income...............................     0.53     0.49     0.47     0.47
 Fully Diluted:
  Net Income...............................     0.51     0.48     0.46     0.46

                                                 1996   1995  1994  1993  1992
                                                ------ ------ ----- ----- -----
COMMON DIVIDENDS DECLARED
First Quarter.................................. $0.165 $0.150 $0.14 $0.12 $0.11
Second Quarter.................................  0.185  0.165  0.15  0.14  0.12
Third Quarter..................................  0.185  0.165  0.15  0.14  0.12
Fourth Quarter.................................  0.185  0.165  0.15  0.14  0.12
                                                ------ ------ ----- ----- -----
                                                $0.720 $0.645 $0.59 $0.54 $0.47
                                                ====== ====== ===== ===== =====

--------
* May not add due to rounding

                             PRICE RANGE OF STOCK
                              (LOW AND HIGH BID)

                                     1996    1995     1994     1993      1992
                                    ------- ------- -------- --------- ---------
First Quarter
 Low............................... $24 5/8 $18 1/8 $20      $21 1/6   $17 1/4
 High..............................  26 1/4  21 3/4  23 3/4   23 5/16   18 1/4
Second Quarter
 Low...............................  24 7/8  19 7/8  19 1/4   22 15/16  16 15/16
 High..............................  28 1/8  22 3/4  22 1/4   25 3/4    20 9/16
Third Quarter
 Low...............................  25 1/2  22 1/8  19 5/8   21 1/4    19 3/16
 High..............................  30 1/8  26 1/4  21 3/4   25        21 13/16
Fourth Quarter
 Low...............................  30      24      18       21 3/4    20 1/16
 High..............................  35 3/8  26 3/8  20 9/16  24 1/4    22 1/16

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Shareholders and the Board of Directors of Marshall & Ilsley
Corporation:

  We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

  As discussed in note one to the consolidated financial statements, effective January 1, 1994, the Corporation changed its method of accounting for certain investments in debt and equity securities.

                                          /s/ Arthur Andersen LLP

Milwaukee, Wisconsin,
January 31, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997, except for information as to executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

    Consolidated Financial Statements:
      Balance Sheets--December 31, 1996 and 1995
      Statements of Income--years ended December 31, 1996, 1995, and 1994 Statements of Cash Flows--years ended December 31, 1996, 1995, and 1994
      Statements of Shareholders' Equity--years ended December 31, 1996, 1995 and 1994
      Notes to Consolidated Financial Statements
      Report of Independent Public Accountants

  2. Financial Statement Schedules

    All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

  3. Exhibits

    See Index to Exhibits of this Form 10-K.

(b) Reports on Form 8-K

    On December 13, 1996, M&I filed a Current Report on Form 8-K, reporting on Item 5 the announcement of the sale of $200 million of Trust Preferred Stock through M&I Capital Trust A in an institutional private placement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARSHALL & ILSLEY CORPORATION

                                                    /s/  J. B. Wigdale
                                          By: _________________________________
                                                       J. B. WIGDALE
                                                   CHAIRMAN OF THE BOARD

                                          Date: March 3, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          /s/ J. B. Wigdale            Chairman of the          March 3, 1997
-------------------------------------   Board and a
            J. B. WIGDALE               Director (Chief
                                        Executive Officer)

       /s/ G. H. Gunnlaugsson          Executive Vice           March 3, 1997
-------------------------------------   President and a
         G. H. GUNNLAUGSSON             Director (Chief
                                        Financial Officer)

        /s/ P. R. Justiliano           Senior Vice              March 3, 1997
-------------------------------------   President and
          P. R. JUSTILIANO              Corporate
                                        Controller
                                        (Principal
                                        Accounting Officer)


Directors: Richard A. Abdoo, Oscar C. Boldt, Wendell F. Busche, Jon F. Chait,
           Glenn A. Francke, G. H. Gunnlaugsson, Burleigh E. Jacobs, Jack F. Kellner, D. J. Kuester, Edward L Meyer, Jr., Don R. O'Hare, San W. Orr, Jr., Peter M. Platten III, Stuart W. Tisdale, J. B. Wigdale, James O. Wright and Gus A. Zuehlke.


          /s/ M. A. Hatfield
By___________________________________
            M. A. HATFIELD
         AS ATTORNEY-IN-FACT*
                                                            Date: March 3, 1997

--------
* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                         MARSHALL & ILSLEY CORPORATION

                               INDEX TO EXHIBITS
                                 (ITEM 14(A)3)

                                      ITEM

 (2) Agreement and Plan of Merger dated as of September 19, 1993, between M&I and Valley Bancorporation, incorporated by reference to M&I's Current Report on Form 8-K dated September 19, 1993 (as amended by M&I's Current Report on Form 8-K/A dated September 19, 1993), SEC File No. 0-1220
 (3) (a) Restated Articles of Incorporation, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, SEC File No. 0-1220
     (b) By-laws, as amended, incorporated by reference to M&I's Annual Report on form 10-K for the year ended December 31, 1995, SEC File No. 0-1220
 (4) (a) Indenture between M&I and Chemical Bank (as successor to Manufacturers Hanover Trust Company) dated as of November 15, 1985 ("Senior Indenture"), incorporated by reference to M&I's Registration Statement on Form S-3 (Registration No. 33-21377), as supplemented by the First Supplemental Indenture to the Senior Indenture dated as of May 31, 1990, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, and as supplemented by the Second Supplemental Indenture to the Senior Indenture dated as of July 15, 1993, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 0-1220
     (b) Form of Medium Term Notes, Series B, issued pursuant to the Senior Indenture, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, SEC File No. 0-1220
     (c) Form of Medium Term Notes, Series C, and Series D issued pursuant to the Senior Indenture, included in Exhibit 4(a)
     (d) Indenture between M&I and Chemical Bank dated as of July 15, 1993 ("Subordinated Indenture"), incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 0-1220
     (e) Form of Subordinated Note issued pursuant to the Subordinated Indenture, included in Exhibit 4(d)
     (f) Investment Agreement between M&I and The Northwestern Mutual Life Insurance Company dated August 30, 1985, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220
     (g) Subordinated Convertible Note Agreement between The Northwestern Mutual Life Insurance Company dated December 31, 1985, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220
     (h) Form of Convertible Subordinated Note, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220
     (i) Designation of Rights and Preferences of holders of Series A Preferred Stock, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220
     (j) Amended and Restated Declaration of Trust dated as of December 9, 1996 among Marshall & Ilsley Corporation, as Sponsor, The Chase Manhattan Bank, as Institutional Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Regular Trustees identified therein, and the holders from time to time of undivided interests in the assets of the Trust, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 333-19809)
     (k) Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 333-19809)

      (l) First Supplemental Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 333-19809)
      (m) Form of Capital Security Certificate for M&I Capital Trust A, included as Exhibit A-2 to Exhibit 4(k)
      (n) Capital Securities Guarantee Agreement, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 333-19809)
      (o) Registration Rights Agreement dated December 2, 1996, by and among Marshall & Ilsley Corporation, M&I Capital Trust A and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 333-19809)
      (p) Form of Subordinated Debt Security, included as part of Exhibit 4(m)
 (10) (a) 1983 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*
      (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*
      (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 0-1220*
      (d) Directors Deferred Compensation Plan, adopted on February 14, 1985, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, SEC File No. 0-1220*
      (e) Consulting Agreement and Supplemental Retirement Plan dated as of October 1, 1986 between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*
      (f) Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of August 13, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*
      (g) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*
      (h) 1986 Non-Qualified Stock Option Plan of M&I and related Stock Option Agreement between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*
      (i) Form of employment agreements, dated November 5, 1990, between M&I and Messrs. Gunnlaugsson, Kuester, Strelow and Wigdale incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*
      (j) Employment agreement, dated November 5, 1990, between M&I and Mr. Michael A. Hatfield incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

     (k) Employment agreement, dated as of November 5, 1990, between M&I and Mr. Delgadillo, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*
     (l) Restricted Stock Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*
     (m) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*
     (n) Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*
     (o) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*
     (p) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*
     (q) Supplemental Retirement Agreement dated December 10, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, SEC File No. 0-1220*
     (r) Amendment to Supplemental Retirement Agreement dated December 16, 1993, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*
     (s) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53155)*
     (t) Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I's Proxy Statement for the 1994 Annual Meeting of Shareholders, SEC File No. 0-1220*
     (u) Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I's Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 0-1220*
     (v) Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53897)*
     (w) Valley Bancorporation 1992 Incentive Stock Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1992 Annual Meeting of Shareholders (the "Valley 1992 Proxy Statement")*
     (x) Valley Bancorporation 1992 Outside Directors' Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*
     (y) Valley Bancorporation 1988 Nonqualified Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1988 Annual Meeting of Shareholders*
     (z) Valley Bancorporation 1986 Amended and Restated Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1987 Annual Meeting of Shareholders*
     (aa) Employment agreement between M&I and Mr. Peter M. Platten, III, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

      (bb) Letter agreement dated January 25, 1994 between Valley
           Bancorporation and Mr. Peter M. Platten, III incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 0-1220*
      (cc) Employment agreement, dated as of December 14, 1995, between M&I and Ms. Patricia R. Justiliano incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 0-1220*
      (dd) Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to the 1997 Proxy Statement*
      (ee) Marshall & Ilsley Corporation Executive Deferred Compensation Plan*
      (ff) Deferred Compensation Trust II between Marshall & Ilsley Corporation and Marshall & Ilsley Trust Company*
      (gg) Marshall & Ilsley Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to the 1997 Proxy Statement*
      (hh) Amended and Restated Marshall & Ilsley Corporation Supplementary Retirement Benefits Plan*
 (11) Computation of Net Income Per Common Share
 (12) Computation of Ratio of Earnings to Fixed Charges
 (21) Subsidiaries
 (23) Consent of Arthur Andersen LLP
 (24) Powers of Attorney
 (27) Financial Data Schedule

  M&I will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.
 --------
 * Management contract or compensatory plan or arrangement.