Form 10-Q
period 1997-03-31
MARSHALL & ILSLEY CORP/WI/
filed 1997-05-15
CIK 62741

                            FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997
               ---------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                       April 30, 1997
            -----                                      ----------------
Common Stock, $1.00 Par Value                             88,639,389

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                                March 31,     December 31,  March 31,
Assets                                            1997          1996          1996
------                                      -----------------------------------------
Cash and cash equivalents:
  Cash and due from banks                   $    683,073  $    780,562  $    617,746
  Federal funds sold and
    security resale agreements                   108,776       123,880        91,878
  Money market funds                              56,376        63,482        56,748
                                            ------------- ------------- -------------
Total cash and cash equivalents                  848,225       967,924       766,372

Trading securities                                42,076        39,671        31,211
Other short-term investments                      48,139        45,711        74,599
Investment securities available for sale at
  market value                                 2,977,094     3,065,048     2,699,621
Investment securities held to maturity,
  market value $813,497 ($776,750 December 31,
  and $509,557 March 31, 1996)                   812,122       773,804       509,487
                                            ------------- ------------- -------------
Total investment securities                    3,789,216     3,838,852     3,209,108

Loans                                          9,576,716     9,301,884     8,782,236
  Less: Allowance for loan losses                154,599       155,895       161,841
                                            ------------- ------------- -------------
Net loans                                      9,422,117     9,145,989     8,620,395

Premises and equipment, net                      318,092       313,381       302,334
Accrued interest and other assets                422,351       411,785       372,553
                                            ------------- ------------- -------------
Total Assets                                $ 14,890,216  $ 14,763,313  $ 13,376,572
                                            ============= ============= =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $  2,261,330  $  2,470,882  $  2,079,165
  Interest bearing                             8,574,325     8,481,476     7,982,109
                                            ------------- ------------- -------------
Total deposits                                10,835,655    10,952,358    10,061,274
Funds purchased and security
    repurchase agreements                      1,656,974     1,337,940       813,479
Other short-term borrowings                      401,598       496,609       606,362
Accrued expenses and other liabilities           367,776       379,100       329,197
Long-term borrowings                             348,042       336,096       310,036
                                            ------------- ------------- -------------
Total liabilities                             13,610,045    13,502,103    12,120,348

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 685,314 shares issued (517,129
    December 31, and 348,944 March 31, 1996)         685           517           349
  Common stock, $1.00 par value; 99,494,335
    shares issued                                 99,494        99,494        99,494
  Additional paid-in capital                     209,855       204,135       188,884
  Retained earnings                            1,246,450     1,209,167     1,105,836
  Less: Treasury common stock, at cost;
        10,846,046 shares (10,910,798 December 31,
        and 6,854,035 March 31, 1996)            286,186       279,143       151,620
        Deferred compensation                      1,170           825         1,098
  Net unrealized gains on securities
    available for sale, net of related taxes      11,043        27,865        14,379
                                            ------------- ------------- -------------
Total shareholders' equity                     1,280,171     1,261,210     1,256,224
                                            ------------- ------------- -------------
Total Liabilities and
  Shareholders' Equity                      $ 14,890,216  $ 14,763,313  $ 13,376,572
                                            ============= ============= =============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                             Three Months Ended March 31,
                                            -----------------------------
Interest income                                   1997          1996
---------------                             ------------- -------------
  Loans                                     $    194,946  $    185,816
  Investment securities:
    Taxable                                       50,091        38,573
    Exempt from Federal income taxes              10,008         6,156
  Trading securities                                 483           257
  Short-term investments                           2,395         2,627
                                            ------------- -------------
Total interest income                            257,923       233,429

Interest expense
----------------
  Deposits                                        94,309        87,602
  Short-term borrowings                           23,823        10,026
  Long-term borrowings                            10,149        13,164
                                            ------------- -------------
Total interest expense                           128,281       110,792
                                            ------------- -------------
Net interest income                              129,642       122,637
Provision for loan losses                          4,311         3,577
                                            ------------- -------------
Net interest income after
  provision for loan losses                      125,331       119,060

Other income
------------
  Data processing services                        80,140        58,382
  Trust services                                  18,931        16,803
  Other customer services                         29,557        28,901
  Net securities gains                               803            50
  Other                                            8,164         8,577
                                            ------------- -------------
Total other income                               137,595       112,713

Other expense
-------------
  Salaries and employee benefits                 105,382        91,628
  Net occupancy                                   10,130         9,974
  Equipment                                       20,864        19,401
  Software Expenses                                4,572         3,569
  Payments to regulatory agencies                    601           540
  Processing charges                               5,770         4,942
  Supplies and printing                            4,115         4,611
  Professional services                            4,126         3,958
  Other                                           25,207        20,566
                                            ------------- -------------
Total other expense                              180,767       159,189
                                            ------------- -------------
Income before income taxes                        82,159        72,584
Provision for income taxes                        27,360        26,429
                                            ------------- -------------
Net income                                  $     54,799  $     46,155
                                            ============= =============
Net income per common share
---------------------------
  Primary                                   $       0.57  $       0.47
  Fully Diluted                                     0.56          0.46

Dividends paid per common share             $      0.185  $      0.165

Weighted average common shares outstanding:
  Primary                                         96,385        98,192
  Fully diluted                                   98,288       102,089

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                             Three Months Ended March 31,
                                            -----------------------------
                                                  1997          1996
                                            ------------- -------------
Net Cash Provided by Operating Activities   $     57,872  $     22,862

Cash Flows From Investing Activities:
-------------------------------------
  Net decrease in securities with maturities
    of three months or less                        2,500        21,135
  Proceeds from sales of securities
    available for sale                            80,207       190,943
  Proceeds from maturities of longer
    term securities                              155,923       205,007
  Purchases of longer term securities           (216,703)     (619,478)
  Net (increase) decrease in loans              (284,630)       22,297
  Purchases of assets to be leased               (52,542)      (31,715)
  Principal payments on lease receivables         39,622        33,441
  Fixed asset purchases, net                     (14,445)       (6,374)
  Other                                            2,004           625
                                            ------------- -------------
    Net cash used in
       investing activities                     (288,064)     (184,119)
                                            ------------- -------------
Cash Flows From Financing Activities:
-------------------------------------
  Net decrease in deposits                      (116,703)     (219,503)
  Proceeds from issuance of commercial paper      79,743       285,889
  Payments for maturity of commercial paper (81,036) (265,361) Net increase in other short-term
    borrowings                                   374,325       276,713
  Proceeds from issuance of long-term debt         8,916         4,923
  Payments of long-term debt                    (125,369)      (11,072)
  Dividends paid                                 (17,516)      (15,926)
  Purchases of treasury stock                    (22,190)      (27,566)
  Other                                           10,323         2,043
                                            ------------- -------------
    Net cash provided by financing
       activities                                110,493        30,140
                                            ------------- -------------
Net decrease in cash and cash equivalents       (119,699)     (131,117)

Cash and cash equivalents, beginning of year     967,924       897,489
                                            ------------- -------------
Cash and cash equivalents, end of period    $    848,225  $    766,372
                                            ============= =============
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                $    123,467  $    115,494
    Income taxes                                   8,914         6,599

See notes to financial statements.

                            MARSHALL & ILSLEY CORPORATION
                            Notes to Financial Statements

                          March 31, 1997 & 1996 (Unaudited)


 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1996 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1996 consolidated financial statements and analyses have been reclassified to conform with the 1997 presentation.

 2. The Corporation has 5,000,000 shares of preferred stock authorized, of which, the Board of Directors has designated 2,000,000 shares as Series
     A convertible, with a $100 value per share for conversion and liquidation purposes.

     The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.

 3.  The Corporation's loan portfolio consists of the following ($000's):

                                            March 31,  December 31,   March 31,
                                              1997         1996         1996
                                          -----------  -----------  -----------
   Commercial, financial & agricultural  $ 3,056,559  $ 2,917,393  $ 2,974,790
   Real estate:
      Construction                           315,401      323,420      273,594
      Residential Mortgage                 2,245,344    2,176,224    1,923,288
      Commercial Mortgage                  2,461,223    2,379,156    2,195,744
                                          -----------  -----------  -----------
   Total real estate                       5,021,968    4,878,800    4,392,626
   Personal                                1,144,859    1,174,186    1,133,406
   Lease financing                           353,330      331,505      281,414
                                          -----------  -----------  -----------
                                         $ 9,576,716    9,301,884  $ 8,782,236
                                          ===========  ===========  ===========


4.   Investment securities, by type, held by the Corporation are as follows ($000's):
                                            March 31,  December 31,   March 31,
                                              1997         1996         1996
                                          -----------  -----------  -----------
   Investment securities held to maturity:
      State and political subdivisions   $   808,072  $   769,748  $   505,430
      Other                                    4,050        4,056        4,057
                                          -----------  -----------  -----------
   Investment securities
      held to maturity                       812,122      773,804      509,487

   Investment securities available for sale:
      U.S. treasury and
        government agencies                2,830,401    2,856,625    2,563,789
      State and political subdivisions           717          719          896
      Other                                  145,976      207,704      134,936
                                          -----------  -----------  -----------
   Investment securities
      available for sale                   2,977,094    3,065,048    2,699,621
                                          -----------  -----------  -----------
    Total investment securities          $ 3,789,216  $ 3,838,852  $ 3,209,108
                                          ===========  ===========  ===========

                            MARSHALL & ILSLEY CORPORATION
                       Notes to Financial Statements - Continued

                          March 31, 1997 & 1996 (Unaudited)


 5. On March 31, 1997, $16.8 million of the Corporation's 8.5% convertible subordinated notes were converted by the holder into 1,922,114 shares of the Corporation's common stock. The common stock acquired by conversion of the notes was exchanged for 168,185 shares of the Corporation's Series A convertible preferred stock. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.


 6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and purports to simplify the standards for computing EPS and makes them comparable to international standards.

     SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to the previous standard.

     The Corporation is required to adopt the new standard in its year-end 1997 financial statements. All prior period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted.

     The pro forma impact of adopting SFAS No. 128 for the three months ended March 31, 1997 and 1996 is as follows (in thousands except per share):

                                                Three Months Ended        Three Months Ended
                                                  March 31, 1997            March 31, 1996
                                             ------------------------  ------------------------
                                                 Basic       Diluted       Basic       Diluted
                                             ------------------------  ------------------------
  Pro Forma Earnings Per Share              $      0.60  $      0.56  $      0.49 $       0.46
                                             ===========  ===========  ===========  ===========

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                              Three Months Ended March 31,
                                              ---------------------------
Assets                                           1997          1996
------                                        ------------- -------------
Cash and due from banks                     $    578,564  $    590,807
Short-term investments                           180,108       192,583
Trading securities                                40,528        20,322

Investment securities:
  Taxable                                      3,027,293     2,526,363
  Tax-exempt                                     848,712       533,576
                                            ------------- -------------
Total investment securities                    3,876,005     3,059,939

Loans:
  Commercial                                   2,946,136     2,896,492
  Real estate                                  4,933,500     4,422,370
  Personal                                     1,159,720     1,146,921
  Lease financing                                342,995       277,227
                                            ------------- -------------
                                               9,382,351     8,743,010
  Less: Allowance for loan losses                157,314       162,517
                                            ------------- -------------
Total loans                                    9,225,037     8,580,493

Premises and equipment, net                      316,588       304,693
Accrued interest and other assets                390,713       350,957
                                            ------------- -------------
Total Assets                                $ 14,607,543  $ 13,099,794
                                            ============= =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $  2,087,103  $  2,013,864
  Interest bearing                             8,513,308     7,922,347
                                            ------------- -------------
Total deposits                                10,600,411     9,936,211
Funds purchased and security repurchase
  agreements                                   1,645,089       678,786
Other short-term borrowings                      164,563        90,114
Long-term borrowings                             574,791       819,374
Accrued expenses and other liabilities           344,549       309,430
                                            ------------- -------------
Total liabilities                             13,329,403    11,833,915

Shareholders' equity                           1,278,140     1,265,879
                                            ------------- -------------
Total Liabilities and Shareholders' Equity  $ 14,607,543  $ 13,099,794
                                            ============= =============

MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

Net income for the first quarter of 1997 amounted to $54.8 million compared to $46.2 million for the same period in the prior year. Primary and fully diluted earnings per share were $.57 and $.56, respectively for the three months ended March 31, 1997, compared with $.47 and $.46, respectively for the three months ended March 31, 1996. The return on average assets and average equity were 1.52% and 17.39% for the quarter ended March 31, 1997 and 1.42% and 14.66% for the quarter ended March 31, 1996.

The increase in net income of $8.6 million or 18.7% in the current quarter compared with the same quarter last year reflects the growth in noninterest income and the increase in net interest income offset somewhat by an increase in the provision for loan losses and the increase in noninterest expense.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis
(FTE) where appropriate - for the current quarter and previous four quarters. Operating income excludes approximately $9.6 million ($.10 per share fully diluted) of special charges relating to the one-time SAIF assessment and write-off of in-process technology associated with the acquisition of EastPoint Technology, Inc. which occurred during the third quarter of 1996.

SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
-------------------------------------------------------------------------
($000's except per share data)

                                       1997                          1996
                                    ----------- -------------------------------------------
                                      First       Fourth     Third      Second     First
                                     Quarter     Quarter    Quarter    Quarter    Quarter
                                    ----------  ---------- ---------- ---------- ----------
Interest Income                    $  257,923  $  255,355 $  246,625 $  236,027 $  233,429
Interest Expense                     (128,281)   (122,457)  (120,374)  (112,094)  (110,792)
                                    ----------  ---------- ---------- ---------- ----------
Net Interest Income                   129,642     132,898    126,251    123,933    122,637

Provision for Loan Losses              (4,311)     (4,086)    (3,983)    (3,548)    (3,577)

Net Securities Gains                      803      14,677         15        134         50

Other Income                          136,792     131,819    123,486    120,476    112,663

Other Expense                        (180,767)   (178,849)  (163,587)  (164,195)  (159,189)
                                    ----------  ---------- ---------- ---------- ----------
Income Before Taxes                    82,159      96,459     82,182     76,800     72,584

Income Tax Provision                  (27,360)    (34,590)   (27,533)   (26,432)   (26,429)
                                    ----------  ---------- ---------- ---------- ----------
Operating Income                   $   54,799  $   61,869 $   54,649 $   50,368 $   46,155
                                    ==========  ========== ========== ========== ==========
Per Common Share
   Operating Income Per Share
      Primary                      $     0.57  $     0.63 $     0.55 $     0.51 $     0.47
      Fully Diluted                      0.56        0.62       0.55       0.50       0.46
   Dividends                            0.185       0.185      0.185      0.185      0.165

Return on Average Equity
   Based on Operating Income            17.39 %     18.95 %    16.96 %    15.87 %    14.66 %


CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS AS A PERCENT OF
------------------------------------------------------------------
AVERAGE TOTAL ASSETS
--------------------

                                       1997                          1996
                                    ----------- ---------------------------------------------
                                      First       Fourth     Third      Second     First
                                     Quarter     Quarter    Quarter    Quarter    Quarter
                                    ----------  ---------- ---------- ---------- ----------
Interest Income (FTE)                    7.30 %      7.25 %     7.17 %     7.23 %     7.27 %
Interest Expense                        (3.56)      (3.41)     (3.44)     (3.38)     (3.40)
                                    ----------  ---------- ---------- ---------- ----------
Net Interest Income                      3.74        3.84       3.73       3.85       3.87

Provision for Loan Losses               (0.12)      (0.11)     (0.11)     (0.11)     (0.11)

Net Securities Gains                     0.02        0.41       0.00       0.00       0.00

Other Income                             3.80        3.67       3.53       3.63       3.46

Other Expense                           (5.02)      (4.99)     (4.68)     (4.93)     (4.89)
                                    ----------  ---------- ---------- ---------- ----------
Income Before Taxes                      2.42        2.82       2.47       2.44       2.33

Income Tax Provision                    (0.90)      (1.10)     (0.91)     (0.92)     (0.91)
                                    ----------  ---------- ---------- ---------- ----------
Return on Average Assets
   Based on Operating Income             1.52 %      1.72 %     1.56 %     1.52 %     1.42 %
                                    ==========  ========== ========== ========== ==========

The following table reconciles operating income to operating income before amortization of intangibles ("tangible operating income"). Amortization includes amortization of goodwill, core deposit premiums, mortgage servicing rights and purchased data processing contract rights and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.


SUMMARY CONSOLIDATED TANGIBLE OPERATING INCOME AND FINANCIAL STATISTICS
-----------------------------------------------------------------------
($000's except per share data)

                                       1997                          1996
                                    ----------- -------------------------------------------
                                      First       Fourth     Third      Second     First
                                     Quarter     Quarter    Quarter    Quarter    Quarter
                                    ----------  ---------- ---------- ---------- ----------
Operating Income                   $   54,799  $   61,869 $   54,649 $   50,368 $   46,155

Amortization, net of tax                1,891       1,858      1,748      1,692      1,679
                                    ----------  ---------- ---------- ---------- ----------
Tangible Operating Income          $   56,690  $   63,727 $   56,397 $   52,060 $   47,834
                                    ==========  ========== ========== ========== ==========

Tangible Operating Income Per Share

   Primary                         $     0.59  $     0.65 $     0.57 $     0.52 $     0.49

   Fully Diluted                         0.58        0.64       0.56       0.52       0.47

NET INTEREST INCOME
-------------------
Net interest income for the first quarter of 1997 amounted to $129.6 million, an increase of $7.0 million or 5.7% from the $122.6 million reported for the first quarter of 1996. The benefit from the increase in the volume of average earning assets offset the slight decline in the yield on earning assets and the increase in both the volume and rate of interest bearing liabilities.

Average earning assets increased $1.5 billion or 12.2% in the first quarter of 1997 compared to the same period a year ago. Including securitized adjustable rate mortgage loans (ARMS), average loans grew approximately $693.1 million or 7.5% compared to the first quarter of last year. Average securities, excluding securitized ARMs, increased $762.3 million which reflects the Corporation's intent, initiated in the prior year, to increase the portfolio size with higher yielding and longer-term securities to adjust the rate sensitivity and leverage the consolidated balance sheet.

Average interest bearing liabilities increased $1.4 billion or 14.6% in the first quarter of 1997 compared to the same period in 1996. Average interest bearing deposits increased $591.0 million or 7.5% ,average short-term borrowings increased $1.0 billion while average long-term borrowings decreased $244.6 million or 29.9%. Average noninterest bearing deposits increased $73.2 million or 3.6% during the first quarter of 1997 compared to the first quarter of 1996.

At the end of the first quarter of 1997, the holder of the Corporation's 8.5% convertible notes converted the remaining $16.8 million of such debt into Series A convertible preferred stock. During the first quarter of 1997, approximately $105 million of the Corporation's banking subsidiaries' Bank Notes matured and were refinanced primarily with short-term borrowings and brokered certificates of deposit.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                              1997                       1996
                            ---------  ------------------------------------  Annual
                              First     Fourth    Third    Second   First    Growth
                             Quarter    Quarter  Quarter  Quarter  Quarter    PCT
                            ---------  ------------------ ----------------- -------
Commercial Loans           $   2,946  $   2,919 $  2,981 $  2,945 $  2,897     1.7 %

Real Estate Loans
 Construction                    323        321      283      267      288    12.4
 Commercial Mortgages          2,417      2,359    2,303    2,226    2,190    10.4
  Residential Mortgages        2,193      2,201    2,093    1,953    1,944    12.8
  Securitized ARM loans          550        487      460      491      496    10.9
                            ---------  --------- -------- -------- -------- -------
 Residential Mortgages         2,743      2,688    2,553    2,444    2,440    12.4
                            ---------  --------- -------- -------- -------- -------
Total Real Estate Loans        5,483      5,368    5,139    4,937    4,918    11.5

Personal Loans
 Personal Loans                  872        871      851      841      847     3.0
 Student Loans                   288        283      281      292      300    (4.1)
                            ---------  --------- -------- -------- -------- -------
Total Personal Loans           1,160      1,154    1,132    1,133    1,147     1.1

Lease Financing
 Receivables                     343        318      295      282      277    23.7
                            ---------  --------- -------- -------- -------- -------
Total Consolidated
  Average Loans & ARMs     $   9,932  $   9,759 $  9,547 $  9,297 $  9,239     7.5 %
                            =========  ========= ======== ======== ======== =======
Total Consolidated
  Average Loans            $   9,382  $   9,272 $  9,087 $  8,806 $  8,743     7.3 %
                            =========  ========= ======== ======== ======== =======

During 1996 approximately $224 million of ARM loans were converted into government guaranteed agency pool securities of which, approximately $88 million of such loans were securitized in the first quarter of 1996. There were no ARM loan securitizations during the first quarter of 1997. Including the securitized ARMs, average residential mortgages increased by approximately $303 million or 12.4% in the first quarter of 1997 compared with the first quarter of 1996. Approximately $114.3 million of the increase is attributable to home equity loans and lines of credit.

Lease financing receivables increased $65.8 million or 23.7% in the first quarter of 1997 compared with the same period last year of which, approximately $44.4 million is due to growth in automobile leasing.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                              1997                       1996
                            ---------  ------------------------------------  Annual
                              First     Fourth    Third    Second   First    Growth
                             Quarter    Quarter  Quarter  Quarter  Quarter    PCT
                            ---------  --------- ----------------- -------- -------
Noninterest Bearing
  Commercial               $   1,362  $   1,462 $  1,368 $  1,302 $  1,280     6.4 %
  Personal                       331        329      384      427      418   (20.8)
  Other                          394        436      358      308      316    24.7
                            ---------  --------- -------- -------- -------- -------
Total Noninterest
  Bearing Deposits             2,087      2,227    2,110    2,037    2,014     3.6

Interest Bearing
  Savings & NOW                1,753      1,787    1,803    1,817    1,842    (4.8)
  Money Market                 2,613      2,557    2,451    2,407    2,386     9.5
  Other CDs & Time Deposits    3,027      3,054    3,048    3,039    3,034    (0.2)
  CDs Greater than $100          662        643      643      614      621     6.7
  Brokered CDs                   458        369      221      115       39   N.M.
                            ---------  --------- -------- -------- -------- -------
Total Interest
  Bearing Deposits             8,513      8,410    8,166    7,992    7,922     7.5
                            ---------  --------- -------- -------- -------- -------
Total Consolidated
  Average Deposits         $  10,600  $  10,637 $ 10,276 $ 10,029 $  9,936     6.7 %
                            =========  ========= ======== ======== ======== =======


Money market savings and brokered CDs exhibited the greatest growth when comparing average deposits in the first quarter of 1997 to the first quarter of 1996. The money market index account increased $325.3 million or 21.9% and averaged $1.8 billion in the first quarter of 1997 compared with $1.5 billion during the same period last year. The increase in brokered CDs represents the Corporation's intent to acquire longer-term CDs with maturities of one year or more in order to provide a stable source of funds that over time is less costly than Bank Notes.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and comparative prior year quarter are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans to make the comparative information more meaningful.

YIELD & COST ANALYSIS                       FIRST QUARTER
($ in millions)        --------------------------------------------------------
                                    1997                         1996
                       ---------------------------  ---------------------------
                                          Average                      Average
                        Average           Yield or   Average           Yield or
                        Balance   Interest  Cost     Balance   Interest  Cost
                       --------------------------   --------------------------
Loans (a)             $  9,932.3 $  205.4   8.39%  $  9,239.1 $  195.1   8.49%

Investment Securities:
   Taxable               2,477.4     40.1   6.56      2,030.3     29.7   5.89
   Tax Exempt (a)          848.7     14.6   6.99        533.6      9.1   6.81

Other Short-term
 Investments (a)           220.6      2.9   5.29        212.9      2.9   5.45
                       --------------------------   --------------------------
Total Interest
 Earning Assets       $ 13,479.0 $  263.0   7.91%  $ 12,015.9 $  236.8   7.93%
                       ==========================  ==========================

Money Market Savings  $  2,613.0 $   27.0   4.18%  $  2,386.6 $   24.5   4.13%
Regular Savings
 & NOW                   1,752.9      9.1   2.12      1,841.8      9.7   2.11
Other CDs & Time
 Deposits                3,027.3     42.3   5.67      3,034.6     43.9   5.82
CDs Greater than
 $100 & Brokered CDs     1,120.1     15.9   5.74        659.3      9.5   5.80
                       --------------------------   --------------------------
Total Interest
  Bearing Deposits       8,513.3     94.3   4.49      7,922.3     87.6   4.45
Short-term
 Borrowings              1,809.7     23.8   5.34        768.9     10.0   5.24
Long-term
 Borrowings                574.8     10.2   7.16        819.4     13.2   6.46
                       --------------------------   --------------------------
Total Interest
 Bearing Liabilities  $ 10,897.8 $  128.3   4.77%  $  9,510.6 $  110.8   4.69%
                       ==========================   ==========================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                          $  134.7   4.05%             $  126.0   4.22%
                                  ===============              ===============

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.


The net interest margin as a percent of average earning assets declined 17 basis points from 4.22% in the first quarter of 1996 to 4.05% in the current quarter. The yield on average earning assets declined slightly while the cost of interest bearing liabilities increased 8 basis points. The cost of interest bearing deposits increased 4 basis points and short-term borrowing costs increased 10 basis points. The cost of long-term borrowings increased 70 basis points which reflects, in part, the issuance of $200 million of 7.65% cumulative preferred capital securities in December, 1996.

At March 31, 1997, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate floors designated as hedges to manage the interest rate volatility associated with variable rate loans and the convexity risk associated with investments in collateralized mortgage obligations.

The Corporation's position with respect to interest rate swaps and interest rate floors at March 31, 1997 consisted of the following ($ in millions):

    Interest Rate Swaps
    -------------------
      Notional Value                                 $450
      Weighted average receive rate                  6.31%
      Weighted average pay rate                      5.58%
      Weighted average remaining term (in years)      2.7
      Estimated fair value                          ($3.1)


    Interest Rate Floors
    --------------------
      Notional Value                                  $50
      Strike Rate                                    5.13%
      Index                                          5.59%
      Weighted average remaining term (in years)      4.6
      Estimated fair value                          $0.17
      Unamortized premium                           $0.12


For the three months ended March 31, 1997, the effect on net interest income resulting from the swaps net of floor premium amortization was a positive $0.8 million which increased the yield on loans and securitized ARMs by 3 basis points. The effect on net interest income in the first quarter of 1996 was not material.


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
--------------------------------------------
At March 31, 1997, nonperforming assets were $77.6 million compared to $75.0 million at December 31, 1996 and $90.8 million at March 31, 1996. Nonaccrual loans, the largest component of nonperforming assets, increased $2.4 million since year-end 1996 and decreased $9.0 million since March 31, 1996. Other real estate owned and loans past due 90 days or more increased slightly since year end while renegotiated loans decreased slightly since December 31, 1996. Compared to March 31, 1996, renegotiated loans decreased $1.4 million, loans past due 90 days or more were relatively unchanged and other real estate owned decreased $3.0 million.

Total nonaccrual commercial loans and leases increased $2.4 million since year-end 1996 and decreased $15.4 million since March 31, 1996. Nonaccrual commercial loans and leases are substantially responsible for the increase in nonperforming assets at March 31, 1997 compared to nonperforming assets at December 31, 1996. Since year end 1996, nonaccrual real estate loans and nonaccrual personal loans have remained relatively unchanged.

Net charge-offs in the first quarter of 1997 amounted to $5.6 million or .24% of average loans compared to $.9 million or .04% of average loans in the fourth quarter of 1996 and $2.7 million or .13% of average loans in the first quarter of 1996. Four larger commercial loans accounted for approximately $2.7 million and two larger commercial real estate loans accounted for $.8 million of the net charge-off activity during the first quarter of 1997.

The allowance for loan losses amounted to $154.6 million or 1.61% of total loans at March 31, 1997 compared to $155.9 million or 1.68% at December 31, 1996 and $161.8 million or 1.84% at March 31, 1996. The coverage ratio of the allowance for loan losses to nonperforming loans was 215% at March 31, 1997 compared with 225% at December 31, 1996 and 197% at March 31, 1996.

The provision for loan losses amounted to $4.3 million in the first quarter of 1997 compared to $3.6 million in the first quarter of 1996. The increase is primarily due to loan growth.

CONSOLIDATED CREDIT QUALITY INFORMATION  ($000's)

                              1997                       1996
                            ---------  ---------------------------------------
                              First     Fourth     Third    Second    First
NONPERFORMING ASSETS         Quarter    Quarter   Quarter   Quarter   Quarter
--------------------        ---------  --------- -------- ---------- --------
Nonaccrual                 $  62,576  $  60,176  $ 65,377  $ 80,344  $ 71,567

Renegotiated                   1,736      1,819     1,878     2,936     3,093

Past Due 90 Days or More       7,517      7,366     8,329     7,492     7,422
                            ---------  ---------  --------  --------  --------
Total Nonperforming Loans     71,829     69,361    75,584    90,772    82,082

Other Real Estate Owned        5,729      5,629     6,406     7,332     8,744
                            ---------  ---------  --------  --------  --------
Total Nonperforming Assets $  77,558  $  74,990  $ 81,990  $ 98,104  $ 90,826
                            =========  =========  ========  ========  ========

ALLOWANCE FOR LOAN LOSSES  $ 154,599  $ 155,895  $152,755  $163,866  $161,841
                            =========  =========  ========  ========  ========

CONSOLIDATED STATISTICS
-----------------------
Net Charge-offs
   to Average Loans
     Annualized                 0.24%      0.04%     0.66%     0.07%     0.13%
Total Nonperforming Loans
   to Total Loans               0.75       0.75      0.81      1.01      0.93
Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned            0.81       0.81      0.88      1.09      1.03
Allowance for Loan Losses
   to Total Loans               1.61       1.68      1.64      1.82      1.84
Allowance for Loan Losses
   to Nonperforming Loans        215        225       202       181       197

                              1997                          1996
                            ---------  ------------------------------------
                              First     Fourth    Third    Second   First
NONACCRUAL LOANS BY TYPE     Quarter    Quarter  Quarter  Quarter  Quarter
------------------------    ---------  ------------------------------------
Commercial
  Commercial, Financial &
    Agricultural           $  17,945  $  16,257 $ 21,902 $ 37,495 $ 33,608
  Lease Financing
    Receivables                2,290      1,624    1,393    1,677    2,069
                            ---------  --------- -------- -------- --------
Total Commercial              20,235     17,881   23,295   39,172   35,677

Real Estate
  Construction and Land
    Development                1,650        731      488      642      630
  Commercial Mortgage         19,987     19,760   21,218   21,295   17,063
  Residential Mortgage        17,286     18,284   17,212   16,293   14,785
                            ---------  --------- -------- -------- --------
Total Real Estate             38,923     38,775   38,918   38,230   32,478

Personal                       3,418      3,520    3,164    2,942    3,412
                            ---------  --------- -------- -------- --------
Total Nonaccrual Loans     $  62,576  $  60,176 $ 65,377 $ 80,344 $ 71,567
                            =========  ========= ======== ======== ========


                              1997                          1996
RECONCILIATION OF           ---------  ------------------------------------
  CONSOLIDATED ALLOWANCE      First     Fourth    Third    Second   First
  FOR LOAN LOSSES            Quarter    Quarter  Quarter  Quarter  Quarter
------------------------    ---------  ------------------------------------
Beginning Balance          $ 155,895  $ 152,755 $163,866 $161,841 $161,430

Provision for Loan Losses      4,311      4,086    3,983    3,548    3,577

Allowance of Bank Acquired       --         --       --       --       --

Allowance Transfer for Loan
   Securitizations               --         --       --       --      (440)

Loans Charged-off
   Commercial                  3,305      1,471   13,044    1,012      763
   Real Estate                 1,466      1,258    1,378      242      455
   Personal                    2,003      1,959    1,430    1,663    1,336
   Leases                         80         93      254       61    1,989
                            ---------  --------- -------- -------- --------
Total Charge-offs              6,854      4,781   16,106    2,978    4,543

Recoveries on Loans
   Commercial                    349      1,701      255      438      828
   Real Estate                   235      1,619      125      385      323
   Personal                      652        474      589      605      665
   Leases                         11         41       43       27        1
                            ---------  --------- -------- -------- --------
Total Recoveries               1,247      3,835    1,012    1,455    1,817
                            ---------  --------- -------- -------- --------
Net Loans Charged-off          5,607        946   15,094    1,523    2,726
                            ---------  --------- -------- -------- --------
Ending Balance             $ 154,599  $ 155,895 $152,755 $163,866 $161,841
                            =========  ========= ======== ======== ========

OTHER INCOME
------------
Total other income in the first quarter of 1997 amounted to $137.6 million, an increase of $24.9 million or 22.1%, compared to $112.7 million in the same period last year.

Data processing revenue increased $21.7 million or 37.3 % from $58.4 million in the first quarter of 1996 to $80.1 million in the current quarter. Processing revenue increased $14.4 million or 34.7%. Software revenue increased $1.8 million or 28.3% which reflects, in part, the purchase acquisition of EastPoint Technology, Inc. which occurred in the third quarter of 1996. Buyout fees, which can vary from period to period, increased $4.4 million. Revenues from unique services such as contract programming and consulting increased $.9 million. Due to the timing of conversions and contract signings no significant customer(s) began their processing cycles during the first quarter of 1996. Compared to the fourth quarter of 1996, revenue from data processing services increased $5.7 million or 7.7% of which, $2.0 million represents an increase in buyout fees.

Trust services revenue amounted to $18.9 million in the first quarter of 1997, an increase of $2.1 million or 12.7% compared to $16.8 million in the first quarter of 1996. While all components of trust services revenue experienced an increase, personal trust fees increased $1.1 million and accounted for 53% of the total growth in trust revenue.

Other customer services increased $.7 million or 2.3% and totaled $29.6 million in the first quarter of 1997 compared to $28.9 million in the same period one year ago. Service charges on deposits of $13.6 million increased $.7 million from the prior year.

Net securities gains in the first quarter of 1997 amounted to $.8 million and were not significant in the first quarter of 1996. During the first quarter of 1997, the Corporation's Capital Markets Group realized gains of $2.1 million which were offset by $1.3 million of net securities losses recognized by the Corporation from the sale of available for sale securities.

All other income amounted to $8.2 million in the first quarter of 1997 compared to $8.6 million in the first quarter of 1996. Gains from the sale of residential mortgage loans which includes the servicing rights declined $1.6 million. Gains on the sale of other real estate increased $0.3 million. During the first quarter of 1997 the Corporation realized a gain from the sale of a banking branch for approximately $.6 million.


OTHER EXPENSE
-------------
Total other expenses in the first quarter of 1997 amounted to $180.8 million, an increase of $21.6 million or 13.6% compared to $159.2 million in the same period last year.

The increase in expenses is primarily attributable to the Corporation's nonbanking businesses especially its Data Services Division ("Data Services"). Data Services expense growth reflects the impact of the acquisition of EastPoint Technology, Inc., the cost of adding processing capacity and other related costs associated with increased revenue growth and maintenance activities associated with the Year 2000. It is estimated that the net cost to change existing computer programs for both internal and external software will be approximately $25 million. It is anticipated that a substantial portion of the total cost will be incurred over the next two years and will be expensed as incurred. Data Services incurred approximately $2 million of expense in all of 1996 and incurred approximately $2 million of expense in the first quarter of 1997 related to the Year 2000. Future data processing revenue is critically dependent upon the successful implementation of the necessary changes.

Expenses of the Corporation's banks in the first quarter of 1996 and throughout all of 1996 include costs of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support and product and service distribution networks.

Salaries and employee benefits expense amounted to $105.4 million in the first quarter of 1997 compared to $91.6 million in the first quarter of 1996, an increase of $13.8 million or 15.0%. Salaries and employee benefits expense of Data Services increased $10.8 million or 28.8% in the current quarter compared to the same period last year. At March 31, 1997 Data Services had approximately 3,157 employees compared to 2,643 at March 31, 1996 which reflects, in part, the addition of EastPoint Technology, Inc. and four data centers.

Data Services expense growth accounted for approximately 74% of the increase in equipment, software, and processing expenses in the first quarter of 1997 compared to the first of 1996. The decrease in supplies and printing expense of $.5 million in the current quarter compared with the same period last year is also primarily attributable to Data Services.

All other expense increased 22.6% or $4.6 million from $20.6 million in the first quarter of 1996 to $25.2 million in the first quarter of 1997. Data Services contributed $1.7 million of the expense growth. Credit card franchise and authorization fees increased $2.1 million. During the first quarter of 1997, the Corporation incurred employee related losses of $.7 million. In addition to the above, this category of expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. The amount of cost capitalized, net of amortization in the first quarter of 1997, was $1.7 million more than the amount recorded in the first quarter of the prior year.


INCOME TAXES
------------
The provision for income taxes for the three months ended March 31, 1997 amounted to $27.4 million compared to $26.4 million for the three months ended March 31, 1996. The decrease in the effective tax rate is primarily due to the increase in interest income exempt from Federal income taxes.


CAPITAL RESOURCES
-----------------
Shareholders' equity was $1.28 billion at March 31, 1997 compared to $1.26 billion at December 31, 1996 and March 31, 1996.

Net unrealized gains on securities available for sale decreased $16.8 million since December 31, 1996. This decrease was offset by the March 31, 1997 conversion of the Corporation's 8.5% convertible subordinated notes as more fully described in Note 5 of the Notes to Financial Statements.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by its Board of Directors. During the first quarter of 1997, .8 million shares of common stock were acquired with an aggregate cost of $28.7 million. Since inception of the program 19.2 million common shares have been acquired with a cumulative cost of $479.4 million or $24.94 per share on a weighted average basis.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                                                       RISK-BASED CAPITAL RATIOS ($ in millions)
                                  -------------------------------------------------------------------------
                                               March 31, 1997                       December 31, 1996
                                  ------------------------------------ ------------------------------------
                                         Amount              Ratio            Amount              Ratio
                                  ------------------- ---------------- ------------------- ----------------
Tier 1 Capital                    $   1,400.4         12.75 %          $   1,361.9         12.71 %
Tier 1 Capital
   Minimum Requirement                  439.4          4.00                  428.5          4.00
                                    ----------        ------             ----------        ------
Excess                            $     961.0          8.75 %          $     933.4          8.71 %
                                    ==========        ======             ==========        ======

Total Capital                     $   1,637.9         14.91 %          $   1,596.4         14.90 %
Total Capital
   Minimum Requirement                  878.8          8.00                  857.1          8.00
                                    ----------        ------             ----------        ------
Excess                            $     759.1          6.91 %          $     739.3          6.90 %
                                    ==========        ======             ==========        ======

Risk-Adjusted Assets              $  10,984.5                          $  10,713.4
                                    ==========                           ==========

                                                        LEVERAGE RATIOS ($ in millions)
                                  -------------------------------------------------------------------------
Tier 1 Capital                    $   1,400.4          9.65 %          $   1,361.9          9.61 %
Minimum Leverage Requirement            435.5 -725.7   3.00 -  5.00          425.3 -708.8   3.00 -  5.00
                                    ----------------- --------------     ----------------- --------------
Excess                            $     964.9 -674.7   6.65 -  4.65 %  $     936.6 -653.1   6.61 -  4.61 %
                                    ================= ==============     ================= ==============

Adjusted Average Total Assets     $  14,514.8                          $  14,175.4
                                    ==========                           ==========

RECENT DEVELOPMENTS
-------------------
On March 15,1997, the Corporation announced it would acquire Security Capital Corporation ("Security") for approximately 12.3 million shares of its Common Stock and approximately $376 million in cash in a transaction to be accounted for as a purchase.

Security is the parent of Security Bank S.S.B. a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin. As of December 31, 1996, Security had consolidated assets of approximately $3.7 billion.

The transaction is anticipated to be completed by October 1, 1997, pending regulatory and shareholder approvals.

On March 17, 1997, Standard & Poor's announced that it had placed the Corporation and the preferred stock rating of its subsidiary, M&I Capital Trust A, on Credit Watch with negative implications, following the announced acquisition of Security and affirmed the ratings of the Corporation's bank subsidiaries based on their strong financial condition and good operating performance.

According to Standard & Poor's, upon completion of the Security acquisition, the Corporation's senior debt and long-term counterparty rating may go to single-A from A-plus, and the subordinated debt rating to A-minus from single-A; M&I Capital Trust A's preferred stock rating will likely go to BBB-plus from A-minus.

None of the other rating agencies made similar announcements. The Corporation does not anticipate that such announcement will have an adverse impact on its ability to issue debt or materially affect its ability to issue debt at competitive rates.

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

 A.  Exhibits:

     Exhibit 11 - Computation of Earnings Per Share

     Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

     Exhibit 27 - Financial Data Schedule


 B.  Reports on Form 8-K:

     On March 17, 1997, the Corporation filed a report on Form 8-K, reporting the announcement that Marshall and Ilsley Corporation and Security Capital Corporation ("Security") have entered into an Agreement and Plan of Merger dated as of March 14, 1997 providing for the merger of Security with and into the Corporation.

     On March 31, 1997 the Corporation filed a report on Form 8-K to disclose that Standard & Poor's announced that it had placed the Marshall & Ilsley Corporation and the preferred stock rating of its subsidiary, M&I Capital Trust A, on Credit Watch following its announced acquisition of Security Capital Corporation.

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


May 14, 1997