Form 10-K/A
period 1996-12-31
MARSHALL & ILSLEY CORP/WI/
filed 1997-06-03
CIK 62741

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               ----------------

                              AMENDMENT NO. 1 TO
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

  Marshall & Ilsley Corporation ("M&I" or the "Corporation"), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). As of December 31, 1996, M&I had consolidated total assets of approximately $14.8 billion and consolidated total deposits of approximately $11.0 billion, making M&I the second largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-
7801).

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
                                               ---------- ---------- ----------
                                               $3,795,580 $2,875,955 $2,347,572
                                               ========== ========== ==========

  The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 1996 are (in thousands):

                                              AFTER ONE BUT     AFTER FIVE BUT
                         WITHIN ONE YEAR   WITHIN FIVE YEARS   WITHIN TEN YEARS     AFTER TEN YEARS          TOTAL
                         ----------------- --------------------------------------  ------------------  ----------------
                          AMOUNT   YIELD     AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT   YIELD
                         --------- ------- ----------- ------------------ -------  ---------- -------  ---------- -----
U.S. Treasury
 and government
 agencies............... $ 435,197  6.10%  $ 1,947,114  6.88%  $  368,357   6.77%  $   81,399   6.61%  $2,832,067 6.74%
States and political
 subdivisions.              67,208  6.86       191,444  7.03      397,254   7.33      114,550   8.19      770,456 7.34
Other...................     7,043  7.78        51,393  7.05       13,909   8.22      120,712   8.15      193,057 7.85
                         --------- -----   ----------- -----   ---------- ------   ---------- ------   ---------- ----
                         $ 509,448  6.22%  $ 2,189,951  6.90%  $  779,520   7.08%  $  316,661   7.77%  $3,795,580 6.92%
                         ========= =====   =========== =====   ========== ======   ========== ======   ========== ====

                                TYPES OF LOANS

  M&I's consolidated loans, classified by type, at December 31 of each year are:

                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
                                             (IN THOUSANDS)
Commercial, financial
 and agricultural....... $2,885,152 $2,903,920 $2,644,928 $2,538,830 $2,471,150
Industrial development
 revenue bonds..........     32,241     29,358     31,796     45,889     58,388
Real estate:
 Construction...........    323,420    303,345    378,316    333,609    273,556
 Mortgage:
  Residential...........  2,176,224  2,002,023  2,240,287  2,223,857  2,160,116
  Commercial............  2,379,156  2,189,449  2,062,022  2,000,052  1,718,452
                         ---------- ---------- ---------- ---------- ----------
   Total mortgage.......  4,555,380  4,191,472  4,302,309  4,223,909  3,878,568
Personal................  1,174,186  1,163,127  1,178,453  1,217,513  1,056,901
Lease financing.........    331,505    277,680    256,690    257,622    242,282
                         ---------- ---------- ---------- ---------- ----------
                          9,301,884  8,868,902  8,792,492  8,617,372  7,980,845
Less:
 Allowance for loan
  losses................    155,895    161,430    153,961    133,600    123,805
                         ---------- ---------- ---------- ---------- ----------
Net loans............... $9,145,989 $8,707,472 $8,638,531 $8,483,772 $7,857,040
                         ========== ========== ========== ========== ==========

                          LOAN BALANCES AND MATURITIES
                               DECEMBER 31, 1996
                          DOLLAR AMOUNTS IN THOUSANDS

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

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

  Generally, a loan is placed on nonaccrual if payment of interest is more than 60 days delinquent and the loan has been determined by management to be a "problem" loan. In addition, loans which are past due 90 days or more as to interest or principal are also placed on nonaccrual. Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral. The gross interest income which would have been recorded under the original terms of nonaccrual and restructured loans in 1996 was $9,809. Interest income recorded during 1996 on nonaccrual and restructured loans amounted to $6,482.

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

                    CONSOLIDATED CREDIT QUALITY INFORMATION
                             DECEMBER 31, ($000'S)

                             1996      1995      1994      1993      1992
                           --------  --------  --------  --------  --------
NONPERFORMING ASSETS BY
 TYPE
Loans:
 Nonaccrual..............  $ 60,176  $ 50,598  $ 44,766  $ 44,186  $ 52,811
 Renegotiated............     1,819     3,087     4,172     4,263     6,325
 Past Due 90 Days or
  More...................     7,366     8,184     9,093     7,906     7,097
                           --------  --------  --------  --------  --------  ---
 Total Nonperforming
  Loans..................    69,361    61,869    58,031    56,355    66,233
Other Real Estate Owned..     5,629     8,648    12,114    12,928    19,286
                           --------  --------  --------  --------  --------  ---
Total Nonperforming
 Assets..................  $ 74,990  $ 70,517  $ 70,145  $ 69,283  $ 85,519
                           ========  ========  ========  ========  ========  ===
Allowance for Loan
 Losses..................  $155,895  $161,430  $153,961  $133,600  $123,805
                           ========  ========  ========  ========  ========  ===
CONSOLIDATED STATISTICS
Net Charge-offs to
 Average Loans...........      0.23%     0.10%     0.05%     0.11%     0.12%
Total Nonperforming Loans
 to Total Loans..........      0.75      0.70      0.66      0.65      0.83
Total Nonperforming
 Assets to Total Loans
 and Other Real Estate
 Owned...................      0.81      0.79      0.80      0.80      1.07
Allowance for Loan Losses
 to Total Loans..........      1.68      1.82      1.75      1.55      1.55
Allowance for Loan Losses
 to
 Nonperforming Loans.....       225       261       265       237       187

                 MAJOR CATEGORIES OF NONACCRUAL LOANS ($000'S)

                                     1996                        1995
                          --------------------------- ---------------------------
                                     % OF                        % OF
                                     LOAN     % OF               LOAN     % OF
                          NONACCRUAL TYPE  NONACCRUAL NONACCRUAL TYPE  NONACCRUAL
                          ---------- ----  ---------- ---------- ----  ----------
COMMERCIAL
Commercial..............   $16,257   0.6%     27.0%    $13,527   0.5%     26.7%
Lease Financing
 Receivables............     1,624   0.5       2.7       1,244   0.4       2.5
                           -------   ---     -----     -------   ---     -----
   Total Commercial.....    17,881   0.6      29.7      14,771   0.5      29.2
REAL ESTATE
Construction and Land
 Development............       731   0.2       1.2         618   0.2       1.2
Commercial Real Estate..    19,760   0.8      32.8      16,653   0.8      32.9
Residential Real
 Estate.................    18,284   0.8      30.4      15,701   0.7      31.0
                           -------   ---     -----     -------   ---     -----
   Total Real Estate....    38,775   0.8      64.4      32,972   0.7      65.1
PERSONAL................     3,520   0.3       5.9       2,855   0.2       5.7
                           -------   ---     -----     -------   ---     -----
   Total................   $60,176   0.6%    100.0%    $50,598   0.6%    100.0%
                           =======   ===     =====     =======   ===     =====

       RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN LOSSES ($000'S)

                               1996      1995      1994     1993     1992
                             --------  --------  -------- -------- --------
Allowance for Loan Losses
 at Beginning of Year......  $161,430  $153,961  $133,600 $123,805 $105,156
Provision for Loan
 Losses(1).................    15,194    16,158    24,907   18,034   23,546
Allowance of Banks
 Acquired..................       --      2,843       --     1,167    4,284
Allowance Transfer for Loan
 Securitizations...........      (440)   (2,275)      --       --       --
Loans Charged-off
 Commercial................    16,290     5,130     3,301    8,810    8,863
 Real Estate-Construction..        13       407       737       79      513
 Real Estate-Mortgage......     3,320     2,444     3,241    2,729    4,655
 Personal..................     6,388     5,759     4,375    5,033    6,887
 Leases....................     2,397       875       907      815    1,426
                             --------  --------  -------- -------- --------
Total Charge-offs..........    28,408    14,615    12,561   17,466   22,344
Recoveries on Loans
 Commercial................     3,222     2,117     3,675    3,431    9,149
 Real Estate-Construction..         9        39         6       49       92
 Real Estate-Mortgage......     2,443     1,021     2,468    2,208    1,493
 Personal..................     2,333     2,158     1,789    2,156    2,306
 Leases....................       112        23        77      216      123
                             --------  --------  -------- -------- --------
Total Recoveries...........     8,119     5,358     8,015    8,060   13,163
                             --------  --------  -------- -------- --------
Net Loans Charged-off......    20,289     9,257     4,546    9,406    9,181
                             --------  --------  -------- -------- --------
Allowance for Loan Losses
 at End of Year............  $155,895  $161,430  $153,961 $133,600 $123,805
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

                          ASSET/LIABILITY MANAGEMENT

The following table presents the Corporation's consolidated static GAP position at December 31, 1996:

Asset/Liability Management ($ in millions)
                                                                              181-270         271-360      Subtotal
                                                                              -------         -------      --------
                                              1-90 days       91-180 days        days           days     (less than 1 yr)
                                              ---------       -----------        ----           ----     ----------------
Net Loans                                     $   3,901       $       624    $    498       $   463    $     5,486
Securities
   Taxable                                          299               268         213           172            952
   Tax-exempt                                         8                13          25            21             67
Trading Account                                      40                                                         40
Other Interest Bearing Assets
   Int. bearing deposits in other
                 banks                               29                                                         29
   Fed Funds Sold & Security
    Resale Agreements                               124                                                        124
   Money Market Funds                                64                                                         64
Other Short Term Investments                         16                                                         16
Other Assets                                         -
                                              --------------------------------------------------------------------
     Total Assets                             $   4,481       $       905    $    736       $   656    $     6,778
                                              ====================================================================

Savings and Now                               $   2,288                                                $     2,288
Non-Int Bearing Demand Dep
Other time deposits                                 845               673         503           452          2,473
Short-term borrowings                             1,835                                                      1,835
Long-term borrowings
Other liabilities and Equity
                                              --------------------------------------------------------------------
     Total Liabilities                        $   4,968       $       673    $    503       $   452    $     6,596
                                              ====================================================================

Gap                                           $    (487)      $       232    $    233       $   204    $       182
Cumulative Gap                                     (487)             (255)        (22)          182
Cumulative Gap as a percent of
     Total Assets                                 -3.30%            -1.73%      -0.15%         1.23%

Off-Balance Sheet (a)
Interest Rate swaps                           $    (370)      $        -     $     -        $    -     $      (370)
Gap                                                (857)              232         233           204           (166)
Cumulative Gap                                     (857)             (625)       (392)         (188)
Cumulative Gap as a percent of
     Total Assets                                 -5.81%            -4.23%      -2.65%        -1.27%


                                                                                          Non-rate
                                                                                          --------
                                                 1 yr-5 yrs      greater than 5 yrs       sensitive   Total
                                                 ----------      ------------------       ---------   -----
Net Loans                                        $    3,195    $                465                  $   9,146
Securities
   Taxable                                            1,734                     383                      3,069
   Tax-exempt                                           191                     512                        770
Trading Account                                                                                             40
Other Interest Bearing Assets
   Int. bearing deposits in other
                 banks                                                                                      29
   Fed Funds Sold & Security
    Resale Agreements                                                                                $     124
   Money Market Funds                                                                                $      63
Other Short Term Investments                                                                         $      16
Other Assets                                                                                  1,505      1,505
                                                 -------------------------------------------------------------
     Total Assets                                $    5,120    $              1,360       $   1,505  $  14,763
                                                 =============================================================

Savings and Now                                  $      442    $              1,942                  $   4,400
Non-Int Bearing Demand Dep                                                                    2,471      2,471
Other time deposits                                   1,332                       4                      4,081
Short-term borrowings                                                                                    1,835
Long-term borrowings                                     33                     303                        336
Other liabilities and Equity                                                                  1,640      1,640
                                                 -------------------------------------------------------------
     Total Liabilities                           $    1,807    $             2,249        $   4,111  $  14,763
                                                 =============================================================

Gap                                              $    3,313    $              (889)       $  (2,606) $      (0)
Cumulative Gap                                        3,495                  2,606
Cumulative Gap as a percent of
     Total Assets

Off-Balance Sheet (a)
Interest Rate swaps                              $      370
Gap                                                   3,683    $              (889)
Cumulative Gap                                        3,495                  2,606
Cumulative Gap as a percent of
     Total Assets

---------------------------------
        (a) Does not include $50 million in notional amounts of interest rate floors.

     Asset/Liability Management involves the measurement and control of the exposure of the Corporation's short- and long-term earnings to changes in interest rates, and the maintenance of adequate levels of liquidity to meet unexpected cash needs with minimal disruption to the ongoing business of the Corporation. Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities. Asset/Liability strategy is designed to confine these risks within prudent parameters and indentify appropriate risk/reward tradeoffs in the financial structure of the balance sheet.

     The Corporation uses financial modeling techniques to indentify potential changes in income under a variety of possible interest rate scenarios. The financial models indentify the specific cash flows, repricing timing and embedded option characteristics across the array of assets and liabilities held by the Corporation. Policies are in place to assure that neither the earnings nor the value at risk exceed appropriate limits. The use of a limited array of derivative financial instruments has allowed the Corporation to achieve the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers.

     An important component of managing the interest rate risk of the Corporation involves accurately identifying the repricing characteristics of non-maturity deposit products (e.g. savings, NOW, MMDA and demand deposit accounts). While these depositors have the legal capacity, under most circumstances, to withdraw their funds immediately, the historical experience of the Corporation indicates that these aggregate balances remain steady or even climb through various interest rate cycles, despite quite limited changes in the rates paid on the accounts. Therefore, the Corporation has determined that a majority of these balances can be considered insensitive to rate movements when measuring the interest rate risk of the balance sheet.

     Periodically, structural changes in the competitive marketplace causes a re-evaluation of the rate sensitivity of these non-maturity deposit balances. The recent introduction and growth of the indexed Money Market Account (IMMA) offered those deposit customers wishing greater investment characteristics for a portion of their balances and alternative to non-bank products. As a result, in addition to new balances garnered, some balances were transferred from other existing traditional savings products within the banks. Therefore, balances remaining in these traditional "core deposit" products are now considered to be proportionately more long-term in repricing character than they were prior to the introduction of the IMMA.

     For purposes of this presentation, non-interest bearing demand deposits are shown to be non-rate sensitive. Historical trends in commercial and retail demand deposit balances have been reviewed, and a portion of commercial accounts determined to be potentially more sensitive than other commercial accounts or than retail DDA balances.

     The derivative transactions taken to date have been exclusively for the purpose of managing the interest rate position of the balance sheet, rather than for trading or synthetic investment purposes. Therefore the risks and rewards of the transactions should be viewed within the context of the risks and rewards existant elsewhere in the Corporation. Transactions undertaken during 1996 functionally lengthened the repricing characteristics of a portion of the Corporation's floating rate loan portfolio or offset some of the non-linear price risk in a portion of the mortgage-related investment portfolio. While the derivatives themselves are currently yielding positive spread income on a stand-alone basis, this may not always be the case. Rather, the combination of the derivatives with the matched balance sheet items allows the Corporation to achieve the asset/liability position described above without the need to artificially incent customers to change their desired product selection.

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

  Data processing services--Direct costs associated with the production of computer software which will be marketed or used in data processing operations are capitalized and amortized on the straight-line method over the estimated economic life of the product, generally four years. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms, generally five to seven years, of the related servicing contract. Routine maintenance of software products including maintenance required for the year 2000, design costs and research and development costs incurred prior to establishment of a product's technological feasibility for software to be sold are expensed as incurred. Research and development costs expensed in 1996, 1995 and 1994 were approximately $14.0 million, $2.8 million and $2.1 million, respectively. The 1996 amount includes the $12.1 million expensed in connection with the acquisition discussed in Note 2.

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
                                               ------- -------
        Total................................. $45,169 $34,984
                                               ======= =======

  Software amortization expense was $4,987. $3,143 and $3,831 for 1996, 1995, and 1994, respectively. Conversion amortization expense was $4,864, $3,979 and $3,129 for 1996, 1995 and 1994, respectively.

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

2. Its results of operations, Liquidity or Capital resources.

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
                                   ========== ========== ==========  ==========

  The gross realized gains and losses, all of which resulted from sales of Investment Securities Available for Sale, amounted to $22,450 and $7,574 in 1996, $8,821 and $4,266 in 1995, and $3,499 and $9,251 in 1994, respectively.

 The change in the unrealized holding gain or loss on trading securities was not material.

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

  On December 1, 1995 the Corporation transferred and reclassified approximately $182.8 million of investment securities previously classified as held to maturity to available for sale after reassessing the appropriateness of the classification of all investment securities held at that time in accordance with SFAS 115 and the Financial Accounting Standards Board's, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The unrealized gain at the date of transfer was $2.1 million.

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

  The Corporation has a Stock Repurchase Program. Under the most recent provisions approved by the Corporation's Board of Directors, up to 6 million shares may be purchased annually. The shares are being acquired in anticipation of the conversion of the Corporation's 8.5% convertible subordinated notes, to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. In conjunction with the Corporation's Repurchase Program, the

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

Corporation entered into a forward contract and purchased 2.0 million shares of its common stock in December, 1996. The contract provides that in June, 1997, a settlement price, based on the weighted average price of transactions in the Corporation's Common Stock over the six month period, will be computed resulting in an adjustment amount. Such adjustment amount, whether positive or negative, may be settled in the Corporation's common stock or cash at the Corporation's option. Including the transaction described above, the Corporation purchased 5.9 million shares in 1996 and has cumulatively purchased 18.4 million shares since inception of the program.

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
                                                  ========  ========  =======

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


  The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                            1996    1995
                                                           ------- -------
   Deferred tax assets:
    Deferred compensation................................. $11,656 $ 9,396
    Allowance for loan losses.............................  47,110  48,523
    Accrued postretirement benefits.......................  18,973  16,384
    Other.................................................  30,049  25,512
                                                           ------- -------
       Total deferred tax assets.......................... 107,788  99,815
   Deferred tax liabilities:
    Lease revenue reporting...............................  25,101  19,988
    Deferred expense, net of unearned income..............  13,446   9,724
    Premises and equipment, principally due to
     depreciation.........................................  19,691  18,720
    Pension funding versus expense........................     --    1,067
    Purchase accounting adjustments.......................   2,800   3,303
    Unrealized gains and losses...........................  15,407  11,855
    Other.................................................   8,654   8,209
                                                           ------- -------
       Total deferred tax liabilities.....................  85,099  72,866
                                                           ------- -------
       Net deferred tax assets............................ $22,689 $26,949
                                                           ======= =======

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

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)

  The Corporation also has a Long-term Incentive Plan (the "plan"). Under the plan, performance units may be awarded from time to time. The maximum number of units which can be awarded in the plan are 600,000. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount, either in cash, common stock or some combination thereof, equal to some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. During 1996, 88,650 units and in 1995, 91,700 units and in 1994, 57,500 units were awarded to certain executives of the Corporation. The market value per share of the Corporation's Common Stock at the time of the award was $23.75 in 1994, $18.38 in 1995 and $25.63 in 1996.
The vesting period is three years from the date the performance units were awarded. Based on the performance criteria, without regard to the vesting, approximately $4,430 would be due to the participants at December 31, 1996. Total compensation expense for 1996, 1995 and 1994 recorded under the plan was $2,282, $1,271 and $422, respectively.

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

         DECEMBER 31, 1996, 1995, AND 1994 ($000'S EXCEPT SHARE DATA)


19. BUSINESS SEGMENTS

  The following table reflects certain information regarding our banking and data processing businesses:

                                                    ADJUSTMENTS
                                            DATA        AND
                              BANKING    PROCESSING ELIMINATIONS CONSOLIDATION
                            -----------  ---------- ------------ -------------
1996
Revenue from:
 Unaffiliated customers.... $ 1,206,230   $268,526         --     $ 1,474,756
 Affiliated customers......       7,945     77,100    ($85,045)           --
                            -----------   --------    --------    -----------
Total revenue.............. $ 1,214,175   $345,626    ($85,045)   $ 1,474,756
                            ===========   ========    ========    ===========
Operating profit........... $   286,006   $ 27,135         --     $   313,141
                            ===========   ========    ========    ===========
Identifiable assets........ $14,537,602   $274,926    ($49,215)   $14,763,313
                            ===========   ========    ========    ===========
Net capital expenditures... $    11,850   $ 38,822         --     $    50,672
                            ===========   ========    ========    ===========
1995
Revenue from:
 Unaffiliated customers.... $ 1,134,928   $213,914         --     $ 1,348,842
 Affiliated customers......       8,388     70,946    ($79,334)           --
                            -----------   --------    --------    -----------
Total revenue.............. $ 1,143,316   $284,860    ($79,334)   $ 1,348,842
                            ===========   ========    ========    ===========
Operating profit........... $   264,996   $ 34,883         --     $   299,879
                            ===========   ========    ========    ===========
Identifiable assets........ $13,166,362   $242,695    ($65,960)   $13,343,097
                            ===========   ========    ========    ===========
Net capital expenditures... $     6,859   $ 33,022         --     $    39,881
                            ===========   ========    ========    ===========
1994
Revenue from:
 Unaffiliated customers.... $ 1,019,369   $159,418         --     $ 1,178,787
 Affiliated customers......       6,815     72,068    ($78,883)           --
                            -----------   --------    --------    -----------
Total revenue.............. $ 1,026,184   $231,486    ($78,883)   $ 1,178,787
                            ===========   ========    ========    ===========
Operating profit before
 Merger/Restructuring...... $   211,897   $ 31,134         --     $   243,031
                            ===========   ========    ========    ===========
Operating profit........... $   150,352   $ 17,451         --     $   167,803
                            ===========   ========    ========    ===========
Identifiable assets........ $12,463,178   $208,216    $(58,445)   $12,612,949
                            ===========   ========    ========    ===========
Net capital expenditures... $    (3,184)  $ 32,179         --     $    28,995
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
 High..............................  35 3/8  26 3/8  20 9/16  24 1/4    22 1/16

          December 31, 1996, 1995 and 1994 ($000's except share data)


21.  DEPOSITS

     The composition of deposits at December 31, 1996 and 1995 was as follows:

                                             1996           1995
                                          -----------    -----------
     Noninterest bearing demand           $ 2,470,882    $ 2,363,194

     Savings and NOW                        4,400,594      4,224,055
     Other time deposits $100 and over      1,059,066        660,277
     Other time deposits under $100         3,021,816      3,033,251
                                          -----------    -----------

                                          $10,952,358    $10,280,777
                                          ===========    ===========

     At December 31, 1996, the scheduled maturities for other time deposits are as follows:

               1997                       $2,744,823
               1998                          992,618
               1999                          222,607
               2000                           64,648
            2001 and thereafter               56,186
                                          ----------

                                          $4,080,882
                                          ==========

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARSHALL & ILSLEY CORPORATION

                                                    /s/  J. B. Wigdale
                                          By: _________________________________
                                                       J. B. WIGDALE
                                                   CHAIRMAN OF THE BOARD

                                          Date: June 2, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          /s/ J. B. Wigdale            Chairman of the          June 2, 1997
-------------------------------------   Board and a
            J. B. WIGDALE               Director (Chief
                                        Executive Officer)

       /s/ G. H. Gunnlaugsson          Executive Vice           June 2, 1997
-------------------------------------   President and a
         G. H. GUNNLAUGSSON             Director (Chief
                                        Financial Officer)

        /s/ P. R. Justiliano           Senior Vice              June 2, 1997
-------------------------------------   President and
          P. R. JUSTILIANO              Corporate
                                        Controller
                                        (Principal
                                        Accounting Officer)


Directors: Richard A. Abdoo, Oscar C. Boldt, Wendell F. Busche, Jon F. Chait,
           Glenn A. Francke, G. H. Gunnlaugsson, Burleigh E. Jacobs, Jack F. Kellner, D. J. Kuester, Edward L Meyer, Jr., Don R. O'Hare, San W. Orr, Jr., Peter M. Platten III, Stuart W. Tisdale, J. B. Wigdale, James O. Wright and Gus A. Zuehlke.


          /s/ M. A. Hatfield
By___________________________________
            M. A. HATFIELD
         AS ATTORNEY-IN-FACT*
                                                            Date: June 2, 1997

--------
* Pursuant to authority granted by powers of attorney.

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

      (l) First Supplemental Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 333-19809)
      (m) Form of Capital Security Certificate for M&I Capital Trust A, included as Exhibit A-2 to Exhibit 4(k)
      (n) Capital Securities Guarantee Agreement, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 333-19809)
      (o) Registration Rights Agreement dated December 2, 1996, by and among Marshall & Ilsley Corporation, M&I Capital Trust A and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 333-19809)
      (p) Form of Subordinated Debt Security, included as part of Exhibit 4(m)
 (10) (a) 1983 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*
      (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*
      (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 0-1220*
      (d) Directors Deferred Compensation Plan, adopted on February 14, 1985, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, SEC File No. 0-1220*
      (e) Consulting Agreement and Supplemental Retirement Plan dated as of October 1, 1986 between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*
      (f) Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of August 13, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*
      (g) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*
      (h) 1986 Non-Qualified Stock Option Plan of M&I and related Stock Option Agreement between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*
      (i) Form of employment agreements, dated November 5, 1990, between M&I and Messrs. Gunnlaugsson, Kuester, Strelow and Wigdale incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*
      (j) Employment agreement, dated November 5, 1990, between M&I and Mr. Michael A. Hatfield incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

     (k) Employment agreement, dated as of November 5, 1990, between M&I and Mr. Delgadillo, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*
     (l) Restricted Stock Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*
     (m) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*
     (n) Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*
     (o) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*
     (p) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*
     (q) Supplemental Retirement Agreement dated December 10, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, SEC File No. 0-1220*
     (r) Amendment to Supplemental Retirement Agreement dated December 16, 1993, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*
     (s) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53155)*
     (t) Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I's Proxy Statement for the 1994 Annual Meeting of Shareholders, SEC File No. 0-1220*
     (u) Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I's Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 0-1220*
     (v) Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53897)*
     (w) Valley Bancorporation 1992 Incentive Stock Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1992 Annual Meeting of Shareholders (the "Valley 1992 Proxy Statement")*
     (x) Valley Bancorporation 1992 Outside Directors' Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*
     (y) Valley Bancorporation 1988 Nonqualified Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1988 Annual Meeting of Shareholders*
     (z) Valley Bancorporation 1986 Amended and Restated Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1987 Annual Meeting of Shareholders*
     (aa) Employment agreement between M&I and Mr. Peter M. Platten, III, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

      (bb) Letter agreement dated January 25, 1994 between Valley
           Bancorporation and Mr. Peter M. Platten, III incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 0-1220*
      (cc) Employment agreement, dated as of December 14, 1995, between M&I and Ms. Patricia R. Justiliano incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 0-1220*
      (dd) Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to the 1997 Proxy Statement*
      (ee) Marshall & Ilsley Corporation Executive Deferred Compensation Plan incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*
      (ff) Deferred Compensation Trust II between Marshall & Ilsley Corporation and Marshall & Ilsley Trust Company incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*
      (gg) Marshall & Ilsley Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to the 1997 Proxy Statement*
      (hh) Amended and Restated Marshall & Ilsley Corporation Supplementary Retirement Benefits Plan incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*
 (11) Computation of Net Income Per Common Share incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220
 (12) Computation of Ratio of Earnings to Fixed Charges incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220
 (21) Subsidiaries incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220
 (23) Consent of Arthur Andersen LLP

 (24) Powers of Attorney incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220
 (27) Financial Data Schedule incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220

  M&I will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.
 --------
 * Management contract or compensatory plan or arrangement.