Form 10-Q
period 1997-06-30
MARSHALL & ILSLEY CORP/WI/
filed 1997-08-14
CIK 62741

                            FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997
               ---------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                       July 31, 1997
            -----                                      ----------------
Common Stock, $1.00 Par Value                             88,785,622

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                                June 30,    December 31,    June 30,
Assets                                            1997          1996          1996
------                                      -----------------------------------------
Cash and cash equivalents:
  Cash and due from banks                   $    795,103  $    780,562  $    606,384
  Federal funds sold and
    security resale agreements                    69,631       123,880        59,076
  Money market funds                              65,861        63,482        76,768
                                            ------------- ------------- -------------
Total cash and cash equivalents                  930,595       967,924       742,228

Trading securities                                41,014        39,671        31,742
Other short-term investments                      47,699        45,711        32,670
Investment securities available for sale at
  market value                                 2,985,904     3,065,048     2,731,938
Investment securities held to maturity,
  market value $860,213 ($776,750 December 31,
  and $613,339 June 30, 1996)                    850,339       773,804       620,159
                                            ------------- ------------- -------------
Total investment securities                    3,836,243     3,838,852     3,352,097

Loans                                          9,912,723     9,301,884     9,012,023
  Less: Allowance for loan losses                155,620       155,895       163,866
                                            ------------- ------------- -------------
Net loans                                      9,757,103     9,145,989     8,848,157

Premises and equipment, net                      319,354       313,381       301,723
Accrued interest and other assets                482,656       411,785       374,230
                                            ------------- ------------- -------------
Total Assets                                $ 15,414,664  $ 14,763,313  $ 13,682,847
                                            ============= ============= =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $  2,443,022  $  2,470,882  $  2,164,671
  Interest bearing                             8,740,638     8,481,476     8,035,514
                                            ------------- ------------- -------------
Total deposits                                11,183,660    10,952,358    10,200,185
Funds purchased and security
    repurchase agreements                      1,751,075     1,337,940       909,293
Other short-term borrowings                      372,283       496,609       753,513
Accrued expenses and other liabilities           409,749       379,100       298,392
Long-term borrowings                             362,752       336,096       253,375
                                            ------------- ------------- -------------
Total liabilities                             14,079,519    13,502,103    12,414,758

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 685,314 shares issued
    (517,129 December 31, and June 30, 1996)         685           517           517
  Common stock, $1.00 par value; 99,494,335
    shares issued                                 99,494        99,494        99,494
  Additional paid-in capital                     207,901       204,135       201,930
  Retained earnings                            1,283,797     1,209,167     1,138,077
  Less: Treasury common stock, at cost;
        10,713,325 shares (10,910,798
        December 31, and 7,514,437
        June 30, 1996)                           283,686       279,143       171,382
        Deferred compensation                      1,054           825         1,024
  Net unrealized gains on securities
    available for sale, net of related taxes      28,008        27,865           477
                                            ------------- ------------- -------------
Total shareholders' equity                     1,335,145     1,261,210     1,268,089
                                            ------------- ------------- -------------
Total Liabilities and
  Shareholders' Equity                      $ 15,414,664  $ 14,763,313  $ 13,682,847
                                            ============= ============= =============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                            Three Months Ended June 30,
                                            ---------------------------
Interest income                                   1997          1996
---------------                             ------------- -------------
  Loans                                     $    204,269  $    184,923
  Investment securities:
    Taxable                                       49,252        41,191
    Exempt from Federal income taxes              10,565         7,180
  Trading securities                                 504           270
  Short-term investments                           2,690         2,463
                                            ------------- -------------
Total interest income                            267,280       236,027

Interest expense
----------------
  Deposits                                        98,730        87,513
  Short-term borrowings                           26,736        12,778
  Long-term borrowings                             8,574        11,803
                                            ------------- -------------
Total interest expense                           134,040       112,094
                                            ------------- -------------
Net interest income                              133,240       123,933
Provision for loan losses                          4,306         3,548
                                            ------------- -------------
Net interest income after
  provision for loan losses                      128,934       120,385

Other income
------------
  Data processing services                        82,281        65,976
  Trust services                                  18,798        17,518
  Other customer services                         29,509        28,745
  Net securities gains                                13           134
  Other                                            7,986         8,237
                                            ------------- -------------
Total other income                               138,587       120,610

Other expense
-------------
  Salaries and employee benefits                 107,882        93,217
  Net occupancy                                    9,892         9,664
  Equipment                                       21,578        19,707
  Software expenses                                4,685         3,523
  Payments to regulatory agencies                    627           583
  Processing charges                               6,135         4,291
  Supplies and printing                            4,126         3,824
  Professional services                            4,007         4,497
  Other                                           23,595        24,889
                                            ------------- -------------
Total other expense                              182,527       164,195
                                            ------------- -------------
Income before income taxes                        84,994        76,800
Provision for income taxes                        28,372        26,432
                                            ------------- -------------
Net income                                  $     56,622  $     50,368
                                            ============= =============
Net income per common share
---------------------------
  Primary                                   $       0.58  $       0.51
  Fully Diluted                                     0.58          0.50

Dividends paid per common share             $      0.200  $      0.185

Weighted average common shares outstanding:
  Primary                                         98,123        99,420
  Fully diluted                                   98,177       101,391

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                              Six Months Ended June 30,
                                            ---------------------------
                                                  1997          1996
                                            ------------- -------------
Interest income
---------------
  Loans                                     $    399,215  $    370,739
  Investment securities:
    Taxable                                       99,343        79,764
    Exempt from Federal income taxes              20,573        13,336
  Trading securities                                 987           526
  Short-term investments                           5,085         5,091
                                            ------------- -------------
Total interest income                            525,203       469,456

Interest expense
----------------
  Deposits                                       193,039       175,115
  Short-term borrowings                           50,559        22,803
  Long-term borrowings                            18,723        24,968
                                            ------------- -------------
Total interest expense                           262,321       222,886
                                            ------------- -------------
Net interest income                              262,882       246,570
Provision for loan losses                          8,617         7,125
                                            ------------- -------------
Net interest income after
  provision for loan losses                      254,265       239,445

Other income
------------
  Data processing services                       162,421       124,358
  Trust services                                  37,729        34,320
  Other customer services                         59,066        57,645
  Net securities gains                               816           184
  Other                                           16,150        16,816
                                            ------------- -------------
Total other income                               276,182       233,323

Other expense
-------------
  Salaries and employee benefits                 213,264       184,845
  Net occupancy                                   20,022        19,638
  Equipment                                       42,442        39,109
  Software expenses                                9,257         7,091
  Payments to regulatory agencies                  1,228         1,123
  Processing charges                              11,905         9,233
  Supplies and printing                            8,241         8,434
  Professional services                            8,133         8,455
  Other                                           48,802        45,457
                                            ------------- -------------
Total other expense                              363,294       323,385
                                            ------------- -------------
Income before income taxes                       167,153       149,383
Provision for income taxes                        55,732        52,860
                                            ------------- -------------
Net income                                  $    111,421  $     96,523
                                            ============= =============
Net income per common share
---------------------------
  Primary                                   $       1.15  $       0.98
  Fully Diluted                                     1.14          0.96

Dividends paid per common share             $      0.385  $      0.350

Weighted average common shares outstanding:
  Primary                                         97,273        98,807
  Fully diluted                                   98,310       101,796

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                              Six Months Ended June 30,
                                            ---------------------------
                                                  1997          1996
                                            ------------- -------------
Net Cash Provided by Operating Activities   $    127,398  $     85,363

Cash Flows From Investing Activities:
-------------------------------------
  Net (increase)decrease in securities with
    maturities of three months or less            (6,010)       65,250
  Proceeds from sales of securities
    available for sale                           379,947       217,116
  Proceeds from maturities of longer
    term securities                              296,532       438,728
  Purchases of longer term securities           (676,722)   (1,046,552)
  Net increase in loans                         (594,641)     (233,232)
  Purchases of assets to be leased              (117,415)      (65,047)
  Principal payments on lease receivables         84,400        67,193
  Fixed asset purchases, net                     (30,254)      (13,454)
  Other                                            4,575         2,398
                                            ------------- -------------
    Net cash used in
       investing activities                     (659,588)     (567,600)
                                            ------------- -------------
Cash Flows From Financing Activities:
-------------------------------------
  Net increase (decrease) in deposits            231,302       (80,592)
  Proceeds from issuance of commercial paper     140,667       380,585
  Payments for maturity of commercial paper (140,506) (394,947) Net increase in other short-term
    borrowings                                   477,548       661,973
  Proceeds from issuance of long-term debt        16,442        32,403
  Payments of long-term debt                    (174,894)     (190,561)
  Dividends paid                                 (36,792)      (34,060)
  Purchases of treasury stock                    (32,985)      (54,442)
  Other                                           14,079         6,617
                                            ------------- -------------
    Net cash provided by financing
       activities                                494,861       326,976
                                            ------------- -------------
Net decrease in cash and cash equivalents        (37,329)     (155,261)

Cash and cash equivalents, beginning of year     967,924       897,489
                                            ------------- -------------
Cash and cash equivalents, end of period    $    930,595  $    742,228
                                            ============= =============
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                $    251,159  $    230,430
    Income taxes                                  44,871        56,715

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements

                          June 30, 1997 & 1996 (Unaudited)


 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1996 Annual Report on Form 10-K/A. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months and six months ended June 30, 1997 and 1996. The results of operations for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1996 consolidated financial statements and analyses have been reclassified to conform with the 1997 presentation.


 2. The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes.

     The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.


 3.  The Corporation's loan portfolio consists of the following ($000's):

                                               June 30,   December 31,   June 30,
                                                 1997         1996         1996
                                             -----------  -----------  -----------
      Commercial, financial & agricultural  $ 3,127,734  $ 2,917,393  $ 3,052,286
      Real estate:
         Construction                           327,164      323,420      274,669
         Residential Mortgage                 2,421,922    2,176,224    2,010,155
         Commercial Mortgage                  2,528,127    2,379,156    2,264,483
                                             -----------  -----------  -----------
      Total real estate                       5,277,213    4,878,800    4,549,307
      Personal                                1,124,529    1,174,186    1,122,210
      Lease financing                           383,247      331,505      288,220
                                             -----------  -----------  -----------
                                            $ 9,912,723    9,301,884  $ 9,012,023
                                             ===========  ===========  ===========


 4. Investment securities, by type, held by the Corporation are as follows ($000's):

                                               June 30,   December 31,   June 30,
                                                 1997         1996         1996
                                             -----------  -----------  -----------
      Investment securities held to maturity:
         State and political subdivisions   $   845,889  $   769,748  $   616,103
         Other                                    4,450        4,056        4,056
                                             -----------  -----------  -----------
      Investment securities
         held to maturity                       850,339      773,804      620,159

      Investment securities available for sale:
         U.S. treasury and
           government agencies                2,841,656    2,856,625    2,573,758
         State and political subdivisions           717          719          888
         Other                                  143,531      207,704      157,292
                                             -----------  -----------  -----------
      Investment securities
         available for sale                   2,985,904    3,065,048    2,731,938
                                             -----------  -----------  -----------
       Total investment securities          $ 3,836,243  $ 3,838,852  $ 3,352,097
                                             ===========  ===========  ===========

                             MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements - Continued

                            June 30, 1997 & 1996 (Unaudited)


 5. On March 31, 1997 and April 1, 1996, $16.8 million of the Corporation's 8.5% convertible subordinated notes were converted by the holder into 1,922,114 shares of the Corporation's common stock each in separate transactions. The common stock acquired by conversion of the notes were each exchanged for 168,185 shares of the Corporation's Series A convertible preferred stock. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

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

     The pro forma impact of adopting SFAS No. 128 is as follows:

      Pro Forma Earnings Per Share
                                                      1997                 1996
                                             --------------------  -------------------
                                                Basic    Diluted     Basic    Diluted
                                             --------------------  -------------------
     Three Months Ended June 30,            $   0.62   $   0.58   $  0.54   $   0.50
                                             ====================  ===================

     Six Months Ended June 30,              $   1.23   $   1.14   $  1.03   $   0.96
                                             ====================  ===================

 7.  The Corporation's deposit liabilities consists of the following ($000's):

                                         June 30,   December 31,     June 30,
                                           1997         1996           1996
                                     -----------------------------------------
       Noninterest bearing demand    $  2,443,022  $  2,470,882  $  2,164,671

       Savings and NOW                  4,363,367     4,400,594     4,215,774
       Other time deposits
         $100 and over                  1,254,004     1,059,066       783,895
       Other time deposits
         under $100                     3,123,267     3,021,816     3,035,845
                                     -----------------------------------------
                                     $ 11,183,660  $ 10,952,358  $ 10,200,185
                                     =========================================


 8. Interest Risk Management Instruments - The Securities and Exchange Commission recently adopted new rules that require expanded disclosure of accounting policies for derivative financial instruments. The following accounting policy disclosures supplement the disclosures included in
     Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8 of the Corporation's 1996 Annual Report on Form 10-K/A.

     At the present time, interest rate swaps are the primary derivative interest rate management instrument used for asset/liability management. Options (caps and floors) are also used for asset/liability purposes however, these contracts are not currently material to the Corporation's financial condition or net income.

                             MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements - Continued

                            June 30, 1997 & 1996 (Unaudited)


     The hedge accounting method is applied to interest rate swaps that meet the hedge criteria which is discussed below. Under this method, accrued income or expense associated with the swap is recognized as a component of the interest income or expense of the hedged asset or liability. Unrealized gains and losses are recognized on a basis that is consistent with the method of accounting for the hedged asset or liability. Unrealized gains or losses are not recognized for hedged assets or liabilities carried at amortized cost. Unrealized gains and losses on hedged assets and liabilities which are carried at fair value are reported as a component of shareholders' equity, net of applicable income tax effects.

     The criteria to qualify an interest rate swap for the hedge accounting method is as follows:

          1. The swap must be designated as a hedge and reduce the interest rate risk of the designated asset or liability.

          2. The notional amount of the swap must be less than or equal to the amortized cost of the asset or liability to be hedged.

          3. The swap must achieve its intended objective of converting the yield on the hedged asset or liability to the desired rate. This criteria is assumed to have been met if the interest rate on the hedged asset or liability is identical to the offsetting rate on the swap. If the two rates are not identical, the correlation between the levels of the two rates since inception of the swap must be measured to ensure that the swap is meeting its intended objective.

     If an interest risk management instrument is terminated or ceases to qualify for the hedge accounting method, any realized or unrealized gain or loss at that time is deferred and amortized over the remaining period of the original hedge. Any subsequent realized or unrealized gains or losses on instruments that no longer meet the hedge criteria are included in the determination of net income. If the item being hedged is sold, any deferred or unrealized gain or loss on the interest risk management instrument at the time of sale is considered in the determination of the gain or loss on the sale. If the interest risk management instrument is not terminated, it must be carried at fair vale on a prospective basis, with changes in fair value included in the determination of periodic net income.

     Cash flows from interest risk management instruments are reported in the consolidated statement of cash flows as operating activities.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                            Three Months Ended June 30,
                                            ---------------------------
Assets                                            1997          1996
------                                      ------------- -------------
Cash and due from banks                     $    576,533  $    573,774
Short-term investments                           187,972       184,521
Trading securities                                40,624        23,327

Investment securities:
  Taxable                                      2,925,572     2,643,004
  Tax-exempt                                     885,513       615,473
                                            ------------- -------------
Total investment securities                    3,811,085     3,258,477

Loans:
  Commercial                                   3,057,389     2,945,305
  Real estate                                  5,144,644     4,445,908
  Personal                                     1,126,526     1,132,631
  Lease financing                                368,585       282,448
                                            ------------- -------------
                                               9,697,144     8,806,292
  Less: Allowance for loan losses                156,273       163,161
                                            ------------- -------------
Total loans                                    9,540,871     8,643,131

Premises and equipment, net                      318,727       302,970
Accrued interest and other assets                394,912       363,435
                                            ------------- -------------
Total Assets                                $ 14,870,724  $ 13,349,635
                                            ============= =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $  2,154,686  $  2,036,825
  Interest bearing                             8,637,438     7,992,076
                                            ------------- -------------
Total deposits                                10,792,124    10,028,901
Funds purchased and security repurchase
  agreements                                   1,744,786       832,692
Other short-term borrowings                      196,021       168,188
Long-term borrowings                             477,703       735,680
Accrued expenses and other liabilities           352,492       307,425
                                            ------------- -------------
Total liabilities                             13,563,126    12,072,886

Shareholders' equity                           1,307,598     1,276,749
                                            ------------- -------------
Total Liabilities and Shareholders' Equity  $ 14,870,724  $ 13,349,635
                                            ============= =============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                              Six Months Ended June 30,
                                            ---------------------------
Assets                                            1997          1996
------                                      ------------- -------------
Cash and due from banks                     $    577,543  $    568,299
Short-term investments                           184,062       188,552
Trading securities                                40,576        21,824

Investment securities:
  Taxable                                      2,976,151     2,584,684
  Tax-exempt                                     867,215       574,524
                                            ------------- -------------
Total investment securities                    3,843,366     3,159,208

Loans:
  Commercial                                   3,002,070     2,920,899
  Real estate                                  5,039,656     4,434,139
  Personal                                     1,143,031     1,139,776
  Lease financing                                355,860       279,837
                                            ------------- -------------
                                               9,540,617     8,774,651
  Less: Allowance for loan losses                156,790       162,839
                                            ------------- -------------
Total loans                                    9,383,827     8,611,812

Premises and equipment, net                      317,663       303,832
Accrued interest and other assets                392,824       357,049
                                            ------------- -------------
Total Assets                                $ 14,739,861  $ 13,210,576
                                            ============= =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $  2,121,082  $  2,011,354
  Interest bearing                             8,575,715     7,957,212
                                            ------------- -------------
Total deposits                                10,696,797     9,968,566
Funds purchased and security repurchase
  agreements                                   1,695,213       755,739
Other short-term borrowings                      180,379       129,151
Long-term borrowings                             525,979       777,527
Accrued expenses and other liabilities           348,543       308,279
                                            ------------- -------------
Total liabilities                             13,446,911    11,939,262

Shareholders' equity                           1,292,950     1,271,314
                                            ------------- -------------
Total Liabilities and Shareholders' Equity  $ 14,739,861  $ 13,210,576
                                            ============= =============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996
-----------------------------------------
Net income for the second quarter of 1997 amounted to $56.6 million compared to $50.4 million for the same period in the prior year. Primary and fully diluted earnings per share were both $.58 for the three months ended June 30, 1997, compared with $.51 and $.50, respectively for the three months ended June 30, 1996. The return on average assets and average equity were 1.53% and 17.37% for the quarter ended June 30, 1997 and 1.52% and 15.87% for the quarter ended June 30, 1996.

The increase in net income of $6.2 million or 12.4% in the current quarter compared with the same quarter last year reflects the growth in noninterest income and the increase in net interest income offset somewhat by an increase in the provision for loan losses and the increase in noninterest expense.

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

SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
-------------------------------------------------------------------------
($000's except per share data)
                                     1997                      1996
                             --------------------   ----------------------------
                               Second     First     Fourth     Third     Second
                               Quarter   Quarter    Quarter   Quarter    Quarter
                             -------------------  ------------------------------
Interest Income             $ 267,280 $ 257,923  $ 255,355 $  246,625 $ 236,027
Interest Expense             (134,040) (128,281)  (122,457)  (120,374) (112,094)
                             --------- ---------  --------- ---------- ---------
Net Interest Income           133,240   129,642    132,898    126,251   123,933

Provision for Loan Losses      (4,306)   (4,311)    (4,086)    (3,983)   (3,548)

Net Securities Gains               13       803     14,677         15       134

Other Income                  138,574   136,792    131,819    123,486   120,476

Other Expense                (182,527) (180,767)  (178,849)  (163,587) (164,195)
                             --------- ---------  --------- ---------- ---------
Income Before Taxes            84,994    82,159     96,459     82,182    76,800

Income Tax Provision          (28,372)  (27,360)   (34,590)   (27,533)  (26,432)
                             --------- ---------  --------- ---------- ---------
Operating Income            $  56,622 $  54,799  $  61,869 $   54,649 $  50,368
                             ========= =========  ========= ========== =========
Per Common Share
   Operating Income Per Share
      Primary               $    0.58 $    0.57  $    0.63 $     0.55 $    0.51
      Fully Diluted              0.58      0.56       0.62       0.55      0.50
   Dividends                    0.200     0.185      0.185      0.185     0.185

Return on Average Equity
   Based on Operating Income    17.37%    17.39%     18.95%     16.96%    15.87%

CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS AS A PERCENT
---------------------------------------------------------------
OF AVERAGE TOTAL ASSETS
-----------------------
                                     1997                     1996
                             -------------------  -----------------------------
                              Second     First     Fourth     Third     Second
                              Quarter   Quarter    Quarter   Quarter    Quarter
                             --------- ---------  --------- ---------- ---------
Interest Income (FTE)            7.35%     7.30%      7.25%      7.17%     7.23%
Interest Expense                (3.61)    (3.56)     (3.41)     (3.44)    (3.38)
                             --------- ---------  --------- ---------- ---------
Net Interest Income              3.74      3.74       3.84       3.73      3.85

Provision for Loan Losses       (0.12)    (0.12)     (0.11)     (0.11)    (0.11)

Net Securities Gains             0.00      0.02       0.41       0.00      0.00

Other Income                     3.74      3.80       3.67       3.53      3.63

Other Expense                   (4.92)    (5.02)     (4.99)     (4.68)    (4.93)
                             --------- ---------  --------- ---------- ---------
Income Before Taxes              2.44      2.42       2.82       2.47      2.44

Income Tax Provision            (0.91)    (0.90)     (1.10)     (0.91)    (0.92)
                             --------- ---------  --------- ---------- ---------
Return on Average Assets
   Based on Operating Income     1.53%     1.52%      1.72%      1.56%     1.52%
                             ========= =========  ========= ========== =========

The following table reconciles operating income to operating income before amortization of intangibles ("tangible operating income"). Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.


SUMMARY CONSOLIDATED TANGIBLE OPERATING INCOME AND FINANCIAL STATISTICS
-----------------------------------------------------------------------
($000's except per share data)
                                      1997                    1996
                             -------------------  ------------------------------
                              Second     First     Fourth     Third     Second
                              Quarter   Quarter    Quarter   Quarter    Quarter
                             --------- ---------  --------- ---------- ---------
Operating Income            $  56,622 $  54,799  $  61,869 $   54,649 $  50,368

Amortization, net of tax          874       874        872        839       790
                             --------- ---------  --------- ---------- ---------
Tangible Operating Income   $  57,496 $  55,673  $  62,741 $   55,488 $  51,158
                             ========= =========  ========= ========== =========

Tangible Operating Income Per Share

   Primary                  $    0.59 $    0.58  $    0.64 $     0.56 $    0.51

   Fully Diluted                 0.59      0.57       0.63       0.55      0.51

Return on Average

   Tangible Assets               1.56%     1.55%      1.76%      1.59%     1.55%

   Tangible Equity              18.24     18.30      19.91      17.81     16.60

NET INTEREST INCOME
-------------------
Net interest income for the second quarter of 1997 amounted to $133.2 million, an increase of $9.3 million or 7.5% from the $123.9 million reported for the second quarter of 1996. The increase in the volume of average earning assets contributed approximately $28.0 million while the increase in yield on earning assets contributed approximately $3.3 million of the increase in interest income. The increase in the volume of average interest bearing liabilities contributed approximately $15.0 million and the increase in the cost on interest bearing liabilities contributed approximately $7.0 million to the increase in interest expense.

Average earning assets increased $1.5 billion or 11.9% in the second quarter of 1997 compared to the same period a year ago. Including securitized adjustable rate mortgage loans (ARMS), average loans grew approximately $912.4 million or 9.8% compared to the second quarter of last year. Average securities, excluding securitized ARMs, increased $531.1 million which reflects the Corporation's intent, initiated in the prior year, to increase the portfolio size with higher yielding and longer-term securities to adjust the rate sensitivity and leverage the consolidated balance sheet. During the second quarter of 1997, the Corporation's banking affiliates repositioned investment securities through the sale and purchase of approximately $337 million of securities available for sale.

Average interest bearing liabilities increased $1.3 billion or 13.6% in the second quarter of 1997 compared to the same period in 1996. Average interest bearing deposits increased $645.4 million or 8.1% ,average short-term borrowings increased $939.9 million while average long-term borrowings decreased $258.0 million or 35.1%. Average noninterest bearing deposits increased $117.9 million or 5.8% during the second quarter of 1997 compared to the second quarter of 1996.

During the second quarter of 1997, the remaining $25 million of the Corporation's banking subsidiaries' Bank Notes matured and were refinanced primarily with short-term borrowings and brokered certificates of deposit. Also during the second quarter, the Corporation began issuing Series C and Series D Medium Term Notes in order to refinance approximately $ 87 million of Series B and Series C Medium Term Notes which will mature during the remainder of 1997 and 1998.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

Marshall & Ilsley Corporation's quarterly average loan portfolio

                                1997                  1996
                         -----------------  -------------------------- Annual
                          Second   First     Fourth   Third    Second  Growth
                         Quarter  Quarter   Quarter  Quarter  Quarter    PCT
                         -----------------  -------------------------- -------
Commercial Loans        $  3,057 $  2,946  $  2,919 $  2,981 $  2,945     3.8%

Real Estate Loans
 Construction                320      323       321      283      267    19.6
 Commercial Mortgages      2,496    2,417     2,359    2,303    2,226    12.1
  Residential Mortgages    2,329    2,193     2,201    2,093    1,953    19.3
  Securitized ARM loans      512      550       487      460      491     4.4
                         -------- --------  -------- -------- -------- -------
 Residential Mortgages     2,841    2,743     2,688    2,553    2,444    16.3
                         -------- --------  -------- -------- -------- -------
Total Real Estate Loans    5,657    5,483     5,368    5,139    4,937    14.6

Personal Loans
 Personal Loans              850      872       871      851      841     1.1
 Student Loans               277      288       283      281      292    (5.2)
                         -------- --------  -------- -------- -------- -------
Total Personal Loans       1,127    1,160     1,154    1,132    1,133    (0.5)

Lease Financing
   Receivables
 Commercial                  280      279       269      258      255     9.7
 Personal                     88       64        49       37       27   229.5
                         -------- --------  -------- -------- -------- -------
Lease Financing
   Receivables               368      343       318      295      282    30.5
                         -------- --------  -------- -------- -------- -------
Total Consolidated
  Average Loans & ARMs  $ 10,209 $  9,932  $  9,759 $  9,547 $  9,297     9.8%
                         ======== ========  ======== ======== ======== =======
Total Consolidated
  Average Loans         $  9,697 $  9,382  $  9,272 $  9,087 $  8,806    10.1%
                         ======== ========  ======== ======== ======== =======

During 1996 approximately $224 million of ARM loans were converted into government guaranteed agency pool securities. There were no ARM loan securitizations during the first half of 1997. Including the securitized ARMs, average residential mortgages increased by approximately $397.8 million or 16.3% in the second quarter of 1997 compared with the second quarter of 1996. Approximately $111 million of the increase is attributable to home equity loans and lines of credit.

Lease financing receivables increased $86.1 million or 30.5% in the second quarter of 1997 compared with the same period last year of which, approximately $61.4 million is due to growth in automobile leasing.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

Marshall & Ilsley Corporation's quarterly average deposits

                                 1997                 1996
                         -----------------  -------------------------- Annual
                          Second   First     Fourth   Third    Second  Growth
                         Quarter  Quarter   Quarter  Quarter  Quarter    PCT
                         -----------------  -------------------------- -------
Noninterest Bearing
  Commercial            $  1,388 $  1,362  $  1,462 $  1,368 $  1,302     6.6%
  Personal                   343      331       329      384      427   (19.7)
  Other                      424      394       436      358      308    37.9
                         -------- --------  -------- -------- -------- -------
Total Noninterest
  Bearing Deposits         2,155    2,087     2,227    2,110    2,037     5.8

Interest Bearing
  Savings & NOW            1,732    1,753     1,787    1,803    1,817    (4.7)
  Money Market             2,642    2,613     2,557    2,451    2,407     9.8
  Other CDs &
    Time Deposits          3,032    3,027     3,054    3,048    3,039    (0.2)
  CDs Greater than $100      672      662       643      643      614     9.5
  Brokered CDs               559      458       369      221      115   384.2
                         -------- --------  -------- -------- -------- -------
Total Interest
  Bearing Deposits         8,637    8,513     8,410    8,166    7,992     8.1
                         -------- --------  -------- -------- -------- -------
Total Consolidated
  Average Deposits      $ 10,792 $ 10,600  $ 10,637 $ 10,276 $ 10,029     7.6%
                         ======== ========  ======== ======== ======== =======

Money market savings and brokered CDs exhibited the greatest growth when comparing average deposits in the second quarter of 1997 to the second quarter of 1996. The money market index account increased $342.6 million or 21.8% and averaged $1.9 billion in the second quarter of 1997 compared with $1.6 billion during the same period last year. During the second quarter of 1997, the Corporation began issuing brokered CDs which are callable at the option of the Corporation in addition to other brokered CDs. Concurrently with the callable issue, the Corporation entered into receive fixed interest rate swaps which are callable at the option of the counterparty. The increase in brokered CDs represents the Corporation's intent to acquire longer-term CDs with maturities of one year or more in order to provide a stable source of funds that over time is less costly than Bank Notes. The brokered callable CDs provide term liquidity at rates below LIBOR.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and comparative prior year quarter are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans to make the comparative information more meaningful.

YIELD & COST ANALYSIS                      SECOND QUARTER
($ in millions)         ----------------------------------------------
                                  1997                      1996
                        ------------------------  -------------------------
                                        Average                    Average
                        Average         Yield or   Average         Yield or
                        Balance  Interest Cost     Balance  Interest Cost
                        ------------------------   ------------------------
Loans (a)              $10,209.5  $ 214.1  8.41 % $ 9,297.1 $ 194.1  8.40 %

Investment Securities:
   Taxable               2,413.2     39.8  6.62     2,152.2    32.4  6.06
   Tax Exempt (a)          885.5     15.4  6.98       615.5    10.6  6.89

Other Short-term
 Investments (a)           228.6      3.2  5.61       207.8     2.7  5.31
                        ------------------------   -----------------------
Total Interest
 Earning Assets        $13,736.8  $ 272.5  7.96 % $12,272.6 $ 239.8  7.86 %
                        =======================    =======================

Money Market Savings   $ 2,642.4  $  28.4  4.32 % $ 2,406.9 $  24.4  4.07 %
Regular Savings
 & NOW                   1,732.1      9.1  2.10     1,817.2     9.5  2.10
Other CDs & Time
 Deposits                3,032.0     43.1  5.71     3,038.6    43.3  5.74
CDs Greater than
 $100 & Brokered CDs     1,230.9     18.1  5.89       729.3    10.3  5.69
                        ------------------------   ----------------------
Total Interest
  Bearing Deposits       8,637.4     98.7  4.58     7,992.0    87.5  4.40
Short-term
 Borrowings              1,940.8     26.7  5.53     1,000.9    12.8  5.13
Long-term
 Borrowings                477.7      8.6  7.20       735.7    11.8  6.45
                        ------------------------   ----------------------
Total Interest
 Bearing Liabilities   $11,055.9  $ 134.0  4.86 % $ 9,728.6 $ 112.1  4.63 %
                        ========================   ======================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                           $ 138.5  4.05 %           $ 127.7  4.19 %
                                   =============             =============

(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.

The net interest margin as a percent of average earning assets declined 14 basis points from 4.19% in the second quarter of 1996 to 4.05% in the current quarter. The yield on average earning assets increased 10 basis points while the cost of interest bearing liabilities increased 23 basis points. The cost of interest bearing deposits increased 18 basis points while short-term borrowing costs increased 40 basis points. The cost of long-term borrowings increased 75 basis points which reflects, in part, the issuance of $200 million of 7.65% cumulative preferred capital securities in December, 1996.

At June 30, 1997, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate floors designated as hedges to manage the interest rate volatility associated with variable rate loans and the convexity risk associated with investments in collateralized mortgage obligations. In addition, the Corporation had a callable receive fixed / pay floating interest rate swap designated as a hedge to offset the brokered callable CDs previously discussed.

The Corporation's position with respect to interest rate swaps and interest rate floors at June 30, 1997 consisted of the following ($ in millions):

    Interest Rate Swaps
    -------------------
      Notional Value                                   $450
      Weighted average receive rate                    6.31%
      Weighted average pay rate                        5.81%
      Weighted average remaining term (in years)       2.44
      Estimated fair value                            $0.02

    Callable Interest Rate Swaps
    ----------------------------
      Notional Value                                    $15
      Weighted average receive rate                    6.85%
      Weighted average pay rate                        5.56%
      Weighted average remaining term (in years)       6.99
      Estimated fair value                           ($0.21)

    Interest Rate Floors
    --------------------
      Notional Value                                    $50
      Strike Rate                                      5.13%
      Index                                            5.80%
      Weighted average remaining term (in years)       4.34
      Estimated fair value                            $0.18
      Unamortized premium                             $0.37

For the three months ended June 30, 1997, the effect on net interest income resulting from the swaps, net of floor premium amortization, was a positive $.6 million compared with a positive $.3 million in the same period in 1996.

PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
--------------------------------------------
At June 30, 1997, nonperforming assets were $71.4 million compared to $77.6 million at March 31, 1997 and $98.1 million at June 30, 1996. Nonaccrual loans, the largest component of nonperforming assets, decreased $5.9 million since the first quarter and decreased $23.6 million since June 30, 1996. Other real estate owned, loans past due 90 days or more and renegotiated loans all decreased since March 31, 1997. Compared to June 30, 1996, renegotiated loans decreased $1.3 million, loans past due 90 days or more were relatively unchanged and other real estate owned decreased $1.7 million.

Total nonaccrual commercial loans and leases decreased $5.3 million since the first quarter and decreased $24.3 million since June 30, 1996. Nonaccrual commercial loans and leases are substantially responsible for the decrease in nonperforming assets at June 30, 1997 compared to nonperforming assets at March 31, 1997. Since the first quarter, nonaccrual real estate loans and nonaccrual personal loans have also declined to a lesser extent.

Net charge-offs in the second quarter of 1997 amounted to $3.3 million or .14% of average loans compared to $5.6 million or .24% of average loans in the first quarter of 1997 and $1.5 million or .07% of average loans in the second quarter of 1996. Four larger commercial loans accounted for approximately $1.8 million of the net charge-off activity during the second quarter of 1997.

The allowance for loan losses amounted to $155.6 million or 1.57% of total loans at June 30, 1997 compared to $154.6 million or 1.61% at March 31, 1997 and $163.9 million or 1.82% at June 30, 1996. The coverage ratio of the allowance for loan losses to nonperforming loans was 236% at June 30, 1997 compared with 215% at March 31, 1997 and 181% at June 30, 1996.

The provision for loan losses amounted to $4.3 million in the second quarter of 1997 compared to $3.5 million in the second quarter of 1996. The increase is primarily due to loan growth.

CONSOLIDATED CREDIT QUALITY INFORMATION  ($000's)

                                    1997                  1996
                             -----------------  --------------------------
                              Second   First     Fourth   Third    Second
NONPERFORMING ASSETS         Quarter  Quarter   Quarter  Quarter  Quarter
--------------------         -----------------  --------------------------
Nonaccrual                  $ 56,723 $ 62,576  $ 60,176 $ 65,377 $ 80,344

Renegotiated                   1,636    1,736     1,819    1,878    2,936

Past Due 90 Days or More       7,461    7,517     7,366    8,329    7,492
                             -------- --------  -------- -------- --------
Total Nonperforming
   Loans                      65,820   71,829    69,361   75,584   90,772

Other Real Estate Owned        5,625    5,729     5,629    6,406    7,332
                             -------- --------  -------- -------- --------
Total Nonperforming
   Assets                   $ 71,445 $ 77,558  $ 74,990 $ 81,990 $ 98,104
                             ======== ========  ======== ======== ========

ALLOWANCE FOR
   LOAN LOSSES              $155,620 $154,599  $155,895 $152,755 $163,866
                             ======== ========  ======== ======== ========

CONSOLIDATED STATISTICS
-----------------------
Net Charge-offs
   to Average Loans
     Annualized                 0.14 %   0.24 %    0.04 %   0.66 %   0.07 %
Total Nonperforming Loans
   to Total Loans               0.66     0.75      0.75     0.81     1.01
Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned            0.72     0.81      0.81     0.88     1.09
Allowance for Loan Losses
   to Total Loans               1.57     1.61      1.68     1.64     1.82
Allowance for Loan Losses
   to Nonperforming Loans        236      215       225      202      181

                                    1997                  1996
                             -----------------  --------------------------
                              Second   First     Fourth   Third    Second
NONACCRUAL LOANS BY TYPE     Quarter  Quarter   Quarter  Quarter  Quarter
------------------------     -----------------  --------------------------
Commercial
  Commercial, Financial &
    Agricultural            $ 13,462 $ 17,945  $ 16,257 $ 21,902 $ 37,495
  Lease Financing
    Receivables                1,430    2,290     1,624    1,393    1,677
                             -------- --------  -------- -------- --------
Total Commercial              14,892   20,235    17,881   23,295   39,172

Real Estate
  Construction and Land
    Development                1,311    1,650       731      488      642
  Commercial Mortgage         18,185   19,987    19,760   21,218   21,295
  Residential Mortgage        19,203   17,286    18,284   17,212   16,293
                             -------- --------  -------- -------- --------
Total Real Estate             38,699   38,923    38,775   38,918   38,230

Personal                       3,132    3,418     3,520    3,164    2,942
                             -------- --------  -------- -------- --------
Total Nonaccrual Loans      $ 56,723 $ 62,576  $ 60,176 $ 65,377 $ 80,344
                             ======== ========  ======== ======== ========


                                   1997                   1996
RECONCILIATION OF            -----------------  --------------------------
  CONSOLIDATED ALLOWANCE      Second   First     Fourth   Third    Second
  FOR LOAN LOSSES            Quarter  Quarter   Quarter  Quarter  Quarter
------------------------     -----------------  --------------------------
Beginning Balance           $154,599 $155,895  $152,755 $163,866 $161,841

Provision for Loan Losses      4,306    4,311     4,086    3,983    3,548

Allowance of Bank Acquire         --       --        --       --       --

Allowance Transfer for Loan
   Securitizations                --       --        --       --       --

Loans Charged-off
   Commercial                  2,773    3,305     1,471   13,044    1,012
   Real Estate                   446    1,466     1,258    1,378      242
   Personal                    1,706    2,003     1,959    1,430    1,663
   Leases                        462       80        93      254       61
                             -------- --------  -------- -------- --------
Total Charge-offs              5,387    6,854     4,781   16,106    2,978

Recoveries on Loans
   Commercial                  1,089      349     1,701      255      438
   Real Estate                   314      235     1,619      125      385
   Personal                      617      652       474      589      605
   Leases                         82       11        41       43       27
                             -------- --------  -------- -------- --------
Total Recoveries               2,102    1,247     3,835    1,012    1,455
                             -------- --------  -------- -------- --------
Net Loans Charged-off          3,285    5,607       946   15,094    1,523
                             -------- --------  -------- -------- --------
Ending Balance              $155,620 $154,599  $155,895 $152,755 $163,866
                             ======== ========  ======== ======== ========

OTHER INCOME
------------
Total other income in the second quarter of 1997 amounted to $138.6 million, an increase of $18.0 million or 14.9%, compared to $120.6 million in the same period last year.

Data processing revenue increased $16.3 million or 24.7% from $66.0 million in the second quarter of 1996 to $82.3 million in the current quarter. Processing revenue increased $14.8 million or 33.1%. Software revenue increased $1.6 million which reflects, in part, the purchase acquisition of EastPoint Technology, Inc. which occurred in the third quarter of 1996. Buyout fees, which can vary from period to period, increased $.5 million while conversion fees decreased $.5 million. Revenues from unique services such as contract programming and consulting increased $2.0 million. Compared to the first quarter of 1997, revenue from data processing services increased $2.1 million or 2.7% which includes a $2.3 million decrease in buyout fees.

Trust services revenue amounted to $18.8 million in the second quarter of 1997, an increase of $1.3 million or 7.3% compared to $17.5 million in the second quarter of 1996. While all components of trust services revenue experienced an increase, personal trust fees increased $.6 million while corporate trust fees increased $.4 million.

Other customer services increased $.8 million or 2.7% and totaled $29.5 million in the second quarter of 1997 compared to $28.7 million in the same period one year ago. Service charges on deposits of $13.2 million increased $.2 million and credit card fees increased $.5 million from the prior year.

Net securities gains in the second quarter of 1997 and 1996 were not significant.

All other income amounted to $8.0 million in the second quarter of 1997 compared to $8.2 million in the second quarter of 1996. Gains from the sale of residential mortgage loans which includes the servicing rights declined $.5 million while gains from the sale of student loans increased $.2 million.

OTHER EXPENSE
-------------
Total other expenses in the second quarter of 1997 amounted to $182.5 million, an increase of $18.3 million or 11.2% compared to $164.2 million in the same period last year.

The increase in expenses is primarily attributable to the Corporation's nonbanking businesses especially its Data Services segment ("Data Services"). Data Services expense growth reflects the impact of the acquisition of EastPoint Technology, Inc., the cost of adding processing capacity and other related costs associated with increased revenue growth and maintenance activities associated with the Year 2000. It is estimated that the net cost to change existing computer programs for both internal and external software to comply with the Year 2000 will be approximately $25 million. It is anticipated that a substantial portion of the total cost will be incurred over the next two years and will be expensed as incurred. Data Services incurred approximately $2 million of expense in all of 1996 and in 1997 incurred approximately $2.2 million of expense in the first quarter and approximately $3.5 million in the second quarter related to the Year 2000. Future data processing revenue is critically dependent upon the successful implementation of the necessary changes.

Expenses of the Corporation's banks throughout all of 1996 include costs of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support and product and service distribution networks.

Salaries and employee benefits expense amounted to $107.9 million in the second quarter of 1997 compared to $93.2 million in the second quarter of 1996, an increase of $14.7 million or 15.7%. Salaries and employee benefits expense of Data Services increased $14.1 million or 36.7% in the current quarter compared to the same period last year. At June 30, 1997 Data Services had approximately 624 more employees when compared to June 30, 1996 which reflects, in part, the addition of EastPoint Technology, Inc. and four datacenters. In addition, expense associated with contract programmers and other temporary help increased $2.9 million over the comparative periods.

Data Services expense growth accounted for approximately 78% of the increase in net occupancy, equipment, software expenses, processing charges and supplies and printing in the second quarter of 1997 compared to the second quarter of 1996. The decrease in professional services expense of $.5 million in the current quarter compared with the same period last year is also primarily attributable to Data Services.

All other expense decreased 5.2% or $1.3 million from $24.9 million in the second quarter of 1996 to $23.6 million in the second quarter of 1997. Credit card franchise and authorization fees increased $.8 million . Travel expenses also increased $.9 million. The increase in travel was attributable to Data Services. In addition to the above, this category of expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. The amount of cost capitalized, net of amortization in the second quarter of 1997, was $3.1 million more than the amount recorded in the second quarter of the prior year. Approximately $2.7 million of the increase was due to software development.


INCOME TAXES
------------
The provision for income taxes for the three months ended June 30, 1997 amounted to $28.4 million compared to $26.4 million for the three months ended June 30, 1996. The decrease in the effective tax rate is primarily due to the increase in interest income exempt from Federal income taxes.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996
---------------------------------------
Net income for the first half of 1997 amounted to $111.4 million compared to $96.5 million in the first half of 1996, an increase of 15.4%. Primary and fully diluted earnings per share were $1.15 and $1.14, respectively for the six months ended June 30, 1997 compared to $.98 and $.96, respectively for the same period last year. The year to date return on average equity was 17.38% in the current period and 15.27% for the six months ended June 30, 1996.

The following table presents a summary of each of the major elements of the consolidated income statement for the first six months of 1997 and 1996 stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis (FTE) where appropriate.

                                                ROA
                              1997     1996    Impact
                             ------   ------   --------
Interest Income               7.33 %   7.26 %   0.07 %
Interest Expense             (3.59)   (3.40)   (0.19)
                             ------   ------   --------
Net Interest Income           3.74     3.86    (0.12)

Provision for Loan Losses    (0.12)   (0.11)   (0.01)

Net Securities Gains          0.01       --     0.01

Other Income                  3.77     3.55     0.22

Other Expense                (4.98)   (4.92)   (0.06)
                             ------   ------   ------
Income Before Taxes           2.42     2.38     0.04

Income Taxes                 (0.90)   (0.91)    0.01
                             ------   ------   ------
Return on Average Assets      1.52 %   1.47 %   0.05 %
                             ======   ======   ======

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the six months ended June 30, 1997 and 1996 are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans to make the comparative information more meaningful.

YIELD & COST ANALYSIS                 Six Months Ended June 30,
($ in millions)    ----------------------------------------------------------
                               1997                           1996
                   ----------------------------  ----------------------------
                                       Average                        Average
                    Average           Yield or     Average           Yield or
                    Balance  Interest   Cost       Balance  Interest   Cost
                   ----------------------------   ----------------------------
Loans (a)           $10,071.7   $ 419.6    8.40%  $ 9,268.1 $   389.2     8.45%

Investment Securities:
   Taxable            2,445.1      79.9    6.59     2,091.2      62.2     5.98
   Tax Exempt (a)       867.2      30.0    6.98       574.5      19.6     6.85

Other Short-term
 Investments (a)        224.6       6.1    5.45       210.4       5.6     5.38
                     ----------------------------  ----------------------------
Total Interest
 Earning Assets     $13,608.6 $   535.6    7.94%  $12,144.2 $   476.6     7.89%
                   ============================    ============================

Money Market
   Savings          $ 2,627.8 $    55.4    4.25%   $ 2,396.8 $    48.9     4.10%
Regular Savings
 & NOW                1,742.4      18.2    2.11      1,829.5      19.2     2.11
Other CDs & Time
 Deposits             3,029.7      85.5    5.69      3,036.6      87.2     5.78
CDs Greater than
 $100 & Brokered CDs  1,175.8      33.9    5.82        694.3      19.8     5.74
                     ----------------------------   ---------------------------
Total Interest
  Bearing Deposits    8,575.7     193.0    4.54      7,957.2     175.1     4.43
Short-term
 Borrowings           1,875.6      50.6    5.44        884.9      22.8     5.18
Long-term
 Borrowings             526.0      18.7    7.18        777.5      25.0     6.46
                     ----------------------------   ---------------------------
Total Interest Bearing
   Liabilities      $10,977.3 $   262.3    4.82%   $ 9,619.6 $   222.9     4.66%
                     ============================   ===========================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                       $   273.3    4.05%             $   253.7     4.20%
                               ==================            ==================

(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.

The increase in net income is due to growth in noninterest revenue, primarily data processing services, and net interest income offset by an increased provision for loan losses and growth in other expense which is driven primarily by Data Services.

CAPITAL RESOURCES
-----------------
Shareholders' equity was $1.34 billion at June 30, 1997 compared to $1.26 billion at December 31, 1996 and $1.27 billion at June 30, 1996.

Net unrealized gains on securities available for sale were relatively unchanged at June 30, 1997 compared to December 31, 1996. As previously reported, shareholders' equity increased by approximately $16.9 million due to the March 31, 1997 conversion of the Corporation's 8.5% convertible subordinated note. During the second quarter of 1997 the Corporation increased dividends paid to shareholders 8% to $.20 per share from $.185 per share.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by its Board of Directors. During the second quarter of 1997, .1 million shares of common stock were acquired with an aggregate cost of $3.2 million. Since inception of the program 19.3 million common shares have been acquired with a cumulative cost of $482.5 million or $25.00 per share on a weighted average basis.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                                                  RISK-BASED CAPITAL RATIOS ($in millions)
                               ---------------------------------------------------------------------
                                         June 30, 1997                      December 31, 1996
                               ---------------------------------- ----------------------------------
                                 Amount            Ratio            Amount            Ratio
                               ----------------- ---------------- ----------------- ----------------
Tier 1 Capital                 $ 1,441.1         12.71 %          $ 1,361.9         12.71 %
Tier 1 Capital
   Minimum Requirements            453.4          4.00                428.5          4.00
                                 --------        ------             --------        ------
Excess                         $   987.7          8.71 %          $   933.4          8.71 %
                                 ========        ======             ========        ======

Total Capital                  $ 1,683.0         14.85 %          $ 1,596.4         14.90 %
Total Capital
   Minimum Requirement             906.8          8.00                857.1          8.00
                                 --------        ------             --------        ------
Excess                         $   776.2          6.85 %          $   739.3          6.90 %
                                 ========        ======             ========        ======

Risk-Adjusted Assets           $11,335.2                          $10,713.4
                                =========                          =========

                                                    LEVERAGE RATIOS ($in millions)
                               ---------------------------------------------------------------------

Tier 1 Capital                 $ 1,441.1          9.74 %          $ 1,361.9          9.61 %
Minimum Leverage
   Requirement                     443.7 -739.5   3.00 -  5.00        425.3 -708.8   3.00 -  5.00
                                 --------------- --------------     --------------- --------------
Excess                         $   997.4 -701.6   6.74 -  4.74%   $   936.6 -653.1   6.61 -  4.61%
                                 =============== ==============     =============== ==============

Adjusted Average
   Total Assets                $14,789.3                          $14,175.4
                                =========                          =========

RECENT DEVELOPMENTS
-------------------
On March 15,1997, the Corporation announced it would acquire Security Capital Corporation ("Security") for approximately 12.3 million shares of its Common Stock and approximately $376 million in cash in a transaction to be accounted for as a purchase.

Security is the parent of Security Bank S.S.B. a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin. As of June 30, 1997, Security had consolidated assets of approximately $3.7 billion.

Regulatory approvals were obtained in June and Security shareholder approval was obtained in July. The transaction is anticipated to be completed by October 1, 1997.

                            PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
 A.  The Corporation held its Annual Meeting of Shareholders on April 22,
     1997.

 B. Votes cast for the election of seven Directors to serve until the 2000 Annual Meeting of Shareholders are as follows:

           Director          For        Against    Abstentions   Non-Vote
      ------------------ ----------- ------------- ------------ -----------
      Richard A. Abdoo   72,975,414     1,109,257        --          --
      Wendell F. Bueche  73,054,489     1,030,181        --          --
      G.H. Gunnlaugsson  73,080,500     1,004,170        --          --
      Jack F. Kellner    72,612,284     1,472,386        --          --
      P.M. Platten III   72,064,183     2,020,488        --          --
      J.B. Wigdale       73,056,173     1,028,497        --          --
      James O. Wright    72,673,535     1,411,136        --          --

      The continuing Directors of the Corporation are as follows:

      Jon F. Chait                   Oscar C. Boldt
      D.J. Kuester                   J.P. Bolduc
      Edward L. Meyer, Jr.           Glenn A. Francke
      Don R. O'Hare                  Burleigh E. Jacobs
      San W. Orr, Jr.                James F. Kress
      J.A. Puelicher                 Gus A. Zuehlke
      Stuart W. Tisdale

     Votes cast to approve the Corporation's 1997 Executive Stock Option and Restricted Stock Plan are as follows:

                           For        Against    Abstentions   Non-Vote
                       ----------- ------------- ------------ -----------
                       54,788,986     1,110,339    2,397,078   5,788,266

     Votes cast to approve the Corporation's 1997 Annual Executive Incentive Compensation Plan are as follows:

                           For        Against    Abstentions   Non-Vote
                       ----------- ------------- ------------ -----------
                       63,887,911     7,263,086    2,436,528     497,144


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


August 14, 1997