Form 10-Q
period 1997-09-30
MARSHALL & ILSLEY CORP/WI/
filed 1997-11-14
CIK 62741

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

          (Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
        -------------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                      October 31, 1997
            -----                                      ----------------
Common Stock, $1.00 Par Value                            101,383,805

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                             September 30, December 31,  September 30,
Assets                                            1997         1996           1996
------                                       ------------  ------------  -------------
Cash and cash equivalents:
  Cash and due from banks                   $    794,947  $    780,562  $    769,509
  Federal funds sold and
    security resale agreements                    72,550       123,880        80,149
  Money market funds                              45,693        63,482        38,128
                                             ------------  ------------  ------------
Total cash and cash equivalents                  913,190       967,924       887,786

Trading securities                                39,303        39,671        32,958
Other short-term investments                      42,780        45,711        33,975
Investment securities available for sale at
  market value                                 3,018,850     3,065,048     2,927,618
Investment securities held to maturity,
  market value $898,060 ($776,750 December 31,
  and $704,392 September 30, 1996)               882,446       773,804       707,603
                                             ------------  ------------  ------------
Total investment securities                    3,901,296     3,838,852     3,635,221

Loans                                         10,240,513     9,301,884     9,309,436
  Less: Allowance for loan losses                157,893       155,895       152,755
                                             ------------  ------------  ------------
Net loans                                     10,082,620     9,145,989     9,156,681

Premises and equipment, net                      318,265       313,381       301,323
Accrued interest and other assets                417,662       411,785       396,393
                                             ------------  ------------  ------------
Total Assets                                $ 15,715,116  $ 14,763,313  $ 14,444,337
                                             ============  ============  ============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $  2,456,120  $  2,470,882  $  2,349,445
  Interest bearing                             8,823,962     8,481,476     8,217,943
                                             ------------  ------------  ------------
Total deposits                                11,280,082    10,952,358    10,567,388
Funds purchased and security
    repurchase agreements                      1,642,591     1,337,940     1,537,551
Other short-term borrowings                      602,592       496,609       511,129
Accrued expenses and other liabilities           416,348       379,100       324,802
Long-term borrowings                             394,090       336,096       232,727
                                             ------------  ------------  ------------
Total liabilities                             14,335,703    13,502,103    13,173,597

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 685,314 shares issued (517,129
    December 31, and September 30, 1996)             685           517           517
  Common stock, $1.00 par value; 99,494,335
    shares issued                                 99,494        99,494        99,494
  Additional paid-in capital                     194,668       204,135       200,320
  Retained earnings                            1,326,360     1,209,167     1,165,163
  Less: Treasury common stock, at cost;
        10,621,925 shares (10,910,798 December 31,
        and 8,457,461 September 30, 1996)        282,069       279,143       197,895
        Deferred compensation                      1,014           825           954
  Net unrealized gains on securities
    available for sale, net of related taxes      41,289        27,865         4,095
                                             ------------  ------------  ------------
Total shareholders' equity                     1,379,413     1,261,210     1,270,740
                                             ------------  ------------  ------------
Total Liabilities and
  Shareholders' Equity                      $ 15,715,116  $ 14,763,313  $ 14,444,337
                                             ============  ============  ============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                          Three Months Ended September 30,
                                          --------------------------------
Interest income                                   1997          1996
---------------                              ------------  ------------
  Loans                                     $    211,182  $    191,148
  Investment securities:
    Taxable                                       49,580        44,815
    Exempt from Federal income taxes              11,232         8,366
  Trading securities                                 506           308
  Short-term investments                           2,083         1,988
                                             ------------  ------------
Total interest income                            274,583       246,625

Interest expense
----------------
  Deposits                                       103,411        91,383
  Short-term borrowings                           26,666        19,421
  Long-term borrowings                             8,988         9,570
                                             ------------  ------------
Total interest expense                           139,065       120,374
                                             ------------  ------------
Net interest income                              135,518       126,251
Provision for loan losses                          4,258         3,983
                                             ------------  ------------
Net interest income after
  provision for loan losses                      131,260       122,268

Other income
------------
  Data processing services                        86,653        69,741
  Trust services                                  20,072        17,632
  Other customer services                         32,273        29,151
  Net securities gains                               137            15
  Other                                           13,078         6,962
                                             ------------  ------------
Total other income                               152,213       123,501

Other expense
-------------
  Salaries and employee benefits                 111,107        96,541
  Net occupancy                                    9,742         9,505
  Equipment                                       21,741        19,412
  Software expenses                                5,037         3,710
  Payments to regulatory agencies                    618         3,434
  Processing charges                               6,388         5,046
  Supplies and printing                            3,694         3,621
  Professional services                            4,296         3,842
  Other                                           27,526        33,360
                                             ------------  ------------
Total other expense                              190,149       178,471
                                             ------------  ------------
Income before income taxes                        93,324        67,298
Provision for income taxes                        31,460        22,260
                                             ------------  ------------
Net income                                  $     61,864  $     45,038
                                             ============  ============
Net income per common share
---------------------------
  Primary                                   $       0.63  $       0.46
  Fully Diluted                                     0.63          0.45

Dividends paid per common share             $      0.200  $      0.185

Weighted average common shares outstanding:
  Primary                                         98,116        98,545
  Fully diluted                                   98,259       100,649

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                 1997          1996
                                             ------------  ------------
Interest income
---------------
  Loans                                     $    610,397  $    561,887
  Investment securities:
    Taxable                                      148,923       124,579
    Exempt from Federal income taxes              31,805        21,702
  Trading securities                               1,493           834
  Short-term investments                           7,168         7,079
                                             ------------  ------------
Total interest income                            799,786       716,081

Interest expense
----------------
  Deposits                                       296,450       266,498
  Short-term borrowings                           77,225        42,224
  Long-term borrowings                            27,711        34,538
                                             ------------  ------------
Total interest expense                           401,386       343,260
                                             ------------  ------------
Net interest income                              398,400       372,821
Provision for loan losses                         12,875        11,108
                                             ------------  ------------
Net interest income after
  provision for loan losses                      385,525       361,713

Other income
------------
  Data processing services                       249,074       194,099
  Trust services                                  57,801        51,953
  Other customer services                         91,339        86,797
  Net securities gains                               953           199
  Other                                           29,228        23,776
                                             ------------  ------------
Total other income                               428,395       356,824

Other expense
-------------
  Salaries and employee benefits                 324,371       281,386
  Net occupancy                                   29,764        29,143
  Equipment                                       64,183        58,521
  Software expenses                               14,294        10,802
  Payments to regulatory agencies                  1,846         4,558
  Processing charges                              18,293        14,279
  Supplies and printing                           11,935        12,056
  Professional services                           12,429        12,297
  Other                                           76,328        78,814
                                             ------------  ------------
Total other expense                              553,443       501,856
                                             ------------  ------------
Income before income taxes                       260,477       216,681
Provision for income taxes                        87,192        75,120
                                             ------------  ------------
Net income                                  $    173,285  $    141,561
                                             ============  ============
Net income per common share
---------------------------
  Primary                                   $       1.78  $       1.43
  Fully Diluted                                     1.77          1.40

Dividends paid per common share             $      0.585  $      0.535

Weighted average common shares outstanding:
  Primary                                         97,384        98,714
  Fully diluted                                   98,310       101,483

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                  1997          1996
                                             ------------  ------------
Net Cash Provided by Operating Activities   $    222,718  $    167,460

Cash Flows From Investing Activities:
-------------------------------------
  Net (increase)decrease in securities with
    maturities of three months or less              (200)       64,250
  Proceeds from sales of securities
    available for sale                           428,429       217,245
  Proceeds from maturities of longer
    term securities                              441,384       653,485
  Purchases of longer term securities           (905,217)   (1,539,250)
  Net increase in loans                         (881,477)     (528,322)
  Purchases of assets to be leased              (191,029)     (115,824)
  Principal payments on lease receivables        131,865       105,178
  Fixed asset purchases, net                     (42,470)      (24,123)
  Cash of companies acquired, net                     --       (25,741)
  Other                                            7,969         4,649
                                             ------------  ------------
    Net cash used in
       investing activities                   (1,010,746)   (1,188,453)
                                             ------------  ------------
Cash Flows From Financing Activities:
-------------------------------------
  Net increase in deposits                       331,318       286,611
  Proceeds from issuance of commercial paper     299,710       478,178
  Payments for maturity of commercial paper (208,507) (498,950) Net increase in other short-term
    borrowings                                   511,815     1,188,414
  Proceeds from issuance of long-term debt        77,026        36,184
  Payments of long-term debt                    (191,450)     (350,384)
  Dividends paid                                 (56,092)      (52,012)
  Purchases of treasury stock                    (46,867)      (85,917)
  Other                                           16,341         9,166
                                             ------------  ------------
    Net cash provided by financing
       activities                                733,294     1,011,290
                                             ------------  ------------
Net decrease in cash and cash equivalents        (54,734)       (9,703)

Cash and cash equivalents, beginning of year     967,924       897,489
                                             ------------  ------------
Cash and cash equivalents, end of period    $    913,190  $    887,786
                                             ============  ============
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                $    389,646  $    345,871
    Income taxes                                  71,534        81,231

See notes to financial statements.

                        MARSHALL & ILSLEY CORPORATION
                        Notes to Financial Statements

                    September 30, 1997 & 1996 (Unaudited)


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1996 Annual Report on Form 10-K/A. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months and nine months ended September 30, 1997 and 1996. The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1996 consolidated financial statements and analyses have been reclassified to conform with the 1997 presentation.


2. The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes.

     The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.


3.   The Corporation's loan portfolio consists of the following ($000's):

                                            September 30, December 31, September 30,
                                                1997          1996         1996
                                           -----------------------------------------
    Commercial, financial & agricultural   $  3,249,972  $  2,917,393 $  3,026,750
    Real estate:
       Construction                             354,095       323,420      304,908
       Residential Mortgage                   2,542,366     2,176,224    2,180,842
       Commercial Mortgage                    2,546,552     2,379,156    2,349,363
                                           ----------------------------------------
    Total real estate                         5,443,013     4,878,800    4,835,113
    Personal                                  1,127,212     1,174,186    1,139,402
    Lease financing                             420,316       331,505      308,171
                                           ----------------------------------------
                                           $ 10,240,513  $  9,301,884 $  9,309,436
                                           =======================================


4. Investment securities, by type, held by the Corporation are as follows ($000's):

                                            September 30, December 31, September 30,
                                                1997          1996         1996
                                           -----------------------------------------
    Investment securities held to maturity:
       State and political subdivisions    $    878,025  $    769,748 $    703,547
       Other                                      4,421         4,056        4,056
                                           ----------------------------------------
    Investment securities
       held to maturity                         882,446       773,804      707,603


    Investment securities available for sale:
       U.S. treasury and
         government agencies                  2,870,469     2,856,625    2,771,331
       State and political subdivisions             298           719          893
       Other                                    148,083       207,704      155,394
                                           ----------------------------------------
    Investment securities
       available for sale                     3,018,850     3,065,048    2,927,618
                                           ----------------------------------------
     Total investment securities           $  3,901,296  $  3,838,852 $  3,635,221
                                           ========================================

                        MARSHALL & ILSLEY CORPORATION
                  Notes to Financial Statements - Continued

                    September 30, 1997 & 1996 (Unaudited)


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

     The pro forma impact of adopting SFAS No. 128 is as follows:

                                               1997               1996
                                          ---------------    ---------------
        Pro Forma Earnings Per Share       Basic  Diluted     Basic  Diluted
                                          ------- -------    ------- -------

        Three Months Ended September 30,   $0.68   $0.63      $0.48   $0.45
                                          ======= =======    ======= =======

        Nine Months Ended September 30,    $1.91   $1.77      $1.51   $1.41
                                          ======= =======    ======= =======


7.   The Corporation's deposit liabilities consists of the following ($000's):

                                            September 30, December 31, September 30,
                                                1997          1996         1996
                                           -----------------------------------------
    Noninterest bearing demand             $  2,456,120  $  2,470,882 $  2,349,445

    Savings and NOW                           4,404,456     4,400,594    4,248,184
    Other time deposits $100 and over         1,268,590     1,059,066      927,931
    Other time deposits under $100            3,150,916     3,021,816    3,041,828
                                           ----------------------------------------
                                           $ 11,280,082  $ 10,952,358 $ 10,567,388
                                           ========================================

                        MARSHALL & ILSLEY CORPORATION
                  Notes to Financial Statements - Continued

                    September 30, 1997 & 1996 (Unaudited)


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

                        MARSHALL & ILSLEY CORPORATION
                  Notes to Financial Statements - Continued

                    September 30, 1997 & 1996 (Unaudited)


9. On October 1, 1997, the Corporation acquired Security Capital Corporation ("Security") pursuant to an Agreement and Plan of Merger dated as of March 14, 1997. Consideration for the outstanding shares of Security Common Stock consisted of 12.3 million shares of the Corporation's Common Stock and $376.3 million in cash. The acquisition of Security will contribute approximately $2.4 billion and $2.3 billion of loans and deposits, respectively and result in total combined assets of approximately $19 billion. The transaction was accounted for using the purchase method of accounting. Accordingly, the Corporation's financial statements will include the effect of Security only for the period subsequent to the October 1, 1997 acquisition date. Initial goodwill of approximately $247 million and $37.4 million of core deposit intangible were recorded in connection with this transaction. The goodwill is being amortized on a straight-line basis over 25 years and the core deposit intangible is being amortized on an accelerated basis.

     The information below presents, on a pro forma basis, certain historical financial information for the Corporation, adjusted for the Security transaction as if the transaction had been consummated on the first of January of the indicated year. ($ in thousands except per share data).

                                                      Nine Months Ended
                                                        September 30,
                                                  -------------------------
             Pro Forma Corporation and Security       1997         1996
                                                  ------------ ------------
             Total Revenues (Interest Income
               plus Other Income)                  $1,441,389   $1,251,834

             Net Income                               135,373      132,578

             Net Income Per Share
               Primary                                  $1.23        $1.19
               Fully Diluted                             1.22         1.17


     The pro forma net income shown above includes certain merger related expenses incurred by Security during the nine months ended September 30, 1997. In addition, the Corporation and Security incurred certain one-time special charges in 1996. The following table reconciles pro forma net income and pro forma net income per share to pro forma operating income and pro forma operating income per share.

                                                  Pro Forma Nine Months Ended September 30,
                                                         ($000's except per share data)
                                   ------------------------------------------------------------------
                                                1997                              1996
                                   --------------------------------  --------------------------------
                                               Earnings Per Share                Earnings Per Share
                                             ----------------------            ----------------------
                                   After-Tax               Fully     After-Tax               Fully
                                     Amount    Primary    Diluted      Amount    Primary    Diluted
                                   --------------------------------  --------------------------------
Pro Forma Net Income                $135,373      $1.23      $1.22    $132,578      $1.19      $1.17

The Corporation

  Write-off In-process Technology
    EastPoint Acquisition                                                7,865       0.07       0.07

  SAIF Assessment                                                        1,746       0.02       0.01

Security

  Merger Related Costs - Investment
    Bankers, Legal & Accounting        7,669       0.07       0.07

  Required Branch Divestitures        (6,374)     (0.06)     (0.06)

  Compensation for cash-out of
    Stock Options                     46,149       0.42       0.42

  Lawsuit Settlement                                                     1,920       0.02       0.02

  SAIF Assessment                                                        7,917       0.07       0.07
                                   --------------------------------  --------------------------------
Total Pro Forma Operating Income    $182,817      $1.66      $1.65    $152,026      $1.37      $1.34
                                   ================================  ================================

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                          Three Months Ended September 30,
                                          --------------------------------
Assets                                            1997          1996
------                                       ------------  ------------
Cash and due from banks                     $    601,508  $    569,502
Short-term investments                           154,156       155,625
Trading securities                                40,549        25,583

Investment securities:
  Taxable                                      2,953,401     2,828,184
  Tax-exempt                                     933,114       726,872
                                             ------------  ------------
Total investment securities                    3,886,515     3,555,056

Loans:
  Commercial                                   3,143,482     2,981,023
  Real estate                                  5,341,948     4,678,969
  Personal                                     1,120,636     1,132,014
  Lease financing                                401,019       295,412
                                             ------------  ------------
                                              10,007,085     9,087,418
  Less: Allowance for loan losses                157,299       164,079
                                             ------------  ------------
Total loans                                    9,849,786     8,923,339

Premises and equipment, net                      321,227       303,055
Accrued interest and other assets                393,365       388,683
                                             ------------  ------------
Total Assets                                $ 15,247,106  $ 13,920,843
                                             ============  ============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $  2,268,055  $  2,109,407
  Interest bearing                             8,847,646     8,166,388
                                             ------------  ------------
Total deposits                                11,115,701    10,275,795
Funds purchased and security repurchase
  agreements                                   1,727,115     1,339,433
Other short-term borrowings                      178,425       116,644
Long-term borrowings                             485,565       584,581
Accrued expenses and other liabilities           377,603       322,501
                                             ------------  ------------
Total liabilities                             13,884,409    12,638,954

Shareholders' equity                           1,362,697     1,281,889
                                             ------------  ------------
Total Liabilities and Shareholders' Equity  $ 15,247,106  $ 13,920,843
                                             ============  ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                          Nine Months Ended September 30,
                                          -------------------------------
Assets                                            1997          1996
------                                       ------------  ------------
Cash and due from banks                     $    585,619  $    568,703
Short-term investments                           173,984       177,497
Trading securities                                40,567        23,086

Investment securities:
  Taxable                                      2,968,485     2,666,444
  Tax-exempt                                     889,422       625,677
                                             ------------  ------------
Total investment securities                    3,857,907     3,292,121

Loans:
  Commercial                                   3,049,725     2,941,086
  Real estate                                  5,141,526     4,516,344
  Personal                                     1,135,484     1,137,170
  Lease financing                                371,080       285,067
                                             ------------  ------------
                                               9,697,815     8,879,667
  Less: Allowance for loan losses                156,962       163,255
                                             ------------  ------------
Total loans                                    9,540,853     8,716,412

Premises and equipment, net                      318,865       303,571
Accrued interest and other assets                393,006       367,670
                                             ------------  ------------
Total Assets                                $ 14,910,801  $ 13,449,060
                                             ============  ============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $  2,170,612  $  2,044,277
  Interest bearing                             8,667,354     8,027,446
                                             ------------  ------------
Total deposits                                10,837,966    10,071,723
Funds purchased and security repurchase
  agreements                                   1,705,964       951,724
Other short-term borrowings                      179,720       124,951
Long-term borrowings                             512,360       712,742
Accrued expenses and other liabilities           358,336       313,055
                                             ------------  ------------
Total liabilities                             13,594,346    12,174,195

Shareholders' equity                           1,316,455     1,274,865
                                             ------------  ------------
Total Liabilities and Shareholders' Equity  $ 14,910,801  $ 13,449,060
                                             ============  ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------
Net income for the third quarter of 1997 amounted to $61.9 million compared to $45.0 million for the same period in the prior year. Primary and fully diluted earnings per share were both $.63 for the three months ended September 30, 1997, compared with $.46 and $.45, respectively for the three months ended September 30, 1996. The return on average assets and average equity were 1.61% and 18.01% for the quarter ended September 30, 1997 and 1.29% and 13.98% for the quarter ended September 30, 1996.

During the third quarter of 1996, the Corporation completed the acquisition of EastPoint Technology, Inc. In conjunction with the acquisition, research and development costs relating to acquired in-process technology were written-off. Also during the same quarter, the Corporation accrued the one-time assessment associated with the SAIF recapitalization enacted into law on September 30, 1996.

The following table shows the impact of the special charges described above ($ in millions, except per share data):
                                                         Earnings Per Share
                                                       ---------------------
                                                                    Fully
                                  Pre-tax   After-tax   Primary    Diluted
                                 ---------- ---------- ---------- ----------
Net Income                           $67.3      $45.0      $0.46      $0.45

Special Charges

  Write-off In-process Technology
  EastPoint Acquisition               12.1        7.9       0.08       0.08

  SAIF Assessment                      2.8        1.7       0.01       0.02
                                 ---------- ---------- ---------- ----------
Total Special Charges                 14.9        9.6       0.09       0.10
                                 ---------- ---------- ---------- ----------
Income Before Special Charges        $82.2      $54.6      $0.55      $0.55
                                 ========== ========== ========== ==========


Excluding special charges, the increase in net income of $7.2 million or 13.2% in the current quarter compared with the same quarter last year reflects the growth in noninterest income and the increase in net interest income offset somewhat by an increase in the provision for loan losses and the increase in noninterest expense.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis
(FTE) where appropriate - for the current quarter and previous four quarters. Operating income excludes the third quarter 1996 special charges previously discussed.

SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
-------------------------------------------------------------------------
($000's except per share data)

                                                      1997                           1996
                                       -----------------------------------  ----------------------
                                          Third      Second       First       Fourth      Third
                                         Quarter     Quarter     Quarter      Quarter    Quarter
                                       ----------- ----------- -----------  ----------- ----------
Interest Income                       $   274,583 $   267,280 $   257,923  $   255,355 $  246,625
Interest Expense                         (139,065)   (134,040)   (128,281)    (122,457)  (120,374)
                                       ----------- ----------- -----------  ----------- ----------
Net Interest Income                       135,518     133,240     129,642      132,898    126,251

Provision for Loan Losses                  (4,258)     (4,306)     (4,311)      (4,086)    (3,983)

Net Securities Gains                          137          13         803       14,677         15

Other Income                              152,076     138,574     136,792      131,819    123,486

Other Expense                            (190,149)   (182,527)   (180,767)    (178,849)  (163,587)
                                       ----------- ----------- -----------  ----------- ----------
Income Before Taxes                        93,324      84,994      82,159       96,459     82,182

Income Tax Provision                      (31,460)    (28,372)    (27,360)     (34,590)   (27,533)
                                       ----------- ----------- -----------  ----------- ----------
Operating Income                      $    61,864 $    56,622 $    54,799  $    61,869 $   54,649
                                       =========== =========== ===========  =========== ==========
Per Common Share
   Operating Income Per Share
      Primary                         $      0.63 $      0.58 $      0.57  $      0.63 $     0.55
      Fully Diluted                          0.63        0.58        0.56         0.62       0.55
   Dividends                                0.200       0.200       0.185        0.185      0.185

Return on Average Equity
   Based on Operating Income                18.01 %     17.37 %     17.39 %      18.95 %    16.96 %


CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE
--------------------------------------------------------------------------
TOTAL ASSETS
------------

                                                      1997                           1996
                                       -----------------------------------  -----------------------
                                          Third      Second       First       Fourth      Third
                                         Quarter     Quarter     Quarter      Quarter    Quarter
                                       ----------- ----------- -----------  ----------- ----------
Interest Income (FTE)                        7.29 %      7.35 %      7.30 %       7.25 %     7.17 %
Interest Expense                            (3.62)      (3.61)      (3.56)       (3.41)     (3.44)
                                       ----------- ----------- -----------  ----------- ----------
Net Interest Income                          3.67        3.74        3.74         3.84       3.73

Provision for Loan Losses                   (0.11)      (0.12)      (0.12)       (0.11)     (0.11)

Net Securities Gains                         0.00        0.00        0.02         0.41       0.00

Other Income                                 3.96        3.74        3.80         3.67       3.53

Other Expense                               (4.95)      (4.92)      (5.02)       (4.99)     (4.68)
                                       ----------- ----------- -----------  ----------- ----------
Income Before Taxes                          2.57        2.44        2.42         2.82       2.47

Income Tax Provision                        (0.96)      (0.91)      (0.90)       (1.10)     (0.91)
                                       ----------- ----------- -----------  ----------- ----------
Return on Average Assets
   Based on Operating Income                 1.61 %      1.53 %      1.52 %       1.72 %     1.56 %
                                       =========== =========== ===========  =========== ==========

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


SUMMARY CONSOLIDATED TANGIBLE OPERATING INCOME AND FINANCIAL STATISTICS
-----------------------------------------------------------------------
($000's except per share data)

                                                      1997                           1996
                                       -----------------------------------  ----------------------
                                          Third      Second       First       Fourth      Third
                                         Quarter     Quarter     Quarter      Quarter    Quarter
                                       ----------- ----------- -----------  ----------- ----------
Operating Income                      $    61,864 $    56,622 $    54,799  $    61,869 $   54,649

Amortization, net of tax                      876         874         874          872        839
                                       ----------- ----------- -----------  ----------- ----------
Tangible Operating Income             $    62,740 $    57,496 $    55,673  $    62,741 $   55,488
                                       =========== =========== ===========  =========== ==========

Tangible Operating Income Per Share

   Primary                            $      0.64 $      0.59 $      0.58  $      0.64 $     0.56

   Fully Diluted                             0.64        0.59        0.57         0.63       0.55

Return on Average

   Tangible Assets                           1.64 %      1.56 %      1.55 %       1.76 %     1.59 %

   Tangible Equity                          18.85       18.24       18.30        19.91      17.81



NET INTEREST INCOME
-------------------
Net interest income for the third quarter of 1997 amounted to $135.5 million, an increase of $9.2 million or 7.3% from the $126.3 million reported for the third quarter of 1996. The increase in the volume of average earning assets contributed approximately $24.7 million while the increase in yield on earning assets contributed approximately $3.2 million of the increase in interest income. The increase in the volume of average interest bearing liabilities contributed approximately $12.0 million and the increase in the cost of interest bearing liabilities contributed approximately $6.7 million to the increase in interest expense.

Average earning assets increased $1.3 billion or 9.9% in the third quarter of 1997 compared to the same period a year ago. Including securitized adjustable rate mortgage loans (ARMS), average loans grew approximately $895.5 million or 9.4% compared to the third quarter of last year. Average securities, excluding securitized ARMs, increased $355.6 million which reflects the Corporation's intent, initiated in the prior year, to increase the portfolio size with higher yielding and longer-term securities to adjust the rate sensitivity and leverage the consolidated balance sheet. As previously reported, during the second quarter of 1997, the Corporation's banking affiliates repositioned investment securities through the sale and purchase of approximately $337 million of securities available for sale.

Average interest bearing liabilities increased $1.0 billion or 10.1% in the third quarter of 1997 compared to the same period in 1996. Average interest bearing deposits increased $681.3 million or 8.3% ,average short-term borrowings increased $449.5 million while average long-term borrowings decreased $99.0 million or 16.9%. Average noninterest bearing deposits increased $158.6 million or 7.5% during the third quarter of 1997 compared to the third quarter of 1996.

Since September 30, 1996, $175 million of the Corporation's banking subsidiaries' Bank Notes matured and were refinanced primarily with short-term borrowings and brokered certificates of deposit. Also during the second and third quarter of 1997, the Corporation began issuing Series C and Series D Medium Term Notes in order to refinance approximately $ 77 million of Series B and Series C Medium Term Notes which will mature during the remainder of 1997 and 1998. During the third quarter of 1997 approximately $40.0 million of Medium Term Notes were issued while $10.5 million of such notes matured.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected below. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

Marshall & Ilsley Corporation's quarterly average loan portfolio

                                           1997                      1996
                               -----------------------------  ------------------ Annual
                                 Third    Second     First     Fourth    Third   Growth
                                Quarter   Quarter   Quarter    Quarter  Quarter    PCT
                               --------- --------- ---------  ------------------ -------
Commercial Loans              $   3,143 $   3,057 $   2,946  $   2,919 $  2,981     5.4 %

Real Estate Loans
 Construction                       336       320       323        321      283    18.7
 Commercial Mortgages             2,526     2,496     2,417      2,359    2,303     9.7
  Residential Mortgages           2,480     2,329     2,193      2,201    2,093    18.5
  Securitized ARM loans             436       512       550        487      460    (5.2)
                               --------- --------- ---------  --------- -------- -------
 Residential Mortgages            2,916     2,841     2,743      2,688    2,553    14.2
                               --------- --------- ---------  --------- -------- -------
Total Real Estate Loans           5,778     5,657     5,483      5,368    5,139    12.4

Personal Loans
 Personal Loans                     854       850       872        871      851     0.3
 Student Loans                      267       277       288        283      281    (5.0)
                               --------- --------- ---------  --------- -------- -------
Total Personal Loans              1,121     1,127     1,160      1,154    1,132    (1.0)

Lease Financing Receivables
 Commercial                         287       280       279        269      258    11.0
 Personal                           114        88        64         49       37   208.5
                               --------- --------- ---------  --------- -------- -------
Lease Financing Receivables         401       368       343        318      295    35.7
                               --------- --------- ---------  --------- -------- -------
Total Consolidated
  Average Loans & ARMs        $  10,443 $  10,209 $   9,932  $   9,759 $  9,547     9.4 %
                               ========= ========= =========  ========= ======== =======
Total Consolidated
  Average Loans               $  10,007 $   9,697 $   9,382  $   9,272 $  9,087    10.1 %
                               ========= ========= =========  ========= ======== =======


During 1996 approximately $224 million of ARM loans were converted into government guaranteed agency pool securities. There were no ARM loan securitizations during the first three quarters of 1997. Including the securitized ARMs, average residential mortgages increased by approximately $362.2 million or 14.2% in the third quarter of 1997 compared with the third quarter of 1996. Approximately $97.3 million of the increase is attributable to home equity loans and lines of credit.

Lease financing receivables increased $105.6 million or 35.7% in the third quarter of 1997 compared with the same period last year of which, approximately $77.3 million is due to growth in automobile leasing.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

Marshall & Ilsley Corporation's quarterly average deposits

                                           1997                      1996
                               -----------------------------  ------------------ Annual
                                 Third    Second     First     Fourth    Third   Growth
                                Quarter   Quarter   Quarter    Quarter  Quarter    PCT
                               --------- --------- ---------  --------- -------- -------
Noninterest Bearing
  Commercial                  $   1,476 $   1,388 $   1,362  $   1,462 $  1,368     7.9 %
  Personal                          341       343       331        329      384   (11.4)
  Other                             451       424       394        436      358    26.6
                               --------- --------- ---------  --------- -------- -------
Total Noninterest
  Bearing Deposits                2,268     2,155     2,087      2,227    2,110     7.5

Interest Bearing
  Savings & NOW                   1,753     1,732     1,753      1,787    1,803    (2.8)
  Money Market                    2,695     2,642     2,613      2,557    2,451     9.9
  Other CDs & Time Deposits       3,122     3,032     3,027      3,054    3,048     2.4
  CDs Greater than $100             678       672       662        643      643     5.4
  Brokered CDs                      600       559       458        369      221   172.0
                               --------- --------- ---------  --------- -------- -------
Total Interest
  Bearing Deposits                8,848     8,637     8,513      8,410    8,166     8.3
                               --------- --------- ---------  --------- -------- -------
Total Consolidated
  Average Deposits            $  11,116 $  10,792 $  10,600  $  10,637 $ 10,276     8.2 %
                               ========= ========= =========  ========= ======== =======


Money market savings and brokered CDs exhibited the greatest growth when comparing average deposits in the third quarter of 1997 to the third quarter of 1996. The money market index account increased $339.9 million or 20.8% and averaged $1.97 billion in the third quarter of 1997 compared with $1.63 billion during the same period last year. During the second quarter of 1997, the Corporation began issuing brokered CDs which are callable at the option of the Corporation in addition to other brokered CDs. Concurrently with the callable issue, the Corporation entered into receive fixed interest rate swaps which are callable at the option of the counterparty. Callable CDs averaged approximately $36 million in the third quarter of 1997 and amounted to $55 million at September 30, 1997. The increase in brokered CDs represents the Corporation's intent to acquire longer-term CDs with maturities of one year or more in order to provide a stable source of funds that over time is less costly than Bank Notes. The brokered callable CDs provide term liquidity at rates below LIBOR.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and comparative prior year quarter are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans to make the comparative information more meaningful.

YIELD & COST ANALYSIS                           THIRD QUARTER
($ in millions)          -----------------------------------------------------------
                                      1997                          1996
                         ----------------------------   ----------------------------
                                             Average                        Average
                          Average             Yield      Average             Yield
                          Balance   Interest or Cost     Balance   Interest or Cost
                         ----------------------------   ----------------------------
Loans (a)               $ 10,443.3 $   219.9    8.35 % $  9,547.7 $   199.9    8.33 %

Investment Securities:
   Taxable                 2,517.2      41.3    6.52      2,367.9      36.5    6.14
   Tax Exempt (a)            933.1      16.4    6.97        726.9      12.2    6.70

Other Short-term
 Investments (a)             194.7       2.6    5.29        181.2       2.3    5.05
                         ----------------------------   ----------------------------
Total Interest
 Earning Assets         $ 14,088.3 $   280.2    7.89 % $ 12,823.7 $   250.9    7.78 %
                         ============================   ============================

Money Market Savings    $  2,695.0 $    29.7    4.38 % $  2,451.2 $    25.4    4.13 %
Regular Savings
 & NOW                     1,752.5       9.5    2.15      1,803.6       9.6    2.12
Other CDs & Time
 Deposits                  3,122.1      45.0    5.72      3,047.7      43.9    5.72
CDs Greater than
 $100 & Brokered CDs       1,278.1      19.2    5.95        863.9      12.5    5.73
                         ----------------------------   ----------------------------
Total Interest
  Bearing Deposits         8,847.7     103.4    4.64      8,166.4      91.4    4.45
Short-term
 Borrowings                1,905.5      26.7    5.55      1,456.1      19.4    5.31
Long-term
 Borrowings                  485.6       9.0    7.34        584.5       9.6    6.51
                         ----------------------------   ----------------------------
Total Interest
 Bearing Liabilities    $ 11,238.8 $   139.1    4.91 % $ 10,207.0 $   120.4    4.69 %
                         ============================   ============================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                            $   141.1    3.97 %            $   130.5    4.05 %
                                    =================              =================


(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.

The net interest margin as a percent of average earning assets declined 8 basis points from 4.05% in the third quarter of 1996 to 3.97% in the current quarter. The yield on average earning assets increased 11 basis points while the cost of interest bearing liabilities increased 22 basis points. The cost of interest bearing deposits increased 19 basis points while short-term borrowing costs increased 24 basis points. The cost of long-term borrowings increased 83 basis points which reflects, in part, the issuance of $200 million of 7.65% cumulative preferred capital securities in December, 1996.

At September 30, 1997, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate floors designated as hedges to manage the interest rate volatility associated with variable rate loans and the convexity risk associated with investments in collateralized mortgage obligations. In addition, the Corporation had a callable receive fixed / pay floating interest rate swap designated as a hedge to offset the brokered callable CDs previously discussed.

The Corporation's position with respect to interest rate swaps and interest rate floors at September 30, 1997 consisted of the following ($ in millions):

    Interest Rate Swaps

      Notional Value                                       $450
      Weighted average receive rate                        6.31%
      Weighted average pay rate                            5.74%
      Weighted average remaining term (in years)           2.19
      Estimated fair value                                $2.50


    Callable Interest Rate Swaps

      Notional Value                                        $55
      Weighted average receive rate                        6.66%
      Weighted average pay rate                            5.53%
      Weighted average remaining term (in years)           6.47
      Estimated fair value                               ($0.24)


    Interest Rate Floors

      Notional Value                                        $50
      Strike Rate                                          5.13%
      Index                                                5.72%
      Weighted average remaining term (in years)           4.08
      Estimated fair value                                $0.22
      Unamortized premium                                 $0.35


For the three months ended September 30, 1997, the effect on net interest income resulting from the swaps, net of floor premium amortization, was a positive $.6 million compared with a positive $.3 million in the same period in 1996.


PROVISION FOR LOAN LOSSES AND CREDIT QUALITY
--------------------------------------------
At September 30, 1997, nonperforming assets were $74.3 million compared to $71.4 million at June 30, 1997 and $82.0 million at September 30, 1996. Nonaccrual loans, the largest component of nonperforming assets, increased $5.0 million since the second quarter and decreased $3.7 million since September 30, 1996. Other real estate owned decreased $2.0 million and renegotiated loans decreased $.4 million since June 30, 1997 while loans past due 90 days or more increased $.3 million since the second quarter of 1997. Compared to September 30, 1996, renegotiated loans and loans past due 90 days or more each decreased $.6 million respectively, while other real estate owned decreased $2.8 million.

Total nonaccrual commercial loans and leases increased $4.4 million since the second quarter and decreased $4.0 million since September 30, 1996. Nonaccrual commercial loans and leases are substantially responsible for the increase in nonperforming assets at September 30, 1997 compared to nonperforming assets at June 30, 1997. Since the second quarter, nonaccrual real estate loans increased $.4 million and nonaccrual personal loans increased $.2 million.

Net charge-offs in the third quarter of 1997 amounted to $2.0 million or .08% of average loans compared to $3.3 million or .14% of average loans in the second quarter of 1997 and $15.1 million or .66% of average loans in the third quarter of 1996.

The allowance for loan losses amounted to $157.9 million or 1.54% of total loans at September 30, 1997 compared to $155.6 million or 1.57% at June 30, 1997 and $152.8 million or 1.64% at September 30, 1996. The coverage ratio of the allowance for loan losses to nonperforming loans was 223% at September 30, 1997 compared with 236% at June 30, 1997 and 202% at September 30, 1996.

The provision for loan losses amounted to $4.3 million in the third quarter of 1997 compared to $4.0 million in the third quarter of 1996. The increase is primarily due to loan growth.


CONSOLIDATED CREDIT QUALITY INFORMATION  ($000's)

NONPERFORMING ASSETS
--------------------
                                             1997                       1996
                                 -----------------------------  -------------------
                                   Third    Second     First     Fourth     Third
                                  Quarter   Quarter   Quarter    Quarter   Quarter
                                 --------- --------- ---------  --------- ---------
Nonaccrual                      $  61,685 $  56,723 $  62,576  $  60,176 $  65,377

Renegotiated                        1,242     1,636     1,736      1,819     1,878

Past Due 90 Days or More            7,721     7,461     7,517      7,366     8,329
                                 --------- --------- ---------  --------- ---------
Total Nonperforming Loans          70,648    65,820    71,829     69,361    75,584

Other Real Estate Owned             3,637     5,625     5,729      5,629     6,406
                                 --------- --------- ---------  --------- ---------
Total Nonperforming Assets      $  74,285 $  71,445 $  77,558  $  74,990 $  81,990
                                 ========= ========= =========  ========= =========

ALLOWANCE FOR LOAN LOSSES       $ 157,893 $ 155,620 $ 154,599  $ 155,895 $ 152,755
                                 ========= ========= =========  ========= =========


CONSOLIDATED STATISTICS
-----------------------
Net Charge-offs
   to Average Loans
     Annualized                      0.08 %    0.14 %    0.24 %     0.04 %    0.66 %
Total Nonperforming Loans
   to Total Loans                    0.69      0.66      0.75       0.75      0.81
Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned                 0.73      0.72      0.81       0.81      0.88
Allowance for Loan Losses
   to Total Loans                    1.54      1.57      1.61       1.68      1.64
Allowance for Loan Losses
   to Nonperforming Loans             223       236       215        225       202


NONACCRUAL LOANS BY TYPE
------------------------
                                             1997                      1996
                                 -----------------------------  -------------------
                                   Third    Second     First     Fourth     Third
                                  Quarter   Quarter   Quarter    Quarter   Quarter
                                 --------- --------- ---------  --------- ---------
Commercial
  Commercial, Financial &
    Agricultural                $  17,229 $  13,462 $  17,945  $  16,257 $  21,902
  Lease Financing
    Receivables                     2,073     1,430     2,290      1,624     1,393
                                 --------- --------- ---------  --------- ---------
Total Commercial                   19,302    14,892    20,235     17,881    23,295

Real Estate
  Construction and Land
    Development                       573     1,311     1,650        731       488
  Commercial Mortgage              19,631    18,185    19,987     19,760    21,218
  Residential Mortgage             18,848    19,203    17,286     18,284    17,212
                                 --------- --------- ---------  --------- ---------
Total Real Estate                  39,052    38,699    38,923     38,775    38,918

Personal                            3,331     3,132     3,418      3,520     3,164
                                 --------- --------- ---------  --------- ---------
Total Nonaccrual Loans          $  61,685 $  56,723 $  62,576  $  60,176 $  65,377
                                 ========= ========= =========  ========= =========


RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------
                                             1997                      1996
                                 -----------------------------  ------------------
                                   Third    Second     First     Fourth    Third
                                  Quarter   Quarter   Quarter    Quarter  Quarter
                                 --------- --------- ---------  ------------------
Beginning Balance               $ 155,620 $ 154,599 $ 155,895  $ 152,755 $ 163,866

Provision for Loan Losses           4,258     4,306     4,311      4,086     3,983

Allowance of Bank Acquired            --        --        --         --        --

Allowance Transfer for Loan
   Securitizations                    --        --        --         --        --

Loans Charged-off
   Commercial                       1,024     2,773     3,305      1,471    13,044
   Real Estate                        807       446     1,466      1,258     1,378
   Personal                         1,841     1,706     2,003      1,959     1,430
   Leases                             208       462        80         93       254
                                 --------- --------- ---------  --------- ---------
Total Charge-offs                   3,880     5,387     6,854      4,781    16,106

Recoveries on Loans
   Commercial                         916     1,089       349      1,701       255
   Real Estate                        249       314       235      1,619       125
   Personal                           596       617       652        474       589
   Leases                             134        82        11         41        43
                                 --------- --------- ---------  --------- ---------
Total Recoveries                    1,895     2,102     1,247      3,835     1,012
                                 --------- --------- ---------  --------- ---------
Net Loans Charged-off               1,985     3,285     5,607        946    15,094
                                 --------- --------- ---------  --------- ---------
Ending Balance                  $ 157,893 $ 155,620 $ 154,599  $ 155,895 $ 152,755
                                 ========= ========= =========  ========= =========

OTHER INCOME
------------
Total other income in the third quarter of 1997 amounted to $152.2 million, an increase of $28.7 million or 23.2%, compared to $123.5 million in the same period last year.

Data processing revenue increased $17 million or 24.2% from $69.7 million in the third quarter of 1996 to $86.7 million in the current quarter. Processing revenue increased $13.1 million or 27.8%. Software revenue increased $4.3 million which reflects, in part, the purchase acquisition of EastPoint Technology, Inc. which occurred in the third quarter of 1996. Buyout fees, which can vary from period to period, decreased $.4 million while conversion fees were relatively unchanged. Revenues from unique services such as contract programming and consulting decreased $.2 million. Compared to the second quarter of 1997, revenue from data processing services increased $4.4 million or 5.5% which includes a $.5 million decrease in buyout fees.

Trust services revenue amounted to $20.1 million in the third quarter of 1997, an increase of $2.4 million or 13.8% compared to $17.6 million in the third quarter of 1996. While all components of trust services revenue experienced an increase, personal trust fees and corporate trust fees each increased $1.1 million respectively.

Other customer services increased $3.1 million or 10.7% and totaled $32.3 million in the third quarter of 1997 compared to $29.2 million in the same period one year ago. Service charges on deposits of $13.9 million increased $.8 million. Credit card and ATM fees increased $.4 million. Commissions from annuities and mutual fund sales increased $.9 million.

Net securities gains in the third quarter of 1997 and 1996 were not significant.

All other income amounted to $13.1 million in the third quarter of 1997 compared to $7.0 million in the third quarter of 1996. Gains from the sale of residential mortgage loans which includes the servicing rights increased $2.5 million. Gains from the sale of branch deposits and sale of former bank branch facilities amounted to $3.2 million in the third quarter of 1997.


OTHER EXPENSE
-------------
Total other expenses in the third quarter of 1997 amounted to $190.1 million, an increase of $11.7 million or 6.5% compared to $178.5 million in the same period last year. As previously discussed, expenses in the third quarter of 1996 include the one-time SAIF assessment of $2.8 million and the $12.1 million write-off of acquired in-process technology associated with the EastPoint acquisition. Excluding the third quarter 1996 special charges, total other expenses in the third quarter of 1997 increased $26.6 million or 16.2%.

The increase in expenses is primarily attributable to the Corporation's nonbanking businesses especially its Data Services segment ("Data Services"). Data Services expense growth reflects the impact of the acquisition of EastPoint Technology, Inc., the cost of adding processing capacity and other related costs associated with increased revenue growth and maintenance activities associated with the Year 2000. It is estimated that the net cost to change existing computer programs for both internal and external software to comply with the Year 2000 will be approximately $30 million which represents an increase of approximately $5 million from previous estimates. It is anticipated that a substantial portion of the total cost will be incurred in 1997 and 1998 and will be expensed as incurred. Data Services incurred approximately $3.9 million of expense in the third quarter of 1997 and has incurred approximately $9.6 million of expense in 1997 on a year-to-date basis related to the Year 2000. Total expense related to year 2000 in 1996 was approximately $3.4 million and was incurred over the second half of the prior year. Both internal processing and future data processing revenue are critically dependent upon the successful implementation of the necessary changes.

Expenses of the Corporation's banks throughout all of 1996 include costs of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support and product and service distribution networks.

Salaries and employee benefits expense amounted to $111.1 million in the third quarter of 1997 compared to $96.5 million in the third quarter of 1996, an increase of $14.6 million or 15.1%. Salaries and employee benefits expense of Data Services increased $13.3 million or 31.4% in the current quarter compared to the same period last year. At September 30, 1997 Data Services had approximately 747 more employees when compared to September 30, 1996 which reflects, in part, the addition of EastPoint Technology, Inc. as well as additional processing and service centers. In addition, expense associated with contract programmers and other temporary help increased $1.6 million over the comparative periods.

Data Services expense growth accounted for approximately $4.2 million or 80% of the increase in net occupancy, equipment, software expenses and processing charges in the third quarter of 1997 compared to the third quarter of 1996. Approximately $.2 million of the $.5 million increase in professional services expense in the current quarter compared with the same period last year is attributable to Data Services.

Other expense amounted to $27.5 million in the third quarter of 1997, an increase of $6.3 million or 29.5% compared to the prior year excluding the write-off of acquired in-process technology as previously discussed. Advertising, promotion and development and other customer related expenses increased $1.1 million. Credit card franchise and authorization fees increased $.4 million . Travel expenses increased $1.3 million which was primarily attributable to Data Services. Expense for deferred liabilities which are based on the Corporation's Common Stock increased $1.9 million. In addition to the above, this category of expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. The amount of cost capitalized, net of amortization in the third quarter of 1997 relating to software development was $1.4 million more while the amount relating to data processing conversions was $1.0 million less than the corresponding amounts recorded in the third quarter of the prior year.


INCOME TAXES
------------
The provision for income taxes for the three months ended September 30, 1997 amounted to $31.5 million compared to $22.3 million for the three months ended September 30, 1996. The effective tax rate was relatively unchanged.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
---------------------------------------------
Net income for the first nine months of 1997 amounted to $173.3 million compared to $141.6 million in the same period of 1996. Primary and fully diluted earnings per share were $1.78 and $1.77, respectively for the nine months ended September 30, 1997 compared to $1.43 and $1.40, respectively for the same period last year. The year to date return on average assets and return on average equity were 1.55% and 17.60%, respectively in the current period and 1.41% and 14.83%, respectively for the nine months ended September 30, 1996.

Excluding the special charges previously discussed, income for the nine months ended September 30, 1996 would have been $151.2 million or $1.53 and $1.50 per share on a primary and fully diluted basis, respectively. The return on average equity before special charges amounted to 15.84%.

The following table presents a summary of each of the major elements of the consolidated income statement for the first nine months of 1997 and 1996 stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis (FTE) where appropriate. Year to date data for the prior year is before the special charges previously discussed.

                                                            ROA
                                   1997        1996       Impact
                                ---------   ---------   ----------
Interest Income                     7.32 %      7.23 %      0.09 %
Interest Expense                   (3.60)      (3.41)      (0.19)
                                ---------   ---------   ---------
Net Interest Income                 3.72        3.82       (0.10)

Provision for Loan Losses          (0.12)      (0.11)      (0.01)

Net Securities Gains                0.01          --        0.01

Other Income                        3.83        3.53        0.30

Other Expense                      (4.96)      (4.83)      (0.13)
                                ---------   ---------   ---------
Income Before Taxes                 2.48        2.41        0.07

Income Taxes                       (0.93)      (0.91)      (0.02)
                                ---------   ---------   ---------
Return on Average Assets            1.55 %      1.50 %      0.05 %
                                =========== =========== ==========


The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the nine months ended September 30, 1997 and 1996 are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans to make the comparative information more meaningful.

YIELD & COST ANALYSIS                  Nine Months Ended September 30,
($ in millions)          -----------------------------------------------------------
                                      1997                           1996
                         ----------------------------   ----------------------------
                                             Average                        Average
                          Average            Yield or    Average            Yield or
                          Balance   Interest   Cost      Balance   Interest   Cost
                         ----------------------------   ----------------------------
Loans (a)               $ 10,196.9 $   639.4    8.38 % $  9,362.0 $   589.1    8.41 %

Investment Securities:
   Taxable                 2,469.4     121.2    6.56      2,184.1      98.7    6.04
   Tax Exempt (a)            889.4      46.5    6.98        625.7      31.8    6.79

Other Short-term
 Investments (a)             214.6       8.7    5.41        200.6       7.9    5.28
                         ----------------------------   ----------------------------
Total Interest
 Earning Assets         $ 13,770.3 $   815.8    7.92 % $ 12,372.4 $   727.5    7.85 %
                         ============================   ============================

Money Market Savings    $  2,650.4 $    85.1    4.29 % $  2,415.1 $    74.3    4.11 %
Regular Savings
 & NOW                     1,745.8      27.8    2.12      1,820.8      28.8    2.11
Other CDs & Time
 Deposits                  3,060.8     130.5    5.70      3,040.3     131.1    5.76
CDs Greater than
 $100 & Brokered CDs       1,210.3      53.1    5.86        751.3      32.3    5.74
                         ----------------------------   ----------------------------
Total Interest
  Bearing Deposits         8,667.3     296.5    4.57      8,027.5     266.5    4.43
Short-term
 Borrowings                1,885.7      77.2    5.48      1,076.7      42.2    5.24
Long-term
 Borrowings                  512.4      27.7    7.23        712.7      34.5    6.47
                         ----------------------------   ----------------------------
Total Interest
 Bearing Liabilities    $ 11,065.4 $   401.4    4.85 % $  9,816.9 $   343.2    4.67 %
                         ============================   ============================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                            $   414.4    4.02 %            $   384.3    4.15 %
                                    =================              =================


(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.

The increase in net income is due to growth in noninterest revenue, primarily data processing services, and net interest income offset by an increased provision for loan losses and growth in other expense which is driven primarily by Data Services.

CAPITAL RESOURCES
-----------------
Shareholders' equity was $1.38 billion at September 30, 1997 compared to $1.26 billion at December 31, 1996 and $1.27 billion at September 30, 1996.

Net unrealized gains on securities available for sale at September 30, 1997 increased $13.4 million compared to December 31, 1996. As previously reported, shareholders' equity increased by approximately $16.9 million since year-end 1996 due to the conversion of the Corporation's 8.5% convertible subordinated notes.

The Corporation continued to acquire common shares in accordance with the Stock Repurchase Program approved by its Board of Directors. During the third quarter of 1997, 45,000 shares of common stock were acquired with an aggregate cost of $1.9 million. Since inception of the program 19.3 million common shares have been acquired with a cumulative cost of $484.5 million or $25.04 per share on a weighted average basis. During the third quarter of 1997 the Corporation settled the December 1996 forward contract to purchase 2.0 million shares of its Common Stock. The Corporation elected to settle the contract in cash and charged $11.9 million to additional paid-in capital.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                                                       RISK-BASED CAPITAL RATIOS ($in millions)
                                 ------------------------------------------------------------------------------
                                            September 30, 1997                     December 31, 1996
                                 ------------------------------------- ----------------------------------------
                                          Amount             Ratio             Amount              Ratio
                                  ------------------------------------ ----------------------------------------
Tier 1 Capital                    $   1,474.8           12.79 %        $   1,361.9            12.71 %
Tier 1 Capital Minimum Requirement      461.2            4.00                428.5             4.00
                                   ----------          --------         ----------          --------
Excess                            $   1,013.6            8.79 %        $     933.4             8.71 %
                                   ==========          ========         ==========          ========

Total Capital                     $   1,719.1           14.91 %        $   1,596.4            14.90 %
Total Capital Minimum Requirement       922.4            8.00                857.1             8.00
                                   ----------          --------         ----------          --------
Excess                            $     796.7            6.91 %        $     739.3             6.90 %
                                   ==========          ========         ==========          ========

Risk-Adjusted Assets              $  11,530.0                          $  10,713.4
                                   ==========                           ==========


                                                             LEVERAGE RATIOS ($in millions)
                                  --------------------------------------------------------------------------

Tier 1 Capital                    $   1,474.8            9.74 %        $   1,361.9             9.61 %
Minimum Leverage Requirement            454.4 - 757.3    3.00 - 5.00         425.3 - 708.8     3.00 - 5.00
                                   ------------------- --------------    ------------------- ---------------
Excess                            $   1,020.4 - 717.5    6.74 - 4.74 % $     936.6 - 653.1     6.61 - 4.61 %
                                   =================== ==============    =================== ===============

Adjusted Average Total Assets     $  15,146.3                          $  14,175.4
                                   ==========                           ==========


RECENT DEVELOPMENTS
-------------------
On November 3, 1997, the Corporation announced that it will acquire Advantage Bancorp, Inc. ("Advantage") a Kenosha, Wisconsin based savings and loan holding company for 1.2 shares of the Corporation's Common Stock for each share of Advantage. The transaction is expected to be completed in the first quarter of 1998, pending regulatory and shareholder approvals, and will be accounted for as a pooling of interests.

Advantage, with approximately $1.1 billion in assets, is anchored by Advantage Bank F.S.B. which has ten branches in the Racine / Kenosha area of Wisconsin and five branch offices in northern Illinois.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Not applicable



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


November 14, 1997