Form 10-K405
period 1997-12-31
MARSHALL & ILSLEY CORP/WI/
filed 1998-03-10
CIK 62741

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant is $5,654,195,000 as of January 31, 1998. The number of shares of common stock outstanding as of January 31, 1998 is 101,648,447.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 28, 1998.

                                    PART I

ITEM 1. BUSINESS

                                    GENERAL

  Marshall & Ilsley Corporation ("M&I" or the "Corporation"), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). As of December 31, 1997, M&I had consolidated total assets of approximately $19.5 billion and consolidated total deposits of approximately $14.4 billion, making M&I the second largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

  M&I's principal assets are the stock of its bank and nonbank subsidiaries and the assets of its Data Services Division ("M&I Data Services"). M&I's subsidiaries include 26 commercial banks, one savings association and a number of companies engaged in businesses that the Federal Reserve Board (the "FRB") has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

  M&I's bank and savings association subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin and the Phoenix, Arizona metropolitan area. These subsidiaries offer retail, institutional, international, business and correspondent banking, investment and trust services through the operation of over 225 banking offices in Wisconsin and 12 offices in Arizona. M&I Marshall & Ilsley Bank ("M&I Bank") is M&I's largest bank subsidiary, with consolidated assets as of December 31, 1997 of approximately $8.3 billion.

  M&I Data Services and three nonbank subsidiaries are major suppliers of financial and data processing services and software to banking, financial and related organizations. M&I Data Services provides services and software to over 600 financial institution customers in the United States, as well as institutions in numerous foreign countries. M&I's nonbank subsidiaries operate a variety of bank-related businesses, including those providing investment management services, insurance services, trust services, equipment lease financing, commercial and residential mortgage banking, home equity financing, venture capital, brokerage services and financial advisory services. M&I Investment Management Corp. offers a full range of asset management services to M&I's trust company subsidiaries, the Marshall Funds and other individual, business and institutional customers. M&I's trust company subsidiaries provide trust and employee benefit plan services to customers in Wisconsin, Arizona and Florida. M&I First National Leasing Corp. leases a variety of equipment and machinery to large and small businesses. M&I Dealer Finance, Inc. provides lease financing. M&I Mortgage Corp. originates, purchases, sells and services residential mortgages. M&I Home Equity Corp. and M&I Home Equity Corp. of Minnesota provide consumer home equity loans. The Richter-Schroeder Company originates and services long-term commercial real estate loans for institutional investors. M&I Capital Markets Group, Inc. provides venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers and the Securities and Exchange Commission, provides brokerage and other investment related services to a variety of retail and commercial customers.

  On October 1, 1997, M&I acquired Security Capital Corporation ("Security"), a Wisconsin corporation, for approximately 12.3 million shares of M&I Common Stock and approximately $376 million in cash. The acquisition of Security contributed approximately $2.2 billion of loans and $2.3 billion of deposits. The transaction was accounted for as a purchase.

  On November 3, 1997, M&I entered into an Agreement and Plan of Merger (the "Merger Agreement") with Advantage Bancorp, Inc., a Wisconsin corporation ("Advantage") which provides for the merger of Advantage with and into M&I (the "Merger"). The Merger Agreement provides that each outstanding share of Advantage Common Stock will be converted into the right to receive 1.2 shares of M&I Common Stock, subject to adjustment based on the average closing price of M&I Common Stock prior to the effective date of the Merger. The Merger is currently expected to be completed on or about April 1, 1998. As of December 31, 1997, Advantage had consolidated total assets of $1.03 billion and consolidated total deposits of $661 million. The Merger will be accounted for as a pooling-of-interests.

                         PRINCIPAL SOURCES OF REVENUE

  The table below shows the amount and percentages of M&I's total consolidated operating income resulting from interest and fees on loans, interest on investment securities and fees for data processing services for each of the last three years:

                                   INTEREST ON       FEES FOR DATA
                INTEREST AND        INVESTMENT         PROCESSING
               FEES ON LOANS        SECURITIES          SERVICES
             ------------------ ------------------ ------------------
                       PERCENT            PERCENT            PERCENT
                      OF TOTAL           OF TOTAL           OF TOTAL    TOTAL
YEAR ENDED            OPERATING          OPERATING          OPERATING OPERATING
DECEMBER 31   AMOUNT   INCOME    AMOUNT   INCOME    AMOUNT   INCOME     INCOME
-----------  -------- --------- -------- --------- -------- --------- ----------
             ($000'S)           ($000'S)           ($000'S)            ($000'S)
 1997......  $873,179   50.1%   $258,599   14.8%   $343,846   19.7%   $1,742,528
 1996......   758,955   51.5     202,255   13.7     268,526   18.2     1,474,756
 1995......   774,256   57.4     136,980   10.2     213,914   15.9     1,348,842

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

                                   EMPLOYEES

  As of December 31, 1997, M&I and its subsidiaries employed in the aggregate approximately 10,227 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

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

  Under FRB policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 1997 can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

  The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Beginning on June 1, 1997, banks were permitted to create interstate branching networks in states that did not "opt out" of interstate branching.

  The laws and regulations to which M&I is subject are constantly under review by Congress, regulatory agencies and state legislatures. These laws and regulations may be changed dramatically in the future, which could affect the ability of bank holding companies to engage in certain activities such as nationwide banking, securities underwriting and insurance, the amount of capital that banks and bank holding companies must maintain, premiums paid for deposit insurance and other matters directly affecting earnings. It is not certain which changes will occur, if any, or the effect such changes will have on the profitability of M&I, its ability to compete effectively or the composition of the financial services industry. The earnings and business of M&I and its bank subsidiaries also are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The FRB impacts the competitive conditions under which M&I operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of M&I and its subsidiaries cannot be predicted with certainty.

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

(3) Nonaccrual, Past Due and Restructured Loans and Leases for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

(4) Summary of Loan and Lease Loss Experience for each of the last five years is included in Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

(5) Return on Average Shareholders' Equity, Return on Average Assets and other statistical ratios for each of the last five years can be found in Item 6, Selected Financial Data.

  The following tables set forth certain statistical information relating to M&I and its subsidiaries on a consolidated basis.

                             INVESTMENT SECURITIES

  The amortized cost of M&I's consolidated investment securities at December 31 of each year are (in thousands):

                                                  1997       1996       1995
                                               ---------- ---------- ----------
U.S. Treasury and government agencies......... $3,739,381 $2,832,067 $2,330,577
States and political subdivisions.............    926,129    770,456    446,998
Other.........................................    227,474    193,057     98,380
                                               ---------- ---------- ----------
                                               $4,892,984 $3,795,580 $2,875,955
                                               ========== ========== ==========

  The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 1997 are (in thousands):

                                            AFTER ONE BUT
                                             WITHIN FIVE      AFTER FIVE BUT       AFTER TEN
                         WITHIN ONE YEAR        YEARS        WITHIN TEN YEARS        YEARS            TOTAL
                         ----------------  ----------------  ----------------    --------------  ----------------
                           AMOUNT   YIELD    AMOUNT   YIELD   AMOUNT    YIELD     AMOUNT  YIELD    AMOUNT   YIELD
                         ---------- -----  ---------- -----  ---------- -------  -------- -----  ---------- -----
U.S. Treasury and
 government agencies.... $1,077,232 6.85%  $2,364,995 6.89%  $  289,029   6.99%  $  8,125 7.20%  $3,739,381 6.89%
States and political
 subdivisions...........     55,674 6.85      223,083 7.09      385,847   7.37    261,525 8.03      926,129 7.46
Other...................     57,757 6.55       61,547 7.62        5,749   8.01    102,421 6.49      227,474 6.86
                         ---------- ----   ---------- ----   ---------- ------   -------- ----   ---------- ----
                         $1,190,663 6.84%  $2,649,625 6.92%  $  680,625   7.21%  $372,071 7.59%  $4,892,984 6.99%
                         ========== ====   ========== ====   ========== ======   ======== ====   ========== ====

                           TYPES OF LOANS AND LEASES

  M&I's consolidated loans and leases, classified by type, at December 31 of each year are (in thousands):

                            1997        1996       1995       1994       1993
                         ----------- ---------- ---------- ---------- ----------
Commercial, financial
 and agricultural....... $ 3,326,393 $2,885,152 $2,903,920 $2,644,928 $2,538,830
Industrial development
 revenue bonds..........      49,126     32,241     29,358     31,796     45,889
Real estate:
 Construction...........     402,892    323,420    303,345    378,316    333,609
 Mortgage:
  Residential...........   3,782,181  2,176,224  2,002,023  2,240,287  2,223,857
  Commercial............   3,339,592  2,379,156  2,189,449  2,062,022  2,000,052
                         ----------- ---------- ---------- ---------- ----------
    Total mortgage......   7,121,773  4,555,380  4,191,472  4,302,309  4,223,909
Personal................   1,153,003  1,174,186  1,163,127  1,178,453  1,217,513
Lease financing.........     489,094    331,505    277,680    256,690    257,622
                         ----------- ---------- ---------- ---------- ----------
                          12,542,281  9,301,884  8,868,902  8,792,492  8,617,372
Less:
  Allowance for loan and
   lease losses.........     202,818    155,895    161,430    153,961    133,600
                         ----------- ---------- ---------- ---------- ----------
Net loans and leases.... $12,339,463 $9,145,989 $8,707,472 $8,638,531 $8,483,772
                         =========== ========== ========== ========== ==========

                    LOAN AND LEASE BALANCES AND MATURITIES

  The analysis of selected loan and lease maturities at December 31, 1997 and the rate structure for the categories indicated are (in thousands):

                                                                        RATE STRUCTURE OF LOANS AND
                                                                                   LEASES
                                           MATURITY                          DUE AFTER ONE YEAR
                         --------------------------------------------- ------------------------------
                                       OVER ONE                        WITH PRE-    WITH
                         ONE YEAR OR YEAR THROUGH OVER FIVE            DETERMINED FLOATING
                            LESS      FIVE YEARS    YEARS     TOTAL       RATE      RATE     TOTAL
                         ----------- ------------ --------- ---------- ---------- -------- ----------
Commercial, financial
 and agricultural....... $ 2,327,029  $  922,236  $ 77,128  $3,326,393 $  845,414 $153,950 $  999,364
Industrial development
 revenue bonds..........       6,643      16,654    25,829      49,126     31,746   10,737     42,483
Real estate--
 construction...........     234,692     168,200       --      402,892    123,088   45,112    168,200
Lease financing.........     295,822     173,994    19,278     489,094    193,272      --     193,272
                         -----------  ----------  --------  ---------- ---------- -------- ----------
                         $ 2,864,186  $1,281,084  $122,235  $4,627,505 $1,193,520 $209,799 $1,403,319
                         ===========  ==========  ========  ========== ========== ======== ==========

--------
Notes:
(1) Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and over-drafts are reported as due in one year or less.
(2) Amounts shown for the rate structure of loans and leases due after one year include the estimated effect arising from the use of interest rate swaps.

            NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES

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

                      POTENTIAL PROBLEM LOANS AND LEASES

  At December 31, 1997 the Corporation had $18.1 million of loans for which payments are presently current, but the borrowers are experiencing serious financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.

                         OTHER INTEREST BEARING ASSETS

  At December 31, 1997, the Corporation's commercial finance subsidiary had $0.5 million of corporate debt investment securities on nonaccrual status. The effect on interest income in 1997 was not material.

                                   DEPOSITS

  The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

                                  1997              1996              1995
                            ----------------- ----------------- ----------------
                              AMOUNT    RATE    AMOUNT    RATE    AMOUNT   RATE
                            ----------- ----- ----------- ----- ---------- -----
Noninterest bearing demand
 deposits.................  $ 2,263,743       $ 2,090,292       $1,980,035
Interest bearing demand
 deposits.................      967,082 1.88%     940,739 1.81%    959,234 1.85%
Savings deposits..........    3,726,858 3.90%   3,322,332 3.68%  3,006,002 3.61%
Time deposits.............    4,609,171 5.77%   3,860,533 5.74%  3,664,144 5.61%
                            -----------       -----------       ----------
Total deposits............  $11,566,854       $10,213,896       $9,609,415
                            ===========       ===========       ==========

  The maturity distribution of time deposits issued in amounts of $100,000 and over and outstanding at December 31, 1997 (in thousands) is:

   Three months or less............................................. $  409,485
   Over three and through six months................................    307,274
   Over six and through twelve months...............................    271,320
   Over twelve months...............................................    402,385
                                                                     ----------
                                                                     $1,390,464
                                                                     ==========

  At December 31, 1997, time deposits issued by foreign offices totaled $753.0 million.

                             SHORT-TERM BORROWINGS

  Information related to M&I's funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

                                                 1997        1996       1995
                                              ----------  ----------  ---------
   Amount outstanding at year end...........  $1,424,359  $1,337,940  $ 517,576
   Average amount outstanding during the
    year....................................   1,745,161   1,061,105    739,191
   Maximum amount outstanding at any month's
    end.....................................   1,919,565   1,537,551  1,094,314
   Weighted average interest rate at year
    end.....................................        5.70%       5.69%      4.99%
   Weighted average interest rate during the
    year....................................        5.50%       5.26%      5.70%

                   SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

  The following should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

  The Corporation's evaluation of the overall adequacy of the allowance for loan and lease losses consists of two levels of analysis. The first level focuses primarily on assessments of specific credits, as described more fully below. The second more general level of analysis focuses on categories of similar type loans and portfolio segments (e.g., commercial/individual; real estate/non-real estate; geographical regions related to the locations of affiliate banks). These methodologies include multiple analytical approaches which are viewed together to assess overall reserve and provision levels. The analyses consider, among other factors, historical loss experience, current and anticipated economic conditions, portfolio trends, portfolio composition by segment, assigned credit grades, and estimates of potential loss exposures.

  The loan and lease portfolios of the Corporation's affiliate banks and leasing subsidiary are subject to continual management oversight and formal quarterly analyses. Management's analyses are based on the Corporation's credit grading system which classifies loans and leases in a manner similar to that of bank regulatory examiners, with estimates of probable and potential losses derived. Management's assigned credit grades and quarterly portfolio analyses are subject to independent monitoring by the Corporation's credit review group, which also performs periodic portfolio reviews at each affiliate. The credit review group prepares reports on the results of its evaluations of affiliate loan portfolios, which together with quarterly analyses of credit exposure provided by affiliate management, serve as the basis for determining the adequacy of the allowance for loan and lease losses.

  Consolidated net charge-offs decreased in 1997 to $13.1 million from the higher than normal 1996 level of $20.3 million. The 1996 net charge-off level was negatively impacted by the charge-off of one larger commercial loan ($12 million) and one commercial lease ($1.9 million). Other than these 1996 charge-offs, both charge-offs and recoveries have been relatively stable given the growth of loans from $8.6 billion in 1993 to $12.5 billion in

1997. The overall positive net charge-off levels reflect the relative strength of the Wisconsin and Arizona economies. The Corporation's Arizona-based loan portfolio, which represents approximately 3% of the total portfolio, has benefitted in recent years by the stabilization of the Arizona economy and real estate values.

  The allowance for loan and lease losses increased from $155.9 million at December 31, 1996 to $202.8 million at December 31, 1997, due primarily to the assumption of $42.8 million of allowance from Security. The 1997 provision for loan losses of $17.3 million is consistent with the prior four years' general provisions of $15.2 million, $16.2 million, $16.0 million, and $18.0 million. A special provision of $8.9 million was charged to expense in 1994 to conform Valley Bancorporation's loan valuation policies with those of the Corporation, after consummation of that merger. The year-end reserve level is 1.62% of total loans and leases down slightly from the year-end 1996 level of 1.68%. The reserve level at December 31, 1997 is considered adequate based on the analyses of specific credits, portfolio and economic trends, and other factors described above.

  The Corporation's charge-off and recovery levels across portfolio sectors have been relatively consistent over the last few years, with the exception of 1996 commercial loan and lease financing charge-offs. Commercial loan loss experience in 1996 was negatively impacted by the $12.0 million charge-off referenced above. The charge-offs and recoveries for real estate construction loans continue to be relatively immaterial. The 1997 net charge-offs for real estate mortgages increased from the normal level due primarily to a reduction in recoveries. The 1997 net charge-off and recovery levels for personal loans continued to increase in 1997, due primarily to growth in this portfolio sector. The 1997 charge-offs for the Corporation's lease financing portfolio returned to a more normal level after the one lease referred to above caused the 1996 level to be higher than usual.

  The Corporation's charge-off and provision levels for 1998 will continue to be largely dependent on economic conditions in the Corporation's primary service areas. While general economic conditions continue to be relatively stable, should national or regional conditions deteriorate, the Corporation's Wisconsin and Arizona markets may be adversely affected. Absent deterioration in these conditions, total charge-offs for 1998 are not expected to vary significantly from average net charge-offs from 1993 through 1997. At the present time, there are no material loans which are known or believed to be in imminent danger of deteriorating or defaulting which would give rise to material charge-offs; however, loss levels can be significantly impacted by a few large loans which could deteriorate unexpectedly or be adversely impacted by economic conditions.

  Based on current conditions, commercial loan losses for 1998 are expected to approximate normal historic levels. Commercial real estate loans continue to be highly vulnerable to regional economic conditions and real estate values; however, based on current conditions, real estate and construction loan losses for 1998 are not expected to vary significantly from historic levels. Based on the current portfolio size, composition and experience, personal loan losses for 1998 are expected to approximate normal historic levels. However, the Corporation is not immune to the potential impacts of national trends in retail credit delinquencies and collections. At the present time, direct lease financing losses for 1998 are expected to approximate historic levels; however, actual losses could be impacted by portfolio growth, fraud, or unanticipated weaknesses in industry segments within the portfolio.

                           FORWARD-LOOKING STATEMENTS

  The following statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (1) statements other than historical facts contained or incorporated by reference in this report or in any future filings by M&I with the Securities and Exchange Commission, and (2) statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of, M&I.

  Forward-looking statements are subject to significant risks and uncertainties and M&I's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to: (1) general economic conditions, either nationally or in the states in which M&I does business; (2) legislation or regulatory changes which adversely affect the businesses in which M&I is engaged; (3) changes in the interest rate environment which reduce interest margins; (4) significant increases in competition in the banking and financial services industry; (5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions; (8) M&I's ability to increase market share and control expenses; (9) the effect of compliance with legislation or regulatory changes; (10) the effect of changes in accounting policies and practices; and
(11) the costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation.

ITEM 2. PROPERTIES

  M&I and M&I Marshall & Ilsley Bank ("M&I Bank") occupy offices on all or portions of 16 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. A subsidiary of M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices located in Milwaukee and in surrounding suburban communities. M&I has 25 subsidiary banks and one savings association located in cities throughout Wisconsin. M&I Thunderbird Bank, a wholly-owned bank subsidiary of M&I, is located in Phoenix, Arizona and has 12 offices in Phoenix and the surrounding Maricopa County communities. The subsidiary banks and savings association occupy modern facilities which are owned or leased. M&I owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which M&I Data Services conducts data processing activities. In 1997, Data Services completed construction of a 160,000 square foot facility in Milwaukee that houses its software development teams. Properties leased by M&I for M&I Data Services also include commercial office space in Brown Deer, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

  M&I is not currently involved in any material pending legal proceedings other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   NAME OF
   OFFICER                                  OFFICE
   -------                                  ------
 J.B. Wigdale Chairman of the Board since December 1992, Chief Executive
  Age 61      Officer since October 1992, Director since December 1988, Vice
              Chairman of the Board, December 1988 to December 1992, Marshall &
              Ilsley Corporation; Chairman of the Board since January 1989,
              Chief Executive Officer since 1987, Director since 1981, M&I
              Marshall & Ilsley Bank; President and Director--M&I Financial
              Corp., M&I Building Corp. and Loujo Company; Director--M&I First
              National Leasing Corp., M&I Mortgage Corp., Richter-Schroeder
              Company, Inc., M&I Data Services, M&I Capital Markets Group, Inc.
              and Marshall & Ilsley Trust Company.
 D.J. Kuester Director since February 1994, President since 1987, Marshall &
  Age 56      Ilsley Corporation; President and Director since January 1989,
              M&I Marshall & Ilsley Bank; Chairman of the Board and Director,
              M&I Data Services; Director--M&I Financial Corp., M&I Building
              Corp., M&I Support Services Corp. and M&I New England, Inc.;
              Director and President--M&I Insurance Company of Arizona, Inc.

  NAME OF OFFICER                             OFFICE
  ---------------                             ------
 G.H. Gunnlaugsson Director since February 1994, Executive Vice President and
  Age 53           Chief Financial Officer since 1987, Marshall & Ilsley
                   Corporation; Vice President of M&I Marshall & Ilsley Bank
                   since 1976; Vice President and Director--M&I Insurance
                   Company of Arizona, Inc. and Loujo Company; Director--M&I
                   Mortgage Corp., M&I Data Services, M&I Insurance Services,
                   Inc. and M&I Brokerage Services, Inc.
 G.D. Strelow      Senior Vice President and Human Resources Director of
  Age 63           Marshall & Ilsley Corporation since 1993; Vice President and
                   Human Resources Director of M&I Marshall & Ilsley Bank since
                   1980.
 M.A. Hatfield     Senior Vice President since 1993, Secretary since 1981 and
  Age 52           Treasurer from 1986 to May 1995, Marshall & Ilsley
                   Corporation; Vice President and Secretary, M&I Marshall &
                   Ilsley Bank; Secretary--M&I First National Leasing Corp.,
                   M&I Capital Markets Group, Inc., Marshall & Ilsley Trust
                   Company, M&I Investment Management Corp., Marshall & Ilsley
                   Trust Company of Florida, M&I Ventures Corporation and M&I
                   Brokerage Services, Inc.; Secretary, Treasurer and
                   Director--M&I Financial Corp. and M&I Building Corp.;
                   Secretary and Director--M&I Insurance Company of Arizona,
                   Inc., M&I Data Services, Loujo Company, M&I New England,
                   Inc. and Richter-Schroeder Company, Inc.; Secretary, M&I
                   Insurance Services, Inc. and M&I EastPoint Technology, Inc.;
                   Secretary and Treasurer, M&I Mortgage Corp.
 P.R. Justiliano   Senior Vice President since 1994 and Corporate Controller
  Age 47           since April 1989, Vice President, 1986 to 1994, Marshall &
                   Ilsley Corporation; Director and Treasurer, M&I Insurance
                   Company of Arizona, Inc.
 J.L. Delgadillo   Senior Vice President of Marshall & Ilsley Corporation since
  Age 45           1993; Chief Executive Officer since January 1998 and
                   Director of M&I Data Services since 1994; President and
                   Chief Operating Officer of M&I Data Services since 1993;
                   Senior Vice President of M&I Data Services from 1989 to
                   1993; Director and Executive Vice President of M&I EastPoint
                   Technology, Inc.; Director and President of M&I New England,
                   Inc.
 D.W. Layden, Jr.  Senior Vice President since October 1994, Marshall & Ilsley
  Age 40           Corporation; Director--Marshall & Ilsley Trust Company and
                   M&I Investment Management Corp. since February 1995;
                   Executive Vice President and Chief Financial Officer from
                   January 1994 to October 1994, Senior Vice President from
                   March 1992 to October 1994, M&I Data Services.
 D.R. Jones        Senior Vice President since December 1993, Vice President
  Age 52           and Affiliate Bank Manager since May 1993, Vice President
                   and South Regional Manager from March 1989 to May 1993,
                   Marshall & Ilsley Corporation; Director--M&I Support
                   Services Corp.
 T.M. Bolger       Senior Vice President and Chief Credit Officer since 1994,
  Age 48           Marshall & Ilsley Corporation; Executive Vice President
                   since 1997, M&I Marshall & Ilsley Bank; Director--Richter-
                   Schroeder Company, Inc.
 D.H. Wilson       Senior Vice President and Treasurer since December 1996,
  Age 38           Vice President and Treasurer since 1995, Marshall & Ilsley
                   Corporation; Vice President, Treasury from June 1992 to May
                   1995, ABN AMRO/LaSalle National Bank.

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

                           HOLDERS OF COMMON EQUITY

  At December 31, 1997, M&I had approximately 21,157 record holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                        CONSOLIDATED SUMMARY OF EARNINGS
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                    1997      1996     1995     1994     1993
                                 ---------- -------- -------- -------- --------
Interest Income:
 Loans and Leases............... $  873,179 $758,955 $774,256 $681,085 $643,679
 Investment Securities:
  Taxable.......................    213,325  171,537  118,868  110,894  123,207
  Tax Exempt....................     45,274   30,718   18,112   16,693   20,692
 Short-term Investments.........     11,892   10,226   13,424    8,634    5,899
                                 ---------- -------- -------- -------- --------
    Total Interest Income.......  1,143,670  971,436  924,660  817,306  793,477
Interest Expense:
 Deposits.......................    429,805  360,838  331,734  255,861  272,100
 Short-term Borrowings..........    108,398   62,071   47,740   39,681   18,010
 Long-term Borrowings...........     41,420   42,808   53,709   30,537   23,088
                                 ---------- -------- -------- -------- --------
    Total Interest Expense......    579,623  465,717  433,183  326,079  313,198
                                 ---------- -------- -------- -------- --------
Net Interest Income.............    564,047  505,719  491,477  491,227  480,279
Provision for Loan and Lease
 Losses.........................     17,253   15,194   16,158   24,907   18,034
                                 ---------- -------- -------- -------- --------
Net Interest Income After
 Provision for Loan and Lease
 Losses.........................    546,794  490,525  475,319  466,320  462,245
Other Income:
 Data Processing Services.......    343,846  268,526  213,914  159,418  135,041
 Trust Services.................     78,595   70,190   64,176   59,720   61,226
 Other..........................    176,417  164,604  146,092  142,343  175,659
                                 ---------- -------- -------- -------- --------
    Total Other Income..........    598,858  503,320  424,182  361,481  371,926
Other Expense:
 Salaries and Benefits..........    450,056  382,430  343,650  323,904  320,717
 Other..........................    325,345  298,274  255,972  260,866  248,870
 Merger/Restructuring...........        --       --       --    75,228      --
                                 ---------- -------- -------- -------- --------
    Total Other Expense.........    775,401  680,704  599,622  659,998  569,587
                                 ---------- -------- -------- -------- --------
Income Before Taxes.............    370,251  313,141  299,879  167,803  264,584
Provision for Income Taxes......    125,107  109,711  106,580   73,405   93,190
                                 ---------- -------- -------- -------- --------
Income Before Extraordinary
 Items..........................    245,144  203,430  193,299   94,398  171,394
Extraordinary Items.............        --       --       --    11,542      --
                                 ---------- -------- -------- -------- --------
    Net Income.................. $  245,144 $203,430 $193,299 $105,940 $171,394
                                 ========== ======== ======== ======== ========

               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                      1997     1996     1995    1994    1993
                                     -------  -------  ------  ------  -------
Per Share:
 Basic Net Income
  Before Extraordinary Items........ $  2.61  $  2.18  $ 2.04  $ 0.98  $  1.74
 Basic Net Income
  After Extraordinary Items.........    2.61     2.18    2.04    1.10     1.74
 Diluted Net Income
  Before Extraordinary Items........    2.42     2.03    1.90    0.93     1.61
 Diluted Net Income
  After Extraordinary Items.........    2.42     2.03    1.90    1.04     1.61
 Common Dividend Declared...........   0.785    0.720   0.645   0.590    0.540
Other Significant Data:
 Year-End Common Stock Price........ $62.125  $34.625  $26.00  $19.00  $ 23.63
 Return on Average Shareholders'
  Equity
  Before Extraordinary Items........   16.77%   15.88%  16.41%   8.60%   15.29%
 Return on Average Shareholders'
  Equity
  After Extraordinary Items.........   16.77    15.88   16.41    9.65    15.29
 Return on Average Assets
  Before Extraordinary Items........    1.53     1.49    1.52    0.76     1.42
 Return on Average Assets
  After Extraordinary Items.........    1.53     1.49    1.52    0.85     1.42
 Dividend Payout Ratio..............   32.44    35.47   33.95   56.73    33.54
 Average Equity to Average Assets
  Ratio.............................    9.15     9.38    9.26    8.83     9.31
 Ratio of Earnings to Fixed Charges*
  Excluding Interest on Deposits....    3.31x    3.76x   3.76x   3.18x    6.52x
  Including Interest on Deposits....    1.63x    1.66x   1.68x   1.50x    1.83x
 Stock Splits.......................                                   3 FOR 1

--------
*  See Exhibit 12 for detailed computation of these ratios.

                      CONSOLIDATED AVERAGE BALANCE SHEETS
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                             1997         1996         1995         1994         1993
                          -----------  -----------  -----------  -----------  -----------
Assets:
 Cash and Due from
  Banks.................  $   599,412  $   573,957  $   576,943  $   613,053  $   616,761
 Short-term Investments.      179,867      170,546      222,779      196,653      180,143
 Trading Securities.....       40,822       25,264       10,346        4,528        4,860
 Investment Securities:
  Taxable...............    3,191,941    2,722,582    2,026,859    2,116,856    2,236,805
  Tax Exempt............      907,449      668,913      374,014      351,026      400,135
 Loans and Leases:
  Commercial............    3,109,023    2,935,617    2,832,228    2,680,735    2,572,967
  Real Estate...........    5,763,757    4,607,844    4,773,214    4,572,496    4,248,970
  Personal..............    1,139,166    1,141,364    1,159,957    1,201,131    1,109,701
  Lease Financing.......      394,024      293,448      262,566      256,344      248,654
                          -----------  -----------  -----------  -----------  -----------
 Total Loans and Leases.   10,405,970    8,978,273    9,027,965    8,710,706    8,180,292
  Allowance for Loan and
   Lease Losses.........      168,737      161,311      160,797      144,917      129,972
                          -----------  -----------  -----------  -----------  -----------
 Net Loans and Leases...   10,237,233    8,816,962    8,867,168    8,565,789    8,050,320
 Other Assets...........      820,329      677,333      647,402      584,556      550,444
                          -----------  -----------  -----------  -----------  -----------
  Total Assets..........  $15,977,053  $13,655,557  $12,725,511  $12,432,461  $12,039,468
                          ===========  ===========  ===========  ===========  ===========
Liabilities and
 Shareholders' Equity:
 Noninterest Bearing
  Deposits..............  $ 2,263,743  $ 2,090,292  $ 1,980,035  $ 2,051,864  $ 1,997,781
 Interest Bearing
  Deposits:
 Savings and NOW
  Accounts..............    1,825,038    1,812,287    1,981,804    2,426,502    2,339,754
 Money Market Savings...    2,868,902    2,450,784    1,983,432    1,527,668    1,534,799
 CDs of $100 or more....    1,252,024      816,712      568,594      436,268      440,573
 Other..................    3,357,147    3,043,821    3,095,550    3,227,795    3,461,825
                          -----------  -----------  -----------  -----------  -----------
 Total Deposits.........   11,566,854   10,213,896    9,609,415    9,670,097    9,774,732
 Short-term Borrowings..    1,970,235    1,180,593      835,230      964,850      641,836
 Long-term Borrowings...      591,643      656,786      801,176      447,254      272,041
 Accrued Expenses and
  Other Liabilities.....      386,613      323,441      301,865      252,297      229,545
 Shareholders' Equity...    1,461,708    1,280,841    1,177,825    1,097,963    1,121,314
                          -----------  -----------  -----------  -----------  -----------
  Total Liabilities and
   Shareholders' Equity.  $15,977,053  $13,655,557  $12,725,511  $12,432,461  $12,039,468
                          ===========  ===========  ===========  ===========  ===========
Other Significant Data:
 Book Value Per Share at
  Year End***...........  $     17.64  $     13.37  $     12.92  $     11.01  $     11.35
 Average Common Shares
  Outstanding***........   91,986,679   91,874,886   93,697,513   94,850,595   98,497,435
 Shareholders of Record
  at Year End*..........       21,157       18,460       18,659       18,919       10,374
 Employees at Year End*.       10,227        8,995        9,079        8,634        6,611
Historically Reported
 Credit Quality Ratios:*
 Net Loan and Lease
  Charge-offs to Average
  Loans and Leases......         0.13%        0.23%        0.10%        0.05%        0.03%
 Total Nonperforming
  Loans and Leases** &
  OREO to End of Period
  Loans and Leases &
  OREO..................         0.70         0.81         0.79         0.80         0.86
 Allowance for Loan and
  Lease Losses to End of
  Period Loans and
  Leases................         1.62         1.68         1.82         1.75         1.74
 Allowance for Loan and
  Lease Losses to Total
  Nonperforming Loans
  and Leases**..........          275          225          261          265          261

--------
   * Not restated for acquisitions accounted for as pooling of interests.
  ** Loans and leases nonaccrual, restructured, and past due 90 days or more. *** Restated for 3 for 1 stock split.

                             YIELD & COST ANALYSIS
                 YEARS ENDED DECEMBER 31 (TAX EQUIVALENT BASIS)

                                                 1997  1996  1995  1994   1993
                                                 ----  ----  ----  -----  ----
Average Rates Earned:
 Loans & Securitized ARMs....................... 8.36% 8.41% 8.59%  7.84% 7.89%
 Investment Securities--Taxable................. 6.55  6.14  5.85   5.24  5.51
 Investment Securities--Tax Exempt.............. 7.42  6.76  6.89   6.86  7.91
 Trading Securities............................. 5.01  4.83  5.05   5.39  4.26
 Short-term Investments......................... 5.49  5.29  5.81   4.28  3.17
Average Rates Paid:
 Interest Bearing Deposits...................... 4.62% 4.44% 4.35%  3.36% 3.50%
 Short-term Borrowings.......................... 5.50  5.26  5.72   4.11  2.81
 Long-term Borrowings........................... 7.00  6.52  6.70   6.83  8.49
 M&I Marshall & Ilsley Bank Average Prime Rate.. 8.44  8.27  8.83   7.15  6.00
Summary Yield and Cost Analysis:
(As a % of Average Assets)
 Average Yield.................................. 7.30% 7.23% 7.35%  6.65% 6.70%
 Average Cost................................... 3.63  3.41  3.40   2.62  2.60
                                                 ----  ----  ----  -----  ----
 Net Interest Income............................ 3.67  3.82  3.95   4.03  4.10
 Provision for Loan and Lease Losses............ 0.11  0.11  0.13   0.20  0.15
                                                 ----  ----  ----  -----  ----
 Net Interest Income After Provision for Loan
  and Lease Losses.............................. 3.56  3.71  3.82   3.83  3.95
 Net Securities Gains (Losses).................. 0.02  0.11  0.04  (0.05) 0.07
 Other Income................................... 3.73  3.58  3.30   2.95  3.02
 Other Expense.................................. 4.85  4.99  4.72   5.30  4.74
                                                 ----  ----  ----  -----  ----
 Income Before Income Taxes..................... 2.46  2.41  2.44   1.43  2.30
 Provision for Income Taxes..................... 0.93  0.92  0.92   0.67  0.88
                                                 ----  ----  ----  -----  ----
 Income Before Extraordinary Items.............. 1.53% 1.49% 1.52%  0.76% 1.42%
                                                 ====  ====  ====  =====  ====
  Net Income.................................... 1.53% 1.49% 1.52%  0.85% 1.42%
                                                 ====  ====  ====  =====  ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

  Net income in 1997 amounted to $245.1 million or $2.42 per share on a diluted basis. The return on average assets and return on average equity were 1.53% and 16.77%, respectively. By comparison, 1996 net income was $203.4 million, diluted earnings per share was $2.03, the return on average assets was 1.49% and the return on average equity was 15.88%. For the year ended December 31, 1995, net income was $193.3 million or $1.90 per share diluted and the returns on average assets and average equity were 1.52% and 16.41%, respectively.

  The results of operations and average financial position for 1997 includes the effects of the acquisition of Security Capital Corporation ("Security") from the date of merger which was October 1, 1997. M&I paid approximately $376 million in cash and issued 12.3 million shares of its common stock in a transaction that was accounted for as a purchase. Security had approximately $2.2 billion of consolidated loans and $2.3 billion of consolidated deposits at the time of merger.

  Net income for 1996 includes special one-time charges relating to the 65.7 basis point assessment associated with the Savings Association Insurance Fund
(SAIF) recapitalization that was enacted into law in September 1996 and the write-off of in-process research and development costs acquired in conjunction with the purchase of EastPoint Technology, Inc.

  The following is a summary of the unusual items reported in 1996 and the comparative operating income, earnings per share and return on average equity based on operating income for 1997, 1996, and 1995.

                    ($ IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          1997    1996    1995
                                                         ------  ------  ------
Net Income.............................................. $245.1  $203.4  $193.3
Special Charges
  SAIF Assessment.......................................    --      1.7     --
  Acquired In-Process Research and Development..........    --      7.9     --
                                                         ------  ------  ------
Total Special Charges...................................    --      9.6     --
                                                         ------  ------  ------
Operating Income........................................ $245.1  $213.0  $193.3
                                                         ======  ======  ======
Operating Income Per Share .............................
  Basic................................................. $ 2.61  $ 2.28  $ 2.04
  Diluted............................................... $ 2.42  $ 2.12  $ 1.90
Operating Income to Average Equity......................  16.77%  16.63%  16.41%

  The following reconciles operating income to operating income before amortization of intangibles ("tangible operating income"). Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax benefit or expense, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

    SUMMARY CONSOLIDATED TANGIBLE OPERATING INCOME AND FINANCIAL STATISTICS
                    ($ IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          1997    1996    1995
                                                         ------  ------  ------
Operating Income........................................ $245.1  $213.0  $193.3
Amortization, Net of Tax................................    7.7     3.4     3.3
                                                         ------  ------  ------
Tangible Operating Income............................... $252.8  $216.4  $196.6
                                                         ======  ======  ======
Tangible Operating Income Per Share
  Basic................................................. $ 2.69  $ 2.32  $ 2.08
  Diluted............................................... $ 2.49  $ 2.16  $ 1.94
Return on Average Tangible Assets.......................   1.59%   1.59%   1.55%
Return on Average Tangible Equity.......................  18.66%  17.40%  17.18%

   OPERATING INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS

  The following table presents a summary of the major elements of the consolidated operating income statements for the years ended December 31, 1997, 1996, and 1995. Each of the elements is stated as a percent of consolidated average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE). The results exclude the special charges in 1996 as previously discussed.

                                                            1997   1996   1995
                                                            -----  -----  -----
Interest Income............................................  7.30%  7.23%  7.35%
Interest Expense........................................... (3.63) (3.41) (3.40)
                                                            -----  -----  -----
Net Interest Income........................................  3.67   3.82   3.95
Provision for Loan and Lease Losses........................ (0.11) (0.11) (0.13)
Net Securities Gains.......................................  0.02   0.11   0.04
Other Income...............................................  3.73   3.58   3.30
Other Expense.............................................. (4.85) (4.88) (4.72)
                                                            -----  -----  -----
Income Before Income Taxes.................................  2.46   2.52   2.44
Income Taxes............................................... (0.93) (0.96) (0.92)
                                                            -----  -----  -----
Operating Income To Average Assets.........................  1.53%  1.56%  1.52%
                                                            =====  =====  =====

                              NET INTEREST INCOME

  Net interest income in 1997 amounted to $564.0 million, an increase of $58.3 million or 11.5% compared with net interest income of $505.7 million in 1996.

  Average earning assets in 1997 amounted to $14.7 billion compared to $12.6 billion in 1996, an increase of $2.1 billion or 17.2%. Average loans and leases, excluding the effect of securitizing adjustable rate mortgage loans
(ARMs) increased $1.6 billion or 16.5% of which, approximately $580 million is attributable to the Security merger. The remaining growth in average earning assets was primarily attributable to investment securities. Approximately $280 million of the growth is attributable to the Security merger while the remainder reflects the Corporation's intent to increase the portfolio size with higher yielding and longer-term securities to adjust the rate sensitivity and leverage of the consolidated balance sheet. During 1997, the Corporation's banking affiliates repositioned investment securities through the sale and purchase of approximately $400 million of securities available for sale.

  Average interest bearing liabilities increased $1.9 billion or 19.1% in 1997 compared to 1996. Average interest bearing deposits increased $1.2 billion or 14.5%. Average short-term borrowings increased $789.6 million while average long-term borrowings decreased $65.1 million. Average noninterest bearing deposits increased $173.5 million or 8.3% in 1997 compared to the prior year. The Security merger accounted for approximately $590 million of the growth in average deposits, $43 million of the growth in average short-term borrowings and increased average long-term borrowings by approximately $116 million.

  During the second quarter of 1997, the holder of the Corporation's 8.5% convertible subordinated notes converted $16.8 million of the notes to Series A convertible preferred stock. During 1997, the remaining $130.0 million of the Corporation's banking subsidiaries' Bank Notes matured and were refinanced primarily with short-term borrowings and brokered certificates of deposit. In addition, $104.3 million of the Corporation's Medium Term Notes Series B and C matured and were refinanced with Medium Term Notes Series C and D.

  The growth and composition of the Corporation's average loan and lease portfolio for the current year and prior two years are reflected in the following table. The securitized ARM loans that are classified as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                                                                    PERCENT
                                                                    GROWTH
                                                                  ------------
                                                                  1997   1996
                                                                   VS     VS
                                        1997      1996     1995   1996   1995
                                      --------- -------- -------- -----  -----
Commercial Loans....................  $ 3,109.0 $2,935.6 $2,832.2   5.9%   3.7%
Real Estate Loans
 Construction.......................      344.4    290.0    341.8  18.8  (15.2)
 Commercial Mortgages...............    2,685.3  2,269.6  2,129.8  18.3    6.6
 Residential Mortgages..............    2,734.1  2,048.3  2,301.6  33.5  (11.0)
 Securitized ARM Loans..............      618.2    483.5     78.0  27.9   n.m.
                                      --------- -------- -------- -----  -----
Total Real Estate Loans & ARMs......    6,382.0  5,091.4  4,851.2  25.3    4.9
Personal Loans
 Student Loans......................      276.5    289.0    288.0  (4.3)   0.4
 Other Personal Loans...............      862.7    852.4    872.0   1.2   (2.2)
                                      --------- -------- -------- -----  -----
Total Personal Loans................    1,139.2  1,141.4  1,160.0  (0.2)  (1.6)
Lease Financing Receivables
 Commercial.........................      292.0    260.5    257.8  12.1    1.1
 Personal...........................      102.0     32.9      4.8 209.8  585.7
                                      --------- -------- -------- -----  -----
Total Lease Financing Receivables...      394.0    293.4    262.6  34.3   11.8
                                      --------- -------- -------- -----  -----
Total Consolidated Average Loans,
 Leases & ARMs......................  $11,024.2 $9,461.8 $9,106.0  16.5%   3.9%
                                      ========= ======== ======== =====  =====
Total Consolidated Average Loans and
 Leases.............................  $10,406.0 $8,978.3 $9,028.0  15.9%  (0.6)%
                                      ========= ======== ======== =====  =====

--------
n.m.--not meaningful

  During 1997, approximately $218 million of ARM loans were converted into government guaranteed agency pool securities and approximately $580 million of securitized ARMs were acquired from Security. ARM loans totaling approximately $224 million and $455 million were securitized in 1996 and 1995, respectively. Including the securitized ARMs, average residential mortgages increased approximately $820.5 million or 32.4% of which, approximately $500 million is attributable to the Security merger.

  The growth and composition of the Corporation's consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

                                                                      PERCENT
                                                                      GROWTH
                                                                     ----------
                                                                     1997  1996
                                                                     VS.   VS.
                                          1997      1996      1995   1996  1995
                                        --------- --------- -------- ----  ----
Noninterest Bearing
  Commercial........................... $ 1,474.9 $ 1,353.5 $1,289.7  9.0%  5.0%
  Personal.............................     445.9     423.2    409.2  5.4   3.4
  Other................................     342.9     313.6    281.1  9.4  11.5
                                        --------- --------- -------- ----  ----
Total Noninterest Bearing Deposits.....   2,263.7   2,090.3  1,980.0  8.3   5.6
Interest Bearing
  Savings and NOW......................   1,825.0   1,812.3  1,981.8  0.7  (8.6)
  Money Market.........................   2,868.9   2,450.8  1,983.4 17.1  23.6
  Other CDs & Time.....................   3,357.2   3,043.8  3,095.6 10.3  (1.7)
  CDs Greater than $100,000............     697.3     630.2    553.8 10.6  13.8
  Brokered CDs.........................     554.7     186.5     14.8 n.m.  n.m.
                                        --------- --------- -------- ----  ----
Total Interest Bearing Deposits........   9,303.1   8,123.6  7,629.4 14.5   6.5
                                        --------- --------- -------- ----  ----
Total Consolidated Average Deposits.... $11,566.8 $10,213.9 $9,609.4 13.2%  6.3%
                                        ========= ========= ======== ====  ====

--------
n.m.--not meaningful

  Money market savings and brokered CDs exhibited the greatest growth when comparing average deposits in 1997 to average deposits in 1996. Average Money Market savings increased $418.1 million in 1997 over 1996 of which, approximately one-half of the increase is attributable to the Security merger.

  The Corporation has a brokered CD program to acquire longer-term CDs with maturities of one year or more in order to provide a stable source of funds that over time is less costly than Bank Notes. During the second quarter of 1997, the Corporation began issuing brokered CDs that are callable at the option of the Corporation. Concurrently with the callable issues, the Corporation entered into receive fixed interest rate swaps which are callable at the option of the counterparties. Callable CDs averaged $34.2 million in 1997 and amounted to $124.8 million at December 31, 1997. The brokered callable CDs provide term liquidity at rates below LIBOR.

  During 1997, M&I disposed of seven branches. Deposits and loans aggregating approximately $64 million and $5 million, respectively were divested in 1997. As part of the Corporation's banking initiatives, certain bank branches were voluntarily divested of during the second half of 1996. Such branches disposed of in 1996 had combined deposits and loans of approximately $26 million and $14 million, respectively. In 1995, purchase acquisitions in February and July contributed approximately $232 million in deposits and $186 million in loans.

  The net interest margin (FTE) as a percent of average earning assets was 4.00% in 1997 compared to 4.16% in 1996, a decrease of 16 basis points. The yield on earning assets increased 8 basis points from 7.87% in 1996 to 7.95% in 1997 while the cost of interest bearing liabilities increased from 4.68% in 1996 to 4.89% in 1997.

  The yield on loans, leases and securitized ARMs decreased 5 basis points in 1997 compared to 1996. Loan and lease growth, including acquisitions, and the positive effect of interest rate swaps offset the yield decline and contributed approximately $125.4 million or 70% of the increase in interest on earning assets.

  The remaining increase in interest on earning assets is primarily attributable to investment securities. The total yield on the investment security portfolio, excluding securitized ARMs, increased by approximately 49 basis points in 1997 compared to 1996 and the average balance of such investment securities, excluding fair value adjustments for securities available for sale, increased $556.7 million or 19.2%.

  The increase in the volume and cost of interest bearing deposits accounted for $69.0 million or 61% of the increase in interest paid on interest bearing liabilities in 1997. The decrease in volume of long-term borrowings was offset by the increase in cost resulting in a net benefit to the interest margin of $1.4 million. The average cost of short-term borrowings increased 24 basis points and together with the increase in average volume accounted for $46.3 million of the increase in interest paid on interest bearing liabilities.

  As more fully described in Note 12 to the Consolidated Financial Statements contained in Item 8 herein, in December 1996 the Corporation formed a Trust and issued $200 million of 7.65% cumulative preferred capital securities. The Trust invested the proceeds in 7.65% junior subordinated deferrable interest debentures issued by the Corporation that is the sole asset of the Trust. The proceeds were used by the Corporation for general corporate purposes. For financial statement purposes, the capital securities are classified as long-term borrowings and the distributions as interest expense that caused, in part, the average cost of long-term borrowings to increase in 1997 compared to 1996.

  At December 31, 1997, the Corporation had $625 million in notional amount of standard receive fixed/pay floating interest rate swaps, $25 million in notional amount of an interest rate floor and $25 million in notional amount of an interest rate cap designated as hedges against the interest rate volatility associated with variable rate loans, variable rate deposits and variable rate debt. The impact on net interest income in 1997 was a positive $2.62 million and increased the yield on average earning assets by 2 basis points.

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

  Average earning assets in 1996 amounted to $12.6 billion compared to $11.7 billion in 1995, an increase of $903.6 million or 7.7%. Average loans and leases, excluding the effect of securitizing adjustable rate mortgage loans increased $355.8 million or 3.9%. The remaining growth in average earning assets was primarily attributable to investment securities.

  Average interest bearing liabilities increased $695.2 million or 7.5% in 1996 compared to 1995. Average interest bearing deposits increased $494.2 million or 6.5%. Average short-term borrowings increased $345.4 million while average long-term borrowings decreased $144.4 million. Average nonintererst bearing deposits increased $110.3 million or 5.6% in 1996 compared to the prior year.

  During 1996, the holder of the Corporation's 8.5% convertible subordinated notes converted approximately $16.8 million of the notes to Series A convertible preferred stock. During 1996, approximately $309.0 million of the Corporation's banking subsidiaries' Bank Notes matured and were refinanced primarily with short-term borrowings and brokered certificates of deposit.

  The net interest margin (FTE) as a percent of average earning assets was 4.16% in 1996 compared to 4.30% in 1995, a decrease of 14 basis points. The yield on earning assets decreased 15 basis points from 8.02% in 1995 to 7.87% in 1996 while the cost of interest bearing liabilities remained at 4.68% in both 1996 and 1995.

  The yield on loans, leases, and securitized ARMs decreased 18 basis points in 1996 compared to 1995. Loan and lease growth and the positive effect of interest rate swaps offset the yield decline and contributed approximately $13.7 million or 26% of the increase in interest on earning assets.

  At December 31, 1996, the Corporation had $370 million in notional amount of standard receive fixed/pay floating interest rate swaps and $25 million in notional amount of interest rate floors designated as a hedge against the interest rate volatility associated with variable rate loans. The impact on net interest income in 1996 was a positive $1.12 million. The yield on loans and securitized ARMs without these derivative financial instruments would have been 8.40% or one basis point lower than the 8.41% reported for 1996.

  The remaining increase in interest on earning assets is attributable to investment securities. The total yield on the investment security portfolio, excluding securitized ARMs, increased by approximately 26 basis points in 1996 compared to 1995 and the average balance of such investment securities increased $566.5 million or 24%. At December 31, 1996, the Corporation had $25 million in notional amount of interest rate floors designated as a hedge against the convexity risk associated with investments in collateralized mortgage obligations. The impact on net interest income was negligible.

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

          AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

  The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans and leases to provide a more meaningful comparison ($ in thousands):

                                       1997                           1996                          1995
                          ------------------------------- ----------------------------- -----------------------------
                                                  AVERAGE                       AVERAGE                       AVERAGE
                                        INTEREST   YIELD               INTEREST  YIELD               INTEREST  YIELD
                            AVERAGE     EARNED/   OR COST   AVERAGE    EARNED/  OR COST   AVERAGE    EARNED/  OR COST
                            BALANCE       PAID      (3)     BALANCE      PAID     (3)     BALANCE      PAID     (3)
                          -----------  ---------- ------- -----------  -------- ------- -----------  -------- -------
Loans, leases, and
 securitized ARMs (1,2).  $11,024,161  $  920,806  8.36%  $ 9,461,780  $795,423  8.41%  $ 9,106,012  $781,719  8.59%
Investment securities:
 Taxable................    2,573,750     167,569  6.55     2,239,075   136,848  6.14     1,948,812   113,517  5.85
 Tax exempt (1).........      907,449      66,199  7.42       668,913    44,984  6.76       374,014    26,713  6.89
Interest bearing
 deposits in other
 banks..................       28,838       1,527  5.30        28,767     1,505  5.23        28,329     1,624  5.73
Funds sold and security
 resale agreements......       66,283       3,820  5.76        57,991     3,195  5.51        65,820     4,195  6.37
Trading securities (1)..       40,822       2,046  5.01        25,264     1,221  4.83        10,346       522  5.05
Other short-term
 investments............       84,746       4,529  5.34        83,788     4,324  5.16       128,630     7,122  5.54
                          -----------  ----------  ----   -----------  --------  ----   -----------  --------  ----
 Total interest earning
  assets................  $14,726,049  $1,166,496  7.95%  $12,565,578  $987,500  7.87%  $11,661,963  $935,412  8.02%
Cash and demand deposits
 due from banks.........      599,412                         573,957                       576,943
Premises and equipment,
 net....................      321,806                         304,544                       295,970
Other assets............      498,523                         372,789                       351,432
Allowance for loan and
 lease losses...........     (168,737)                       (161,311)                     (160,797)
                          -----------                     -----------                   -----------
 Total assets...........  $15,977,053                     $13,655,557                   $12,725,511
                          ===========                     ===========                   ===========
Savings and interest
 bearing demand
 deposits...............  $ 4,693,940  $  163,703  3.49%  $ 4,263,071  $139,186  3.26%  $ 3,965,236  $126,196  3.18%
Other time deposits.....    3,357,147     192,329  5.73     3,043,821   174,699  5.74     3,095,550   172,146  5.56
CDs greater than $100,
 brokered and callable
 CDs....................    1,252,024      73,773  5.89       816,712    46,953  5.75       568,594    33,392  5.87
                          -----------  ----------  ----   -----------  --------  ----   -----------  --------  ----
Total interest bearing
 deposits...............    9,303,111     429,805  4.62     8,123,604   360,838  4.44     7,629,380   331,734  4.35
Short-term borrowings...    1,970,235     108,398  5.50     1,180,593    62,071  5.26       835,230    47,740  5.72
Long-term borrowings....      591,643      41,420  7.00       656,786    42,808  6.52       801,176    53,709  6.70
                          -----------  ----------  ----   -----------  --------  ----   -----------  --------  ----
 Total interest bearing
  liabilities...........  $11,864,989  $  579,623  4.89%  $ 9,960,983  $465,717  4.68%  $ 9,265,786  $433,183  4.68%
Noninterest bearing
 deposits...............    2,263,743                       2,090,292                     1,980,035
Other liabilities.......      386,613                         323,441                       301,865
Shareholders' equity....    1,461,708                       1,280,841                     1,177,825
                          ===========                     ===========                   ===========
 Total liabilities and
  shareholders' equity..  $15,977,053                     $13,655,557                   $12,725,511
                          ===========                     ===========                   ===========
 Net interest income....               $  586,873                      $521,783                      $502,229
                                       ==========                      ========                      ========
 Net yield on interest
  earning assets........                           4.00%                         4.16%                         4.30%
                                                   ====                          ====                          ====

-------
Notes:
(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2) Loans and leases on nonaccrual status have been included in the computation of average balances.
(3) Based on average balances excluding fair value adjustments for available for sale securities.

          ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

  The effect on interest income and interest expense due to volume and rate changes in 1997 and 1996 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

                               1997 VERSUS 1996                1996 VERSUS 1995
                         ------------------------------ -------------------------------
                              INCREASE
                             (DECREASE)                 INCREASE (DECREASE)
                          DUE TO CHANGE IN               DUE TO CHANGE IN
                         ------------------             -------------------
                          AVERAGE   AVERAGE   INCREASE   AVERAGE   AVERAGE    INCREASE
                         VOLUME (2)  RATE    (DECREASE) VOLUME (2)   RATE    (DECREASE)
                         ---------- -------  ---------- ---------- --------  ----------
Interest on earning
 assets:
 Loans, leases, and
  securitized
  ARMs (1)..............  $130,869  $(5,486)  $125,383   $29,828   $(16,124)  $ 13,704
Investment securities:
 Taxable................    20,316   10,405     30,721    16,862      6,469     23,331
 Tax-exempt (1).........    15,268    5,947     21,215    19,169       (898)    18,271
Interest bearing
 deposits in other
 banks..................         4       18         22        25       (144)      (119)
Funds sold and security
 resale agreements......       457      168        625      (499)      (501)    (1,000)
Trading securities (1)..       751       74        825       753        (54)       699
Other short-term
 investments............        49      156        205    (2,484)      (314)    (2,798)
                          --------  -------   --------   -------   --------   --------
  Total interest income
   change...............  $167,714  $11,282   $178,996   $63,654   $(11,566)  $ 52,088
                          ========  =======   ========   =======   ========   ========
Expense on interest
 bearing liabilities:
 Savings and interest
  bearing demand
  deposits..............  $ 13,702  $10,815   $ 24,517   $ 9,471   $  3,519   $ 12,990
 Other time deposits....    17,421      209     17,630    (2,876)     5,429      2,553
 CDs greater than $100,
  brokered and callable
  CDs...................    25,553    1,267     26,820    14,565     (1,004)    13,561
                          --------  -------   --------   -------   --------   --------
 Total interest bearing
  deposits..............    56,676   12,291     68,967    21,160      7,944     29,104
 Short-term borrowings..    45,168    1,159     46,327    19,755     (5,424)    14,331
 Long-term borrowings...    (4,365)   2,977     (1,388)   (9,674)    (1,227)   (10,901)
                          --------  -------   --------   -------   --------   --------
  Total interest expense
   change...............  $ 97,479  $16,427   $113,906   $31,241   $  1,293   $ 32,534
                          ========  =======   ========   =======   ========   ========

--------
Notes:
(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2) Based on average balances excluding fair value adjustments for available for sale securities.

             PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY

  The provision for loan and lease losses amounted to $17.3 million in 1997, $15.2 million in 1996, and $16.2 million in 1995.

  Nonperforming assets at December 31, 1997, were $87.3 million compared to $75.0 million at December 31, 1996, an increase of $12.3 million or 16.4%. At the time of merger, Security had nonperforming assets of approximately $5.5 million, of which, approximately $5.0 million was nonaccrual residential real estate loans. Nonaccrual loans and leases, the largest component of nonperforming assets increased $4.0 million since year-end 1996 and increased $2.5 million since September 30, 1997. Renegotiated loans and leases at December 31, 1997 were $1.3 million compared to $1.8 million at December 31, 1996. Loans and leases past due 90 days or more were $8.2 million at the end of 1997 compared to $7.7 million at the end of the third quarter in 1997 and

$7.4 million at year-end 1996. Other real estate owned amounted to $13.6 million at December 31, 1997, compared to $3.6 million at September 30, 1997, and $5.6 million at December 31, 1996. At December 31, 1997, and 1996, approximately $11.7 million and $2.2 million, respectively, of other real estate consisted of closed branch facilities. The increase is attributable to the Security merger. The majority of Security's branch and operations facilities were closed due to customer service and operating overlap.

  The increase in nonaccrual loans and leases compared to the prior year was generally attributable to residential real estate loans. Nonaccrual commercial loans decreased $3.9 million, nonaccrual commercial mortgages decreased $5.9 million, nonaccrual residential real estate increased $11.0 million, nonaccrual personal loans were relatively unchanged, nonaccrual lease receivables increased $2.2 million and nonaccrual construction loans increased $.6 million.

  Net charge-offs in 1997 amounted to $13.1 million or 0.13% of average loans and leases compared to $20.3 million or 0.23% of average loans and leases in 1996. Net charge-offs in 1996 include one larger commercial loan and one larger lease receivable that accounted for $13.9 million of the total net charge-offs in 1996.

                    CONSOLIDATED CREDIT QUALITY INFORMATION
                             DECEMBER 31, ($000'S)

                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
NONPERFORMING ASSETS BY TYPE
Loans and Leases:
 Nonaccrual..................  $ 64,153  $ 60,176  $ 50,598  $ 44,766  $ 44,186
 Renegotiated................     1,338     1,819     3,087     4,172     4,263
 Past Due 90 Days or More....     8,238     7,366     8,184     9,093     7,906
                               --------  --------  --------  --------  --------
 Total Nonperforming Loans
  and Leases.................    73,729    69,361    61,869    58,031    56,355
Other Real Estate Owned......    13,567     5,629     8,648    12,114    12,928
                               --------  --------  --------  --------  --------
 Total Nonperforming Assets..  $ 87,296  $ 74,990  $ 70,517  $ 70,145  $ 69,283
                               ========  ========  ========  ========  ========
Allowance for Loan and Lease
 Losses......................  $202,818  $155,895  $161,430  $153,961  $133,600
                               ========  ========  ========  ========  ========
CONSOLIDATED STATISTICS
Net Charge-offs to Average
 Loans and Leases............      0.13%     0.23%     0.10%     0.05%     0.11%
Total Nonperforming Loans and
 Leases to Total Loans and
 Leases......................      0.59      0.75      0.70      0.66      0.65
Total Nonperforming Assets to
 Total Loans and Leases and
 Other Real Estate Owned.....      0.70      0.81      0.79      0.80      0.80
Allowance for Loan and Lease
 Losses to Total Loans and
 Leases......................      1.62      1.68      1.82      1.75      1.55
Allowance for Loan and Lease
 Losses to Nonperforming
 Loans and Leases............       275       225       261       265       237

           MAJOR CATEGORIES OF NONACCRUAL LOANS AND LEASES ($000'S)

                                     1997                        1996
                          --------------------------- ---------------------------
                                     % OF                        % OF
                                     LOAN     % OF               LOAN     % OF
                          NONACCRUAL TYPE  NONACCRUAL NONACCRUAL TYPE  NONACCRUAL
                          ---------- ----  ---------- ---------- ----  ----------
COMMERCIAL
Commercial...............  $12,362   0.4%     19.2%    $16,257   0.6%     27.0%
Lease Financing
 Receivables.............    3,855   0.8       6.0       1,624   0.5       2.7
                           -------   ---     -----     -------   ---     -----
    Total Commercial.....   16,217   0.4      25.2      17,881   0.6      29.7
REAL ESTATE
Construction and Land
 Development.............    1,329   0.3       2.1         731   0.2       1.2
Commercial Real Estate...   13,901   0.4      21.7      19,760   0.8      32.8
Residential Real Estate..   29,320   0.8      45.7      18,284   0.8      30.4
                           -------   ---     -----     -------   ---     -----
    Total Real Estate....   44,550   0.6      69.5      38,775   0.8      64.4
PERSONAL.................    3,386   0.3       5.3       3,520   0.3       5.9
                           -------   ---     -----     -------   ---     -----
    Total................  $64,153   0.5%    100.0%    $60,176   0.6%    100.0%
                           =======   ===     =====     =======   ===     =====

  RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN AND LEASE LOSSES ($000'S)

                                   1997     1996      1995      1994     1993
                                 -------- --------  --------  -------- --------
Allowance for Loan and Lease
 Losses at Beginning of Year.... $155,895 $161,430  $153,961  $133,600 $123,805
Provision for Loan and Lease
 Losses (1).....................   17,253   15,194    16,158    24,907   18,034
Allowance of Banks Acquired.....   42,773      --      2,843       --     1,167
Allowance Transfer for Loan
 Securitizations................      --      (440)   (2,275)      --       --
Loans and Leases Charged-off
 Commercial.....................    8,351   16,290     5,130     3,301    8,810
 Real Estate-- Construction.....       87       13       407       737       79
 Real Estate-- Mortgage.........    3,543    3,320     2,444     3,241    2,729
 Personal.......................    7,542    6,388     5,759     4,375    5,033
 Leases.........................    1,166    2,397       875       907      815
                                 -------- --------  --------  -------- --------
Total Charge-offs...............   20,689   28,408    14,615    12,561   17,466
Recoveries on Loans and Leases
 Commercial.....................    3,741    3,222     2,117     3,675    3,431
 Real Estate-- Construction.....       53        9        39         6       49
 Real Estate-- Mortgage.........    1,047    2,443     1,021     2,468    2,208
 Personal.......................    2,484    2,333     2,158     1,789    2,156
 Leases.........................      261      112        23        77      216
                                 -------- --------  --------  -------- --------
Total Recoveries................    7,586    8,119     5,358     8,015    8,060
                                 -------- --------  --------  -------- --------
Net Loans and Leases Charged-
 off............................   13,103   20,289     9,257     4,546    9,406
                                 -------- --------  --------  -------- --------
Allowance for Loan and Lease
 Losses at End of Year.......... $202,818 $155,895  $161,430  $153,961 $133,600
                                 ======== ========  ========  ======== ========

--------
Note:
(1) The amount of the provision for loan and lease losses charged to operating expense for the year ended December 31, 1997, is the amount necessary to bring the allowance for loan and lease losses at December 31, 1997, to a level believed adequate by management to absorb current estimated losses in the loan and lease portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan and lease losses charged against income. See "Summary of Loan and Lease Loss Experience" contained in Item 1, Part 1 for additional discussion.

                                 OTHER INCOME

  Total noninterest income amounted to $598.9 million in 1997 compared to $503.3 million in 1996, an increase of $95.6 million or 19.0%.

  Fees from data processing services increased $75.3 million or 28.0% from $268.5 million in 1996 to $343.8 million in 1997. Processing fees increased $55.4 million or 30.2%. Conversion revenue of $14.1 million was relatively unchanged. Fees from unique services such as contract programming and consulting increased $3.3 million and software revenue increased $11.5 million or 28.2%. Buyout fees, which vary from year to year, increased $5.1 million and amounted to $11.3 million in 1997.

  Fees from trust services were $78.6 million in 1997 compared to $70.2 million in 1996, an increase of $8.4 million or 12.0%. All major categories experienced revenue growth in excess of 10% over the prior year. Personal trust fees increased $4.1 million and Corporate trust fees increased $2.8 million.

  Fees for other customer services increased $9.5 million or 8.1%. Service charges on deposits increased $3.2 million and amounted to $55.4 million in 1997. Credit card, debit card and ATM fees of $25.1 million in 1997 increased $2.4 million. Brokerage and insurance fees increased $2.6 million.

  Net securities gains in 1997 amounted to $3.2 million. During 1997 the Corporation's Capital Markets Group had net realized securities gains of $6.7 million. Also during 1997, the Corporation's banking affiliates had net securities losses of $5.2 million from the sale of available for sale investment securities as previously discussed and the Corporation had net securities gains of $1.8 million from the sale of equity securities.

  Other miscellaneous income amounted to $46.5 million in 1997 compared to $32.5 million in 1996, an increase of $14.0 million. Deposit premiums from sales of bank branches were $7.6 million in 1997 compared to $1.5 million in 1996. Gains from the sale of mortgage loans increased $4.0 million in 1997 and amounted to $11.3 million. Foreign exchange revenue increased $1.1 million in 1997 compared to the prior year.

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

  Fees for other customer services increased $6.5 million or 5.9%. Service charges on deposits increased $1.2 million and amounted to $52.2 million in 1996. Credit card and ATM fees increased $2.0 million and discount brokerage fees increased $2.3 million. Corporate finance and management fees increased $0.5 million.

  Net securities gains in 1996 amounted to $14.9 million compared to $4.6 million in 1995. During 1996 the Corporation's Capital Markets Group realized securities gains of $22.2 million offset in part by realized and unrealized securities losses of $1.9 million. The Corporation's banking affiliates had securities losses of $5.4 million from the sale of approximately $560 million of available for sale investment securities.

  Other miscellaneous income amounted to $32.5 million in 1996 compared to $30.8 million in 1995, an increase of $1.7 million. During 1996, the Corporation disposed of three bank branches with deposits of approximately $26 million and realized net deposit premium gains of $1.5 million.

                                 OTHER EXPENSE

  Total other expense amounted to $775.4 million in 1997, an increase of $109.5 million or 16.4% from $665.9 million in 1996 before the two special charges as previously discussed. Including these special charges, total other expense for 1996 amounted to $680.7 million.

  The increase in expenses is primarily attributable to the Corporation's nonbanking businesses, particularly its data processing business segment (Data Services). Data Services expense growth of $69.4 million or 22.9% in 1997 compared to 1996 (before special charges) reflects the cost of adding processing capacity and other related costs associated with increased revenue growth. The introduction of new products late in 1996 and 1997 such as Data Warehouse, Internet and PC Banking, and Banker Insight as well as continued work on Year 2000 also contributed to expense growth in both years. See "Year 2000" for additional discussion of the activities and costs related to this project.

  Expenses of the Corporation's banking business in 1997 includes the cost of integrating Security into M&I. M&I added approximately 400 full-time equivalent employees as a direct result of the merger excluding job opportunities offered former Security employees for open job positions that existed prior to the merger. In total, it is estimated that 570 M&I positions were filled by former Security employees. At the time of merger, Security employed approximately 850 employees on a full-time equivalent basis. During the fourth quarter of 1997, many former Security employees were temporarily retained to assist in implementing systems and operations conversions, attending to special customers needs and other issues to ensure that the integration was as effective and efficient as possible.

  The merger with Security was an in-market acquisition which entailed a significant amount of customer service and operating overlap. The Corporation closed the majority of Security's branch and operating facilities in addition to the reduction in work force described above resulting in lower operating expenses. At the time the merger was announced, it was anticipated that the estimated total cost savings to be achieved by the combined companies was approximately $31.8 million. While no assurances can be given, management now expects that the cost savings will meet or exceed the original estimate. Management estimates that on an annualized basis, approximately 60% of the current projected cost savings was achieved in 1997.

  Expenses of the Corporation's banking business in 1996 include the cost of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support consolidation and product and service distribution networks. These initiatives will enable more competitive pricing and achieve improved cost efficiencies. Excluding the SAIF charge of $2.7 million reported in 1996, the expenses of the banking affiliates and support services increased $7.0 million or 1.9% when compared to the prior year. Lower payments to regulatory agencies of $10.6 million were somewhat offset by severance, branch closures and disposals, equipment write-downs and disposals and other related costs associated with the initiatives. In 1996 these banking initiative expenses amounted to $4.7 million.

  Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding special charges) divided by the sum of total other income (excluding securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the years ended December 31, 1997, 1996, and 1995 were:

                         EFFICIENCY RATIOS                     1997  1996  1995
                         -----------------                     ----  ----  ----
      Consolidated Corporation................................ 65.6% 65.9% 65.1%
      Consolidated Corporation Excluding Data Services........ 56.6% 57.9% 58.7%

  Total salaries and benefits expense amounted to $450.1 million for 1997 compared to $382.4 million in 1996, an increase of $67.7 million or 17.7%. The data processing business contributed approximately $46.6 million or 69% of the increase. During 1997, Data Services had average full-time equivalent employees and contract programmers of 3,496 compared to 2,810 in the prior year.

  Net occupancy and equipment expenses increased $10.2 million in 1997 when compared to 1996. Data Services activity resulted in approximately $10.0 million or 98% of the 1997 increase in occupancy and equipment costs. Additional depreciation and maintenance associated with equipment additions and telecommunications equipment and charges accounted for $8.1 million of Data Services' increase. Also during 1997, Data Services completed a 160 thousand square foot facility in addition to upgrades to its existing facilities.

  Software expense amounted to $19.7 million in 1997 compared to $15.2 million in 1996, an increase of $4.5 million or 29.4%. This increase is primarily related to Data Services growth which accounted for $3.8 million of the increase. Data Services growth consisted of additional and more costly operating software associated with CPU upgrades as well as additional application software including software used for the Year 2000 project.

  As previously discussed, the Corporation paid $2.7 million in one-time SAIF assessments in 1996 which is the primary reason for the decline in payments to regulatory agencies in 1997 compared to 1996.

  Processing charges expense increased $4.5 million or 23.9% from $19.1 million in 1996 to $23.6 million in 1997. Both banking and Data Services experienced increased costs in processing charges.

  Other expenses amounted to $119.3 million in 1997 compared to $109.3 million in the prior year, an increase of $10.0 million or 9.2%. Excluding the $12.1 million write-off of acquired in-process technology attributable to the EastPoint acquisition, other expenses increased $22.1 million in 1997 when compared to the prior year. Intangible amortization increased $8.0 million primarily as a result of the Security transaction. Other operating expenses associated with Data Services revenue growth increased $8.4 million. Customer related expense for banking increased $2.2 million in 1997 compared with 1996. Lease buyouts and writedowns associated with branch closures decreased $0.8 million.

  Other expense is also affected by the capitalization of costs, net of amortization, associated with software development and customer data processing conversions. The amount of capitalized software development costs, net of amortization and impairment writedowns, increased $6.9 million in 1997 compared to the prior year . The impact of capitalized customer conversion activity, net of amortization, declined $2.2 million as customers continue to pay for conversions upfront. Capitalized software costs are amortized over their estimated useful lives. Despite the Corporation's monitoring of its ability to recover its investment in software, the ever increasing change in technology increases the possibility of obsolescence and may necessitate impairment writedowns. During 1997, capitalized software impairment writedowns were $2.4 million.

  Total other expense amounted to $680.7 million in 1996, an increase of $81.1 million or 13.5% from that reported in 1995. As previously discussed, two special charges were recognized in 1996. Excluding these special charges, total other expense for 1996 amounted to $665.9 million, an increase of 11% or $66.3 million, when compared to the prior year.

  Total salaries and benefits expense amounted to $382.4 million for 1996 compared to $343.7 million in 1995, an increase of $38.7 million or 11.3%. Data Services contributed approximately $32.4 million of the increase. As of December 31, 1996 Data Services had approximately 2,800 employees, an increase of approximately 200 full time employees since the end of the prior year. The addition of EastPoint, normal growth and new product development were the primary causes for the increase. The increased use of contract programmers, who are not considered full time employees, resulted in an increase in salaries and benefits expense of $5.1 million in 1996 compared to 1995.

  Net occupancy expense increased $3.5 million in 1996 when compared to 1995 and amounted to $39.2 million while equipment expense amounted to $77.3 million, an increase of $11.8 million when compared to $65.5 million incurred in the prior year. Data Services activity resulted in approximately 60% of the 1996 increase in occupancy costs and the majority of the increase in equipment expense.

  Software expense amounted to $15.2 million compared to $12.4 million in 1995, an increase of $2.8 million or 23%. This increase is primarily related to Data Services growth and its new initiatives.

  Payments to regulatory agencies amounted to $4.8 million in 1996 compared to $12.7 million in 1995. As previously discussed, the Corporation paid $2.7 million in SAIF assessments in 1996. Excluding the one-time assessment, payments to regulatory agencies declined $10.6 million. This decrease in expense is related to the reduction in FDIC insurance rates.

  Professional services expense declined $1.2 million in 1996 when compared to the prior year. Approximately $1.1 million of the decline represents costs associated with the ARM securitization program that began in the later half of 1995. Also, professional services expense incurred by Data Services declined by approximately $3.0 million which was the result of lower fees paid for technological assistance in software development. These declines were offset somewhat by higher fees paid to operational and branch efficiency consultants.

  Other expenses amounted to $109.3 million in 1996 compared to $76.8 million in the prior year, an increase of $32.5 million or 42.3%. Excluding the $12.1 million write-off of acquired in-process technology attributable to the EastPoint acquisition, other expenses increased $20.4 million in 1996 when compared to the prior year. Advertising and promotion expense increased $4.0 million in 1996 compared to the prior year. Also contributing to the increase was credit card expense which increased $3.1 million in 1996. This increase is associated with higher data processing revenue growth. Lease buyouts and real estate writedowns associated with branch closures resulted in an increase to other expense in 1996 of approximately $2.0 million. This category of expense is also affected by the capitalization of costs, net of amortization, associated with software development and customer data processing conversions. The amount of capitalized software development costs, net of amortization, declined $2.0 million in 1996 compared to the prior year and is consistent with the decline in professional services expense previously discussed. The impact of capitalized customer conversion activity, net of amortization, also declined $2.0 million.

                             INCOME TAX PROVISION

  The provision for income taxes was $125.1 million in 1997, $109.7 million in 1996 and $106.6 million in 1995. The effective tax rate in 1997 was 33.8% compared to 35.0% in 1996 and 35.5% in 1995. Increased Federal tax-exempt income lowered the effective tax rate in 1997 and 1996. During 1995, the Corporation recognized a research and experimentation tax credit related to software development of $2.3 million.

                               CAPITAL RESOURCES

  Shareholders' equity was $1.92 billion or 9.86% of total consolidated assets at December 31, 1997, compared to $1.26 billion or 8.54% of total consolidated assets at December 31, 1996. The Security transaction (12.3 million common shares), earnings retention, stock option exercises and increase in unrealized gains on investment securities available for sale were partially offset by treasury stock acquisitions.

  The Corporation and its affiliates continue to have a strong capital base and the Corporation's regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 13 to the

Consolidated Financial Statements contained in Item 8 herein for the Corporation's comparative capital ratios and the capital ratios of its significant subsidiaries.

  As more fully described in Note 12 to the Consolidated Financial Statements contained in Item 8 herein, in December 1996 the Corporation formed a Trust and issued $200 million of 7.65% cumulative preferred capital securities. The cumulative preferred capital securities qualify as Tier 1 capital subject to certain limitations, for regulatory capital purposes and substantially contributed to the increase in regulatory capital at year end 1996.

  The Corporation's subsidiaries, primarily its banking subsidiaries, are restricted by regulations from making distributions above prescribed amounts. In addition, banking subsidiaries are limited in making loans and advances to the Corporation. At December 31, 1997, approximately $57 million and $63 million were available for distribution without regulatory approval from the Corporation's banking and nonbanking subsidiaries, respectively.

  Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

  In April 1997, the remaining $16.8 million of 8.5% convertible subordinated notes were converted into 1,922,114 shares of common stock. As provided for in the note agreement, the noteholder subsequent to conversion, exchanged the common shares acquired by conversion of the debt for 168,185 shares of the Corporation's Series A preferred stock.

  The Corporation had a Stock Repurchase Program. Under the most recent provisions approved by the Corporation's Board of Directors, up to 6 million shares could be repurchased annually. The shares were being acquired to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. During 1997, the Corporation purchased 1.2 million shares and had cumulatively purchased 19.6 million shares at an aggregate cost of approximately $500.3 million or $26.09 per share on a weighted average basis. On February 19, 1998, the Corporation announced that its Board of Directors voted to rescind the Stock Repurchase Program effective March 16, 1998.

                                   YEAR 2000

  Year 2000 is the term used to describe the fact that many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Year 2000 issue affects virtually all companies and organizations.

  Data Services began developing its plan to address Year 2000 in 1996. Data Services employs approximately 120 full-time equivalent employees who are dedicated to the Year 2000 project and maintains a dedicated code renovation center and testing facility. Code modifications and testing have been completed for licensed software and upgrades have been distributed to customers. Service bureau code modifications were completed in December 1997 with testing and system verification scheduled to take place throughout 1998. It is estimated that the net cost to change existing computer programs for both internal and external software will be approximately $30 million, an increase of $5 million from the estimate in 1996. During 1997, Data Services incurred approximately $10 million in expense related to this issue compared to $3 million in 1996 and anticipates the 1997 expense level to continue in 1998. The majority of Data Services' contracts do not provide for additional reimbursement over and above the previously contracted maintenance amounts. Future data processing revenue is critically dependent upon the successful implementation of the necessary changes.

  The Corporation and its other affiliates began addressing Year 2000 in 1997. The overall process is being coordinated through M&I Support Services which has a dedicated function addressing the issue that includes providing an overall plan, communicating and documenting the process and reporting of progress including periodic reporting to the banking affiliates primary regulator(s). In addition, a coordinator has been appointed from each affiliate bank and division of the Corporation. The inventory of hardware, software, electronic equipment and building systems has been completed. The risk assessment phase of analyzing vendor readiness, compiling critical software lists, and testing hardware is substantially complete. The plan for renovation of systems is in process. This phase includes developing an action plan for each inventory item, developing hardware and software upgrades and/or replacement schedules and implementation. The remaining phases include testing of implementation, certification of hardware, software, office machines and building systems and contingency planning. The Corporation anticipates the process to be completed late in 1998 in order to allow for adequate testing and contingency planning. Replacement equipment and software will be capitalized or expensed in accordance with the Corporation's normal accounting policies. The effect of writing off the net book value of equipment or software that is not Year 2000 compliant is not considered material.

                              PENDING ACQUISITION

  In November 1997, the Corporation announced plans to merge with Advantage Bancorp ("Advantage"). Advantage has approximately $1.0 billion in consolidated assets. The transaction will be accounted for using the pooling-of-interests method and is expected to be completed in the second quarter of 1998. Subsequent to December 31, 1997, Shareholder and regulatory approvals were obtained. The Corporation anticipates that the combined entity will incur merger/restructuring costs as a result of this transaction. The preliminary estimate of the merger/restructuring charge ranges from approximately $20 million to $30 million. It is anticipated that a significant portion of the charge will relate to noncash benefit items.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk through trading and other than trading activities. While market risk that arises from trading activities in the form of foreign exchange and interest rate risk is immaterial to the Corporation, market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques which measure the sensitivity of future earnings and the change in fair value due to changing rate environments to measure interest rate risk. Policies established by the Corporate Asset/Liability Committee and approved by the Corporate Board of Directors limit exposure for both earnings and fair value at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation's exposure to a 100 basis point immediate and sustained parallel rate move, either upward or downward. The Corporation manages interest rate risk through the use of a limited array of derivative financial instruments. These instruments allow the Corporation to produce the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers. For additional information on the Corporation's derivative financial instruments and foreign exchange position, see Note 17 to the Consolidated Financial Statements contained in Item 8 herein.

 INTEREST RATE RISK

  In order to measure earnings and fair value sensitivity to changing rates, the Corporation uses three different measurement tools including static gap analysis, simulation of earnings, and market value sensitivity (fair value at risk). The static gap analysis starts with contractual repricing information for assets, liabilities and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (NOW, Savings, and Money Market accounts) and non rate related products (DDA accounts, Other Assets and Other Liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan product and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principle above the contractual amount based on how far away the contractual coupon is from market coupon rates. The resulting static gap is the base for the earnings sensitivity calculation. The following table represents the Corporation's consolidated static gap position as of December 31, 1997 ($ in millions):

                           1-90     91-180    181-270   271-360
                           DAYS      DAYS      DAYS      DAYS     SUBTOTAL 1 YEAR +  TOTAL
                          -------   -------   -------   -------   -------- -------- -------
Loans...................  $ 4,870   $   978   $   873   $   730    $7,451  $ 4,888  $12,339
Securities..............      345       311       304       246     1,206    3,763    4,969
Other Interest Bearing
 Assets.................      170       --        --        --        170      --       170
Other Assets............      --        --        --        --        --     1,999    1,999
                          -------   -------   -------   -------    ------  -------  -------
    Total Assets........  $ 5,385   $ 1,289   $ 1,177   $   976    $8,827  $10,650  $19,477
                          =======   =======   =======   =======    ======  =======  =======
Rate Sensitive
 Liabilities............  $ 7,200   $ 1,363   $   758   $   548    $9,869  $ 4,641  $14,510
Non Rate Sensitive
 Liabilities & Equity...      --        --        --        --        --     4,967    4,967
                          -------   -------   -------   -------    ------  -------  -------
Total Liabilities &
Equity..................  $ 7,200   $ 1,363   $   758   $   548    $9,869  $ 9,608  $19,477
                          =======   =======   =======   =======    ======  =======  =======
Gap.....................  $(1,815)  $   (74)  $   419   $   428            $ 1,042
Cumulative Gap..........   (1,815)   (1,889)   (1,470)   (1,042)
Cumulative Gap as a % of
 Total Assets...........    (9.32)%   (9.70)%   (7.55)%   (5.35)%
Total Off Balance Sheet.  $  (625)  $    65   $    40   $    95    $ (425) $   425  $   --
Gap.....................  $(2,440)  $    (9)  $   459   $   523            $ 1,467
Cumulative Gap..........   (2,440)   (2,449)   (1,990)   (1,467)
Cumulative Gap as a % of
 Total Assets...........   (12.53)%  (12.57)%  (10.22)%   (7.53)%

--------
Notes:
(1) Off-balance sheet information does not include $50 million of interest rate caps and floors.
(2) The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and NOW accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances is considered to be long-term and fairly stable and is therefore included in the "1 year+" category.

  The static gap analysis provides a representation of the Corporations earnings sensitivity to changes in interest rates. Interest rate risk of embedded positions including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products require a more dynamic measuring tool to capture earnings and fair value risk. Earnings simulation and fair value sensitivity analysis are used to create a more complete assessment of interest rate risk.

  Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical +/- 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12 month period is compared to the pretax income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a +/- 100 basis point parallel rate shock. The table below illustrates these amounts as of December 31, 1997, which are within the limits established by the Corporation:

      HYPOTHETICAL CHANGE                                       IMPACT TO 1998
      IN INTEREST RATES                                        PRETAX NET INCOME
      -------------------                                      -----------------
      100 basis point Shock Up................................       (7.1%)
      100 basis point Shock Down..............................        6.1%

  These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition for impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action would include, but would not be limited to, adjustments to the repricing characteristics of any on or off balance sheet item with regard to short-term rate projections and current market value assessments.

  Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environments. This technique involves determining the present value of all contractual asset and liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of the market value of the Corporation as of December 31, 1997.

 EQUITY RISK

  In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I's Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists, but due to the nature of the investments, cannot be quantified within acceptable levels of precision.

  M&I Trust Services administers more than $35 billion in assets and directly manages a portfolio of more than $8 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

  In addition to the above market risks, material limitations exist in determining the overall net market risk exposure of the Corporation. Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected decay rates of core deposits. Other items, such as post retirement benefit obligations can also have fair value at risk exposure due to changes in interest rates. Therefore, the above outcomes should not be relied upon as indicative of actual results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                                           1997        1996
                                                        ----------- -----------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks.............................. $   800,120 $   780,562
  Funds Sold and Security Resale Agreements............      26,880     123,880
  Money Market Funds...................................      62,787      63,482
                                                        ----------- -----------
Total Cash and Cash Equivalents........................     889,787     967,924
Trading Securities, at Market Value....................      43,644      39,671
Other Short-term Investments, at Cost which
 Approximates Market Value.............................      37,008      45,711
Investment Securities Available for Sale, at Market
 Value.................................................   4,038,713   3,065,048
Investment Securities Held to Maturity, Market Value
 $953,316
 ($776,750 in 1996)....................................     930,090     773,804
Loans and Leases, Net of Unearned Income of $98,979
 ($58,849 in 1996).....................................  12,542,281   9,301,884
Less: Allowance for Loan and Lease Losses..............     202,818     155,895
                                                        ----------- -----------
Net Loans and Leases...................................  12,339,463   9,145,989
Premises and Equipment.................................     338,818     313,381
Accrued Interest and Other Assets......................     859,929     411,785
                                                        ----------- -----------
    Total Assets....................................... $19,477,452 $14,763,313
                                                        =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest Bearing.................................. $ 2,722,757 $ 2,470,882
  Interest Bearing.....................................  11,633,241   8,481,476
                                                        ----------- -----------
    Total Deposits.....................................  14,355,998  10,952,358
Short-term Borrowings..................................   1,902,780   1,834,549
Accrued Expenses and Other Liabilities.................     507,427     379,100
Long-term Borrowings...................................     791,176     336,096
                                                        ----------- -----------
    Total Liabilities..................................  17,557,381  13,502,103
Shareholders' Equity:
  Series A Convertible Preferred Stock, $1.00 par
   value, 2,000,000 Shares Authorized; 685,314 Shares
   Issued (517,129 in 1996); Liquidation Preference
   $68,531 ($51,713 in 1996)...........................         685         517
  Common Stock, $1.00 par value, 160,000,000 Shares
   Authorized; 109,302,590 Shares Issued (99,494,335 in
   1996)...............................................     109,303      99,494
  Additional Paid-in Capital...........................     608,087     204,135
  Retained Earnings....................................   1,376,336   1,209,167
  Less: Treasury Stock, at Cost, 7,765,169 Shares
   (10,910,798 in 1996)................................     215,787     279,143
     Deferred Compensation.............................       7,132         825
  Net Unrealized Securities Gains
   Net of Taxes........................................      48,579      27,865
                                                        ----------- -----------
    Total Shareholders' Equity.........................   1,920,071   1,261,210
                                                        ----------- -----------
    Total Liabilities and Shareholders' Equity......... $19,477,452 $14,763,313
                                                        =========== ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                                      1997      1996     1995
                                                   ---------- -------- --------
INTEREST INCOME
Loans and Leases.................................. $  873,179 $758,955 $774,256
Investment Securities:
 Taxable..........................................    213,325  171,537  118,868
 Exempt from Federal Income Taxes.................     45,274   30,718   18,112
Trading Securities................................      2,016    1,202      483
Other Short-term Investments......................      9,876    9,024   12,941
                                                   ---------- -------- --------
    Total Interest Income.........................  1,143,670  971,436  924,660
INTEREST EXPENSE
Deposits..........................................    429,805  360,838  331,734
Short-term Borrowings.............................    108,398   62,071   47,740
Long-term Borrowings..............................     41,420   42,808   53,709
                                                   ---------- -------- --------
    Total Interest Expense........................    579,623  465,717  433,183
                                                   ---------- -------- --------
Net Interest Income...............................    564,047  505,719  491,477
Provision for Loan and Lease Losses...............     17,253   15,194   16,158
                                                   ---------- -------- --------
Net Interest Income After Provision for Loan and
 Lease Losses.....................................    546,794  490,525  475,319
OTHER INCOME
Data Processing Services..........................    343,846  268,526  213,914
Trust Services....................................     78,595   70,190   64,176
Other Customer Services...........................    126,723  117,263  110,779
Net Securities Gains..............................      3,238   14,876    4,555
Other.............................................     46,456   32,465   30,758
                                                   ---------- -------- --------
    Total Other Income............................    598,858  503,320  424,182
OTHER EXPENSE
Salaries and Employee Benefits....................    450,056  382,430  343,650
Net Occupancy.....................................     39,924   39,215   35,717
Equipment.........................................     86,758   77,250   65,534
Software Expenses.................................     19,702   15,222   12,376
Payments to Regulatory Agencies...................      2,872    4,791   12,715
Processing Charges................................     23,628   19,069   18,480
Supplies and Printing.............................     16,389   16,015   15,711
Professional Services.............................     16,763   17,441   18,675
Other.............................................    119,309  109,271   76,764
                                                   ---------- -------- --------
    Total Other Expense...........................    775,401  680,704  599,622
                                                   ---------- -------- --------
Income Before Income Taxes........................    370,251  313,141  299,879
Provision for Income Taxes........................    125,107  109,711  106,580
                                                   ---------- -------- --------
NET INCOME........................................ $  245,144 $203,430 $193,299
                                                   ========== ======== ========
NET INCOME PER COMMON SHARE
Basic............................................. $     2.61 $   2.18 $   2.04
Diluted...........................................       2.42     2.03     1.90

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31 ($000'S)

                                             1997         1996         1995
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..............................  $   245,144  $   203,430  $   193,299
Adjustments to Reconcile Net Income to
 Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization.........       61,511       53,612       47,167
  Provision for Loan and Lease Losses...       17,253       15,194       16,158
  Gains on Sales of Assets..............      (31,575)     (31,843)     (20,448)
  Proceeds from Sales of Trading
   Securities and Loans Held for Resale.    4,103,877    4,028,069    3,506,767
  Purchases of Trading Securities and
   Loans Held for Resale................   (4,120,598)  (4,052,894)  (3,514,512)
  Other.................................      (15,162)      19,521         (727)
                                          -----------  -----------  -----------
    Total Adjustments...................       15,306       31,659       34,405
                                          -----------  -----------  -----------
Net Cash Provided by Operating
 Activities.............................      260,450      235,089      227,704
CASH FLOWS FROM INVESTING ACTIVITIES
Net (Increase) Decrease in Shorter Term
 Securities.............................        6,050       52,250      (49,980)
Proceeds from Maturities of Longer Term
 Securities.............................      709,495      846,169      668,708
Proceeds from Sales of Securities
 Available for Sale.....................      792,573      796,447      133,340
Purchases of Longer Term Securities.....   (1,255,316)  (2,325,623)    (791,172)
Decrease in Loans Due to Divestitures...        4,546       13,729          --
Net Increase in Loans...................   (1,000,544)    (627,790)    (332,649)
Purchases of Assets to be Leased........     (295,185)    (171,395)    (132,299)
Principal Payments on Lease Receivables.      197,372      145,095      139,155
Purchases of Premises and Equipment,
 Net....................................      (67,046)     (50,672)     (39,881)
Purchase of Security Capital
 Corporation, Net of Cash Equivalents
 Acquired...............................     (236,399)         --           --
Other...................................       10,469      (18,099)      26,603
                                          -----------  -----------  -----------
Net Cash Used in Investing Activities...   (1,133,985)  (1,339,889)    (378,175)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Deposits Due to
 Divestitures...........................      (56,294)     (25,874)         --
Net Increase in Deposits................    1,097,918      697,454      550,261
Proceeds from Issuance of Commercial
 Paper..................................      455,726      641,754    1,406,388
Principal Payments on Commercial Paper..     (360,374)    (669,091)  (1,439,343)
Net Increase (Decrease) in Other Short-
 term Borrowings........................      (27,904)     954,013     (434,429)
Proceeds from Issuance of Long-term
 Debt...................................      125,371      248,335      216,872
Payment of Long-term Debt...............     (321,914)    (442,189)    (104,676)
Dividends Paid..........................      (77,975)     (69,878)     (62,985)
Purchase of Common Stock................      (62,493)    (172,023)     (61,104)
Proceeds from the Issuance of Common
 Stock..................................       23,336       12,908        9,079
Other...................................            1         (174)           6
                                          -----------  -----------  -----------
Net Cash Provided by Financing
 Activities.............................      795,398    1,175,235       80,069
                                          -----------  -----------  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents............................      (78,137)      70,435      (70,402)
Cash and Cash Equivalents, Beginning of
 Year...................................      967,924      897,489      967,891
                                          -----------  -----------  -----------
Cash and Cash Equivalents, End of Year..  $   889,787  $   967,924  $   897,489
                                          ===========  ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Year for:
  Interest..............................  $   561,316  $   462,213  $   406,383
  Income Taxes..........................      100,589      100,401      107,672

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                      NET UNREALIZED
                                                                                        SECURITIES
                                                                                          GAINS
                                            ADDITIONAL             TREASURY  DEFERRED    (LOSSES)
                          PREFERRED COMMON   PAID-IN    RETAINED    COMMON   COMPEN-      NET OF
                            STOCK    STOCK   CAPITAL    EARNINGS    STOCK     SATION      TAXES
                          --------- ------- ---------- ----------  --------  -------- --------------
Balance, December 31,
 1994...................    $349    $99,494  $194,697  $  945,469  $143,438   $1,203     $(34,072)
Net Income..............     --         --        --      193,299       --       --           --
Issuance of 2,844,144
 Treasury Common Shares
 in Acquisitions
 Accounted for as
 Purchases..............     --         --        904         --    (58,791)     --           --
Issuance of 884,087
 Treasury Common Shares
 Under Stock Option and
 Restricted Stock Plans.     --         --     (8,730)        --    (18,427)     --           --
Acquisition of 2,731,942
 Common Shares..........     --         --          1         --     62,239      --           --
Dividends Declared on
 Preferred Stock--$7.085
 Per Share..............     --         --        --       (2,472)      --       --           --
Dividends Declared on
 Common Stock--$0.645
 Per Share..............     --         --        --      (60,513)      --       --           --
Net Change in Deferred
 Compensation...........     --         --        --          --        --      (113)         --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes...............     --         --      3,415         --        --       --           --
Net Change in Unrealized
 Securities Gains
 (Losses) Net of Taxes..     --         --        --          --        --       --        55,319
Other...................     --         --        --            6       --       --           --
                            ----    -------  --------  ----------  --------   ------     --------
Balance, December 31,
 1995...................    $349    $99,494  $190,287  $1,075,789  $128,459   $1,090     $ 21,247
                            ====    =======  ========  ==========  ========   ======     ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                      NET UNREALIZED
                                                                                        SECURITIES
                                            ADDITIONAL             TREASURY  DEFERRED     GAINS
                          PREFERRED COMMON   PAID-IN    RETAINED    COMMON   COMPEN-      NET OF
                            STOCK    STOCK   CAPITAL    EARNINGS    STOCK     SATION      TAXES
                          --------- ------- ---------- ----------  --------  -------- --------------
Balance, December 31,
 1995...................    $349    $99,494  $190,287  $1,075,789  $128,459   $1,090     $21,247
Net Income..............     --         --        --      203,430       --       --          --
Issuance of 1,922,114
 Treasury Common Shares
 on Conversion of
 Convertible Notes......     --         --    (25,660)        --    (42,517)     --          --
Issuance of 168,185
 Preferred Shares on
 Conversion of 1,922,114
 Common Shares..........     168        --     42,349         --     42,517      --          --
Issuance of 982,434
 Treasury Common Shares
 Under Stock Option and
 Restricted Stock Plans.     --         --     (9,285)        --    (22,422)     --          --
Acquisition of 5,924,601
 Common Shares..........     --         --         77         --    173,106      --          --
Dividends Declared on
 Preferred Stock--$7.99
 Per Share..............     --         --        --       (3,827)      --       --          --
Dividends Declared on
 Common Stock--$0.72 Per
 Share..................     --         --        --      (66,051)      --       --          --
Net Change in Deferred
 Compensation...........     --         --        --          --        --      (265)        --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes...............     --         --      6,367         --        --       --          --
Net Change in Unrealized
 Securities Gains Net of
 Taxes..................     --         --        --          --        --       --        6,618
Other...................     --         --        --         (174)      --       --          --
                            ----    -------  --------  ----------  --------   ------     -------
Balance, December 31,
 1996...................    $517    $99,494  $204,135  $1,209,167  $279,143   $  825     $27,865
                            ====    =======  ========  ==========  ========   ======     =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                       NET UNREALIZED
                                                                                         SECURITIES
                                             ADDITIONAL             TREASURY  DEFERRED     GAINS
                          PREFERRED  COMMON   PAID-IN    RETAINED    COMMON   COMPEN-      NET OF
                            STOCK    STOCK    CAPITAL    EARNINGS    STOCK     SATION      TAXES
                          --------- -------- ---------- ----------  --------  -------- --------------
Balance, December 31,
 1996...................    $517    $ 99,494  $204,135  $1,209,167  $279,143   $  825     $27,865
Net Income..............     --          --        --      245,144       --       --          --
Issuance of 9,808,255
 Common Shares and
 2,515,955 Treasury
 Common Shares in the
 Acquisition of Security
 Capital Corporation
 ("Security")...........     --        9,809   406,726         --    (66,806)     --          --
Common Shares Held for
 Deferred Compensation
 and Retirement Plans
 Assumed in the
 Acquisition of
 Security--148,997
 Common Shares..........     --          --        --          --        --     5,559         --
Issuance of 1,922,114
 Treasury Common Shares
 on Conversion of
 Convertible Notes......     --          --    (33,868)        --    (50,725)     --          --
Issuance of 168,185
 Preferred Shares on
 Conversion of 1,922,114
 Common Shares..........     168         --     50,557         --     50,725      --          --
Issuance of 1,862,341
 Treasury Common Shares
 Under Stock Option and
 Restricted Stock Plans.     --          --    (24,847)        --    (48,800)     --          --
Acquisition of 1,232,667
 Common Shares..........     --          --    (10,204)        --     52,250      --          --
Dividends Declared on
 Preferred Stock--$8.78
 Per Share..............     --          --        --       (5,671)      --       --          --
Dividends Declared on
 Common Stock--$0.785
 Per Share..............     --          --        --      (72,304)      --       --          --
Other Net Changes in
 Deferred Compensation..     --          --        --          --        --       748         --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes...............     --          --     15,588         --        --       --          --
Net Change in Unrealized
 Securities Gains Net of
 Taxes..................     --          --        --          --        --       --       20,714
                            ----    --------  --------  ----------  --------   ------     -------
Balance, December 31,
 1997...................    $685    $109,303  $608,087  $1,376,336  $215,787   $7,132     $48,579
                            ====    ========  ========  ==========  ========   ======     =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          DECEMBER 31, 1997, 1996, AND 1995 ($000'S EXCEPT SHARE DATA)

  Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a bank and savings and loan holding company that provides financial services to a wide variety of corporate, institutional, government and individual customers through 25 banks and one savings association located in Wisconsin and one bank in Arizona. Based on total revenues, banking is M&I's largest business. In addition to lending and accepting deposits from retail and commercial customers, banking includes personal property lease financing; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona and Florida; and brokerage services. M&I also provides financial and data processing services and software sales through the Data Services Division of the Corporation and three other nonbank subsidiaries. M&I's largest affiliates and principal operations are in Wisconsin however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona and Florida.

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

  Consolidation principles--The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 1996 and 1995 Consolidated Financial Statements have been reclassified to conform with the 1997 presentation.

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

  Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Investment Securities Available for Sale are carried at fair value with fair value adjustments net of the related income tax effects reported as a separate component of shareholders' equity. Short-term Investments, other than Trading Securities, are carried at cost, which approximates market value. Trading Securities are carried at fair value, with adjustments to the carrying value reflected in the Consolidated Statements of Income.

  Loans and leases--Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. Loans are generally placed on nonaccrual status when they are past due 90 days as to either interest or principal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

  The Corporation defers and amortizes fees and certain incremental direct costs, primarily salary and employee benefit expenses, over the contractual term of the loan or lease as an adjustment to the yield. The unamortized net fees and costs are reported as part of the loan balance outstanding.

  Allowance for loan and lease losses--The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated losses in the loan and lease portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan and lease losses charged against income.

  Premises and equipment--Land is recorded at cost. Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 2% to 10% for buildings and 10% to 35% for equipment. Long-lived assets which are considered impaired are carried at fair value and long-lived assets to be disposed of are carried at the lower of the carrying amount or fair value less cost to sell. Maintenance and repairs are charged to expense and betterments are capitalized.

  Other real estate owned--Other real estate owned includes assets that have been acquired in satisfaction of debts and bank branch premises held for sale. Other real estate acquired in satisfaction of debts is recorded at fair value, less estimated selling costs, and bank branch premises are recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses, whereas any valuation adjustments on premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 1997 and 1996, other real estate amounted to $13,567 and $5,629, respectively.

  Mortgage servicing--Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Mortgage loans held for sale to investors are carried at the lower of cost or market, determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices. Mortgage loans held for sale amounted to $68,488 at December 31, 1997 and $28,101 at December 31, 1996.

  Data processing services--Direct costs associated with the production of computer software which will be marketed or used in data processing operations are capitalized and amortized on the straight-line method over the estimated economic life of the product, generally four years. Such capitalized costs are periodically evaluated for impairment and adjusted to net realizable value when impairment is indicated. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms, generally five to seven years, of the related servicing contract. Routine maintenance of software products including maintenance required for the year 2000, design costs and development costs incurred prior to establishment of a product's technological feasibility for software to be sold, are expensed as incurred.

  Net unamortized costs at December 31 were:

                                                     1997    1996
                                                    ------- -------
        Software................................... $43,426 $28,695
        Conversions................................  14,729  16,474
                                                    ------- -------
        Total...................................... $58,155 $45,169
                                                    ======= =======

  Amortization expense was $15,020, $9,851, and $7,122, for 1997, 1996, and
1995, respectively.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  Intangibles--Unamortized intangibles resulting from acquisitions, primarily goodwill, core deposit premiums, purchased data processing contract rights and mortgage servicing rights were $349,819 at December 31, 1997 and $77,296 at December 31, 1996. The Corporation recognizes as separate assets rights to service mortgage loans when the loans are purchased or originated and sold with servicing retained. Mortgage servicing rights are amortized over the periods during which the corresponding mortgage servicing revenues are anticipated to be generated. Purchased data processing contract rights represent the costs to acquire the rights to data processing and software distribution. Such costs are generally amortized over the average contract lives, which range from 5 to 8 years. Goodwill is amortized on the straight-line basis over periods ranging from 15 to 25 years while core deposit premiums are amortized principally on an accelerated basis over periods ranging up to 10 years. Total amortization expense was $19,151, $11,121, and $10,708 for 1997, 1996, and 1995,
respectively. The Corporation continually evaluates whether later events and circumstances have occurred to indicate that the carrying value of intangibles should be reduced for possible impairment and utilizes estimates of undiscounted net income over the remaining life to measure recoverability.

  The Corporation also has negative goodwill included in other liabilities, the majority of which, arose from an acquisition in 1992. Negative goodwill amounted to $7,494 and $9,056 at December 31, 1997 and 1996, respectively. The negative goodwill is being accreted on a straight-line basis over a period of 10 years and amounted to $1,562, $1,568, and $1,576 in 1997, 1996, and 1995.

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

  Interest risk management instruments--As part of its asset/liability management activities, the Corporation may enter into interest rate futures, forwards, swaps, floors, caps and option contracts. These derivative financial instruments are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in other income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or expense. Settlement on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or expense.

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

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


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

  If an interest risk management instrument is terminated or ceases to qualify for the hedge accounting method, any realized or unrealized gain or loss at that time is deferred and amortized over the remaining period of the original hedge. Any subsequent realized or unrealized gains or losses on instruments that no longer meet the hedge criteria are included in the determination of net income. If the item being hedged is sold, any deferred or unrealized gain or loss on the interest risk management instrument at the time of sale is considered in the determination of the gain or loss on the sale. If the interest risk management instrument is not terminated, it must be carried at fair value on a prospective basis, with changes in fair value included in the determination of periodic net income.

  Cash flows from interest risk management instruments are reported in the Consolidated Statements of Cash Flows as operating activities.

  Foreign exchange contracts--Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lesser extent, option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value, with realized and unrealized gains and losses included in other income.

  Earnings per share--In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement established new standards for computing and presenting earnings per share which was adopted by the Corporation in the fourth quarter of 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share."

  Comparative earnings per share for prior years and all interim periods presented have been restated to conform with the computational requirements of SFAS 128.

  New accounting pronouncements--

  (1) REPORTING COMPREHENSIVE INCOME: In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity. SFAS 130 requires that comprehensive net income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS 130 permits the statement of changes in shareholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the income statement or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the balance sheet.

    This statement is effective for fiscal years beginning after December 15, 1997 and requires companies to report comparative totals for comprehensive income in interim reports.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  (2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: In June 1997, the FASB also issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker(s) organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure or management structure. For each segment, SFAS 131 requires disclosures that are similar to those required under current standards with the addition of quarterly disclosure requirements. This statement also requires descriptive information about the way operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in general purpose financial statements, and the changes in the measurement of segment amounts from period to period.

    The provisions of SFAS 131 are effective for fiscal years beginning after December 15, 1997. SFAS 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. The Corporation anticipates that SFAS 131 will increase the number of reportable segments compared to those required under the current standard.

2. EARNINGS PER SHARE

  A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                 YEAR ENDED DECEMBER 31, 1997
                                               --------------------------------
                                                              AVERAGE     PER-
                                                 INCOME       SHARES     SHARE
                                               (NUMERATOR) (DENOMINATOR) AMOUNT
                                               ----------- ------------- ------
Net Income....................................  $245,144
Convertible Preferred Dividends...............    (5,671)
                                                --------
Basic Earnings Per Share
 Income Available to Common Shareholders......  $239,473       91,847    $2.61
                                                                         =====
Effect of Dilutive Securities
 Convertible Preferred Stock..................     5,671        7,208
 8.5% Convertible Debt........................       233          469
 Stock Option, Restricted Stock and
  Performance Plans...........................       --         1,866
 Forward Repurchase Contract..................       --           120
                                                --------      -------
Diluted Earnings Per Share
 Income Available to Common Shareholders Plus
  Assumed
  Conversions.................................  $245,377      101,510    $2.42
                                                                         =====

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


                                                 YEAR ENDED DECEMBER 31, 1996
                                               --------------------------------
                                                              AVERAGE     PER-
                                                 INCOME       SHARES     SHARE
                                               (NUMERATOR) (DENOMINATOR) AMOUNT
                                               ----------- ------------- ------
Net Income....................................  $203,430
Convertible Preferred Dividends...............    (3,827)
                                                --------
Basic Earnings Per Share
 Income Available to Common Shareholders......  $199,603       91,683    $2.18
                                                                         =====
Effect of Dilutive Securities
 Convertible Preferred Stock..................     3,827        5,277
 8.5% Convertible Debt........................     1,161        2,400
 Stock Option, Restricted Stock and
  Performance Plans...........................       --         1,475
 Forward Repurchase Contract..................       --             4
                                                --------      -------
Diluted Earnings Per Share
 Income Available to Common Shareholders Plus
  Assumed Conversions.........................  $204,591      100,839    $2.03
                                                                         =====
                                                 YEAR ENDED DECEMBER 31, 1995
                                               --------------------------------
                                                              AVERAGE     PER-
                                                 INCOME       SHARES     SHARE
                                               (NUMERATOR) (DENOMINATOR) AMOUNT
                                               ----------- ------------- ------
Net Income....................................  $193,299
Convertible Preferred Dividends...............    (2,472)
                                                --------
Basic Earnings Per Share
 Income Available to Common Shareholders......  $190,827       93,443    $2.04
                                                                         =====
Effect of Dilutive Securities
 Convertible Preferred Stock..................     2,472        3,833
 8.5% Convertible Debt........................     1,859        3,844
 Stock Option, Restricted Stock and
  Performance Plans...........................       --         1,405
                                                --------      -------
Diluted Earnings Per Share
 Income Available to Common Shareholders Plus
  Assumed Conversions.........................  $195,158      102,525    $1.90
                                                                         =====

  Options to purchase 996,450 shares of common stock at $57.00 per share were outstanding since December 11, 1997 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 1997.

3. BUSINESS COMBINATIONS

  The Corporation has consummated the following business combinations:

                                                    CONSIDERATION
                                                 -------------------
                                                            COMMON   METHOD OF
ORGANIZATION                    DATE CONSUMMATED   CASH     STOCK    ACCOUNTING
------------                    ---------------- -------- ---------- ----------
Bank of Burlington............. February 1, 1995      --   1,491,600  Purchase
Mutual Services, Inc........... June 27, 1995    $  5,333        --   Purchase
Citizens Bancorp of Delavan,
 Inc........................... July 1, 1995          --   1,132,544  Purchase
Sharon State Bank.............. July 2, 1995          --     220,000  Purchase
EastPoint Technology, Inc...... August 7, 1996     25,508        --   Purchase
Security Capital Corporation... October 1, 1997   375,806 12,324,210  Purchase

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

  Security Capital Corporation ("Security") was the parent of Security Bank S.S.B., a community-oriented financial institution. At September 30, 1997, Security had consolidated assets of approximately $3.6 billion and consolidated total deposits of approximately $2.3 billion.

  This merger was accounted for using the purchase method of accounting. Total consideration to Security shareholders was approximately $860 million consisting of cash and Common Stock of the Corporation. Identifiable intangibles recorded in the transaction amounted to $46.8 million and consisted of core deposit premiums and mortgage servicing rights which are being amortized on an accelerated basis over approximately ten years. The amount of goodwill recorded in the transaction amounted to $244.2 million and is being amortized on a straight-line basis over twenty five years. The allocation of purchase price assigned to goodwill is subject to completion of remaining appraisals and adjustments to direct costs and certain exit costs which were recognized as liabilities assumed in the merger.

  The merger with Security was an in-market acquisition which entailed a significant amount of customer service and operating overlap. Since March 1997 when the merger agreement was announced, management has been assessing the impact of the merger and formulating a plan for the on-going activities of the combined companies. The plan, as approved, included the involuntary termination of certain Security employees across all groups, closure of the majority of Security branch and operations facilities, and termination of certain duplicative service contracts such as data processing contracts. Severance associated with involuntary terminations is based on the severance plan contained in the merger agreement which was communicated to all affected employees.

  At December 31, 1997, the plan was substantially complete except for the disposal of closed facilities and remaining severance which will be paid over the terms of the severance agreements.

  Such exit costs recognized as liabilities assumed in the merger consist of the following:

                                                                  $ IN MILLIONS
                                                                  -------------
      Employment Contracts and Severance from Involuntary
       Terminations..............................................     $15.8
      Lease Terminations/Buyouts.................................       1.6
      Service Contract Terminations/Buyouts (primarily data
       processing)...............................................       1.2
                                                                      -----
      Total Liabilities Recognized for Exit Costs................     $18.6
                                                                      =====

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

  Acquired in-process research and development expensed during 1996 amounted to $12.1 million and is included in other expense in the Consolidated Statements of Income.

  The results of operations for the acquired companies accounted for as purchases are included in the Consolidated Financial Statements from the dates of acquisition. The information below presents, on a pro forma

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

basis, certain historical information for the Corporation, adjusted for the Security transaction, as if the transaction had been consummated on the first of January of the indicated year.

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
                                                                (UNAUDITED)
      Pro Forma Corporation and Security
      Total Revenues (Interest Income plus Other Income).  $1,955,400 $1,717,145
      Net Income.........................................     207,124    198,632
      Net Income Per Share
       Basic.............................................  $     1.99 $     1.87
       Diluted...........................................        1.87       1.76

  The pro forma net income shown above for 1997 includes certain merger related expenses incurred by Security prior to consummation of the merger. Merger related expenses, net of gains from required branch divestitures, incurred by Security prior to the merger were approximately $47.5 million on an after tax basis or approximately $0.47 on a diluted per share basis.

  In November 1997, M&I announced plans to merge with Advantage Bancorp ("Advantage"). Advantage has approximately $1.0 billion in consolidated assets. The transaction will be accounted for using the pooling-of-interests method and is expected to be completed in the second quarter of 1998, pending regulatory and shareholder approvals. The pro forma impact on the Corporation's Consolidated Financial Statements is not anticipated to be significant.

4. CASH AND DUE FROM BANKS

  At December 31, 1997, $166,007 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

5. OTHER SHORT-TERM INVESTMENTS

  Other short-term investments at December 31 were:

                                                                 1997    1996
                                                                ------- -------
      Commercial paper......................................... $ 6,950 $13,000
      Interest bearing deposits in other banks.................  30,058  29,214
      U.S. Treasury Bills......................................     --    3,497
                                                                ------- -------
      Total other short-term investments....................... $37,008 $45,711
                                                                ======= =======

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


6. SECURITIES

  The book and market values of securities at December 31 were:

                                           1997                  1996
                                   --------------------- ---------------------
                                   AMORTIZED    MARKET   AMORTIZED    MARKET
                                      COST      VALUE       COST      VALUE
                                   ---------- ---------- ---------- ----------
Investment Securities Available
for Sale:
 U.S. Treasury and government
 agencies......................... $3,739,381 $3,786,390 $2,832,067 $2,856,625
 States and political
 subdivisions.....................        485        487        708        719
 Mortgage backed securities.......     26,775     27,048     34,209     34,248
 Other............................    196,253    224,788    154,792    173,456
                                   ---------- ---------- ---------- ----------
  Total........................... $3,962,894 $4,038,713 $3,021,776 $3,065,048
                                   ========== ========== ========== ==========
Investment Securities Held to
Maturity:
 States and political
 subdivisions..................... $  925,644 $  948,870 $  769,748 $  772,694
 Other............................      4,446      4,446      4,056      4,056
                                   ---------- ---------- ---------- ----------
  Total........................... $  930,090 $  953,316 $  773,804 $  776,750
                                   ========== ========== ========== ==========

  The unrealized gains and losses of securities at December 31 were:

                                           1997                  1996
                                   --------------------- ---------------------
                                   UNREALIZED UNREALIZED UNREALIZED UNREALIZED
                                     GAINS      LOSSES     GAINS      LOSSES
                                   ---------- ---------- ---------- ----------
Investment Securities Available
 for Sale:
 U.S. Treasury and government
  agencies........................  $62,421    $15,412    $30,061     $5,503
 States and political
  subdivisions....................        3          1         11        --
 Mortgage backed securities.......      273        --         121         82
 Other............................   28,831        296     18,955        291
                                    -------    -------    -------     ------
  Total...........................  $91,528    $15,709    $49,148     $5,876
                                    =======    =======    =======     ======
Investment Securities Held to
 Maturity:
 States and political
  subdivisions....................  $23,542    $   316    $ 6,622     $3,676
 Other............................      --         --         --         --
                                    -------    -------    -------     ------
  Total...........................  $23,542    $   316    $ 6,622     $3,676
                                    =======    =======    =======     ======

  The book value and market value of securities by contractual maturity at December 31, 1997 were:

                                                                  INVESTMENT
                                        INVESTMENT SECURITIES     SECURITIES
                                         AVAILABLE FOR SALE    HELD TO MATURITY
                                        --------------------- ------------------
                                        AMORTIZED    MARKET   AMORTIZED  MARKET
                                           COST      VALUE      COST     VALUE
                                        ---------- ---------- --------- --------
   Within one year..................... $1,134,763 $1,150,248 $ 55,900  $ 56,036
   From one through five years.........  2,424,264  2,454,140  225,361   228,737
   From five through ten years.........    293,078    297,751  387,547   398,298
   After ten years.....................    110,789    136,574  261,282   270,245
                                        ---------- ---------- --------  --------
   Total............................... $3,962,894 $4,038,713 $930,090  $953,316
                                        ========== ========== ========  ========

  The gross realized gains and losses amounted to $14,087 and $10,849 in 1997, $22,450 and $7,574 in 1996, and $8,821 and $4,266 in 1995, respectively.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  At December 31, 1997, securities with a value of approximately $878,157 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

  During 1997 and 1996, approximately $218 and $224 million, respectively, of adjustable rate mortgage loans (ARMs) were securitized and transferred to investment securities available for sale. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through government agencies against potential loss. Since inception of the program, approximately $896 million of ARMs have been securitized by M&I and no losses have been incurred. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

7. LOANS AND LEASES

  Loans and Leases at December 31 were:

                                                            1997        1996
                                                         ----------- ----------
   Commercial, financial, and agricultural.............. $ 3,375,519 $2,917,393
   Real estate:
    Construction........................................     402,892    323,420
    Residential mortgage................................   3,782,181  2,176,224
    Commercial mortgage.................................   3,339,592  2,379,156
   Personal.............................................   1,153,003  1,174,186
   Lease financing......................................     489,094    331,505
                                                         ----------- ----------
   Total loans and leases............................... $12,542,281 $9,301,884
                                                         =========== ==========

  The Corporation's lending activities are concentrated primarily in the Midwest. Approximately 3% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $1.9 million in foreign credits at December 31, 1997. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1997, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

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

  An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 1997 is presented below. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

  Loans to Directors & Executive Officers:

   Balance, beginning of year......................................... $137,139
   New loans..........................................................  168,579
   Repayments......................................................... (135,136)
                                                                       --------
   Balance, end of year............................................... $170,582
                                                                       ========

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

  An analysis of the allowance for loan and lease losses follows:

                                                     1997      1996      1995
                                                   --------  --------  --------
   Balance, beginning of year..................... $155,895  $161,430  $153,961
   Allowance of banks acquired....................   42,773       --      2,843
   Provision charged to expense...................   17,253    15,194    16,158
   Loan securitization transfer...................      --       (440)   (2,275)
   Charge-offs....................................  (20,689)  (28,408)  (14,615)
   Recoveries.....................................    7,586     8,119     5,358
                                                   --------  --------  --------
   Balance, end of year........................... $202,818  $155,895  $161,430
                                                   ========  ========  ========

  As of December 31, 1997 and 1996, nonaccrual loans and leases totaled $64,153 and $60,176, respectively.

  At December 31, 1997 and 1996 the Corporation's recorded investment in impaired loans and leases and the related valuation allowance are as follows:

                                              1997                 1996
                                      -------------------- --------------------
                                       RECORDED  VALUATION  RECORDED  VALUATION
                                      INVESTMENT ALLOWANCE INVESTMENT ALLOWANCE
                                      ---------- --------- ---------- ---------
Total Impaired Loans and Leases
 (Nonaccrual and Renegotiated).......  $65,491              $61,995
Loans and Leases Excluded from
 Evaluation under SFAS 114...........  (37,899)             (25,247)
                                       -------              -------
Impaired Loans Evaluated.............  $27,592              $36,748
                                       =======              =======
Valuation Allowance Required.........  $ 5,260    $1,802    $ 6,071    $1,462
No Valuation Allowance Required......   22,332       --      30,677       --
                                       =======    ======    =======    ======
Impaired Loans Evaluated.............  $27,592    $1,802    $36,748    $1,462
                                       =======    ======    =======    ======

  The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $6,137 in 1997 and $16,697 in 1996 against the loan balance outstanding. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

  The average recorded investment in total impaired loans and leases for the years ended December 31, 1997 and 1996 amounted to $63,533 and $71,255, respectively.

  Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $3,605 in 1997, $6,482 in 1996, and $3,594 in 1995. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $6,115 in 1997, $9,809 in 1996, and $8,430 in 1995.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


9. PREMISES AND EQUIPMENT

  The composition of premises and equipment at December 31 was:

                                                                1997     1996
                                                              -------- --------
   Land...................................................... $ 43,462 $ 38,566
   Buildings and leasehold improvements......................  285,452  259,352
   Furniture and equipment...................................  360,323  327,088
                                                              -------- --------
                                                               689,237  625,006
   Less accumulated depreciation.............................  350,419  311,625
                                                              -------- --------
   Total premises and equipment.............................. $338,818 $313,381
                                                              ======== ========

  Depreciation expense was $57,791 in 1997, $52,561 in 1996, and $45,153 in 1995.

  The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $30,476 in 1997, $25,908 in 1996, and $21,702 in 1995, respectively.

  The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 1998 through 2002 are $14,728, $13,308, $8,718, $7,361, and $6,374, respectively.

10. DEPOSITS

  The composition of deposits at December 31 was:

                                                           1997        1996
                                                        ----------- -----------
   Noninterest bearing demand.......................... $ 2,722,757 $ 2,470,882
   Savings and NOW.....................................   5,610,445   4,400,594
   Other time deposits $100 and over...................   1,390,464   1,059,066
   Other time deposits under $100......................   4,632,332   3,021,816
                                                        ----------- -----------
   Total deposits...................................... $14,355,998 $10,952,358
                                                        =========== ===========

  At December 31, 1997, the scheduled maturities for other time deposits were:

        1998............................................. $4,600,896
        1999.............................................    908,136
        2000.............................................    204,322
        2001.............................................    119,306
        2002 and thereafter..............................    190,136
                                                          ----------
                                                          $6,022,796
                                                          ==========

11. SHORT-TERM BORROWINGS

  Short-term borrowings at December 31 were:

                                                             1997       1996
                                                          ---------- ----------
   Funds purchased and security repurchase agreements.... $1,424,359 $1,337,940
   U.S. Treasury demand notes............................    229,245    146,398
   Commercial paper......................................    109,586     14,234
   Current maturities of long-term borrowings............    122,322    284,023
   Other.................................................     17,268     51,954
                                                          ---------- ----------
   Total short-term borrowings........................... $1,902,780 $1,834,549
                                                          ========== ==========

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  Unused lines of credit, primarily to support commercial paper borrowings, were $40,000 at December 31, 1997 and 1996.

  See Selected Statistical Information "Short-Term Borrowings" for additional information relating to funds purchased and security repurchase agreements.

12. LONG-TERM BORROWINGS

  Long-term borrowings at December 31 were:

                                                                1997     1996
                                                              -------- --------
   CORPORATION:
   8.5% convertible subordinated notes due in 1997...........      --  $ 16,819
   6.375% subordinated notes due in 2003..................... $ 99,590   99,531
   Medium-term Series B, C and D notes.......................  103,680  106,050
   7.65% cumulative company-obligated mandatorily redeemable
    capital trust pass-through securities....................  199,063  199,031
   Other.....................................................   15,676   20,619
   SUBSIDIARIES:
   Bank notes................................................      --   129,991
   Borrowings from Federal Home Loan Bank (FHLB)
    Floating rate advances...................................  350,000      --
    Fixed rate advances......................................  101,317      --
   Nonrecourse notes.........................................   27,704   28,825
   9.75% obligation under capital lease due through 2006.....    4,145    4,436
   Other.....................................................   12,323   14,817
                                                              -------- --------
                                                               913,498  620,119
   Less current maturities...................................  122,322  284,023
                                                              -------- --------
   Total long-term borrowings................................ $791,176 $336,096
                                                              ======== ========

  The 8.5% convertible subordinated notes (the "Notes") were convertible at the option of the holder into common stock at a conversion price of $8.75. The holder had the right to exchange common stock, acquired by conversion of the Notes or otherwise, for Series A convertible preferred stock ("Series A"). The holder may own up to 24.9% (computed as the percentage of common shares owned directly or indirectly through conversion privileges) of the Corporation's outstanding common stock and convertible securities, but may not own directly more than 5% of the Corporation's outstanding common stock.

  During 1997, $16,819 of the Notes were converted by the holder into 1,922,114 shares of the Corporation's common stock and in 1996 $16,818 of the Notes were converted into 1,922,114 shares of the Corporation's common stock. The common stock acquired by the conversions of the Notes were exchanged for 168,185 shares in 1997 and 168,185 shares in 1996 of the Corporation's Series A convertible preferred stock. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

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

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  At December 31, 1997, medium-term Series B notes outstanding amounted to $750. Such notes mature in 1998 and have fixed interest rates of 7.15% to 7.30%. There were $28,130 of medium-term Series C notes outstanding at December 31, 1997. The medium-term Series C notes have fixed interest rates of 6.26% to 7.34% and mature at various amounts and times through 2002. No additional borrowings may occur under the Series B or Series C notes. At December 31, 1997, medium-term Series D notes outstanding amounted to $74,800 with fixed interest rates of 6.11% to 6.64%. Series D notes mature at various times and amounts in 1999 through 2002. Approximately $75.2 million of unissued Series D notes are remaining and available to be issued in the future.

  In December 1996, the Corporation formed M&I Capital Trust A (the "Trust") and issued $200 million in liquidation or principal amount of cumulative preferred capital securities. Holders of the capital securities are entitled to receive cumulative cash distributions at an annual rate of 7.65% payable semiannually.

  Concurrently with the issuance of the capital securities, the Trust invested the proceeds, together with the consideration paid by the Corporation for the common interest in the Trust, in junior subordinated deferrable interest debentures ("subordinated debt") issued by the Corporation. The subordinated debt, which represents the sole asset of the Trust, bears interest at an annual rate of 7.65% payable semiannually and matures on December 1, 2026.

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

  The Corporation has the right, subject to certain conditions, to defer payments of interest on the subordinated debt for extension periods, each period not exceeding ten consecutive semiannual periods. As a consequence of the Corporation's extension of the interest payment period, distributions on the capital securities would be deferred. In the event the Corporation exercises its right to extend an interest payment period, the Corporation is prohibited from making dividend or any other equity distributions during such extension period.

  The payment of distributions, liquidation of the Trust or payment upon the redemption of the capital securities are guaranteed by the Corporation.

  The Corporation, as owner of the common interest in the Trust, has the right at any time to terminate the Trust, subject to certain conditions. In circumstances other than maturity or redemption of the subordinated debt, the subordinated debt would be distributed to the holders of the Trust securities on a pro rata basis in liquidation of the holders' interests in the Trust.

  The capital securities qualify as "Tier 1" capital for regulatory capital purposes.

  The bank notes represent unsecured general obligations of the Corporation's banking subsidiaries. Each of the Corporation's banking subsidiaries may issue bank notes with maturities ranging from 30 days to 15 years at a fixed or floating rate up to a maximum of $1.0 billion aggregate principal amount outstanding at any time. The bank notes are offered through certain designated agents and are offered and sold only to institutional investors. The bank notes are not obligations of or guaranteed by the Corporation. The amount outstanding at December 31, 1996 represents the aggregate borrowings of 5 banking subsidiaries which matured at various times in 1997.

  Borrowings from FHLB were assumed in conjunction with the October 1, 1997 Security merger. The floating rate advances mature in increments of $50 million at various times in 1998 through 2001. The interest

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

rate is reset monthly based on the London Interbank Offered Rate (LIBOR). A floating rate advance in the amount of $50 million is callable by FHLB semiannually after November 1997 upon ten days notice. The fixed rate advances have interest rates which range from 5.48% to 8.47% and mature at various times in 1998 through 2012. A portion of the fixed rate advances are subject to periodic principal payments. Fixed rate advances in the amount of $100 million are callable every three months beginning in February 1998 upon five days notice. Under the agreement assumed in the Security merger, the Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The FHLB borrowings may not be prepaid.

  The nonrecourse notes are reported net of prepaid interest and represent borrowings by the leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.81% at December 31, 1997 and are due in installments over varying periods through 2002. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

  Scheduled maturities of long-term borrowings are: $140,275, $188,171, $134,357, and $25,012 for 1999 through 2002, respectively.

13. SHAREHOLDERS' EQUITY

  The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A convertible, with a $100 value per share for conversion purposes. Series A is nonvoting preferred stock. The same cash dividends will be paid on Series A as would have been paid on the common stock exchanged for Series A. Except under limited circumstances, the holder may not sell, transfer or otherwise dispose of stock acquired by conversion, and then, only under prescribed conditions and subject to the Corporation's right of first refusal.

  The holder of the convertible subordinated notes had the option through 1997 to exchange common stock of the Corporation for Series A. If the common stock is acquired by the holder in conversion of the Notes, the exchange ratio was one share of Series A for 11.43 shares of common stock. If acquired otherwise, the exchange ratio is one share of Series A, valued at $100, to the holder's weighted average purchase price per common share. Also, the holder has the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. The Corporation has issued 685,314 shares of its Series A convertible preferred stock in exchange for 7,677,185 shares of common stock.

  The preferred stock is treated as a common stock equivalent in all applicable per share calculations.

  The Corporation has a Stock Repurchase Program. Under the most recent provisions approved by the Corporation's Board of Directors, up to 6 million shares may be repurchased annually. The shares are being acquired to fund the on-going program to deliver or have available shares of common stock for stock option and other employee benefit plans and other corporate needs. In conjunction with the Corporation's Repurchase Program, the Corporation entered into a forward contract and purchased 2.0 million shares of its common stock in late 1996. In August 1997, the Corporation settled the contract by paying the counterparty cash in the amount of $11.9 million. The Corporation purchased 1.2 million shares in 1997 and has cumulatively purchased 19.6 million shares since inception of the program. It is anticipated that the Repurchase Program will be rescinded prior to the merger with Advantage.

  In conjunction with the Security merger, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of Security. At December 31, 1997, 157,821 common shares of M&I Stock were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $6,166 at

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

December 31, 1997 is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets.

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

  At December 31, 1997 and 1996, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the Total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

  The Corporation's risk-based capital and leverage ratios are as follows ($ in millions):

                                         RISK-BASED CAPITAL RATIOS
                              ------------------------------------------------
                                                          AS OF DECEMBER 31,
                              AS OF DECEMBER 31, 1997            1996
                              ------------------------  ----------------------
                                  AMOUNT       RATIO       AMOUNT      RATIO
                              -------------- ---------  ------------ ---------
Tier 1 capital............... $      1,735.5     12.19% $    1,361.9     12.71%
Tier 1 capital adequacy
 minimum requirement.........          569.7      4.00         428.5      4.00
                              -------------- ---------  ------------ ---------
Excess....................... $      1,165.8      8.19% $      933.4      8.71%
                              ============== =========  ============ =========
Total capital................ $      2,013.9     14.14% $    1,596.4     14.90%
Total capital adequacy
 minimum requirement.........        1,139.4      8.00         857.1      8.00
                              -------------- ---------  ------------ ---------
Excess....................... $        874.5      6.14% $      739.3      6.90%
                              ============== =========  ============ =========
Risk-adjusted assets......... $     14,241.9            $   10,713.4
                              ==============            ============
                                              LEVERAGE RATIO
                              ------------------------------------------------
                                                          AS OF DECEMBER 31,
                              AS OF DECEMBER 31, 1997            1996
                              ------------------------  ----------------------
                                  AMOUNT       RATIO       AMOUNT      RATIO
                              -------------- ---------  ------------ ---------
Tier 1 capital to adjusted
 total assets................ $      1,735.5      9.25% $    1,361.9      9.61%
Minimum leverage adequacy
 requirement.................    562.7-937.8 3.00-5.00   425.3-708.8 3.00-5.00
                              -------------- ---------  ------------ ---------
Excess....................... $1,172.8-797.7 6.25-4.25% $936.6-653.1 6.61-4.61%
                              ============== =========  ============ =========
Adjusted average total
 assets...................... $     18,756.0            $   14,175.4
                              ==============            ============

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 1997 and 1996. The following table presents the risk-based capital ratios for the Corporation's significant banking subsidiaries:

                                                         TIER
         SUBSIDIARY                                        1    TOTAL  LEVERAGE
         ----------                                      -----  -----  --------
M&I Marshall & Ilsley Bank
  December 31, 1997..................................... 10.56% 11.85%   7.95%
  December 31, 1996.....................................  9.60  10.75    6.88
M&I Bank of Southern Wisconsin
  December 31, 1997.....................................  9.65  10.90    7.70
  December 31, 1996.....................................  9.45  10.70    8.11

  Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 1997, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $119,776.

14. INCOME TAXES

  Total income tax expense for the years ended December 31, 1997, 1996, and 1995 was allocated as follows:

                                                    1997      1996      1995
                                                  --------  --------  --------
   Income before income taxes.................... $125,107  $109,711  $106,580
   Shareholders' Equity:
    Compensation expense for tax purposes in
     excess of amounts recognized for financial
     reporting purposes..........................  (15,588)   (6,367)   (3,415)
    Unrealized gains on investment securities
     available for sale..........................   11,833     3,552    30,752
                                                  --------  --------  --------
                                                  $121,352  $106,896  $133,917
                                                  ========  ========  ========

  The current and deferred portions of the provision for income taxes were:

                                                      1997     1996      1995
                                                    -------- --------  --------
   Current:
    Federal........................................ $105,074 $ 95,811  $ 91,233
    State..........................................    9,401   13,192    13,900
                                                    -------- --------  --------
                                                     114,475  109,003   105,133
   Deferred:
    Federal........................................    3,846     (167)    1,826
    State..........................................    6,786      875      (379)
                                                    -------- --------  --------
                                                      10,632      708     1,447
                                                    -------- --------  --------
       Total provision for income taxes............ $125,107 $109,711  $106,580
                                                    ======== ========  ========

  The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

                                                    1997      1996      1995
                                                  --------  --------  --------
   Tax computed at statutory rates............... $129,588  $109,599  $104,958
   Increase (decrease) in taxes resulting from:
    Federal tax-exempt income....................  (13,224)   (9,547)   (5,972)
    State income taxes, net of Federal tax
     benefit.....................................   10,521     9,272     9,891
    Other........................................   (1,778)      387    (2,297)
                                                  --------  --------  --------
       Total provision for income taxes.......... $125,107  $109,711  $106,580
                                                  ========  ========  ========

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

  The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                                 1997     1996
                                                               --------  -------
   Deferred tax assets:
    Deferred compensation..................................... $ 28,761  $11,656
    Allowance for loan losses.................................   63,108   47,110
    Accrued postretirement benefits...........................   21,483   18,973
    Other.....................................................   45,486   30,049
                                                               --------  -------
       Total deferred tax assets..............................  158,838  107,788
   Deferred tax liabilities:
    Lease revenue reporting...................................   40,754   25,101
    Deferred expense, net of unearned income..................   19,408   13,446
    Premises and equipment, principally due to depreciation...   17,518   19,691
    Pension funding versus expense............................    5,105      --
    Purchase accounting adjustments...........................   38,729    2,800
    Unrealized gains and losses...............................   27,240   15,407
    Other.....................................................   24,642    8,654
                                                               --------  -------
       Total deferred tax liabilities.........................  173,396   85,099
                                                               --------  -------
       Net deferred tax (liability) asset..................... $(14,558) $22,689
                                                               ========  =======

  The amount of income tax expense related to net securities gains or losses amounted to $1,319, $6,233, and $1,762, in 1997, 1996, and 1995, respectively.

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

  The nonqualified and incentive stock option plans generally provide for the grant of options to purchase shares of the Corporation's common stock for a period of ten years from the date of grant. Options granted generally become exercisable over a period of two years from the date of grant however, options granted to Directors of the Corporation vest immediately and options granted after 1996 provide accelerated or immediate vesting for grants to individuals who meet certain age and years of service criteria at the date of grant.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  Activity relating to nonqualified and incentive stock options was:

                                                                       WEIGHTED-
                                                                        AVERAGE
                                                NUMBER    OPTION PRICE EXERCISE
                                              OF SHARES    PER SHARE     PRICE
                                              ----------  ------------ ---------
   Shares under option at December 31, 1994.   6,306,628  $ 4.02-23.25  $15.00
   Options granted..........................     741,700   20.25-26.19   25.54
   Options lapsed or surrendered............     (32,775)   8.54-22.75   20.82
   Options exercised........................    (858,087)   4.02-22.75   10.66
                                              ----------  ------------  ------
   Shares under option at December 31, 1995.   6,157,466  $ 6.71-26.19  $16.84
   Options granted..........................     837,050   25.63-31.88   31.54
   Options lapsed or surrendered............     (70,038)   8.54-26.19   18.90
   Options exercised........................    (973,434)   6.71-26.19   13.33
                                              ----------  ------------  ------
   Shares under option at December 31, 1996.   5,951,044  $ 7.68-31.88  $19.46
   Options granted and assumed in
    acquisition.............................   1,635,755   11.56-57.00   40.10
   Options lapsed or surrendered............     (32,938)  19.25-31.88   29.02
   Options exercised........................  (1,843,841)   7.68-31.88   13.56
                                              ----------  ------------  ------
   Shares under option at December 31, 1997.   5,710,020  $ 7.68-57.00  $27.22
                                              ==========  ============  ======

  The range of options outstanding at December 31, 1997 were:

                                                                    WEIGHTED-
                                                                     AVERAGE
                                           WEIGHTED-AVERAGE         REMAINING
               NUMBER OF SHARES             EXERCISE PRICE         CONTRACTUAL
 PRICE     --------------------------  --------------------------     LIFE
 RANGE     OUTSTANDING   EXERCISABLE   OUTSTANDING   EXERCISABLE   (IN YEARS)
 -----     -----------   -----------   -----------   -----------   -----------
$ 7-12        735,533       735,533      $10.72        $10.72          2.4
 13-18        966,040       966,040       16.19         16.19          4.0
 19-25      1,584,026     1,584,026       20.79         20.79          6.2
 26-32      1,390,471     1,049,971       29.28         28.45          8.5
Over $32    1,033,950       156,400       56.35         53.28          9.9
            ---------     ---------      ------        ------          ---
            5,710,020     4,491,970      $27.22        $21.07          6.6
            =========     =========      ======        ======          ===

  Options exercisable at December 31, 1996 and 1995 were 4,831,369 and 5,024,041, respectively. The weighted average exercise price for options exercisable was $16.98 at December 31, 1996 and $12.52 at December 31, 1995.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This standard established financial accounting and reporting standards for stock based employee compensation plans.

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

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

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

  Had compensation cost for the Corporation's options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                       1997     1996     1995
                                                     -------- -------- --------
   Net income
     As reported.................................... $245,144 $203,430 $193,299
     Pro forma......................................  239,813  200,983  192,855
   Basic earnings per share
     As reported.................................... $   2.61 $   2.18 $   2.04
     Pro forma......................................     2.55     2.15     2.04
   Diluted earnings per share
     As reported.................................... $   2.42 $   2.03 $   1.90
     Pro forma......................................     2.37     2.01     1.90

  The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period. The fair value of options assumed in the Security merger were included in the determination of total consideration. No compensation cost associated with such options was included in determining pro forma net income in 1997.

  The grant date fair values and assumptions used to determine such value are as follows:

   OPTIONS GRANTED DURING                   1997         1996         1995
   ----------------------                -----------  -----------  -----------
   Weighted-average grant date fair
    value............................... $     14.80  $      8.14  $      6.50
   Assumptions:
     Risk-free interest rates...........   5.75-6.81%   5.48-6.51%   5.66-6.91%
     Expected volatility................ 17.03-18.47% 19.30-20.36% 19.99-20.50%
     Expected term (in years)...........         6.0          6.0          6.0
     Expected dividend yield............        1.42%        2.25%        2.19%

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  Activity relating to the Corporation's Restricted Purchase Rights was:

                                                           DECEMBER 31,
                                                      ------------------------
                                                       1997     1996    1995
                                                      -------  ------  -------
   Restricted stock purchase rights outstanding--
   Beginning of Year................................   15,000   5,000   13,000
   Restricted stock purchase rights granted.........   14,000  19,000   18,000
   Restricted stock purchase rights exercised.......  (18,500) (9,000) (26,000)
                                                      -------  ------  -------
   Restricted stock purchase rights outstanding--End
    of Year.........................................   10,500  15,000    5,000
   Weighted-average grant date market value.........   $54.08  $30.08   $24.05
   Aggregate compensation expense...................   $  474  $  444   $  611

  Restrictions on stock issued pursuant to the exercise of stock purchase rights lapse within a seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

  Shares reserved for the granting of options and stock purchase rights at December 31, 1997 were 4,934,138.

  The Corporation also has a Long-term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 104,750 in 1997, 88,650 in 1996, and 91,700 in 1995. The vesting period is three years from the date the performance units were awarded. At December 31, 1997, based on the performance criteria, without regard to the vesting, approximately $9,030 would be due to the participants under the 1996 and 1997 awards. In addition, the amount payable to participants under the 1995 award which was fully vested, was $4,679 at December 31, 1997.

16. EMPLOYEE RETIREMENT AND HEALTH PLANS

  The Corporation has a defined contribution retirement plan and an incentive savings plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings plan, employee contributions up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation's return on equity as defined by the plan. Total expense relating to these plans was $31,804, $24,410, and $23,883 in 1997, 1996, and
1995, respectively.

  The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $1,567 in 1997, $1,456 in 1996, and $1,023 in 1995.

  Security sponsored a trusteed defined benefit pension plan, and defined contribution ESOP plan for substantially all of its employees. In conjunction with the merger, such plans were terminated for accounting purposes and are in the process of determining final distributions to former participants of the plans. Security also sponsored a defined contribution 401(k) plan that merged with the Corporation's incentive savings plan at December 31, 1997.

  The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 the plan was amended. Employees

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

hired or acquired after September 1, 1997 will be granted access to the Corporation's plan upon retirement however, such retirees must pay 100% of the cost of health care benefits. For active employees employed by the Corporation as of August 31, 1997, participants will contribute 40% of the cost of health care benefits from date of retirement to age 64. At age 65, such participants will contribute 40%-80% of the cost of health care benefits depending on their age on August 31, 1997. For active employees fully eligible for retirement on August 31, 1997, such participants will contribute 40% of the cost of health care benefits upon retirement including post 65 health care benefits which is similar to the provisions of the plan prior to the amendment. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. The plan is not funded.

  The components of the accumulated postretirement benefit obligation (APBO) for retiree health benefits reconciled with the amount recognized in the Corporation's Consolidated Balance Sheets at December 31, were:

                                1997     1996
                               -------  -------
   Accumulated postretirement
    benefit obligation:
     Retirees................  $23,220  $19,770
     Fully eligible active
      plan participants......    9,829    7,474
     Active plan
      participants...........   18,653   16,251
                               -------  -------
                                51,702   43,495
     Unrecognized gain
      (loss).................     (971)   1,323
                               -------  -------
     Accrued postretirement
      benefit cost...........  $50,731  $44,818
                               =======  =======
     Weighted average
      discount rate used in
      determining APBO.......     7.50%    7.50%
                               =======  =======

  Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996, and 1995 includes the following components:

                                                          1997    1996    1995
                                                         ------  ------  ------
   Service cost......................................... $2,794  $3,553  $2,130
   Interest on APBO.....................................  3,158   3,322   3,236
   Net amortization and deferral........................    (89)    146     127
                                                         ------  ------  ------
                                                         $5,863  $7,021  $5,493
                                                         ======  ======  ======
   Assumed health care cost trend.......................    7.5%    9.0%   11.0%
   Ultimate trend.......................................    5.0%    5.0%    5.5%
   Ultimate year........................................   2006    2016    2022

  The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rate of one percentage point would increase the APBO at December 31, 1997 by $7,747 and increase 1997 postretirement benefit expense by $1,227.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Financial instruments with off-balance sheet risk at December 31 were:

                                                             1997       1996
                                                          ---------- ----------
   Financial instruments whose amounts represent credit
    risk:
    Commitments to extend credit:
     To commercial customers............................  $5,007,708 $4,054,140
     To individuals.....................................   1,189,059    937,556
    Standby letters of credit, net of participations....     383,510    309,435
    Commercial letters of credit........................      12,042     14,773
    Mortgage loans sold with recourse...................       3,419      4,199
   Financial instruments whose amounts exceed the amount
    of credit risk:
    Foreign exchange contracts:
     Commitments to purchase foreign exchange...........     418,871    130,718
     Commitments to deliver foreign exchange............     421,575    136,314
     Options written/purchased..........................       5,338      1,000
   Interest risk management instruments:
    Interest rate swaps.................................     625,000    370,000
    Interest rate floors................................      25,000     50,000
    Interest rate cap...................................      25,000        --

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

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

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

  At December 31, 1997, the Corporation's foreign currency position resulting from foreign exchange contracts by major currency was as follows ($000's US):

                                                        COMMITMENTS COMMITMENTS
                                                        TO DELIVER  TO PURCHASE
                                                          FOREIGN     FOREIGN
                                                         EXCHANGE    EXCHANGE
                                                        ----------- -----------
   CURRENCY
   Deutsche Mark.......................................  $121,017    $121,782
   French Franc........................................    59,579      59,294
   English Pound Sterling..............................    37,781      37,620
   Japanese Yen........................................    22,769      22,135
   Canadian Dollar.....................................    71,119      70,509
   Swedish Kronor......................................    29,203      29,202
   Australian Dollar...................................    14,554      14,550
   Spanish Peseta......................................    12,901      12,800
   Italian Lire........................................    11,562      11,491
   New Zealand Dollar..................................    10,417      10,416
   Swiss Franc.........................................    10,036       8,746
   Netherland Guilder..................................     8,775       8,694
   Danish Kronor.......................................     4,978       4,931
   Belgian Francs......................................     3,217       3,174
   All Other...........................................     3,667       3,527
                                                         --------    --------
     Total.............................................  $421,575    $418,871
                                                         ========    ========
   Average Amount of Contracts To Deliver/Purchase
    Foreign Exchange...................................  $468,094    $463,092
                                                         ========    ========

  These amounts do not represent the actual credit or market exposure.

  Interest rate swaps are contractual agreements between counterparties to exchange interest payment streams based on notional principal amounts over a set period of time. Swap agreements normally involve the exchange of fixed and floating rate payment obligations without the exchange of the underlying principal amounts.

  All of the Corporation's interest rate swaps are receive fixed/pay floating standard swaps that are utilized to manage the interest volatility associated with variable rate loans and brokered callable CDs at the Corporation's affiliate banks. At December 31, 1997 the Corporation's interest rate swap portfolio consisted of the following ($ in millions):

                                         REMAINING MATURITY IN YEARS
                          ---------------------------------------------------------
                                                                        OVER
                          0-1 YRS. 1-2 YRS. 2-3 YRS. 3-4 YRS. 4-5 YRS. 5 YRS. TOTAL
                          -------- -------- -------- -------- -------- ------ -----
Notional value..........    $ 75     $210     $ 95     $120     $ 10    $115  $625
Weighted average receive
 rate...................    6.03%    6.22%    6.24%    6.63%    6.50%   6.67% 6.37%
Weighted average pay
 rate (variable)........    5.83%    5.79%    5.81%    5.85%    5.66%   5.65% 5.79%

  The impact on net interest income in 1997 and 1996 was a positive $2.71 million and $1.12 million, respectively.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  Interest caps and floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market rate rises/falls above/below the fixed ceiling or floor or index rate on specified future dates.

  The Corporation uses standard interest rate caps and floors to manage the interest volatility associated with variable rate loans and variable rate borrowings. At December 31, 1997, the Corporation was party to one interest rate floor contract and one interest rate cap contract which are summarized as follows ($ in millions):

                                                      WEIGHTED-AVERAGE
                                           -------------------------------------------------------
                    NOTIONAL               STRIKE                                      REMAINING
      TYPE           AMOUNT                 RATE                 INDEX                TERM (YEARS)
      ----          --------               ------                -----                ------------
      Floor          $25.0                 5.250%                5.906%                   3.98
      Cap             25.0                 6.000                 5.758                    1.76

  No payments were received in 1997 and the effect of amortization of the fee premium was not material.

  The market risk due to potential fluctuations in interest rates is inherent in swap, cap and floor agreements. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from swaps, caps and floors is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 1997 the estimated credit exposure arising from swaps, caps and floors was approximately $7.7 million.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1997 and 1996 are reflected below:

              BALANCE SHEET FINANCIAL INSTRUMENTS ($ IN MILLIONS)

                                                  1997              1996
                                            ----------------- -----------------
                                              BOOK     FAIR     BOOK     FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------- -------- --------
Financial Assets:
  Cash and short-term investments.......... $  926.8 $  926.8 $1,013.6 $1,013.6
  Trading securities.......................     43.6     43.6     39.7     39.7
  Investment securities available for sale.  4,038.7  4,038.7  3,065.0  3,065.0
  Investment securities held to maturity...    930.1    953.3    773.8    776.8
  Net loans................................ 12,339.5 12,662.9  9,146.0  9,330.2
  Interest receivable......................    146.7    146.7     99.1     99.1
  Bank-owned life insurance................     54.9     54.9      --       --
Financial Liabilities:
  Deposits................................. 14,356.0 14,440.1 10,952.4 11,019.3
  Short-term borrowings....................  1,780.5  1,780.5  1,550.5  1,550.5
  Long-term borrowings:
    Convertible debt.......................      --       --      16.8     66.6
    Other long-term borrowings.............    913.5    933.0    603.3    603.4
  Interest payable.........................     93.9     93.9     75.6     75.6

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


  Where readily available, quoted market prices were utilized by the Corporation. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized upon immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the entire Corporation.

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

 Bank-owned Life Insurance

  The fair value of the bank-owned life insurance is represented by the cash surrender value as of December 31.

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

 Borrowings

  Short-term borrowings are carried at cost which approximates fair value. The Corporation had convertible debt in 1996 (see Note 12) for which fair value was considered to be the current market value of the shares that would be issued in a full conversion. Other long-term debt was generally valued using a discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements or, if not readily available, based on a build up approach similar to that used for loans and deposits. Long-term borrowings include their related current maturities.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


            OFF-BALANCE SHEET FINANCIAL INSTRUMENTS ($ IN MILLIONS)

  Fair values of loan commitments and letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31.

                                                                       1997 1996
                                                                       ---- ----
   Loan commitments................................................... $0.7 $1.7
   Letters of credit..................................................  2.2  2.4

  Foreign exchange contracts are carried at market value (U.S. dollar equivalent of the underlying contract). The fair value of options written/purchased are based on the market value of the premium paid as of the reporting date.

                                                                   1997   1996
                                                                  ------ ------
   Commitments to purchase foreign exchange...................... $418.9 $130.7
   Commitments to deliver foreign exchange.......................  421.6  136.3
   Options written/purchased.....................................    0.0    0.0

  Interest rate swaps, caps and floors are assigned a value based on a discounted cash flow analysis utilizing the forward yield curve.

                                                                       1997 1996
                                                                       ---- ----
   Interest rate swaps................................................ $4.0 $2.2
   Interest rate floors...............................................  0.2  0.4
   Interest rate caps.................................................  0.1  --

  See Note 17 for additional information on off-balance sheet financial instruments.

19. BUSINESS SEGMENTS

  The following table reflects certain information regarding our banking and data processing businesses:

                                                       ADJUSTMENTS
                                               DATA        AND
                                  BANKING   PROCESSING ELIMINATIONS CONSOLIDATED
                                ----------- ---------- ------------ ------------
1997
Revenue from:
 Unaffiliated customers........ $ 1,398,682  $343,846         --    $ 1,742,528
 Affiliated customers..........       8,110    77,692    $(85,802)          --
                                -----------  --------    --------   -----------
Total revenue.................. $ 1,406,792  $421,538    $(85,802)  $ 1,742,528
                                ===========  ========    ========   ===========
Operating profit............... $   317,371  $ 52,880         --    $   370,251
                                ===========  ========    ========   ===========
Identifiable assets............ $19,211,328  $314,035    $(47,911)  $19,477,452
                                ===========  ========    ========   ===========
Net capital expenditures....... $    30,470  $ 36,576         --    $    67,046
                                ===========  ========    ========   ===========

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)


                                                       ADJUSTMENTS
                                               DATA        AND
                                  BANKING   PROCESSING ELIMINATIONS CONSOLIDATED
                                ----------- ---------- ------------ ------------
1996
Revenue from:
 Unaffiliated customers........ $ 1,206,230  $268,526         --    $ 1,474,756
 Affiliated customers..........       7,945    77,100    $(85,045)          --
                                -----------  --------    --------   -----------
Total revenue.................. $ 1,214,175  $345,626    $(85,045)  $ 1,474,756
                                ===========  ========    ========   ===========
Operating profit............... $   286,006  $ 27,135         --    $   313,141
                                ===========  ========    ========   ===========
Identifiable assets............ $14,537,602  $274,926    $(49,215)  $14,763,313
                                ===========  ========    ========   ===========
Net capital expenditures....... $    11,850  $ 38,822         --    $    50,672
                                ===========  ========    ========   ===========
1995
Revenue from:
 Unaffiliated customers........ $ 1,134,928  $213,914         --    $ 1,348,842
 Affiliated customers..........       8,388    70,946    $(79,334)          --
                                -----------  --------    --------   -----------
Total revenue.................. $ 1,143,316  $284,860    $(79,334)  $ 1,348,842
                                ===========  ========    ========   ===========
Operating profit............... $   264,996  $ 34,883          --   $   299,879
                                ===========  ========    ========   ===========
Identifiable assets............ $13,166,362  $242,695    $(65,960)  $13,343,097
                                ===========  ========    ========   ===========
Net capital expenditures....... $     6,859  $ 33,022         --    $    39,881
                                ===========  ========    ========   ===========

  Our banking operations provide traditional banking products along with trust, mortgage banking, leasing, and venture capital services. M&I Data Services, a division of the Parent Corporation, along with three other nonbank subsidiaries (collectively "Data Services"), provides data processing, software, and other related services to both affiliated and unaffiliated customers.

  Revenues from affiliated customers are charged at rates available to and transacted with unaffiliated customers.

  Operating profit is pretax net income. The 1996 operating profit for the banking services segment includes the $2.7 million special assessment associated with SAIF deposits enacted into law in September 1996. The 1996 operating profit of Data Services includes the $12.1 million expense for acquired in-process research and development as discussed in Note 3. Net depreciation and amortization expense for the banking services business, excluding amortization affecting net interest income, amounted to $35,866, $27,060, and $28,051 in 1997, 1996, and 1995, respectively, and for Data
Services amounted to $62,231 in 1997, $50,201 in 1996, and $38,978 in 1995.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

20. CONDENSED FINANCIAL INFORMATION--PARENT CORPORATION ONLY

                            CONDENSED BALANCE SHEETS
                                  DECEMBER 31

                                                             1997       1996
                                                          ---------- ----------
   ASSETS
   Cash and cash equivalents............................. $   51,566 $   74,432
   Data processing services receivables..................     88,969     65,838
   Indebtedness of nonbank affiliates....................    275,786    184,050
   Investments in affiliates:
     Banks...............................................  1,720,650  1,025,127
     Nonbanks............................................    233,048    220,993
   Premises and equipment, net...........................    124,502    120,826
   Other assets..........................................    144,720    177,340
                                                          ---------- ----------
       Total assets...................................... $2,639,241 $1,868,606
                                                          ========== ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Commercial paper issued............................... $  109,586 $   14,234
   Other liabilities.....................................    185,388    144,926
   Long-term borrowings:
     7.65% Junior Subordinated Deferrable Interest
      Debentures due to M&I Capital Trust A..............    205,249    205,217
     Other...............................................    218,947    243,019
                                                          ---------- ----------
       Total Long-term borrowings........................    424,196    448,236
                                                          ---------- ----------
       Total liabilities.................................    719,170    607,396
   Shareholders' equity..................................  1,920,071  1,261,210
                                                          ---------- ----------
       Total liabilities and shareholders' equity........ $2,639,241 $1,868,606
                                                          ========== ==========

  Scheduled maturities of long-term borrowings are $9,996 in 1998, $30,991 in 1999, $22,863 in 2000, $31,924 in 2001, and $23,460 in 2002. See Note 12 for a
description of the junior subordinated debt due to M&I Capital Trust A.

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

                         CONDENSED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31

                                                     1997      1996      1995
                                                   --------  --------  --------
INCOME
Cash dividends:
  Bank affiliates................................. $246,795  $217,050  $141,928
  Nonbank affiliates..............................   37,034    11,687    11,624
Interest from affiliates..........................   16,406    12,959    10,491
Data processing income............................  406,594   335,127   284,141
Service fees and other............................   51,107    36,988    37,322
                                                   --------  --------  --------
    Total income..................................  757,936   613,811   485,506
EXPENSE
Interest..........................................   33,416    23,016    26,851
Salaries and employee benefits....................  237,647   180,574   151,519
Administrative and general........................  170,823   151,380   122,276
                                                   --------  --------  --------
    Total expense.................................  441,886   354,970   300,646
Income before income taxes and equity in
 undistributed net income of affiliates...........  316,050   258,841   184,860
Provision for income taxes........................   10,045    11,101     9,549
                                                   --------  --------  --------
Income before equity in undistributed net income
 of affiliates....................................  306,005   247,740   175,311
Equity in undistributed net income of affiliates,
 net of dividends paid:
  Banks...........................................  (55,789)  (58,481)    5,755
  Nonbanks........................................   (5,072)   14,171    12,233
                                                   --------  --------  --------
    NET INCOME.................................... $245,144  $203,430  $193,299
                                                   ========  ========  ========

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31

                                               1997       1996        1995
                                             ---------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................. $ 245,144  $ 203,430  $   193,299
Noncash items included in income:
 Equity in undistributed net income of
  affiliates................................    60,861     44,310      (17,988)
 Depreciation and amortization..............    62,789     51,407       42,264
 Other......................................    (3,698)    14,058       10,372
                                             ---------  ---------  -----------
Net cash provided by operating activities...   365,096    313,205      227,947
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increases in indebtedness of affiliates....  (822,662)  (140,684)    (256,220)
 Decreases in indebtedness of affiliates....   730,926    135,324      228,251
 Increases in investments in affiliates.....       (24)   (27,756)        (215)
 Net capital expenditures...................   (20,212)   (36,897)     (33,755)
 Acquisition of Security Capital
  Corporation...............................  (259,462)       --           --
 Other......................................    18,535    (74,519)     (11,298)
                                             ---------  ---------  -----------
Net cash used in investing activities.......  (352,899)  (144,532)     (73,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid.............................   (77,975)   (69,878)     (62,985)
 Proceeds from issuance of commercial paper.   455,726    641,754    1,406,388
 Principal payments on commercial paper.....  (360,374)  (669,091)  (1,439,343)
 Proceeds from issuance of long-term debt...   101,131    197,628          --
 Payments on long-term debt.................  (114,414)   (72,417)     (17,619)
 Purchase of common stock...................   (62,493)  (172,023)     (61,104)
 Proceeds from exercise of stock options....    23,336     12,908        9,079
 Other......................................       --         189          406
                                             ---------  ---------  -----------
Net cash used in financing activities.......   (35,063)  (130,930)    (165,178)
                                             ---------  ---------  -----------
Net increase (decrease) in cash and cash
 equivalents................................   (22,866)    37,743      (10,468)
Cash and cash equivalents, beginning of
 year.......................................    74,432     36,689       47,157
                                             ---------  ---------  -----------
Cash and cash equivalents, end of year...... $  51,566  $  74,432  $    36,689
                                             =========  =========  ===========

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          DECEMBER 31, 1997, 1996 AND 1995 ($000'S EXCEPT SHARE DATA)

  Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 1997 and 1996.

                                                       QUARTER ENDED
                                            -----------------------------------
                                            DEC. 31  SEPT. 30 JUNE 30  MARCH 31
                                            -------- -------- -------- --------
1997
Total Interest Income...................... $343,884 $274,583 $267,280 $257,923
Net Interest Income........................  165,647  135,518  133,240  129,642
Provision for Loan Losses..................    4,378    4,258    4,306    4,311
Income before Income Taxes.................  109,774   93,324   84,994   82,159
Net Income.................................   71,859   61,864   56,622   54,799
Net Income Per Share:*
 Basic..................................... $   0.69 $   0.68 $   0.62 $   0.61
 Diluted...................................     0.65     0.63     0.58     0.56
1996
Total Interest Income...................... $255,355 $246,625 $236,027 $233,429
Net Interest Income........................  132,898  126,251  123,933  122,637
Provision for Loan Losses..................    4,086    3,983    3,548    3,577
Income before Income Taxes.................   96,459   67,298   76,800   72,584
Net Income.................................   61,869   45,038   50,368   46,155
Net Income Per Share:*
 Basic..................................... $   0.67 $   0.48 $   0.53 $   0.49
 Diluted...................................     0.62     0.45     0.50     0.46

                                                1997   1996   1995  1994  1993
                                               ------ ------ ------ ----- -----
COMMON DIVIDENDS DECLARED
First Quarter................................. $0.185 $0.165 $0.150 $0.14 $0.12
Second Quarter................................  0.200  0.185  0.165  0.15  0.14
Third Quarter.................................  0.200  0.185  0.165  0.15  0.14
Fourth Quarter................................  0.200  0.185  0.165  0.15  0.14
                                               ------ ------ ------ ----- -----
                                               $0.785 $0.720 $0.645 $0.59 $0.54
                                               ====== ====== ====== ===== =====

--------
*  May not add due to rounding

                             PRICE RANGE OF STOCK
                             (LOW AND HIGH CLOSE)

                                       1997    1996    1995     1994     1993
                                     -------- ------- ------- -------- ---------
First Quarter
 Low................................ $32 3/4  $24 5/8 $18 1/8 $20      $21 1/16
 High...............................  40 1/4   26 1/4  21 3/4  23 3/4   23 5/16
Second Quarter
 Low................................  35 1/16  24 7/8  19 7/8  19 1/4   22 15/16
 High...............................  42 1/2   28 1/8  22 3/4  22 1/4   25 3/4
Third Quarter
 Low................................  40 7/8   25 1/2  22 1/8  19 5/8   21 1/4
 High...............................  52 5/8   30 1/8  26 1/4  21 3/4   25
Fourth Quarter
 Low................................  50 1/16  30      24      18       21 3/4
 High...............................  62 1/8   35 3/8  26 3/8  20 9/16  24 1/4

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Marshall & Ilsley
Corporation:

  We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Milwaukee, Wisconsin,
January 30, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998, except for information as to executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1.  Financial Statements

      Consolidated Financial Statements:
              Balance Sheets--December 31, 1997 and 1996
              Statements of Income--years ended December 31, 1997, 1996, and
              1995
              Statements of Cash Flows--years ended December 31, 1997, 1996, and 1995
              Statements of Shareholders' Equity--years ended December 31, 1997, 1996 and 1995
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

    2. Financial Statement Schedules

      All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

    3.Exhibits

      See Index to Exhibits of this Form 10-K which is incorporated herein by reference.

  (b)  Reports on Form 8-K

   DATE OF REPORT                         ITEMS REPORTED
   --------------                         --------------
   October 1, 1997  Items 2, 7 - M&I reported the acquisition of Security
                    Capital Corporation for approximately 12.3 million shares
                    of M&I Common Stock and $376.3 million in cash.
                    The following financial statements were filed as part of
                    such Report:
                    Unaudited Pro Forma Condensed Balance Sheet as of June 30,
                    1997;
                    Unaudited Pro Forma Condensed Statement of Income for the
                     twelve months ended December 31, 1996;
                    Unaudited Pro Forma Condensed Statement of Income for the
                     six months ended June 30, 1997;
                    Audited Consolidated Statement of Financial Condition of
                     Security as of June 30, 1997;
                    Audited Consolidated Statement of Income of Security for
                     the year ended
                     June 30, 1997; and
                    Audited Consolidated Statement of Cash Flows of Security
                     for the year ended June 30, 1997.
   November 3, 1997 Items 5, 7 - M&I reported that M&I and Advantage Bancorp,
                    Inc. had entered into an Agreement and Plan of Merger
                    providing for the merger of Advantage with and into M&I.

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

                                          Date: February 26, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        /s/ J. B. Wigdale              Chairman of the         Date: February
-------------------------------------   Board and a               26, 1998
            J. B. Wigdale               Director (Chief
                                        Executive
                                        Officer)

     /s/ G. H. Gunnlaugsson            Executive Vice          Date: February
-------------------------------------   President and a           26, 1998
         G. H. Gunnlaugsson             Director (Chief
                                        Financial
                                        Officer)

      /s/ P. R. Justiliano             Senior Vice             Date: February
-------------------------------------   President and             26, 1998
          P. R. Justiliano              Corporate
                                        Controller
                                        (Principal
                                        Accounting
                                        Officer)


Directors: Richard A. Abdoo, Oscar C. Boldt, J.P. Bolduc, Wendell F. Bueche,
           Jon F. Chait, Glenn A. Francke, G. H. Gunnlaugsson, Burleigh E. Jacobs, Jack F. Kellner, James F. Kress, D. J. Kuester, Katharine
           C. Lyall, Don R. O'Hare, Peter M. Platten, III, J.A. Puelicher, Robert A. Schaefer, Stuart W. Tisdale J. B. Wigdale, James O. Wright and Gus A. Zuehlke.


        /s/ M. A. Hatfield
By___________________________________
            M. A. Hatfield
         As Attorney-in-Fact*
                                                        Date: February 26, 1998

--------
* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                         MARSHALL & ILSLEY CORPORATION

                               INDEX TO EXHIBITS
                                 (ITEM 14(A)3)

 ITEM
 (2)(a)
    Agreement and Plan of Merger dated as of March 14, 1997, between M&I and Security Capital Corporation, incorporated by reference to M&I's Current Report on Form 8-K dated March 14, 1997, SEC File No. 0-1220

(b) Agreement and Plan of Merger dated as of November 3, 1997, between M&I and Advantage Bancorp, Inc., incorporated by reference to M&I's Current Report on Form 8-K dated November 3, 1997, SEC File No. 0-1220

 (3)(a)
    Restated Articles of Incorporation, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, SEC File No. 0-1220

(b) By-laws, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 0-1220

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

(i) Designation of Rights and Preferences of holders of Series A Preferred Stock, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

(j) Amended and Restated Declaration of Trust dated as of December 9, 1996 among Marshall & Ilsley Corporation, as Sponsor, The Chase Manhattan Bank, as Institutional Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Regular Trustees identified thereon, and the holders from time to time of undivided interests in the assets of the Trust, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC File No. 333-19809

 ITEM
(k) Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

(l) First Supplemental Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

(m) Form of Capital Security Certificate for M&I Capital Trust A, included as Exhibit A-2 to Exhibit 4(k)

(n) Capital Securities Guarantee Agreement, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

(o) Registration Rights Agreement dated December 2, 1996, by and among Marshall & Ilsley Corporation, M&I Capital Trust A and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

(p) Form of Subordinated Debt Security, included as part of Exhibit 4(m)

(10)(a)
    1983 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

(b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

(c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 0-1220*

(d) Consulting Agreement and Supplemental Retirement Plan dated as of October 1, 1986 between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

(e) Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of August 13, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

(f) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

(g) 1986 Non-Qualified Stock Option Plan of M&I and related Stock Option Agreement between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

(h) Form of employment agreements, dated November 5, 1990, between M&I and Messrs. Gunnlaugsson, Kuester, Strelow and Wigdale incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

(i) Employment agreement, dated November 5, 1990, between M&I and Mr. Michael A. Hatfield incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

(j)
    Restricted Stock Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

 ITEM
(k) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

(l) Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

(m) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

(n) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

(o) Supplemental Retirement Agreement dated December 10, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, SEC File No. 0-1220*

(p) Amendment to Supplemental Retirement Agreement dated December 16, 1993, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

(q) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 0-1220.*

(r) Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I's Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 0-1220*

(s) Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53897)*

(t) Valley Bancorporation 1992 Incentive Stock Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1992 Annual Meeting of Shareholders (the "Valley 1992 Proxy Statement")*

(u) Valley Bancorporation 1992 Outside Directors' Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*

(v) Valley Bancorporation 1988 Nonqualified Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1988 Annual Meeting of Shareholders*

(w) Valley Bancorporation 1986 Amended and Restated Stock Option Plan, incorporated by reference to Valley Bancorporation's Proxy Statement for the 1987 Annual Meeting of Shareholders*

(x) Employment agreement between M&I and Mr. Peter M. Platten, III, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

(y) Letter agreement dated January 25, 1994 between Valley Bancorporation and Mr. Peter M. Platten, III, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 0-1220*

(z)
    Employment agreement, dated as of December 14, 1995, between M&I and Ms. Patricia R. Justiliano, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 0-1220*

 ITEM
(aa)Marshall & Ilsley Corporation 1997 Executive Stock Option and
    Restricted Stock Plan, incorporated by reference to M&I's Proxy Statement for the 1997 Annual Meeting of Shareholders, SEC File No. 0-1220*

(bb)Marshall & Ilsley Corporation Executive Deferred Compensation Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

(cc)Deferred Compensation Trust II between Marshall & Ilsley Corporation and Marshall & Ilsley Trust Company, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

(dd)Marshall & Ilsley Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to M&I's Proxy Statement for the 1997 Annual Meeting of Shareholders, SEC File No. 0-1220*

(ee)Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

(ff)Security Capital Corporation 1993 Incentive Stock Option Plan, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 333-36909)*

(gg)Security Bank S.S.B. Deferred Compensation Plans for Key Executive Officers and Directors, incorporated by reference to Security Capital Corporation's Registration Statement on Form S-1 (Reg. No. 33-68982)*

(hh)Security Bank S.S.B. Supplemental Pension Plan, incorporated by reference to Security Capital Corporation's Registration Statement on Form S-1 (Reg. No. 33-68982)*

(ii)Directors Deferred Compensation Plan, incorporated by reference to M&I's Proxy Statement for the 1998 Annual Meeting of Shareholders, SEC File No. 0-1220*

(jj)Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan for Executives, as amended*

(kk)Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of December 11, 1997, between M&I and Mr. J.A. Puelicher*

(ll)Employment agreement, dated December 11, 1997, between M&I and Mr.
    Delgadillo*

(mm)Employment agreement, dated December 11, 1997, between M&I and Mr. D.W. Layden, Jr.*

(nn)Employment agreement, dated November 5, 1990, between M&I and Mr. D.R.
    Jones*

(oo)Amendment to Employment Agreement dated April 3, 1995, between M&I and Mr. D.R. Jones*

(pp)Employment Agreement, dated June 12, 1997, between M&I and Mr. T.M.
    Bolger*

(qq)Employment Agreement, dated October 16, 1997, between M&I and Mr. D.H.
    Wilson*

(11)Computation of Net Income Per Common Share

(12)Computation of Ratio of Earnings to Fixed Charges

(21)Subsidiaries

(23)Consent of Arthur Andersen LLP

(24)Powers of Attorney

(27)Financial Data Schedule

  M&I will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.
--------
   *Management contract or compensatory plan or arrangement.