Form 10-Q
period 1998-03-31
MARSHALL & ILSLEY CORP/WI/
filed 1998-05-15
CIK 62741

                            FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998
               ---------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                       April 30, 1998
            -----                                      -----------------
Common Stock, $1.00 Par Value                             105,855,245

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                                     March 31,    December 31,   March 31,
Assets                                                  1998          1997          1997
------                                          ------------------------------------------
Cash and cash equivalents:
  Cash and due from banks                       $     702,579 $     800,120 $     683,073
  Federal funds sold and
    security resale agreements                         85,301        26,880       108,776
  Money market funds                                   74,845        62,787        56,376
                                                  ------------  ------------  ------------
Total cash and cash equivalents                       862,725       889,787       848,225

Trading securities                                     39,080        43,644        42,076
Other short-term investments                           47,035        37,008        48,139
Investment securities available for sale at
  market value                                      4,088,984     4,038,713     2,977,094
Investment securities held to maturity,
  market value $1,006,107 ($953,316 December 31,
  and $813,497 March 31, 1997)                        983,574       930,090       812,122
                                                  ------------  ------------  ------------
Total investment securities                         5,072,558     4,968,803     3,789,216

Loans and leases                                   12,638,369    12,542,281     9,576,716
  Less: Allowance for loan and lease losses           210,307       202,818       154,599
                                                  ------------  ------------  ------------
Net loans and leases                               12,428,062    12,339,463     9,422,117

Premises and equipment, net                           343,423       338,818       318,092
Accrued interest and other assets                     860,011       859,929       422,351
                                                  ------------  ------------  ------------
Total Assets                                    $  19,652,894 $  19,477,452 $  14,890,216
                                                  ============  ============  ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                           $   2,601,390 $   2,722,757 $   2,261,330
  Interest bearing                                 11,651,478    11,633,241     8,574,325
                                                  ------------  ------------  ------------
Total deposits                                     14,252,868    14,355,998    10,835,655
Funds purchased and security
    repurchase agreements                           1,887,393     1,424,359     1,656,974
Other short-term borrowings                           277,899       478,421       401,598
Accrued expenses and other liabilities                479,332       507,427       367,776
Long-term borrowings                                  787,141       791,176       348,042
                                                  ------------  ------------  ------------
Total liabilities                                  17,684,633    17,557,381    13,610,045

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 685,314 shares issued                685           685           685
  Common stock, $1.00 par value; 109,302,590
    shares issued (99,494,335 at March 31, 1997)      109,303       109,303        99,494
  Additional paid-in capital                          604,963       608,087       209,855
  Retained earnings                                 1,427,383     1,376,336     1,246,450
  Less: Treasury common stock, at cost;
        7,522,162 shares (7,765,169 December 31,
        and 10,846,046 March 31, 1997)                211,312       215,787       286,186
        Deferred compensation                           7,443         7,132         1,170
  Net unrealized gains on securities
    available for sale, net of related taxes           44,682        48,579        11,043
                                                  ------------  ------------  ------------
Total shareholders' equity                          1,968,261     1,920,071     1,280,171
                                                  ------------  ------------  ------------
Total Liabilities and
  Shareholders' Equity                          $  19,652,894 $  19,477,452 $  14,890,216
                                                  ============  ============  ============


See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                               Three Months Ended March 31,
                                             ------------------------------
Interest income                                    1998            1997
---------------                              ------------------------------
  Loans                                      $     253,406   $     194,946
  Investment securities:
    Taxable                                         66,725          50,091
    Exempt from Federal income taxes                12,268          10,008
  Trading securities                                   488             483
  Short-term investments                             2,020           2,395
                                               ------------    ------------
Total interest income                              334,907         257,923

Interest expense
----------------
  Deposits                                         134,302          94,309
  Short-term borrowings                             29,896          23,823
  Long-term borrowings                              14,072          10,149
                                               ------------    ------------
Total interest expense                             178,270         128,281
                                               ------------    ------------
Net interest income                                156,637         129,642
Provision for loan and lease losses                  4,705           4,311
                                               ------------    ------------
Net interest income after
  provision for loan and lease losses              151,932         125,331

Other income
------------
  Data processing services                          96,838          80,140
  Trust services                                    21,464          18,931
  Other customer services                           36,242          29,557
  Net securities gains                               6,375             803
  Other                                             15,331           8,164
                                               ------------    ------------
Total other income                                 176,250         137,595

Other expense
-------------
  Salaries and employee benefits                   123,669         105,382
  Net occupancy                                     10,955          10,130
  Equipment                                         24,332          20,864
  Software expenses                                  5,199           4,572
  Payments to regulatory agencies                    1,065             601
  Processing charges                                 5,996           5,770
  Supplies and printing                              4,372           4,115
  Professional services                              4,417           4,126
  Other                                             34,245          25,207
                                               ------------    ------------
Total other expense                                214,250         180,767
                                               ------------    ------------
Income before income taxes                         113,932          82,159
Provision for income taxes                          41,001          27,360
                                               ------------    ------------
Net income                                   $      72,931   $      54,799
                                               ============    ============

Net income per common share
---------------------------
  Basic                                      $        0.70   $        0.61
  Diluted                                             0.66            0.56

Dividends paid per common share              $       0.200   $       0.185


Weighted average common shares outstanding:
  Basic                                            101,587          88,691
  Diluted                                          111,121          98,290

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                Three Months Ended March 31
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------
Net Cash Provided by Operating Activities    $      89,275   $      57,872

Cash Flows From Investing Activities:
-------------------------------------
  Net (increase)decrease in securities with
    maturities of three months or less             (10,050)          2,500
  Proceeds from sales of securities
    available for sale                               6,076          80,207
  Proceeds from maturities of longer
    term securities                                322,951         155,923
  Purchases of longer term securities             (317,593)       (216,703)
  Net increase in loans                           (243,116)       (284,630)
  Purchases of assets to be leased                 (51,039)        (52,542)
  Principal payments on lease receivables           56,730          39,622
  Fixed asset purchases, net                       (19,288)        (14,445)
  Other                                              5,321           2,004
                                               ------------    ------------
    Net cash used in
       investing activities                       (250,008)       (288,064)
                                               ------------    ------------
Cash Flows From Financing Activities:
-------------------------------------
  Net decrease in deposits                        (103,129)       (116,703)
  Proceeds from issuance of commercial paper       302,922          79,743
  Payments for maturity of commercial paper       (299,210)        (81,036)
  Net increase in other short-term
    borrowings                                     308,007         374,325
  Proceeds from issuance of long-term debt           2,844           8,916
  Payments of long-term debt                       (56,250)       (125,369)
  Dividends paid                                   (21,885)        (17,516)
  Purchases of treasury stock                       (4,577)        (22,190)
  Other                                              4,949          10,323
                                               ------------    ------------
    Net cash provided by financing
       activities                                  133,671         110,493
                                               ------------    ------------
Net decrease in cash and cash equivalents          (27,062)       (119,699)

Cash and cash equivalents, beginning of year       889,787         967,924
                                               ------------    ------------
Cash and cash equivalents, end of period     $     862,725   $     848,225
                                               ============    ============
Supplemental cash flow information:
-----------------------------------
  Cash paid (received) during the period for:
    Interest                                 $     177,239   $     123,467
    Income taxes                                    (3,430)          8,914

See notes to financial statements.

                            MARSHALL & ILSLEY CORPORATION
                            Notes to Financial Statements

                           March 31, 1998 & 1997 (Unaudited)


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1997 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1997 consolidated financial statements and analyses have been reclassified to conform with the 1998 presentation.


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


3. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):
                                                 Period Ending March 31, 1998
                                              ---------------------------------
                                                                          Per
                                                 Income    Average Share  Share
                                               (Numerator) (Denominator) Amount
                                              ---------------------------------
Net Income                                    $  72,931
Convertible Preferred Dividends                  (1,535)
                                               ---------
Basic Earnings Per Share
     Income Available to Common Shareholders  $  71,396      101,587    $ 0.70

Effect of Dilutive Securtities
    Convertible Preferred Stock                   1,535        7,677
    Stock Option and Restricted Stock Plans         --         1,857
                                               --------- -----------
Diluted Earnings Per Share
    Income Available to Common Shareholders
        Plus Assumed Conversions              $  72,931      111,121    $ 0.66



                                                 Period Ending March 31, 1997
                                              ---------------------------------
                                                                          Per
                                                 Income    Average Share  Share
                                               (Numerator) (Denominator) Amount
                                              ---------------------------------
Net Income                                    $  54,799
Convertible Preferred Dividends                  (1,065)
                                               ---------
Basic Earnings Per Share
     Income Available to Common Shareholders  $  53,734       88,691    $ 0.61

Effect of Dilutive Securtities
    Convertible Preferred Stock                   1,065        5,776
    8.5% Convertible Debt                           232        1,901
    Stock Options, Restricted Stock and
       Performance Plans                             --        1,709
    Forward Repurchase Contract                      --          213
                                               --------- -----------
Diluted Earnings Per Share
    Income Available to Common Shareholders
        Plus Assumed Conversions              $  55,031       98,290    $ 0.56

                           MARSHALL & ILSLEY CORPORATION
                       Notes to Financial Statements - Continued

                          March 31, 1998 & 1997 (Unaudited)


4. Investment securities, by type, held by the Corporation are as follows ($000's):
                                         March 31,   December 31,  March 31,
                                            1998         1997         1997
                                       ---------------------------------------
   Investment securities available for sale:
      U.S. treasury and
        government agencies            $  3,814,382 $  3,786,390 $  2,830,401
      State and political subdivisions          224          487          717
      Other                                 274,378      251,836      145,976
                                       ---------------------------------------
   Investment securities
      available for sale                  4,088,984    4,038,713    2,977,094

   Investment securities held to maturity:
      State and political subdivisions      979,153      925,644      808,072
      Other                                   4,421        4,446        4,050
                                       ---------------------------------------
   Investment securities
      held to maturity                      983,574      930,090      812,122
                                       ---------------------------------------
    Total investment securities        $  5,072,558 $  4,968,803 $  3,789,216
                                       =======================================

5.   The Corporation's loan portfolio consists of the following ($000's):

                                          March 31,   December 31,  March 31,
                                             1998         1997         1997
                                        ---------------------------------------
   Commercial, financial & agricultural $  3,569,977 $  3,375,519 $  3,056,559
   Real estate:
      Construction                           395,806      402,892      315,401
      Residential Mortgage                 3,638,424    3,782,181    2,245,344
      Commercial Mortgage                  3,410,293    3,339,592    2,461,223
                                        ---------------------------------------
   Total real estate                       7,444,523    7,524,665    5,021,968
   Personal                                1,131,607    1,153,003    1,144,859
   Lease financing                           492,262      489,094      353,330
                                        ---------------------------------------
                                        $ 12,638,369 $ 12,542,281 $  9,576,716
                                        =======================================


6.   The Corporation's deposit liabilities consists of the following ($000's):

                                          March 31,   December 31,  March 31,
                                             1998         1997         1997
                                        ---------------------------------------
   Noninterest bearing demand           $  2,601,390 $  2,722,757 $  2,261,330

   Savings and NOW                         5,822,897    5,610,445    4,374,810
   Other time deposits $100 and over       1,468,529    1,390,464    1,188,661
   Other time deposits under $100          4,360,052    4,632,332    3,010,854
                                        ---------------------------------------
                                        $ 14,252,868 $ 14,355,998 $ 10,835,655
                                        =======================================


7. On March 31, 1997, $16.8 million of the Corporation's 8.5% convertible subordinated notes were converted by the holder into 1,922,114 shares of the Corporation's common stock. The common stock acquired by conversion of the notes was exchanged for 168,185 shares of the Corporation's Series A convertible preferred stock. This is a noncash transaction for purposes of the Consolidated Statements of Cash Flows.

                           MARSHALL & ILSLEY CORPORATION
                       Notes to Financial Statements - Continued

                          March 31, 1998 & 1997 (Unaudited)


8.   Comprehensive Income

     On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity. The standard permits the statement of changes in shareholders' equity to be used to satisfy its requirements and requires companies to report comparative totals for comprehensive income in interim reports. The following table presents the Corporation's comprehensive income ($000's):

                                                     Three Months Ended
                                            ----------------------------------
                                               March 31,            March 31,
                                                 1998                 1997
                                            -------------        -------------
     Net income                            $     72,931         $     54,799

     Other comprehensive income

       Net change in unrealized securities
        gains (losses), net                      (3,897)             (16,822)
                                            -------------        -------------
     Total comprehensive income            $     69,034         $     37,977
                                            =============        =============


     Other comprehensive income as shown is net of deferred income tax benefits of $2,093 and $9,703 for the three months ended March 31, 1998 and 1997, respectively.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                              Three Months Ended March 31
                                            ------------------------------
Assets                                             1998            1997
------                                      ------------------------------
Cash and due from banks                     $     645,383   $     578,564
Short-term investments                            151,533         180,108
Trading securities                                 37,727          40,528

Investment securities:
  Taxable                                       3,975,709       3,027,293
  Tax-exempt                                    1,024,921         848,712
                                              ------------    ------------
Total investment securities                     5,000,630       3,876,005

Loans and leases:
  Commercial                                    3,381,047       2,946,136
  Real estate                                   7,486,639       4,933,500
  Personal                                      1,136,516       1,159,720
  Lease financing                                 484,706         342,995
                                              ------------    ------------
                                               12,488,908       9,382,351
  Less: Allowance for loan and lease losses       205,106         157,314
                                              ------------    ------------
Total loans and leases                         12,283,802       9,225,037

Premises and equipment, net                       340,112         316,588
Accrued interest and other assets                 852,569         390,713
                                              ------------    ------------
Total Assets                                $  19,311,756   $  14,607,543
                                              ============    ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $   2,362,304   $   2,087,103
  Interest bearing                             11,439,013       8,513,308
                                              ------------    ------------
Total deposits                                 13,801,317      10,600,411
Funds purchased and security repurchase
  agreements                                    1,958,933       1,645,089
Other short-term borrowings                       239,194         164,563
Long-term borrowings                              872,763         574,791
Accrued expenses and other liabilities            483,972         344,549
                                              ------------    ------------
Total liabilities                              17,356,179      13,329,403

Shareholders' equity                            1,955,577       1,278,140
                                              ------------    ------------
Total Liabilities and Shareholders' Equity  $  19,311,756   $  14,607,543
                                              ============    ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------
Net income for the first quarter of 1998 amounted to $72.9 million compared to $54.8 million for the same period in the prior year. Basic and diluted earnings per share were $.70 and $.66 respectively for the three months ended March 31, 1998, compared with $.61 and $.56, respectively for the three months ended March 31, 1997. The return on average assets and average equity were 1.53% and 15.12% for the quarter ended March 31, 1998 and 1.52% and 17.39% for the quarter ended March 31, 1997.

The Corporation's results of operations and average financial position for the first quarter of 1998 includes the effects of the merger with Security Capital Corporation ("Security") which was completed on October 1, 1997 and accounted for as a purchase. Security had approximately $2.2 billion of consolidated loans and $2.3 billion of deposits at the time of merger.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis
(FTE) where appropriate -  for the current quarter and previous four quarters.

SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
-------------------------------------------------------------------------
($000's except per share data)
------------------------------

                                      1998                       1997
                                   ---------- -------------------------------------------
                                     First      Fourth     Third      Second     First
                                    Quarter    Quarter    Quarter    Quarter    Quarter
                                   ---------- ---------- ---------- ---------- ----------
Interest Income                   $  334,907 $  343,884 $  274,583 $  267,280 $  257,923
Interest Expense                    (178,270)  (178,237)  (139,065)  (134,040)  (128,281)
                                   ---------- ---------- ---------- ---------- ----------
Net Interest Income                  156,637    165,647    135,518    133,240    129,642

Provision for Loan and Lease Losses   (4,705)    (4,378)    (4,258)    (4,306)    (4,311)

Net Securities Gains                   6,375      2,285        137         13        803

Other Income                         169,875    168,178    152,076    138,574    136,792

Other Expense                       (214,250)  (221,958)  (190,149)  (182,527)  (180,767)
                                   ---------- ---------- ---------- ---------- ----------
Income Before Taxes                  113,932    109,774     93,324     84,994     82,159

Income Tax Provision                 (41,001)   (37,915)   (31,460)   (28,372)   (27,360)
                                   ---------- ---------- ---------- ---------- ----------
Operating Income                  $   72,931 $   71,859 $   61,864 $   56,622 $   54,799
                                   ========== ========== ========== ========== ==========
Per Common Share
   Operating Income Per Share
      Basic                       $     0.70 $     0.69 $     0.68 $     0.62 $     0.61
      Diluted                           0.66       0.65       0.63       0.58       0.56
   Dividends                           0.200      0.200      0.200      0.200      0.185

Return on Average Equity
   Based on Operating Income           15.12 %    15.06 %    18.01 %    17.37 %    17.39 %

CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS AS A PERCENT OF
------------------------------------------------------------------
AVERAGE TOTAL ASSETS
--------------------

                                      1998                        1997
                                   ---------- -------------------------------------------
                                     First      Fourth     Third      Second     First
                                    Quarter    Quarter    Quarter    Quarter    Quarter
                                   ---------- ---------- ---------- ---------- ----------
Interest Income (FTE)                   7.16 %     7.27 %     7.29 %     7.35 %     7.30 %
Interest Expense                       (3.74)     (3.69)     (3.62)     (3.61)     (3.56)
                                   ---------- ---------- ---------- ---------- ----------
Net Interest Income                     3.42       3.58       3.67       3.74       3.74

Provision for Loan and Lease Losses    (0.10)     (0.09)     (0.11)     (0.12)     (0.12)

Net Securities Gains                    0.13       0.05       0.00       0.00       0.02

Other Income                            3.57       3.49       3.96       3.74       3.80

Other Expense                          (4.50)     (4.61)     (4.95)     (4.92)     (5.02)
                                   ---------- ---------- ---------- ---------- ----------
Income Before Taxes                     2.52       2.42       2.57       2.44       2.42

Income Tax Provision                   (0.99)     (0.93)     (0.96)     (0.91)     (0.90)
                                   ---------- ---------- ---------- ---------- ----------
Return on Average Assets
   Based on Operating Income            1.53 %     1.49 %     1.61 %     1.53 %     1.52 %
                                   ========== ========== ========== ========== ==========

The following table reconciles net income to operating income before amortization of intangibles ("tangible operating income"). Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.


SUMMARY CONSOLIDATED TANGIBLE OPERATING INCOME AND FINANCIAL STATISTICS
-----------------------------------------------------------------------
($000's except per share data)
------------------------------

                                      1998                       1997
                                   ---------- -------------------------------------------
                                     First      Fourth     Third      Second     First
                                    Quarter    Quarter    Quarter    Quarter    Quarter
                                   ---------- ---------- ---------- ---------- ----------
Net Income                        $   72,931 $   71,859 $   61,864 $   56,622 $   54,799

Amortization, net of tax               5,193      5,093        871        872        870
                                   ---------- ---------- ---------- ---------- ----------
Tangible Operating Income         $   78,124 $   76,952 $   62,735 $   57,494 $   55,669
                                   ========== ========== ========== ========== ==========

Tangible Operating Income Per Share

   Basic                          $     0.75 $     0.74 $     0.69 $     0.63 $     0.62

   Diluted                              0.70       0.69       0.64       0.59       0.57

Return on Average

   Tangible Assets                      1.67       1.62 %     1.64 %     1.56 %     1.55 %

   Tangible Equity                     19.11      19.24      18.80      18.19      18.25

NET INTEREST INCOME
-------------------
Net interest income for the first quarter of 1998 amounted to $156.6 million, an increase of $27.0 million or 20.8% from the $129.6 million reported for the first quarter of 1997. The increase in the volume of average earning assets contributed approximately $84.4 million while the decrease in yield on earning assets, primarily loans, decreased interest income by approximately $7.4 million. The increase in the volume of average interest bearing liabilities contributed approximately $42.8 million and the increase in the cost of interest bearing liabilities contributed approximately $7.2 million to the increase in interest expense. The large changes attributable to volume reflect the effect of the acquisition of Security in the fourth quarter of 1997.

Average earning assets increased $4.2 billion or 31.2% in the first quarter of 1998 compared to the same period a year ago and increased $116.6 million or .7% since the fourth quarter of 1997. Including securitized adjustable rate mortgage loans (ARMS), average loans grew approximately $3.6 billion or 36.1% compared to the first quarter of last year and were relatively unchanged since the fourth quarter of 1997. Average securities, excluding securitized ARMs, increased $649.6 million for the three months ended March 31, 1998 compared with the same period in the prior year and increased $131.5 million since the fourth quarter of 1997.

Average interest bearing liabilities increased $3.6 billion or 33.1% in the first quarter of 1998 compared to the same period in 1997 and increased $272.2 million or 1.9% since the fourth quarter of 1997. Since the fourth quarter of 1997, average interest bearing deposits increased $249.4 million or 2.2% while average total borrowings increased $22.9 million.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

Marshall & Ilsley Corporation's quarterly average loan and lease portfolio

                                                                               Growth Pct.
                                                                            -----------------
                                1998                    1997                       First Qtr
                              --------  -----------------------------------         1998 Vs.
                               First     Fourth   Third    Second   First          Fourth Qtr
                              Quarter   Quarter  Quarter  Quarter  Quarter  Annual    1997
                              --------  -------- -------- ----------------- ------- --------
Commercial Loans             $  3,381  $  3,285 $  3,143 $  3,057 $  2,946    14.8 %    2.9 %

Real Estate Loans
 Construction                     402       397      336      320      323    24.1      1.2
 Commercial Mortgages           3,365     3,295    2,526    2,496    2,417    39.2      2.1
  Residential Mortgages         3,720     3,919    2,480    2,329    2,193    69.6     (5.1)
  Securitized ARM loans         1,025       972      436      512      550    86.4      5.5
                              --------  -------- -------- -------- -------- ------- --------
 Residential Mortgages          4,745     4,891    2,916    2,841    2,743    73.0     (3.0)
                              --------  -------- -------- -------- -------- ------- --------
Total Real Estate Loans         8,512     8,583    5,778    5,657    5,483    55.2     (0.8)

Personal Loans
 Personal Loans                   857       876      854      850      872    (1.7)    (2.1)
 Student Loans                    279       274      267      277      288    (3.0)     1.9
                              --------  -------- -------- -------- -------- ------- --------
Total Personal Loans            1,136     1,150    1,121    1,127    1,160    (2.0)    (1.2)

Lease Financing Receivables
 Commercial                       322       321      287      280      279    15.3      0.4
 Personal                         163       141      114       88       64   155.4     15.1
                              --------  -------- -------- -------- -------- ------- --------
Lease Financing Receivables       485       462      401      368      343    41.3      4.9
                              --------  -------- -------- -------- -------- ------- --------
Total Consolidated Average
  Loans, Leases and ARMS     $ 13,514  $ 13,480 $ 10,443 $ 10,209 $  9,932    36.1 %    0.3 %
                              ========  ======== ======== ======== ======== ======= ========
Total Consolidated
  Average Loans and Leases   $ 12,489  $ 12,508 $ 10,007 $  9,697 $  9,382    33.1 %   (0.2)%
                              ========  ======== ======== ======== ======== ======= ========

As previously discussed, the annual growth is largely attributable to the Security merger.

During the first quarter of 1998, approximately $117 million of ARM loans were converted into government guaranteed agency pool securities. Approximately $218
million of  ARM loans were securitized in all of 1997.   In addition,
approximately $580 million of securitized ARMs were acquired in the Security merger.

Compared with the fourth quarter of 1997, total consolidated average loans, leases and securitized ARMs were relatively unchanged. The growth in commercial and commercial real estate loans and lease financing receivables of approximately $188.7 million was offset by declines in total residential real estate loans and securitized ARMs of $145.3 million. The decrease in residential real estate loans and securitized ARMs reflects the effect of increased prepayments associated with customer refinancings to fixed rate loans in response to the recent interest rate environment. Generally, the Corporation sells fixed rate residential real estate loans in the secondary market.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

Marshall & Ilsley Corporation's quarterly average deposits

                                                                               Growth Pct.
                                                                            -----------------
                                1998                    1997                       First Qtr
                              --------  -----------------------------------         1998 Vs.
                               First     Fourth   Third    Second   First          Fourth Qtr
                              Quarter   Quarter  Quarter  Quarter  Quarter  Annual    1997
                              --------  -------- -------- ----------------- ------- --------
Noninterest Bearing
  Commercial                 $  1,539  $  1,670 $  1,476 $  1,388 $  1,362    13.0 %   (7.9)%
  Personal                        482       468      443      443      430    12.1      3.0
  Other                           341       402      349      324      295    15.6    (15.2)
                              --------  -------- -------- -------- -------- ------- --------
Total Noninterest
  Bearing Deposits              2,362     2,540    2,268    2,155    2,087    13.2     (7.0)

Interest Bearing
  Savings & NOW                 2,043     2,060    1,753    1,732    1,753    16.5     (0.9)
  Money Market                  3,647     3,517    2,695    2,642    2,613    39.6      3.7
  Other CDs & Time Deposits     4,314     4,237    3,122    3,032    3,027    42.5      1.8
  Cds Greater than $100,000       831       776      678      672      662    25.5      7.0
  Brokered CDs                    604       600      600      559      458    31.8      0.7
                              --------  -------- -------- -------- -------- ------- --------
Total Interest
  Bearing Deposits             11,439    11,190    8,848    8,637    8,513    34.4      2.2
                              --------  -------- -------- -------- -------- ------- --------
Total Consolidated
  Average Deposits           $ 13,801 $  13,730 $ 11,116 $ 10,792 $ 10,600    30.2 %    0.5 %
                              ========  ======== ======== ======== ======== ======= ========

Compared with the fourth quarter of 1997, average deposit growth amounted to $71.6 million or .5%. Money market, CDs greater than $100 and foreign time deposits exhibited the largest growth and accounted for approximately $332.7 million of the growth in average deposits. Offsetting this growth were declines in noninterest bearing deposits of $177.8 million, other time deposits, excluding foreign time, of $70.1 million and savings and NOW declines of $17.5 million. This shift in deposit mix had a negative impact on the net interest margin.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter, prior year fourth quarter and prior year first quarter are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans to make the comparative information more meaningful.

YIELD & COST ANALYSIS
($ in millions)

                        Three Months Ended Mar. 31,   Three Months Ended Dec. 31,  Three Months Ended Mar. 31,
                       ----------------------------  ---------------------------- ----------------------------
                                    1998                         1997                         1997
                       ----------------------------  ----------------------------- ----------------------------
                                           Average                        Average                      Average
                         Average           Yield or    Average            Yield or   Average           Yield or
                         Balance  Interest Cost (b)    Balance  Interest Cost (b)    Balance  Interest Cost (b)
                       ----------------------------  ----------------------------- ----------------------------
Loans and Leases (a)   $13,513.8  $  273.2    8.22 % $13,479.0  $  281.4    8.30 % $ 9,932.2  $  205.4    8.40 %

Investment Securities:
   Taxable               2,950.8      47.4    6.55     2,883.3      46.3    6.41     2,477.4      40.1    6.59
   Tax Exempt (a)        1,024.9      17.9    7.33       961.0      19.8    8.36       848.7      14.6    7.09

Other Short-term
 Investments (a)           189.3       2.5    5.38       238.9       3.2    5.39       220.7       2.9    5.29
                       ---------------------------- ------------------------------ -----------------------------
Total Interest
 Earning Assets        $17,678.8  $  341.0    7.86 % $17,562.2  $  350.7    7.95 % $13,479.0  $  263.0    7.94 %
                       ============================= ============================= =============================

Money Market Savings   $ 3,647.5  $   40.8    4.54 % $ 3,517.2  $   39.5    4.46 % $ 2,613.0  $   27.0    4.18 %
Regular Savings
 & NOW                   2,042.6      11.1    2.20     2,060.1      11.3    2.17     1,752.9       9.1    2.12
Other CDs & Time
 Deposits                4,314.3      61.4    5.77     4,236.5      61.7    5.78     3,027.3      42.3    5.67
CDs Greater than
 $100 & Brokered CDs     1,434.6      21.0    5.93     1,375.8      20.8    6.00     1,120.1      15.9    5.74
                       ----------------------------- ----------------------------- -----------------------------
Total Interest
  Bearing Deposits      11,439.0     134.3    4.76    11,189.6     133.3    4.73     8,513.3      94.3    4.49
Short-term
 Borrowings              2,198.1      29.9    5.52     2,221.1      31.2    5.57     1,809.7      23.8    5.34
Long-term
 Borrowings                872.8      14.1    6.54       826.9      13.7    6.58       574.8      10.2    7.16
                       ----------------------------- ----------------------------- -----------------------------
Total Interest
 Bearing Liabilities   $14,509.9  $  178.3    4.98 % $14,237.6  $  178.2    4.97 % $10,897.8  $  128.3    4.77 %
                       ============================= ============================= =============================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                           $  162.7    3.75 %            $  172.5    3.91 %            $  134.7    4.06 %
                                  ==================            ==================            ==================


 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin as a percent of average earning assets declined 31 basis points since the first quarter of 1997 and decreased 16 basis points from 3.91% in the fourth quarter of 1997 to 3.75% in the current quarter. The yield on average earning assets decreased 9 basis points since the fourth quarter of 1997. The yield on loans and securitized ARMs, the largest earning asset, declined 8 basis points and contributed approximately $8.8 million to the decline in net interest income compared with the fourth quarter of 1997. This decline reflects, in part, accelerated run-off of higher yielding loans and securitized ARMs due to prepayments and refinancings in response to the interest rate environment. As a result, the Corporation increased the amortization associated with the purchase accounting premium assigned to loans and investment securities acquired in the Security merger. Net interest income may continue to be adversely affected if the current prepayment experience continues. In addition, the decline in tax-free dividend income of $1.9 million also contributed to the decrease in net interest income in the current quarter compared with the fourth quarter of 1997. The cost of interest bearing deposits increased 3 basis points while short-term and long-term borrowing costs decreased 5 and 4 basis points, respectively compared with the fourth quarter of 1997.

At March 31, 1998, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate caps and floors designated as hedges to manage the interest rate volatility associated with variable rate loans and variable rate debt. In addition, the Corporation had callable receive fixed / pay floating interest rate swaps designated as hedges to offset the brokered callable CDs previously discussed.

The Corporation's position with respect to interest rate swaps and interest rate caps and floors at March 31, 1998 consisted of the following ($ in millions):

    Interest Rate Swaps
    -------------------
      Notional Value                                   $575
      Weighted average receive rate                    6.24%
      Weighted average pay rate                        5.68%
      Weighted average remaining term (in years)       2.06
      Estimated fair value                            $4.20

    Callable Interest Rate Swaps
    ----------------------------
      Notional Value                                   $230
      Weighted average receive rate                    6.47%
      Weighted average pay rate                        5.46%
      Weighted average remaining term (in years)       7.16
      Estimated fair value                           ($0.67)

    Interest Rate Caps and Floors
    -----------------------------
      Notional Value                                    $50
      Strike Rate                                      5.63%
      Index                                            5.75%
      Weighted average remaining term (in years)       2.63
      Estimated fair value                            $0.18
      Unamortized premium                             $0.30


For the three months ended March 31, 1998, the effect on net interest income resulting from the swaps, net of cap and floor premium amortization, was a positive $1.1 million compared with a positive $.8 million in the same period in 1997.

PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
------------------------------------------------------
At March 31, 1998, nonperforming assets were $84.9 million compared to $87.3 million at December 31, 1997 and $77.6 million at March 31, 1997. Nonaccrual loans and leases, the largest component of nonperforming assets, increased $2.4 million since the fourth quarter and increased $3.9 million since March 31, 1997. Other real estate owned decreased $3.5 million and loans and leases past due 90 days or more decreased $1.2 million while since the fourth quarter of 1997. Compared to March 31, 1997, renegotiated loans and loans and leases past due 90 days or more decreased $.5 million and $.4 million, respectively. Other real estate owned increased $4.3 million since March 31, 1997,which is primarily due to branch closures associated with the Security merger which occurred in the fourth quarter of 1997.

Total nonaccrual commercial loans and leases increased $2.9 million since the fourth quarter but decreased $1.1 million since March 31, 1997. Nonaccrual commercial loans and leases are substantially responsible for the increase in nonaccrual loans at March 31, 1998 compared to December 31, 1997. Increases in nonaccrual construction and land development loans and nonaccrual commercial real estate loans were offset by declines in nonaccrual residential real estate loans. As a result total nonaccrual real estate loans at March 31, 1998 were relatively unchanged since December 31, 1997.

Net recoveries in the first quarter of 1998 amounted to $2.8 million or (.09)% of average loans and leases compared to net charge-offs of $2.2 million or .07% of average loans and leases in the fourth quarter of 1997 and $5.6 million or
 .24% of average loans and leases in the first quarter of 1997. One larger commercial loan at the Corporation's lead bank accounted for $4.3 million of the recoveries for the three months ended March 31, 1998.

The allowance for loan and lease losses amounted to $210.3 million or 1.66% of total loans at March 31, 1998 compared to $202.8 million or 1.62% at December 31, 1997 and $154.6 million or 1.61% at March 31, 1997. The coverage ratio of the allowance for loan and lease losses to nonperforming loans and leases was 281% at March 31, 1998 compared with 275% at December 31, 1997 and 215% at March 31, 1997.

The provision for loan and lease losses amounted to $4.7 million in the first quarter of 1998 compared to $4.3 million in the first quarter of 1997. The increase is primarily due to loan growth.

CONSOLIDATED CREDIT QUALITY INFORMATION  ($000's)

                                1998                   1997
                             --------  -----------------------------------
                               First     Fourth   Third    Second   First
NONPERFORMING ASSETS          Quarter   Quarter  Quarter  Quarter  Quarter
--------------------         --------  -------- -------- -------- --------
Nonaccrual                   $ 66,517  $ 64,153 $ 61,685 $ 56,723 $ 62,576

Renegotiated                    1,241     1,338    1,242    1,636    1,736

Past Due 90 Days or More        7,080     8,238    7,721    7,461    7,517
                             --------  -------- -------- -------- --------
Total Nonperforming
   Loans and Leases            74,838    73,729   70,648   65,820   71,829

Other Real Estate Owned        10,042    13,567    3,637    5,625    5,729
                             --------  -------- -------- -------- --------
Total Nonperforming Assets   $ 84,880  $ 87,296 $ 74,285 $ 71,445 $ 77,558
                             ========  ======== ======== ======== ========

ALLOWANCE FOR LOAN
   AND LEASE LOSSES          $210,307  $202,818 $157,893 $155,620 $154,599
                             ========  ======== ======== ======== ========

CONSOLIDATED STATISTICS
-----------------------
Net Charge-offs (Recoveries)
   to Average Loans and Leases
   Annualized                   (0.09)%    0.07 %   0.08 %   0.14 %   0.24 %

Total Nonperforming Loans
   and Leases to Total
   Loans and Leases              0.59      0.59     0.69     0.66     0.75

Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned             0.67      0.70     0.73     0.72     0.81

Allowance for Loan and
   Lease Losses to Total
   Loans and Leases              1.66      1.62     1.54     1.57     1.61

Allowance for Loan and
   Lease Losses to Nonperforming
   Loans and Leases               281       275      223      236      215

                               1998                   1997
NONACCRUAL LOANS             --------  -----------------------------------
----------------               First     Fourth   Third    Second   First
AND LEASES BY TYPE            Quarter   Quarter  Quarter  Quarter  Quarter
------------------           --------  -------- -------- -----------------
Commercial
  Commercial, Financial &
    Agricultural             $ 16,491  $ 12,362 $ 17,229 $ 13,462 $ 17,945
  Lease Financing
    Receivables                 2,648     3,855    2,073    1,430    2,290
                             --------  -------- -------- -------- --------
Total Commercial               19,139    16,217   19,302   14,892   20,235

Real Estate
  Construction and Land
    Development                 1,869     1,329      573    1,311    1,650
  Commercial Mortgage          14,942    13,901   19,631   18,185   19,987
  Residential Mortgage         27,640    29,320   18,848   19,203   17,286
                             --------  -------- -------- -------- --------
Total Real Estate              44,451    44,550   39,052   38,699   38,923

Personal                        2,927     3,386    3,331    3,132    3,418
                             --------  -------- -------- -------- --------
Total Nonaccrual Loans
  and Leases                 $ 66,517  $ 64,153 $ 61,685 $ 56,723 $ 62,576
                             ========  ======== ======== ======== ========


RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN AND LEASE LOSSES ($000's)
---------------------------------------------------------------------------

                                1998                   1997
                             --------  -----------------------------------
                               First     Fourth   Third    Second   First
                              Quarter   Quarter  Quarter  Quarter  Quarter
                             --------  -------- -------- -----------------
Beginning Balance            $202,818  $157,893 $155,620 $154,599 $155,895

Provision for Loan and
  Lease Losses                  4,705     4,378    4,258    4,306    4,311

Allowance of Bank Acquired        --     42,773      --       --       --

Loans and Leases Charged-off
   Commercial                     396     1,249    1,024    2,773    3,305
   Real Estate                    906       911      807      446    1,466
   Personal                     2,367     1,992    1,841    1,706    2,003
   Leases                         165       416      208      462       80
                             --------  -------- -------- -------- --------
Total Charge-offs               3,834     4,568    3,880    5,387    6,854

Recoveries on Loans and Leases
   Commercial                   5,704     1,387      916    1,089      349
   Real Estate                    150       302      249      314      235
   Personal                       759       619      596      617      652
   Leases                           5        34      134       82       11
                             --------  -------- -------- -------- --------
Total Recoveries                6,618     2,342    1,895    2,102    1,247
                             --------  -------- -------- -------- --------
Net Loans and Leases
  Charge-offs (Recoveries)     (2,784)    2,226    1,985    3,285    5,607
                             --------  -------- -------- -------- --------
Ending Balance               $210,307 $ 202,818 $157,893 $155,620 $154,599
                             ========  ======== ======== ======== ========

OTHER INCOME
------------
Total other income in the first quarter of 1998 amounted to $176.3 million, an increase of $38.7 million or 28.1%, compared to $137.6 million in the same period last year.

Data processing revenue increased $16.7 million or 20.8% from $80.1 million in the first quarter of 1997 to $96.8 million in the current quarter. Processing revenue increased $10.3 million or 18.4%. Software revenue increased $4.2 million or 31.9%. Buyout fees, which can vary from period to period, decreased $2.4 million while conversion fees increased $1.5 million or 54.8%. Revenues from professional services such as contract programming and consulting increased $3.1 million. Compared to the fourth quarter of 1997, revenue from data processing services increased $2.1 million or 2.2%.

Trust services revenue amounted to $21.5 million in the first quarter of 1998, an increase of $2.5 million or 13.4% compared to $18.9 million in the first quarter of 1997. All components of trust services revenue experienced an increase led by personal trust fees and corporate trust fees which increased $.9 million and $1.0 million, respectively.

Other customer services revenue amounted to $36.2 million in the first quarter of 1998 compared to $29.6 million in the first quarter of 1997. Other customer services revenue for the current quarter include the effects of the Security merger. Service charges on deposits amounted to $14.4 million in the first quarter of 1998 a decrease of $.4 million compared to the fourth quarter of 1997. Compared with the fourth quarter of 1997, real estate loan and late fees increased $1.1 million and Corporate finance fees associated with the Corporation's Capital Markets Group increased $0.2 million in the first quarter of 1998.

Net securities gains in the first quarter of 1998 amounted to $6.4 million compared with $.8 million in the first quarter of 1997. The Corporation's Capital Markets Group realized gains of $6.4 million in the three months ended March 31, 1998 compared to $2.1 million for the same period in the prior year. The Capital Markets Group gain recognized in the first quarter of 1997 was offset by $1.3 million of losses recognized by the Corporation from the sale of available for sale securities.

All other income amounted to $15.3 million in the first quarter of 1998 compared to $8.2 million in the first quarter of 1997. Gains from the sale of residential mortgage loans, which includes the servicing rights, increased $6.2 million. Revenue from bank-owned life insurance acquired in the Security merger amounted to $.8 million for the three months ended March 31, 1998.


OTHER EXPENSE
-------------
Total other expenses in the first quarter of 1998 amounted to $214.3 million compared with $222.0 million in the fourth quarter of 1997 and $180.8 million in the first quarter of 1997.

Expenses of the Corporation's banking business in the first quarter of 1998 include the effects of the Security merger. The Corporation added approximately 400 full-time equivalent employees as a direct result of the merger even though the majority of Security' branches and operations facilities were closed due to customer service and operating overlap.

The Corporation's nonbanking businesses, especially its Data Services segment ("Data Services"), continue to be the primary contributor to operating expense growth. Data Services expense growth represents over half of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth and maintenance activities for Year 2000.

Expense Control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (excluding securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 1998 and years ended December 31, 1997 and 1996:

                                          Three
                                          Months       Years Ended Dec. 31,
                                          Ended      -----------------------
          Efficiency Ratios            Mar. 31, 1998     1997        1996
-------------------------------------- ------------- ----------- -----------
Consolidated Corporation                     64.4 %      65.6 %      65.9 %

Consolidated Corporation
   Excluding Data Services                   54.6 %      56.6 %      57.9 %


Salaries and employee benefits expense amounted to $123.7 million in the first quarter of 1998 compared to $105.4 million in the first quarter of 1997, an increase of $18.3 million or 17.4%. Salaries and employee benefits expense of Data Services increased $12.0 million or 24.7% in the current quarter compared to the same period last year. At March 31, 1998 Data Services had on average approximately 621 more full time equivalent employees when compared to March 31, 1997 which reflects, in part, additional processing and service centers. In addition, expense associated with contract programmers and other temporary help primarily used in the Year 2000 project increased $.8 million over the comparative periods.

Data Services expense growth accounted for approximately $3.4 million or 69% of the increase in net occupancy, equipment and software expenses in the first quarter of 1998 compared to the first quarter of 1997.

The increase in payments to regulatory agencies in the first quarter of 1998 compared to the like period in the prior year reflects the additional deposits acquired in the Security merger.

Other expense amounted to $34.2 million in the first quarter of 1998, an increase of $9.0 million or 35.9% compared to the first quarter of 1997. Other expenses associated with Data Services accounted for approximately $2.2 million of the increase including the effect of the capitalization of costs, net of amortization, associated with software development and data processing conversions. Amortization expense for goodwill, core deposit premiums and mortgage servicing rights, primarily attributable to the Security merger, increased $7.4 million.


INCOME TAXES
------------
The provision for income taxes for the three months ended March 31, 1998 amounted to $41.0 million or 36% of pre-tax income compared to $27.4 million or 33% of pre-tax income for the three months ended March 31, 1997. The change in the effective tax is primarily due to the increase in nondeductible goodwill amortization expense and the decrease in tax-exempt income relative to total pre-tax income in the current quarter compared to the prior year quarter.


CAPITAL RESOURCES
-----------------
Shareholders' equity was $1.97 billion at March 31, 1998 compared to $1.92 billion at December 31, 1997 and $1.28 billion at March 31, 1997.

Net unrealized gains on securities available for sale at March 31, 1998 decreased $3.9 million compared to December 31, 1997.

On February 19, 1998, the Corporation announced that its Board of Directors voted to rescind the Corporation's Stock Repurchase Program effective March 16, 1998. During the first quarter of 1998, prior to March 16, 1998, 74,500 shares of common stock were acquired with an aggregate cost of $4.3 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                                                       RISK-BASED CAPITAL RATIOS ($in millions)
                                    -------------------------------------------------------------------------
                                                March 31, 1998                      December 31, 1997
                                    ------------------------------------ ------------------------------------
                                           Amount             Ratio             Amount             Ratio
                                    ------------------- ---------------- ------------------- ----------------
Tier 1 Capital                      $   1,785.3         12.51 %          $   1,735.5         12.19 %
Tier 1 Capital Minimum Requirement        570.6          4.00                  569.7          4.00
                                      ----------        ------             ----------        ------
Excess                              $   1,214.7          8.51 %          $   1,165.8          8.19 %
                                      ==========        ======             ==========        ======

Total Capital                       $   2,064.0         14.47 %          $   2,013.9         14.14 %
Total Capital Minimum Requirement       1,141.3          8.00                1,139.4          8.00
                                      ----------        ------             ----------        ------
Excess                              $     922.7          6.47 %          $     874.5          6.14 %
                                      ==========        ======             ==========        ======

Risk-Adjusted Assets                $  14,265.9                          $  14,241.9
                                      ==========                           ==========

                                                           LEVERAGE RATIOS ($in millions)
                                    -------------------------------------------------------------------------
                                                March 31, 1998                      December 31, 1997
                                    ------------------------------------ ------------------------------------
                                           Amount             Ratio             Amount             Ratio
                                    ------------------- ---------------- ------------------- ----------------
Tier 1 Capital                      $   1,785.3          9.45 %          $   1,735.5          9.25 %
Minimum Leverage Requirement              567.0 -945.1   3.00 -  5.00          562.7 -937.8   3.00 -  5.00
                                      ----------------- --------------     ----------------- --------------
Excess                              $   1,218.3 -840.2   6.45 -  4.45 %  $   1,172.8 -797.7   6.25 -  4.25 %
                                      ================= ==============     ================= ==============

Adjusted Average Total Assets       $  18,901.4                          $  18,756.0
                                      ==========                           ==========



Year 2000 Update
----------------
At December 31, 1997, Data Services estimated that the net cost to change existing computer programs for both internal and external software will be approximately $30 million. As of March 31, 1998, the most recent estimate places the net cost at approximately $34 million. During the first quarter of 1998, Data Services had net expense related to Year 2000 of approximately $3.1 million and estimates total net expense in 1998 will be approximately $15 million compared with $10 million net expense in 1997. Currently there are approximately 150 full-time equivalent people on the Year 2000 project which generally consists of service bureau code testing and system verification which is scheduled to take place throughout 1998. The majority of Data Services' contracts do not provide for reimbursement over and above the previously contracted maintenance amounts. Future data processing revenue is critically dependent upon the successful implementation of the necessary changes.

The Corporation and its other affiliates continue to anticipate that its program for hardware, software, office machines and building systems will be completed late in 1998 in order to allow for adequate testing and contingency planning. Replacement equipment and software will be expensed or capitalized in accordance with the Corporation's normal accounting policies. The effect of writing off the net book value of equipment or software that is not Year 2000 compliant is not considered material.

RECENT DEVELOPMENTS
-------------------
On April 1, 1998, the Corporation completed the merger with Advantage Bancorp, Inc. ("Advantage") a Kenosha, Wisconsin based savings and loan holding company for 1.2 shares of the Corporation's Common Stock for each share of Advantage Common Stock. The transaction was accounted for as a pooling-of-interests.

In conjunction with this transaction, in the second quarter of 1998, the Corporation will record a merger / restructuring charge of approximately $16.3 million ($23.4 million before-tax) consisting of approximately $9.4 million related to operations and $6.9 million of non-cash employee benefit expenses.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk through trading and other than trading activities. While market risk that arises from trading activities in the form of foreign exchange and interest rate risk is immaterial to the Corporation, market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques which measure the sensitivity of future earnings and the change in fair value due to changing rate environments to measure interest rate risk. Policies established by the Corporate Asset/Liability Committee and approved by the Corporate Board of Directors limit exposure for both earnings and fair value at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation's exposure to a 100 basis point immediate and sustained parallel rate move, either upward or downward. The Corporation manages interest rate risk through the use of a limited array of derivative financial instruments. These instruments allow the Corporation to produce the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers. For additional information on the Corporation's derivative financial instruments, see Management's Discussion and Analysis of Financial Position and Results of Operations.

Interest Rate Risk
------------------
     In order to measure earnings and fair value sensitivity to changing rates, the Corporation uses three different measurement tools including static gap analysis, simulation of earnings, and market value sensitivity (fair value at risk). The static gap analysis starts with contractual repricing information for assets, liabilities and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (NOW, Savings, and Money Market accounts) and non rate related products (DDA accounts, Other Assets and Other Liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan product and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. The resulting static gap is the base for the earnings sensitivity calculation. The Corporation's consolidated static gap position as of March 31, 1998 has not materially changed since December 31, 1997.

     The static gap analysis provides a representation of the Corporation's earnings sensitivity to changes in interest rates. Interest rate risk of embedded positions including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products require a more dynamic measuring tool to capture earnings and fair value risk. Earnings simulation and fair value sensitivity analysis are used to create a more complete assessment of interest rate risk.

     Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical +/- 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12 month period is compared to the pretax income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a +/- 100 basis point parallel rate shock. The following table illustrates these amounts as of March 31, 1998 and December 31, 1997, which are within the limits established by the Corporation:

Hypothetical Change
in Interest Rates                                Impact to Pretax Net Income
-----------------                           -----------------------------------
                                            March 31, 1998    December 31, 1997
                                            --------------    -----------------
100 basis point Shock Up                         (7.2%)             (7.1%)
100 basis point Shock Down                        6.0                6.1%


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

     Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environments. This technique involves determining the present value of all contractual asset and liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of the market value of the Corporation as of March 31, 1998.

Equity Risk
-----------
     In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I's Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists, but due to the nature of the investments, cannot be quantified within acceptable levels of precision.

     M&I Trust Services administers more than $39 billion in assets and directly manages a portfolio of more than $9 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

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

A.   Exhibits:

     Exhibit 10 - Amended 1995 Directors Stock Option Plan

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


May 14, 1998