Form 10-Q/A
period 1998-03-31
MARSHALL & ILSLEY CORP/WI/
filed 1998-05-15
CIK 62741

                           FORM 10-Q/A

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                       AMENDMENT NO. 1 TO

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

                                PART II - OTHER INFORMATION

Item 5 - Other Information
--------------------------

RESULTS OF OPERATIONS FOR THE MONTH ENDED APRIL 30, 1998
--------------------------------------------------------
On April 1, 1998 Marshall & Ilsley Corporation completed its merger with Advantage Bancorp, Inc., a savings and loan holding company. The transaction was accounted for as a pooling-of-interests.

The combined results of operations for the month ended April 30, 1998 are as follows:

         Gross Revenues                                $185.0 Million


         Operating Income                              $ 27.7 Million

         Merger/Restructuring Charge                     16.3 Million
                                                       ---------------
         Net Income                                    $ 11.4 Million


         Basic Earnings Per Share:
         -------------------------
         Operating Income                              $  .26
         Net Income                                       .10


         Diluted Earnings Per Share:
         ---------------------------
         Operating Income                              $  .24
         Net Income                                       .10


Results for the month ended April 30, 1998 include an after tax security gain of $3.7 million realized by the Corporation's venture finance subsidiary.

The results of operations presented herein are not necessarily indicative of the results of operations for any future period.

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


May 15, 1998