Form 10-Q
period 1998-06-30
MARSHALL & ILSLEY CORP/WI/
filed 1998-08-14
CIK 62741

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

         (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998
                --------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                        July 31, 1998
            -----                                      -----------------
Common Stock, $1.00 Par Value                             106,134,699

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                                    June 30,     December 31,     June 30,
Assets                                                1998           1997           1997
------                                          ---------------------------------------------
Cash and cash equivalents:
  Cash and due from banks                       $      726,772 $      817,491 $      813,165
  Federal funds sold and
    security resale agreements                          76,812         34,586         76,160
  Money market funds                                    54,459         65,986         67,698
                                                ---------------------------------------------
Total cash and cash equivalents                        858,043        918,063        957,023

Investment Securities:
  Trading securities                                    46,389         43,644         41,014
  Short-term investments, available for sale            53,259         37,018         48,207
  Other available for sale at market value           4,573,344      4,208,616      3,160,859
  Held to maturity, market value $1,055,306
  ($1,203,872 December 31, and $1,079,883
  June 30, 1997)                                     1,031,812      1,176,688      1,067,594
                                                ---------------------------------------------
Total investment securities                          5,704,804      5,465,966      4,317,674

Loans and leases                                    13,402,285     13,101,912     10,489,517
  Less: Allowance for loan and lease losses            216,014        208,651        161,426
                                                ---------------------------------------------
Net loans and leases                                13,186,271     12,893,261     10,328,091

Premises and equipment, net                            356,579        351,423        332,318
Accrued interest and other assets                      877,510        873,445        502,411
                                                ---------------------------------------------
Total Assets                                    $   20,983,207 $   20,502,158 $   16,437,517
                                                =============================================
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                           $    2,774,190 $    2,753,320 $    2,483,924
  Interest bearing                                  11,833,028     12,267,008      9,364,946
                                                ---------------------------------------------
Total deposits                                      14,607,218     15,020,328     11,848,870
Funds purchased and security
    repurchase agreements                            1,257,335      1,486,663      1,828,415
Other short-term borrowings                          1,656,626        658,597        409,283
Accrued expenses and other liabilities                 455,786        516,779        423,745
Long-term borrowings                                   890,826        797,362        498,112
                                                ---------------------------------------------
Total liabilities                                   18,867,791     18,479,729     15,008,425

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 685,314 shares issued                 685            685            685
  Common stock, $1.00 par value; 112,757,546
    shares issued (113,185,374 December 31,
    and 103,374,831 June 30, 1997)                     112,757        113,185        103,375
  Additional paid-in capital                           611,931        620,899        220,454
  Retained earnings                                  1,550,516      1,460,646      1,362,515
  Less: Treasury common stock, at cost;
        6,816,459 shares (7,765,169 December 31,
        and 10,713,325 June 30, 1997)                  196,707        215,787        283,686
        Deferred compensation                            7,496          9,297          3,498
  Net unrealized gains on securities
    available for sale, net of related taxes            43,730         52,098         29,247
                                                ---------------------------------------------
Total shareholders' equity                           2,115,416      2,022,429      1,429,092
                                                ---------------------------------------------
Total Liabilities and
  Shareholders' Equity                          $   20,983,207 $   20,502,158 $   16,437,517
                                                =============================================

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                               Three Months Ended June 30,
                                             ------------------------------
Interest income                                    1998           1997
---------------                              ------------------------------
  Loans                                      $      272,551 $      216,347
  Investment securities:
    Taxable                                          70,193         55,819
    Exempt from Federal income taxes                 12,865         10,601
  Trading securities                                    539            504
  Short-term investments                              2,599          3,131
                                             ------------------------------
Total interest income                               358,747        286,402

Interest expense
----------------
  Deposits                                          142,343        106,285
  Short-term borrowings                              31,911         27,912
  Long-term borrowings                               16,480         11,321
                                             ------------------------------
Total interest expense                              190,734        145,518
                                             ------------------------------
Net interest income                                 168,013        140,884
Provision for loan and lease losses                   4,868          4,396
                                             ------------------------------
Net interest income after
  provision for loan and lease losses               163,145        136,488

Other income
------------
  Data processing services                           99,088         82,281
  Trust services                                     22,043         18,798
  Other customer services                            37,902         31,131
  Net securities gains                                8,031            268
  Other                                              17,438          8,317
                                             ------------------------------
Total other income                                  184,502        140,795

Other expense
-------------
  Salaries and employee benefits                    129,555        110,435
  Net occupancy                                      10,715         10,214
  Equipment                                          25,195         21,996
  Software expenses                                   4,869          4,685
  Payments to regulatory agencies                     1,286            792
  Processing charges                                  5,872          6,526
  Supplies and printing                               4,820          4,325
  Professional services                               5,718          4,142
  Merger /Restructuring                              23,373             --
  Other                                              39,599         24,902
                                             ------------------------------
Total other expense                                 251,002        188,017
                                             ------------------------------
Income before income taxes                           96,645         89,266
Provision for income taxes                           34,453         29,862
                                             ------------------------------
Net income                                   $       62,192 $       59,404
                                             ==============================
Net income per common share
---------------------------
  Basic                                      $         0.57 $         0.63
  Diluted                                              0.54           0.58

Dividends paid per common share              $        0.220 $        0.200

Weighted average common shares outstanding:
  Basic                                             105,790         92,358
  Diluted                                           115,278        102,157

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                                 Six Months Ended June 30,
                                             ------------------------------
Interest income                                    1998           1997
---------------                              ------------------------------
  Loans                                      $      537,375 $      423,124
  Investment securities:
    Taxable                                         144,270        112,376
    Exempt from Federal income taxes                 25,171         20,648
  Trading securities                                  1,027            987
  Short-term investments                              4,991          5,921
                                             ------------------------------
Total interest income                               712,834        563,056

Interest expense
----------------
  Deposits                                          284,038        208,325
  Short-term borrowings                              62,721         52,899
  Long-term borrowings                               33,461         23,967
                                             ------------------------------
Total interest expense                              380,220        285,191
                                             ------------------------------
Net interest income                                 332,614        277,865
Provision for loan and lease losses                   9,733          8,807
                                             ------------------------------
Net interest income after
  provision for loan and lease losses               322,881        269,058

Other income
------------
  Data processing services                          195,926        162,421
  Trust services                                     43,507         37,729
  Other customer services                            76,098         62,259
  Net securities gains                               14,694          1,166
  Other                                              33,569         16,811
                                             ------------------------------
Total other income                                  363,794        280,386

Other expense
-------------
  Salaries and employee benefits                    255,987        218,345
  Net occupancy                                      21,989         20,712
  Equipment                                          49,936         43,234
  Software expenses                                  10,068          9,257
  Payments to regulatory agencies                     2,511          1,559
  Processing charges                                 12,253         12,761
  Supplies and printing                               9,292          8,561
  Professional services                              10,259          8,335
  Merger /Restructuring                              23,373             --
  Other                                              76,488         51,335
                                             ------------------------------
Total other expense                                 472,156        374,099
                                             ------------------------------
Income before income taxes                          214,519        175,345
Provision for income taxes                           76,821         58,605
                                             ------------------------------
Net income                                   $      137,698 $      116,740
                                             ==============================
Net income per common share
---------------------------
  Basic                                      $         1.27 $         1.23
  Diluted                                              1.19           1.14

Dividends paid per common share              $        0.420 $        0.385

Weighted average common shares outstanding:
  Basic                                             105,612         92,422
  Diluted                                           115,238        102,237

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                Six Months Ended June 30,
                                             ------------------------------
                                                   1998           1997
                                             ------------------------------
Net Cash Provided by Operating Activities    $      162,593 $      137,137

Cash Flows From Investing Activities:
-------------------------------------
  Net increase in securities with
    maturities of three months or less              (16,250)        (6,010)
  Proceeds from sales of securities
    available for sale                               80,194        386,844
  Proceeds from maturities of longer
    term securities                                 796,949        324,047
  Purchases of longer term securities              (840,117)      (725,993)
  Net increase in loans                            (596,115)      (592,383)
  Purchases of assets to be leased                 (136,771)      (117,415)
  Principal payments on lease receivables           114,415         84,400
  Fixed asset purchases, net                        (33,970)       (31,649)
  Other                                               9,882          5,297
                                             ------------------------------
    Net cash used in
       investing activities                        (621,783)      (672,862)
                                             ------------------------------
Cash Flows From Financing Activities:
-------------------------------------
  Net increase (decrease) in deposits              (413,110)       199,293
  Proceeds from issuance of commercial paper        448,497        140,667
  Payments for maturity of commercial paper        (518,994)      (140,506)
  Net increase in other short-term
    borrowings                                      997,320        473,970
  Proceeds from issuance of long-term debt           30,654         58,442
  Payments of long-term debt                        (97,655)      (198,044)
  Dividends paid                                    (47,225)       (37,442)
  Purchases of treasury stock                       (12,703)       (34,869)
  Other                                              12,386         14,221
                                             ------------------------------
    Net cash provided by financing
       activities                                   399,170        475,732
                                             ------------------------------
Net decrease in cash and cash equivalents           (60,020)       (59,993)

Cash and cash equivalents, beginning of year        918,063      1,017,016
                                             ------------------------------
Cash and cash equivalents, end of period     $      858,043 $      957,023
                                             ==============================
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                 $      389,166 $      272,382
    Income taxes                                     70,572         45,445

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                        June 30, 1998 & 1997 (Unaudited)


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1997 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1997 consolidated financial statements and analyses have been reclassified to conform with the 1998 presentation.

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

3. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):
                                              Three Months Ended June 30, 1998
                                            -----------------------------------
                                                                           Per
                                                Income    Average Shares  Share
                                              (Numerator) (Denominator)  Amount
                                            -----------------------------------
      Net Income                            $    62,192
      Convertible Preferred Dividends            (1,689)
                                             -----------
      Basic Earnings Per Share
          Income Available to
              Common Shareholders           $    60,503       105,790 $   0.57

      Effect of Dilutive Securities
          Convertible Preferred Stock             1,689         7,677
          Stock Option and Restricted
              Stock Plans                           --          1,811
                                             ----------- -------------
      Diluted Earnings Per Share
          Income Available to
              Common Shareholders
              Plus Assumed Conversions      $    62,192       115,278 $   0.54



                                              Three Months Ended June 30, 1997
                                            -----------------------------------
                                                                          Per
                                               Income    Average Shares  Share
                                             (Numerator) (Denominator)  Amount
                                            -----------------------------------
      Net Income                            $    59,404
      Convertible Preferred Dividends            (1,535)
                                             -----------
      Basic Earnings Per Share
          Income Available to
              Common Shareholders           $    57,869        92,358 $   0.63

      Effect of Dilutive Securities
          Convertible Preferred Stock             1,535         7,677
          Stock Options, Restricted Stock
              and Performance Plans                 --          1,853
          Forward Repurchase Contract               --            269
                                             ----------- -------------
      Diluted Earnings Per Share
          Income Available to
              Common Shareholders
              Plus Assumed Conversions      $    59,404       102,157 $   0.58

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        June 30, 1998 & 1997 (Unaudited)

                                               Six Months Ended June 30, 1998
                                            -----------------------------------
                                                                          Per
                                               Income    Average Shares  Share
                                             (Numerator) (Denominator)  Amount
                                            -----------------------------------
      Net Income                            $   137,698
      Convertible Preferred Dividends            (3,224)
                                             -----------
      Basic Earnings Per Share
          Income Available to
              Common Shareholders           $   134,474       105,612 $   1.27

      Effect of Dilutive Securities
          Convertible Preferred Stock             3,224         7,677
          Stock Option and Restricted
              Stock Plans                           --          1,949
                                             ----------- -------------
      Diluted Earnings Per Share
          Income Available to
              Common Shareholders
              Plus Assumed Conversions      $   137,698       115,238 $   1.19



                                               Six Months Ended June 30, 1997
                                            -----------------------------------
                                                                          Per
                                               Income    Average Shares  Share
                                             (Numerator) (Denominator)  Amount
                                            -----------------------------------
      Net Income                            $   116,740
      Convertible Preferred Dividends            (2,600)
                                             -----------
      Basic Earnings Per Share
           Income Available to
               Common Shareholders          $   114,140        92,422 $   1.23

      Effect of Dilutive Securities
          Convertible Preferred Stock             2,600         6,732
          8.5% Convertible Debt                     232           945
          Stock Options, Restricted Stock
              and Performance Plans                  --         1,897
          Forward Repurchase Contract                --           241
                                             ----------- -------------
      Diluted Earnings Per Share
          Income Available to
              Common Shareholders
              Plus Assumed Conversions      $   116,972       102,237 $   1.14

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        June 30, 1998 & 1997 (Unaudited)


4. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                          June 30,    December 31,    June 30,
                                            1998          1997          1997
                                      -----------------------------------------
      Other investment securities available for sale:
         U.S. treasury and
            government agencies       $   4,171,767 $   3,880,813 $   2,936,743
         State and political
           subdivisions                         223           487           717
         Other                              401,354       327,316       223,399
                                      -----------------------------------------
      Other available for sale        $   4,573,344 $   4,208,616 $   3,160,859
                                      =========================================
      Investment securities held to maturity:
         U.S. treasury and
            government agencies       $         --  $     168,665 $     135,977
         State and political
            subdivisions                  1,027,337       925,644       845,889
         Other                                4,475        82,379        85,728
                                      -----------------------------------------
      Held to maturity                $   1,031,812 $   1,176,688 $   1,067,594
                                      =========================================


5.   The Corporation's loan and lease portfolio consists of the following
     ($000's):

                                          June 30,    December 31,    June 30,
                                            1998          1997          1997
                                      -----------------------------------------
      Commercial, financial
         & agricultural               $   3,894,203 $   3,395,227 $   3,146,754
      Real estate:
         Construction                       398,140       458,671       391,333
         Residential Mortgage             3,891,697     4,146,416     2,807,684
         Commercial Mortgage              3,518,845     3,450,896     2,628,480
                                      -----------------------------------------
      Total real estate                   7,808,682     8,055,983     5,827,497
      Personal                            1,166,381     1,161,608     1,132,019
      Lease financing                       533,019       489,094       383,247
                                      -----------------------------------------
                                      $  13,402,285 $  13,101,912 $  10,489,517
                                      =========================================

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        June 30, 1998 & 1997 (Unaudited)


6.   The Corporation's deposit liabilities consists of the following ($000's):

                                          June 30,    December 31,    June 30,
                                            1998          1997          1997
                                      -----------------------------------------
      Noninterest bearing demand      $   2,774,190 $   2,753,320 $   2,483,924

      Savings and NOW                     6,210,006     5,858,845     4,605,916
      Other time deposits $100 and over   1,590,680     1,463,643     1,332,910
      Other time deposits under $100      4,032,342     4,944,520     3,426,120
                                      -----------------------------------------
                                      $  14,607,218 $  15,020,328 $  11,848,870
                                      =========================================


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


8. The accompanying unaudited consolidated financial statements have been restated to give effect to the merger of Advantage Bancorp, Inc. ("Advantage") with and into the Corporation. Certain adjustments have been made to conform the presentation of Advantage's financial information with that of the Corporation. In accordance with the terms of the merger, which was consummated April 1, 1998, each share of Advantage Common Stock was converted into a right to receive 1.2 shares of the Corporation's Common Stock (approximately 4.0 million shares) in a tax-free reorganization which was accounted for as a pooling of interests.

     Net interest income and net income of the previously separate enterprises for the three months ended March 31, 1998 prior to the consummation of the merger and a reconciliation of the net interest income and net income of the Corporation as previously reported for the three months and six months ended June 30, 1997 to the amounts for those periods in the accompanying consolidated financial statements as restated for the pooling of interest are as follows ($000's):

                                     Three         Three          Six
                                     Months        Months        Months
                                     Ended         Ended         Ended
                                   March 31,      June 30,      June 30,
                                      1998          1997          1997
                                ----------------------------------------
      Net interest income:

         Corporation           $     156,637 $     133,240 $     262,882
         Advantage Bancorp             7,964         7,644        14,983
                                ------------  ------------  ------------
      Combined                 $     164,601 $     140,884 $     277,865
                                ============  ============  ============

      Net income:

         Corporation           $      72,931 $      56,622 $     111,421
         Advantage Bancorp             2,575         2,782         5,319
                                ------------  ------------  ------------
      Combined                 $      75,506 $      59,404 $     116,740
                                ============  ============  ============

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        June 30, 1998 & 1997 (Unaudited)


9.   Comprehensive Income

     On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity. The standard permits the statement of changes in shareholders' equity to be used and requires companies to report comparative totals for comprehensive income in interim reports. The following table presents the Corporation's comprehensive income ($000's):

                                                     Three Months Ended
                                             -----------------------------------
                                                 June 30,             June 30,
                                                   1998                1997
                                             --------------       --------------
      Net income                             $      62,192        $      59,404

      Other comprehensive income

         Unrealized gains (losses) on
         securities, net of tax:
            Arising during the period               (2,617)              15,459
            Reclassification adjustment for gains
            (losses) included in net income         (1,896)               2,651
                                             --------------       --------------
                                                    (4,513)              18,110
                                             --------------       --------------
      Total comprehensive income             $      57,679        $      77,514
                                             ==============       ==============



                                                       Six Months Ended
                                             -----------------------------------
                                                 June 30,             June 30,
                                                   1998                1997
                                             --------------       --------------
      Net income                             $     137,698        $     116,740

      Other comprehensive income

         Unrealized gains (losses) on
         securities, net of tax:
            Arising during the period               (6,422)                 218
            Reclassification adjustment for gains
            (losses) included in net income         (1,946)                 681
                                             --------------       --------------
                                                    (8,368)                 899
                                             --------------       --------------
      Total comprehensive income             $     129,330        $     117,639
                                             ==============       ==============


     Other comprehensive income as shown is net of deferred income tax benefits (expenses) of $2,760 and $(10,555) for the three months and $4,834 and $(492) for the six months ended June 30, 1998 and 1997, respectively.

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        June 30, 1998 & 1997 (Unaudited)


10.  New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1,
     1998).

     To the extent derivative instruments do not qualify for hedge accounting treatment, the statement could increase volatility in earnings and other comprehensive income. The Corporation believes their existing derivative instruments will qualify for hedge accounting and therefore the impacts of adopting Statement 133 on its financial statements will not be material. The Corporation has not determined the timing or method of adoption.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                               Three Months Ended June 30,
                                             ------------------------------
Assets                                             1998           1997
------                                       ------------------------------
Cash and due from banks                      $      648,189 $      591,598

Trading securities                                   42,084         40,624
Short-term investments                              187,650        217,518
Other investment securities:
  Taxable                                         4,290,355      3,290,603
  Tax-exempt                                      1,082,598        890,783
                                             ------------------------------
Total investment securities                       5,602,687      4,439,528

Loans and leases:
  Commercial                                      3,711,387      3,076,783
  Real estate                                     7,930,213      5,693,634
  Personal                                        1,151,053      1,134,080
  Lease financing                                   519,311        368,585
                                             ------------------------------
                                                 13,311,964     10,273,082
  Less: Allowance for loan and lease losses         216,846        162,062
                                             ------------------------------
Total loans and leases                           13,095,118     10,111,020

Premises and equipment, net                         356,436        331,765
Accrued interest and other assets                   901,984        414,108
                                             ------------------------------
Total Assets                                 $   20,604,414 $   15,888,019
                                             ==============================
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                        $    2,493,817 $    2,189,589
  Interest bearing                               12,141,835      9,268,330
                                             ------------------------------
Total deposits                                   14,635,652     11,457,919
Funds purchased and security repurchase
  agreements                                      1,682,896      1,825,099
Other short-term borrowings                         677,764        196,020
Long-term borrowings                              1,020,505        643,250
Accrued expenses and other liabilities              484,573        366,458
                                             ------------------------------
Total liabilities                                18,501,390     14,488,746

Shareholders' equity                              2,103,024      1,399,273
                                             ------------------------------
Total Liabilities and Shareholders' Equity   $   20,604,414 $   15,888,019
                                             ==============================

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                Six Months Ended June 30,
                                             ------------------------------
Assets                                             1998           1997
------                                       ------------------------------
Cash and due from banks                      $      653,163 $      592,938

Trading securities                                   39,918         40,576
Short-term investments                              181,195        211,429
Other investment securities:
  Taxable                                         4,333,687      3,341,197
  Tax-exempt                                      1,057,683        872,076
                                             ------------------------------
Total investment securities                       5,612,483      4,465,278

Loans and leases:
  Commercial                                      3,556,746      3,021,300
  Real estate                                     7,967,656      5,589,017
  Personal                                        1,148,403      1,150,649
  Lease financing                                   502,104        355,861
                                             ------------------------------
                                                 13,174,909     10,116,827
  Less: Allowance for loan and lease losses         213,896        162,563
                                             ------------------------------
Total loans and leases                           12,961,013      9,954,264

Premises and equipment, net                         354,533        330,430
Accrued interest and other assets                   885,910        412,082
                                             ------------------------------
Total Assets                                 $   20,467,102 $   15,754,992
                                             ==============================
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                        $    2,443,215 $    2,154,124
  Interest bearing                               12,103,631      9,215,370
                                             ------------------------------
Total deposits                                   14,546,846     11,369,494
Funds purchased and security repurchase
  agreements                                      1,852,338      1,775,529
Other short-term borrowings                         442,534        180,379
Long-term borrowings                              1,052,555        684,437
Accrued expenses and other liabilities              491,365        361,073
                                             ------------------------------
Total liabilities                                18,385,638     14,370,912

Shareholders' equity                              2,081,464      1,384,080
                                             ------------------------------
Total Liabilities and Shareholders' Equity   $   20,467,102 $   15,754,992
                                             ==============================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998 AND 1997
-----------------------------------------
Net income for the second quarter of 1998 amounted to $62.2 million compared to $59.4 million for the same period in the prior year. Basic and diluted earnings per share were $.57 and $.54 respectively for the three months ended June 30, 1998, compared with $.63 and $.58, respectively for the three months ended June 30, 1997. The return on average assets and average equity were 1.21% and 11.86% for the quarter ended June 30, 1998 and 1.50% and 17.03% for the quarter ended June 30, 1997.

The Corporation's results of operations and financial position for 1998 include the effects of the merger with Security Capital Corporation ("Security") which was completed on October 1, 1997 and accounted for as a purchase. Security had approximately $2.2 billion of loans and $2.3 billion of deposits at the time of merger.

On April 1, 1998, the Corporation completed the merger with Advantage Bancorp, Inc. ("Advantage") a Kenosha, Wisconsin based savings and loan holding company by issuing 1.2 shares of the Corporation's Common Stock for each share of Advantage Common Stock. The transaction was accounted for as a pooling of interests. In conjunction with this transaction, the Corporation recorded a merger / restructuring charge of approximately $16.3 million ($23.4 million before-tax).

Operating income for the second quarter of 1998 was $78.5 million and diluted earnings per share amounted to $.68 per share excluding the above charge. The quarterly returns on average equity and assets based on operating income were 14.96% and 1.53%, respectively, for the second quarter.

The table below summarizes the merger / restructuring charge recorded on April 1, 1998 (amounts in millions):

                                   MERGER / RESTRUCTURING CHARGE

Severance & Benefits                                     $15.4
Investment Advisor & Other Professional Fees               3.1
System Conversion & Contract Cancellation Fees             2.4
Facilities & Equipment                                     1.9
Other                                                      0.6
                                                         ------
                                                         $23.4
                                                         ======

Severance and benefits include non-cash accelerated benefit vesting of $10.4 million for stock options, $1.2 million for an employee stock ownership plan
(ESOP) and $0.4 million for a bank incentive stock plan. Executive employment contract payouts were $1.9 million. Severance and retention payments amounted to $1.5 million. Accrued employment contract and severance expenses included costs for 116 employees that were not given permanent employment with the Corporation subsequent to the merger.

Investment advisor fees were $2.0 million and other legal, accounting and consulting fees were $1.1 million. All professional fees represent amounts incurred to consummate the merger.

System conversion costs of $1.5 million represent costs associated with the one time conversion and standardization of Advantage's records to M&I's data processing systems. Contract cancellation fees mainly represent fees paid to service bureaus for early termination of Advantage's long term data processing contracts.

As part of the merger, duplicative branch, loan production and administrative facilities will be sold or leases terminated. In addition, certain excess furniture, computer and other equipment will be disposed of.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis
(FTE) where appropriate -  for the current quarter and previous four quarters.


SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
-------------------------------------------------------------------------
($000's except per share data)

                                    1998                      1997
                             -------------------  ------------------------------
                              Second     First     Fourth     Third     Second
                              Quarter   Quarter    Quarter   Quarter    Quarter
                             --------- ---------  --------- ---------- ---------
Interest Income             $ 358,747 $ 354,087  $ 363,257 $  294,020 $ 286,402
Interest Expense             (190,734) (189,486)  (189,859)  (150,736) (145,518)
                             --------- ---------  --------- ---------- ---------
Net Interest Income           168,013   164,601    173,398    143,284   140,884

Provision for Loan Losses      (4,868)   (4,865)    (4,478)    (4,348)   (4,396)

Net Securities Gains            8,031     6,663      2,765        196       268

Other Income                  176,471   172,629    170,641    154,481   140,527

Other Expense                (227,629) (221,154)  (227,376)  (195,736) (188,017)
                             --------- ---------  --------- ---------- ---------
Income Before Taxes           120,018   117,874    114,950     97,877    89,266

Income Tax Provision          (41,558)  (42,368)   (39,785)   (33,097)  (29,862)
                             --------- ---------  --------- ---------- ---------
Operating Income            $  78,460 $  75,506  $  75,165 $   64,780 $  59,404
                             ========= =========  ========= ========== =========
Per Common Share
   Operating Income Per Share
      Basic                 $    0.73 $    0.70  $    0.70 $     0.68 $    0.63
      Diluted                    0.68      0.66       0.65       0.63      0.58
   Dividends                    0.220     0.200      0.200      0.200     0.200

Return on Average Equity
   Based on Operating Income    14.96%    14.87%     14.96%     17.62%    17.03%



CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS
--------------------------------------------------
AS A PERCENT OF AVERAGE TOTAL ASSETS
------------------------------------

                                    1998                      1997
                             -------------------  ------------------------------
                              Second     First     Fourth     Third     Second
                              Quarter   Quarter    Quarter   Quarter    Quarter
                             --------- ---------  --------- ---------- ---------
Interest Income (FTE)            7.10%     7.19%      7.28%      7.30%     7.36%
Interest Expense                (3.71)    (3.78)     (3.73)     (3.67)    (3.67)
                             --------- ---------  --------- ---------- ---------
Net Interest Income              3.39      3.41       3.55       3.63      3.69

Provision for Loan Losses       (0.09)    (0.10)     (0.09)     (0.11)    (0.11)

Net Securities Gains             0.16      0.13       0.05       0.00      0.01

Other Income                     3.44      3.44       3.36       3.76      3.55

Other Expense                   (4.44)    (4.40)     (4.47)     (4.76)    (4.75)
                             --------- ---------  --------- ---------- ---------
Income Before Taxes              2.46      2.48       2.40       2.52      2.39

Income Tax Provision            (0.93)    (0.97)     (0.92)     (0.94)    (0.89)
                             --------- ---------  --------- ---------- ---------
Return on Average Assets
   Based on Operating Income     1.53%     1.51%      1.48%      1.58%     1.50%
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


SUMMARY CONSOLIDATED TANGIBLE OPERATING INCOME AND FINANCIAL STATISTICS
-----------------------------------------------------------------------
($000's except per share data)

                                    1998                      1997
                             -------------------  ------------------------------

                              Second     First     Fourth     Third     Second
                              Quarter   Quarter    Quarter   Quarter    Quarter
                             --------- ---------  --------- ---------- ---------
Operating Income            $  78,460 $  75,506  $  75,165 $   64,780 $  59,404

Amortization, net of tax        5,206     5,379      5,292      1,064     1,064
                             --------- ---------  --------- ---------- ---------
Tangible Operating Income   $  83,666 $  80,885  $  80,457 $   65,844 $  60,468
                             ========= =========  ========= ========== =========

Tangible Operating Income Per Share

   Basic                    $    0.76 $    0.75  $    0.75 $     0.70 $    0.64

   Diluted                       0.73      0.70       0.70       0.64      0.59

Return on Average

   Tangible Assets               1.65%     1.64%      1.61%      1.61%     1.53%

   Tangible Equity              18.66     18.66      18.96      18.46     17.90


NET INTEREST INCOME
-------------------
Net interest income for the second quarter of 1998 amounted to $168.0 million, an increase of $27.1 million or 19.3% from the $140.9 million reported for the second quarter of 1997. The increase in the volume of average earning assets contributed approximately $84.4 million while the decrease in yield on earning assets, primarily loans, decreased interest income by approximately $12.1 million. The increase in the volume of average interest bearing liabilities contributed approximately $43.5 million and the increase in the cost of interest bearing liabilities contributed approximately $1.7 million to the increase in interest expense. The large changes attributable to volume reflect the effect of the acquisition of Security in the fourth quarter of 1997.

Average earning assets increased $4.2 billion or 28.6% in the second quarter of 1998 compared to the same period a year ago and increased $.3 billion since the first quarter of 1998. Including securitized adjustable rate mortgage loans
(ARMS), average loans grew approximately $3.5 billion or 32.0% compared to the second quarter of last year and increased 1.3% since the first quarter of 1998. Average securities, excluding securitized ARMs, increased $774.5 million for the three months ended June 30, 1998 compared with the same period in the prior year and increased $58.4 million since the first quarter of 1998.

Average interest bearing liabilities increased $3.6 billion or 30.1% in the second quarter of 1998 compared to the same period in 1997 and increased $144.7 million since the first quarter of 1998. Since the first quarter of 1998, average interest bearing deposits increased $76.8 million or 0.6% while average total borrowings increased $67.9 million. Average noninterest bearing deposits increased $304.2 million or 13.9% from the quarter ended June 30, 1997 to the quarter ended June 30, 1998 and $101.8 million from the prior quarter in 1998.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):


Marshall & Ilsley Corporation's quarterly average loan and lease portfolio

                                                                                        Growth Pct.
                                                                                     ------------------
                                           1998                     1997                    Second Qtr.
                                    ------------------- -----------------------------        1998 Vs.
                                     Second     First    Fourth     Third    Second          First Qtr.
                                     Quarter   Quarter   Quarter   Quarter   Quarter Annual    1998
                                    --------- --------- --------- --------- ---------------- --------
Commercial Loans                   $   3,711 $   3,400 $   3,305 $   3,163 $   3,077   20.6 %    9.1 %

Real Estate Loans
    Residential Mortgages              3,979     4,081     4,293     2,863     2,715   46.6     (2.5)
    Securitized ARM loans                929     1,025       972       437       513   81.4     (9.4)
                                    --------- --------- --------- --------- ---------------- --------
  Residential Mortgages                4,908     5,106     5,265     3,300     3,228   52.1     (3.9)

  Construction                           409       448       453       397       384    6.5     (8.7)
  Commercial Mortgages                 3,543     3,476     3,403     2,629     2,595   36.5      1.9
                                    --------- --------- --------- --------- ---------------- --------
Total Real Estate Loans                8,860     9,030     9,121     6,326     6,207   42.8     (1.9)

Personal Loans
  Personal Loans                         877       862       881       857       853    2.8      1.7
  Student Loans                          274       284       278       272       281   (2.5)    (3.5)
                                    --------- --------- --------- --------- ---------------- --------
Total Personal Loans                   1,151     1,146     1,159     1,129     1,134    1.5      0.4

Lease Financing Receivables
  Commercial                             335       322       321       287       280   19.4      4.0
  Personal                               184       163       141       114        88  109.2     12.9
                                    --------- --------- --------- --------- ---------------- --------
Lease Financing Receivables              519       485       462       401       368   40.9      7.0
                                    --------- --------- --------- --------- ---------------- --------
Total Consolidated
  Average Loans, Leases and ARMs   $  14,241 $  14,061 $  14,047 $  11,019 $  10,786   32.0 %    1.3 %
                                    ========= ========= ========= ========= ================ ========
Total Consolidated
  Average Loans and Leases         $  13,312 $  13,036 $  13,075 $  10,582 $  10,273   29.6 %    2.1 %
                                    ========= ========= ========= ========= ================ ========

As previously discussed, the annual growth is largely attributable to the Security merger.

At the end of the second quarter of 1998, approximately $142 million of ARM loans were converted into government guaranteed agency pool securities. Through the first six months of 1998, approximately $259 million of ARM loans were
securitized compared with approximately $218 million in all of 1997.   In
addition, approximately $580 million of securitized ARMs were acquired in the Security merger.

Compared with the first quarter of 1998, total consolidated average loans, leases and securitized ARMs increased $180 million. The growth in commercial and commercial real estate loans and lease financing receivables of approximately $412 million was offset by declines in total residential real estate loans and securitized ARMs and construction loans of $237 million. The increase in average commercial loans reflects, in part, the purchase of $102 million of such loans in the last half of April, 1998. The decrease in residential real estate loans and securitized ARMs reflects the effect of increased prepayments associated with customer refinancings to fixed rate loans in response to the recent interest rate environment. Generally, the Corporation sells fixed rate residential real estate loans in the secondary market. One to four family residential real estate loans sold to investors amounted to $484 million in the second quarter of 1998 compared to $106 million in the second quarter of 1997. For the six months ended June 30, 1998 sales to investors amounted to $1.0 billion compared to $215 million in the first half of 1997.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

Marshall & Ilsley Corporation's quarterly average deposits

                                                                                        Growth Pct.
                                                                                     ------------------
                                           1998                     1997                    Second Qtr.
                                    ------------------- -----------------------------        1998 Vs.
                                     Second     First    Fourth     Third    Second          First Qtr.
                                     Quarter   Quarter   Quarter   Quarter   Quarter Annual    1998
                                    --------- --------- --------- --------- ---------------- --------
Noninterest Bearing
  Commercial                       $   1,599 $   1,562 $   1,696 $   1,502 $   1,410   13.4 %    2.4 %
  Personal                               512       487       475       449       449   14.1      5.1
  Other                                  383       343       412       358       331   15.7     11.7
                                    --------- --------- --------- --------- ---------------- --------
Total Noninterest
  Bearing Deposits                     2,494     2,392     2,583     2,309     2,190   13.9      4.3

Interest Bearing
  Savings & NOW                        2,160     2,131     2,149     1,843     1,824   18.4      1.4
  Money Market                         4,021     3,805     3,676     2,849     2,796   43.8      5.7
  Other CDs & Time Deposits            4,397     4,626     4,547     3,430     3,335   31.8     (5.0)
  CDs Greater than $100,000              844       834       780       682       680   24.1      1.2
  Brokered CDs                           720       669       668       676       633   13.7      7.6
                                    --------- --------- --------- --------- ---------------- --------
Total Interest
  Bearing Deposits                    12,142    12,065    11,820     9,480     9,268   31.0      0.6
                                    --------- --------- --------- --------- ---------------- --------
Total Consolidated
  Average Deposits                 $  14,636 $  14,457 $  14,403 $  11,789 $  11,458   27.7 %    1.2 %
                                    ========= ========= ========= ========= ================ ========

Compared with the first quarter of 1998, average deposit growth amounted to $179 million or 1.2%. Money market, noninterest bearing and brokered CDs exhibited the largest growth and accounted for approximately $369 million of the growth in average deposits. Offsetting this growth were declines in other CDs and time deposits of $229 million. This shift in deposit mix reflects, in part, the maturity of special CD products which were offered at the time of the Security merger, and had a positive impact on the net interest margin.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter, prior quarter and prior year second quarter are presented in the following table. Securitized ARM loans that are classified in the balance sheet as investment securities available for sale are included with loans to make the comparative information more meaningful.

YIELD & COST ANALYSIS
---------------------
($ in millions)

                        Three Months Ended June 30,  Three Months Ended Mar. 31,  Three Months Ended June 30,
                        ---------------------------  ---------------------------  ---------------------------
                                    1998                         1998                         1997
                        ---------------------------  ---------------------------  ---------------------------
                                            Average                      Average                      Average
                          Average          Yield or    Average          Yield or    Average          Yield or
                          Balance Interest Cost (b)    Balance Interest Cost (b)    Balance Interest Cost (b)
                        ---------------------------  ---------------------------  ---------------------------
Loans and Leases (a)   $ 14,241.4 $  290.6    8.19% $ 14,061.2 $  284.7    8.23% $ 10,785.5 $  226.2    8.42%

Investment Securities:
   Taxable                3,376.1     52.7    6.32     3,352.6     54.7    6.70     2,778.2     46.4    6.69
   Tax Exempt (a)         1,067.5     18.7    7.17     1,032.5     17.9    7.19       890.8     15.5    7.07

Other Short-term
 Investments (a)            229.7      3.1    5.48       212.4      2.9    5.50       258.1      3.6    5.65
                        ---------------------------  ---------------------------  ---------------------------
Total Interest
 Earning Assets        $ 18,914.7 $  365.1    7.77% $ 18,658.7 $  360.2    7.86% $ 14,712.6 $  291.7    7.96%
                        ===========================  ===========================  ===========================

Money Market Savings   $  4,021.0 $   45.6    4.55% $  3,804.8 $   42.4    4.52% $  2,795.5 $   29.9    4.29%
Regular Savings
 & NOW                    2,160.2     11.6    2.16     2,131.1     11.4    2.18     1,824.3      9.6    2.11
Other CDs & Time
 Deposits                 4,397.2     62.3    5.68     4,626.2     65.8    5.77     3,335.8     47.4    5.70
CDs Greater than
 $100 & Brokered CDs      1,563.4     22.8    5.85     1,502.9     22.1    5.96     1,312.7     19.4    5.93
                        ---------------------------  ---------------------------  ---------------------------
Total Interest
  Bearing Deposits       12,141.8    142.3    4.70    12,065.0    141.7    4.76     9,268.3    106.3    4.60
Short-term
 Borrowings               2,360.7     31.9    5.42     2,262.9     30.8    5.52     2,021.1     27.9    5.54
Long-term
 Borrowings               1,020.5     16.5    6.48     1,050.4     17.0    6.56       643.3     11.3    7.06
                        ---------------------------  ---------------------------  ---------------------------
Total Interest
 Bearing Liabilities   $ 15,523.0 $  190.7    4.93% $ 15,378.3 $  189.5    5.00% $ 11,932.7 $  145.5    4.89%
                        ===========================  ===========================  ===========================
Net Interest Margin
 (FTE) as a Percent
 of Average Earning
 Assets                           $  174.4    3.71%            $  170.7    3.73%            $  146.2    3.99%
                                   ================             ================             ================

(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin as a percent of average earning assets declined 28 basis points since the second quarter of 1997 and decreased 2 basis points from 3.73% in the first quarter of 1998 to 3.71% in the current quarter. The yield on average earning assets decreased 9 basis points since the first quarter of 1998. The yield on loans and securitized ARMs, the largest earning asset, declined 4 basis points which had a negative impact on net interest income of approximately $1.4 million compared with the first quarter of 1998. This decline in yield reflects, in part, continued accelerated run-off of higher yielding loans and securitized ARMs due to prepayments and refinancings in response to the interest rate environment. As a result, the Corporation increased the amortization associated with the purchase accounting premium assigned to loans and investment securities acquired in the Security merger. Net interest income may continue to be adversely affected if the current prepayment experience continues. The cost of interest bearing deposits decreased 6 basis points which reflects the shift in deposit mix previously discussed along with the reduction of interest paid on selected deposit account types. Short-term and long-term borrowing costs decreased 10 and 8 basis points, respectively, compared with the first quarter of 1998.

At June 30, 1998, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate caps and floors designated as hedges to manage the interest rate volatility associated with variable rate loans and variable rate debt. In addition, the Corporation had callable receive fixed / pay floating interest rate swaps designated as hedges to offset callable CDs.

The Corporation's position with respect to interest rate swaps and interest rate caps and floors at June 30, 1998 consisted of the following ($ in millions):

    Interest Rate Swaps
    -------------------
      Notional Value                                         $600
      Weighted average receive rate                          6.21%
      Weighted average pay rate                              5.69%
      Weighted average remaining term (in years)             2.20
      Estimated fair value                                  $4.77

    Callable Interest Rate Swaps
    ----------------------------
      Notional Value                                         $295
      Weighted average receive rate                          6.40%
      Weighted average pay rate                              5.51%
      Weighted average remaining term (in years)             7.46
      Estimated fair value                                  $0.46

    Interest Rate Floors
    --------------------
      Notional Value                                          $50
      Strike Rate                                            5.63%
      Index                                                  5.70%
      Weighted average remaining term (in years)             2.38
      Estimated fair value                                  $0.15
      Unamortized premium                                   $0.28


For the three months ended June 30, 1998, the effect on net interest income resulting from the swaps, net of cap and floor premium amortization, was a positive $1.2 million compared with a positive $.6 million in the same period in 1997.

PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
------------------------------------------------------
At June 30, 1998, nonperforming assets were $98.4 million compared to $91.3 million at March 31, 1998 and $76.0 million at June 30, 1997. Nonaccrual loans and leases, the largest component of nonperforming assets, increased $8.2 million since the first quarter and increased $20.9 million since June 30, 1997. Other real estate owned decreased $0.7 million and loans and leases past due 90 days or more decreased $0.3 million since the first quarter of 1998. Compared to June 30, 1997, renegotiated loans and loans and leases past due 90 days or more decreased $0.4 million and $0.7 million, respectively. Other real estate owned increased $2.6 million since June 30, 1997, which is primarily due to branch closures associated with the Security merger which occurred in the fourth quarter of 1997.

Net charge-offs in the second quarter of 1998 amounted to $4.3 million or .04% of average loans and leases compared to net recoveries of $2.0 million or (.06)% of average loans and leases in the first quarter of 1998 and net charge-offs of $3.4 million or .13% of average loans and leases in the second quarter of 1997. The Corporation's lead bank had one large commercial loan that accounted for $2.1 million of the charge-offs in the second quarter of 1998.

The allowance for loan and lease losses amounted to $216.0 million or 1.61% of total loans at June 30, 1998 compared to $215.5 million or 1.63% at March 31, 1998 and $161.4 million or 1.54% at June 30, 1997. The coverage ratio of the allowance for loan and lease losses to nonperforming loans and leases was 247% at June 30, 1998 compared with 270% at March 31, 1998 and 238% at June 30, 1997.

The provision for loan and lease losses amounted to $4.9 million in the second quarter of 1998 compared to $4.4 million in the second quarter of 1997. The increase is primarily due to loan growth.


CONSOLIDATED CREDIT QUALITY INFORMATION
---------------------------------------
($000's)

NONPERFORMING ASSETS
--------------------

                                           1998                     1997
                                    ------------------- -----------------------------
                                     Second     First    Fourth     Third    Second
                                     Quarter   Quarter   Quarter   Quarter   Quarter
                                    --------- --------- --------- --------- ---------
Nonaccrual                         $  79,594 $  71,399 $  66,945 $  64,846 $  58,703

Renegotiated                           1,192     1,241     1,338     1,242     1,636

Past Due 90 Days or More               6,809     7,117     8,238     7,721     7,461
                                    --------- --------- --------- --------- ---------
Total Nonperforming Loans and Leases  87,595    79,757    76,521    73,809    67,800

Other Real Estate Owned               10,807    11,504    15,573     5,430     8,180
                                    --------- --------- --------- --------- ---------
Total Nonperforming Assets         $  98,402 $  91,261 $  92,094 $  79,239 $  75,980
                                    ========= ========= ========= ========= =========

ALLOWANCE FOR LOAN
   AND LEASE LOSSES                $ 216,014 $ 215,481 $ 208,651 $ 163,690 $ 161,426
                                    ========= ========= ========= ========= =========

CONSOLIDATED STATISTICS
-----------------------
Net Charge-offs (Recoveries)
   to Average Loans and Leases
     Annualized                         0.04 %   (0.06)%    0.07 %    0.08 %    0.13 %
Total Nonperforming Loans and Leases
   to Total Loans and Leases            0.65      0.61      0.58      0.68      0.65
Total Nonperforming Assets
   to Total Loans and Other
   Real Estate Owned                    0.73      0.69      0.70      0.73      0.72
Allowance for Loan and Lease Losses
   to Total Loans and Leases            1.61      1.63      1.59      1.51      1.54
Allowance for Loan and Lease Losses
   to Nonperforming Loans and Leases     247       270       273       222       238

NONACCRUAL LOANS AND LEASES BY TYPE
-----------------------------------

                                           1998                     1997
                                    ------------------- -----------------------------
                                     Second     First    Fourth     Third    Second
                                     Quarter   Quarter   Quarter   Quarter   Quarter
                                    --------- --------- --------- --------- ---------
Commercial
  Commercial, Financial &
    Agricultural                   $  19,322 $  16,659 $  12,431 $  17,280 $  13,486
  Lease Financing
    Receivables                        2,171     2,648     3,855     2,073     1,430
                                    --------- --------- --------- --------- ---------
Total Commercial                      21,493    19,307    16,286    19,353    14,916

Real Estate
  Construction and Land
    Development                        2,032     2,152     1,329       856     1,311
  Commercial Mortgage                 21,967    17,472    14,696    20,277    18,671
  Residential Mortgage                31,424    29,327    31,117    20,644    20,579
                                    --------- --------- --------- --------- ---------
Total Real Estate                     55,423    48,951    47,142    41,777    40,561

Personal                               2,678     3,141     3,517     3,716     3,226
                                    --------- --------- --------- --------- ---------
Total Nonaccrual Loans and Leases  $  79,594 $  71,399 $  66,945 $  64,846 $  58,703
                                    ========= ========= ========= ========= =========


RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN AND LEASE LOSSES ($000's)
---------------------------------------------------------------------------

                                           1998                     1997
                                    ------------------- -----------------------------
                                     Second     First    Fourth     Third    Second
                                     Quarter   Quarter   Quarter   Quarter   Quarter
                                    --------- --------- --------- --------- ---------
Beginning Balance                  $ 215,481 $ 208,651 $ 163,690 $ 161,426 $ 160,410

Provision for Loan and Lease Losses    4,868     4,865     4,478     4,348     4,396

Allowance of Bank Acquired               --        --     42,773       --        --

Loans and Leases Charged-off
   Commercial                          3,065     1,153     1,273     1,123     2,773
   Real Estate                         1,022       906       925     1,109       468
   Personal                            1,733     2,426     2,058     1,962     1,779
   Leases                                194       165       416       208       462
                                    --------- --------- --------- --------- ---------
Total Charge-offs                      6,014     4,650     4,672     4,402     5,482

Recoveries on Loans and Leases
   Commercial                            322     5,704     1,387     1,338     1,089
   Real Estate                           384       146       326       249       314
   Personal                              696       760       635       597       617
   Leases                                277         5        34       134        82
                                    --------- --------- --------- --------- ---------
Total Recoveries                       1,679     6,615     2,382     2,318     2,102
                                    --------- --------- --------- --------- ---------
Net Loans and Leases
  Charge-offs (Recoveries)             4,335    (1,965)    2,290     2,084     3,380
                                    --------- --------- --------- --------- ---------
Ending Balance                     $ 216,014 $ 215,481 $ 208,651 $ 163,690 $ 161,426
                                    ========= ========= ========= ========= =========

OTHER INCOME
------------
Total other income in the second quarter of 1998 amounted to $184.5 million, an increase of $43.7 million or 31.0%, compared to $140.8 million in the same period last year.

Data processing revenue increased $16.8 million or 20.4% from $82.3 million in the second quarter of 1997 to $99.1 million in the current quarter. Processing revenue increased $7.4 million or 12.4%. Software revenue increased $5.9 million or 48.9%. Conversion fees increased $3.7 million. All other revenue including buyout fees, which can vary from period to period, were relatively unchanged. Compared to the first quarter of 1998, revenue from data processing services increased $2.3 million or 2.3%.

Trust services revenue amounted to $22.0 million in the second quarter of 1998, an increase of $3.2 million or 17.3% compared to $18.8 million in the second quarter of 1997. All components of trust services revenue experienced an increase led by personal trust fees and corporate trust fees which each increased $1.2 million over the prior year.

Other customer services revenue amounted to $37.9 million in the second quarter of 1998 compared with $38.2 million in the first quarter of 1998 and $31.1 million in the second quarter of 1997. Other customer services revenue in the first and second quarters of 1998 include the effects of the Security merger. The decrease in revenue in the current quarter compared to the prior quarter is primarily due to a decrease in corporate finance fees attributable to the Corporation's Capital Markets Group.

Net securities gains in the second quarter of 1998 amounted to $8.0 million compared with $.3 million in the second quarter of 1997. Venture capital gains realized by the Corporation's Capital Markets Group amounted to $6.1 million of the net gains in the current quarter.

All other income amounted to $17.4 million in the second quarter of 1998 compared to $8.3 million in the second quarter of 1997. Gains from the sale of residential mortgage loans, which includes the servicing rights, increased $5.7 million. Gain on fixed asset dispositions increased $1.7 million over 1997 primarily due to the sale of two branch facilities, unrelated to recent mergers. Revenue from bank-owned life insurance acquired in the Security merger amounted to $.8 million for the three months ended June 30, 1998.


OTHER EXPENSE
-------------
Total other expenses, excluding merger/restructuring expense, in the second quarter of 1998 amounted to $227.6 million compared with $221.2 million in the first quarter of 1998 and $188.0 million in the second quarter of 1997.

Expenses of the Corporation's banking business in the second quarter of 1998 include the effects of the Security merger. The Corporation added approximately 400 full-time equivalent employees as a direct result of the merger.

The Corporation's nonbanking businesses, especially its Data Services segment ("Data Services"), continue to be the primary contributors to operating expense growth. Data Services expense growth represents over half of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth and maintenance activities for Year 2000.

Expense Control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (excluding securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 1998 and March 31, 1998 and the year ended December 31, 1997 are:

                                            Three Months    Three Months          Year
                                               Ended           Ended              Ended
            Efficiency Ratios              June 30, 1998   March 31, 1998   December 31, 1997
------------------------------------------ -------------   --------------   -----------------
Consolidated Corporation                         64.9 %          64.5 %          65.7 %

Consolidated Corporation
   Excluding Data Services                       54.4 %          55.1 %          57.1 %

Salaries and employee benefits expense amounted to $129.6 million in the second quarter of 1998 compared to $110.4 million in the second quarter of 1997, an increase of $19.2 million or 17.3%. Salaries and employee benefits expense of Data Services increased $10.9 million or 20.6% in the current quarter compared to the same period last year. At June 30, 1998 Data Services had on average approximately 628 more full time equivalent employees when compared to June 30, 1997 which reflects, in part, additional processing and service centers. In addition, expense associated with contract programmers and other temporary help primarily used in the Year 2000 project increased $1.4 million over the comparative period.

Data Services expense growth accounted for approximately $2.9 million or 73.4% of the increase in net occupancy, equipment and software expenses in the second quarter of 1998 compared to the second quarter of 1997.

The increase in payments to regulatory agencies in the second quarter of 1998 compared to the like period in the prior year reflects the additional deposits acquired in the Security merger.

The increase in professional services expense in the second quarter of 1998 compared to 1997 of $1.6 million or 38.0% is attributable to fees associated with job placement, securitizations and other consultants. Data Services accounted for approximately $.9 million of the increase in professional services expense.

Other expense amounted to $39.6 million in the second quarter of 1998, an increase of $14.7 million or 59.0% compared to the second quarter of 1997.
Other expenses associated with Data Services accounted for approximately $5.1 million of the increase including the effect of the capitalization of costs, net of amortization, associated with software development and data processing conversions. Amortization expense for goodwill, core deposit premiums and mortgage servicing rights, primarily attributable to the Security merger, increased $7.5 million. Advertising, promotion and development and customer related expense of the Corporation and its affiliates excluding Data Services increased $2.5 million.


INCOME TAXES
------------
The provision for income taxes for the three months ended June 30, 1998 amounted to $34.5 million or 35.6% of pre-tax income compared to $29.9 million or 33.5% of pre-tax income for the three months ended June 30, 1997. The change in the effective tax is primarily due to the increase in nondeductible merger/restructuring expense and goodwill amortization expense in the current quarter compared to the prior year quarter.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------
Net income for the first half of 1998 amounted to $137.7 million compared to $116.7 million in the first half of 1997. Basic and diluted earnings per share were $1.27 and $1.19, respectively for the six months ended June 30, 1998 compared to $1.23 and $1.14, respectively for the same period last year. The year to date return on average equity was 13.34% in the current period and 17.01% for the six months ended June 30, 1997.

The Corporation's results of operations for the six months ended June 30, 1998 also include the impact of the Security and Advantage mergers as previously discussed.

Operating income for the first half of 1998 was $154.0 million and basic and diluted earnings per share amounted to $1.43 and $1.34 per share, respectively, excluding the merger / restructuring charge for the Advantage merger. The return on average equity based on operating income was 14.92% for the six months ended June 30, 1998.

The following table presents a summary of each of the major elements of the consolidated income statement for the first six months of 1998 and 1997, excluding the merger / restructuring charges, stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis (FTE) where appropriate.

                                     Six Months
                                        Ended
                                       June 30,
                                -----------------------     ROA
                                  1998        1997        Impact
                                ---------   ---------   -----------
Interest Income                     7.15 %      7.34 %     (0.19)%
Interest Expense                   (3.75)      (3.65)      (0.10)
                                ---------   ---------   ---------
Net Interest Income                 3.40        3.69       (0.29)

Provision for Loan Losses          (0.10)      (0.11)       0.01

Net Securities Gains                0.14        0.01        0.13

Other Income                        3.44        3.57       (0.13)

Other Expense                      (4.41)      (4.79)       0.38
                                ---------   ---------   ---------
Income Before Taxes                 2.47        2.37        0.10

Income Taxes                       (0.95)      (0.88)      (0.07)
                                ---------   ---------   ---------
Return on Average Assets            1.52 %      1.49 %      0.03 %
                                =========   =========   =========


The increase in operating income is largely due to growth in noninterest revenue of $83.4 million, including $33.5 million in data processing services, $13.8 million in other customer services and $13.5 million in net securities gains. The net securities gains were primarily attributable to the Capital Markets Group. Net interest income increased $54.7 million. Growth in other expense, which is driven primarily by Data Services, was $74.7 million excluding the merger / restructuring charge.

CAPITAL RESOURCES
-----------------
Shareholders' equity was $2.12 billion at June 30, 1998 compared to $2.0 billion at December 31, 1997 and $1.43 billion at June 30, 1997.

The Company has net unrealized gains on securities available for sale at June 30, 1998 of $43.7 million, a decrease of $8.4 million compared to December 31, 1997.

The decrease in deferred compensation of $1.8 million from $9.3 million at December 31, 1997 to $7.5 million at June 30, 1998 reflects in part, the accelerated vesting of the Advantage bank incentive plan ($.4 million) and termination of Advantage's ESOP ($1.2 million) which were charged to merger/ restructuring as previously discussed.

During the second quarter of 1998, 147,500 shares of common stock were acquired with an aggregate cost of $7.9 million to provide the initial funding for the new Directors Deferred Compensation Plan approved at the April 28, 1998 annual meeting of shareholders.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                                 RISK-BASED CAPITAL RATIOS ($in millions)
--------------------------------------------------------------------------------------------------------------
                                           June 30, 1998                          December 31, 1997
                              --------------------------------------    --------------------------------------
                                     Amount               Ratio                Amount               Ratio
                              --------------------    --------------    --------------------    --------------
Tier 1 Capital               $   1,936.9              12.76%           $   1,821.7              12.34%
Tier 1 Capital
  Minimum Requirement              607.2               4.00                  590.5               4.00
                               ----------          ---------             ----------          ---------
Excess                       $   1,329.7               8.76%           $   1,231.2               8.34%
                               ==========          =========             ==========          =========

Total Capital                $   2,227.0              14.67%           $   2,106.5              14.27%
Total Capital
  Minimum Requirement            1,214.4               8.00                1,180.9               8.00
                               ----------          ---------             ----------          ---------
Excess                       $   1,012.6               6.67%           $     925.6               6.27%
                               ==========          =========             ==========          =========

Risk-Adjusted Assets         $  15,179.6                               $  14,761.7
                               ==========                                ==========

                                        LEVERAGE RATIOS ($in millions)
--------------------------------------------------------------------------------------------------------------
                                           June 30, 1998                          December 31, 1997
                              --------------------------------------    --------------------------------------
                                     Amount               Ratio                Amount               Ratio
                              --------------------    --------------    --------------------    --------------
Tier 1 Capital               $   1,936.9               9.59%           $   1,821.7               9.21%
Minimum Leverage Requirement       605.8 - 1,009.7     3.00 -  5.00          593.5 -   989.2     3.00 -  5.00
                              --------------------    --------------    --------------------    --------------
Excess                       $   1,331.1 -   927.2     6.59 -  4.59%   $   1,228.2 -   832.5     6.21 -  4.21%
                              ====================    ==============    ====================     =============

Adjusted Average
  Total Assets               $  20,194.9                               $  19,784.3
                               ==========                                ==========

Year 2000
---------
Year 2000 is the term used to describe the fact that many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Year 2000 issue affects virtually all companies and organizations.

Data Services began developing its plan to address Year 2000 in 1996. Data Services employs approximately 150 full-time equivalent employees who are dedicated to the Year 2000 project and maintains a dedicated code renovation center and testing facility. Code modifications and testing have been completed for licensed software and upgrades have been distributed to customers. Service bureau code modifications were completed in December 1997 with testing and system verification scheduled to take place throughout 1998. It is estimated that the net cost to change existing computer programs for both internal and external software will be approximately $34 million, an increase of $4 million from the estimate in 1997. During 1997, Data Services incurred approximately $10 million in expense related to this issue compared to $3 million in 1996. It is estimated that 1998 net expense will be approximately $15 million. Year 2000 related net expense for the six months ended June 30, 1998 amounted to approximately $7.1 million. The majority of Data Services' contracts do not provide for additional reimbursement over and above the previously contracted maintenance amounts. Future data processing revenue is critically dependent upon the successful implementation of the necessary changes.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     For a detailed discussion of market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Corporation's Annual Report on Form 10K for the year ended December 31, 1997. For additional information on the Corporation's derivative financial instruments, see Management's Discussion and Analysis of Financial Position and Results of Operations.

Interest Rate Risk
------------------

     The Corporation's consolidated static gap position as of June 30, 1998 has not materially changed since December 31, 1997.

     Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical +/- 100 basis point parallel rate shock is accomplished through the use of simulation modeling. The following table illustrates these amounts as of June 30 and March 31, 1998, and December 31, 1997, which are within the limits established by the Corporation:

                                             Impact to Pretax Net Income
Hypothetical Change                  -------------------------------------------------
  in Interest Rates                  June 30, 1998   March 31, 1998  December 31, 1997
-------------------                  -------------   --------------  -----------------
100 basis point Shock Up                  (7.4%)          (7.2%)             (7.1%)
100 basis point Shock Down                 5.9%            6.0%               6.1%

     These results are based solely on the repricing characteristics of the balance sheet, adjusted for expected prepayments, due to immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition for impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action would include, but would not be limited to, adjustments to the repricing characteristics of any on or off balance sheet item with regard to short-term rate projections and current market value assessments.

     Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environments. This technique involves determining the present value of all contractual asset and liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. The fair value of equity at risk is less than 1.0% of the market value of the Corporation as of June 30, 1998.

                                PART II - OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

C. During the period covered by this report, 63,500 shares of the Registrant's Common Stock were issued pursuant to employee stock options which had been gifted to family members of the original option holder. The option exercise prices were $57.00 and $57.625 per share. The issuance of the securities was exempt from the registration provisions of the Securities Act of 1933, as amended, as a transaction not involving a public offering.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

A.   The Corporation held its Annual Meeting of Shareholders on April 28,
     1998.

     Votes cast for the election of seven directors to serve until the 2001 Annual Meeting of Shareholders are as follows:

           Director               For       Against    Abstentions  Non-Vote
      --------------------    ----------   ---------   -----------  --------
      Jon F. Chait            83,135,465   1,335,279        --         --
      D.J. Kuester            83,096,934   1,373,810        --         --
      Edward L. Meyer, Jr.    83,165,678   1,305,066        --         --
      Don R. O'Hare           82,811,374   1,659,370        --         --
      San W. Orr, Jr.         83,131,800   1,338,944        --         --
      J.A. Puelicher          82,737,717   1,733,027        --         --
      Stuart W. Tisdale       83,049,522   1,421,222        --         --


     Votes cast to approve the amendments to the 1994 Long-Term Incentive Plan for Executives are as follows:

                                  For        Against   Abstentions  Non-Vote
                              ----------   ----------  -----------  --------
                              68,537,460   12,998,578   2,933,502     1,204


     Votes cast to approve the Directors Deferred Compensation Plan are as follows:

                                 For        Against    Abstentions  Non-Vote
                              ----------   ----------  -----------  --------
                              75,269,084    6,129,507   3,070,949     1,204


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.   Exhibits:

     Exhibit 11 - Statements - Computation of Earnings Per Share

     Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

     Exhibit 27 - Financial Data Schedule


B.   Reports on Form 8-K:

     None.

                               SIGNATURES
                               ----------

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


August 14, 1998