Form 10-Q
period 1998-09-30
MARSHALL & ILSLEY CORP/WI/
filed 1998-11-16
CIK 62741

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998
              -------------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                      October 31, 1998
            -----                                      ----------------
Common Stock, $1.00 Par Value                             106,065,959

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                              September 30, December 31,  September 30,
Assets                                            1998          1997          1997
------                                      ------------------------------------------
Cash and cash equivalents:
  Cash and due from banks                   $     596,478 $     817,491 $     809,321
  Federal funds sold and
    security resale agreements                     51,498        34,586        99,358
  Money market funds                              280,952        65,986        49,458
                                            ------------------------------------------
Total cash and cash equivalents                   928,928       918,063       958,137

Investment Securities:
  Trading securities                               57,219        43,644        39,303
  Short-term investments, available for sale       49,796        37,018        43,289
  Other available for sale at market value      4,359,883     4,208,616     3,188,488
  Held to maturity, market value $1,099,744
  ($1,203,872 December 31, and $1,128,632
  September 30, 1997)                           1,058,452     1,176,688     1,109,218
                                            ------------------------------------------
Total investment securities                     5,525,350     5,465,966     4,380,298

Loans and leases                               13,729,765    13,101,912    10,814,322
  Less: Allowance for loan and lease losses       218,706       208,651       163,690
                                            ------------------------------------------
Net loans and leases                           13,511,059    12,893,261    10,650,632

Premises and equipment, net                       360,096       351,423       331,021
Accrued interest and other assets                 882,748       873,445       432,998
                                            ------------------------------------------
Total Assets                                $  21,208,181 $  20,502,158 $  16,753,086
                                            ==========================================
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $   2,629,976 $   2,753,320 $   2,501,039
  Interest bearing                             11,866,461    12,267,008     9,459,592
                                            ------------------------------------------
Total deposits                                 14,496,437    15,020,328    11,960,631
Funds purchased and security
    repurchase agreements                       2,298,997     1,486,663     1,714,538
Other short-term borrowings                       847,033       658,597       671,592
Accrued expenses and other liabilities            504,494       516,779       426,457
Long-term borrowings                              866,563       797,362       501,450
                                            ------------------------------------------
Total liabilities                              19,013,524    18,479,729    15,274,668

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 685,314 shares issued            685           685           685
  Common stock, $1.00 par value; 112,757,546
    shares issued (113,185,374 December 31,
    and 103,377,331 September 30, 1997)           112,757       113,185       103,377
  Additional paid-in capital                      610,577       620,899       208,035
  Retained earnings                             1,605,680     1,460,646     1,407,692
  Less: Treasury common stock, at cost;
        6,581,090 shares (7,765,169 December 31,
        and 10,621,925 September 30, 1997)        186,692       215,787       282,069
        Deferred compensation                      15,321         9,297         3,259
  Net unrealized gains on securities
    available for sale, net of related taxes       66,971        52,098        43,957
                                            ------------------------------------------
Total shareholders' equity                      2,194,657     2,022,429     1,478,418
                                            ------------------------------------------
Total Liabilities and
  Shareholders' Equity                      $  21,208,181 $  20,502,158 $  16,753,086
                                            ==========================================

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                          Three Months Ended September 30,
                                          --------------------------------
Interest income                                   1998          1997
---------------                             ----------------------------
  Loans and leases                          $     274,529 $     223,275
  Investment securities:
    Taxable                                        71,421        56,501
    Exempt from Federal income taxes               13,345        11,268
  Trading securities                                  657           506
  Short-term investments                            2,557         2,470
                                            ----------------------------
Total interest income                             362,509       294,020

Interest expense
----------------
  Deposits                                        142,183       111,071
  Short-term borrowings                            34,085        27,765
  Long-term borrowings                             16,774        11,900
                                            ----------------------------
Total interest expense                            193,042       150,736
                                            ----------------------------
Net interest income                               169,467       143,284
Provision for loan and lease losses                 4,769         4,348
                                            ----------------------------
Net interest income after
  provision for loan and lease losses             164,698       138,936

Other income
------------
  Data processing services                        102,205        86,653
  Trust services                                   23,807        20,072
  Other customer services                          38,146        34,092
  Net securities gains                              3,568           196
  Other                                            15,975        13,664
                                            ----------------------------
Total other income                                183,701       154,677

Other expense
-------------
  Salaries and employee benefits                  131,217       113,724
  Net occupancy                                    11,271        10,070
  Equipment                                        26,212        22,148
  Software expenses                                 5,591         5,037
  Payments to regulatory agencies                   1,193           776
  Processing charges                                6,190         6,812
  Supplies and printing                             4,430         3,828
  Professional services                             6,049         4,434
  Other                                            33,633        28,907
                                            ----------------------------
Total other expense                               225,786       195,736
                                            ----------------------------
Income before income taxes                        122,613        97,877
Provision for income taxes                         42,458        33,097
                                            ----------------------------
Net income                                  $      80,155 $      64,780
                                            ============================
Net income per common share
---------------------------
  Basic                                     $        0.74 $        0.68
  Diluted                                            0.70          0.63

Dividends paid per common share             $       0.220 $       0.200

Weighted average common shares outstanding:
  Basic                                           106,043        92,486
  Diluted                                         115,329       102,273

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                           Nine Months Ended September 30,
                                           -------------------------------
Interest income                                   1998          1997
---------------                             ----------------------------
  Loans and leases                          $     811,904 $     646,399
  Investment securities:
    Taxable                                       215,691       168,877
    Exempt from Federal income taxes               38,516        31,916
  Trading securities                                1,684         1,493
  Short-term investments                            7,548         8,391
                                            ----------------------------
Total interest income                           1,075,343       857,076

Interest expense
----------------
  Deposits                                        426,221       319,396
  Short-term borrowings                            96,806        80,664
  Long-term borrowings                             50,235        35,867
                                            ----------------------------
Total interest expense                            573,262       435,927
                                            ----------------------------
Net interest income                               502,081       421,149
Provision for loan and lease losses                14,502        13,155
                                            ----------------------------
Net interest income after
  provision for loan and lease losses             487,579       407,994

Other income
------------
  Data processing services                        298,131       249,074
  Trust services                                   67,314        57,801
  Other customer services                         114,244        96,351
  Net securities gains                             18,262         1,362
  Other                                            49,544        30,475
                                            ----------------------------
Total other income                                547,495       435,063

Other expense
-------------
  Salaries and employee benefits                  387,204       332,069
  Net occupancy                                    33,260        30,782
  Equipment                                        76,148        65,382
  Software expenses                                15,659        14,294
  Payments to regulatory agencies                   3,704         2,335
  Processing charges                               18,443        19,573
  Supplies and printing                            13,722        12,389
  Professional services                            16,308        12,769
  Merger /Restructuring                            23,373           --
  Other                                           110,121        80,242
                                            ----------------------------
Total other expense                               697,942       569,835
                                            ----------------------------
Income before income taxes                        337,132       273,222
Provision for income taxes                        119,279        91,702
                                            ----------------------------
Net income                                  $     217,853 $     181,520
                                            ============================
Net income per common share
---------------------------
  Basic                                     $        2.01 $        1.92
  Diluted                                            1.89          1.78

Dividends paid per common share             $       0.640 $       0.585

Weighted average common shares outstanding:
  Basic                                           105,758        92,443
  Diluted                                         115,270       102,259

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                  1998          1997
                                            ----------------------------
Net Cash Provided by Operating Activities   $     259,838 $     233,956

Cash Flows From Investing Activities:
-------------------------------------
  Net increase in securities with
    maturities of three months or less            (12,500)         (200)
  Proceeds from sales of securities
    available for sale                            149,995       432,140
  Proceeds from maturities of longer
    term securities                             1,098,190       495,489
  Purchases of longer term securities            (987,206)     (979,461)
  Net increase in loans                          (893,358)     (874,029)
  Purchases of assets to be leased               (207,141)     (191,029)
  Principal payments on lease receivables         172,863       131,865
  Fixed asset purchases, net                      (48,705)      (44,025)
  Other                                            11,448         9,166
                                            ----------------------------
    Net cash used in
       investing activities                      (716,414)   (1,020,084)
                                            ----------------------------
Cash Flows From Financing Activities:
-------------------------------------
  Net increase (decrease) in deposits            (523,891)      314,058
  Proceeds from issuance of commercial paper      542,348       299,710
  Payments for maturity of commercial paper (641,501) (208,507) Net increase in other short-term
    borrowings                                  1,215,977       502,844
  Proceeds from issuance of long-term debt         85,886       123,026
  Payments of long-term debt                     (139,539)     (214,600)
  Dividends paid                                  (72,215)      (57,066)
  Purchases of treasury stock                     (13,296)      (48,751)
  Other                                            13,672        16,535
                                            ----------------------------
    Net cash provided by financing
       activities                                 467,441       727,249
                                            ----------------------------
Net increase (decrease)
  in cash and cash equivalents                     10,865       (58,879)

Cash and cash equivalents,
  beginning of year                               918,063     1,017,016
                                            ----------------------------
Cash and cash equivalents,
  end of period                             $     928,928 $     958,137
                                            ============================
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                $     577,029 $     423,511
    Income taxes                                  101,812        73,752

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                     September 30, 1998 & 1997 (Unaudited)

 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("Corporation") 1997 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1997 consolidated financial statements and analyses have been reclassified to conform with the 1998 presentation.

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

 3. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                         Three Months Ended September 30, 1998
                                         -------------------------------------
                                                                       Per
                                              Income   Average Shares Share
                                            (Numerator)(Denominator)  Amount
                                           ---------------------------------
   Net Income                              $   80,155
   Convertible Preferred Dividends             (1,689)
                                            ----------
   Basic Earnings Per Share
        Income Available to
          Common Shareholders              $   78,466      106,043  $  0.74

   Effect of Dilutive Securities
       Convertible Preferred Stock              1,689        7,677
       Stock Options and
         Restricted Stock Plans                    --        1,609
                                            ---------- ------------
   Diluted Earnings Per Share
       Income Available to
         Common Shareholders
           Plus Assumed Conversions        $   80,155      115,329  $  0.70


                                         Three Months Ended September 30, 1997
                                         -------------------------------------
                                                                       Per
                                              Income   Average Shares Share
                                            (Numerator)(Denominator)  Amount
                                           ---------------------------------
   Net Income                              $   64,780
   Convertible Preferred Dividends             (1,535)
                                            ----------
   Basic Earnings Per Share
        Income Available to
          Common Shareholders              $   63,245       92,486  $  0.68

   Effect of Dilutive Securities
       Convertible Preferred Stock              1,535        7,677
       Stock Options, Restricted Stock
          and Performance Plan                      --       2,110
                                            ---------- ------------
   Diluted Earnings Per Share
       Income Available to
         Common Shareholders
           Plus Assumed Conversions        $   64,780      102,273  $  0.63

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                     September 30, 1998 & 1997 (Unaudited)

                                          Nine Months Ended September 30, 1998
                                          ------------------------------------
                                                                       Per
                                              Income   Average Shares Share
                                            (Numerator)(Denominator)  Amount
                                           ---------------------------------
   Net Income                              $  217,853
   Convertible Preferred Dividends             (4,913)
                                            ----------
   Basic Earnings Per Share
        Income Available to
          Common Shareholders              $  212,940      105,758  $  2.01

   Effect of Dilutive Securities
       Convertible Preferred Stock              4,913        7,677
       Stock Options and
         Restricted Stock Plans                    --        1,835
                                            ---------- ------------
   Diluted Earnings Per Share
       Income Available to
         Common Shareholders
           Plus Assumed Conversions        $  217,853      115,270  $  1.89


                                          Nine Months Ended September 30, 1997
                                          ------------------------------------
                                                                       Per
                                              Income   Average Shares Share
                                            (Numerator)(Denominator)  Amount
                                           ---------------------------------
   Net Income                              $  181,520
   Convertible Preferred Dividends             (4,135)
                                            ----------
   Basic Earnings Per Share
        Income Available to
          Common Shareholders              $  177,385       92,443  $  1.92

   Effect of Dilutive Securities
       Convertible Preferred Stock              4,135        7,051
       8.5% Convertible Debt                      232          627
       Stock Options, Restricted Stock
         and Performance Plans                     --        1,978
       Forward Repurchase Contract                 --          160
                                            ---------- ------------
   Diluted Earnings Per Share
       Income Available to
         Common Shareholders
           Plus Assumed Conversions        $  181,752      102,259  $  1.78

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                     September 30, 1998 & 1997 (Unaudited)

 4. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                            September 30, December 31,  September 30
                                                1998          1997          1997
                                          ------------------------------------------
  Other investment securities available for sale:
     U.S. treasury and
       government agencies                $   3,990,061 $   3,880,813 $   3,016,852
     State and political subdivisions             1,434           487           298
     Other                                      368,388       327,316       171,338
                                          ------------------------------------------
     Other available for sale             $   4,359,883 $   4,208,616 $   3,188,488
                                          ==========================================

  Investment securities held to maturity:
     U.S. treasury and
       government agencies                $          -- $     168,665 $     148,579
     State and political subdivisions         1,054,152       925,644       878,025
     Other                                        4,300        82,379        82,614
                                          ------------------------------------------
     Held to maturity                     $   1,058,452 $   1,176,688 $   1,109,218
                                          ==========================================


 5.  The Corporation's loan and lease portfolio consists of the following
     ($000's):

                                            September 30, December 31,  September 30
                                                1998          1997          1997
                                          ------------------------------------------
  Commercial, financial & agricultural    $   4,007,022 $   3,395,227 $   3,269,988
  Real estate:
     Construction                               419,520       458,671       413,810
     Residential Mortgage                     3,985,730     4,146,416     2,923,711
     Commercial Mortgage                      3,591,558     3,450,896     2,650,774
                                          ------------------------------------------
  Total real estate                           7,996,808     8,055,983     5,988,295
  Personal                                    1,167,002     1,161,608     1,135,723
  Lease financing                               558,933       489,094       420,316
                                          ------------------------------------------
                                          $  13,729,765 $  13,101,912 $  10,814,322
                                          ==========================================

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                     September 30, 1998 & 1997 (Unaudited)

 6.  The Corporation's deposit liabilities consists of the following ($000's):

                                            September 30, December 31,  September 30
                                                1998          1997          1997
                                          ------------------------------------------
  Noninterest bearing demand              $   2,629,976 $   2,753,320 $   2,501,039

  Savings and NOW                             6,348,828     5,858,845     4,648,179
  Other time deposits $100 and over           1,602,204     1,463,643     1,347,485
  Other time deposits under $100              3,915,429     4,944,520     3,463,928
                                          ------------------------------------------
                                          $  14,496,437 $  15,020,328 $  11,960,631
                                          ==========================================


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

     Net interest income and net income of the previously separate enterprises for the three months ended March 31, 1998 prior to the consummation of the merger and a reconciliation of the net interest income and net income of the Corporation as previously reported for the three months and nine months ended September 30, 1997 to the amounts for those periods in the accompanying consolidated financial statements as restated for the pooling of interests are as follows ($000's):

                                    Three         Three          Nine
                                    Months        Months        Months
                                    Ended         Ended         Ended
                                  March 31,    September 30, September 30,
                                     1998          1997          1997
                                 ----------------------------------------
   Net interest income:

      Corporation              $     156,637 $     135,518 $     398,400
      Advantage Bancorp                7,964         7,766        22,749
                                 ------------  ------------  ------------
   Combined                    $     164,601 $     143,284 $     421,149
                                 ============  ============  ============


   Net income:

      Corporation              $      72,931 $      61,864 $     173,285
      Advantage Bancorp                2,575         2,916         8,235
                                 ------------  ------------  ------------
   Combined                    $      75,506 $      64,780 $     181,520
                                 ============  ============  ============

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                     September 30, 1998 & 1997 (Unaudited)

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

                                                    Three Months Ended
                                          -----------------------------------
                                          September 30,         September 30,
                                              1998                  1997
                                          ------------          ------------
  Net income                            $      80,155         $      64,780

  Other comprehensive income

     Unrealized gains (losses) on
     securities, net of tax:
       Arising during the period               25,020                14,767
       Reclassification for securities
         transactions included in
         net income                            (1,779)                  (57)
                                          ------------          ------------
                                               23,241                14,710
                                          ------------          ------------
  Total comprehensive income            $     103,396         $      79,490
                                          ============          ============


                                                   Nine Months Ended
                                          -----------------------------------
                                          September 30,         September 30,
                                              1998                  1997
                                          ------------          ------------
  Net income                            $     217,853         $     181,520

  Other comprehensive income

     Unrealized gains (losses) on
     securities, net of tax:
       Arising during the period               18,373                14,979
       Reclassification for securities
         transactions included in
         net income                            (3,500)                  630
                                          ------------          ------------
                                               14,873                15,609
                                          ------------          ------------
  Total comprehensive income            $     232,726         $     197,129
                                          ============          ============


     Other comprehensive income as shown is net of deferred income tax expenses of $13,298 and $8,584 for the three months and $8,464 and $9,075 for the nine months ended September 30, 1998 and 1997, respectively.

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                     September 30, 1998 & 1997 (Unaudited)

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

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                          Three Months Ended September 30,
                                          --------------------------------
Assets                                            1998          1997
------                                      ----------------------------
Cash and due from banks                     $     640,704 $     617,092

Trading securities                                 51,050        40,549
Short-term investments                            191,666       179,385
Other investment securities:
  Taxable                                       4,461,150     3,339,556
  Tax-exempt                                    1,107,902       938,949
                                            ----------------------------
Total investment securities                     5,811,768     4,498,439

Loans and leases:
  Commercial                                    3,857,381     3,163,275
  Real estate                                   7,863,491     5,889,056
  Personal                                      1,153,680     1,128,613
  Lease financing                                 541,679       401,019
                                            ----------------------------
                                               13,416,231    10,581,963
  Less: Allowance for loan and lease losses       217,847       163,066
                                            ----------------------------
Total loans and leases                         13,198,384    10,418,897

Premises and equipment, net                       357,903       334,154
Accrued interest and other assets                 895,205       411,916
                                            ----------------------------
Total Assets                                $  20,903,964 $  16,280,498
                                            ============================
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                       $   2,583,802 $   2,308,471
  Interest bearing                             12,205,667     9,480,431
                                            ----------------------------
Total deposits                                 14,789,469    11,788,902
Funds purchased and security repurchase
  agreements                                    2,278,791     1,802,359
Other short-term borrowings                       168,448       178,425
Long-term borrowings                            1,033,687       659,642
Accrued expenses and other liabilities            479,417       392,725
                                            ----------------------------
Total liabilities                              18,749,812    14,822,053

Shareholders' equity                            2,154,152     1,458,445
                                            ----------------------------
Total Liabilities and Shareholders' Equity  $  20,903,964 $  16,280,498
                                            ============================

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                           Nine Months Ended September 30,
                                           -------------------------------
Assets                                            1998          1997
------                                      ----------------------------
Cash and due from banks                     $     648,964 $     601,077

Trading securities                                 43,669       40,567
Short-term investments                            184,724      200,631
Other investment securities:
  Taxable                                       4,381,673    3,340,644
  Tax-exempt                                    1,069,575      894,612
                                             --------------------------
Total investment securities                     5,679,641    4,476,454

Loans and leases:
  Commercial                                    3,658,059    3,069,145
  Real estate                                   7,932,551    5,690,128
  Personal                                      1,150,182    1,143,223
  Lease financing                                 515,441      371,080
                                             --------------------------
                                               13,256,233   10,273,576
  Less: Allowance for loan and lease losses       215,227      162,733
                                             --------------------------
Total loans and leases                         13,041,006   10,110,843

Premises and equipment, net                       355,669      331,685
Accrued interest and other assets                 889,042      412,026
                                             --------------------------
Total Assets                                 $ 20,614,322 $ 15,932,085
                                             ==========================
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                        $  2,490,592 $  2,206,138
  Interest bearing                             12,138,017    9,304,694
                                             --------------------------
Total deposits                                 14,628,609   11,510,832
Funds purchased and security repurchase
  agreements                                    1,996,051    1,784,571
Other short-term borrowings                       350,168      179,720
Long-term borrowings                            1,046,196      676,081
Accrued expenses and other liabilities            487,338      371,740
                                             --------------------------
Total liabilities                              18,508,362   14,522,944

Shareholders' equity                            2,105,960    1,409,141
                                             --------------------------
Total Liabilities and Shareholders' Equity   $ 20,614,322 $ 15,932,085
                                             ==========================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------
Net income for the third quarter of 1998 amounted to $80.2 million compared to $64.8 million for the same period in the prior year. Basic and diluted earnings per share were $.74 and $.70 respectively for the three months ended September 30, 1998, compared with $.68 and $.63, respectively for the three months ended September 30, 1997. The return on average assets and average equity were 1.52% and 14.76% for the quarter ended September 30, 1998 and 1.58% and 17.62% for the quarter ended September 30, 1997.

The Corporation's results of operations and financial position for 1998 include the effects of the merger with Security Capital Corporation ("Security") which was completed on October 1, 1997 and accounted for as a purchase. Security had approximately $2.2 billion of loans and $2.3 billion of deposits at the time of merger.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis
(FTE) where appropriate - for the current quarter and previous four quarters. Operating income for the second quarter of 1998 excluded the merger/restructuring charge of $16.3 million ($23.4 million before-tax) associated with the merger with Advantage.

SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
-------------------------------------------------------------------------
($000' except per share data)
-----------------------------
                                      1998                        1997
                         -------------------------------  --------------------
                           Third     Second      First     Fourth      Third
                          Quarter    Quarter    Quarter    Quarter    Quarter
                         ---------  ---------  ---------  ---------  ---------
Interest Income         $ 362,509  $ 358,747  $ 354,087  $ 363,257  $ 294,020
Interest Expense         (193,042)  (190,734)  (189,486)  (189,859)  (150,736)
                         ---------  ---------  ---------  ---------  ---------
Net Interest Income       169,467    168,013    164,601    173,398    143,284

Provision for Loan Losses  (4,769)    (4,868)    (4,865)    (4,478)    (4,348)

Net Securities Gains        3,568      8,031      6,663      2,765        196

Other Income              180,133    176,471    172,629    170,641    154,481

Other Expense            (225,786)  (227,629)  (221,154)  (227,376)  (195,736)
                         ---------  ---------  ---------  ---------  ---------
Income Before Taxes       122,613    120,018    117,874    114,950     97,877

Income Tax Provision      (42,458)   (41,558)   (42,368)   (39,785)   (33,097)
                         ---------  ---------  ---------  ---------  ---------
Operating Income        $  80,155  $  78,460  $  75,506  $  75,165  $  64,780
                         =========  =========  =========  =========  =========
Per Common Share
  Operating Income Per Share
    Basic               $    0.74  $    0.73  $    0.70  $    0.70  $    0.68
    Diluted                  0.70       0.68       0.66       0.65       0.63
  Dividends                 0.220      0.220      0.200      0.200      0.200

Return on Average Equity
  Based on Operating Income 14.76%     14.96%     14.87%     14.96%     17.62%

CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE
--------------------------------------------------------------------------
TOTAL ASSETS
------------
                                    1998                          1997
                         -------------------------------  ---------------------
                           Third      Second     First      Fourth     Third
                          Quarter    Quarter    Quarter    Quarter    Quarter
                         ---------  ---------  ---------  ---------  ---------
Interest Income (FTE)        7.01%      7.10%      7.19%      7.28%      7.30%
Interest Expense            (3.67)     (3.71)     (3.78)     (3.73)     (3.67)
                         ---------  ---------  ---------  ---------  ---------
Net Interest Income          3.34       3.39       3.41       3.55       3.63

Provision for Loan Losses   (0.09)     (0.09)     (0.10)     (0.09)     (0.11)

Net Securities Gains         0.07       0.16       0.13       0.05       0.00

Other Income                 3.42       3.44       3.44       3.36       3.76

Other Expense               (4.29)     (4.44)     (4.40)     (4.47)     (4.76)
                         ---------  ---------  ---------  ---------  ---------
Income Before Taxes          2.45       2.46       2.48       2.40       2.52

Income Tax Provision        (0.93)     (0.93)     (0.97)     (0.92)     (0.94)
                         ---------  ---------  ---------  ---------  ---------
Return on Average Assets
  Based on Operating Income  1.52%      1.53%      1.51%      1.48%      1.58%
                         =========  =========  =========  =========  =========

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

SUMMARY CONSOLIDATED TANGIBLE OPERATING INCOME AND FINANCIAL STATISTICS
-----------------------------------------------------------------------
($000' except per share data)
-----------------------------
                                    1998                          1997
                         -------------------------------  --------------------
                           Third      Second     First      Fourth     Third
                          Quarter    Quarter    Quarter    Quarter    Quarter
                         ---------  ---------  ---------  ---------  ---------
Operating Income        $  80,155  $  78,460  $  75,506  $  75,165  $  64,780

Amortization, net of tax    5,199      5,206      5,379      5,292      1,064
                         ---------  ---------  ---------  ---------  ---------
Tangible Operating
  Income                $  85,354  $  83,666  $  80,885  $  80,457  $  65,844
                         =========  =========  =========  =========  =========

Tangible Operating Income Per Share

  Basic                 $    0.76  $    0.76  $    0.75  $    0.75  $    0.70

  Diluted                    0.74       0.73       0.70       0.70       0.64

Return on Average

  Tangible Assets            1.64%      1.65%      1.64%      1.61%      1.61%

  Tangible Equity           18.26      18.66      18.66      18.96      18.46

NET INTEREST INCOME
-------------------
Net interest income for the third quarter of 1998 amounted to $169.5 million, an increase of $26.2 million or 18.3% from the $143.3 million reported for the third quarter of 1997. The increase in the volume of average earning assets contributed approximately $83.7 million while the decrease in yield on earning assets, primarily loans, decreased interest income by approximately $15.2 million. The increase in the volume of average interest bearing liabilities contributed approximately $43.2 million to the increase in interest expense and was partially offset by the decrease in the rate of interest bearing liabilities which reduced interest expense by approximately $.9 million. The large changes attributable to volume reflect the effect of the acquisition of Security in the fourth quarter of 1997.

Average earning assets increased $4.1 billion or 27.5% in the third quarter of 1998 compared to the same period a year ago and increased $0.3 billion since the second quarter of 1998. Including securitized adjustable rate mortgage loans
(ARMS), average loans grew approximately $3.3 billion or 30.2% compared to the third quarter of last year and increased .8% since the second quarter of 1998. Average securities, excluding securitized ARMs, increased $0.8 billion for the three months ended September 30, 1998 compared with the same period in the prior year and increased $0.2 billion since the second quarter of 1998.

Average interest bearing liabilities increased $3.6 billion or 29.4% in the third quarter of 1998 compared to the same period in 1997 and increased $163.6 million since the second quarter of 1998. Since the second quarter of 1998, average interest bearing deposits increased $63.8 million or .5% while average total borrowings increased $99.8 million. Average noninterest bearing deposits increased $275.3 million or 11.9% from the quarter ended September 30, 1997 to the quarter ended September 30, 1998 and $90.0 million from the prior quarter in 1998.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

Marshall & Ilsley Corporation's quarterly average loan and lease portfolio

                                                                                      Growth Pct.
                                                                                  ---------------------
                                           1998                       1997                   Third Qtr.
                               -----------------------------  -------------------             1998 Vs.
                                 Third     Second    First      Fourth    Third              Second Qtr
                                Quarter   Quarter   Quarter    Quarter   Quarter   Annual     1998
                               --------- --------- ---------  --------- --------- --------- ---------
Commercial Loans              $   3,857 $   3,711 $   3,400  $   3,305 $   3,163      21.9 %     3.9 %

Real Estate Loans
  Residential Mortgages           3,915     3,979     4,081      4,293     2,863      36.7      (1.6)
  Securitized ARM loans             933       929     1,025        972       437     113.5       0.4
                               --------- --------- ---------  --------- --------- --------- ---------
 Residential Mortgages            4,848     4,908     5,106      5,265     3,300      46.9      (1.2)

 Construction                       404       409       448        453       397       1.8      (1.2)
 Commercial Mortgages             3,544     3,543     3,476      3,403     2,629      34.8       0.0
                               --------- --------- ---------  --------- --------- --------- ---------
Total Real Estate Loans           8,796     8,860     9,030      9,121     6,326      39.0      (0.7)

Personal Loans
 Personal Loans                     895       877       862        881       857       4.4       2.1
 Student Loans                      259       274       284        278       272      (4.8)     (5.5)
                               --------- --------- ---------  --------- --------- --------- ---------
Total Personal Loans              1,154     1,151     1,146      1,159     1,129       2.2       0.3

Lease Financing Receivables
 Commercial                         331       335       322        321       287      15.3      (1.2)
 Personal                           211       184       163        141       114      85.1      14.7
                               --------- --------- ---------  --------- --------- --------- ---------
Lease Financing Receivables         542       519       485        462       401      35.2       4.4
                               --------- --------- ---------  --------- --------- --------- ---------
Total Consolidated
  Average Loans, Leases
  and ARMs                    $  14,349 $  14,241 $  14,061  $  14,047 $  11,019      30.2 %     0.8 %
                               ========= ========= =========  ========= ========= ========= =========
Total Consolidated
  Average Loans and Leases    $  13,416 $  13,312 $  13,036  $  13,075 $  10,582      26.8 %     0.8 %
                               ========= ========= =========  ========= ========= ========= =========

As previously discussed, the annual growth is largely attributable to the Security merger.

In the first six months of 1998, approximately $259 million of ARM loans were converted into government guaranteed agency pool securities. There were no securitizations in the quarter ended September 30, 1998 and approximately $218 million in all of 1997. In addition, approximately $580 million of securitized ARMs were acquired in the Security merger.

Compared with the second quarter of 1998, total consolidated average loans, leases and securitized ARMs increased $108 million. The growth in commercial loans of approximately $146 million and lease financing receivables of $23 million were partially offset by a decline in residential real estate loans and securitized ARMs of $64 million. The decrease in residential real estate loans and securitized ARMs reflects the effect of increased prepayments associated with customer refinancings to fixed rate loans in response to the recent interest rate environment. Generally, the Corporation sells fixed rate residential real estate loans in the secondary market. One to four family residential real estate loans sold to investors amounted to $443 million in the third quarter of 1998 compared to $245 million in the third quarter of 1997.
For the nine months ended September 30, 1998 sales to investors amounted to $1.4 billion compared to $461 million in the first nine months of 1997.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                                                                      Growth Pct.
                                                                                  --------------------
                                           1998                       1997                Third Qtr.
                               -----------------------------  -------------------            1998 Vs.
                                 Third     Second    First      Fourth    Third               Second Qtr
                                Quarter   Quarter   Quarter    Quarter   Quarter   Annual     1998
                               --------- --------- ---------  --------- --------- --------- ---------
Noninterest Bearing
  Commercial                  $   1,670 $   1,599 $   1,562  $   1,696 $   1,502      11.2 %     4.4 %
  Personal                          507       512       487        475       449      12.9      (1.0)
  Other                             407       383       343        412       358      13.7       6.3
                               --------- --------- ---------  --------- --------- --------- ---------
Total Noninterest
  Bearing Deposits                2,584     2,494     2,392      2,583     2,309      11.9       3.6

Interest Bearing
  Savings & NOW                   2,152     2,160     2,131      2,149     1,843      16.8      (0.4)
  Money Market                    4,233     4,021     3,805      3,676     2,849      48.6       5.3
  Other CDs & Time Deposits       4,231     4,397     4,626      4,547     3,430      23.4      (3.8)
  CDs Greater than $100,000         810       844       834        780       682      18.8      (4.0)
  Brokered CDs                      779       720       669        668       676      15.2       8.2
                               --------- --------- ---------  --------- --------- --------- ---------
Total Interest
  Bearing Deposits               12,205    12,142    12,065     11,820     9,480      28.7       0.5
                               --------- --------- ---------  --------- --------- --------- ---------
Total Consolidated
  Average Deposits            $  14,789 $  14,636 $  14,457  $  14,403 $  11,789      25.4 %     1.0 %
                               ========= ========= =========  ========= ========= ========= =========

Compared with the second quarter of 1998, average deposit growth amounted to $153 million or 1.05%. Money market, noninterest bearing and brokered CDs exhibited the largest growth and accounted for approximately $361 million of the growth in average deposits. Offsetting this growth were declines in other CDs and time deposits of $166 million. This shift in deposit mix reflects, in part, the maturity of special CD products which were offered at the time of the Security merger, and had a positive impact on the net interest margin.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter, prior quarter and prior year third quarter are presented in the following table. Securitized ARM loans that are classified in the balance sheet as investment securities available for sale are included with loans to make the comparative information more meaningful.

YIELD & COST ANALYSIS  ($ in millions)

                           Three Months Ended         Three Months Ended          Three Months Ended
                        -------------------------  -------------------------  --------------------------
                           September 30, 1998            June 30, 1998            September 30, 1997
                        -------------------------  -------------------------  --------------------------
                                          Average                    Average                    Average
                        Average           Yield or Average           Yield or Average           Yield or
                        Balance  Interest Cost (b) Balance  Interest Cost (b) Balance  Interest Cost (b)
                        -------------------------- -------------------------- --------------------------
Loans and Leases (a)   $14,348.9 $  292.4    8.10%$14,241.4 $  290.6    8.19%$11,018.1 $  231.9    8.36%

 Investment Securities:
    Taxable              3,528.5     54.0    6.14   3,376.1     52.7    6.32   2,903.4     48.3    6.67
    Tax Exempt (a)       1,107.9     19.4    7.05   1,067.5     18.7    7.17     938.9     16.4    7.07

 Other Short-term
  Investments (a)          242.7      3.3    5.39     229.7      3.1    5.48     220.0      3.0    5.04
                        -------------------------- -------------------------- --------------------------
 Total Interest
  Earning Assets       $19,228.0 $  369.1    7.65%$18,914.7 $  365.1    7.77%$15,080.4 $  299.6    7.91%
                        ========================== ========================== ==========================

 Money Market Savings  $ 4,232.8 $   48.6    4.55%$ 4,021.0 $   45.6    4.55%$ 2,849.1 $   31.2    4.34%
 Regular Savings
  & NOW                  2,151.9     10.5    1.94   2,160.2     11.6    2.16   1,843.1     10.0    2.16
 Other CDs & Time
  Deposits               4,231.6     59.9    5.61   4,397.2     62.3    5.68   3,430.3     49.5    5.73
 CDs Greater than
  $100 & Brokered CDs    1,589.4     23.2    5.79   1,563.4     22.8    5.85   1,358.0     20.4    5.96
                        -------------------------- -------------------------- --------------------------
 Total Interest
   Bearing Deposits     12,205.7    142.2    4.62  12,141.8    142.3    4.70   9,480.5    111.1    4.65
 Short-term
  Borrowings             2,447.2     34.1    5.53   2,360.7     31.9    5.42   1,980.8     27.7    5.56
 Long-term
  Borrowings             1,033.7     16.8    6.44   1,020.5     16.5    6.48     659.6     11.9    7.14
                        -------------------------- -------------------------- --------------------------
 Total Interest
  Bearing Liabilities  $15,686.6 $  193.1    4.88%$15,523.0  $ 190.7    4.93%$12,120.9 $  150.7    4.93%
                        ========================== ========================== ==========================
 Net Interest Margin
  (FTE) as a Percent
  of Average Earning
  Assets                         $  176.0    3.65%           $  174.4    3.71%         $  148.9    3.93%
                                  ================            ================          ================

(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin as a percent of average earning assets declined 28 basis points since the third quarter of 1997 and decreased 6 basis points from 3.71% in the second quarter of 1998 to 3.65% in the current quarter. The yield on average earning assets decreased 12 basis points since the second quarter of 1998. This decline in yield reflects continued run-off of higher yielding loans and securitized ARMs and investment securities as well as accelerated amortization of purchase accounting premiums assigned to acquired loans and investment securities due to prepayments and refinancings in response to the interest rate environment. The yield on loans and securitized ARMs, the largest earning asset, declined 9 basis points which had a negative impact on net interest income of approximately $32.6 million compared with the second quarter of 1998. Net interest income may continue to be adversely affected if the current prepayment experience continues. The cost of interest bearing deposits decreased 8 basis points from the previous quarter which reflects the shift in deposit mix previously discussed along with the reduction of interest paid on selected deposit account types. Short-term borrowing costs increased 11 basis points and long-term borrowing costs decreased 4 basis points, respectively, compared with the second quarter of 1998. The increase in short-term borrowing costs compared to the prior quarter reflects a shift in the mix of funding sources from special programs which were available during the second quarter.

At September 30, 1998, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate caps and floors designated as hedges to manage the interest rate volatility associated with variable rate loans and variable rate debt. In addition, the Corporation had callable receive fixed / pay floating interest rate swaps designated as hedges to offset callable CDs.

The Corporation's position with respect to interest rate swaps and interest rate caps and floors designated as hedges at September 30, 1998 consisted of the following ($ in millions):

 Interest Rate Swaps
 -------------------
    Notional Value                                   $675
    Weighted average receive rate                    6.16%
    Weighted average pay rate                        5.62%
    Weighted average remaining term (in years)       2.24
    Estimated fair value                           $16.73

 Callable Interest Rate Swaps
 ----------------------------
    Notional Value                                   $297
    Weighted average receive rate                    6.34%
    Weighted average pay rate                        5.48%
    Weighted average remaining term (in years)       7.50
    Estimated fair value                            $3.36

 Interest Rate Caps/Floors
 -------------------------
    Notional Value                                    $50
    Strike Rate                                      5.63%
    Index                                            5.59%
    Weighted average remaining term (in years)       2.13
    Estimated fair value                            $0.51
    Unamortized premium                             $0.25

For the three months ended September 30, 1998, the effect on net interest income resulting from the swaps, net of cap and floor premium amortization, was a positive $1.2 million compared with a positive $.6 million in the same period in 1997. See also the discussion of derivative financial instruments entered into on behalf of customers and the Corporation's related offsetting positions under "Other Income."


PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
------------------------------------------------------
At September 30, 1998, nonperforming assets were $100.2 million compared to
$98.4 million at June 30, 1998 and $79.2 million at September 30, 1997.
Nonaccrual loans and leases, the largest component of nonperforming assets, were relatively unchanged compared to the second quarter.  Other real estate owned increased $1.4 million and loans and leases past due 90 days or more increased
$.4 million since the second quarter of 1998.  The increase in other real estate is primarily due to the closure of a former Advantage administrative facility.
Other real estate owned increased $6.8 million since September 30, 1997, which is primarily due to branch closures associated with the Security merger which occurred in the fourth quarter of 1997.

Net charge-offs in the third quarter of 1998 amounted to $2.1 million or .06%
of average loans and leases compared to net charge-offs of $4.3 million or .13% of average loans and leases in the second quarter of 1998 and net charge-offs of $2.1 million or .08% of average loans and leases in the third quarter of 1997. The Corporation's lead bank had one large commercial loan that accounted for $2.1 million of the charge-offs in the second quarter of 1998.

The allowance for loan and lease losses amounted to $218.7 million or 1.59% of total loans and leases at September 30, 1998 compared to $216.0 million or 1.61% at June 30, 1998 and $163.7 million or 1.51% at September 30, 1997. The coverage ratio of the allowance for loan and lease losses to nonperforming loans and leases was 248% at September 30, 1998 compared with 247% at June 30, 1998 and 222% at September 30, 1997.

The provision for loan and lease losses amounted to $4.8 million in the third quarter of 1998 compared to $4.3 million in the third quarter of 1997. The increase is primarily due to loan growth.

CONSOLIDATED CREDIT QUALITY INFORMATION
---------------------------------------
 NONPERFORMING ASSETS  ($000's)
 ------------------------------

                                                 1998                     1997
                                    -----------------------------  -------------------
                                      Third     Second    First      Fourth    Third
                                     Quarter   Quarter   Quarter    Quarter   Quarter
                                    --------- --------- ---------  --------- ---------
 Nonaccrual                        $  79,645 $  79,594 $  71,399  $  66,945 $  64,846

 Renegotiated                          1,129     1,192     1,241      1,338     1,242

 Past Due 90 Days or More              7,249     6,809     7,117      8,238     7,721
                                    --------- --------- ---------  --------- ---------
 Total Nonperforming Loans
   and Leases                         88,023    87,595    79,757     76,521    73,809

 Other Real Estate Owned              12,212    10,807    11,504     15,573     5,430
                                    --------- --------- ---------  --------- ---------
 Total Nonperforming Assets        $ 100,235 $  98,402 $  91,261  $  92,094 $  79,239
                                    ========= ========= =========  ========= =========

 ALLOWANCE FOR LOAN AND
   LEASE LOSSES                    $ 218,706 $ 216,014 $ 215,481  $ 208,651 $ 163,690
                                    ========= ========= =========  ========= =========


 CONSOLIDATED STATISTICS
 -----------------------
 Net Charge-offs (Recoveries)
    to Average Loans and Leases
      Annualized                        0.06%     0.13%    (0.06)%     0.07%     0.08%
 Total Nonperforming Loans and Leases
    to Total Loans and Leases           0.64      0.65      0.61       0.58      0.68
 Total Nonperforming Assets
    to Total Loans and Other
    Real Estate Owned                   0.73      0.73      0.69       0.70      0.73
 Allowance for Loan and Lease Losses
    to Total Loans and Leases           1.59      1.61      1.63       1.59      1.51
 Allowance for Loan and Lease Losses
    to Nonperforming Loans and Leases    248       247       270        273       222

 NONACCRUAL LOANS AND LEASES BY TYPE  ($000's)
 ---------------------------------------------

                                                 1998                     1997
                                    -----------------------------  -------------------
                                      Third     Second    First      Fourth    Third
                                     Quarter   Quarter   Quarter    Quarter   Quarter
                                    --------- --------- ---------  --------- ---------
 Commercial
   Commercial, Financial &
     Agricultural                  $  14,506 $  19,322 $  16,659  $  12,431 $  17,280
   Lease Financing
     Receivables                       2,812     2,171     2,648      3,855     2,073
                                    --------- --------- ---------  --------- ---------
 Total Commercial                     17,318    21,493    19,307     16,286    19,353

 Real Estate
   Construction and Land
     Development                       2,901     2,032     2,152      1,329       856
   Commercial Mortgage                22,244    21,967    17,472     14,696    20,277
   Residential Mortgage               34,797    31,424    29,327     31,117    20,644
                                    --------- --------- ---------  --------- ---------
 Total Real Estate                    59,942    55,423    48,951     47,142    41,777

 Personal                              2,385     2,678     3,141      3,517     3,716
                                    --------- --------- ---------  --------- ---------
 Total Nonaccrual Loans and Leases $  79,645 $  79,594 $  71,399  $  66,945 $  64,846
                                    ========= ========= =========  ========= =========


 RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN AND LEASE LOSSES   ($000's)
 -----------------------------------------------------------------------------

                                                 1998                     1997
                                    -----------------------------  -------------------
                                      Third     Second    First      Fourth    Third
                                     Quarter   Quarter   Quarter    Quarter   Quarter
                                    --------- --------- ---------  --------- ---------
 Beginning Balance                 $ 216,014 $ 215,481 $ 208,651  $ 163,690 $ 161,426

 Provision for Loan and Lease Losses   4,769     4,868     4,865      4,478     4,348

 Allowance of Bank Acquired              --        --        --      42,773       --

 Loans and Leases Charged-off
    Commercial                           510     3,237     1,153      1,273     1,123
    Real Estate                        1,369       815       906        925     1,109
    Personal                           1,714     1,768     2,426      2,058     1,962
    Leases                               131       194       165        416       208
                                    --------- --------- ---------  --------- ---------
 Total Charge-offs                     3,724     6,014     4,650      4,672     4,402

 Recoveries on Loans and Leases
    Commercial                           274       373     5,704      1,387     1,338
    Real Estate                          717       385       146        326       249
    Personal                             633       644       760        635       597
    Leases                                23       277         5         34       134
                                    --------- --------- ---------  --------- ---------
 Total Recoveries                      1,647     1,679     6,615      2,382     2,318
                                    --------- --------- ---------  --------- ---------
 Net Loans and Leases
   Charge-offs (Recoveries)            2,077     4,335    (1,965)     2,290     2,084
                                    --------- --------- ---------  --------- ---------
 Ending Balance                    $ 218,706 $ 216,014 $ 215,481  $ 208,651 $ 163,690
                                    ========= ========= =========  ========= =========

OTHER INCOME
------------
Total other income in the third quarter of 1998 amounted to $183.7 million, an increase of $29.0 million or 18.7%, compared to $154.7 million in the same period last year.

Data processing revenue increased $15.6 million or 17.9% from $86.7 million in the third quarter of 1997 to $102.2 million in the current quarter. Processing revenue increased $11.8 million or 19.5%. Software revenue increased $2.2
million or 15.8%.  Conversion fees increased $1.4 million.    All other revenue
including buyout fees, which can vary from period to period, were relatively unchanged. Compared to the second quarter of 1998, revenue from data processing services increased $3.1 million or 3.1%. Revenue growth levels in 1999 may be below historical patterns due to the loss of a significant customer because of an acquisition and general reluctance of potential customers to change their information processing or application systems with year 2000 rapidly approaching.

Trust services revenue amounted to $23.8 million in the third quarter of 1998, an increase of $3.7 million or 18.6% compared to $20.1 million in the third quarter of 1997.

Other customer services revenue amounted to $38.1 million in the third quarter of 1998 compared with $37.9 million in the second quarter of 1998 and $34.1 million in the third quarter of 1997. Other customer services revenue in 1998 includes the effect of the Security merger.

Net securities gains in the third quarter of 1998 amounted to $3.6 million compared with $.2 million in the third quarter of 1997. During the third quarter of 1998, the holding company sold equity securities for a gain of $1.3 million. In addition, the Corporation's banking affiliates sold available for sale treasury securities for a gain of $2.4 million.

All other income amounted to $16.0 million in the third quarter of 1998 compared to $13.7 million in the third quarter of 1997. Gains from the sale of residential mortgage loans, which includes the servicing rights, increased $3.4 million. Revenue from bank-owned life insurance acquired in the Security merger amounted to $.8 million for the three months ended September 30, 1998. Rent income was $.5 million larger than the 1997 same quarter due to additional rental space from the Security merger. Gain on fixed asset dispositions decreased $3.0 million from the third quarter of 1997 primarily due to branch deposit and facilities sales made in 1997.

In addition to utilizing interest rate swaps, caps and floors for hedging purposes as discussed previously under "Net Interest Income", in September 1998, the Corporation began trading in swap agreements for its customers. The Corporation's market risk from these transactions is minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indexes. The Corporation's position with respect to interest rate swaps held for trading purposes at September 30, 1998 consisted of the following ($ in millions):

 Customer Trading Interest Rate Swaps
 ------------------------------------
    Received Fixed
    Notional Value                                    $30
    Weighted average receive rate                    5.70%
    Weighted average pay rate                        5.31%
    Weighted average remaining term (in years)       6.08
    Estimated fair value                            $1.04

    Pay Fixed
    Notional Value                                    $30
    Weighted average receive rate                    5.31%
    Weighted average pay rate                        5.65%
    Weighted average remaining term (in years)       6.08
    Estimated fair value                           ($0.96)

Market value changes on trading interest rate swaps are recognized as a component of "Other Income" in the period of change. The impact of these transactions were not material for the quarter ended September 30, 1998.


OTHER EXPENSE
-------------
Total other expense in the third quarter of 1998 amounted to $225.8 million compared with $227.6 million in the second quarter of 1998 and $195.7 million in the third quarter of 1997.

Expenses of the Corporation's banking business in the third quarter of 1998 include the effects of the Security merger. The Corporation added approximately 400 full-time equivalent employees as a direct result of the merger.

The Corporation's nonbanking businesses, especially its Data Services segment ("Data Services"), continue to be the primary contributors to operating expense growth. Data Services expense growth represents over half of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth and maintenance activities for Year 2000. Expense growth of Trust Services reflects increased activity in its outsourcing services business and expense growth of the Corporation's residential mortgage banking reflects the significant increase in volume of originations and accelerated amortization of mortgage servicing rights due to increased prepayments.

Expense Control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (excluding securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 1998 and June 30, 1998 and the year ended December 31, 1997 are:
                             Three Months Three Months     Year
                                Ended        Ended         Ended
                             September 30,  June 30,    December 31,
Efficiency Ratios                1998         1998          1997
----------------------       -----------  -----------  -------------
Consolidated Corporation         63.4%        64.9%         65.7 %

Consolidated Corporation
  Excluding Data Service         53.3%        54.4%         57.1 %

Salaries and employee benefits expense amounted to $131.2 million in the third quarter of 1998 compared to $113.7 million in the third quarter of 1997, an increase of $17.5 million or 15.4%. Salaries and employee benefits expense of Data Services increased $9.1 million or 16.4% in the current quarter compared to the same period last year. At September 30, 1998 Data Services had on average approximately 268 more full time equivalent employees when compared to September 30, 1997 which reflects, in part, additional processing and service centers. Compared to the third quarter of 1997, expense growth in the current quarter in salaries and employee benefits amounted to $5.1 million for banking and Support Services, $1.9 million for Trust Services and $0.9 for residential mortgage banking.

Data Services expense growth accounted for approximately $3.7 million or 64.3% of the increase in net occupancy, equipment and software expenses in the third quarter of 1998 compared to the third quarter of 1997.

The increase in payments to regulatory agencies in the third quarter of 1998 compared to the like period in the prior year reflects the additional deposits acquired in the Security merger.

The increase in professional services expense in the third quarter of 1998 compared to 1997 of $1.6 million or 36.4% is attributable to fees associated with job placement, loan originations and refinancings and other consultants. Data Services accounted for approximately $.4 million of the increase in professional services expense.

Other expense amounted to $33.6 million in the third quarter of 1998, an increase of $4.7 million or 16.3% compared to the third quarter of 1997. Other expenses associated with Data Services accounted for approximately $1.3 million of the increase. Amortization expense for goodwill, core deposit premiums and mortgage servicing rights, primarily attributable to the Security merger, increased $6.7 million and includes accelerated amortization for mortgage servicing rights due to the increase in prepayments associated with refinancings which is expected to continue. Advertising, promotion and development and customer related expense of the Corporation and its affiliates excluding Data Services increased $.7 million. These increases were partially offset by a $2.3 million decrease in expense for deferred liabilities tied to the value of the Corporation's Common Stock due to the rapid increase in the stock price in 1997 and the revision and funding of this plan in 1998. Due to accelerated prepayment activity, the Corporation reduced its recourse obligations associated with securitized ARM's by $2.4 million in the third quarter of 1998.

INCOME TAXES
------------
The provision for income taxes for the three months ended September 30, 1998 amounted to $42.5 million or 34.6% of pre-tax income compared to $33.1 million or 33.8% of pre-tax income for the three months ended September 30, 1997. The change in the effective tax is primarily due to the increase in non-deductible goodwill amortization expense in the current quarter compared to the prior year quarter.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------
Net income for the nine months ended September 30, 1998 amounted to $217.9 million compared to $181.5 million in the same period of 1997. Basic and diluted earnings per share were $2.01 and $1.89, respectively for the nine months ended September 30, 1998 compared to $1.92 and $1.78, respectively for the same period last year. The year to date return on average equity was 13.83% in the current period and 17.22% for the nine months ended September 30, 1997.

The Corporation's results of operations for the nine months ended September 30, 1998 include the impact of the Security merger as previously discussed. On April 1, 1998, the Corporation completed the merger with Advantage Bancorp, Inc. ("Advantage") a Kenosha, Wisconsin based savings and loan holding company by issuing 1.2 shares of the Corporation's Common Stock for each share of Advantage Common Stock. The transaction was accounted for as a pooling of interests. In conjunction with this transaction, the Corporation recorded a merger / restructuring charge of approximately $16.3 million ($23.4 million before-tax) in the quarter ended June 30, 1998. A detailed discussion of the components of the merger / restructuring is contained in the Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 1998. The charge as recorded has not materially changed.

Operating income for the first nine months of 1998 was $234.1 million and basic and diluted earnings per share amounted to $2.17 and $2.03 per share, respectively, excluding the merger / restructuring charge for the Advantage merger. The return on average equity based on operating income was 1.52% for the nine months ended September 30, 1998.

The following table presents a summary of each of the major elements of the consolidated income statement for the first nine months of 1998 and 1997, excluding the merger / restructuring charges, stated as a percent of average consolidated assets - converted to a fully taxable equivalent basis (FTE) where appropriate.

                                   Nine Months Ended
                                     September 30,
                                 ---------------------      ROA
                                   1998        1997        Impact
                                 ---------   ---------    --------
       Interest Income               7.10%       7.33%      (0.23)%
       Interest Expense             (3.72)      (3.66)      (0.06)
                                 ---------   ---------    --------
       Net Interest Income           3.38        3.67       (0.29)

       Provision for Loan
         and Lease Losses           (0.09)      (0.11)       0.02

       Net Securities Gains          0.12        0.01        0.11

       Other Income                  3.43        3.64       (0.21)

       Other Expense                (4.38)      (4.79)       0.41
                                 ---------   ---------    --------
       Income Before Taxes           2.46        2.42        0.04

       Income Taxes                 (0.94)      (0.90)      (0.04)
                                 ---------   ---------    --------
       Return on Average Assets      1.52%       1.52%      (0.00)%
                                 =========   =========    ========

The increase in operating income is largely due to growth in noninterest revenue of $112.4 million, including $49.1 million in data processing services, $17.9 million in other customer services, $16.9 million in net securities gains and $9.5 million in Trust services. Approximately $4.9 million of the increase in net securities gains were attributable to the Capital Markets Group. Net interest income increased $80.9 million. Growth in other expense, which is driven primarily by Data Services, was $104.7 million excluding the merger / restructuring charge.

CAPITAL RESOURCES
-----------------
Shareholders' equity was $2.19 billion at September 30, 1998 compared to $2.02 billion at December 31, 1997 and $1.48 billion at September 30, 1997.

The Company has net unrealized gains on securities available for sale at September 30, 1998 of $67.0 million, an increase of $14.9 million compared to December 31, 1997.

The increase in deferred compensation of $6.0 million from $9.3 million at December 31, 1997 to $15.3 million at September 30, 1998 reflects the partial funding of the Corporation's Directors Deferred Compensation Plan for $7.9 million, partially offset by the accelerated vesting of the Advantage bank incentive plan of $.4 million and the termination of Advantage's ESOP at $1.2 million.

In connection with the acquisition of Advantage Bancorp, Inc., the Company rescinded its stock repurchase program effective March 16, 1998. During the third quarter of 1998, the Company did not repurchase any shares of its own common stock. Based on recent market conditions, the Corporation intends to begin acquiring its common stock to fund benefit plans and for other business purposes. Any such purchases may be conducted through open market or privately negotiated transactions. The price, timing and actual number of shares purchased will depend on market conditions.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

RISK-BASED CAPITAL RATIOS  ($IN MILLIONS)
-----------------------------------------

                                         September 30, 1998                     December 31, 1997
                                ------------------------------------   -----------------------------------
                                       Amount              Ratio              Amount             Ratio
                                ------------------- ----------------   ------------------ ----------------
Tier 1 Capital                 $ 1,998.1              12.89 %         $ 1,821.7             12.34 %
Tier 1 Capital
  Minimum Requirement              620.0               4.00               590.5              4.00
                                ---------           --------           ---------          --------
Excess                         $ 1,378.1               8.89 %         $ 1,231.2              8.34 %
                                =========           ========           =========          ========


Total Capital                  $ 2,272.2              14.66 %         $ 2,106.5             14.27 %
Total Capital
  Minimum Requirement            1,240.0               8.00             1,180.9              8.00
                                ---------           --------           ---------          --------
Excess                         $ 1,032.2               6.66 %         $   925.6              6.27 %
                                =========           ========           =========          ========


Risk-Adjusted Assets           $15,499.6                              $14,761.7
                                =========                              =========


LEVERAGE RATIOS  ($IN MILLIONS)
-------------------------------

                                         September 30, 1998                     December 31, 1997
                                ------------------------------------   -----------------------------------
                                       Amount              Ratio              Amount             Ratio
                                ------------------- ----------------   ------------------ ----------------
Tier 1 Capital                 $ 1,998.1               9.75 %         $ 1,821.7              9.21 %
Minimum Leverage Requirement       614.9 - 1,024.8     3.00 -  5.00       593.5 -  989.2     3.00 -  5.00
                                ------------------- ----------------   ------------------ ----------------
Excess                         $ 1,383.2 -   973.3     6.75 -  4.75 % $ 1,228.2 -  832.5     6.21 -  4.21 %
                                =================== ================   ================== ================


Adjusted Average Total Assets  $20,496.2                              $19,784.3
                                =========                              =========

Year 2000
---------
Year 2000 is the term used to describe the fact that many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The term also refers to devices with imbedded technology that are time sensitive and may fail to recognize year 2000 correctly. This issue affects virtually all companies and organizations.

The Corporation recognizes the need to ensure its operations and income stream will not be adversely impacted by year 2000 related events. The Board of Directors reviews the plans associated with this problem. They receive periodic updates on plan revisions, progress achieved compared to targets and the costs involved. Also, the Corporation Internal Audit Group is evaluating the processes and procedures used to address the problem and the progress being made. Proactive "information sharing" is encouraged by the Corporation, both internally and externally, through an employee newsletter, written communications and regional workshops with customers, the Corporation's Web site, trade groups, vendors, utilities and the government.

The Corporation has made it a priority to resolve any potential business issues connected with year 2000 and has made solid progress toward protecting itself from the risks associated with it. However, despite the detailed planning, execution and verification steps taken by the Corporation, there can be no assurance that all issues have been identified or successfully resolved.

The following is a summary of the risks, state of readiness, contingency plans and estimated costs for addressing year 2000. For purposes of this discussion, the summary has been segregated between Data Services and the remainder of the Corporation and Subsidiaries. The Corporation's banking affiliates are heavily reliant on Data Services with respect to their core processing systems (loans and deposits).

                                DATA SERVICES
                                -------------
Data Services is in the business of developing, maintaining, and running software serving the financial services industry. Banking institutions comprise the majority of its customers. Future data processing revenue is critically dependent upon successfully implementing the necessary changes to ensure year 2000 compliance.

Data Services began developing its plan to address Year 2000 in 1996. Data Services employs approximately 150 full-time equivalent employees who are dedicated to the Year 2000 project and maintains a dedicated code renovation center and testing facility. Code modifications and testing have been completed for licensed software and upgrades have been distributed to customers. Service bureau code modifications were completed in December 1997. In September and October of 1998 the service bureau core application systems were converted and are now running on year 2000 compliant software. "19xx" testing and system verification have been completed by a selected group of customers. Additional "20xx" testing and verification are currently in process with customer acceptance expected in March 1999. M&I's banking affiliates are participants in both of these testing phases. Data Services will continue testing to ensure other modifications and enhancements implemented prior to Year 2000 are compliant. Because Data Services is in a technology business, it is heavily reliant on software and hardware products. Data Services is in the process of inventorying and validating year 2000 compliance for all third-party software and computer hardware including mainframe, open systems, network and desktop equipment.

With the most critical phase of the year 2000 project almost complete, the physical infrastructure including elevators, security systems, heating and air conditioning are being assessed. The majority of testing, system modifications and infrastructure changes will be completed in the second quarter of 1999.

In August 1998 Data Services received ITAA*2000 certification from the Information Technology Association of America. The program examines processes and methods used by companies to perform their year 2000 software conversions. In addition, Data Services progress and plans are subject to periodic review and evaluation by banking regulatory agencies.

In August 1998 Data Services adopted a "Year 2000 Contingency Strategy" plan which is an expansion of their pre-existing "Services Continuity Recovery" plan. This plan includes an analysis of "most reasonably likely year 2000 worst case scenarios" and their planned solutions to those scenarios. The plan meets all the Federal Financial Institutions Examination Council's (FFIEC) guidelines. Examples of these scenarios and planned solutions are, a power interruption at a data processing facility mitigated by an onsite generator, and simultaneous disasters at all data processing locations mitigated by the use of a prearranged third party facility.

             CORPORATION AND SUBSIDIARIES (Excluding Data Services)
             ------------------------------------------------------
The Corporation and its other affiliates began addressing Year 2000 in 1997. The overall process is being coordinated through M&I Support Services which has a dedicated function addressing the issue. Their mission includes providing an overall plan, communicating and documenting the process and reporting of progress including periodic reporting to the banking affiliates primary regulator(s). In addition, a coordinator has been appointed from each affiliate bank and division of the Corporation. In some cases external resources or consultants are contracted for assistance with the project or for specific business line solutions. Planning of the project was completed in June 1997. The inventory of hardware, software, electronic equipment and building systems was completed in January 1998. Designated "Mission Critical Software" has been renovated and is in the validation phase which is projected to be completed in the fourth quarter of 1998.

The risk assessment phase of analyzing vendor readiness, and testing hardware is substantially complete. The plan for renovation of systems is in process. This phase includes developing an action plan for each inventory item, developing hardware and "Non-Mission Critical" software upgrades and/or replacement schedules and implementation. Major items in this group needing upgrades or replacement include PCs, ATMs and their related networks. The remaining phases include testing of implementation, certification of hardware, software, office machines and building systems. The Corporation anticipates this process to be completed in the second quarter of 1999.

The Corporation also has a risk that major loan customers may incur year 2000 problems that might inhibit their ability to repay their obligations or affect the Corporation's ability to access collateral in the event of default. All customers with loans exceeding a specified threshold amount have been sent a year 2000 questionnaire designed to summarize their state of readiness. Additional mailings or phone contact is being made with loan customers that have not responded to initial requests for information. Those responding to the mail surveys or contacted by phone have been assessed and assigned a risk factor for year 2000 readiness. These assessments have become a part of the Corporation ongoing Credit Review process and the risk factor assigned is a component in assessing the adequacy of the allowance for loan and lease losses. Applicants for certain types and sizes of new loans are required to submit similar information which will be used in the underwriting and monitoring processes.

Although M&I has had contingency plans (disaster recovery) in place covering major business disruptions like power outages and communications or computer system failures for some time, in January 1998, the Corporation began to revise these plans to specifically include year 2000 issues. As a part of this process the Corporation is identifying a list of "most reasonably likely worst case scenarios" and action plans to minimize business disruption if they were to occur. The major scenarios identified take into account the Corporation's dependency on utilities, government and customer behavior over which it has very limited control. Reviews have been made of the year 2000 programs and contingency plans for the Federal Reserve and major utilities. Periodic updates of their progress in following their year 2000 readiness timetables are being made. Contingency plan revisions are expected to be completed in the second quarter of 1999.

                            YEAR 2000 RELATED COSTS
                            -----------------------
The majority of Data Services' contracts do not provide for additional reimbursement over and above the previously contracted maintenance amounts. The current estimate of the Corporation's total net direct cost for the year 2000 effort as outlined above is approximately $39 million with Data Services representing approximately 88% of that amount. Approximately $21 million or 53% has been expensed through September 30, 1998. The cost for the three and nine months ended September 30, 1998 were $5 million and $11 million, respectively. Costs for the comparable three and nine months in 1997 were approximately $2 million and $6 million, respectively. It is estimated that total 1998 net expense will be approximately $14 million. Prior periods amounts have been restated to conform with the additional guidance issued by the Securities and Exchange Commission on November 9, 1998, which, among other things, more clearly defines the types of expenses that should be disclosed. Replacement equipment and software are being capitalized or expensed in accordance with the Corporation's normal accounting policies. The effect of writing off the net book value of equipment or software that is not Year 2000 compliant is included in the above estimates.

                       Forward-Looking Statements
                       --------------------------
This Management's Discussion and Analysis of Financial Position contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding M&I's risks, state of readiness, contingency plans and estimated costs for addressing Year 2000 issues. Forward-looking statements are subject to significant risks and uncertainties and M&I's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in such forward-looking statements include, but are not limited to: (1) unanticipated problems or delays encountered in making information systems Year 2000 compliant, (2) higher than anticipated costs in attaining Year 2000 compliance, (3) unanticipated litigation or other disputes with customers, suppliers or others involving Year 2000 issues, (4) erroneous certifications from third parties as to Year 2000 compliance, and (5) those factors set under "Forward-Looking Statements" in Part I of M&I's Annual Report on Form 10-K for the year ended December 31, 1997 which are incorporated herein by reference.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------
For a detailed discussion of market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Corporation's Annual Report on Form 10K for the year ended December 31, 1997. For additional information on the Corporation's derivative financial instruments, see Management's Discussion and Analysis of Financial Position and Results of Operations.

Interest Rate Risk
------------------
The Corporation's consolidated static gap position as of September 30, 1998 has not materially changed since December 31, 1997.

Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical +/- 100 basis point parallel rate shock is accomplished through the use of simulation modeling. The following table illustrates these amounts as of September 30 and June 30, 1998, and December 31, 1997, which are within the limits established by the Corporation:

Hypothetical Change                          Impact to Pretax Net Income
in Interest Rates                --------------------------------------------
-------------------              September 30,       June 30,    December 31,
                                     1998              1998          1997
                                 -------------   -------------   ------------
100 basis point Shock Up            (7.2%)            (7.4%)        (7.1%)
100 basis point Shock Down           4.9%              5.9%          6.1%

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

Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environments. This technique involves determining the present value of all contractual asset and liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. The fair value of equity at risk is less than 1.5% of the market value of the Corporation as of September 30, 1998.

In September 1998 the Corporation began acting as an intermediary for swap agreements on behalf of its customers. These are derivative financial instruments and are matched off by the Corporation to eliminate exposure to market risk. For a more detailed discussion of these items, see the discussion of derivative financial instruments under "Other Income."

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


November 16, 1998