Form 10-K
period 1998-12-31
MARSHALL & ILSLEY CORP/WI/
filed 1999-03-10
CIK 62741

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE
  ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                          Commission File No. 0-1220

                         MARSHALL & ILSLEY CORPORATION
            (Exact name of registrant as specified in its charter)

               Wisconsin                             39-0968604
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

        770 North Water Street
         Milwaukee, Wisconsin                           53202
    (Address of principal executive                  (Zip Code)
               offices)

Registrant's telephone number, including area code: (414) 765-7801

  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock--$1.00 par value
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant is $6,286,077,000 as of January 29, 1999. The number of shares of common stock outstanding as of January 29, 1999 is 106,094,123.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 27, 1999.

                                    PART I

ITEM 1. BUSINESS

                                    General

  Marshall & Ilsley Corporation ("M&I" or the "Corporation"), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). As of December 31, 1998, M&I had consolidated total assets of approximately $21.6 billion and consolidated total deposits of approximately $15.9 billion, making M&I the second largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

  M&I's principal assets are the stock of its bank and nonbank subsidiaries and the assets of its Data Services Division ("M&I Data Services"). M&I's subsidiaries include 27 commercial banks, one federal savings bank and a number of companies engaged in businesses that the Federal Reserve Board (the "FRB") has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

  M&I's bank and savings association subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin, and in the Phoenix, Arizona metropolitan area, and the northern Chicago, Illinois suburbs. These subsidiaries offer retail, institutional, international, business and correspondent banking, investment and trust services through the operation of over 230 banking offices in Wisconsin, 13 offices in Arizona and 6 offices in Illinois. The M&I bank and saving association subsidiaries hold a significant portion of their mortgage and investment portfolios indirectly through their ownership interest in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank ("M&I Bank") is M&I's largest bank subsidiary, with consolidated assets as of December 31, 1998 of approximately $9.4 billion.

  M&I Data Services and three nonbank subsidiaries are major suppliers of financial and data processing services and software to banking, financial and related organizations. M&I Data Services provides services and software to over 650 financial institution customers in the United States, as well as institutions in numerous foreign countries. M&I's nonbank subsidiaries operate a variety of bank-related businesses, including those providing investment management services, insurance services, trust services, equipment lease financing, commercial and residential mortgage banking, home equity financing, venture capital, brokerage services and financial advisory services. M&I Investment Management Corp. offers a full range of asset management services to M&I's trust company subsidiaries, the Marshall Funds and other individual, business and institutional customers. M&I's trust company subsidiaries provide trust and employee benefit plan services to customers in Wisconsin, Arizona and Florida. M&I First National Leasing Corp. and M&I Leasing Corp. of Michigan lease a variety of equipment and machinery to large and small businesses. M&I Dealer Finance, Inc. provides lease financing. M&I Mortgage Corp. originates, purchases, sells and services residential mortgages. M&I Home Equity Corp. and M&I Home Equity Corp. of Minnesota provide consumer home equity loans. The Richter-Schroeder Company originates and services long-term commercial real estate loans for institutional investors. M&I Capital Markets Group L.L.C. provides venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers and the Securities and Exchange Commission, provides brokerage and other investment related services to a variety of retail and commercial customers.

  On April 1, 1998, M&I acquired Advantage Bancorp, Inc., a Wisconsin corporation ("Advantage") and Advantage's federal savings bank affiliate for 3,981,152 shares of M&I Common Stock. The acquisition contributed approximately $0.5 billion of loans and $0.7 billion of deposits. The transaction was accounted for as a pooling-of-interests.

                         Principal Sources of Revenue

  The table below shows the amount and percentages of M&I's total consolidated operating revenues resulting from interest on loans and leases, interest on investment securities and fees for data processing services for each of the last three years ($ in thousands):

                                                 Interest on       Fees for Data
                          Interest on Loans       Investment         Processing
                              and Leases          Securities          Services
                         -------------------- ------------------ ------------------
                                     Percent            Percent            Percent
                                    of Total           of Total           of Total    Total
                                    Operating          Operating          Operating Operating
Year Ended December 31     Amount   Revenues   Amount  Revenues   Amount  Revenues   Revenues
----------------------   ---------- --------- -------- --------- -------- --------- ----------
1998.................... $1,085,829   49.6%   $346,012   15.8%   $412,632   18.8%   $2,190,377
1997....................    921,161   50.4     297,156   16.2     343,846   18.8     1,828,802
1996....................    804,951   51.7     239,668   15.4     268,526   17.2     1,557,095

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

                                   Employees

  As of December 31, 1998, M&I and its subsidiaries employed in the aggregate approximately 10,756 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

                          Supervision and Regulation

  As a registered bank holding company, M&I is subject to regulation and examination by the FRB under the BHCA. M&I's state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, or in the case of M&I Thunderbird Bank, the Arizona State Banking Department. In addition, all of M&I's state chartered banks are regulated by the FRB. M&I's federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I's national bank subsidiary is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I's bank subsidiaries are subject to examination by the FDIC.

  Under FRB policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 1998 can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

  The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not "opt out" of interstate branching.

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

                             Investment Securities

  The amortized cost of M&I's consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

                                                  1998       1997       1996
                                               ---------- ---------- ----------
U.S. Treasury and government agencies......... $3,658,730 $4,051,239 $3,112,647
States and political subdivisions.............  1,051,712    926,129    770,456
Other.........................................    304,174    326,329    287,726
                                               ---------- ---------- ----------
                                               $5,014,616 $5,303,697 $4,170,829
                                               ========== ========== ==========

  The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 1998 are ($ in thousands):

                                            After One but    After Five but
                                             Within Five       Within Ten      After Ten
                         Within One Year        Years            Years           Years            Total
                         ----------------  ----------------  --------------  --------------  ----------------
                           Amount   Yield    Amount   Yield   Amount  Yield   Amount  Yield    Amount   Yield
                         ---------- -----  ---------- -----  -------- -----  -------- -----  ---------- -----
U.S. Treasury and
 government agencies.... $1,256,605 6.75%  $2,239,892 6.76%  $159,962 6.33%  $  2,271 7.24%  $3,658,730 6.74%
States and political
 subdivisions...........     56,630 6.42      271,140 6.79    339,226 7.02    384,716 7.39    1,051,712 7.06
Other...................     59,613 7.32       94,826 7.10      8,094 7.49    141,641 5.07      304,174 6.21
                         ---------- ----   ---------- ----   -------- ----   -------- ----   ---------- ----
                         $1,372,848 6.76%  $2,605,858 6.78%  $507,282 6.81%  $528,628 6.77%  $5,014,616 6.77%
                         ========== ====   ========== ====   ======== ====   ======== ====   ========== ====

                           Types of Loans and Leases

  M&I's consolidated loans and leases, classified by type, at December 31 of each year are ($ in thousands):

                            1998        1997        1996       1995       1994
                         ----------- ----------- ---------- ---------- ----------
Commercial, financial
 and agricultural....... $ 4,025,663 $ 3,346,101 $2,904,341 $2,917,406 $2,661,190
Industrial development
 revenue bonds..........      52,174      49,126     32,241     29,358     31,796
Real estate:
  Construction..........     425,442     458,670    394,228    386,235    436,582
  Mortgage:
    Residential.........   4,045,022   4,146,416  2,560,936  2,325,805  2,554,790
    Commercial..........   3,667,924   3,450,897  2,477,652  2,286,537  2,154,212
                         ----------- ----------- ---------- ---------- ----------
      Total mortgage....   7,712,946   7,597,313  5,038,588  4,612,342  4,709,002
Personal................   1,166,541   1,161,608  1,181,846  1,169,920  1,184,810
Lease financing.........     613,400     489,094    331,505    277,680    256,690
                         ----------- ----------- ---------- ---------- ----------
                          13,996,166  13,101,912  9,882,749  9,392,941  9,280,070
Less:
  Allowance for loan and
   lease losses.........     226,052     208,651    161,659    166,815    159,506
                         ----------- ----------- ---------- ---------- ----------
Net loans and leases.... $13,770,114 $12,893,261 $9,721,090 $9,226,126 $9,120,564
                         =========== =========== ========== ========== ==========

                    Loan and Lease Balances and Maturities

  The analysis of selected loan and lease maturities at December 31, 1998 and the rate structure for the categories indicated are ($ in thousands):

                                                                       Rate Structure of Loans and
                                           Maturity                     Leases Due After One Year
                         -------------------------------------------- ------------------------------
                                      Over One                        With Pre-    With
                          One Year  Year Through Over Five            determined Floating
                          Or Less    Five Years    Years     Total       Rate      Rate     Total
                         ---------- ------------ --------- ---------- ---------- -------- ----------
Commercial, financial
 and agricultural....... $2,618,613  $1,285,707  $121,343  $4,025,663 $1,207,999 $199,051 $1,407,050
Industrial development
 revenue bonds..........     18,472       6,880    26,822      52,174     24,914    8,788     33,702
Real estate--
 construction...........    240,966     184,476       --      425,442     99,963   84,513    184,476
Lease financing.........    123,566     430,190    59,644     613,400    485,185    4,649    489,834
                         ----------  ----------  --------  ---------- ---------- -------- ----------
                         $3,001,617  $1,907,253  $207,809  $5,116,679 $1,818,061 $297,001 $2,115,062
                         ==========  ==========  ========  ========== ========== ======== ==========

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

                      Potential Problem Loans and Leases

  At December 31, 1998 the Corporation had $20.1 million of loans for which payments are presently current, but the borrowers are experiencing serious financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.

                                   Deposits

  The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

                                1998              1997              1996
                          ----------------- ----------------- -----------------
                            Amount    Rate    Amount    Rate    Amount    Rate
                          ----------- ----- ----------- ----- ----------- -----
Noninterest bearing
 demand deposits......... $ 2,545,724       $ 2,301,097       $ 2,116,197
Interest bearing demand
 deposits................   1,129,725 1.85%   1,017,535 1.89%     990,125 1.82%
Savings deposits.........   5,145,798 4.02%   3,921,297 3.88%   3,513,382 3.67%
Time deposits............   5,935,968 5.67%   4,999,866 5.78%   4,277,808 5.74%
                          -----------       -----------       -----------
Total deposits........... $14,757,215       $12,239,795       $10,897,512
                          ===========       ===========       ===========

  The maturity distribution of time deposits issued in amounts of $100,000 and over and outstanding at December 31, 1998 ($ in thousands) is:

   Three months or less............................................. $  392,158
   Over three and through six months................................    267,877
   Over six and through twelve months...............................    303,061
   Over twelve months...............................................    545,523
                                                                     ----------
                                                                     $1,508,619
                                                                     ==========

  At December 31, 1998, time deposits issued by foreign offices totaled $1.18 billion.

                             Short-Term Borrowings

  Information related to M&I's funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

                                               1998        1997        1996
                                            ----------  ----------  ----------
   Amount outstanding at year end.......... $1,712,165  $1,486,665  $1,418,858
   Average amount outstanding during the
    year...................................  2,042,371   1,820,744   1,094,464
   Maximum amount outstanding at any
    month's end............................  2,541,006   1,987,883   1,585,907
   Weighted average interest rate at year
    end....................................       4.39%       5.70%       5.70%
   Weighted average interest rate during
    the year...............................       5.36%       5.51%       5.27%

                   Summary of Loan and Lease Loss Experience

  The following should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

  The overall adequacy of the allowance for loan and lease losses is evaluated through three levels of analysis. The first level focuses primarily on assessments of individual credits based on the Corporation's credit grading system which classifies loans and leases in a manner similar to that of bank regulatory examiners. Management of the Corporation's affiliate banks, and leasing subsidiaries are responsible for ongoing updating of assigned credit grades and are required to perform a formal analysis and report on their portfolios on a quarterly basis. This analysis considers several factors including: changes in collateral values as well as detailed reviews of specific large loan and lease relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received estimates of loss are provided which take into account expected payment performance and the estimated value of collateral. A formula allowance is also calculated by applying loss factors to outstanding loans and leases based on the internal risk grade of the loans or leases. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.

  The second level of analysis focuses on pools of homogeneous loans and portfolio segments such as consumer installment, residential mortgage and home equity and personal leasing. This analysis considers historical loss experience and trends in payment performance (delinquencies). Loss factors for pooled loans and leases are based on historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the expected losses in the portfolio(s) as of the evaluation date.

  The third level of analysis results in an unallocated allowance that recognizes the model and estimation risk associated with formula and specific allowances. This element is based on management's evaluation of various conditions, the effects of which are not directly measurable in determining the formula and specific allowances.

The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Such factors existing as of the evaluation date include: general economic and business conditions affecting key lending areas, credit quality trends including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, portfolio seasoning, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio and portfolio growth in new markets.

  Management's assigned credit grades, quarterly reporting and portfolio evaluations are subject to independent monitoring by the Corporation's credit review group. Through periodic review of affiliate credit grading and administration, analysis of management's quarterly reporting, and ongoing monitoring of portfolio and economic trends, this group provides support in confirming the adequacy of the allowance. The adequacy of the allowance is also reviewed as part of the regulatory examination process.

  The allowance for loan and lease losses is based on estimates of probable losses inherent in the loan and lease portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. By assessing the probable estimated losses on a quarterly basis, management is able to adjust specific and inherent loss estimates based on recent information as it becomes available.

  Consolidated net charge-offs were $9.7 million in 1998 compared with $13.4 million in 1997 and $ 20.4 million in 1996. Approximately $5.2 million of the net charge-off activity in 1998 was incurred in the fourth quarter. Excluding one large recovery, net charge-offs in 1998 would have been approximately $14.0 million which is consistent with prior years.

  The provision for loan and lease losses was $27.1 million in 1998 compared with $17.6 million in 1997. The increase reflects increased diversity in the loan portfolio (growth in loan types and newer geographical markets with higher expected loss factors or losses), loan portfolio growth of $900 million, the general increase in nonaccrual loans throughout the year (especially in the fourth quarter), increased net charge-offs in the fourth quarter, the impact of Asian and Latin American economies on selected customers and signs of softening in the domestic economy. At December 31, 1998, the allowance for loan and lease losses amounted to $226.1 million and is considered adequate based on the analyses previously discussed.

  The Corporation's charge-off level for 1999 will continue to be affected by the numerous factors previously discussed. The Corporation anticipates charge-off levels in 1999 to be higher than 1998 and generally higher than recent historical charge-off levels. There are currently no known material loans believed to be in imminent danger of deteriorating or defaulting which would give rise to a large near-term charge-off; however, in the event a large loan or loans deteriorate unexpectedly or actual losses in industry segments within the portfolio are negatively impacted by the economy, declining collateral values or an increase in delinquencies, loss levels could be significantly adversely affected.

                          Forward-Looking Statements

  This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of M&I's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by M&I with the Securities and Exchange Commission, and statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of, M&I may also constitute forward-looking statements.

  Forward-looking statements are subject to significant risks and uncertainties, and M&I's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

  . General economic conditions, either nationally or in the states in which M&I does business;

  . Legislation or regulatory changes which adversely affect the businesses in which M&I is engaged;

  . Changes in the interest rate environment which reduce interest margins;

  . Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

  . Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as actions taken by particular competitors;

  . M&I's success in continuing to generate significant levels of new business in its existing markets and in identifying and penetrating targeted markets;

  . Changes in consumer spending, borrowing and saving habits;

  . Technological changes;

  . Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

  . M&I's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff in order to deal with the Year 2000 Issue;

  . The ability of M&I's various vendors and others with whom M&I interacts to address the Year 2000 Issue on a timely basis and in a manner that allows them to continue normal business operations and furnish products, services or data to M&I without disruption;

  . M&I's ability to increase market share and control expenses;

  . The effect of compliance with legislation or regulatory changes;

  . The effect of changes in accounting policies and practices; and

  . The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation.

  All forward-looking statements contained in this report are based upon information presently available and M&I assumes no obligation to update any forward-looking statement.

ITEM 2. PROPERTIES

  M&I and M&I Marshall & Ilsley Bank ("M&I Bank") occupy offices on all or portions of 16 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. A subsidiary of M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices located in Milwaukee and in surrounding suburban communities. M&I has 26 subsidiary banks throughout Wisconsin. M&I Thunderbird Bank, a wholly-owned bank subsidiary of M&I, is located in Phoenix, Arizona and has 13 offices in Phoenix and the surrounding Maricopa County communities. M&I Bank FSB, a federal savings bank subsidiary of M&I, is located in Zion, Illinois and has 6 offices in the northern Chicago, Illinois suburbs. The subsidiary banks and savings association occupy modern facilities which are owned or leased. M&I owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which M&I Data Services conducts data processing activities. M&I owns an 160,000 square foot facility in Milwaukee that houses the software development teams of M&I Data Services. Properties leased by M&I for M&I Data Services also include commercial office space in Brown Deer, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities throughout the United States.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                      Executive Officers of the Registrant

 Name of Officer                              Office
 ---------------                              ------
 J.B. Wigdale      Chairman of the Board since December 1992, Chief Executive
  Age 62           Officer since October 1992, Director since December 1988,
                   Vice Chairman of the Board, December 1988 to December 1992,
                   Marshall & Ilsley Corporation; Chairman of the Board since
                   January 1989, Chief Executive Officer since 1987, Director since 1981, M&I Marshall & Ilsley Bank; Director-M&I First
                   National Leasing Corp., M&I Mortgage Corp., M&I Data
                   Services, M&I Insurance Services, Inc., M&I Brokerage
                   Services, Inc., M&I Capital Markets Group L.L.C. and
                   Marshall & Ilsley Trust Company.

 D.J. Kuester      Director since February 1994, President since 1987, Marshall
  Age 57           & Ilsley Corporation; President and Director since January
                   1989, M&I Marshall & Ilsley Bank; Chairman of the Board and
                   Director, M&I Data Services; Director-M&I Support Services
                   Corp. and M&I New England, Inc.; Director and President-M&I
                   Insurance Company of Arizona, Inc.

 G.H. Gunnlaugsson Director since February 1994, Executive Vice President and
  Age 54           Chief Financial Officer since 1987, Marshall & Ilsley
                   Corporation; Vice President of M&I Marshall & Ilsley Bank since 1976; Vice President and Director-M&I Insurance
                   Company of Arizona, Inc.; Director-M&I Mortgage Corp., M&I
                   Data Services, M&I Insurance Services, Inc., M&I Brokerage
                   Services, Inc., M&I Capital Markets Group L.L.C. and M&I
                   Bank FSB.

 G.D. Strelow      Senior Vice President and Human Resources Director of
  Age 64           Marshall & Ilsley Corporation since 1993; Vice President and
                   Human Resources Director of M&I Marshall & Ilsley Bank since
                   1980.

 M.A. Hatfield     Senior Vice President since 1993, Secretary since 1981 and
  Age 53           Treasurer from 1986 to May 1995, Marshall & Ilsley
                   Corporation; Vice President and Secretary, M&I Marshall &
                   Ilsley Bank; Director-M&I Support Services Corp.; Secretary-
                   M&I First National Leasing Corp., M&I Capital Markets Group
                   L.L.C., Marshall & Ilsley Trust Company, M&I Investment
                   Management Corp., Marshall & Ilsley Trust Company of
                   Florida, M&I Insurance Services, Inc., M&I EastPoint
                   Technology, Inc. and M&I Brokerage Services, Inc.; Secretary
                   and Director-M&I Insurance Company of Arizona, Inc., M&I
                   Data Services, M&I New England, Inc., Richter-Schroeder
                   Company, Inc. and M&I Bank FSB; Secretary and Treasurer, M&I
                   Mortgage Corp.

 P.R. Justiliano   Senior Vice President since 1994 and Corporate Controller
  Age 48           since April 1989, Vice President, 1986 to 1994, Marshall &
                   Ilsley Corporation; Director and Treasurer, M&I Insurance
                   Company of Arizona, Inc.; Director-M&I Bank FSB.

 J.L. Delgadillo   Senior Vice President of Marshall & Ilsley Corporation since
  Age 46           1993; Chief Executive Officer since January 1998 and
                   Director of M&I Data Services since 1994; President and
                   Chief Operating Officer of M&I Data Services since 1993;
                   Senior Vice President of M&I Data Services from 1989 to
                   1993; Director and Executive Vice President-M&I EastPoint
                   Technology, Inc.; Director and President-M&I New England,
                   Inc.

 D.R. Jones        Senior Vice President since December 1993, Vice President
  Age 53           and Affiliate Bank Manager since May 1993, Vice President
                   and South Regional Manager from March 1989 to May 1993,
                   Marshall & Ilsley Corporation; Director-M&I Support Services
                   Corp.

 T.M. Bolger       Senior Vice President and Chief Credit Officer since 1994,
  Age 49           Marshall & Ilsley Corporation; Executive Vice President
                   since 1997, M&I Marshall & Ilsley Bank; Director-Richter-
                   Schroeder Company, Inc. and M&I Bank FSB.

    Name of
    Officer                                 Office
    -------                                 ------

 D.H. Wilson   Senior Vice President and Treasurer since December 1996, Vice
  Age 39       President and Treasurer since 1995, Marshall & Ilsley
               Corporation; Vice President, Treasury from June 1992 to May
               1995, ABN AMRO/LaSalle National Bank; Director-M&I Custody of
               Nevada, Inc.

 T.J. O'Neill  Senior Vice President since April 1997, Marshall & Ilsley
  Age 38 Corporation; Senior Vice President since 1997, Vice President since 1990, M&I Marshall & Ilsley Bank; President and Director,
               M&I Bank FSB and M&I Dealer Finance, Inc.; Director-M&I Support
               Services Corp.

 J.V. Williams Senior Vice President since December 1997, Marshall & Ilsley
  Age 54       Corporation; Executive Vice President and Chief Operating
               Officer since January 1999, Marshall & Ilsley Trust Company;
               President, Chief Executive Officer and Director since January
               1996, M&I Insurance Services, Inc.; Senior Vice President since
               1994, M&I Marshall & Ilsley Bank; President, Chief Executive
               Officer and Director since February 1989, M&I Brokerage
               Services, Inc.; Director-M&I Investment Management Corp. and M&I
               Portfolio Services, Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                                 Stock Listing

  M&I's common stock is traded under the symbol "MRIS" on the Nasdaq National Market, and quotations are supplied by the National Association of Securities Dealers. Common dividends declared and the price range for M&I's common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements, Quarterly Financial Information and Supplementary Data.

  A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, and in Note 13 to Item 8, Consolidated Financial Statements.

                           Holders of Common Equity

  At December 31, 1998, M&I had approximately 21,410 record holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                        Consolidated Summary of Earnings
               Years ended December 31 ($000's except share data)

                                1998       1997       1996      1995     1994
                             ---------- ---------- ---------- -------- --------
Interest Income:
  Loans and Leases.........  $1,085,829 $  921,161 $  804,951 $817,247 $713,904
  Investment Securities:
    Taxable................     280,377    240,238    198,787  146,498  127,927
    Tax Exempt.............      52,969     45,420     30,718   18,112   16,693
  Other Short-term
   Investments.............      14,869     13,514     11,365   14,439    9,590
                             ---------- ---------- ---------- -------- --------
      Total Interest
       Income..............   1,434,044  1,220,333  1,045,821  996,296  868,114
Interest Expense:
  Deposits.................     564,540    460,418    392,473  363,488  274,211
  Short-term Borrowings....     126,624    111,193     63,892   48,390   39,978
  Long-term Borrowings.....      66,810     54,175     53,615   63,701   38,870
                             ---------- ---------- ---------- -------- --------
      Total Interest
       Expense.............     757,974    625,786    509,980  475,579  353,059
                             ---------- ---------- ---------- -------- --------
Net Interest Income........     676,070    594,547    535,841  520,717  515,055
Provision for Loan and
 Lease Losses..............      27,090     17,633     15,634   16,558   25,627
                             ---------- ---------- ---------- -------- --------
Net Interest Income After
 Provision for Loan and
 Lease Losses..............     648,980    576,914    520,207  504,159  489,428
Other Income:
  Data Processing Services.     412,632    343,846    268,526  213,914  159,418
  Trust Services...........      88,496     78,595     70,190   64,176   59,720
  Net Securities Gains
   (Losses)................      30,783      4,127     15,471    5,189   (5,752)
  Other....................     224,422    181,901    157,087  146,319  151,256
                             ---------- ---------- ---------- -------- --------
      Total Other Income...     756,333    608,469    511,274  429,598  364,642
Other Expense:
  Salaries and Benefits....     523,606    460,164    392,711  352,466  330,720
  Merger/Restructuring.....      23,373        --         --       --    75,228
  Other....................     393,049    337,047    320,821  268,353  268,360
                             ---------- ---------- ---------- -------- --------
      Total Other Expense..     940,028    797,211    713,532  620,819  674,308
                             ---------- ---------- ---------- -------- --------
Income Before Taxes........     465,285    388,172    317,949  312,938  179,762
Provision for Income Taxes.     163,962    131,487    111,314  111,247   77,784
                             ---------- ---------- ---------- -------- --------
Income Before Extraordinary
 Items.....................     301,323    256,685    206,635  201,691  101,978
Extraordinary Items........         --         --         --       --    11,542
                             ---------- ---------- ---------- -------- --------
      Net Income...........  $  301,323 $  256,685 $  206,635 $201,691 $113,520
                             ========== ========== ========== ======== ========

               Years ended December 31 ($000's except share data)

                                         1998    1997    1996    1995    1994
                                        ------  ------  ------  ------  ------
Per Share:
  Basic Net Income Before Extraordinary
   Items............................... $ 2.79  $ 2.62  $ 2.12  $ 2.04  $ 1.01
  Basic Net Income After Extraordinary
   Items...............................   2.79    2.62    2.12    2.04    1.13
  Diluted Net Income Before
   Extraordinary Items.................   2.61    2.43    1.98    1.91    0.96
  Diluted Net Income After
   Extraordinary Items.................   2.61    2.43    1.98    1.91    1.07
  Common Dividends Declared............  0.860   0.785   0.720   0.645   0.590
Other Significant Data:
  Year-End Common Stock Price.......... $58.44  $62.13  $34.63  $26.00  $19.00
  Return on Average Shareholders'
   Equity Before Extraordinary Items...  14.13%  16.49%  15.03%  15.91%   8.63%
  Return on Average Shareholders'
   Equity After Extraordinary Items....  14.13   16.49   15.03   15.91    9.61
  Return on Average Assets Before
   Extraordinary Items.................   1.45    1.51    1.41    1.48    0.78
  Return on Average Assets After
   Extraordinary Items.................   1.45    1.51    1.41    1.48    0.86
  Dividend Payout Ratio................  32.95   32.30   36.36   33.77   55.14
  Average Equity to Average Assets
   Ratio...............................  10.26    9.15    9.39    9.27    8.98
  Ratio of Earnings to Fixed Charges*
    Excluding Interest on Deposits.....   3.25x   3.21x   3.52x   3.62x   3.10x
    Including Interest on Deposits.....   1.60x   1.61x   1.61x   1.65x   1.50x

--------
   * See Exhibit 12 for detailed computation of these ratios.

                      Consolidated Average Balance Sheets
               Years ended December 31 ($000's except share data)

                              1998         1997         1996         1995         1994
                          ------------  -----------  -----------  -----------  -----------
Assets:
 Cash and Due from
  Banks.................  $    652,988  $   614,824  $   586,985  $   588,012  $   621,598
 Short-term
  Investments...........       247,049      206,295      188,082      237,094      212,503
 Trading Securities.....        43,404       40,822       25,264       10,346        4,528
 Investment Securities:
   Taxable..............     4,317,668    3,570,225    3,104,010    2,405,046    2,373,398
   Tax Exempt...........     1,078,333      913,130      668,913      374,014      351,026
 Loans and Leases:
   Commercial...........     3,749,518    3,128,568    2,947,631    2,842,688    2,691,284
   Real Estate..........     7,967,626    6,309,818    5,139,926    5,268,669    4,980,686
   Personal.............     1,154,110    1,147,203    1,148,511    1,165,852    1,205,786
   Lease Financing......       532,043      394,024      293,448      262,566      256,344
                          ------------  -----------  -----------  -----------  -----------
 Total Loans and
  Leases................    13,403,297   10,979,613    9,529,516    9,539,775    9,134,100
 Allowance for Loan and
  Lease Losses..........       216,456      174,525      166,886      166,350      150,148
                          ------------  -----------  -----------  -----------  -----------
 Net Loans and Leases...    13,186,841   10,805,088    9,362,630    9,373,425    8,983,952
 Other Assets...........     1,263,890      851,030      709,803      681,997      601,766
                          ------------  -----------  -----------  -----------  -----------
     Total Assets.......  $ 20,790,173  $17,001,414  $14,645,687  $13,669,934  $13,148,771
                          ============  ===========  ===========  ===========  ===========
Liabilities and
 Shareholders' Equity:
 Noninterest Bearing
  Deposits..............  $  2,545,724  $ 2,301,097  $ 2,116,197  $ 2,003,662  $ 2,070,874
 Interest Bearing
  Deposits:
   Savings and NOW
    Accounts............     2,140,380    1,915,888    1,905,775    2,078,354    2,488,347
   Money Market Savings.     4,135,143    3,022,944    2,597,732    2,113,550    1,645,052
   CDs of $100 or more..     1,547,816    1,334,532      933,164      693,345      499,941
   Other................     4,388,152    3,665,334    3,344,644    3,393,785    3,440,167
                          ------------  -----------  -----------  -----------  -----------
 Total Deposits.........    14,757,215   12,239,795   10,897,512   10,282,696   10,144,381
 Short-term Borrowings..     2,357,161    2,017,829    1,218,177      850,258      973,909
 Long-term Borrowings...     1,046,321      787,819      823,397      959,022      594,870
 Accrued Expenses and
  Other Liabilities.....       496,439      399,605      331,743      310,332      254,442
 Shareholders' Equity...     2,133,037    1,556,366    1,374,858    1,267,626    1,181,169
                          ------------  -----------  -----------  -----------  -----------
     Total Liabilities
      and Shareholders'
      Equity............  $ 20,790,173  $17,001,414  $14,645,687  $13,669,934  $13,148,771
                          ============  ===========  ===========  ===========  ===========
Other Significant Data:
 Book Value Per Share
  at Year End...........  $      19.88  $     17.94  $     13.75  $     13.34  $     11.38
 Average Common Shares
  Outstanding...........   105,918,139   95,831,283   95,895,547   97,794,476   99,028,495
 Shareholders of Record
  at Year End*..........        21,410       21,157       18,460       18,659       18,919
 Employees at Year
  End*..................        10,756       10,227        8,995        9,079        8,634
Historically Reported
 Credit Quality Ratios:*
 Net Loan and Lease
  Charge-offs to
  Average Loans and
  Leases................          0.07%        0.13%        0.23%        0.10%        0.05%
 Total Nonperforming
  Loans and Leases** &
  OREO to End of Period
  Loans and Leases &
  OREO..................          0.85         0.70         0.81         0.79         0.80
 Allowance for Loan and
  Lease Losses to End
  of Period Loans and
  Leases................          1.62         1.62         1.68         1.82         1.75
 Allowance for Loan and
  Lease Losses to Total
  Nonperforming Loans
  and Leases**..........           206          275          225          261          265

--------
   * Not restated for acquisitions accounted for as pooling of interests.
  ** Loans and leases nonaccrual, restructured, and past due 90 days or more.

                             Yield & Cost Analysis
                 Years ended December 31 (Tax equivalent basis)

                                                 1998  1997  1996  1995  1994
                                                 ----  ----  ----  ----  -----
Average Rates Earned:
  Loans & Securitized ARMs...................... 8.09% 8.36% 8.41% 8.58%  7.84%
  Investment Securities--Taxable................ 6.26  6.62  6.29  6.09   5.39
  Investment Securities--Tax Exempt............. 7.44  7.40  6.76  6.89   6.86
  Trading Securities............................ 5.13  5.01  4.83  5.05   5.39
  Short-term Investments........................ 5.13  5.57  5.40  5.89   4.41
Average Rates Paid:
  Interest Bearing Deposits..................... 4.62% 4.63% 4.47% 4.39%  3.40%
  Short-term Borrowings......................... 5.37  5.51  5.24  5.69   4.10
  Long-term Borrowings.......................... 6.39  6.88  6.51  6.64   6.53
  M&I Marshall & Ilsley Bank Average Prime Rate. 8.35  8.44  8.27  8.83   7.15
Summary Yield and Cost Analysis:
 (As a % of Average Assets)
  Average Yield................................. 7.02% 7.31% 7.25% 7.37%  6.68%
  Average Cost.................................. 3.64  3.68  3.48  3.48   2.69
                                                 ----  ----  ----  ----  -----
  Net Interest Income........................... 3.38  3.63  3.77  3.89   3.99
  Provision for Loan and Lease Losses........... 0.13  0.10  0.11  0.12   0.19
                                                 ----  ----  ----  ----  -----
  Net Interest Income After Provision for Loan
   and Lease Losses............................. 3.25  3.53  3.66  3.77   3.80
  Net Securities Gains (Losses)................. 0.15  0.02  0.11  0.04  (0.04)
  Other Income.................................. 3.49  3.55  3.39  3.10   2.82
  Other Expense................................. 4.52  4.68  4.88  4.54   5.14
                                                 ----  ----  ----  ----  -----
  Income Before Income Taxes.................... 2.37  2.42  2.28  2.37   1.44
  Provision for Income Taxes.................... 0.92  0.91  0.87  0.89   0.66
                                                 ----  ----  ----  ----  -----
  Income Before Extraordinary Items............. 1.45% 1.51% 1.41% 1.48%  0.78%
                                                 ====  ====  ====  ====  =====
    Net Income.................................. 1.45% 1.51% 1.41% 1.48%  0.86%
                                                 ====  ====  ====  ====  =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

  Net income in 1998 amounted to $301.3 million or $2.61 per share on a diluted basis. The return on average assets and return on average equity were 1.45% and 14.13%, respectively. By comparison, 1997 net income was $256.7 million, diluted earnings per share was $2.43, the return on average assets was 1.51% and the return on average equity was 16.49%. For the year ended December 31, 1996, net income was $206.6 million or $1.98 per share diluted and the returns on average assets and average equity were 1.41% and 15.03%, respectively.

  On April 1, 1998, the Corporation completed the merger with Advantage Bancorp, Inc. ("Advantage") a Kenosha, Wisconsin based savings and loan holding company by issuing 1.2 shares of the Corporation's Common Stock for each share of Advantage Common Stock. At the time of merger, Advantage had consolidated assets of $1.0 billion. The transaction was accounted for as a pooling of interests. In conjunction with this transaction, the Corporation recorded a merger/restructuring charge of approximately $16.3 million ($23.4 million before-tax). See Note 3 of Notes to Consolidated Financial Statements for the detailed description of the merger/restructuring charge.

  The results of operations and average financial position for 1998 and 1997 also include the effects of the acquisition of Security Capital Corporation ("Security") from the date of merger which was October 1, 1997. M&I paid approximately $376 million in cash and issued 12.3 million shares of its common stock in a transaction that was accounted for as a purchase. Security had approximately $2.2 billion of consolidated loans and $2.3 billion of consolidated deposits at the time of merger.

  Net income for 1996 includes special one-time charges relating to the Savings Association Insurance Fund (SAIF) recapitalization assessment, the write-off of in-process research and development costs acquired in conjunction with the purchase of EastPoint Technology, Inc., and the write-off of intangibles by Advantage.

  The following is a summary of the unusual items reported in 1998 and 1996 and the comparative operating income, earnings per share and return on average equity based on operating income for 1998, 1997, and 1996.

                                                          1998    1997    1996
                                                         ------  ------  ------
                                                           ($ in millions,
                                                           except per share
                                                                data)
Net Income.............................................. $301.3  $256.7  $206.6
Special Charges
  Merger/Restructuring Charges..........................   16.3     --      --
  SAIF Assessment.......................................    --      --      4.4
  Intangible Asset Writedown............................    --      --      3.0
  Acquired In-Process Research and Development..........    --      --      7.9
                                                         ------  ------  ------
Total Special Charges...................................   16.3     --     15.3
                                                         ------  ------  ------
Operating Income........................................ $317.6  $256.7  $221.9
                                                         ======  ======  ======
Operating Income Per Share
  Basic................................................. $ 2.94  $ 2.62  $ 2.28
  Diluted............................................... $ 2.76  $ 2.43  $ 2.12
Operating Income to Average Equity......................  14.89%  16.49%  16.14%

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

    Summary Consolidated Tangible Operating Income and Financial Statistics
                    ($ in millions, except per share data)

                                                          1998    1997    1996
                                                         ------  ------  ------
Operating Income........................................ $317.6  $256.7  $221.9
Amortization, Net of Tax................................   21.0     8.5     4.6
                                                         ------  ------  ------
Tangible Operating Income............................... $338.6  $265.2  $226.5
                                                         ======  ======  ======
Tangible Operating Income Per Share
  Basic................................................. $ 3.14  $ 2.71  $ 2.33
  Diluted............................................... $ 2.94  $ 2.51  $ 2.17
Return on Average Tangible Assets.......................   1.65%   1.57%   1.55%
Return on Average Tangible Equity.......................  18.48%  18.35%  17.02%

  Operating Income Statement Components as a Percent of Average Total Assets

  The following table presents a summary of the major elements of the consolidated operating income statements for the years ended December 31, 1998, 1997 and 1996. Each of the elements is stated as a percent of consolidated average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE). The results exclude the special charges in 1998 and 1996 as previously discussed.

                                                            1998   1997   1996
                                                            -----  -----  -----
Interest Income............................................  7.02%  7.31%  7.25%
Interest Expense........................................... (3.64) (3.68) (3.48)
                                                            -----  -----  -----
Net Interest Income........................................  3.38   3.63   3.77
Provision for Loan and Lease Losses........................ (0.13) (0.10) (0.11)
Net Securities Gains.......................................  0.15   0.02   0.11
Other Income...............................................  3.49   3.55   3.39
Other Expense.............................................. (4.41) (4.68) (4.71)
                                                            -----  -----  -----
Income Before Income Taxes.................................  2.48   2.42   2.45
Income Taxes............................................... (0.95) (0.91) (0.93)
                                                            -----  -----  -----
Operating Income To Average Assets.........................  1.53%  1.51%  1.52%
                                                            =====  =====  =====

                              Net Interest Income

  Net interest income in 1998 amounted to $676.1 million, an increase of $81.6 million or 13.7% compared with net interest income of $594.5 million in 1997.

  Average earning assets in 1998 amounted to $19.1 billion compared to $15.7 billion in 1997, an increase of $3.4 billion or 21.5%. Average loans and leases, excluding the effect of securitizing adjustable rate mortgage loans
(ARMs) increased $2.7 billion or 23.5% of which, approximately $1.7 billion is attributable to the Security merger. The remaining growth in average earning assets was primarily attributable to investment securities. Approximately $840 million of the growth in investment securities is attributable to the Security merger.

  Average interest bearing liabilities increased $2.9 billion or 22.5% in 1998 compared to 1997. Average interest bearing deposits increased $2.3 billion or 22.9%. Average short-term borrowings increased $339 million while average long-term borrowings increased $259 million. Average noninterest bearing deposits increased $245 million or 10.6% in 1998 compared to the prior year. The Security merger accounted for approximately $1.8 billion of the growth in average deposits, $129 million of the growth in average short-term borrowings and increased average long-term borrowings by approximately $348 million.

  In 1998, $132 million of FHLB advances matured. Approximately $75 million was refinanced with new FHLB advances. During 1997, the holder of the Corporation's 8.5% convertible subordinated notes converted $16.8 million of the notes to Series A convertible preferred stock and the remaining $130.0 million of the Corporation's banking subsidiaries' Bank Notes matured and were refinanced primarily with short-term borrowings and brokered certificates of deposit. In addition, $104.3 million of the Corporation's Medium Term Notes Series B and C matured and were refinanced with Medium Term Notes Series C and
D. Medium Term maturities amounted to $1.8 million in 1998.

  The growth and composition of the Corporation's average loan and lease portfolio for the current year and prior two years are reflected in the following table. The securitized ARM loans that are classified as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                                                                     Percent
                                                                      Growth
                                                                    -----------
                                                                    1998  1997
                                                                     vs    vs
                                        1998      1997      1996    1997  1996
                                      --------- --------- --------- ----  -----
Commercial Loans....................  $ 3,749.5 $ 3,128.6 $ 2,947.6 19.8%   6.1%
Real Estate Loans:
  Construction......................      421.3     405.5     308.7  3.9   31.4
  Commercial Mortgages..............    3,545.1   2,787.7   2,341.2 27.2   19.1
  Residential Mortgages.............    4,001.3   3,116.6   2,490.1 28.4   25.2
  Securitized ARM Loans.............      919.3     618.2     483.5 48.7   27.9
                                      --------- --------- --------- ----  -----
Total Real Estate Loans & ARMs......    8,887.0   6,928.0   5,623.5 28.3   23.2
Personal Loans:
  Student Loans.....................      268.8     280.8     293.0 (4.3)  (4.2)
  Other Personal Loans..............      885.3     866.4     855.5  2.2    1.3
                                      --------- --------- --------- ----  -----
Total Personal Loans................    1,154.1   1,147.2   1,148.5  0.6   (0.1)
Lease Financing Receivables:
  Commercial........................      329.6     292.0     260.5 12.9   12.1
  Personal..........................      202.4     102.0      32.9 98.4  210.0
                                      --------- --------- --------- ----  -----
Total Lease Financing Receivables...      532.0     394.0     293.4 35.0   34.3
                                      ========= ========= ========= ====  =====
Total Consolidated Average Loans,
 Leases & ARMs......................  $14,322.6 $11,597.8 $10,013.0 23.5%  15.8%
                                      ========= ========= ========= ====  =====
Total Consolidated Average Loans and
 Leases.............................  $13,403.3 $10,979.6 $ 9,529.5 22.1%  15.2%
                                      ========= ========= ========= ====  =====

  As previously discussed, the annual loan growth is largely attributable to the Security merger. Adjusting for Security's 1997 pre-merger average balances total consolidated average loans, leases and ARM's grew approximately $618.0 million or 4.5% in 1998, with commercial loans growing approximately $574.2 million or 18.1%, commercial real estate loans increasing approximately $186.8 million or 5.6%, lease financing receivables growing approximately $124.7 million or 30.6%, and construction loans growing approximately $15.7 million or 3.9%. Partially offsetting those increases were reductions of approximately $270.3 million or 5.2% in residential real estate loans and ARMs and approximately $13.1 million or 1.1% for personal loans. The decrease in residential real estate and ARM loans reflects the effect of increased prepayments associated with customer refinancings to fixed rate loans in response to the recent interest rate environment. Generally, the Corporation sells fixed rate residential real estate loans in the secondary market. One to four family residential real estate loans sold to investors amounted to $2.2 billion in 1998 compared to $0.8 billion in 1997 and $0.5 billion in 1996.

  During 1998, approximately $259 million of ARM loans were converted into government guaranteed agency pool securities. ARM loans totaling approximately $218 million and $224 million were securitized in 1997 and 1996, respectively, and in 1997 approximately $580 million of securitized ARMs were acquired in the Security merger.

  The growth and composition of the Corporation's consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

                                                           Percent
                                                            Growth
                                                          -----------
                                                          1998  1997
                                                          vs.    vs.
                              1998      1997      1996    1997  1996
                            --------- --------- --------- ----  -----
Noninterest Bearing
  Commercial..............  $ 1,658.2 $ 1,499.5 $ 1,370.0 10.6%   9.5%
  Personal................      508.9     452.3     432.6 12.5    4.6
  Other...................      378.6     349.3     313.6  8.4   11.4
                            --------- --------- --------- ----  -----
Total Noninterest Bearing
 Deposits.................    2,545.7   2,301.1   2,116.2 10.6    8.7
Interest Bearing
  Savings and NOW.........    2,140.4   1,915.9   1,905.8 11.7    0.5
  Money Market............    4,135.1   3,022.9   2,597.7 36.8   16.4
  Other CDs & Time........    4,388.2   3,665.4   3,344.6 19.7    9.6
  CDs Greater than
   $100,000...............      816.5     703.9     647.6 16.0    8.7
  Brokered CDs............      731.3     630.6     285.6 16.0  120.8
                            --------- --------- --------- ----  -----
Total Interest Bearing
 Deposits.................   12,211.5   9,938.7   8,781.3 22.9   13.2
                            --------- --------- --------- ----  -----
Total Consolidated Average
 Deposits.................  $14,757.2 $12,239.8 $10,897.5 20.6%  12.3%
                            ========= ========= ========= ====  =====

  Money market savings exhibited the greatest growth when comparing average deposits in 1998 to average deposits in 1997. Average Money Market savings increased $1.1 billion in 1998 over 1997, of which, approximately $0.6 billion of the increase is attributable to the Security merger.

  The increase in Other CD's & Time in 1998 compared with 1997 reflects, in part, issuance of Callable CD's to customers and a $300.4 million or 121.4% increase in foreign time deposits, primarily eurodollar deposits.

  The Corporation has a brokered CD program to acquire longer-term CDs with maturities of one year or more in order to provide a stable source of funds that over time is less costly than Bank Notes. During the second quarter of 1997, the Corporation began issuing brokered CDs that are callable at the option of the Corporation. Concurrently with the callable issues, the Corporation entered into receive fixed interest rate swaps which are callable at the option of the counterparties. The call provisions are generally exercisable one year after issuance. Brokered callable CDs averaged $254.6 million and $34.2 million in 1998 and 1997, respectively, and amounted to $278.2 million and $124.8 million at December 31 of those years. The brokered callable CDs together with the interest rate swaps, provide term liquidity at rates below LIBOR.

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

  The net interest margin (FTE) as a percent of average earning assets was 3.69% in 1998 compared to 3.94% in 1997, a decrease of 25 basis points. The yield on earning assets decreased 26 basis points from 7.94% in 1997 to 7.68% in 1998 while the cost of interest bearing liabilities decreased 6 basis points from 4.91% in 1997 to 4.85% in 1998.

  The yield on loans, leases and securitized ARMs was 8.09% in 1998 compared to 8.36% in 1997, a decrease of 27 basis points. The decline in yield reflects, in part, continued run-off of higher yielding loans and securitized ARMs as well as accelerated amortization of purchase accounting premiums assigned to acquired loans due to prepayments and refinancings in response to the interest rate environment. Excluding the effects of the premium amortization, the yields on loans, leases and securitized ARMs would have been 8.17% and 8.36% in 1998 and 1997, respectively. Premium amortization associated with Security purchase accounting adjustments for fixed rate mortgage and home equity loans amounted to $11.2 million in 1998 compared to $0.7 million in 1997. Net interest income may continue to be adversely affected if the current prepayment experience continues. Loan and lease growth offset the yield decline and netted approximately $187.8 million or 87% of the increase in interest on earning assets.

  The remaining increase in interest on earning assets is primarily attributable to investment securities. The total yield on the investment security portfolio, excluding securitized ARMs, decreased by approximately 27 basis points in 1998 compared to 1997 reducing interest income by $11.9 million; however, the average balance of such investment securities, excluding fair value adjustments for securities available for sale, increased $585.5 million or 15.3% increasing interest income by $39.9 million. Premium amortization associated with Security purchase accounting adjustments for investment securities was $7.9 million in 1998 compared to $1.4 million in 1997.

  The net yield on interest earning assets was 3.80% in 1998 and 3.96% in 1997 excluding the Security purchase accounting premium amortization.

  The increase in the volume of interest bearing deposits accounted for $100.4 million or 76.0% of the increase in interest paid on interest bearing liabilities in 1998. The decrease in cost of borrowings was offset by the increase in the average balance resulting in a net reduction to the interest margin of $28.1 million.

  At December 31, 1998, the Corporation had $725 million in notional amount of standard receive fixed/pay floating interest rate swaps, $25 million in notional amount of an interest rate floor and $25 million in notional amount of an interest rate cap designated as hedges against the interest rate volatility associated with variable rate loans, variable rate deposits and variable rate debt. In addition the Corporation had $292 million of notional value of receive fixed/pay floating rate swaps designated as hedges to offset fixed rate callable CDs.

  For 1998, the effect on net interest income and the yield on interest earning assets resulting from the swaps, net of cap and floor premium amortization, was a positive $5.13 million and 3 basis points, respectively, compared with a positive $2.62 million and 2 basis points, respectively, in 1997.

  In late December, 1998, the Corporation purchased $400.0 million of single premium bank-owned life insurance policies which insure the lives of certain officers and employees. The Corporation is utilizing this vehicle to fund future employee benefit obligations. These purchases were funded by the maturities and sales of investment securities classified as available for sale. The net realizable values of bank-owned life insurance policies are a component of other assets in the consolidated balance sheets and periodic increases in the values are included as a component of other income. These transactions have the effect of reducing the Corporation's net interest income (and margin) and increasing its other income. The balance at December 31, 1997 of $54.9 million represents bank-owned life insurance acquired in the Security merger.

  Net interest income in 1997 amounted to $594.5 million, an increase of $58.7 million or 11.0% compared with net interest income of $535.8 million in 1996.

  Average earning assets in 1997 amounted to $15.7 billion compared to $13.5 billion in 1996, an increase of $2.2 billion or 16.2%. Average loans and leases, excluding the effect of securitizing ARMs increased $1.6 billion or 15.8% of which, approximately $580 million is attributable to the Security merger. The remaining growth in average earning assets was primarily attributable to investment securities. Approximately $280 million of the growth is attributable to the Security merger while the remainder reflects the Corporation's intent to increase the portfolio size with higher yielding and longer-term securities to adjust the rate sensitivity and leverage of the consolidated balance sheet. During 1997, the Corporation's banking affiliates repositioned investment securities through the sale and purchase of approximately $400 million of securities available for sale.

  Average interest bearing liabilities increased $1.9 billion or 17.8% in 1997 compared to 1996. Average interest bearing deposits increased $1.2 billion or 13.2%. Average short-term borrowings increased $799.7 million while average long-term borrowings decreased $35.6 million. Average noninterest bearing deposits increased $184.9 million or 8.7% in 1997 compared to the prior year. The Security merger accounted for approximately $590 million of the growth in average deposits, $43 million of the growth in average short-term borrowings and increased average long-term borrowings by approximately $116 million.

  The net interest margin (FTE) as a percent of average earning assets was 3.94% in 1997 compared to 4.09% in 1996, a decrease of 15 basis points. The yield on earning assets increased 7 basis points from 7.87% in 1996 to 7.94% in 1997 while the cost of interest bearing liabilities increased 20 basis points from 4.71% in 1996 to 4.91% in 1997.

  The yield on loans, leases and securitized ARMs decreased 5 basis points in 1997 compared to 1996. Loan and lease growth offset the yield decline and contributed approximately $132.8 million or 73% of the increase in interest on earning assets.

  The remaining increase in interest on earning assets is primarily attributable to investment securities. The total yield on the investment security portfolio, excluding securitized ARMs, increased by approximately 43 basis points in 1997 compared to 1996 and the average balance of such investment securities, excluding fair value adjustments for securities available for sale, increased $557.0 million or 17.0%.

  The increase in the volume and cost of interest bearing deposits accounted for $67.9 million or 59% of the increase in interest paid on interest bearing liabilities in 1997. The decrease in volume of long-term borrowings was offset by the increase in cost resulting in a net increase in interest paid of $0.6 million. The average cost of short-term borrowings increased 27 basis points and together with the increase in average volume accounted for $47.3 million of the increase in interest paid on interest bearing liabilities.

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

          Average Balance Sheets and Analysis of Net Interest Income

  The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans and leases to provide a more meaningful comparison ($ in thousands):

                                       1998                            1997                            1996
                          ------------------------------- ------------------------------- -------------------------------
                                                  Average                         Average                         Average
                                                   Yield                           Yield                           Yield
                                        Interest    or                  Interest    or                  Interest    or
                            Average     Earned/    Cost     Average     Earned/    Cost     Average     Earned/    Cost
                            Balance       Paid      (3)     Balance       Paid      (3)     Balance       Paid      (3)
                          -----------  ---------- ------- -----------  ---------- ------- -----------  ---------- -------
Loans, leases, and
 securitized ARMs (1,2).  $14,322,551  $1,156,569  8.09%  $11,597,804  $  968,788  8.36%  $10,013,023  $  841,419  8.41%
Investment securities:
 Taxable................    3,398,414     211,562  6.26     2,952,034     194,481  6.62     2,620,503     164,098  6.29
 Tax exempt (1).........    1,078,333      77,212  7.44       913,130      66,372  7.40       668,913      44,984  6.76
Interest bearing
 deposits in other
 banks..................       28,704       1,466  5.11        28,838       1,527  5.30        28,767       1,505  5.23
Funds sold and security
 resale agreements......       38,738       2,218  5.73        89,809       5,091  5.67        73,104       4,193  5.74
Trading securities (1)..       43,404       2,225  5.13        40,822       2,046  5.01        25,264       1,221  4.83
Other short-term
 investments............      179,607       8,982  5.00        87,648       4,880  5.57        86,211       4,465  5.18
                          -----------  ----------  ----   -----------  ----------  ----   -----------  ----------  ----
   Total interest
    earning assets......   19,089,751   1,460,234  7.68%   15,710,085   1,243,185  7.94%   13,515,785   1,061,885  7.87%
Cash and demand deposits
 due from banks.........      652,988                         614,824                         586,985
Premises and equipment,
 net....................      357,040                         334,617                         316,382
Other assets............      906,850                         516,413                         393,421
Allowance for loan and
 lease losses...........     (216,456)                       (174,525)                       (166,886)
                          -----------                     -----------                     -----------
   Total assets.........  $20,790,173                     $17,001,414                     $14,645,687
                          ===========                     ===========                     ===========
Savings and interest
 bearing demand
 deposits...............  $ 6,275,523  $  227,795  3.63%  $ 4,938,832  $  171,511  3.47%  $ 4,503,507  $  146,935  3.26%
Other time deposits.....    4,388,152     246,768  5.62     3,665,334     209,651  5.72     3,344,644     191,557  5.73
CDs greater than $100,
 brokered and callable
 CDs....................    1,547,816      89,977  5.81     1,334,532      79,256  5.94       933,164      53,981  5.78
                          -----------  ----------  ----   -----------  ----------  ----   -----------  ----------  ----
Total interest bearing
 deposits...............   12,211,491     564,540  4.62     9,938,698     460,418  4.63     8,781,315     392,473  4.47
Short-term borrowings...    2,357,161     126,624  5.37     2,017,829     111,193  5.51     1,218,177      63,892  5.24
Long-term borrowings....    1,046,321      66,810  6.39       787,819      54,175  6.88       823,397      53,615  6.51
                          -----------  ----------  ----   -----------  ----------  ----   -----------  ----------  ----
   Total interest
    bearing liabilities.   15,614,973     757,974  4.85%   12,744,346     625,786  4.91%   10,822,889     509,980  4.71%
Noninterest bearing
 deposits...............    2,545,724                       2,301,097                       2,116,197
Other liabilities.......      496,439                         399,605                         331,743
Shareholders' equity....    2,133,037                       1,556,366                       1,374,858
                          -----------                     -----------                     -----------
   Total liabilities and
    shareholders'
    equity..............  $20,790,173                     $17,001,414                     $14,645,687
                          ===========                     ===========                     ===========
   Net interest income..               $  702,260                      $  617,399                      $  551,905
                                       ==========                      ==========                      ==========
   Net yield on interest
    earning assets......                           3.69%                           3.94%                           4.09%
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

          Analysis of Changes in Interest Income and Interest Expense

  The effect on interest income and interest expense due to volume and rate changes in 1998 and 1997 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

                                1998 versus 1997                1997 versus 1996
                         ------------------------------- -------------------------------
                         Increase (Decrease)             Increase (Decrease)
                          due to Change in                due to Change in
                         -------------------             -------------------
                          Average   Average    Increase   Average   Average    Increase
                         Volume (2)   Rate    (Decrease) Volume (2)   Rate    (Decrease)
                         ---------- --------  ---------- ---------- --------  ----------
Interest on earning
 assets:
  Loans, leases, and
   securitized
   ARMs (1).............  $227,138  $(39,357)  $187,781   $132,753  $(5,384)   $127,369
Investment securities:
  Taxable...............    29,393   (12,312)    17,081     20,517     9,866     30,383
  Tax-exempt (1)........    10,469       371     10,840     15,602     5,786     21,388
Interest bearing
 deposits in other
 banks..................        (7)      (54)      ( 61)         4        18         22
Funds sold and security
 resale agreements......    (2,896)       23     (2,873)       959       (61)       898
Trading securities (1)..       129        50        179        751        74        825
Other short-term
 investments............     5,122    (1,020)     4,102         74       341        415
                          --------  --------   --------   --------  --------   --------
    Total interest
     income change......  $269,348  $(52,299)  $217,049   $170,660  $ 10,640   $181,300
                          ========  ========   ========   ========  ========   ========
Expense on interest
 bearing liabilities:
  Savings and interest
   bearing demand
   deposits.............  $ 46,383  $  9,901   $ 56,284   $ 14,192  $ 10,384   $ 24,576
  Other time deposits...    41,345    (4,228)    37,117     18,376      (282)    18,094
  CDs greater than $100,
   brokered and callable
   CDs..................    12,669    (1,948)    10,721     23,199     2,076     25,275
                          --------  --------   --------   --------  --------   --------
  Total interest bearing
   deposits.............   100,397     3,725    104,122     55,767    12,178     67,945
  Short-term borrowings.    18,697    (3,266)    15,431     41,902     5,399     47,301
  Long-term borrowings..    17,785    (5,150)    12,635     (2,316)    2,876        560
                          --------  --------   --------   --------  --------   --------
    Total interest
     expense change.....  $136,879  $ (4,691)  $132,188   $ 95,353  $ 20,453   $115,806
                          ========  ========   ========   ========  ========   ========

--------
Notes:
(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2) Based on average balances excluding fair value adjustments for available for sale securities.

            Provision for Loan and Lease Losses and Credit Quality

  Nonperforming assets at December 31, 1998, were $118.7 million compared to $92.1 million at December 31, 1997, an increase of $26.6 million or 28.9%. Nonperforming assets at December 31, 1996 were $80.7 million. At the time of merger, Security had nonperforming assets of approximately $5.5 million, of which, approximately $5.0 million was nonaccrual residential real estate loans. Nonaccrual loans and leases, the largest component of nonperforming assets increased $34.4 million since year-end 1997 and increased $37.9 million since December 31, 1996. Renegotiated loans and leases at December 31, 1998 were $1.0 million compared to $1.3 million at December 31, 1997. Loans and leases past due 90 days or more were $7.6 million at the end of 1998 compared to $8.2 million at the end of 1997. Other real estate owned amounted to $8.8 million at December 31, 1998, compared to $15.6 million at December 31, 1997, and $8.1 million at December 31, 1996. At December 31, 1998, 1997, and 1996, approximately $3.2 million, $11.7 million and $2.2 million, respectively, of other real estate consisted of closed branch facilities. The increase in 1997 is attributable to the Security merger. The majority of Security's branch and operations facilities were closed due to customer service and operating overlap.

  Throughout 1998, the balance of loans placed on nonaccrual have been increasing. In addition, in the fourth quarter of 1998, one larger commercial loan totaling $25.9 million was placed on nonaccrual. Nonaccrual loans secured by real estate increased $9.5 million compared to 1997. Commercial real estate loans on nonaccrual accounted for $6.9 million and residential real estate loans, including home equity, accounted for $2.0 million of the increase. Nonaccrual lease financing receivables and personal loans decreased compared to the prior year.

  Net charge-offs in 1998 amounted to $9.7 million or .07% of average loans and leases compared to $13.4 million or .12% of average loans and leases in 1997. Excluding one large recovery in 1998, net charge-offs would have been $14.0 million or .10% of average loans which is consistent with the prior year. Net charge-offs in the fourth quarter of 1998 amounted to $5.2 million.

                    Consolidated Credit Quality Information
                             December 31, ($000's)

                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
Nonperforming Assets by Type
Loans and Leases:
  Nonaccrual.................  $101,346  $ 66,945  $ 63,459  $ 52,972  $ 47,842
  Renegotiated...............       978     1,338     1,819     3,087     4,172
  Past Due 90 Days or More...     7,631     8,238     7,366     8,184     9,093
                               --------  --------  --------  --------  --------
  Total Nonperforming Loans
   and Leases................   109,955    76,521    72,644    64,243    61,107
Other Real Estate Owned......     8,751    15,573     8,052    11,103    14,720
                               --------  --------  --------  --------  --------
    Total Nonperforming
     Assets..................  $118,706  $ 92,094  $ 80,696  $ 75,346  $ 75,827
                               ========  ========  ========  ========  ========
Allowance for Loan and Lease
 Losses......................  $226,052  $208,651  $161,659  $166,815  $159,506
                               ========  ========  ========  ========  ========
Consolidated Statistics
Net Charge-offs to Average
 Loans and Leases............      0.07%     0.12%     0.21%     0.10%     0.06%
Total Nonperforming Loans and
 Leases to Total Loans and
 Leases......................      0.79      0.58      0.74      0.68      0.66
Total Nonperforming Assets to
 Total Loans and Leases and
 Other Real Estate Owned.....      0.85      0.70      0.82      0.80      0.82
Allowance for Loan and Lease
 Losses to Total Loans and
 Leases......................      1.62      1.59      1.64      1.78      1.72
Allowance for Loan and Lease
 Losses to Nonperforming
 Loans and Leases............       206       273       223       260       261

           Major Categories of Nonaccrual Loans and Leases ($000's)

                              December 31, 1998           December 31, 1997
                          --------------------------- ---------------------------
                                     % of                        % of
                                     Loan     % of               Loan     % of
                          Nonaccrual Type  Nonaccrual Nonaccrual Type  Nonaccrual
                          ---------- ----  ---------- ---------- ----  ----------
Commercial
Commercial...............  $ 39,131  1.0%     38.6%    $12,431   0.4%     18.5%
Lease Financing
 Receivables.............     2,895  0.5       2.9       3,855   0.8       5.8
                           --------  ---     -----     -------   ---     -----
    Total Commercial.....    42,026  0.9      41.5      16,286   0.4      24.3
Real Estate
Construction and Land
 Development.............     1,952  0.5       1.9       1,329   0.3       2.0
Commercial Real Estate...    21,586  0.6      21.3      14,696   0.4      22.0
Residential Real Estate..    33,117  0.8      32.7      31,117   0.8      46.5
                           --------  ---     -----     -------   ---     -----
    Total Real Estate....    56,655  0.7      55.9      47,142   0.6      70.5
Personal.................     2,665  0.2       2.6       3,517   0.3       5.2
                           --------  ---     -----     -------   ---     -----
    Total................  $101,346  0.7%    100.0%    $66,945   0.5%    100.0%
                           ========  ===     =====     =======   ===     =====

  Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000's)

                                   1998     1997     1996      1995      1994
                                 -------- -------- --------  --------  --------
Allowance for Loan and Lease
 Losses at Beginning
 of Year........................ $208,651 $161,659 $166,815  $159,506  $138,723
Provision for Loan and Lease
 Losses.........................   27,090   17,633   15,634    16,558    25,627
Allowance of Banks Acquired.....      --    42,773      --      2,843       518
Allowance Transfer for Loan
 Securitizations................      --       --      (440)   (2,275)      --
Loans and Leases Charged-off:
  Commercial....................    6,401    8,474   16,294     5,225     3,362
  Real Estate--Construction.....      352       87       13       407       737
  Real Estate--Mortgage.........    5,115    3,907    3,446     2,914     4,060
  Personal......................    7,886    7,868    6,390     5,783     4,410
  Leases........................    1,191    1,166    2,397       875       907
                                 -------- -------- --------  --------  --------
Total Charge-offs...............   20,945   21,502   28,540    15,204    13,476
Recoveries on Loans and Leases:
  Commercial....................    6,708    4,176    3,231     2,123     3,682
  Real Estate--Construction.....      164       53        9        39         6
  Real Estate--Mortgage.........    1,369    1,097    2,483     1,035     2,556
  Personal......................    2,690    2,501    2,355     2,167     1,793
  Leases........................      325      261      112        23        77
                                 -------- -------- --------  --------  --------
Total Recoveries................   11,256    8,088    8,190     5,387     8,114
                                 -------- -------- --------  --------  --------
Net Loans and Leases Charged-
 off............................    9,689   13,414   20,350     9,817     5,362
                                 -------- -------- --------  --------  --------
Allowance for Loan and Lease
 Losses at End of Year.......... $226,052 $208,651 $161,659  $166,815  $159,506
                                 ======== ======== ========  ========  ========

  The amount of the provision for loan and lease losses charged to operating expense for the year ended December 31, 1998, is the amount necessary to bring the allowance for loan and lease losses at December 31, 1998, to a level believed adequate by management to absorb current estimated probable losses in the loan and lease portfolio. To serve as a basis for determining the provision, M&I maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting loan and lease customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan and lease relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the recorded investment in the loan to the loans effective interest rate, the fair value of the collateral or the loans observable market price.

  The provision for loan and lease losses amounted to $27.1 million in 1998, $17.6 million in 1997, and $15.6 million in 1996. The increase in the provision in 1998 reflects the increase in nonaccrual loans throughout the year, increased net charge-off levels in the fourth quarter of 1998 (.15% of average loans), increased diversity in the loan portfolio (loan type and geographical presence), the impact of Asian and Latin American economies on selected customers and maintenance of risk-based reserve coverage. See "Summary of Loan and Lease Loss Experience" contained in Item 1, Part 1 for additional discussion.

                                 Other Income

  Total noninterest income amounted to $756.3 million in 1998 compared to $608.5 million in 1997, an increase of $147.8 million or 24.3%.

  Fees from data processing services increased $68.8 million or 20.0% from $343.8 million in 1997 to $412.6 million in 1998. Processing fees in 1998 increased $41.0 million or 17.1% over 1997. Software revenue increased $17.6 million or 33.5%. Conversion fees increased $7.1 million. Buyout fees, which vary from year to year, increased $2.9 million. Fees from other services such as contract programming and consulting were relatively unchanged. Revenue growth levels in 1999 may be below historical patterns due to the loss of a significant customer because of an acquisition, and general reluctance of potential customers to change their information processing or application systems with year 2000 rapidly approaching.

  Fees from trust services were $88.5 million in 1998 compared to $78.6 million in 1997, an increase of $9.9 million or 12.6%. Personal trust fees increased 6.8%, or $2.8 million, while all other major categories experienced revenue growth in excess of 13% over the prior year. Commercial trust fees increased $3.8 million and outsourcing fees increased $1.4 million.

  Fees for other customer services increased $19.1 million or 14.3% from 1997 and amounted to $152.8 million in 1998. Fee income from loans increased $11.3 million due in part to increased loan prepayment penalties and fees received on fixed rate loans sold in the secondary market. Service charges on deposits increased $3.8 million. Credit card, debit card and ATM fees increased $3.0 million and brokerage, insurance and annuity fees increased $2.4 million.

  Net securities gains in 1998 amounted to $30.8 million. The Corporation's Capital Markets Group had net realized gains from their security portfolio of $23.6 million. Also during 1998, the Corporation and its banking affiliates had net securities gains of $7.2 million from the sale of equity securities and debt securities available for sale.

  Other miscellaneous income amounted to $71.7 million in 1998 compared to $48.2 million in 1997, an increase of $23.5 million. Gains from the sale of mortgage loans increased $21.7 million in 1998 and amounted to $34.2 million. Deposit premiums from sales of bank branches of $7.6 million in 1997 were offset by increases in gains on sales of fixed assets and earnings on funded deferred compensation plans. The increase in the net realizable value for bank-owned life insurance policies amounted to $3.9 million in 1998 compared to $0.8 million in 1997.

  Total noninterest income amounted to $608.5 million in 1997 compared to $511.3 million in 1996, an increase of $97.2 million or 19.0%.

  Fees from data processing services increased $75.3 million or 28.0% from $268.5 million in 1996 to $343.8 million in 1997. Processing fees increased $55.4 million or 30.2%. Conversion revenue of $14.1 million was relatively unchanged. Fees from other services such as contract programming and consulting increased $3.3 million and software revenue increased $11.5 million or 28.2%. Buyout fees, which vary from year to year, increased $5.1 million and amounted to $11.3 million in 1997.

  Fees from trust services were $78.6 million in 1997 compared to $70.2 million in 1996, an increase of $8.4 million or 12.0%. All major categories experienced revenue growth in excess of 10% over the prior year. Personal trust fees increased $4.1 million and commercial trust fees increased $2.8 million.

  Fees for other customer services increased $11.1 million or 9.0%. Service charges on deposits increased $3.1 million and amounted to $57.9 million in 1997. Credit card, debit card and ATM fees of $25.1 million in 1997 increased $2.4 million. Brokerage and insurance fees increased $2.6 million.

  Net securities gains in 1997 amounted to $4.1 million. During 1997 the Corporation's Capital Markets Group had net realized securities gains of $6.7 million. Also during 1997, the Corporation's banking affiliates had net securities losses of $4.4 million from the sale of available for sale investment securities as previously discussed and the Corporation had net securities gains of $1.8 million from the sale of equity securities.

  Other miscellaneous income amounted to $48.2 million in 1997 compared to $34.5 million in 1996, an increase of $13.7 million. Deposit premiums from sales of bank branches were $7.6 million in 1997 compared to $1.5 million in 1996. Gains from the sale of mortgage loans increased $4.5 million in 1997 and amounted to $12.6 million. Foreign exchange revenue increased $1.1 million in 1997 compared to the prior year.

                                 Other Expense

  Total other expense before merger/restructuring charges amounted to $916.7 million in 1998, an increase of $119.5 million or 15.0% from $797.2 million in 1997. Including these charges, total other expense for 1998 amounted to $940.0 million. Total other expense, before special charges, amounted to $689.6 million in 1996. See Note 3 to the Consolidated Financial Statements contained in Item 8 for a description of the 1998 merger/restructuring charges.

  The increase in expenses is primarily attributable to the Corporation's nonbanking businesses, particularly its data processing business segment ("Data Services"). Data Services expense growth of $70.6 million or 19.3% in 1998 compared to 1997 represents approximately 59% of the Corporations total operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth as well as continued work on Year 2000. See "Year 2000" for additional discussion of the activities and costs related to this project.

  Expenses of the Corporation's banking business in 1997 included the cost of integrating Security into M&I. M&I added approximately 400 full-time equivalent employees as a direct result of the merger excluding job opportunities offered former Security employees for open job positions that existed prior to the merger. In total, it is estimated that 570 M&I positions were filled by former Security employees. At the time of merger, Security employed approximately 850 employees on a full-time equivalent basis. During the fourth quarter of 1997, many former Security employees were temporarily retained to assist in implementing systems and operations conversions, attending to special customers needs and other issues to ensure that the integration was as effective and efficient as possible.

  The merger with Security was an in-market acquisition which entailed a significant amount of customer service and operating overlap. The Corporation closed the majority of Security's branch and operating facilities in addition to the reduction in work force described above resulting in lower operating expenses.

  Expenses of the Corporation's banking business in 1996 include the cost of implementing certain initiatives in the areas of retail and small business lending, loan and deposit operational support consolidation and product and service distribution networks. These initiatives will enable more competitive pricing and achieve improved cost efficiencies. In 1996, these banking initiative expenses amounted to $4.7 million.

  Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding special charges) divided by the sum of total other income (excluding securities gains or losses other than for the Capital Markets Group) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the years ended December 31, 1998, 1997, and 1996 were:


                         Efficiency Ratios                     1998  1997  1996
      -------------------------------------------------------- ----  ----  ----
      Consolidated Corporation................................ 63.2% 64.9% 64.6%
      Consolidated Corporation Excluding Data Services:
        Including Intangible Amortization..................... 53.1% 56.1% 56.8%
        Excluding Intangible Amortization..................... 48.5% 54.3% 55.8%

  Total salaries and benefits expense amounted to $523.6 million for 1998 compared to $460.2 million in 1997, an increase of $63.4 million or 13.8%. The data processing business contributed approximately $42.5 million or 67% of the increase. During 1998, Data Services had average full-time equivalent employees and contract programmers of 3,926 compared to 3,496 in the prior year. Salaries and benefits of the Corporation's residential mortgage banking group increased $3.7 million or 41.9%. Loan production in 1998 was $3.4 billion, an increase of 120% from last year. Salaries and benefits for Trust Services increased $5.5 million or 16.6% compared to 1997 which reflects increased costs for outsourcing and other services associated with revenue growth.

  Net occupancy and equipment expenses increased $17.8 million in 1998 when compared to 1997. Data Services activity resulted in approximately $13.7 million or 77% of the 1998 increase in occupancy and equipment costs. Additional depreciation and maintenance associated with equipment additions and telecommunications equipment and charges accounted for $11.9 million of Data Services' increase.

  Software expense amounted to $22.2 million in 1998 compared to $19.7 million in 1997, an increase of $2.5 million or 12.6%. This increase is primarily related to Data Services growth which accounted for $1.4 million of the increase. Data Services growth consisted of additional and more costly operating software associated with CPU upgrades as well as additional application software including software used for the Year 2000 project.

  Professional services increased $8.0 million or 46% over 1997. Data Services accounted for $2.6 million of the increase. Banking and all others accounted for the remainder of the increase.

  Amortization of intangibles increased $22.1 million primarily as a result of the Security transaction and accelerated amortization of mortgage servicing rights due to prepayments associated with refinancings.

  Other expenses amounted to $106.9 million in 1998 compared to $104.2 million in the prior year, an increase of $2.7 million or 2.6%.

  Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. The amount of capitalized software development costs and capitalized conversion costs net of their respective amortization declined $3.3 million and $1.4 million in 1998 compared to 1997. During 1997, capitalized software impairment writedowns amounted to $2.4 million.

  Total other expense amounted to $797.2 million in 1997, an increase of $107.6 million or 15.6% from $689.6 million in 1996 before the three special charges as previously discussed. Including these special charges, total other expense for 1996 amounted to $713.5 million.

  Total salaries and benefits expense amounted to $460.2 million for 1997 compared to $392.7 million in 1996, an increase of $67.5 million or 17.2%. The data processing business contributed approximately $46.6 million or 69% of the increase. During 1997, Data Services had average full-time equivalent employees and contract programmers of 3,496 compared to 2,810 in the prior year.

  Net occupancy and equipment expenses increased $10.0 million in 1997 when compared to 1996. Data Services activity resulted in substantially all of this increase. Additional depreciation and maintenance associated with equipment additions and telecommunications equipment and charges accounted for $8.1 million of Data Services' increase. Also during 1997, Data Services completed a 160,000 square foot facility in addition to upgrades to its existing facilities.

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

  As previously discussed, the Corporation paid $7.1 million in one-time SAIF assessments in 1996 which is the primary reason for the decline in payments to regulatory agencies in 1997 compared to 1996.

  Processing charges expense increased $5.5 million or 28.1% from $19.8 million in 1996 to $25.3 million in 1997. Both banking and Data Services experienced increased costs in processing charges.

  Amortization of intangible assets increased $2.5 million in 1997 over 1996 due to an additional $8.0 million expense as a result of the Security transaction in 1997 which was partially offset by a $4.7 million special, one-time writedown of intangible assets in 1996 by Advantage Bancorp.

  Other expenses amounted to $104.2 million in 1997 compared to $103.7 million in the prior year, an increase of $0.5 million. Excluding the $12.1 million write-off of acquired in-process technology attributable to the EastPoint acquisition in 1996, other expenses increased $12.6 million in 1997 when compared to the prior year. Other operating expenses associated with Data Services revenue growth increased $8.4 million. Customer related expense for banking increased $2.2 million in 1997 compared with 1996. Lease buyouts and writedowns associated with branch closures decreased $0.8 million.

  Other expense is also affected by the capitalization of costs, net of amortization, associated with software development and customer data processing conversions. The amount of capitalized software development costs, net of amortization and impairment writedowns, increased $6.9 million in 1997 compared to the prior year. The impact of capitalized customer conversion activity, net of amortization, declined $2.2 million as customers continue to pay for conversions upfront. Capitalized software costs are amortized over their estimated useful lives. Despite the Corporation's monitoring of its ability to recover its investment in software, the ever increasing change in technology increases the possibility of obsolescence and may necessitate impairment writedowns. As previously discussed, capitalized software impairment writedowns were $2.4 million in 1997.

                             Income Tax Provision

  The provision for income taxes was $164.0 million in 1998, $131.5 million in 1997 and $111.3 million in 1996. The effective tax rate in 1998 was 35.2% compared to 33.9% in 1997 and 35.0% in 1996. The increase in the effective tax rate in 1998 is due, in part, to the increase in amortization and elements of the merger/restructuring charge which are not deductible for income tax purposes.

                               Capital Resources

  Shareholders' equity was $2.24 billion or 10.40% of total consolidated assets at December 31, 1998, compared to $2.02 billion or 9.86% of total consolidated assets at December 31, 1997. Earnings, net of dividends paid, was the major source of the increase.

  The Corporation and its affiliates continue to have a strong capital base and the Corporation's regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 13 to the Consolidated Financial Statements contained in Item 8 herein for the Corporation's comparative capital ratios and the capital ratios of its significant subsidiaries.

  The Corporation's subsidiaries, primarily its banking subsidiaries, are restricted by regulations from making distributions above prescribed amounts. In addition, banking subsidiaries are limited in making loans and advances to the Corporation. At December 31, 1998, approximately $69.9 million and $69.3 million were available for distribution without regulatory approval from the Corporation's banking and nonbanking subsidiaries, respectively.

  Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

  In April 1997, $16.8 million of 8.5% convertible subordinated notes were converted into 1,922,114 shares of common stock. As provided for in the note agreement, the noteholder subsequent to conversion, exchanged the common shares acquired by conversion of the debt for 168,185 shares of the Corporation's Series A preferred stock.

  The Corporation had a Stock Repurchase Program under which up to 6 million shares could be repurchased annually. In connection with the acquisition of Advantage Bancorp, Inc., the Company rescinded its stock repurchase program effective March 16, 1998. The total shares purchased in 1998 were 0.6 million shares. On January 12, 1999, the Corporation announced its intentions to purchase up to 6 million shares annually. The shares will be acquired to have treasury shares available for issuance pursuant to employee benefit plans and for other corporate needs. Any such purchases may be conducted through open market or privately negotiated transactions. The price, timing and actual number of shares purchased will depend on market conditions.

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

  The Corporation recognizes the need to ensure its operations and income stream will not be adversely impacted by year 2000 related events. The Board of Directors receive periodic updates on plan revisions, progress achieved compared to targets and the costs involved. Also, the Corporation Internal Audit Group is evaluating the processes and procedures used to address the problem and the progress being made. Proactive "information sharing" is encouraged by the Corporation, both internally and externally, through an employee newsletter, written communications and regional workshops with customers, the Corporation's Web site, trade groups, vendors, utilities and the government.

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

  With the most critical phase of the year 2000 project almost complete, the physical infrastructure including elevators, security systems, heating and air conditioning is being assessed. The majority of testing, system modifications and infrastructure changes will be completed in the second quarter of 1999.

  In August 1998 Data Services received ITAA*2000 certification from the Information Technology Association of America. The program examines processes and methods used by companies to perform their year 2000 software conversions. In addition, Data Services progress and plans are subject to periodic review and evaluation by banking regulatory agencies.

  In August 1998 Data Services adopted a "Year 2000 Contingency Strategy" plan which is an expansion of their pre-existing "Services Continuity Recovery" plan. This plan includes an analysis of "most reasonably likely year 2000 worst case scenarios" and their planned solutions to those scenarios. The plan follows all the Federal Financial Institutions Examination Council's (FFIEC) guidelines. Examples of these scenarios and planned solutions are, a power interruption at a data processing facility mitigated by an onsite generator, and simultaneous disasters at all data processing locations mitigated by the use of a prearranged third party facility.

            CORPORATION AND SUBSIDIARIES (Excluding Data Services)

  The Corporation and its other affiliates began addressing Year 2000 in 1997. The overall process is being coordinated through M&I Support Services which has a dedicated function addressing the issue. Their mission includes providing an overall plan, communicating and documenting the process and reporting of progress including periodic reporting to the banking affiliates primary regulator(s). In addition, a coordinator has been appointed from each affiliate bank and division of the Corporation. In some cases external resources or consultants are contracted for assistance with the project or for specific business line solutions. Planning of the project was completed in June 1997. The inventory of hardware, software, electronic equipment and building systems was completed in January 1998. Designated "Mission Critical Software" has been renovated and is in the validation phase which is projected to be completed in the first quarter of 1999.

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

  The Corporation also has a risk that major loan customers may incur year 2000 problems that might inhibit their ability to repay their obligations or affect the Corporation's ability to access collateral in the event of default. All customers with loans exceeding a specified threshold amount have been sent a year 2000 questionnaire designed to summarize their state of readiness. Additional mailings or phone contact is being made with loan customers that have not responded to initial requests for information. Those responding to the mail surveys or contacted by phone have been assessed and assigned a risk factor for year 2000 readiness. These assessments have become a part of the Corporation's ongoing Credit Review process. Applicants for certain types and sizes of new loans are required to submit similar information which will be used in the underwriting and monitoring processes.

  Although M&I has had contingency plans (disaster recovery) in place covering major business disruptions like power outages and communications or computer system failures for some time, in January 1998, the Corporation began to revise these plans to specifically include year 2000 issues. As a part of this process the Corporation is identifying a list of "most reasonably likely worst case scenarios" and action plans to minimize business disruption if they were to occur. The major scenarios identified take into account the Corporation's dependency on utilities, government and customer behavior over which it has very limited control. Reviews have been made of the year 2000 programs and contingency plans of the Federal Reserve and major utilities. Periodic updates of their progress in following their year 2000 readiness timetables are being made. Contingency plan revisions are expected to be completed in the second quarter of 1999.

                            YEAR 2000 RELATED COSTS

  The majority of Data Services' contracts do not provide for additional reimbursement over and above the previously contracted maintenance amounts. The current estimate of the Corporation's total net direct cost for the year 2000 effort as outlined above is approximately $40 million with Data Services representing approximately 88% of that amount. Approximately $25 million or 63% has been expensed through December 31, 1998. The cost for the years ended December 31, 1998, 1997 and 1996 were $15 million, $7 million, and $3 million, respectively. Prior periods amounts have been restated to conform with the additional guidance issued by the Securities and Exchange Commission on November 9, 1998, which, among other things, more clearly defines the types of expenses that should be disclosed. Replacement equipment and software are being capitalized or expensed in accordance with the Corporation's normal accounting policies. The effect of writing off the net book value of equipment or software that is not Year 2000 compliant is included in the above estimates.

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

 Interest Rate Risk

  In order to measure earnings and fair value sensitivity to changing rates, the Corporation uses three different measurement tools including static gap analysis, simulation of earnings, and market value sensitivity (fair value at risk). The static gap analysis starts with contractual repricing information for assets, liabilities and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (NOW, Savings, and Money Market accounts) and non rate related products (DDA accounts, Other Assets and Other Liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan product and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principle above the contractual amount based on how far away the contractual coupon is from market coupon rates. The resulting static gap is the base for the earnings sensitivity calculation. The following table represents the Corporation's consolidated static gap position as of December 31, 1998 ($ in millions):

                           1-90     91-180    181-270   271-360             1 Year
                           Days      Days      Days      Days     Subtotal     +     Total
                          -------   -------   -------   -------   --------  ------- -------
Loans and Leases........  $ 5,530   $ 1,079   $   819   $   723   $ 8,151   $ 5,619 $13,770
Securities..............      317       374       378       325     1,394     3,712   5,106
Other Interest Bearing
 Assets.................      232       --        --        --        232       --      232
Other Assets............      --        --        --        --        --      2,458   2,458
                          -------   -------   -------   -------   -------   ------- -------
    Total Assets........  $ 6,079   $ 1,453   $ 1,197   $ 1,048   $ 9,777   $11,789 $21,566
                          =======   =======   =======   =======   =======   ======= =======
Rate Sensitive
 Liabilities............  $ 8,927   $ 1,132   $   969   $   638   $11,666   $ 4,316 $15,982
Non Rate Sensitive
 Liabilities & Equity...      --        --        --        --        --      5,584   5,584
                          -------   -------   -------   -------   -------   ------- -------
Total Liabilities &
 Equity.................  $ 8,927   $ 1,132   $   969   $   638   $11,666   $ 9,900 $21,566
                          =======   =======   =======   =======   =======   ======= =======
Gap.....................  $(2,848)  $   321   $   228   $   410             $ 1,889
Cumulative Gap..........   (2,848)   (2,527)   (2,299)   (1,889)
Cumulative Gap as a % of
 Total Assets...........   (13.21)%  (11.72)%  (10.66)%   (8.76)%
Total Off Balance Sheet.  $  (877)  $   150   $    66   $   106   $  (555)  $   555 $   --
Gap.....................  $(3,725)  $   471   $   294   $   516             $ 2,444
Cumulative Gap..........   (3,725)   (3,254)   (2,960)   (2,444)
Cumulative Gap as a % of
 Total Assets...........   (17.27)%  (15.09)%  (13.73)%  (11.33)%

--------
Notes:
(1) Off-balance sheet information does not include $50 million of interest rate caps and floors.
(2) The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and NOW accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances is considered to be long-term and fairly stable and is therefore included in the "1 year +" category.

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

  Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical +/- 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12 month period is compared to the pretax income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a +/- 100 basis point parallel rate shock. The following table illustrates these amounts as of December 31, 1998, which are within the limits established by the Corporation:

      Hypothetical Change                                       Impact to 1998
      in Interest Rates                                        Pretax Net Income
      -------------------                                      -----------------
      100 basis point Shock Up................................       (8.6%)
      100 basis point Shock Down..............................        5.9%

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

  Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environments. This technique involves determining the present value of all contractual asset and liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 2.5% of the market value of the Corporation as of December 31, 1998.

  In September 1998 the Corporation began acting as an intermediary for swap agreements on behalf of its customers. These are derivative financial instruments and are matched off by the Corporation to eliminate exposure to market risk. These interest rate swaps held for trading included $35 million in notional amount of receive fixed and $35 million in notional amount of pay fixed at December 31, 1998.

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

  M&I Trust Services administers more than $47 billion in assets and directly manages a portfolio of more than $9 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                          Consolidated Balance Sheets
                     December 31 ($000's except share data)

                                                            1998        1997
                                                         ----------- -----------
Assets
Cash and Cash Equivalents:
  Cash and Due from Banks..............................  $   760,405 $   817,491
  Funds Sold and Security Resale Agreements............       34,616      34,586
  Money Market Funds...................................      111,717      65,986
                                                         ----------- -----------
Total Cash and Cash Equivalents........................      906,738     918,063
Investment Securities:
  Trading Securities, at Market Value..................       34,046      43,644
  Other Short-term Investments, at Cost which
   Approximates Market Value...........................       51,971      37,018
  Other Available for Sale, at Market Value............    4,049,421   4,208,616
  Held to Maturity, Market Value $1,095,048 ($1,203,872
   in 1997)............................................    1,056,233   1,176,688
                                                         ----------- -----------
Total Investment Securities............................    5,191,671   5,465,966
Loans and Leases, Net of Unearned Income of $128,680
 ($98,979 in 1997).....................................   13,996,166  13,101,912
Less: Allowance for Loan and Lease Losses..............      226,052     208,651
                                                         ----------- -----------
Net Loans and Leases...................................   13,770,114  12,893,261
Premises and Equipment.................................      360,345     351,423
Goodwill and Core Deposit Intangibles..................      317,414     329,592
Other Intangibles......................................       18,119      27,374
Accrued Interest and Other Assets......................    1,001,892     516,479
                                                         ----------- -----------
    Total Assets.......................................  $21,566,293 $20,502,158
                                                         =========== ===========
Liabilities and Shareholders' Equity
Deposits:
  Noninterest Bearing..................................  $ 2,929,195 $ 2,753,320
  Interest Bearing.....................................   12,990,724  12,267,008
                                                         ----------- -----------
    Total Deposits.....................................   15,919,919  15,020,328
Short-term Borrowings..................................    2,077,285   2,047,086
Accrued Expenses and Other Liabilities.................      530,828     516,779
Long-term Borrowings...................................      794,482     895,536
                                                         ----------- -----------
    Total Liabilities..................................   19,322,514  18,479,729
Shareholders' Equity:
  Series A Convertible Preferred Stock, $1.00 par
   value, 2,000,000 Shares Authorized; 685,314 Shares
   Issued; Liquidation Preference $68,531..............          685         685
  Common Stock, $1.00 par value, 160,000,000 Shares
   Authorized; 112,757,546 Shares Issued (113,185,374
   in 1997)............................................      112,757     113,185
  Additional Paid-in Capital...........................      621,795     620,899
  Retained Earnings....................................    1,664,123   1,460,646
  Less: Treasury Stock, at Cost, 6,654,170 Shares
   (7,765,169 in 1997).................................      194,046     215,787
    Deferred Compensation..............................       19,637       9,297
    Net Unrealized Securities Gains
    Net of Taxes.......................................       58,102      52,098
                                                         ----------- -----------
    Total Shareholders' Equity.........................    2,243,779   2,022,429
                                                         ----------- -----------
    Total Liabilities and Shareholders' Equity.........  $21,566,293 $20,502,158
                                                         =========== ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       Consolidated Statements of Income
               Years ended December 31 ($000's except share data)

                                                  1998       1997       1996
                                               ---------- ---------- ----------
Interest Income
Loans and Leases.............................. $1,085,829 $  921,161 $  804,951
Investment Securities:
  Taxable.....................................    280,377    240,238    198,787
  Exempt from Federal Income Taxes............     52,969     45,420     30,718
Trading Securities............................      2,203      2,016      1,202
Other Short-term Investments..................     12,666     11,498     10,163
                                               ---------- ---------- ----------
    Total Interest Income.....................  1,434,044  1,220,333  1,045,821
Interest Expense
Deposits......................................    564,540    460,418    392,473
Short-term Borrowings.........................    126,624    111,193     63,892
Long-term Borrowings..........................     66,810     54,175     53,615
                                               ---------- ---------- ----------
    Total Interest Expense....................    757,974    625,786    509,980
                                               ---------- ---------- ----------
Net Interest Income...........................    676,070    594,547    535,841
Provision for Loan and Lease Losses...........     27,090     17,633     15,634
                                               ---------- ---------- ----------
Net Interest Income After Provision for Loan
 and Lease Losses.............................    648,980    576,914    520,207
Other Income
Data Processing Services......................    412,632    343,846    268,526
Trust Services................................     88,496     78,595     70,190
Other Customer Services.......................    152,762    133,658    122,594
Net Securities Gains..........................     30,783      4,127     15,471
Other.........................................     71,660     48,243     34,493
                                               ---------- ---------- ----------
    Total Other Income........................    756,333    608,469    511,274
Other Expense
Salaries and Employee Benefits................    523,606    460,164    392,711
Net Occupancy.................................     44,181     41,252     40,759
Equipment.....................................    103,180     88,358     78,803
Software Expenses.............................     22,181     19,702     15,222
Payments to Regulatory Agencies...............      4,834      3,518     10,741
Processing Charges............................     25,286     25,295     19,752
Supplies and Printing.........................     18,679     16,990     16,015
Professional Services.........................     25,326     17,348     17,979
Amortization of Intangibles...................     42,457     20,388     17,867
Merger/Restructuring..........................     23,373        --         --
Other.........................................    106,925    104,196    103,683
                                               ---------- ---------- ----------
    Total Other Expense.......................    940,028    797,211    713,532
                                               ---------- ---------- ----------
Income Before Income Taxes....................    465,285    388,172    317,949
Provision for Income Taxes....................    163,962    131,487    111,314
                                               ---------- ---------- ----------
Net Income.................................... $  301,323 $  256,685 $  206,635
                                               ========== ========== ==========
Net Income Per Common Share
Basic......................................... $     2.79 $     2.62 $     2.12
Diluted.......................................       2.61       2.43       1.98

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                     Consolidated Statements of Cash Flows
                        Years ended December 31 ($000's)

                                            1998         1997         1996
                                         -----------  -----------  -----------
Cash Flows From Operating Activities
Net Income.............................  $   301,323  $   256,685  $   206,635
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating
 Activities:
  Depreciation and Amortization........      111,392       63,935       56,094
  Provision for Loan and Lease Losses..       27,090       17,633       15,634
  Gains on Sales of Assets.............      (77,183)     (33,585)     (31,854)
  Proceeds from Sales of Trading
   Securities and Loans Held for
   Resale..............................    5,211,992    4,220,597    4,078,854
  Purchases of Trading Securities and
   Loans Held for Resale...............   (5,245,240)  (4,237,853)  (4,102,499)
  Other................................      (59,464)     (12,638)      17,326
                                         -----------  -----------  -----------
    Total Adjustments..................      (31,413)      18,089       33,555
                                         -----------  -----------  -----------
Net Cash Provided by Operating
 Activities............................      269,910      274,774      240,190
Cash Flows From Investing Activities
Net (Increase) Decrease in Shorter Term
 Securities............................      (14,450)       6,050       52,447
Proceeds from Maturities of Longer Term
 Securities............................    1,461,553      789,324      912,229
Proceeds from Sales of Securities
 Available for Sale....................      160,474      797,270      797,890
Purchases of Longer Term Securities....   (1,054,290)  (1,373,780)  (2,379,186)
Decrease in Loans Due to Divestitures..          --         4,546       13,729
Net Increase in Loans..................   (1,016,336)    (978,960)    (683,065)
Purchases of Assets to be Leased.......     (317,862)    (295,185)    (171,395)
Principal Payments on Lease
 Receivables...........................      242,227      197,372      145,095
Purchases of Premises and Equipment,
 Net...................................      (60,811)     (68,829)     (53,383)
Acquisitions Accounted for as
 Purchases, Net of Cash Equivalents
 Acquired                                     (5,170)    (236,399)         --
Purchase of Bank-Owned Life Insurance..     (400,000)         --           --
Other..................................       14,997       11,741      (18,945)
                                         -----------  -----------  -----------
Net Cash Used in Investing Activities..     (989,668)  (1,146,850)  (1,384,584)
Cash Flows From Financing Activities
Decrease in Deposits Due to
 Divestitures..........................          --       (56,294)     (25,874)
Net Increase in Deposits...............      899,591    1,064,439      703,019
Proceeds from Issuance of Commercial
 Paper.................................      779,653      455,726      641,754
Principal Payments on Commercial Paper.     (829,077)    (360,374)    (669,091)
Net Increase (Decrease) in Other Short-
 term Borrowings.......................       41,210      (46,517)   1,022,799
Proceeds from Issuance of Long-term
 Debt..................................       87,573      182,371      317,835
Payment of Long-term Debt..............     (159,963)    (346,064)    (519,589)
Dividends Paid.........................      (97,241)     (79,272)     (70,966)
Purchase of Common Stock...............      (29,633)     (64,430)    (180,053)
Proceeds from the Issuance of Common
 Stock.................................       15,086       23,538       13,305
Other..................................        1,234          --             7
                                         -----------  -----------  -----------
Net Cash Provided by Financing
 Activities............................      708,433      773,123    1,233,146
                                         -----------  -----------  -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................      (11,325)     (98,953)      88,752
Cash and Cash Equivalents, Beginning of
 Year..................................      918,063    1,017,016      928,264
                                         -----------  -----------  -----------
Cash and Cash Equivalents, End of Year.  $   906,738  $   918,063  $ 1,017,016
                                         ===========  ===========  ===========
Supplemental Cash Flow Information:
Cash Paid During the Year for:
  Interest.............................  $   759,231  $   607,614  $   506,184
  Income Taxes.........................      141,553      103,716      103,847

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                           ($000's except share data)

                                                                                                Unrealized
                         Compre-                      Additional             Treasury  Deferred Securities
                         hensive  Preferred  Common    Paid-in    Retained    Common   Compen-  Gains Net
                          Income    Stock    Stock     Capital    Earnings    Stock     sation   of Taxes
                         -------- --------- --------  ---------- ----------  --------  -------- ----------
Balance, December 31,
 1995, As Previously
 Reported..............       --    $349    $ 99,494   $190,287  $1,075,789  $128,459   $1,090   $21,247
Adjustment to
 Retroactively Restate
 for 1998 Business
 Combination Accounted
 for as a Pooling of
 Interests.............       --     --        4,157     20,976      72,304       --     2,797     2,196
                                    ----    --------   --------  ----------  --------   ------   -------
Balance, December 31,
 1995, Restated........       --     349     103,651    211,263   1,148,093   128,459    3,887    23,443
Comprehensive Income:
 Net Income............  $206,635    --          --         --      206,635       --       --        --
 Unrealized Gains on
  Securities:
   Unrealized
    Securities Gains
    Net of Taxes of
    $1,651.............     3,085    --          --         --          --        --       --        --
   Reclassification
    Adjustment for
    Losses Included in
    Net Income Net of
    Income Tax Benefit
    of $970............     1,822    --          --         --          --        --       --        --
                         --------
     Total Unrealized
      Gains on
      Securities.......     4,907    --          --         --          --        --       --      4,907
                         --------
Comprehensive Income...  $211,542    --          --         --          --        --       --        --
                         ========
Transactions by
 Affiliates Prior to
 Combination...........       --     --          --         --       (1,088)      --       --        --
Issuance of 1,922,114
 Treasury Common Shares
 on Conversion of
 Convertible Notes.....       --     --          --     (25,660)        --    (42,517)     --        --
Issuance of 168,185
 Preferred Shares on
 Conversion of
 1,922,114 Common
 Shares................       --     168         --      42,349         --     42,517      --        --
Issuance of 1,049,700
 Common and Treasury
 Common Shares Under
 Stock Option and
 Restricted Stock
 Plans.................       --     --           67     (8,637)       (315)  (22,422)     141       --
Acquisition of
 6,218,671 Common
 Shares................       --     --         (294)    (7,659)        --    173,106      --        --
Dividends Declared on
 Preferred Stock--$7.99
 Per Share.............       --     --          --         --       (3,827)      --       --        --
Dividends Declared on
 Common Stock--$0.72
 Per Share.............       --     --          --         --      (66,051)      --       --        --
Repayment of ESOP Loan.       --     --          --         --          --        --      (281)      --
Net Change in Deferred
 Compensation..........       --     --          --         140         --        --      (373)      --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes..............       --     --          --       6,527         --        --       --        --
Other..................       --     --          --         --         (174)      --       --        --
                                    ----    --------   --------  ----------  --------   ------   -------
Balance, December 31,
 1996..................             $517    $103,424   $218,323  $1,283,273  $279,143   $3,374   $28,350
                                    ====    ========   ========  ==========  ========   ======   =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                           ($000's except share data)

                                                                                                 Unrealized
                         Compre-                       Additional             Treasury  Deferred Securities
                         hensive   Preferred  Common    Paid-in    Retained    Common   Compen-  Gains Net
                          Income     Stock    Stock     Capital    Earnings    Stock     sation   of Taxes
                         --------  --------- --------  ---------- ----------  --------  -------- ----------
Balance, December 31,
 1996..................       --     $517    $103,424   $218,323  $1,283,273  $279,143   $3,374   $28,350
Comprehensive Income:
 Net Income............  $256,685     --          --         --      256,685       --       --        --
 Unrealized Gains on
  Securities:
   Unrealized
    Securities Gains
    Net of Taxes of
    $14,254............    24,945     --          --         --          --        --       --        --
   Reclassification
    Adjustment for
    Gains Included in
    Net Income Net of
    Taxes of $600......    (1,197)    --          --         --          --        --       --        --
                         --------
     Total Unrealized
      Gains on
      Securities.......    23,748     --          --         --          --        --       --     23,748
                         --------
Comprehensive Income...  $280,433     --          --         --          --        --       --        --
                         ========
Transactions by
 Affiliates Prior to
 Combination...........       --      --          --         --       (1,297)      --       --        --
Issuance of 9,808,255
 Common Shares and
 2,515,955 Treasury
 Common Shares in the
 Acquisition of
 Security Capital
 Corporation
 ("Security")..........       --      --        9,809    406,726         --    (66,806)     --        --
Common Shares Held for
 Deferred Compensation
 and Retirement Plans
 Assumed in the
 Acquisition of
 Security--148,997
 Common Shares.........       --      --          --         --          --        --     5,559       --
Issuance of 1,922,114
 Treasury Common Shares
 on Conversion of
 Convertible Notes.....       --      --          --     (33,868)        --    (50,725)     --        --
Issuance of 168,185
 Preferred Shares on
 Conversion of
 1,922,114 Common
 Shares................       --      168         --      50,557         --     50,725      --        --
Issuance of 1,880,929
 Common and Treasury
 Common Shares Under
 Stock Option and
 Restricted Stock
 Plans.................       --      --           18    (24,623)        (40)  (48,800)     155       --
Acquisition of
 1,298,633 Common
 Shares................       --      --          (66)   (12,075)        --     52,250      --        --
Dividends Declared on
 Preferred Stock--$8.78
 Per Share.............       --      --          --         --       (5,671)      --       --        --
Dividends Declared on
 Common Stock--$0.785
 Per Share.............       --      --          --         --      (72,304)      --       --        --
Repayment of ESOP Loan.       --      --          --         --          --        --      (332)      --
Net Change in Deferred
 Compensation..........       --      --          --         155         --        --       541       --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes..............       --      --          --      15,704         --        --       --        --
                                     ----    --------   --------  ----------  --------   ------   -------
Balance, December 31,
 1997..................              $685    $113,185   $620,899  $1,460,646  $215,787   $9,297   $52,098
                                     ====    ========   ========  ==========  ========   ======   =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                           ($000's except share data)

                                                                                                  Unrealized
                                                                                                  Securities
                         Compre-                       Additional             Treasury  Deferred    Gains
                         hensive   Preferred  Common    Paid-in    Retained    Common   Compen-     Net of
                          Income     Stock    Stock     Capital    Earnings    Stock     sation     Taxes
                         --------  --------- --------  ---------- ----------  --------  --------  ----------
Balance, December 31,
 1997..................       --     $ 685   $113,185   $620,899  $1,460,646  $215,787  $ 9,297    $52,098
Comprehensive Income:
 Net Income............  $301,323      --         --         --      301,323       --       --         --
 Unrealized Gains on
  Securities:
   Unrealized
    Securities Gains
    Net of Taxes of
    $6,367.............    11,262      --         --         --          --        --       --         --
   Reclassification
    Adjustment for
    Gains Included in
    Net Income Net of
    Taxes of $2,940....    (5,258)     --         --         --          --        --       --         --
                         --------
     Total Unrealized
      Gains on
      Securities.......     6,004      --         --         --          --        --       --       6,004
                         --------
Comprehensive Income...  $307,327      --         --         --          --        --       --         --
                         ========
Transactions by
 Affiliates Prior to
 Combination...........       --       --         --         --         (327)      --       --         --
Issuance of 526,200
 Treasury Common Shares
 in the 1998 Business
 Combination...........       --       --        (526)   (14,255)        --    (14,781)     --         --
Issuance of 1,133,564
 Common and Treasury
 Common Shares Under
 Stock Option and
 Restricted Stock
 Plans.................       --       --         139    (10,830)       (592)  (28,151)   1,728        --
Acquisition of 697,247
 Common Shares.........       --       --         (41)       821         --     33,770     (486)       --
Dividends Declared on
 Preferred Stock--$9.63
 Per Share.............       --       --         --         --       (6,603)      --       --         --
Dividends Declared on
 Common Stock--$0.86
 Per Share.............       --       --         --         --      (90,311)      --       --         --
Repayment of ESOP Loan.       --       --         --       1,246         --        --    (1,373)       --
Merger/Restructuring
 Charge................       --       --         --       9,893         --        --       --         --
Transfer of 246,854
 Treasury Common Shares
 to Directors' Deferred
 Compensation Trust....       --       --         --         --          --    (12,608)  12,608        --
Net Change in Deferred
 Compensation..........       --       --         --         175         (10)       29   (2,136)       --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes..............       --       --         --      13,846         --        --       --         --
Other..................       --       --         --         --           (3)      --        (1)       --
                                     -----   --------   --------  ----------  --------  -------    -------
Balance, December 31,
 1998..................              $ 685   $112,757   $621,795  $1,664,123  $194,046  $19,637    $58,102
                                     =====   ========   ========  ==========  ========  =======    =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                  Notes to Consolidated Financial Statements

         December 31, 1998, 1997, and 1996 ($000's except share data)

  Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a bank and savings and loan holding company that provides financial services to a wide variety of corporate, institutional, government and individual customers. The Corporation's principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers, are provided through 26 banks located in Wisconsin, one federally chartered thrift located in Illinois and one bank in Arizona. Financial and data processing services and software sales are provided through the Data Services Division of the Corporation and three other nonbank subsidiaries. Other financial services provided by M&I include personal property lease financing; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona and Florida; and brokerage and insurance services. M&I's largest affiliates and principal operations are in Wisconsin however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona and Florida.

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

  Consolidation principles--The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 1997 and 1996 Consolidated Financial Statements have been reclassified to conform with the 1998 presentation.

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

          December 31, 1998, 1997 and 1996 ($000's except share data)


  Allowance for loan and lease losses--The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated probable losses in the loan and lease portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan and lease losses charged against income.

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

  Other real estate owned--Other real estate owned includes assets that have been acquired in satisfaction of debts and bank branch premises held for sale. Other real estate acquired in satisfaction of debts is recorded at fair value, less estimated selling costs, and bank branch premises are recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses, whereas any valuation adjustments on premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 1998 and 1997, other real estate amounted to $8,751 and $15,573, respectively.

  Mortgage servicing--Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Mortgage loans held for sale to investors are carried at the lower of cost or market, determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices. Mortgage loans held for sale amounted to $137,295 at December 31, 1998 and $74,948 at December 31, 1997.

  Data processing services--Data processing and related revenues are accrued and recognized when earned.

  Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period. Service revenues from training and consulting are recognized when the services are performed. Conversion revenue is recognized ratably over the contract period, which may exceed one year.

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

          December 31, 1998, 1997 and 1996 ($000's except share data)


  Net unamortized costs at December 31 were:

                                                                  1998    1997
                                                                 ------- -------
      Software.................................................  $55,655 $43,426
      Conversions..............................................   12,359  14,729
                                                                 ------- -------
      Total....................................................  $68,014 $58,155
                                                                 ======= =======

  Amortization expense was $18,340, $15,020, and $9,851, for 1998, 1997, and
1996, respectively.

  Intangibles--Unamortized intangibles resulting from acquisitions consists of goodwill, core deposit premiums, purchased data processing contract rights and mortgage servicing rights . The Corporation recognizes as separate assets rights to service mortgage loans when the loans are purchased or originated and sold with servicing retained. Mortgage servicing rights are amortized over the periods during which the corresponding mortgage servicing revenues are anticipated to be generated. Purchased data processing contract rights represent the costs to acquire the rights to data processing and software distribution. Such costs are generally amortized over the average contract lives, which range from 5 to 8 years. Goodwill is amortized on the straight-line basis over periods ranging from 15 to 25 years while core deposit premiums are amortized principally on an accelerated basis over periods ranging up to 10 years. The Corporation continually evaluates whether later events and circumstances have occurred to indicate that the carrying value of intangibles should be reduced for possible impairment and utilizes estimates of undiscounted net income over the remaining life to measure recoverability. A valuation allowance is established through a charge to income to the extent that the fair value of any stratum of its mortgage servicing rights is less than its carrying value.

  The Corporation also has negative goodwill included in other liabilities, the majority of which arose from an acquisition in 1992. Negative goodwill amounted to $5,932 and $7,494 at December 31, 1998 and 1997, respectively. The negative goodwill is being accreted on a straight-line basis over a period of 10 years and amounted to $1,562, $1,562, and $1,568 in 1998, 1997, and 1996.

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

  Interest risk management instruments--As a service to customers and as part of its asset/liability management activities, the Corporation may enter into interest rate futures, forwards, swaps, floors, caps and option contracts. These derivative financial instruments are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in other income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or expense. Settlement on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or expense.

  The hedge accounting method is applied to interest rate swaps that meet the hedge criteria which is discussed below. Under this method, accrued income or expense associated with the swap is recognized as a component of the interest income or expense of the hedged asset or liability. Unrealized gains and losses are recognized on a basis that is consistent with the method of accounting for the hedged asset or liability. Unrealized gains or losses are not recognized for hedged assets or liabilities carried at amortized cost. Unrealized gains and losses on derivative financial instruments which hedge investment securities available for sale are reported as a component of shareholders' equity, net of applicable income tax effects.

          December 31, 1998, 1997 and 1996 ($000's except share data)


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

  Foreign exchange contracts--Foreign exchange contracts include such commitments as foreign currency spot, forward, future and option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value, with realized and unrealized gains and losses included in other income.

  Earnings per share--In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement established new standards for computing and presenting earnings per share which was adopted by the Corporation in the fourth quarter of 1997. Comparative earnings per share for prior years and all interim periods presented conform with the computational requirements of SFAS 128.

  New accounting pronouncement--

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

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

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The statement could increase volatility in earnings and other comprehensive income. The Corporation believes that based on their existing derivative instruments, the impact of adopting Statement 133 on its financial statements will not be material. The Corporation has not determined the timing or method of adoption.

2. Earnings Per Share

  A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                 Year Ended December 31, 1998
                                               --------------------------------
                                                              Average     Per-
                                                 Income       Shares     Share
                                               (Numerator) (Denominator) Amount
                                               ----------- ------------- ------
Net Income....................................  $301,323
Convertible Preferred Dividends...............    (6,603)
                                                --------
Basic Earnings Per Share
  Income Available to Common Shareholders.....  $294,720      105,810    $2.79
                                                                         =====
Effect of Dilutive Securities
  Convertible Preferred Stock.................     6,603        7,677
  Stock Option, Restricted Stock and
   Performance Plans..........................       --         1,753
                                                --------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders Plus
   Assumed Conversions........................  $301,323      115,240    $2.61
                                                                         =====

                                                 Year Ended December 31, 1997
                                               --------------------------------
                                                              Average     Per-
                                                 Income       Shares     Share
                                               (Numerator) (Denominator) Amount
                                               ----------- ------------- ------
Net Income....................................  $256,685
Convertible Preferred Dividends...............    (5,671)
                                                --------
Basic Earnings Per Share
  Income Available to Common Shareholders.....  $251,014       95,651    $2.62
                                                                         =====
Effect of Dilutive Securities
  Convertible Preferred Stock.................     5,671        7,208
  8.5% Convertible Debt.......................       233          469
  Stock Option, Restricted Stock and
   Performance Plans..........................       --         2,099
  Forward Repurchase Contract.................       --           120
                                                --------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders Plus
   Assumed Conversions........................  $256,918      105,547    $2.43
                                                                         =====

          December 31, 1998, 1997 and 1996 ($000's except share data)



                                                 Year Ended December 31, 1996
                                               --------------------------------
                                                              Average     Per-
                                                 Income       Shares     Share
                                               (Numerator) (Denominator) Amount
                                               ----------- ------------- ------
Net Income....................................  $206,635
Convertible Preferred Dividends...............    (3,827)
                                                --------
Basic Earnings Per Share
  Income Available to Common Shareholders.....  $202,808       95,629    $2.12
                                                                         =====
Effect of Dilutive Securities
  Convertible Preferred Stock.................     3,827        5,277
  8.5% Convertible Debt.......................     1,161        2,400
  Stock Option, Restricted Stock and
   Performance Plans..........................       --         1,724
  Forward Repurchase Contract.................       --             4
                                                --------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders Plus
   Assumed Conversions........................  $207,796      105,034    $1.98
                                                                         =====

  Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, are as follows:

Grant Date                              Exercise Price   1998     1997    1996
----------                              -------------- --------- ------- -------
06/05/96...............................    $28.333           --      --   27,071
12/12/96...............................     31.875           --      --  789,050
10/01/97...............................     50.125           --    3,500     --
12/11/97...............................     57.000       954,350 996,450     --
04/28/98...............................     57.625        59,000     --      --
06/11/98...............................     53.719         8,000     --      --
                                                       --------- ------- -------
    Total Options Excluded from Earnings Per Share     1,021,350 999,950 816,121
                                                       ========= ======= =======

3. Business Combinations

  The Corporation has consummated the following business combinations during the three years ended December 31, 1998:

                                                     Consideration
                                                  -------------------
                                                             Common   Method of
Organization                    Date Consummated    Cash     Stock    Accounting
------------                    ----------------- -------- ---------- ----------
Moneyline Express.............. December 31, 1998 $  6,750        --   Purchase
Advantage Bancorp, Inc......... April 1, 1998          --   3,981,152  Pooling
Security Capital Corporation... October 1, 1997    375,806 12,324,210  Purchase
EastPoint Technology, Inc...... August 7, 1996      25,508        --   Purchase

  Moneyline Express, Inc. ("Moneyline"), is a wholly-owned subsidiary of Travelers Express Company, Inc. that specializes in electronic bill payment. Moneyline provides consumer bill-payment processing to more than 700 financial institution customers including M&I's home-banking customers. The Corporation, through its Data Services Division, acquired certain assets of Moneyline in a cash transaction accounted for as a purchase. The total purchase price is contingent on the attainment of agreed-upon objectives.

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The April 1, 1998 merger of Advantage Bancorp, Inc. ("Advantage") with and into the Corporation was a tax-free reorganization accounted for as a pooling of interests. In accordance with the terms of the merger, each share of Advantage Common Stock was converted into a right to receive 1.2 shares of the Corporation's Common Stock.

  The accompanying consolidated financial statements have been restated to give effect to the merger with Advantage. Certain adjustments have been made to conform the presentation of Advantage's information with that of the Corporation. A reconciliation of net interest income and net income of the Corporation as previously reported for that period in the accompanying Consolidated Financial Statements as restated for the 1998 pooling of interests is as follows:

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                                 (Unaudited)
      Net Interest Income:
      Corporation, as previously reported.................... $564,047 $505,719
      Advantage Bancorp, Inc.................................   30,500   30,122
                                                              -------- --------
      Combined............................................... $594,547 $535,841
                                                              ======== ========
      Net Income:
      Corporation, as previously reported.................... $245,144 $203,430
      Advantage Bancorp, Inc.................................   11,541    3,205
                                                              -------- --------
      Combined............................................... $256,685 $206,635
                                                              ======== ========

  In conjunction with this transaction the Corporation recorded a merger/restructuring charge of $23.4 million ($16.3 million after-tax). The table below summarizes the merger/restructuring charge recorded on April 1, 1998:

                                                                    $ in Millions
                                                                    -------------
      Severance & Benefits.........................................     $15.4
      Investment Advisor & Other Professional Fees.................       3.1
      System Conversion & Contract Cancellation Fees...............       2.4
      Facilities & Equipment.......................................       1.9
      Other........................................................        .6
                                                                        -----
          Total Merger/Restructuring Charge........................     $23.4
                                                                        =====

  Severance and benefits include non-cash accelerated benefit vesting of $10.4 million for stock options, $1.2 million for an employee stock ownership plan
(ESOP) and $0.4 million for a bank incentive stock plan. A portion of the expense was credited to additional paid-in capital. Executive employment contract payouts were $1.9 million. Severance and retention payments amounted to $1.5 million. Accrued employment contract and severance expenses included costs for 114 employees that were not given permanent employment with the Corporation subsequent to the merger in accordance with the approved plan for the on-going activities of the combined company. Severance associated with involuntary terminations was based on M&I's severance policies which was communicated to all affected employees. All severance was paid in 1998.

  Investment advisor fees were $2.0 million and other legal, accounting and consulting fees were $1.1 million. All professional fees represent amounts incurred to consummate the merger.

          December 31, 1998, 1997 and 1996 ($000's except share data)


  System conversion costs of $1.5 million represent costs associated with the one time conversion and standardization of Advantage's records to M&I's data processing systems. Contract cancellation fees mainly represent fees paid to service bureaus for early termination of Advantage's long term data processing contracts.

  As part of the merger, duplicative branch, loan production and administrative facilities were closed and will be sold and in the case of leases, terminated. In addition, certain excess furniture, computer and other equipment is in the process of being disposed of.

  The plan for the on-going activities of the combined company is substantially complete and there have not been any material adjustments to the merger/restructuring charge.

  Security Capital Corporation ("Security") was the parent of Security Bank S.S.B., a community-oriented financial institution. At September 30, 1997, Security had consolidated assets of approximately $3.6 billion and consolidated total deposits of approximately $2.3 billion.

  This merger was accounted for using the purchase method of accounting. Total consideration to Security shareholders was approximately $860 million consisting of cash and Common Stock of the Corporation. Identifiable intangibles recorded in the transaction amounted to $48.7 million and consisted of core deposit premiums which are being amortized on an accelerated basis over approximately ten years and mortgage servicing rights. The amount of goodwill recorded in the transaction amounted to $255.0 million and is being amortized on a straight-line basis over twenty five years.

  The merger with Security was an in-market acquisition which entailed a significant amount of customer service and operating overlap. The plan for the on-going activities of the combined company, as approved, included the involuntary termination of certain Security employees across all groups, closure of the majority of Security branch and operations facilities, and termination of certain duplicative service contracts such as data processing contracts. Severance associated with involuntary terminations was based on the severance plan contained in the merger agreement which was communicated to all affected employees.

  The plan is substantially complete except for the disposal of 8 remaining closed facilities and $4.0 million remaining employment contracts and severance which will be paid over the terms of the severance agreements.

  Such exit costs recognized as liabilities assumed in the merger consisted of the following:

                                                                   $ in Millions
                                                                   -------------
      Employment Contracts and Severance from Involuntary
       Terminations...............................................     $15.8
      Lease Terminations/Buyouts..................................       1.6
      Service Contract Terminations/Buyouts (primarily data
       processing)................................................       1.2
                                                                       -----
          Total Liabilities Recognized for Exit Costs.............     $18.6
                                                                       =====

  There have not been any material adjustments to the exit cost liabilities assumed in the merger and there are no known unresolved issues that would affect the purchase cost allocations.

  EastPoint Technology, Inc., purchased in 1996, is a software development company specializing in client/server technology. The allocation of the purchase price to the various classes of assets was determined on the basis of an opinion expressed by a nationally recognized independent appraisal firm. The value determined for in-process research and development, where technological feasibility had not yet been established or was not believed to have an alternative future use, was immediately expensed while the values of completed technology and other assets, including the resulting goodwill, are being amortized over their estimated useful lives.

  Acquired in-process research and development expensed during 1996 amounted to $12.1 million and is included in other expense in the Consolidated Statements of Income.

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The results of operations for the acquired companies accounted for as purchases are included in the Consolidated Financial Statements from the dates of acquisition. The information below presents, on a pro forma basis, certain historical information for the Corporation, adjusted for the Security transaction, as if the transaction had been consummated on the first of January of the indicated year.

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                               (Unaudited)
      Pro Forma Corporation and Security
        Total Revenues (Interest Income plus Other
         Income)......................................... $2,042,753 $1,800,923
        Net Income.......................................    218,829    202,056
        Net Income Per Share
          Basic.......................................... $     2.03 $     1.84
          Diluted........................................       1.90       1.73

  The pro forma net income shown above for 1997 includes certain merger related expenses incurred by Security prior to consummation of the merger. Merger related expenses, net of gains from required branch divestitures, incurred by Security in 1997, prior to the merger, were approximately $47.5 million on an after tax basis or approximately $0.41 on a diluted per share basis.

4. Cash and Due from Banks

  At December 31, 1998, $146,275 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

5. Other Short-term Investments

  Other short-term investments at December 31 were:

                                                                 1998    1997
                                                                ------- -------
      Commercial paper......................................... $21,400 $ 6,950
      Interest bearing deposits in other banks.................  30,571  30,068
                                                                ------- -------
          Total other short-term investments................... $51,971 $37,018
                                                                ======= =======

6. Securities

  The book and market values of securities at December 31 were:

                                           1998                  1997
                                   --------------------- ---------------------
                                   Amortized    Market   Amortized    Market
                                      Cost      Value       Cost      Value
                                   ---------- ---------- ---------- ----------
Investment Securities Available
 for Sale:
  U.S. Treasury and government
   agencies....................... $3,658,730 $3,723,703 $3,882,574 $3,930,884
  States and political
   subdivisions...................        147        148        485        487
  Mortgage backed securities......    153,892    154,306     31,449     31,816
  Other...........................    145,614    171,264    212,501    245,429
                                   ---------- ---------- ---------- ----------
    Total......................... $3,958,383 $4,049,421 $4,127,009 $4,208,616
                                   ========== ========== ========== ==========
Investment Securities Held to
 Maturity:
  U.S. Treasury and government
   agencies....................... $      --  $      --  $  168,665 $  171,537
  States and political
   subdivisions...................  1,051,565  1,090,380    925,644    948,870
  Other...........................      4,668      4,668     82,379     83,465
                                   ---------- ---------- ---------- ----------
    Total......................... $1,056,233 $1,095,048 $1,176,688 $1,203,872
                                   ========== ========== ========== ==========

          December 31, 1998, 1997 and 1996 ($000's except share data)

  The unrealized gains and losses of securities at December 31 were:

                                           1998                  1997
                                   --------------------- ---------------------
                                   Unrealized Unrealized Unrealized Unrealized
                                     Gains      Losses     Gains      Losses
                                   ---------- ---------- ---------- ----------
Investment Securities Available
 for Sale:
  U.S. Treasury and government
   agencies.......................  $72,791     $7,818    $64,861    $16,551
  States and political
   subdivisions...................        1        --           3          1
  Mortgage backed securities......      489         75        367        --
  Other...........................   25,831        181     33,227        299
                                    -------     ------    -------    -------
    Total.........................  $99,112     $8,074    $98,458    $16,851
                                    =======     ======    =======    =======
Investment Securities Held to
 Maturity:
  U.S. Treasury and government
   agencies.......................  $   --      $  --     $ 3,126    $   254
  States and political
   subdivisions...................   38,906         91     23,542        316
  Other...........................      --         --       1,240        154
                                    -------     ------    -------    -------
    Total.........................  $38,906     $   91    $27,908    $   724
                                    =======     ======    =======    =======

  The book value and market value of securities by contractual maturity at December 31, 1998 were:

                                     Investment Securities Investment Securities
                                      Available for Sale     Held to Maturity
                                     --------------------- ---------------------
                                     Amortized    Market   Amortized    Market
                                        Cost      Value       Cost      Value
                                     ---------- ---------- ---------- ----------
   Within one year.................. $1,316,165 $1,337,059 $   56,683 $   57,051
   From one through five years......  2,331,250  2,373,215    274,608    282,334
   From five through ten years......    167,256    169,894    340,026    354,671
   After ten years..................    143,712    169,253    384,916    400,992
                                     ---------- ---------- ---------- ----------
       Total........................ $3,958,383 $4,049,421 $1,056,233 $1,095,048
                                     ========== ========== ========== ==========

  The gross realized gains and losses amounted to $31,421 and $638 in 1998, $14,976 and $10,849 in 1997, and $23,045 and $7,574 in 1996, respectively.

  At December 31, 1998, securities with a value of approximately $859,418 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

  During 1998 and 1997, approximately $259 million and $218 million, respectively, of adjustable rate mortgage loans (ARMs) were securitized and transferred to investment securities available for sale. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through government agencies against potential loss. Since inception of the program, approximately $1,155 million of ARMs have been securitized by M&I and no losses have been incurred. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

          December 31, 1998, 1997 and 1996 ($000's except share data)


7. Loans and Leases

  Loans and Leases at December 31 were:

                                                           1998        1997
                                                        ----------- -----------
      Commercial, financial, and agricultural.......... $ 4,077,837 $ 3,395,227
      Real estate:
        Construction...................................     425,442     458,670
        Residential mortgage...........................   4,045,022   4,146,416
        Commercial mortgage............................   3,667,924   3,450,897
      Personal.........................................   1,166,541   1,161,608
      Lease financing..................................     613,400     489,094
                                                        ----------- -----------
          Total loans and leases....................... $13,996,166 $13,101,912
                                                        =========== ===========

  The Corporation's lending activities are concentrated primarily in the Midwest. Approximately 4% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $0.3 million in foreign credits at December 31, 1998. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1998, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

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

  An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 1998 is presented below. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

  Loans to Directors and Executive Officers:

      Balance, beginning of year....................................  $ 170,408
      New loans.....................................................    194,539
      Repayments....................................................   (125,459)
                                                                      ---------
      Balance, end of year..........................................  $ 239,488
                                                                      =========

8. Allowance for Loan and Lease Losses

  An analysis of the allowance for loan and lease losses follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
      Balance, beginning of year.................. $208,651  $161,659  $166,815
      Allowance of banks acquired.................      --     42,773       --
      Provision charged to expense................   27,090    17,633    15,634
      Loan securitization transfer................      --        --       (440)
      Charge-offs.................................  (20,945)  (21,502)  (28,540)
      Recoveries..................................   11,256     8,088     8,190
                                                   --------  --------  --------
      Balance, end of year........................ $226,052  $208,651  $161,659
                                                   ========  ========  ========

          December 31, 1998, 1997 and 1996 ($000's except share data)

  As of December 31, 1998 and 1997, nonaccrual loans and leases totaled $101,346 and $66,945, respectively.

  At December 31, 1998 and 1997 the Corporation's recorded investment in impaired loans and leases and the related valuation allowance are as follows:

                                              1998                 1997
                                      -------------------- --------------------
                                       Recorded  Valuation  Recorded  Valuation
                                      Investment Allowance Investment Allowance
                                      ---------- --------- ---------- ---------
Total impaired loans and leases
 (Nonaccrual and renegotiated).......  $102,324             $ 68,283
Loans and leases excluded from
 individual evaluation...............   (39,655)             (39,827)
                                       --------             --------
Impaired loans evaluated.............  $ 62,669             $ 28,456
                                       ========             ========
Valuation allowance required.........  $  4,132    $836     $  6,124   $2,666
No valuation allowance required......    58,537     --        22,332      --
                                       --------    ----     --------   ------
Impaired loans evaluated.............  $ 62,669    $836     $ 28,456   $2,666
                                       ========    ====     ========   ======

  The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $4,813 in 1998 and $6,137 in 1997 against the loan balance outstanding. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

  The average recorded investment in total impaired loans and leases for the years ended December 31, 1998 and 1997 amounted to $81,154 and $66,285, respectively.

  Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $6,808 in 1998, $3,678 in 1997, and $6,585 in 1996. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $8,795 in 1998, $6,328 in 1997, and $10,074 in 1996.

9. Premises and Equipment

  The composition of premises and equipment at December 31 was:

                                                                1998     1997
                                                              -------- --------
      Land................................................... $ 46,557 $ 45,823
      Buildings and leasehold improvements...................  312,349  295,350
      Furniture and equipment................................  405,303  369,353
                                                              -------- --------
                                                               764,209  710,526
      Less accumulated depreciation..........................  403,864  359,103
                                                              -------- --------
          Total premises and equipment....................... $360,345 $351,423
                                                              ======== ========

  Depreciation expense was $66,107 in 1998, $59,254 in 1997, and $53,726 in 1996.

  The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $39,338 in 1998, $30,723 in 1997, and $26,263 in 1996, respectively.

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 1999 through 2003 are $15,902, $11,465, $8,673, $7,017, and $6,477, respectively.

10. Deposits

  The composition of deposits at December 31 was:

                                                           1998        1997
                                                        ----------- -----------
      Noninterest bearing demand....................... $ 2,929,195 $ 2,753,320
      Savings and NOW..................................   6,768,523   5,858,845
      Other time deposits $100 and over................   1,508,619   1,463,643
      Other time deposits under $100...................   4,713,582   4,944,520
                                                        ----------- -----------
          Total deposits............................... $15,919,919 $15,020,328
                                                        =========== ===========

  At December 31, 1998, the scheduled maturities for other time deposits were:

      1999........................................................... $4,932,838
      2000...........................................................    648,233
      2001...........................................................    224,404
      2002...........................................................     85,476
      2003 and thereafter............................................    331,250
                                                                      ----------
                                                                      $6,222,201
                                                                      ==========

11. Short-term Borrowings

  Short-term borrowings at December 31 were:

                                                            1998       1997
                                                         ---------- ----------
      Funds purchased and security repurchase
       agreements....................................... $1,712,165 $1,486,665
      U.S. Treasury demand notes........................     58,618    229,245
      Commercial paper..................................     60,162    109,586
      Current maturities of long-term borrowings........    242,735    204,322
      Other.............................................      3,605     17,268
                                                         ---------- ----------
          Total short-term borrowings................... $2,077,285 $2,047,086
                                                         ========== ==========

  Unused lines of credit, primarily to support commercial paper borrowings, were $40,000 at December 31, 1998 and 1997, respectively.

          December 31, 1998, 1997 and 1996 ($000's except share data)


12. Long-term Borrowings

  Long-term borrowings at December 31 were:

                                                             1998       1997
                                                          ---------- ----------
      Corporation:
      6.375% subordinated notes due in 2003.............. $   99,654 $   99,590
      Medium-term Series B, C and D notes................    101,930    103,680
      7.65% cumulative company-obligated mandatorily
       redeemable capital trust pass-through securities..    199,096    199,063
      Other..............................................     13,090     15,676
      Subsidiaries:
      Borrowings from Federal Home Loan Bank (FHLB):
        Floating rate advances...........................    300,000    350,000
        Fixed rate advances..............................    280,487    287,677
      Nonrecourse notes..................................     26,830     27,704
      9.75% obligation under capital lease due through
       2006..............................................      3,825      4,145
      Other..............................................     12,305     12,323
                                                          ---------- ----------
                                                           1,037,217  1,099,858
      Less current maturities............................    242,735    204,322
                                                          ---------- ----------
          Total long-term borrowings..................... $  794,482 $  895,536
                                                          ========== ==========

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

  At December 31, 1998, there were $27,130 of medium-term Series C notes outstanding. The medium-term Series C notes have fixed interest rates of 6.26% to 6.75% and mature at various amounts and times through 2002. No additional borrowings may occur under the Series C notes. At December 31, 1998, medium-term Series D notes outstanding amounted to $74,800 with fixed interest rates of 6.11% to 6.64%. Series D notes mature at various times and amounts in 1999 through 2002. Approximately $75.2 million of unissued Series D notes are remaining and available to be issued in the future.

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

  The subordinated debt is junior in right of payment to all present and future senior indebtedness of the Corporation. The Corporation may redeem the subordinated debt in whole or in part at any time on or after December 1, 2006 at specified call premiums, and at par on or after December 1, 2016. In addition, in certain circumstances the subordinated debt may be redeemed at par upon the occurrence of certain events. The Corporation's right to redeem the subordinated debt is subject to regulatory approval.

          December 31, 1998, 1997 and 1996 ($000's except share data)


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

  Fixed rate FHLB advances were assumed in conjunction with the April 1, 1998 Advantage merger and mature at various times in 1999 through 2007. A portion of the advances are subject to periodic principal payments. $28.5 million may be repaid without penalty at six month intervals. All other advances are subject to a prepayment penalty if they are repaid prior to maturity. Borrowings from FHLB were also assumed in conjunction with the October 1, 1997 Security merger.

  The floating rate advances mature in increments of $50 million at various times in 1999 through 2001. The interest rate is reset monthly based on the London Interbank Offered Rate (LIBOR). One floating rate advance in the amount of $50 million is callable by FHLB semiannually after November 1997 upon ten days notice. The fixed rate advances have interest rates which range from 5.03% to 8.86% and mature at various times in 1999 through 2012. A portion of the fixed rate advances are subject to periodic principal payments. Fixed rate advances in the amount of $100 million are callable every three months beginning in February 1998 upon five days notice. A portion of the FHLB borrowings can be prepaid.

  The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, a portion of these advances are collaterized by all FHLB stock.

  The nonrecourse notes are reported net of prepaid interest and represent borrowings by the leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.44% at December 31, 1998 and are due in installments over varying periods through 2005. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

  During 1997, $16,819 of the Corporation's 8.5% convertible subordinated notes were converted by the holder into 1,922,114 shares of the Corporation's common stock. The common stock acquired by the conversions of the notes were exchanged for 168,185 shares of the Corporation's Series A convertible preferred stock. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

  Scheduled maturities of long-term borrowings are: $313,874, $139,665, $28,638, and $102,376 for 2000 through 2003, respectively.

13. Shareholders' Equity

  The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A convertible, with a $100 value per share for conversion purposes. Series

          December 31, 1998, 1997 and 1996 ($000's except share data)

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

  In 1998, the Corporation began sponsoring a deferred compensation plan for its non-employee directors and the non-employee directors of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 1998, 246,854 shares of M&I common stock were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets and amounted to $12,608 at December 31, 1998.

  In conjunction with the Security merger, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of Security. At December 31, 1998 and 1997, 119,069 and 157,821 common shares of M&I Stock were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $5,065 and $6,166 at December 31, 1998 and 1997, respectively is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets.

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

  At December 31, 1998 and 1997, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the Total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The Corporation's risk-based capital and leverage ratios are as follows ($ in millions):

                                        Risk-Based Capital Ratios
                           ----------------------------------------------------
                            As of December 31, 1998    As of December 31, 1997
                           --------------------------  ------------------------
                                Amount        Ratio        Amount       Ratio
                           ---------------- ---------  -------------- ---------
Tier 1 capital...........  $        2,059.9     12.78% $      1,821.7     12.34%
Tier 1 capital adequacy
 minimum requirement.....             644.8      4.00           590.5      4.00
                           ---------------- ---------  -------------- ---------
Excess...................  $        1,415.1      8.78% $      1,231.2      8.34%
                           ================ =========  ============== =========
Total capital............  $        2,341.7     14.53% $      2,106.5     14.27%
Total capital adequacy
 minimum requirement.....           1,289.6      8.00         1,180.9      8.00
                           ---------------- ---------  -------------- ---------
Excess...................  $        1,052.1      6.53% $        925.6      6.27%
                           ================ =========  ============== =========
Risk-adjusted assets.....  $       16,120.5            $     14,761.7
                           ================            ==============
                                             Leverage Ratio
                           ----------------------------------------------------
                            As of December 31, 1998    As of December 31, 1997
                           --------------------------  ------------------------
                                Amount        Ratio        Amount       Ratio
                           ---------------- ---------  -------------- ---------
Tier 1 capital to
 adjusted total assets...  $        2,059.9      9.86% $      1,821.7      9.21%
Minimum leverage adequacy
 requirement.............     626.9-1,044.8 3.00-5.00     593.5-989.2 3.00-5.00
                           ---------------- ---------  -------------- ---------
Excess...................  $1,433.0-1,015.1 6.86-4.86% $1,228.2-832.5 6.21-4.21%
                           ================ =========  ============== =========
Adjusted average total
 assets..................  $       20,896.2            $     19,784.3
                           ================            ==============

  All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 1998 and 1997. The following table presents the risk-based capital ratios for the Corporation's significant banking subsidiaries:

                                                          Tier
           Subsidiary                                       1    Total  Leverage
           ----------                                     -----  -----  --------
      M&I Marshall & Ilsley Bank
        December 31, 1998................................  9.42% 10.67%   7.14%
        December 31, 1997................................ 10.56  11.85    7.95
      M&I Bank of Southern Wisconsin
        December 31, 1998................................  9.23  10.48    7.47
        December 31, 1997................................  9.65  10.90    7.70

  Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 1998, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $139.2 million.

14. Income Taxes

  Total income tax expense for the years ended December 31, 1998, 1997, and 1996 was allocated as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
      Income before income taxes.................  $163,962  $131,487  $111,314
      Shareholders' Equity:
        Compensation expense for tax purposes in
         excess of amounts recognized for
         financial reporting purposes............   (13,846)  (15,704)   (6,527)
        Unrealized gains on investment securities
         available for sale......................     3,427    13,654     2,621
                                                   --------  --------  --------
                                                   $153,543  $129,437  $107,408
                                                   ========  ========  ========

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The current and deferred portions of the provision for income taxes were:

                                                      1998      1997     1996
                                                    --------  -------- --------
      Current:
        Federal.................................... $140,649  $109,942 $ 99,226
        State......................................   20,556     9,766   13,274
                                                    --------  -------- --------
                                                     161,205   119,708  112,500
      Deferred:
        Federal....................................    3,565     4,847   (1,682)
        State......................................     (808)    6,932      496
                                                    --------  -------- --------
                                                       2,757    11,779   (1,186)
                                                    --------  -------- --------
          Total provision for income taxes......... $163,962  $131,487 $111,314
                                                    ========  ======== ========

  The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

                                                    1998      1997      1996
                                                  --------  --------  --------
      Tax computed at statutory rates............ $162,850  $135,860  $111,282
      Increase (decrease) in taxes resulting
       from:
        Federal tax-exempt income................  (15,836)  (13,224)   (9,547)
        State income taxes, net of Federal tax
         benefit.................................   13,082    10,853     9,079
        Other....................................    3,866    (2,002)      500
                                                  --------  --------  --------
          Total provision for income taxes....... $163,962  $131,487  $111,314
                                                  ========  ========  ========

  The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                              1998      1997
                                                            --------  --------
      Deferred tax assets:
        Deferred compensation.............................. $ 29,856  $ 29,227
        Allowance for loan and lease losses................   82,922    74,853
        Accrued postretirement benefits....................   23,830    21,483
        Other..............................................   44,229    45,993
                                                            --------  --------
          Total deferred tax assets before valuation
           allowance.......................................  180,837   171,556
        Valuation allowance................................  (11,341)  (10,467)
                                                            --------  --------
          Net deferred tax assets..........................  169,496   161,089
      Deferred tax liabilities:
        Lease revenue reporting............................   61,317    40,754
        Deferred expense, net of unearned income...........   22,339    19,953
        Premises and equipment, principally due to
         depreciation......................................   15,090    18,115
        Pension funding versus expense.....................    5,234     5,105
        Purchase accounting adjustments....................   21,039    39,724
        Unrealized gains and losses........................   32,936    29,509
        Other..............................................   28,282    25,592
                                                            --------  --------
          Total deferred tax liabilities...................  186,237   178,752
                                                            --------  --------
          Net deferred tax liability....................... $ 16,741  $ 17,663
                                                            ========  ========

          December 31, 1998, 1997 and 1996 ($000's except share data)

  The valuation allowance has been provided to reduce certain state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

  The amount of income tax expense related to net securities gains or losses amounted to $11,136, $1,630, and $6,441, in 1998, 1997, and 1996,
respectively.

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

  Activity relating to nonqualified and incentive stock options was:

                                                                     Weighted-
                                                                      Average
                                              Number    Option Price Exercise
                                            of Shares    Per Share     Price
                                            ----------  ------------ ---------
   Shares under option at December 31,
    1995...................................  6,590,960  $ 5.19-26.19  $16.31
   Options granted.........................    881,392   25.63-31.88   31.33
   Options lapsed or surrendered...........    (70,038)   8.54-26.19   18.90
   Options exercised....................... (1,040,700)   5.19-26.19   12.85
                                            ----------  ------------  ------
   Shares under option at December 31,
    1996...................................  6,361,614  $ 5.19-31.88  $18.93
   Options granted.........................  1,635,755   11.56-57.00   40.10
   Options lapsed or surrendered...........    (35,338)  19.25-31.88   28.97
   Options exercised....................... (1,862,429)   5.19-31.88   13.53
                                            ----------  ------------  ------
   Shares under option at December 31,
    1997...................................  6,099,602  $ 7.67-57.00  $26.19
   Options granted.........................  1,312,150   45.88-57.63   52.06
   Options lapsed or surrendered...........    (59,003)   7.67-57.63   49.57
   Options exercised....................... (1,102,814)   7.67-40.13   15.01
                                            ----------  ------------  ------
   Shares under option at December 31,
    1998...................................  6,249,935  $ 7.67-57.63  $33.38
                                            ==========  ============  ======

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The range of options outstanding at December 31, 1998 were:

                                                              Weighted-
                                                               Average
                                        Weighted-Average      Remaining
                Number of Shares         Exercise Price      Contractual
    Price    -----------------------    ----------------        Life
    Range    Outstanding Exercisable Outstanding Exercisable (In Years)
    -----    ----------- ----------- ----------- ----------- -----------
   $ 5-12       429,783     429,783    $10.75      $10.75        1.3
    13-18       889,770     889,770     16.21       16.21        3.0
    19-25     1,350,412   1,350,412     20.73       20.73        5.3
    26-32     1,278,470   1,278,470     29.34       29.34        7.5
    33-50        39,000      31,500     39.24       37.82        8.6
   Over $50   2,262,500     779,600     54.15       55.46        9.5
              ---------   ---------    ------      ------        ---
              6,249,935   4,759,535    $33.38      $27.10        6.7
              =========   =========    ======      ======        ===

  Options exercisable at December 31, 1997 and 1996 were 4,845,927 and 5,199,113, respectively. The weighted average exercise price for options exercisable was $20.26 at December 31, 1997 and $16.47 at December 31, 1996.

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

          December 31, 1998, 1997 and 1996 ($000's except share data)


  Had compensation cost for the Corporation's options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                       1998     1997     1996
                                                     -------- -------- --------
      Net income
        As reported................................. $301,323 $256,685 $206,635
        Pro forma...................................  292,227  251,310  203,896
      Basic earnings per share
        As reported................................. $   2.79 $   2.62 $   2.12
        Pro forma...................................     2.70     2.57     2.09
      Diluted earnings per share
        As reported................................. $   2.61 $   2.43 $   1.98
        Pro forma...................................     2.54     2.39     1.96

  The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period. The fair value of options assumed in the Security merger were included in the determination of total consideration. No compensation cost associated with such options was included in determining pro forma net income in 1998 and 1997.

  The grant date fair values and assumptions used to determine such value are as follows:

                                           1998         1997         1996
                                        -----------  -----------  -----------
      Weighted-average grant date fair
       value........................... $     13.31  $     14.80  $      8.17
      Assumptions:
        Risk-free interest rates.......   4.53-5.88%   5.75-6.81%   5.48-6.91%
        Expected volatility............ 18.38-22.01% 17.03-18.47% 19.30-20.72%
        Expected term (in years).......         6.0          6.0          6.0
        Expected dividend yield........        1.69%        1.42%        2.25%

  Activity relating to the Corporation's Restricted Purchase Rights was:

                                                          December 31
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
      Restricted stock purchase rights
       outstanding--Beginning of Year............    10,500    15,000    5,000
      Restricted stock purchase rights granted...    20,250    14,000   19,000
      Restricted stock purchase rights exercised.   (30,750)  (18,500)  (9,000)
                                                   --------  --------  -------
      Restricted stock purchase rights
       outstanding--End of Year..................       --     10,500   15,000
      Weighted-average grant date market value...  $  56.40  $  54.08  $ 30.08
      Aggregate compensation expense.............  $    556  $    474  $   444
      Unamortized deferred compensation..........  $  1,964  $    966  $   825

  Restrictions on stock issued pursuant to the exercise of stock purchase rights lapse within a seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

  Shares reserved for the granting of options and stock purchase rights at December 31, 1998 were 3,363,939.

          December 31, 1998, 1997 and 1996 ($000's except share data)

  The Corporation also has a Long-term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 103,250 in 1998, 104,750 in 1997, and 88,650 in 1996. The vesting period is three years from the date the performance units were awarded. At December 31, 1998, based on the performance criteria, without regard to the vesting, approximately $5,679 would be due to the participants under the 1997 and 1998 awards. In addition, the amount payable to participants under the 1996 award which was fully vested, was $4,147 at December 31, 1998.

  Compensation expense in 1998 associated with the accelerated vesting of Advantage's stock options outstanding amounted to $10,372 which is included in Merger/Restructuring in the Consolidated Statements of Income.

16. Employee Retirement and Health Plans

  The Corporation has a defined contribution retirement plan and an incentive savings plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings plan, employee contributions up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation's return on equity as defined by the plan. Total expense relating to these plans was $32,108, $31,804, and $24,410 in 1998, 1997, and
1996, respectively.

  The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $1,393 in 1998, $1,567 in 1997, and $1,456 in 1996.

  Security sponsored a trusteed defined benefit pension plan, and defined contribution ESOP plan for substantially all of its employees. In conjunction with the merger, such plans were terminated for accounting purposes. During 1998, distributions of approximately $91.1 million were made to former participants of the plans in the form of lump sum payments and annuity purchases. Final distributions to former participants in the plan are in the process of being completed. Security also sponsored a defined contribution 401(k) plan that merged with the Corporation's incentive savings plan in October of 1998.

  Advantage also sponsored a defined contribution ESOP plan for substantially all of its employees. In conjunction with the merger, such plan was terminated and distributions were made to the former participants in the plan. Advantage sponsored a defined contribution 401(k) plan that merged with the Corporation's incentive savings plan at October 1, 1998. Total expense relating to these plans amounted to $127, $319, and $325 in 1998, 1997 and 1996, respectively. In addition, expense associated with the termination of the ESOP in 1998 amounted to $1,246 which is included in Merger/Restructuring in the Consolidated Statements of Income.

  The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 the plan was amended. Employees hired or retained from mergers after September 1, 1997 will be granted access to the Corporation's plan upon retirement however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. The plan is not funded.

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The changes during the year of the accumulated postretirement benefit obligation (APBO) for retiree health benefits are as follows:

                                                               1998     1997
                                                              -------  -------
      APBO, beginning of year................................ $51,702  $43,495
      Service cost...........................................   3,475    2,794
      Interest cost on APBO..................................   3,804    3,158
      Plan amendments........................................     --    (2,264)
      Actuarial (gains) / losses.............................  (8,268)   4,490
      Change due to acquisitions/divestitures................     (58)   1,154
      Benefits paid..........................................  (1,479)  (1,125)
                                                              -------  -------
      APBO, end of year......................................  49,176   51,702
      Unrecognized net gain / (loss).........................   5,100   (3,168)
      Unrecognized prior service cost........................   1,992    2,197
                                                              -------  -------
      Accrued postretirement benefit cost.................... $56,268  $50,731
                                                              =======  =======
      Weighted average discount rate used in determining
       APBO..................................................    7.00%    7.50%
                                                              =======  =======

  The assumed health care cost trend for 1999 was 6.75%. The rate was assumed to decrease gradually to 5.00% for 2006 and remain at that level thereafter.

  Net periodic postretirement benefit cost for the years ended December 31, 1998, 1997, and 1996 includes the following components:

                                                          1998    1997    1996
                                                         ------  ------  ------
      Service cost...................................... $3,475  $2,794  $3,553
      Interest on APBO..................................  3,804   3,158   3,322
      Net amortization and deferral.....................   (263)    (89)    146
                                                         ------  ------  ------
                                                         $7,016  $5,863  $7,021
                                                         ======  ======  ======

  The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one percentage point change on assumed health care cost trend rates would have the following effects:

                                                            One        One
                                                         Percentage Percentage
                                                           Point      Point
                                                          Increase   Decrease
                                                         ---------- ----------
      Effect on total of service and interest cost
       components.......................................   $1,416    $(1,146)
      Effect on postretirement benefit obligation.......    7,946     (6,430)

          December 31, 1998, 1997 and 1996 ($000's except share data)


17. Financial Instruments with Off-Balance Sheet Risk

  Financial instruments with off-balance sheet risk at December 31 were:

                                                            1998       1997
                                                         ---------- ----------
      Financial instruments whose amounts represent
       credit risk:
        Commitments to extend credit:
          To commercial customers....................... $5,684,137 $5,036,705
          To individuals................................  1,368,879  1,233,196
        Standby letters of credit, net of
         participations.................................    426,905    383,510
        Commercial letters of credit....................     16,361     14,533
        Mortgage loans sold with recourse...............      2,502      3,419
      Financial instruments whose amounts exceed the
       amount of credit risk:
        Foreign exchange contracts:
          Commitments to purchase foreign exchange......    506,191    418,871
          Commitments to deliver foreign exchange.......    510,690    421,575
          Options written/purchased.....................      7,603      5,338
      Interest risk management instruments:
        Interest rate swaps.............................  1,017,000    665,000
        Interest rate floor.............................     25,000     25,000
        Interest rate cap...............................     25,000     25,000

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

  Certain mortgage loans sold to government agencies have limited recourse provisions.

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

          December 31, 1998, 1997 and 1996 ($000's except share data)

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

  At December 31, 1998, the Corporation's foreign currency position resulting from foreign exchange contracts by major currency was as follows ($000's US):

                                                        Commitments Commitments
                                                        To Deliver  To Purchase
                                                          Foreign     Foreign
                                                         Exchange    Exchange
                                                        ----------- -----------
      Currency
      Deutsche Mark....................................  $135,168    $134,455
      English Pound Sterling...........................    90,363      90,132
      Japanese Yen.....................................    75,370      72,496
      Netherland Guilder...............................    62,876      62,850
      Swiss Franc......................................    29,471      29,333
      Canadian Dollar..................................    27,397      27,298
      Norwegian Kroner.................................    23,585      23,582
      French Franc.....................................    20,042      20,121
      Belgian Franc....................................    12,256      12,196
      Swedish Kronor...................................     9,763       9,761
      Australian Dollar................................     9,436       9,406
      Italian Lire.....................................     7,261       6,929
      Finnish Markka...................................     2,000       2,000
      New Zealand Dollar...............................     1,231       1,205
      Danish Kronor....................................     1,197       1,211
      Portuguese Escudo................................     1,184       1,183
      All Other........................................     2,090       2,033
                                                         --------    --------
          Total........................................  $510,690    $506,191
                                                         ========    ========
      Average Amount of Contracts To Deliver/Purchase
       Foreign Exchange................................  $598,852    $594,170
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

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The Corporation enters into interest rate swaps to manage the interest rate volatility associated with variable rate loans and brokered callable CDs at the Corporation's affiliate banks. The Corporation also enters into interest swaps in connection with trading activities to enable customers to manage their interest rate risks. The Corporation's market risk from unfavorable movements in interest rates associated with trading swaps is minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indexes. Interest rate swaps held for Trading consisted of $35 million in notional amount of received fixed and $35 million in notional amount of pay fixed at December 31, 1998. At December 31, 1998, the Corporation's interest rate swap portfolio held for other than trading consisted of the following ($ in millions):


                                         Remaining Maturity in Years
                             ----------------------------------------------------
                                                                     Over
                                                                      5
   Other                     0-1 Yrs 1-2 Yrs 2-3 Yrs 3-4 Yrs 4-5 Yrs Yrs   Total
   -----                     ------- ------- ------- ------- ------- ----  ------
   Notional value..........   $210    $120    $171    $ 75    $194   $247  $1,017
   Weighted average receive
    rate...................   6.22%   6.13%   6.34%   5.38%   5.79%  6.09%   6.05%
   Weighted average pay
    rate (variable)........   5.29%   5.23%   5.25%   5.34%   5.24%  5.18%   5.24%

  The impact on net interest income from interest rate swaps in 1998 and 1997 was a positive $5.21 million and $2.52 million, respectively.

  Interest caps and floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market rate rises/falls above/below the fixed ceiling or floor or index rate on specified future dates.

  The Corporation purchases standard interest rate caps and floors to manage the interest volatility associated with variable rate loans and variable rate borrowings. At December 31, 1998, the Corporation was party to one interest rate floor contract and one interest rate cap contract which are summarized as follows ($ in millions):

                                                          Weighted-Average
                                                      ---------------------------
                                             Notional Strike          Remaining
      Type                                    Amount   Rate   Index  Term (years)
      ----                                   -------- ------  -----  ------------
      Floor.................................  $25.0   5.250%  5.250%     2.98
      Cap...................................   25.0   6.000   5.313      0.76

  No payments were received in 1998 and the effect of amortization of the fee premiums were not material.

  The market risk due to potential fluctuations in interest rates is inherent in swap, cap and floor agreements. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from swaps, caps and floors is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 1998 the estimated credit exposure arising from swaps, caps and floors was approximately $19.4 million.

          December 31, 1998, 1997 and 1996 ($000's except share data)


18. Fair Value of Financial Instruments

  The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1998 and 1997 are reflected below:

              Balance Sheet Financial Instruments ($ in millions)

                                               1998                1997
                                        ------------------- -------------------
                                          Book      Fair      Book      Fair
                                          Value     Value     Value     Value
                                        --------- --------- --------- ---------
Financial Assets:
  Cash and short-term investments...... $   958.7 $   958.7 $   955.1 $   955.1
  Trading securities...................      34.0      34.0      43.6      43.6
  Investment securities available for
   sale................................   4,049.4   4,049.4   4,208.6   4,208.6
  Investment securities held to
   maturity............................   1,056.2   1,095.0   1,176.7   1,203.9
  Net loans............................  13,770.1  14,338.5  12,893.3  13,222.3
  Interest receivable..................     179.3     179.3     152.7     152.7
Financial Liabilities:
  Deposits.............................  15,919.9  16,061.5  15,020.3  15,105.1
  Short-term borrowings................   1,834.6   1,834.6   1,842.8   1,842.8
  Long-term borrowings.................   1,037.2   1,100.4   1,099.9   1,120.2
  Interest payable.....................      97.2      97.2      98.5      98.5

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

          December 31, 1998, 1997 and 1996 ($000's except share data)


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

                                                                       1998 1997
                                                                       ---- ----
      Loan commitments................................................ $1.3 $0.7
      Letters of credit...............................................  3.3  2.2

  Foreign exchange contracts are carried at market value (U.S. dollar equivalent of the underlying contract). The fair value of options written/purchased are based on the market value as of the reporting date.

                                                                   1998   1997
                                                                  ------ ------
      Commitments to purchase foreign exchange................... $506.2 $418.9
      Commitments to deliver foreign exchange....................  510.7  421.6
      Options written/purchased..................................    1.8    0.0

  Interest rate swaps, caps and floors are assigned a value based on a discounted cash flow analysis utilizing the forward yield curve.

                                                                      1998  1997
                                                                      ----- ----
      Interest rate swaps............................................ $13.1 $4.2
      Interest rate floor............................................   0.4  0.2
      Interest rate cap..............................................   0.0  0.1

  See Note 17 for additional information on off-balance sheet financial instruments.

19. Business Segments

  Effective January 1, 1998, M&I adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 superseded SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

          December 31, 1998, 1997 and 1996 ($000's except share data)


  Generally, the Corporation organizes its segments based on legal entities and segregates the Data Services Division of the Corporation. Each entity offers a variety of products and services to meet the needs of its customers and the particular market served. Each entity or division has its own president and is separately managed subject to adherence to Corporate policies. Discrete financial information is reviewed by senior management to assess performance on a monthly basis. Certain segments are combined and consolidated for purposes of assessing financial performance.

  The Corporation evaluates the profit or loss performance of its segments based on operating income. Operating income is after-tax income excluding nonrecurring charges and charges for services from the holding company, excluding its Data Services Division. Operating income for the banking entities and certain other entities also excludes certain assets, liabilities, equity, revenues and expenses associated with adjustments, charges or credits arising from acquisitions accounted for as purchases (hereinafter called acquisition costs). The accounting policies of the Corporation's segments are the same as those described in Note 1. Intersegment revenues may be based on cost, current market prices or negotiated prices between the providers and receivers of services.

  Based on the way the Corporation organizes its segments and the requirements of SFAS 131 the Corporation has determined that it has two reportable segments. Information with respect to M&I's segments is as follows ($ in millions):

Banking

  Banking represents the aggregation of twenty-six separately chartered banks located in Wisconsin, one bank in Arizona, one federally chartered thrift headquartered in Illinois and an operational support subsidiary. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the internet. In addition, the Corporation's larger affiliate banks provide numerous services such as cash management, regional credit, and centralized accounting to M&I's community banking affiliates. Intrasegment revenues, expenses and assets have been eliminated in the following information.

                                       1998       1997       1996
                                     ---------  ---------  ---------
      Revenue:
        Net interest income......... $   664.8  $   579.6  $   520.8
        Other revenues:
          Unaffiliated customers....     167.4      133.3      121.9
          Affiliated customers......      13.5        8.4        8.3
                                     ---------  ---------  ---------
            Total revenues..........     845.7      721.3      651.0
      Expenses:
        Intersegment charges........      91.1       77.5       69.7
        Other operating expense.....     297.6      278.8      274.5
                                     ---------  ---------  ---------
            Total expenses..........     388.7      356.3      344.2
      Provision for loan and lease
       losses.......................      26.1       16.7       15.3
      Income tax expense............     145.9      117.5       99.9
                                     ---------  ---------  ---------
      Operating income.............. $   285.0  $   230.8  $   191.6
                                     =========  =========  =========
      Identifiable assets........... $20,215.8  $19,270.1  $14,898.4
                                     =========  =========  =========
      Net purchases of premises and
       equipment.................... $    28.3  $    29.9  $    17.8
                                     =========  =========  =========
      Return on Tangible Equity.....      18.2%      18.9%      17.6%
                                     =========  =========  =========

          December 31, 1998, 1997 and 1996 ($000's except share data)


  The following tables present revenue and operating income by line of business for Banking. This information is based on the Corporation's product profitability measurement system and is an aggregation of the revenues and expenses associated with the products and services within each line of business. Net interest income is derived from the Corporation's internal funds transfer pricing system, expenses are allocated based on available transaction volumes and the provision for loan and lease losses is allocated based on credit risk. Equity is assigned to products and services on a basis that considers market, operational and reputation risk. Information for 1996 is not available ($ in millions) :

                                         Commercial Retail   Investments  Total
      1998                                Banking   Banking   and Other  Banking
      ----                               ---------- -------  ----------- -------
      Revenue:
        Net interest income.............   $303.7   $289.4     $ 71.7    $664.8
        Other revenue...................     49.0     70.3       61.6     180.9
                                           ------   ------     ------    ------
          Total revenues................   $352.7   $359.7     $133.3    $845.7
                                           ======   ======     ======    ======
      Percent of Total..................     41.7%    42.5%      15.8%    100.0%
                                           ======   ======     ======    ======
      Operating Income..................   $148.5   $ 91.2     $ 45.3    $285.0
                                           ======   ======     ======    ======
      Percent of Total..................     52.1%    32.0%      15.9%    100.0%
                                           ======   ======     ======    ======
      Return on Tangible Equity.........     23.1%    20.1%                18.2%
                                           ======   ======               ======

      1997
      ----
      Revenue:
        Net interest income.............   $266.9   $254.5     $ 58.2    $579.6
        Other revenue...................     45.1     55.5       41.1     141.7
                                           ------   ------     ------    ------
          Total revenues................   $312.0   $310.0     $ 99.3    $721.3
                                           ======   ======     ======    ======
      Percent of Total..................     43.3%    43.0%      13.7%    100.0%
                                           ======   ======     ======    ======
      Operating Income..................   $132.7   $ 75.0     $ 23.1    $230.8
                                           ======   ======     ======    ======
      Percent of Total..................     57.5%    32.5%      10.0%    100.0%
                                           ======   ======     ======    ======
      Return on Tangible Equity.........     24.5%    20.4%                18.9%
                                           ======   ======               ======

          December 31, 1998, 1997 and 1996 ($000's except share data)


Data Services

  Data Services includes the Data Services Division of the Corporation as well as three nonbank subsidiaries. Data Services provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Data Services derives revenue from the Corporation's credit card merchant operations. The majority of Data Services revenue is derived from internal and external processing. Intrasegment revenues, expenses and assets have been eliminated in the following information.

                                                      1998     1997     1996
                                                     -------  -------  -------
      Revenue:
        Net interest expense.......................  $  (2.5) $  (2.8) $  (3.5)
        Other revenues:
          Unaffiliated customers...................    424.8    354.3    269.1
          Affiliated customers.....................     85.1     77.7     77.1
                                                     -------  -------  -------
            Total revenues.........................    507.4    429.2    342.7
      Expenses:
        Intersegment charges.......................      2.3      2.0      1.4
        Other operating expense....................    437.2    366.6    297.3
                                                     -------  -------  -------
            Total expenses.........................    439.5    368.6    298.7
      Income tax expense...........................     28.2     24.9     18.0
                                                     -------  -------  -------
      Operating income.............................  $  39.7  $  35.7  $  26.0
                                                     =======  =======  =======
      Identifiable assets..........................  $ 361.0  $ 327.3  $ 289.5
                                                     =======  =======  =======
      Net purchases of premises and equipment......  $  29.2  $  33.4  $  31.7
                                                     =======  =======  =======
      Return on Equity.............................     20.5%    21.8%    20.4%
                                                     =======  =======  =======

          December 31, 1998, 1997 and 1996 ($000's except share data)


All Others

  M&I's primary other operating segments includes Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provide investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Florida and Arizona. Capital Markets Group provide venture capital and advisory services. Intrasegment revenues, expenses and assets for the entities that comprise Trust Services and Capital Markets Group have been eliminated in the following information.

                                                          1998    1997    1996
                                                         ------  ------  ------
      Revenue:
        Net interest income............................. $ 34.6  $ 28.1  $ 22.7
        Other revenues:
          Unaffiliated customers........................  157.8   116.1   118.6
          Affiliated customers..........................   23.0    13.6     8.7
                                                         ------  ------  ------
            Total revenues..............................  215.4   157.8   150.0
      Expenses:
        Intersegment charges............................   28.3    20.5    19.0
        Other operating expense.........................  104.9    81.8    71.7
                                                         ------  ------  ------
            Total expenses..............................  133.2   102.3    90.7
      Provision for loan and lease losses...............    1.0     0.9     0.3
      Income tax expense................................   31.9    21.0    23.3
                                                         ------  ------  ------
      Operating income.................................. $ 49.3  $ 33.6  $ 35.7
                                                         ======  ======  ======
      Identifiable assets............................... $647.9  $592.2  $487.6
                                                         ======  ======  ======
      Net purchases of premises and equipment........... $  1.3  $  4.2  $  2.9
                                                         ======  ======  ======
      Return on Tangible Equity.........................   26.2%   20.1%   24.7%
                                                         ======  ======  ======

  Total Revenues by type in All Others consist of the following:

                                                             1998   1997   1996
                                                            ------ ------ ------
      Trust Services....................................... $ 90.4 $ 78.9 $ 70.6
      Residential Mortgage Banking.........................   48.6   28.3   23.7
      Capital Markets......................................   33.4   14.9   25.1
      Brokerage and Insurance..............................   18.1   15.0   11.3
      Commercial Leasing...................................   13.7   12.5   12.7
      Commercial Mortgage Banking..........................    7.3    4.7    3.5
      Others...............................................    3.9    3.5    3.1
                                                            ------ ------ ------
            Total.......................................... $215.4 $157.8 $150.0
                                                            ====== ====== ======

          December 31, 1998, 1997 and 1996 ($000's except share data)


  Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                              1998      1997      1996
                            --------  --------  --------
Revenues:
  Banking.................  $  845.7  $  721.3  $  651.0
  Data Services...........     507.4     429.2     342.7
  All Others..............     215.4     157.8     150.0
  Corporate overhead......      (4.9)     (8.0)     (3.6)
  Acquisition costs.......     (10.2)      1.2       1.9
  Intersegment
   eliminations...........    (121.0)    (98.5)    (94.9)
                            --------  --------  --------
Consolidated revenues.....  $1,432.4  $1,203.0  $1,047.1
                            ========  ========  ========
Expenses:
  Banking.................  $  388.7  $  356.3  $  344.2
  Data Services...........     439.5     368.6     298.7
  All Others..............     133.2     102.3      90.7
  Corporate overhead......      49.5      57.6      44.6
  Acquisition costs.......      26.7      10.9       6.3
  Merger/restructuring....      23.4       --        --
  Purchased research and
   development............       --        --       12.1
  SAIF assessment.........       --        --        7.1
  Write-off intangibles...       --        --        4.7
  Intersegment
   eliminations...........    (121.0)    (98.5)    (94.9)
                            ========  ========  ========
Consolidated expenses.....  $  940.0  $  797.2  $  713.5
                            ========  ========  ========
Provision for loan and
 lease losses:
  Banking.................  $   26.1  $   16.7  $   15.3
  All Others..............       1.0       0.9       0.3
                            --------  --------  --------
Consolidated provision for
 loan and lease losses....  $   27.1  $   17.6  $   15.6
                            ========  ========  ========
Income tax expense
 (benefit):
  Banking.................  $  145.9  $  117.5  $   99.9
  Data Services...........      28.2      24.9      18.0
  All Others..............      31.9      21.0      23.3
  Corporate overhead......     (24.9)    (29.7)    (20.0)
  Acquisition costs.......     (10.0)     (2.2)     (1.2)
  Merger/restructuring....      (7.1)      --        --
  Purchased research and
   development............       --        --       (4.2)
  SAIF assessment.........       --        --       (2.7)
  Write-off intangibles...       --        --       (1.8)
                            --------  --------  --------
Consolidated income tax
 expense..................  $  164.0  $  131.5  $  111.3
                            ========  ========  ========

          December 31, 1998, 1997 and 1996 ($000's except share data)


                                                  1998       1997       1996
                                                ---------  ---------  ---------
Net income (loss):
  Operating income:
    Banking.................................... $   285.0  $   230.8  $   191.6
    Data Services..............................      39.7       35.7       26.0
    All Others.................................      49.3       33.6       35.7
  Corporate overhead...........................     (29.5)     (35.9)     (28.2)
  Acquisition costs............................     (26.9)      (7.5)      (3.2)
  Merger/restructuring.........................     (16.3)       --         --
  Purchased research and development...........       --         --        (7.9)
  SAIF assessment..............................       --         --        (4.4)
  Write-off intangibles........................       --         --        (3.0)
                                                ---------  ---------  ---------
Consolidated net income........................ $   301.3  $   256.7  $   206.6
                                                =========  =========  =========
Assets:
  Banking...................................... $20,215.8  $19,270.1  $14,898.4
  Data Services................................     361.0      327.3      289.5
  All Others...................................     647.9      592.2      487.6
  Corporate overhead...........................     196.6      160.5      217.0
  Acquisition costs............................     290.7      303.8       41.0
  Intersegment eliminations....................    (145.7)    (151.7)    (137.6)
                                                ---------  ---------  ---------
Consolidated assets............................ $21,566.3  $20,502.2  $15,795.9
                                                =========  =========  =========
Depreciation and amortization:
  Banking...................................... $    19.1  $    12.2  $    22.4
  Data Services................................      67.6       62.2       50.2
  All Others...................................     (15.6)     (23.8)     (24.0)
  Corporate overhead...........................       3.2        3.7        2.9
  Acquisition costs............................      37.1        9.6        4.6
                                                ---------  ---------  ---------
Consolidated depreciation and amortization..... $   111.4  $    63.9  $    56.1
                                                =========  =========  =========
Purchases of premises and equipment, net:
  Banking...................................... $    28.3  $    29.9  $    17.8
  Data Services................................      29.2       33.4       31.7
  All Others...................................       1.3        4.2        2.9
  Corporate overhead...........................       2.0        1.3        1.0
                                                ---------  ---------  ---------
Consolidated purchases of premises
 and equipment, net............................ $    60.8  $    68.8  $    53.4
                                                =========  =========  =========

          December 31, 1998, 1997 and 1996 ($000's except share data)


20. Condensed Financial Information--Parent Corporation Only

                           Condensed Balance Sheets
                                  December 31

                                                             1998       1997
                                                          ---------- ----------
Assets
Cash and cash equivalents................................ $   77,036 $   64,275
Data processing services receivables.....................    101,826     88,969
Indebtedness of nonbank affiliates.......................    330,152    275,786
Investments in affiliates:
  Banks..................................................  1,825,131  1,793,153
  Nonbanks...............................................    261,317    233,048
Premises and equipment, net..............................    125,345    124,502
Other assets.............................................    204,339    165,459
                                                          ---------- ----------
    Total assets......................................... $2,925,146 $2,745,192
                                                          ========== ==========
Liabilities and Shareholders' Equity
Commercial paper issued.................................. $   60,162 $  109,586
Other liabilities........................................    201,249    188,981
Long-term borrowings:
  7.65% Junior Subordinated Deferrable Interest
   Debentures due to M&I Capital Trust A.................    205,282    205,249
  Other..................................................    214,674    218,947
                                                          ---------- ----------
    Total Long-term borrowings...........................    419,956    424,196
                                                          ---------- ----------
    Total liabilities....................................    681,367    722,763
Shareholders' equity.....................................  2,243,779  2,022,429
                                                          ---------- ----------
    Total liabilities and shareholders' equity........... $2,925,146 $2,745,192
                                                          ========== ==========

  Scheduled maturities of long-term borrowings are $32,497 in 1999, $24,328 in 2000, $33,469 in 2001, $24,616 in 2002, and $100,111 in 2003. See Note 12 for
a description of the junior subordinated debt due to M&I Capital Trust A.

          December 31, 1998, 1997 and 1996 ($000's except share data)


                         Condensed Statements of Income
                            Years Ended December 31

                                                     1998      1997      1996
                                                   --------  --------  --------
Income
Cash dividends:
  Bank affiliates................................  $186,149  $255,670  $225,425
  Nonbank affiliates.............................    67,114    37,034    11,687
Interest from affiliates.........................    19,061    16,846    13,560
Data processing income...........................   476,543   406,594   335,127
Service fees and other...........................    64,406    52,983    38,215
                                                   --------  --------  --------
    Total income.................................   813,273   769,127   624,014
Expense
Interest.........................................    32,979    33,416    23,016
Salaries and employee benefits...................   270,704   237,647   180,574
Administrative and general.......................   213,596   171,039   151,939
                                                   --------  --------  --------
    Total expense................................   517,279   442,102   355,529
Income before income taxes and equity in
 undistributed net income of affiliates..........   295,994   327,025   268,485
Provisions for income taxes......................    17,034    10,864    11,669
                                                   --------  --------  --------
Income before equity in undistributed net income
 of affiliates...................................   278,960   316,161   256,816
Equity in undistributed net income of affiliates,
 net of dividends paid:
  Banks..........................................    44,611   (54,404)  (64,352)
  Nonbanks.......................................   (22,248)   (5,072)   14,171
                                                   --------  --------  --------
    Net income...................................  $301,323  $256,685  $206,635
                                                   ========  ========  ========

          December 31, 1998, 1997 and 1996 ($000's except share data)


                       Condensed Statements of Cash Flows
                            Years Ended December 31

                                                   1998       1997      1996
                                                ----------  --------  --------
Cash Flows From Operating Activities
Net income..................................... $  301,323  $256,685  $206,635
Noncash items included in income:
  Equity in undistributed net income of
   affiliates..................................    (22,363)   59,476    50,181
  Depreciation and amortization................     68,059    62,996    51,515
  Merger/Restructuring.........................     11,615       --        --
  Other........................................    (56,698)   (2,456)   14,761
                                                ----------  --------  --------
Net cash provided by operating activities......    301,936   376,701   323,092
Cash Flows From Investing Activities
  Increases in indebtedness of affiliates...... (1,463,424) (822,662) (140,684)
  Decreases in indebtedness of affiliates......  1,409,058   730,926   135,324
  Increases in investments in affiliates.......     (5,434)      (24)  (27,756)
  Net capital expenditures.....................    (30,850)  (22,049)  (44,292)
  Acquisitions accounted for as purchases, net
   of cash equivalents acquired................     (5,170) (259,462)      --
  Purchase of Bank-Owned Life Insurance........    (32,625)      --        --
  Other........................................     14,420    17,575   (73,837)
                                                ----------  --------  --------
Net cash used in investing activities..........   (114,025) (355,696) (151,245)
Cash Flows From Financing Activities
  Dividends paid...............................    (97,241)  (79,272)  (70,966)
  Proceeds from issuance of commercial paper...    779,653   455,726   641,754
  Principal payments on commercial paper.......   (829,077) (360,374) (669,091)
  Proceeds from issuance of long-term debt.....        --    101,131   197,628
  Payments on long-term debt...................    (13,913) (114,414)  (72,417)
  Purchase of common stock.....................    (29,633)  (64,430) (180,053)
  Proceeds from exercise of stock options......     15,086    23,538    13,305
  Other........................................        (25)      960       632
                                                ----------  --------  --------
Net cash used in financing activities..........   (175,150)  (37,135) (139,208)
                                                ----------  --------  --------
Net increase (decrease) in cash and cash
 equivalents...................................     12,761   (16,130)   32,639
Cash and cash equivalents, beginning of year...     64,275    80,405    47,766
                                                ----------  --------  --------
Cash and cash equivalents, end of year......... $   77,036  $ 64,275  $ 80,405
                                                ==========  ========  ========

                  Quarterly Financial Information (Unaudited)

          December 31, 1998, 1997 and 1996 ($000's except share data)

  Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 1998 and 1997.

                           Quarter Ended
                -----------------------------------
                Dec. 31  Sept. 30 June 30  March 31
                -------- -------- -------- --------
1998
Total Interest
 Income........ $358,701 $362,509 $358,747 $354,087
Net Interest
 Income........  173,989  169,467  168,013  164,601
Provision for
 Loan Losses...   12,588    4,769    4,868    4,865
Income before
 Income Taxes..  128,153  122,613   96,645  117,874
Net Income.....   83,470   80,155   62,192   75,506
Net Income Per
 Share:*
  Basic........ $   0.77 $   0.74 $   0.57 $   0.70
  Diluted......     0.72     0.70     0.54     0.66
1997
Total Interest
 Income........ $363,257 $294,020 $286,402 $276,654
Net Interest
 Income........  173,398  143,284  140,884  136,981
Provision for
 Loan Losses...    4,478    4,348    4,396    4,411
Income before
 Income Taxes..  114,950   97,877   89,266   86,079
Net Income.....   75,165   64,780   59,404   57,336
Net Income Per
 Share:*
  Basic........ $   0.70 $   0.68 $   0.63 $   0.61
  Diluted......     0.65     0.63     0.58     0.56


                                                1998   1997   1996   1995  1994
                                                ----- ------ ------ ------ -----
Common Dividends Declared
First Quarter.................................. $0.20 $0.185 $0.165 $0.150 $0.14
Second Quarter.................................  0.22  0.200  0.185  0.165  0.15
Third Quarter..................................  0.22  0.200  0.185  0.165  0.15
Fourth Quarter.................................  0.22  0.200  0.185  0.165  0.15
                                                ----- ------ ------ ------ -----
                                                $0.86 $0.785 $0.720 $0.645 $0.59
                                                ===== ====== ====== ====== =====

--------
*  May not add due to rounding

                             Price Range of Stock
                             (Low and High Close)

                                        1998     1997    1996    1995     1994
                                      -------- -------- ------- ------- --------
First Quarter
  Low................................ $53 1/4  $32 3/4  $24 5/8 $18 1/8 $20
  High...............................  59 1/2   40 1/4   26 1/4  21 3/4  23 3/4
Second Quarter
  Low................................  50 7/16  35 1/16  24 7/8  19 7/8  19 1/4
  High...............................  61 5/8   42 1/2   28 1/8  22 3/4  22 1/4
Third Quarter
  Low................................  44       40 7/8   25 1/2  22 1/8  19 5/8
  High...............................  59       52 5/8   30 1/8  26 1/4  21 3/4
Fourth Quarter
  Low................................  40 1/2   50 1/16  30      24      18
  High...............................  58 7/16  62 1/8   35 3/8  26 3/8  20 9/16

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Marshall & Ilsley
Corporation:

  We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Milwaukee, Wisconsin,
January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1999, except for information as to executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. Financial Statements

      Consolidated Financial Statements:
              Balance Sheets--December 31, 1998 and 1997
              Statements of Income--years ended December 31, 1998, 1997, and
              1996
              Statements of Cash Flows--years ended December 31, 1998, 1997, and 1996
              Statements of Shareholders' Equity--years ended December 31, 1998, 1997 and 1996
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

    2. Financial Statement Schedules

      All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

    3. Exhibits

      See Index to Exhibits of this Form 10-K which is incorporated herein by reference.

  (b)Reports on Form 8-K

        Not applicable.

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

                                          Date: March 1, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        /s/ J. B. Wigdale              Chairman of the         Date: March 1,
-------------------------------------   Board and a                 1999
            J. B. Wigdale               Director (Chief
                                        Executive
                                        Officer)

     /s/ G. H. Gunnlaugsson            Executive Vice          Date: March 1,
-------------------------------------   President and a             1999
         G. H. Gunnlaugsson             Director (Chief
                                        Financial
                                        Officer)

      /s/ P. R. Justiliano             Senior Vice             Date: March 1,
-------------------------------------   President and               1999
          P. R. Justiliano              Corporate
                                        Controller
                                        (Principal
                                        Accounting
                                        Officer)


Directors: Richard A. Abdoo, Oscar C. Boldt, Wendell F. Bueche, Jon F. Chait,
           Glenn A. Francke, G. H. Gunnlaugsson, Burleigh E. Jacobs, D.J. Kuester, Katharine C. Lyall, Edward L. Meyer, Jr., Don R. O'Hare, San W. Orr, Jr., Peter M. Platten, III, J.A. Puelicher, Robert A. Schaefer, Stuart W. Tisdale, J. B. Wigdale, James O. Wright and Gus
           A. Zuehlke.


        /s/ M. A. Hatfield
By___________________________________                       Date: March 1, 1999
            M. A. Hatfield
         As Attorney-in-Fact*

--------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

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

(4) (a) Indenture between M&I and Chemical Bank (as successor to Manufacturers Hanover Trust Company) dated as of November 15, 1985 ("Senior Indenture"), incorporated by reference to M&I's Registration Statement on Form S-3 (Registration No. 33-21377), as supplemented by the First Supplemental Indenture to the Senior Indenture dated as of May 31, 1990, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, and as supplemented by the Second Supplemental Indenture to the Senior Indenture dated as of July 15, 1993, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 0-1220

     (b) Form of Medium Term Notes, Series C, and Series D issued pursuant to the Senior Indenture, included in Exhibit 4(a)

     (c) Indenture between M&I and Chemical Bank dated as of July 15, 1993 ("Subordinated Indenture"), incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 0-1220

     (d) Form of Subordinated Note issued pursuant to the Subordinated Indenture, included in Exhibit 4(c)

     (e) Investment Agreement between M&I and The Northwestern Mutual Life Insurance Company dated August 30, 1985, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

     (f) Designation of Rights and Preferences of holders of Series A Preferred Stock, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

     (g) Amended and Restated Declaration of Trust dated as of December 9, 1996 among Marshall & Ilsley Corporation, as Sponsor, The Chase Manhattan Bank, as Institutional Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Regular Trustees identified thereon, and the holders from time to time of undivided interests in the assets of the Trust, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (h) Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (i) First Supplemental Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (j) Form of Capital Security Certificate for M&I Capital Trust A, included as Exhibit A-2 to Exhibit 4(h)

     (k) Capital Securities Guarantee Agreement, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (l) Registration Rights Agreement dated December 2, 1996, by and among Marshall & Ilsley Corporation, M&I Capital Trust A and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (m)  Form of Subordinated Debt Security, included as part of Exhibit 4(j)

(10) (a) 1983 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

     (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

     (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 0-1220*

     (d) Consulting Agreement and Supplemental Retirement Plan dated as of October 1, 1986 between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

     (e) Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of August 13, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

     (f) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

     (g) 1986 Non-Qualified Stock Option Plan of M&I and related Stock Option Agreement between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, SEC File No. 0-1220*

     (h) Form of employment agreements, dated November 5, 1990, between M&I and Messrs. Gunnlaugsson, Kuester, Strelow and Wigdale incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

     (i) Employment agreement, dated November 5, 1990, between M&I and Mr. Michael A. Hatfield incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

     (j) Restricted Stock Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

     (k) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

     (l) Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

     (m) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

     (n) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

     (o) Supplemental Retirement Agreement dated December 10, 1992, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, SEC File No. 0-1220*

     (p) Amendment to Supplemental Retirement Agreement dated December 16, 1993, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-1220*

     (q) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 0-1220.*

     (r) Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I's Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 0-1220*

     (s) Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53897)*

     (t) Valley Bancorporation 1992 Outside Directors' Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*

     (u) Employment agreement between M&I and Mr. Peter M. Platten, III, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

     (v) Letter agreement dated January 25, 1994 between Valley Bancorporation and Mr. Peter M. Platten, III incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 0-1220*

     (w) Employment agreement, dated as of December 14, 1995, between M&I and Ms. Patricia R. Justiliano incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 0-1220*

     (x) Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Proxy Statement for the 1997 Annual Meeting of Shareholders*

     (y) Marshall & Ilsley Corporation Executive Deferred Compensation Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

     (z) Deferred Compensation Trust II between Marshall & Ilsley Corporation and Marshall & Ilsley Trust Company, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

     (aa) Marshall & Ilsley Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to M&I's Proxy Statement for the 1997 Annual Meeting of Shareholders*

     (bb) Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

     (cc) Security Capital Corporation 1993 Incentive Stock Option Plan, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 333-36909)*

     (dd) Security Bank S.S.B. Deferred Compensation Plans for Key Executive Officers and Directors, incorporated by reference to Security Capital Corporation's Registration Statement on Form S-1 (Reg. No. 33-68982)*

     (ee) Security Bank S.S.B. Supplemental Pension Plan, incorporated by reference to Security Capital Corporation's Registration Statement on Form S-1 (Reg. No. 33-68982)*

     (ff) Directors Deferred Compensation Plan, incorporated by reference to M&I's Proxy Statement for the 1998 Annual Meeting of Shareholders*

     (gg) Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan for Executives, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (hh) Amendment to Consulting Agreement and Supplemental Retirement Plan dated as of December 11, 1997, between M&I and Mr. J.A. Puelicher, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (ii) Employment agreement, dated December 11, 1997, between M&I and Mr. Delgadillo, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (jj) Employment agreement, dated November 5, 1990, between M&I and Mr. D.R. Jones, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (kk) Amendment to Employment Agreement dated April 3, 1995, between M&I and Mr. D.R. Jones, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (ll) Employment agreement, dated June 12, 1997, between M&I and Mr. T.M. Bolger, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (mm) Employment agreement, dated October 16, 1997, between M&I and Mr. D.H. Wilson, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (nn) Employment agreement, dated January 12, 1999, between M&I and Mr. T.M. Bolger*

     (oo) Form of Employment agreements between M&I and Messrs. O'Neill and Williams*

(11) Computation of Net Income Per Common Share, incorporated by reference to
     Note 2 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements.

(12) Computation of Ratio of Earnings to Fixed Charges

(21) Subsidiaries

(23) Consent of Arthur Andersen LLP

(24) Powers of Attorney

(27) Financial Data Schedule

M&I will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.
_____________

* Management contract or compensatory plan or arrangement.