Form 10-Q
period 1999-03-31
MARSHALL & ILSLEY CORP/WI/
filed 1999-05-14
CIK 62741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999
               ---------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                       April 30, 1999
            -----                                       --------------
Common Stock, $1.00 Par Value                             104,497,982

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                               March 31,    December 31,   March 31,
Assets                                           1999           1998           1998
------                                       --------------------------------------------
Cash and cash equivalents:
  Cash and due from banks                  $      641,648 $      760,405 $      708,818
  Federal funds sold and
    security resale agreements                     16,954         34,616         98,758
  Money market funds                               71,408        111,717         90,124
                                             -------------  -------------  -------------
Total cash and cash equivalents                   730,010        906,738        897,700

Investment securities:
  Trading securities, at market value              33,234         34,046         39,080
  Short-term investments, at cost which
    approximates market value                      54,571         51,971         47,035
  Available for sale at market value            4,402,071      4,049,421      4,249,971
  Held to maturity at amortized cost,
    market value $1,147,979 ($1,095,048
    December 31, and $1,242,228
    March 31, 1998)                             1,112,843      1,056,233      1,216,367
                                             -------------  -------------  -------------
Total investment securities                     5,602,719      5,191,671      5,552,453

Loans and leases                               14,260,672     13,996,166     13,181,526
  Less: Allowance for loan and lease losses       229,669        226,052        215,481
                                             -------------  -------------  -------------
Net loans and leases                           14,031,003     13,770,114     12,966,045

Premises and equipment                            354,504        360,345        355,701
Intangible assets                                 321,157        335,533        357,944
Accrued interest and other assets                 950,216      1,001,892        519,395
                                             -------------  -------------  -------------
Total Assets                               $   21,989,609 $   21,566,293 $   20,649,238
                                             =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                      $    2,681,922 $    2,929,195 $    2,644,163
  Interest bearing                             12,793,158     12,990,724     12,280,923
                                             -------------  -------------  -------------
Total deposits                                 15,475,080     15,919,919     14,925,086
Funds purchased and security
  repurchase agreements                         2,609,501      1,712,165      1,930,361
Other short-term borrowings                       549,492        365,120        361,824
Accrued expenses and other liabilities            498,068        530,828        490,087
Long-term borrowings                              680,236        794,482        867,576
                                             -------------  -------------  -------------
Total liabilities                              19,812,377     19,322,514     18,574,934

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 685,314 shares issued            685            685            685
  Common stock, $1.00 par value; 112,757,546
    shares issued (113,284,153 March 31, 1998     112,757        112,757        113,284
  Additional paid-in capital                      618,466        621,795        619,169
  Retained earnings                             1,724,779      1,664,123      1,513,348
  Net unrealized gains on securities
    available for sale, net of related taxes       40,601         58,102         48,243
  Less: Treasury common stock, at cost;
          8,385,347 shares (6,654,170
          December 31, and 7,522,162
          March 31, 1998)                         301,529        194,046        211,312
        Deferred compensation                      18,527         19,637          9,113
                                             -------------  -------------  -------------
Total shareholders' equity                      2,177,232      2,243,779      2,074,304
                                             -------------  -------------  -------------
Total Liabilities and
  Shareholders' Equity                     $   21,989,609 $   21,566,293 $   20,649,238
                                             =============  =============  =============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                               Three Months Ended March 31,
                                               ----------------------------
Interest income                                    1999           1998
---------------                                ----------------------------
  Loans and leases                           $      271,977 $      264,824
  Investment securities:
    Taxable                                          64,300         74,077
    Exempt from Federal income taxes                 13,674         12,306
  Trading securities                                    399            488
  Short-term investments                              2,236          2,392
                                               -------------  -------------
Total interest income                               352,586        354,087

Interest expense
----------------
  Deposits                                          133,651        141,695
  Short-term borrowings                              30,282         30,810
  Long-term borrowings                               15,836         16,981
                                               -------------  -------------
Total interest expense                              179,769        189,486
                                               -------------  -------------
Net interest income                                 172,817        164,601
Provision for loan and lease losses                   4,873          4,865
                                               -------------  -------------
Net interest income after
  provision for loan and lease losses               167,944        159,736

Other income
------------
  Data processing services                          109,394         96,838
  Trust services                                     23,872         21,464
  Other customer services                            38,548         38,196
  Capital Markets net equity securities gains         1,510          6,369
  Net investment securities gains                        --            294
  Other                                              22,036         16,131
                                               -------------  -------------
Total other income                                  195,360        179,292

Other expense
-------------
  Salaries and employee benefits                    134,123        126,432
  Net occupancy                                      12,093         11,274
  Equipment                                          26,474         24,741
  Software expenses                                   6,103          5,199
  Processing charges                                  7,923          6,381
  Supplies and printing                               4,515          4,472
  Professional services                               7,213          4,541
  Amortization of intangibles                        15,025         11,000
  Other                                              20,826         27,114
                                               -------------  -------------
Total other expense                                 234,295        221,154
                                               -------------  -------------
Income before income taxes                          129,009        117,874
Provision for income taxes                           43,478         42,368
                                               -------------  -------------
Net income                                   $       85,531 $       75,506
                                               =============  =============
Net income per common share
---------------------------
  Basic                                      $         0.79 $         0.70
  Diluted                                              0.75           0.66

Dividends paid per common share              $         0.22 $         0.20

Weighted average common shares outstanding:
  Basic                                             105,466        105,427
  Diluted                                           114,743        115,195

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1999           1998
                                               ----------------------------
Net Cash Provided by Operating Activities    $      249,179 $       86,868

Cash Flows From Investing Activities:
-------------------------------------
  Net increase in securities with
    maturities of three months or less               (2,480)       (10,050)
  Proceeds from sales of securities
    available for sale                                   --          6,365
  Proceeds from maturities of longer
    term securities                                 288,712        355,096
  Purchases of longer term securities              (726,903)      (326,584)
  Net increase in loans                            (344,688)      (224,893)
  Purchases of assets to be leased                  (93,486)       (51,039)
  Principal payments on lease receivables            73,006         56,730
  Fixed asset purchases, net                         (9,820)       (19,323)
  Other                                               2,606          5,464
                                               -------------  -------------
    Net cash used in
       investing activities                        (813,053)      (208,234)
                                               -------------  -------------
Cash Flows From Financing Activities:
-------------------------------------
  Net decrease in deposits                         (444,839)       (95,242)
  Proceeds from issuance of commercial paper        230,453        302,922
  Payments for maturity of commercial paper        (132,960)      (299,210)
  Net increase in other short-term
    borrowings                                      893,964        288,670
  Proceeds from issuance of long-term debt            4,361          2,844
  Payments of long-term debt                        (28,385)       (78,250)
  Dividends paid                                    (24,876)       (22,211)
  Purchases of treasury stock                      (116,512)        (4,638)
  Other                                               5,940          6,118
                                               -------------  -------------
    Net cash provided by financing
       activities                                   387,146        101,003
                                               -------------  -------------
Net increase (decrease) in
   cash and cash equivalents                       (176,728)       (20,363)

Cash and cash equivalents, beginning of year        906,738        918,063
                                               -------------  -------------
Cash and cash equivalents, end of period     $      730,010 $      897,700
                                               =============  =============
Supplemental cash flow information:
-----------------------------------
  Cash paid/(received) during the period for:
    Interest                                 $      181,667 $      189,567
    Income taxes                                      3,921         (1,633)

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                        March 31, 1999 & 1998 (Unaudited)


  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I or Corporation") 1998 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1998 consolidated financial statements and analyses have been reclassified to conform with the 1999 presentation.


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


  3. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                           Three Months Ended March 31, 1999
                                           ---------------------------------
                                                                        Per
                                             Income    Average Shares  Share
                                           (Numerator) (Denominator)  Amount
                                           ---------------------------------
    Net Income                            $    85,531
    Convertible Preferred Dividends            (1,689)
                                           -----------
    Basic Earnings Per Share
      Income Available to
        Common Shareholders               $    83,842      105,466 $  0.79
                                                                     ======
    Effect of Dilutive Securities
      Convertible Preferred Stock               1,689        7,677
      Stock Options and
        Restricted Stock Plans                     --        1,600
                                           ----------- ------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders
        Plus Assumed Conversions          $    85,531      114,743 $  0.75
                                                                     ======

                                           Three Months Ended March 31, 1998
                                           ---------------------------------
                                                                        Per
                                             Income    Average Shares  Share
                                           (Numerator) (Denominator)  Amount
                                           ---------------------------------
    Net Income                            $    75,506
    Convertible Preferred Dividends            (1,535)
                                           -----------
    Basic Earnings Per Share
      Income Available to
        Common Shareholders               $    73,971      105,427 $  0.70
                                                                     ======
    Effect of Dilutive Securities
      Convertible Preferred Stock               1,535        7,677
      Stock Options and
        Restricted Stock Plans                     --        2,091
                                           ----------- ------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders
        Plus Assumed Conversions          $    75,506      115,195 $  0.66
                                                                     ======

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        March 31, 1999 & 1998 (Unaudited)


  4. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                               March 31,    December 31,  March 31,
                                                  1999          1998          1998
                                              ----------------------------------------
    Other investment securities available for sale:
       U.S. treasury and
         government agencies                $   4,059,856 $   3,723,703 $   3,950,074
       State and political subdivisions               153           148           224
       Other                                      342,062       325,570       299,673
                                              ------------  ------------  ------------
       Other available for sale             $   4,402,071 $   4,049,421 $   4,249,971
                                              ============  ============  ============
    Investment securities held to maturity:
       U.S. treasury and
         government agencies                $          58 $          -- $     232,793
       State and political subdivisions         1,108,128     1,051,565       979,153
       Other                                        4,657         4,668         4,421
                                              ------------  ------------  ------------
       Held to maturity                     $   1,112,843 $   1,056,233 $   1,216,367
                                              ============  ============  ============

  5. The Corporation's loan and lease portfolio consists of the following ($000's):

                                              March 31,    December 31, March 31,
                                                 1999         1998         1998
                                              -------------------------------------
    Commercial, financial & agricultural    $  4,228,402 $  4,077,837 $  3,587,844
    Real estate:
       Construction                              395,718      425,442      433,832
       Residential mortgage                    4,081,788    4,045,022    4,002,355
       Commercial mortgage                     3,750,583    3,667,924    3,524,539
                                              -----------  -----------  -----------
    Total real estate                          8,228,089    8,138,388    7,960,726
    Personal                                   1,154,191    1,166,541    1,140,694
    Lease financing                              649,990      613,400      492,262
                                              -----------  -----------  -----------
                                            $ 14,260,672 $ 13,996,166 $ 13,181,526
                                              ===========  ===========  ===========

  6. The Corporation's deposit liabilities consists of the following ($000's):

                                              March 31,    December 31, March 31,
                                                 1999         1998         1998
                                              -------------------------------------
    Noninterest bearing demand              $  2,681,922 $  2,929,195 $  2,644,163

    Savings and NOW                            6,860,544    6,768,523    6,073,777
    CD's $100,000 and over                     1,596,154    1,497,315    1,536,268
    Other time deposits                        3,428,472    3,544,614    4,064,297
    Foreign Deposits                             907,988    1,180,272      606,581
                                              -----------  -----------  -----------
                                            $ 15,475,080 $ 15,919,919 $ 14,925,086
                                              ===========  ===========  ===========

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        March 31, 1999 & 1998 (Unaudited)


  7. Comprehensive Income

     The following table presents the Corporation's comprehensive income
     ($000's):

                                                  Three Months Ended
                                              --------------------------
                                               March 31,      March 31,
                                                  1999           1998
                                              -----------    -----------
    Net income                              $     85,531   $     75,506

    Other comprehensive income

       Unrealized gains (losses) on
       securities, net of tax:
         Arising during the period               (17,501)        (3,668)
         Reclassification for securities
           transactions included in net income        --           (187)
                                              -----------    -----------
                                                 (17,501)        (3,855)
                                              -----------    -----------
    Total comprehensive income              $     68,030   $     71,651
                                              ===========    ===========

     Other comprehensive income as shown is net of deferred income tax benefits of $10,705 and $2,073 for the three months ended March 31, 1999 and 1998, respectively.

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        March 31, 1999 & 1998 (Unaudited)


  8. Segments

     Generally, the Corporation organizes its segments based on legal entities and segregates the Data Services Division of the Corporation. Each entity offers a variety of products and services to meet the needs of its customers and the particular market served. Each entity or division has its own president and is separately managed subject to adherence to Corporate policies. Discrete financial information is reviewed by senior management to assess performance on a monthly basis. Certain segments are combined and consolidated for purposes of assessing financial performance. No changes have been made in the organization or reporting of the Corporation's segments since the 1998 Annual Report.

     The Corporation evaluates the profit or loss performance of its segments based on operating income. Operating income is after-tax income excluding nonrecurring charges and charges for services from the holding company, excluding its Data Services Division. Operating income for the banking entities and certain other entities also excludes certain assets, liabilities, equity, revenues and expenses associated with adjustments, charges or credits arising from acquisitions accounted for as purchases (hereinafter called acquisition costs). The accounting policies of the Corporation's segments are the same as those described in Note 1 to the Corporation's Annual Report on Form 10K, Item 8. Intersegment revenues may be based on cost, current market prices or negotiated prices between the providers and receivers of services.

     Based on the way the Corporation organizes its segments and the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Corporation has determined that it has two reportable segments. Information with respect to M&I's segments is as follows:

                                  Banking
                                  -------
     Banking represents the aggregation of twenty-six separately chartered banks located in Wisconsin, one bank in Arizona, one federally chartered thrift headquartered in Nevada and an operational support subsidiary. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the internet. In addition, the Corporation's larger affiliate banks provide numerous services such as cash management, regional credit, and centralized accounting to M&I's community banking affiliates. Intrasegment revenues, expenses and assets have been eliminated in the following information. ($ in millions):

                                                     Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                     1999           1998
                                                 ----------     ----------
    Revenue:
      Net interest income                       $    171.0     $    163.2
      Other revenues:
        Unaffiliated customers                        45.2           38.9
        Affiliated customers                           3.6            3.1
                                                 ----------     ----------
    Total revenues                                   219.8          205.2
    Expenses:
      Intersegment charges                            22.4           20.5
      Other operating expense                         78.3           77.3
                                                 ----------     ----------
    Total expenses                                   100.7           97.8
    Provision for loan and lease losses                4.7            4.7
    Income tax expense                                36.4           35.3
                                                 ----------     ----------
    Operating income                            $     78.0     $     67.4
                                                 ==========     ==========
    Identifiable assets                         $ 20,820.5     $ 19,516.9
                                                 ==========     ==========
    Return on tangible equity                         19.9 %         17.6 %
                                                 ==========     ==========

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        March 31, 1999 & 1998 (Unaudited)


                              Banking (continued)
                              -------------------
     The following tables present revenue and operating income by line of business for Banking. This information is based on the Corporation's product profitability measurement system and is an aggregation of the revenues and expenses associated with the products and services within each line of business. Net interest income is derived from the Corporation's internal funds transfer pricing system, expenses are allocated based on available transaction volumes and the provision for loan and lease losses is allocated based on credit risk. Equity is assigned to products and services on a basis that considers market, operational and reputation risk. ($ in millions):

                                                     Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                    1999           1998
                                                 ----------     ----------
    Banking revenues:
      Commercial Banking                        $     89.8     $     87.5
      Retail Banking                                  94.7           86.1
      Investments and Other                           35.3           31.6
                                                 ----------     ----------
    Total banking revenues                      $    219.8     $    205.2
                                                 ==========     ==========
    Percent of total banking revenue:
      Commercial Banking                              40.8 %         42.6 %
      Retail Banking                                  43.1           42.0
      Investments and Other                           16.1           15.4
                                                 ----------     ----------
    Total banking revenues                           100.0 %        100.0 %
                                                 ==========     ==========
    Operating banking income
      Commercial Banking                        $     42.3     $     36.9
      Retail Banking                                  25.4           20.5
      Investments and Other                           10.3           10.0
                                                 ----------     ----------
    Total operating banking income              $     78.0     $     67.4
                                                 ==========     ==========
    Percent of total operating banking income:
      Commercial Banking                              54.3 %         54.8 %
      Retail Banking                                  32.5           30.4
      Investments and Other                           13.2           14.8
                                                 ----------     ----------
    Total operating banking income                   100.0 %        100.0 %
                                                 ==========     ==========
    Banking return on tangible equity
      Commercial Banking                              25.5 %         23.5 %
      Retail Banking                                  22.7           18.4
                                                 ----------     ----------
    Total banking return on tangible equity           19.9 %         17.6 %
                                                 ==========     ==========

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        March 31, 1999 & 1998 (Unaudited)


                                 Data Services
                                 -------------
     Data Services includes the Data Services Division of the Corporation as well as three nonbank subsidiaries. Data Services provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Data Services derives revenue from the Corporation's credit card merchant operations. The majority of Data Services revenue is derived from internal and external processing. Intrasegment revenues, expenses and assets have been eliminated in the following information.
     ($ in millions):

                                                     Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                    1999           1998
                                                 ----------     ----------
    Revenue:
      Net interest expense                      $     (0.6)    $     (0.6)
      Other revenues:
        Unaffiliated customers                       112.7           99.7
        Affiliated customers                          21.5           19.8
                                                 ----------     ----------
    Total revenues                                   133.6          118.9
    Expenses:
      Intersegment charges                             0.1            0.3
      Other operating expense                        114.4          102.7
                                                 ----------     ----------
    Total expenses                                   114.5          103.0
    Income tax expense                                 8.3            6.7
                                                 ----------     ----------
    Operating income                            $     10.8     $      9.2
                                                 ==========     ==========
    Identifiable assets                         $    426.8     $    327.5
                                                 ==========     ==========
    Return on equity                                  19.9 %         20.6 %
                                                 ==========     ==========

     Data Services revenue from unaffiliated customers consist of the following ($ in millions):

                                                     Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                    1999           1998
                                                 ----------     ----------
     Data Processing Services                   $    109.4     $     96.8
     Merchant credit card and
       other customer services                         3.0            2.8
     Other                                             0.3            0.1
                                                 ----------     ----------
     Total unaffiliated customer revenue        $    112.7     $     99.7
                                                 ==========     ==========

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        March 31, 1999 & 1998 (Unaudited)


                                   All Others
                                   ----------
     M&I's primary other operating segments includes Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provide investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Florida and Arizona. Capital Markets Group provide venture capital and advisory services. Intrasegment revenues, expenses and assets for the entities that comprise Trust Services and Capital Markets Group have been eliminated in the following information. ($ in millions):

                                                     Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                    1999           1998
                                                 ----------     ----------
    Revenue:
      Net interest income                       $      5.8     $      8.9
      Other revenues:
        Unaffiliated customers                        36.2           39.8
        Affiliated customers                           5.2            5.1
                                                 ----------     ----------
    Total revenues                                    47.2           53.8
    Expenses:
      Intersegment charges                             6.3            6.2
      Other operating expense                         25.8           25.9
                                                 ----------     ----------
    Total expenses                                    32.1           32.1
    Provision for loan and lease losses                0.2            0.2
    Income tax expense                                 5.9            8.5
                                                 ----------     ----------
    Operating income                            $      9.0     $     13.0
                                                 ==========     ==========
    Identifiable assets                         $    678.4     $    714.5
                                                 ==========     ==========
    Return on tangible equity                         18.0 %         29.6 %
                                                 ==========     ==========

     Total Revenues by type in All Others consist of the following ($ in millions):

    Trust Services                              $     24.5     $     21.6
    Residential Mortgage Banking                      10.8           11.6
    Capital Markets                                    2.7           10.7
    Brokerage and Insurance                            5.0            5.0
    Commercial Leasing                                 2.7            3.2
    Commercial Mortgage Banking                        0.3            1.3
    Others                                             1.2            0.4
                                                 ----------     ----------
    Total revenues                              $     47.2     $     53.8
                                                 ==========     ==========

                         MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued

                        March 31, 1999 & 1998 (Unaudited)


     Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                                     Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                    1999           1998
                                                 ----------     ----------
    Revenues:
      Banking                                   $    219.8     $    205.2
      Data Services                                  133.6          118.9
      All Others                                      47.2           53.8
      Corporate overhead                              (1.6)          (2.1)
      Acquisition costs                                (0.4)          (3.6)
      Intersegment eliminations                      (30.4)         (28.3)
                                                 ----------     ----------
    Consolidated revenues                       $    368.2     $    343.9
                                                 ==========     ==========
    Expenses:
      Banking                                   $    100.7     $     97.8
      Data Services                                  114.5          103.0
      All Others                                      32.1           32.1
      Corporate overhead                              11.7            9.8
      Acquisition costs                                 5.7            6.8

      Intersegment eliminations                      (30.4)         (28.3)
                                                 ----------     ----------
    Consolidated expenses                       $    234.3     $    221.2
                                                 ==========     ==========
    Net income (loss):
      Operating income:
        Banking                                 $     78.0     $     67.4
        Data Services                                 10.8            9.2
        All Others                                     9.0           13.0
      Corporate overhead                              (7.5)          (6.6)

      Acquisition costs                                (4.8)          (7.5)
                                                 ----------     ----------
    Consolidated net income                     $     85.5     $     75.5
                                                 ==========     ==========
    Assets:
      Banking                                   $ 20,820.5     $ 19,516.9
      Data Services                                  426.8          327.5
      All Others                                     678.4          714.5
      Corporate overhead                             173.3          141.2
      Acquisition costs                               283.3          307.9
      Intersegment eliminations                     (392.7)        (358.8)
                                                 ----------     ----------
    Consolidated assets                         $ 21,989.6     $ 20,649.2
                                                 ==========     ==========

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                               Three Months Ended March 31,
                                               ----------------------------
Assets                                             1999           1998
------                                         ----------------------------
Cash and due from banks                      $      658,996 $      658,191

Trading securities                                   32,093         37,727
Short-term investments                              190,542        174,668
Other investment securities:
  Taxable                                         4,092,000      4,377,500
  Tax-exempt                                      1,128,932      1,032,491
                                               -------------  -------------
Total investment securities                       5,443,567      5,622,386

Loans and leases:
  Commercial                                      4,132,882      3,400,387
  Real estate                                     8,156,151      8,005,512
  Personal                                        1,154,323      1,145,726
  Lease financing                                   627,461        484,706
                                               -------------  -------------
                                                 14,070,817     13,036,331
  Less: Allowance for loan and lease losses         228,619        210,898
                                               -------------  -------------
Total loans and leases                           13,842,198     12,825,433

Premises and equipment, net                         357,233        352,609
Accrued interest and other assets                 1,294,022        869,643
                                               -------------  -------------
Total Assets                                 $   21,596,016 $   20,328,262
                                               =============  =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                        $    2,567,832 $    2,392,052
  Interest bearing                               12,718,488     12,065,001
                                               -------------  -------------
Total deposits                                   15,286,320     14,457,053
Funds purchased and security repurchase
  agreements                                      2,447,332      2,023,663
Other short-term borrowings                         121,809        204,689
Long-term borrowings                              1,028,593      1,084,961
Accrued expenses and other liabilities              480,806        498,232
                                               -------------  -------------
Total liabilities                                19,364,860     18,268,598

Shareholders' equity                              2,231,156      2,059,664
                                               -------------  -------------
Total Liabilities and Shareholders' Equity   $   21,596,016 $   20,328,262
                                               =============  =============

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
             ----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


                     THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     ------------------------------------------
Net income for the first quarter of 1999 amounted to $85.5 million compared to $75.5 million for the same period in the prior year. Basic and diluted earnings per share were $.79 and $.75 respectively for the three months ended March 31, 1999, compared with $.70 and $.66, respectively for the three months ended March 31, 1998. The return on average assets and average equity were 1.61% and 15.55% for the quarter ended March 31, 1999 and 1.51% and 14.87% for the quarter ended March 31, 1998.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis (FTE) where appropriate for the current quarter and previous four quarters. Operating income for the second quarter of 1998 excludes the merger/restructuring charge of $23.4 million ($16.3 million after-tax) associated with the April 1, 1998, merger with Advantage Bancorp. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.


  SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
  -------------------------------------------------------------------------
                         ($000's except per share data)

                                       1999                           1998
                                    ----------  ----------------------------------------------
                                      First       Fourth      Third       Second      First
                                     Quarter     Quarter     Quarter     Quarter     Quarter
                                    ----------  ----------  ----------  ----------  ----------
Interest income                    $  352,586  $  358,701  $  362,509  $  358,747  $  354,087
Interest expense                     (179,769)   (184,712)   (193,042)   (190,734)   (189,486)
                                    ----------  ----------  ----------  ----------  ----------
Net interest income                   172,817     173,989     169,467     168,013     164,601

Provision for loan and lease losses    (4,873)    (12,588)     (4,769)     (4,868)     (4,865)

Total net securities gains              1,510      12,521       3,568       8,031       6,663

Other income                          193,850     196,317     180,133     176,471     172,629

Other expense                        (234,295)   (242,086)   (225,786)   (227,629)   (221,154)
                                    ----------  ----------  ----------  ----------  ----------
Income before taxes                   129,009     128,153     122,613     120,018     117,874

Income tax provision                  (43,478)    (44,683)    (42,458)    (41,558)    (42,368)
                                    ----------  ----------  ----------  ----------  ----------
Operating income                   $   85,531  $   83,470  $   80,155  $   78,460  $   75,506
                                    ==========  ==========  ==========  ==========  ==========
Cash operating income              $   94,372  $   88,679  $   85,354  $   83,666  $   80,885
                                    ==========  ==========  ==========  ==========  ==========
Per Common Share
  Operating income
    Basic                          $     0.79  $     0.77  $     0.74  $     0.73  $     0.70
    Diluted                              0.75        0.72        0.70        0.68        0.66
  Cash Operating income
    Basic                          $     0.88  $     0.82  $     0.79  $     0.77  $     0.75
    Diluted                              0.82        0.77        0.74        0.73        0.70
  Dividends                              0.22        0.22        0.22        0.22        0.20

Return on Average Equity
  Operating income                      15.55 %     14.96 %     14.76 %     14.96 %     14.87 %
  Cash Operating income                 19.78       18.35       18.26       18.66       18.66

          SUMMARY CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS
          ----------------------------------------------------------
                      AS A PERCENT OF AVERAGE TOTAL ASSETS
                      ------------------------------------

                                       1999                        1998
                                    ----------  ----------------------------------------------
                                      First       Fourth      Third       Second      First
                                     Quarter     Quarter     Quarter     Quarter     Quarter
                                    ----------  ----------  ----------  ----------  ----------
Interest income (FTE)                    6.75 %      6.81 %      7.01 %      7.10 %      7.19 %
Interest expense                        (3.38)      (3.44)      (3.67)      (3.71)      (3.78)
                                    ----------  ----------  ----------  ----------  ----------
Net interest income                      3.37        3.37        3.34        3.39        3.41

Provision for loan and lease losses     (0.09)      (0.23)      (0.09)      (0.09)      (0.10)

Total net securities gains               0.03        0.23        0.07        0.16        0.13

Other income                             3.64        3.65        3.42        3.44        3.44

Other expense                           (4.40)      (4.50)      (4.29)      (4.44)      (4.40)
                                    ----------  ----------  ----------  ----------  ----------
Income before taxes                      2.55        2.52        2.45        2.46        2.48

Income tax provision                    (0.94)      (0.97)      (0.93)      (0.93)      (0.97)
                                    ----------  ----------  ----------  ----------  ----------
Return on average assets
  based on operating income              1.61 %      1.55 %      1.52 %      1.53 %      1.51 %
                                    ==========  ==========  ==========  ==========  ==========
Return on tangible
  average assets based on
  cash operating income                  1.80 %      1.67 %      1.64 %      1.65 %      1.64 %
                                    ==========  ==========  ==========  ==========  ==========

The increase in earnings in the first quarter of 1999 compared to the same period last year is due to an increase in net interest income which was driven by loan growth and favorable shifts in the mix of funding sources, noninterest revenue growth particularly from nonbank subsidiaries and slower expense growth which was offset, in part, by a decrease in securities gains which is all discussed in further detail on the following pages.


                            NET INTEREST INCOME
                            -------------------
Net interest income for the first quarter of 1999 amounted to $172.8 million, an increase of $8.2 million or 5.0% from the $164.6 million reported for the first quarter of 1998. Net interest income arising from the increase in the volume of average earning assets was offset by the decline in yield on earning assets. The decrease in the rate of interest bearing liabilities due to the decline in rates generally and the favorable shift in funding sources, reduced interest expense by approximately $20.5 million, however, the increase in the volume of average interest bearing liabilities contributed approximately $10.8 million of increase to interest expense.

Compared to the fourth quarter of 1998, net interest income declined approximately $1.2 million. Average earning assets and net interest income in the first quarter of 1999 declined, in part, due to the effect of the acquisition of approximately $400 million of bank-owned life insurance in late December, 1998.

Average earning assets in the first quarter of 1999 were relatively unchanged from the fourth quarter of 1998 but increased $855.7 million or 4.6% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), grew approximately $658.4 million or 4.7% compared to the first quarter of last year. Average securities, excluding securitized ARMs, increased $187.0 million for the three months ended March 31, 1999 compared with the same period in the prior year while other earning assets were relatively unchanged.

Average interest bearing liabilities increased $937.9 million or 6.1% in the first quarter of 1999 compared to the same period in 1998. Since the first quarter of 1998, average interest bearing deposits increased $653.5 million or 5.4% while average total borrowings increased $284.4 million.

Average noninterest bearing deposits increased $175.8 million or 7.3% in the current quarter compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

Consolidated Average Loans, Leases and Securitized ARMs
-------------------------------------------------------
                                   1999                  1998                    Growth Pct.
                                  -------  ---------------------------------- -----------------
                                   First   Fourth    Third   Second    First             Prior
                                  Quarter  Quarter  Quarter  Quarter  Quarter  Annual   Quarter
                                  -------  -------  -------  -------  ------- -------   -------
Commercial                      $  4,133 $  4,021 $  3,857 $  3,711 $  3,400    21.5 %     2.8 %

Real Estate
  Construction
    Commercial                       305      309      284      278      274    11.2      (1.4)
    Residential                      107      115      120      131      174   (38.4)     (6.8)
                                  -------  -------  -------  -------  ------- -------   -------
  Total Construction                 412      424      404      409      448    (8.1)     (2.9)

  Commercial Mortgages             3,717    3,616    3,544    3,543    3,476     6.9       2.8

  Residential
    Residential mortgages          2,333    2,423    2,410    2,540    2,626   (11.2)     (3.7)
    Home equity loans and lines    1,694    1,609    1,505    1,439    1,455    16.4       5.3
    Securitized ARM loans            649      792      933      929    1,025   (36.7)    (18.1)
                                  -------  -------  -------  -------  ------- -------   -------
  Total Residential                4,676    4,824    4,848    4,908    5,106    (8.4)     (3.1)
                                  -------  -------  -------  -------  ------- -------   -------
Total Real Estate                  8,805    8,864    8,796    8,860    9,030    (2.5)     (0.7)

Personal
  Student                            264      259      259      274      284    (6.9)      2.0
  Credit card                        137      137      133      127      129     6.8       0.1
  Other                              753      770      762      750      733     2.7      (2.2)
                                  -------  -------  -------  -------  ------- -------   -------
Total Personal                     1,154    1,166    1,154    1,151    1,146     0.8      (1.0)

Lease financing
  Commercial                         335      330      331      335      322     4.0       1.5
  Personal                           293      251      211      184      163    79.9      16.5
                                  -------  -------  -------  -------  ------- -------   -------
Total Lease Financing                628      581      542      519      485    29.5       7.9
                                  -------  -------  -------  -------  ------- -------   -------
Total Consolidated Average
  Loans, Leases and ARMs        $ 14,720 $ 14,632 $ 14,349 $ 14,241 $ 14,061     4.7 %     0.6 %
                                  =======  =======  =======  =======  ======= =======   =======

Total Consolidated Average
  Loans, Leases and ARMs
    Commercial Banking          $  8,490 $  8,276 $  8,016 $  7,867 $  7,472    13.6 %     2.6 %
    Retail Banking                 6,230    6,356    6,333    6,374    6,589    (5.4)     (2.0)
                                  -------  -------  -------  -------  ------- -------   -------
Total Consolidated Average
  Loans, Leases and ARMs        $ 14,720 $ 14,632 $ 14,349 $ 14,241 $ 14,061     4.7 %     0.6 %
                                  =======  =======  =======  =======  ======= =======   =======
Total Consolidated Average
  Loans and Leases              $ 14,071 $ 13,840 $ 13,416 $ 13,312 $ 13,036     7.9 %     1.7 %
                                  =======  =======  =======  =======  ======= =======   =======

Compared with the first quarter of 1998, total consolidated average loans, leases and securitized ARMs increased $659 million or 4.7%. Loan growth was primarily attributable to commercial banking. Total loan growth in commercial banking amounted $1.0 billion or 13.6% and was driven by commercial loan growth of $733 million and commercial real estate loan growth of $241 million. Retail Banking loan growth of $239 million in home equity loans and lines and $129 million in lease financing receivables were offset by a decline in residential real estate loans and securitized ARMs of $669 million. The decrease in residential real estate loans and securitized ARMs reflects the effect of increased prepayments associated with customer refinancings to fixed rate loans throughout 1998 and early 1999 due to the interest rate environment. Generally, the Corporation sells fixed rate residential real estate loans in the secondary market. One to four family residential real estate loans sold to investors amounted to $530 million in the first quarter of 1999 compared to $520 million in the first quarter of 1998 and $2.2 billion in all of 1998.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                 1999                 1998                Growth Pct.
                                -------  ------------------------------- --------------
                                 First    Fourth  Third   Second  First          Prior
                                Quarter  Quarter Quarter Quarter Quarter Annual Quarter
                                -------  ------- ------- ------- ------- ------ -------
 Noninterest bearing deposits
   Commercial                  $ 1,655  $ 1,779 $ 1,670 $ 1,599 $ 1,562    6.0 % (7.0)%
   Personal                        549      529     507     512     487   12.5    3.8
   Other                           364      401     407     383     343    6.2   (9.2)
                                -------  ------- ------- ------- ------- ------ ------
 Total noninterest
   bearing deposits              2,568    2,709   2,584   2,494   2,392    7.3   (5.2)

 Interest bearing deposits
   Savings & NOW                 2,082    2,118   2,152   2,160   2,131   (2.3)  (1.7)
   Money market                  4,697    4,474   4,233   4,021   3,805   23.5    5.0
   Other CDs & time deposits     4,422    4,303   4,231   4,397   4,626   (4.4)   2.8
   CDs greater than $100,000       762      780     810     844     834   (8.6)  (2.3)
   Brokered CDs                    755      755     779     720     669   12.8    0.0
                                -------  ------- ------- ------- ------- ------ ------
 Total interest
   bearing deposits             12,718   12,430  12,205  12,142  12,065    5.4    2.3
                                -------  ------- ------- ------- ------- ------ ------
 Total consolidated
   average deposits            $15,286  $15,139 $14,789 $14,636 $14,457    5.7 %  1.0 %
                                =======  ======= ======= ======= ======= ====== ======

Compared with the first quarter of 1998, average deposit growth amounted to $829 million or 5.7%. Money market, which exhibited the largest growth, along with noninterest bearing deposits and brokered CDs accounted for approximately $1,154 million of the growth in average deposits. Partially, offsetting this growth were declines in CDs and time deposits of $276 million. This shift in deposit mix from CDs to other transaction accounts had a positive impact on the net interest income in the first quarter of 1999 compared to the same period in the prior year.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and prior year first quarter are presented in the following table. Securitized ARM loans that are classified in the balance sheet as investment securities available for sale are included with loans to provide a more meaningful comparison ($ in millions):

                                 Three Months Ended             Three Months Ended
                                    March 31, 1999                 March 31, 1998
                             ----------------------------   ----------------------------
                                                 Average                        Average
                              Average            Yield or    Average            Yield or
                              Balance   Interest Cost (b)    Balance   Interest Cost (b)
                             ---------- -------- --------   ---------- -------- --------
 Loans and leases (a)       $ 14,719.6 $  284.4     7.84 % $ 14,061.2 $  284.7     8.23 %

 Investment securities:
   Taxable                     3,443.2     52.4     6.24      3,352.6     54.7     6.70
   Tax Exempt (a)              1,128.9     19.9     7.26      1,032.5     17.9     7.19

 Other short-term
  investments (a)                222.7      2.6     4.81        212.4      2.9     5.04
                             ---------- -------- --------   ---------- -------- --------
 Total interest
  earning assets            $ 19,514.4 $  359.3     7.50 % $ 18,658.7 $  360.2     7.86 %
                             ========== ======== ========   ========== ======== ========

 Money market savings       $  4,697.3 $   47.7     4.12 % $  3,804.8 $   42.4     4.52 %
 Regular savings & NOW         2,081.9      8.6     1.68      2,131.1     11.4     2.18
 Other CDs & time
  deposits                     4,422.1     56.9     5.22      4,626.2     65.8     5.77
 CDs greater than
  $100 & Brokered CDs          1,517.2     20.5     5.47      1,502.9     22.1     5.96
                             ---------- -------- --------   ---------- -------- --------
 Total interest
  bearing deposits            12,718.5    133.7     4.26     12,065.0    141.7     4.76

 Short-term borrowings         2,569.1     30.3     4.78      2,262.8     30.8     5.52
 Long-term borrowings          1,028.6     15.8     6.24      1,050.5     17.0     6.56
                             ---------- -------- --------   ---------- -------- --------
 Total interest
  bearing liabilities       $ 16,316.2 $  179.8     4.47 % $ 15,378.3 $  189.5     5.00 %
                             ========== ======== ========   ========== ======== ========
 Net interest margin (FTE)
  as a percent of average
  earning assets                       $  179.5     3.75 %            $  170.7     3.73 %
                                        ======== ========              ======== ========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets decreased 36 basis points since the first quarter of 1998. This decline in yield reflects the run-off experienced throughout 1998 of higher yielding loans and investment securities which was offset by a slowing in the first quarter of 1999 of accelerated amortization of purchase accounting premiums assigned to acquired loans and investment securities due to prepayments and refinancings. Excluding accelerated amortization of purchase accounting adjustments, the yield on earning assets was 7.51% in the current quarter compared to 7.92% in the first quarter of the prior year. The yield on loans and securitized ARMs, the largest earning asset, declined 39 basis points which had a negative impact on net interest income of approximately $13.8 million compared with the first quarter of 1998. Net interest income may continue to be adversely affected if recent prepayment experience continues. The cost of interest bearing deposits decreased 50 basis points from the same quarter of the previous year which reflects the general interest rate environment and the favorable shift in the mix of deposit types. Short-term borrowing costs decreased 74 basis points and long-term borrowing costs decreased 32 basis points, respectively, compared with the first quarter of 1998. The decrease in borrowing costs compared to the prior year first quarter reflects the refinancing of maturities at favorable rates. The increase in average borrowings reflects balance sheet growth and the effect of Treasury stock repurchases.

At March 31, 1999, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate caps and floors designated as hedges to manage the interest rate volatility associated with variable rate loans and variable rate debt. In addition, the Corporation had callable receive fixed / pay floating interest rate swaps designated as hedges to offset callable CDs.

The Corporation's position with respect to interest rate swaps and interest rate caps and floors designated as hedges at March 31, 1999 consisted of the following ($ in millions):

  Interest Rate Swaps
  -------------------
     Notional value                                   $765
     Weighted average receive rate                    6.01%
     Weighted average pay rate                        5.01%
     Weighted average remaining term (in years)       2.35
     Estimated fair value                            $5.58

  Callable Interest Rate Swaps
  ----------------------------
     Notional value                                   $257
     Weighted average receive rate                    6.09%
     Weighted average pay rate                        4.85%
     Weighted average remaining term (in years)       8.19
     Estimated fair value                           ($2.12)

  Interest Rate Caps/Floors
  -------------------------
     Notional value                                    $50
     Strike rate                                      5.63%
     Index                                            5.03%
     Weighted average remaining term (in years)       1.63
     Estimated fair value                            $0.19
     Unamortized premium                             $0.19

For the three months ended March 31, 1999, the effect on net interest income resulting from the swaps, net of cap and floor premium amortization, was a positive $2.3 million compared with a positive $1.0 million in the same period in 1998.


            PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
            ------------------------------------------------------
At March 31, 1999, nonperforming assets were $134.0 million compared to $118.7 million at December 31, 1998 and $91.3 million at March 31, 1998. Nonaccrual loans and leases, the largest component of nonperforming assets, increased $15.3 million since year-end 1998 and was primarily due to increases in nonaccrual commercial and commercial real estate loans. Other real estate owned increased $0.5 million while renegotiated loans and leases and loans and leases past due 90 days or more decreased $0.1 million and $0.4 million, respectively, since December 31, 1998.

Net charge-offs in the first quarter of 1999 amounted to $1.3 million or .04% of average loans and leases compared to net charge-offs of $5.2 million or .15% of average loans and leases in the fourth quarter of 1998 and net recoveries of $2.0 million in the first quarter of 1998. Personal loans accounted for the majority of charge-off activity in the first quarter of 1999.

The allowance for loan and lease losses amounted to $229.7 million or 1.61% of total loans and leases at March 31, 1999 compared to $226.1 million or 1.62% at December 31, 1998 and $215.5 million or 1.63% at March 31, 1998. The coverage ratio of the allowance for loan and lease losses to nonperforming loans and leases was 184% at March 31, 1999 compared with 206% at December 31, 1998 and 270% at March 31, 1998.

The provision for loan and lease losses of $4.9 million in the first quarter of 1999 was unchanged compared to the first quarter of 1998.

                             NONPERFORMING ASSETS
                             --------------------
                                   ($000's)

                                           1999                      1998
                                         ---------  ---------------------------------------
                                           First      Fourth    Third     Second    First
                                          Quarter    Quarter   Quarter   Quarter   Quarter
                                         ---------  --------- --------- --------- ---------
 Nonaccrual                             $ 116,632  $ 101,346 $  79,645 $  79,594 $  71,399

 Renegotiated                                 878        978     1,129     1,192     1,241

 Past due 90 days or more                   7,275      7,631     7,249     6,809     7,117
                                         ---------  --------- --------- --------- ---------
 Total nonperforming loans and leases     124,785    109,955    88,023    87,595    79,757

 Other real estate owned                    9,245      8,751    12,212    10,807    11,504
                                         ---------  --------- --------- --------- ---------
 Total nonperforming assets             $ 134,030  $ 118,706 $ 100,235 $  98,402 $  91,261
                                         =========  ========= ========= ========= =========

 Allowance for loan and lease losses    $ 229,669  $ 226,052 $ 218,706 $ 216,014 $ 215,481
                                         =========  ========= ========= ========= =========

                           CONSOLIDATED STATISTICS
                           -----------------------

 Net Charge-offs (Recoveries) to
   average loans and leases annualized       0.04 %     0.15 %    0.06 %    0.13 %   (0.06)%
 Total nonperforming loans and leases
   to total loans and leases                 0.88       0.79      0.64      0.65      0.61
 Total nonperforming assets to
   total loans and leases and
   other real estate owned                   0.94       0.85      0.73      0.73      0.69
 Allowance for loan and lease losses
   to total loans and leases                 1.61       1.62      1.59      1.61      1.63
 Allowance for loan and lease losses
   to nonperforming loans and leases          184        206       248       247       270

                          NONACCRUAL LOANS AND LEASES BY TYPE
                          -----------------------------------
                                         ($000's)

                                           1999                    1998
                                         ---------  ---------------------------------------
                                           First      Fourth    Third     Second    First
                                          Quarter    Quarter   Quarter   Quarter   Quarter
                                         ---------  --------- --------- --------- ---------
 Commercial
   Commercial, financial &
     agricultural                       $  51,472  $  39,131 $  14,506 $  19,322 $  16,659
   Lease financing receivables              3,046      2,895     2,812     2,171     2,648
                                         ---------  --------- --------- --------- ---------
 Total commercial                          54,518     42,026    17,318    21,493    19,307

 Real estate
   Construction & land development          1,498      1,952     2,901     2,032     2,152
   Commercial mortgage                     24,865     21,586    22,244    21,967    17,472
   Residential mortgage                    33,517     33,117    34,797    31,424    29,327
                                         ---------  --------- --------- --------- ---------
 Total real estate                         59,880     56,655    59,942    55,423    48,951

 Personal                                   2,234      2,665     2,385     2,678     3,141
                                         ---------  --------- --------- --------- ---------
 Total nonaccrual loans and leases      $ 116,632  $ 101,346 $  79,645 $  79,594 $  71,399
                                         =========  ========= ========= ========= =========

                  RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
                  -----------------------------------------------------
                                         ($000's)

                                           1999                    1998
                                         ---------  ---------------------------------------
                                           First      Fourth    Third     Second    First
                                          Quarter    Quarter   Quarter   Quarter   Quarter
                                         ---------  --------- --------- --------- ---------
 Beginning balance                      $ 226,052  $ 218,706 $ 216,014 $ 215,481 $ 208,651

 Provision for loan and lease losses        4,873     12,588     4,769     4,868     4,865

 Loans and leases charged-off
   Commercial                                 556      1,501       510     3,237     1,153
   Real estate                              1,250      2,377     1,369       815       906
   Personal                                 1,697      1,978     1,714     1,768     2,426
   Leases                                     196        701       131       194       165
                                         ---------  --------- --------- --------- ---------
 Total charge-offs                          3,699      6,557     3,724     6,014     4,650

 Recoveries on loans and leases
   Commercial                                 973        357       274       373     5,704
   Real estate                                561        285       717       385       146
   Personal                                   704        653       633       644       760
   Leases                                     205         20        23       277         5
                                         ---------  --------- --------- --------- ---------
 Total Recoveries                           2,443      1,315     1,647     1,679     6,615
                                         ---------  --------- --------- --------- ---------
 Net loans and leases
   charge-offs (recoveries)                 1,256      5,242     2,077     4,335    (1,965)
                                         ---------  --------- --------- --------- ---------
 Ending balance                         $ 229,669  $ 226,052 $ 218,706 $ 216,014 $ 215,481
                                         =========  ========= ========= ========= =========

                                 OTHER INCOME
                                 ------------
Total other income in the first quarter of 1999 amounted to $195.4 million, an increase of $16.1 million or 9.0%, compared to $179.3 million in the same period last year.

Data processing revenue increased $12.6 million or 13.0% from $96.8 million in the first quarter of 1998 to $109.4 million in the current quarter. Processing and conversion revenue increased $13.2 million or 18.8%. Software and consulting revenue decreased $0.8 million and $1.2 million, respectively. Buyout fees increased $1.4 million. Compared to the fourth quarter of 1998, revenue from data processing services decreased $5.1 million, which was largely due to the $4.8 million decrease in buyout fees which can vary from period to period. Revenue growth levels in 1999 may be below historical patterns due to the loss of a significant customer because of an acquisition and general reluctance of potential customers to change their information processing or application systems with year 2000 rapidly approaching.

Trust services revenue amounted to $23.9 million in the first quarter of 1999, an increase of $2.4 million or 11.2% compared to $21.5 million in the first quarter of 1998.

Other customer services revenue amounted to $38.5 million in the first quarter of 1999 compared with $38.2 million in the first quarter of 1998. Service charges on deposits increased $1.4 million, other commissions and fees increased $0.4 million while loan and late fees decreased $1.5 million in the current quarter compared to like period last year.

Net equity securities gains from the Corporation's Capital Markets Group amounted to $1.5 million this quarter compared to $6.4 million in the first quarter of 1998.

All other income amounted to $22.0 million in the first quarter of 1999 compared to $16.1 million in the first quarter of 1998. Gains from the sale of residential mortgage loans, which includes the servicing rights, of $7.9 million was unchanged. Revenue from bank-owned life insurance acquired late in December, 1998, amounted to $5.4 million.


                                 OTHER EXPENSE
                                 -------------
Total other expense in the first quarter of 1999 amounted to $234.3 million compared with $221.2 million in the first quarter of 1998.

The Corporation's nonbanking businesses, especially its Data Services segment ("Data Services"), continue to be the primary contributors to operating expense growth. Data Services expense growth represents approximately 89% of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth, costs associated with acquiring and developing new products and services and maintenance activities for Year 2000.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets net equity securities gains or losses but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 1999 and 1998 and the year ended December 31, 1998 are:

                                         Three Months     Year       Three Months
                                            Ended         Ended         Ended
                                          March 31,    December 31,   March 31,
                                            1999          1998          1998
                                         ------------- ------------- -------------
  Consolidated Corporation                     62.5 %        63.2 %        63.2 %

  Consolidated Corporation
    Excluding Data Services

      Including Intangible Amortization        52.2 %        53.1 %        53.6 %

      Excluding Intangible Amortization        48.6 %        48.5 %        48.6 %

Salaries and employee benefits expense amounted to $134.1 million in the first quarter of 1999 compared to $126.4 million in the first quarter of 1998, an increase of $7.7 million or 6.1%. Salaries and employee benefits expense of Data Services increased $5.6 million which was offset by a decrease in contract programmers of $2.5 million in the current quarter compared to the same period last year. At March 31, 1999, Data Services had on average approximately 134 more full time equivalent employees when compared to March 31, 1998 which reflects increases in e-commerce and technology services. Compared to the first quarter of 1998, expense growth in the current quarter in salaries and employee benefits was 2.6% for the banking segment while all others were relatively unchanged.

Data Services expense growth accounted for approximately $3.8 million or 77% of the increase in net occupancy, equipment, software and processing expenses in the first quarter of 1999 compared to the first quarter of 1998.

Data Services also accounted for approximately $1.8 million or 72% of the increase in professional services expense which represents Year 2000 activity and new product development initiatives.

Other expense amounted to $35.9 million in the first quarter of 1999, a decrease of $2.3 million or 6.0% compared to the first quarter of 1998. Amortization expense for goodwill and other intangibles increased $4.0 million and amounted to $15.0 million in the first quarter of 1999. Advertising, promotion and development and customer related expense decreased $1.4 million. Due to accelerated prepayment activity, the Corporation reduced its recourse obligations associated with securitized ARM's by $0.8 million in the first quarter of 1999.

Other expense is also affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. During the first quarter of 1999, capitalization, net of amortization, increased $1.4 million for conversions and $2.5 million for software development, respectively, which decreased other expenses by $3.9 million compared to the first quarter of 1998.


                                INCOME TAXES
                                ------------
The provision for income taxes for the three months ended March 31, 1999 amounted to $43.5 million or 33.7% of pre-tax income compared to $42.4 million or 35.9% of pre-tax income for the three months ended March 31, 1998. The change in the effective tax is primarily due to the increase in tax-exempt income.


                              CAPITAL RESOURCES
                              -----------------
Shareholders' equity was $2.18 billion at March 31, 1999 compared to $2.24 billion at December 31, 1998 and $2.07 billion at March 31, 1998.

The Company has net unrealized gains on securities available for sale at March 31, 1999 of $40.6 million, a decrease of $17.5 million compared to December 31, 1998.

During the first quarter of 1999, M&I repurchased 2.03 million shares of its Common Stock under the authorization by the Board of Directors to repurchase up to 6.0 million common shares annually. The aggregate cost of the shares repurchased was $116.5 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                             ($ in millions)

                                   March 31, 1999                  December 31, 1998
                             -----------------------------   -----------------------------
                                 Amount          Ratio           Amount          Ratio
                             --------------- -------------   --------------- -------------
Tier 1 Capital              $         2,024         12.37 % $         2,060         12.78 %
Tier 1 Capital
  Minimum Requirement                   655          4.00               645          4.00
                             --------------- -------------   --------------- -------------
Excess                      $         1,369          8.37 % $         1,415          8.78 %
                             =============== =============   =============== =============

Total Capital               $         2,309         14.11 % $         2,342         14.53 %
Total Capital
   Minimum Requirement                1,309          8.00             1,290          8.00
                             --------------- -------------   --------------- -------------
Excess                      $         1,000          6.11 % $         1,052          6.53 %
                             =============== =============   =============== =============

Risk-Adjusted Assets        $        16,367                 $        16,121
                             ===============                 ===============

                             LEVERAGE RATIOS
                             ---------------
                             ($ in millions)

                                   March 31, 1999                  December 31, 1998
                             -----------------------------   -----------------------------
                                 Amount          Ratio           Amount          Ratio
                             --------------- -------------   --------------- -------------
Tier 1 Capital              $         2,024          9.55 % $         2,060          9.86 %
Minimum Leverage
  Requirement                   636 - 1,060   3.00 - 5.00       627 - 1,045   3.00 - 5.00
                             --------------- -------------   --------------- -------------
Excess                      $ 1,388 -   964   6.55 - 4.55 % $ 1,433 - 1,015   6.86 - 4.86 %
                             =============== =============   =============== =============

Adjusted Average
  Total Assets              $        21,200                 $        20,896
                             ===============                 ===============


YEAR 2000 Update
----------------
The following is an update of the state of readiness, contingency plans and estimated costs for addressing year 2000. This update should be read in conjunction with the discussion on Year 2000 contained in the Corporation's 1998 Annual Report on Form 10-K. For purposes of this discussion, the summary has been segregated between Data Services and the remainder of the Corporation and Subsidiaries.

                                DATA SERVICES
                                -------------
As previously reported, in September and October of 1998 the service bureau core application systems were converted and are now running on year 2000 compliant software. "19xx" testing and system verification was completed by a selected group of customers. In February, 1999, Data Services completed the internal phase of "20xx" testing and in March, 1999, customer proxy testing was completed. Customers were involved in the development of the test scope which included development of test plans, test scripts and related infrastructure environment guidelines. Approximately 58 financial institution customers participated in the testing. M&I's banking affiliates were participants in both of these testing phases. In addition, the process was reviewed and monitored by an independent third party to help ensure; (1) the test plans and cases were developed based on customer input; (2) the tests were executed and validated by customers; (3) the tests were conducted using Year 2000 renovated software; (4) test results were documented and reviewed to determine their reliability and;
(5) a representative cross section of customers participated in the tests. All issues which emerged from the tests have been satisfactorily resolved. Data Services will continue testing to ensure other modifications and enhancements implemented prior to Year 2000 are compliant. Because Data Services is in a technology business, it is heavily reliant on software and hardware products. Data Services is continuing to validate year 2000 compliance for all third-party software and computer hardware including mainframe, open systems, network and desktop equipment and is validating the risks and state of readiness for year 2000 with respect to recently acquired businesses.

With this critical phase of the year 2000 project substantially complete, Data Services focus will be on assessing its physical infrastructure, perform ongoing testing and continue work on contingency strategies. Of the approximately 600 identified areas/ products, Data Services has documented contingency plans for 98%, documented contingency test plans for 96% and executed 70% of the test plans as of March 31, 1999.

Future data processing revenue is critically dependent upon successfully implementing the necessary changes to ensure year 2000 compliance.


               CORPORATION AND SUBSIDIARIES (Excluding Data Services)
               ------------------------------------------------------
Designated "Mission Critical" software has been renovated and validated.

The risk assessment phase of assessing vendor readiness and testing hardware has been completed. Certification of "Non-Mission Critical" hardware, software, office machines and building systems is underway and is anticipated to be completed in the second quarter of 1999.

The risk assessment for customer readiness has been completed. Customers who have been assigned a moderate or high risk factor are being monitored on an ongoing basis.

Although M&I has had contingency plans (disaster recovery) in place covering major business disruptions like power outages and communications or computer system failures for some time, in January 1998, the Corporation began to revise these plans to specifically include year 2000 issues. As a part of this process the Corporation has identified a list of "most reasonably likely worst case scenarios" and action plans to minimize business disruption if they were to occur. The major scenarios identified take into account the Corporation's dependency on utilities, government and customer behavior over which it has very limited control. Reviews have been made of the year 2000 programs and contingency plans for the Federal Reserve and major utilities. Periodic updates of their progress in following their year 2000 readiness timetables are being made. Contingency plan revisions are expected to be completed in the second quarter and testing of contingency plans is expected to begin in the third quarter of 1999

                            YEAR 2000 RELATED COSTS
                            -----------------------
The majority of Data Services' contracts do not provide for additional reimbursement over and above the previously contracted maintenance amounts. The current estimate of the Corporation's total net direct cost for the year 2000 effort is approximately $45 million with Data Services representing approximately 90% of that amount. The current estimate represents an increase of approximately $5 million since year-end 1998. Approximately $28.4 million has been expensed through March 31, 1999. The cost for the three months ended March 31, 1999 and 1998 were $3.1 million and $2.5 million, respectively. Replacement equipment and software are being capitalized or expensed in accordance with the Corporation's normal accounting policies. Write-offs of the net book value of equipment or software that is not Year 2000 compliant is included in the above estimates.


Recent Developments
-------------------
On April 1, 1999, the Corporation, through its Data Services Division, completed the purchase acquisition of the assets, operational processes and customer relationships of the Electronic Banking Services business unit of ADP for approximately $70 million in cash. The acquired software products and outsourcing solutions are designed to provide businesses with access to their banking information and transactions through a spectrum of delivery methods including an internet web browser, a direct PC connection or telephone.


                        Forward-Looking Statements
                        --------------------------
This Management's Discussion and Analysis of Financial Position contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding M&I's risks, state of readiness, contingency plans and estimated costs for addressing Year 2000 issues. Forward-looking statements are subject to significant risks and uncertainties and M&I's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in such forward-looking statements include, but are not limited to: (1) unanticipated problems or delays encountered in making information systems Year 2000 compliant, (2) higher than anticipated costs in attaining Year 2000 compliance, (3) unanticipated litigation or other disputes with customers, suppliers or others involving Year 2000 issues, (4) erroneous certifications from third parties as to Year 2000 compliance, and (5) those factors set under "Forward-Looking Statements" in Part I of M&I's Annual Report on Form 10-K for the year ended December 31, 1998 which are incorporated herein by reference.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Corporation's Annual Report on Form 10K for the year ended December 31, 1998. For additional information on the Corporation's derivative financial instruments, see Management's Discussion and Analysis of Financial Position and Results of Operations.

                            Interest Rate Risk
                            ------------------
The Corporation's consolidated static gap position as of March 31, 1999 has not materially changed since December 31, 1998.

Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical +/- 100 basis point parallel rate shock is accomplished through the use of simulation modeling. The following table illustrates these amounts as of March 31, 1999, and December 31, 1998, which are within the limits established by the Corporation:

                                          Impact to Pretax Income
                                        -----------------------------
Hypothetical Change in Interest Rate    March 31, 1999  December 31,
------------------------------------    --------------  -------------
  100 basis point Shock Up                   (11.8) %         (8.6)%

  100 basis point Shock Down                   9.2  %          5.9 %

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

Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environments. This technique involves determining the present value of all contractual asset and liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. The fair value of equity at risk is less than 4.0% of the market value of the Corporation as of March 31, 1999.

In September 1998, the Corporation began acting as an intermediary for swap agreements on behalf of its customers. These are derivative financial instruments and are matched off by the Corporation to eliminate exposure to market risk. Interest rate swaps held for trading included $30 million in notional amount of receive fixed and $30 million in notional amount of pay fixed at March 31, 1999.

                            PART II - OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds
---------------------------------------------------

     As of March 31, 1999, Northwestern Mutual Life Insurance Company ("NML") beneficially owned 8,665,374 shares of the Registrant's common stock (the "Common Stock"). NML's ownership consists of 988,188 shares of Common Stock and 685,314 shares of the Registrant's Preferred Stock. The Preferred Stock is convertible into 7,677,185 shares of Common Stock. This information is based on Amendment No. 10 to Schedule 13G filed by NML on February 10, 1998. The Investment Agreement between the Registrant and NML pursuant to which NML originally invested in the Registrant's securities has expired. Therefore, certain rights and restrictions relating to NML's ownership of the Registrant's securities have expired, including the right to exchange shares of Common Stock for shares of Preferred Stock, the right to purchase up to 24.9% of the Common Stock on a fully diluted basis, and the right to require the Company to repurchase its stock at not less than prescribed prices after a "change-in-control" or upon the occurrence of a "business combination." However, NML is subject to the limitations set forth in the December 27, 1985 letter to NML from the Board of Governors of the Federal Reserve Board, including limitations as to NML's voting power, dispositive power, and aggregate amount beneficially owned.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

  A. Exhibits:

     Exhibit 11   - Statements - Computation of Earnings Per Share
                    Incorporated by Reference to NOTE 3 of Notes to Financial Statements contained in Item 1-Financial Statements (unaudited) of Part 1-Financial Information herein.

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


May 14, 1999