Form 10-Q
period 1999-06-30
MARSHALL & ILSLEY CORP/WI/
filed 1999-08-13
CIK 62741

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999
                --------------------------------------------
                                       OR

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

                     Yes   [X]                    No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                        July 31, 1999
            -----                                       --------------
Common Stock, $1.00 Par Value                             103,137,325

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                                     June 30,    December 31,    June 30,
Assets                                                 1999          1998          1998
------                                            -----------------------------------------
Cash and cash equivalents:
  Cash and due from banks                       $     665,870 $     760,405 $     726,772
  Federal funds sold and
    security resale agreements                         87,713        34,616        76,812
  Money market funds                                   49,832       111,717        54,459
                                                  ------------  ------------  ------------
Total cash and cash equivalents                       803,415       906,738       858,043

Investment securities:
  Trading securities, at market value                  33,409        34,046        46,389
  Short-term investments, at cost which
    approximates market value                          31,157        51,971        53,259
  Available for sale at market value                4,353,137     4,049,421     4,573,344
  Held to maturity at amortized cost,
    market value $1,181,325 ($1,095,048
    December 31, and $1,055,306 June 30, 1998)      1,179,310     1,056,233     1,031,812
                                                  ------------  ------------  ------------
Total investment securities                         5,597,013     5,191,671     5,704,804

Loans and leases                                   14,899,052    13,996,166    13,402,285
  Less: Allowance for loan and lease losses           225,277       226,052       216,014
                                                  ------------  ------------  ------------
Net loans and leases                               14,673,775    13,770,114    13,186,271

Premises and equipment                                358,402       360,345       356,579
Intangible assets                                     370,647       335,533       348,150
Accrued interest and other assets                     989,247     1,001,892       529,360
                                                  ------------  ------------  ------------
Total Assets                                    $  22,792,499 $  21,566,293 $  20,983,207
                                                  ============  ============  ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                           $   2,708,405 $   2,929,195 $   2,774,190
  Interest bearing                                 13,189,064    12,990,724    11,833,028
                                                  ------------  ------------  ------------
Total deposits                                     15,897,469    15,919,919    14,607,218
Funds purchased and security
  repurchase agreements                             2,331,164     1,712,165     1,257,335
Other short-term borrowings                           894,082       365,120     1,656,626
Accrued expenses and other liabilities                557,518       530,828       455,786
Long-term borrowings                                  976,093       794,482       890,826
                                                  ------------  ------------  ------------
Total liabilities                                  20,656,326    19,322,514    18,867,791

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 685,314 shares issued                685           685           685
  Common stock, $1.00 par value; 112,757,546
    shares issued                                     112,757       112,757       112,757
  Additional paid-in capital                          613,192       621,795       611,931
  Retained earnings                                 1,785,500     1,664,123     1,550,516
  Net unrealized gains on securities
    available for sale, net of related taxes           14,757        58,102        43,730
  Less: Treasury common stock, at cost;
          9,259,433 shares (6,654,170 December 31,
          and 6,816,459 June 30, 1998)                371,218       194,046       196,707
        Deferred compensation                          19,500        19,637         7,496
                                                  ------------  ------------  ------------
Total shareholders' equity                          2,136,173     2,243,779     2,115,416
                                                  ------------  ------------  ------------
Total Liabilities and
  Shareholders' Equity                          $  22,792,499 $  21,566,293 $  20,983,207
                                                  ============  ============  ============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                          Three Months Ended June 30,
                                          ---------------------------
Interest income                               1999          1998
---------------                           --------------------------
  Loans and leases                      $     279,541 $     272,551
  Investment securities:
    Taxable                                    68,272        70,193
    Exempt from Federal income taxes           14,217        12,865
  Trading securities                              381           539
  Short-term investments                        2,291         2,599
                                          ------------  ------------
Total interest income                         364,702       358,747

Interest expense
----------------
  Deposits                                    136,936       142,343
  Short-term borrowings                        34,528        31,911
  Long-term borrowings                         15,496        16,480
                                          ------------  ------------
Total interest expense                        186,960       190,734
                                          ------------  ------------
Net interest income                           177,742       168,013
Provision for loan and lease losses             4,811         4,868
                                          ------------  ------------
Net interest income after
  provision for loan and lease losses         172,931       163,145

Other income
------------
  Data processing services
    Processing                                 62,991        56,458
    Software and consulting                    17,834        23,143
    E-commerce                                 36,813        19,487
                                          ------------  ------------
  Total data processing services              117,638        99,088
  Internet banking                                553            --
  Trust services                               25,059        22,043
  Service charges on deposits                  17,019        15,230
  Mortgage banking                              7,453        12,381
  Capital Markets revenue                       2,146         6,208
  Net investment securities gains                 355         1,912
  Other                                        38,242        27,640
                                          ------------  ------------
Total other income                            208,465       184,502

Other expense
-------------
  Salaries and employee benefits              149,666       129,555
  Net occupancy                                12,253        10,715
  Equipment                                    26,906        25,195
  Software expenses                             6,786         4,869
  Processing charges                            7,501         5,872
  Supplies and printing                         5,182         4,820
  Professional services                         7,320         5,718
  Amortization of intangibles                   8,502        10,610
  Merger/Restructuring                             --        23,373
  Other                                        23,767        30,275
                                          ------------  ------------
Total other expense                           247,883       251,002
                                          ------------  ------------
Income before income taxes                    133,513        96,645
Provision for income taxes                     45,995        34,453
                                          ------------  ------------
Net income                              $      87,518 $      62,192
                                          ============  ============
Net income per common share
---------------------------
  Basic                                 $        0.82 $        0.57
  Diluted                                        0.77          0.54

Dividends paid per common share         $        0.24 $        0.22

Weighted average common shares outstanding:
  Basic                                       104,123       105,790
  Diluted                                     113,544       115,278

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                           Six Months Ended June 30,
                                          --------------------------
Interest income                               1999          1998
---------------                           --------------------------
  Loans and leases                      $     551,518 $     537,375
  Investment securities:
    Taxable                                   132,572       144,270
    Exempt from Federal income taxes           27,891        25,171
  Trading securities                              780         1,027
  Short-term investments                        4,527         4,991
                                          ------------  ------------
Total interest income                         717,288       712,834

Interest expense
----------------
  Deposits                                    270,587       284,038
  Short-term borrowings                        64,810        62,721
  Long-term borrowings                         31,332        33,461
                                          ------------  ------------
Total interest expense                        366,729       380,220
                                          ------------  ------------
Net interest income                           350,559       332,614
Provision for loan and lease losses             9,684         9,733
                                          ------------  ------------
Net interest income after
  provision for loan and lease losses         340,875       322,881

Other income
------------
  Data processing services
    Processing                                126,234       112,238
    Software and consulting                    39,593        47,086
    E-commerce                                 61,205        36,602
                                          ------------  ------------
  Total data processing services              227,032       195,926
  Internet banking                              1,072            --
  Trust services                               48,931        43,507
  Service charges on deposits                  33,472        30,244
  Mortgage banking                             18,639        25,159
  Capital Markets revenue                       3,728        13,429
  Net investment securities gains                 355         2,206
  Other                                        70,596        53,323
                                          ------------  ------------
Total other income                            403,825       363,794

Other expense
-------------
  Salaries and employee benefits              283,789       255,987
  Net occupancy                                24,346        21,989
  Equipment                                    53,380        49,936
  Software expenses                            12,889        10,068
  Processing charges                           15,424        12,253
  Supplies and printing                         9,697         9,292
  Professional services                        14,533        10,259
  Amortization of intangibles                  23,527        21,610
  Merger/Restructuring                             --        23,373
  Other                                        44,593        57,389
                                          ------------  ------------
Total other expense                           482,178       472,156
                                          ------------  ------------
Income before income taxes                    262,522       214,519
Provision for income taxes                     89,473        76,821
                                          ------------  ------------
Net income                              $     173,049 $     137,698
                                          ============  ============
Net income per common share
---------------------------
  Basic                                 $        1.62 $        1.27
  Diluted                                        1.52          1.19

Dividends paid per common share         $        0.46 $        0.42

Weighted average common shares outstanding:
  Basic                                       104,791       105,612
  Diluted                                     114,150       115,238

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                             Six Months Ended June 30,
                                            --------------------------
                                                1999          1998
                                            --------------------------
Net Cash Provided by Operating Activities $     400,310 $     162,593

Cash Flows From Investing Activities:
-------------------------------------
  Net (increase)/decrease in securities with
    maturities of three months or less           21,400       (16,250)
  Proceeds from sales of securities
    available for sale                           96,494        80,194
  Proceeds from maturities of longer
    term securities                             557,615       796,949
  Purchases of longer term securities        (1,150,393)     (840,117)
  Net increase in loans                        (950,829)     (596,115)
  Purchases of assets to be leased             (207,646)     (136,771)
  Principal payments on lease receivables       143,858       114,415
  Fixed asset purchases, net                    (25,844)      (33,970)
  Acquisitions accounted for as purchases       (67,120)           --
  Other                                           7,045         9,882
                                            ------------  ------------
    Net cash used in
      investing activities                   (1,575,420)     (621,783)
                                            ------------  ------------
Cash Flows From Financing Activities:
-------------------------------------
  Net decrease in deposits                      (18,251)     (413,110)
  Proceeds from issuance of commercial paper    574,986       448,497
  Payments for maturity of commercial paper    (480,536)     (518,994)
  Net increase in other short-term
    borrowings                                1,296,246       997,320
  Proceeds from issuance of long-term debt       30,781        30,654
  Payments of long-term debt                    (93,854)      (97,655)
  Dividends paid                                (51,654)      (47,225)
  Purchases of treasury stock                  (198,163)      (12,703)
  Other                                          12,232        12,386
                                            ------------  ------------
    Net cash provided by
      financing activities                    1,071,787       399,170
                                            ------------  ------------
Net increase (decrease) in cash
  and cash equivalents                         (103,323)      (60,020)

Cash and cash equivalents,
  beginning of year                             906,738       918,063
                                            ------------  ------------
Cash and cash equivalents,
  end of period                           $     803,415 $     858,043
                                            ============  ============
Supplemental cash flow information:
-----------------------------------
  Cash paid/(received) during the period for:
    Interest                              $     378,796 $     389,166
    Income taxes                                 16,801        70,572

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                         Notes to Financial Statements

                        June 30, 1999 & 1998 (Unaudited)

 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 1998 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1998 consolidated financial statements and analyses have been reclassified to conform with the 1999 presentation.

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

 3. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                 Three Months Ended June 30, 1999
                                              --------------------------------------
                                                                              Per
                                                 Income    Average Shares    Share
                                               (Numerator)  (Denominator)    Amount
                                              --------------------------------------
     Net Income                              $     87,518
     Convertible Preferred Dividends               (1,843)
                                              ------------
     Basic Earnings Per Share
       Income Available to
         Common Shareholders                 $     85,675         104,123 $    0.82
                                                                            ========
     Effect of Dilutive Securities
       Convertible Preferred Stock                  1,843           7,677
       Stock Options and
         Restricted Stock Plans                        --           1,744
                                              ------------ ---------------
     Diluted Earnings Per Share
       Income Available to Common Shareholders
         Plus Assumed Conversions            $     87,518         113,544 $    0.77
                                                                            ========

                                                 Three Months Ended June 30, 1998
                                              --------------------------------------
                                                                              Per
                                                 Income    Average Shares    Share
                                               (Numerator)  (Denominator)    Amount
                                              --------------------------------------
     Net Income                              $     62,192
     Convertible Preferred Dividends               (1,689)
                                              ------------
     Basic Earnings Per Share
       Income Available to
         Common Shareholders                 $     60,503         105,790 $    0.57
                                                                            ========
     Effect of Dilutive Securities
       Convertible Preferred Stock                  1,689           7,677
       Stock Options and
         Restricted Stock Plans                       --            1,811
                                              ------------ ---------------
     Diluted Earnings Per Share
       Income Available to Common Shareholders
         Plus Assumed Conversions            $     62,192         115,278 $    0.54
                                                                            ========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)

                                                  Six Months Ended June 30, 1999
                                              --------------------------------------
                                                                              Per
                                                 Income    Average Shares    Share
                                               (Numerator)  (Denominator)    Amount
                                              --------------------------------------
     Net Income                              $    173,049
     Convertible Preferred Dividends               (3,532)
                                              ------------
     Basic Earnings Per Share
       Income Available to
         Common Shareholders                 $    169,517         104,791 $    1.62
                                                                            ========
     Effect of Dilutive Securities
       Convertible Preferred Stock                  3,532           7,677
       Stock Options, Restricted Stock and
         Performance Plans                             --           1,682
                                              ------------ ---------------
     Diluted Earnings Per Share
       Income Available to Common Shareholders
         Plus Assumed Conversions            $    173,049         114,150 $    1.52
                                                                            ========

                                                  Six Months Ended June 30, 1998
                                              --------------------------------------
                                                                              Per
                                                 Income    Average Shares    Share
                                               (Numerator)  (Denominator)    Amount
                                              --------------------------------------
     Net Income                              $    137,698
     Convertible Preferred Dividends               (3,224)
                                              ------------
     Basic Earnings Per Share
       Income Available to
         Common Shareholders                 $    134,474         105,612 $    1.27
                                                                            ========
     Effect of Dilutive Securities
       Convertible Preferred Stock                  3,224           7,677
       Stock Options and
         Restricted Stock Plans                        --           1,949
                                              ------------ ---------------
     Diluted Earnings Per Share
       Income Available to Common Shareholders
         Plus Assumed Conversions            $    137,698         115,238 $    1.19
                                                                            ========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)

 4. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                 June 30,    December 31,    June 30,
                                                   1999          1998          1998
                                               ----------------------------------------
     Other investment securities available for sale:
        U.S. treasury and
          government agencies                $   3,968,036 $   3,723,703 $   4,171,767
        State and political subdivisions               149           148           223
        Other                                      384,952       325,570       401,354
                                               ------------  ------------  ------------
        Other available for sale             $   4,353,137 $   4,049,421 $   4,573,344
                                               ============  ============  ============

     Investment securities held to maturity:
        U.S. treasury and
          government agencies                $          44 $          -- $          --
        State and political subdivisions         1,174,099     1,051,565     1,027,337
        Other                                        5,167         4,668         4,475
                                               ------------  ------------  ------------
        Held to maturity                     $   1,179,310 $   1,056,233 $   1,031,812
                                               ============  ============  ============


 5.  The Corporation's loan and lease portfolio consists of the following
     ($000's):

                                                 June 30,    December 31,    June 30,
                                                   1999          1998          1998
                                               ----------------------------------------
     Commercial, financial
        & agricultural                       $   4,394,154 $   4,077,837 $   3,894,203
     Real estate:
        Construction                               424,284       425,442       398,140
        Residential mortgage                     4,310,828     4,045,022     3,891,697
        Commercial mortgage                      3,847,438     3,667,924     3,518,845
                                               ------------  ------------  ------------
     Total real estate                           8,582,550     8,138,388     7,808,682
     Personal                                    1,213,936     1,166,541     1,166,381
     Lease financing                               708,412       613,400       533,019
                                               ------------  ------------  ------------
                                             $  14,899,052 $  13,996,166 $  13,402,285
                                               ============  ============  ============


 6.  The Corporation's deposit liabilities consists of the following ($000's):

                                                 June 30,    December 31,    June 30,
                                                   1999          1998          1998
                                               ----------------------------------------
     Noninterest bearing demand              $   2,708,405 $   2,929,195 $   2,774,190

     Savings and NOW                             6,764,346     6,768,523     6,210,006
     CD's $100,000 and over                      1,740,917     1,497,315     1,587,941
     Other time deposits                         3,420,091     3,544,614     3,795,610
     Foreign Deposits                            1,263,710     1,180,272       239,471
                                               ------------  ------------  ------------
                                             $  15,897,469 $  15,919,919 $  14,607,218
                                               ============  ============  ============

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)

 7.  Comprehensive Income

     The following table presents the Corporation's comprehensive income
     ($000's):

                                                    Three Months Ended
                                               ----------------------------
                                                 June 30,        June 30,
                                                   1999            1998
                                               ------------    ------------
     Net income                              $      87,518   $      62,192

     Other comprehensive income

        Unrealized gains (losses) on
        securities, net of tax:
          Arising during the period                (25,370)         (2,524)
          Reclassification for securities
            transactions included in net income       (474)         (1,989)
                                               ------------    ------------
                                                   (25,844)         (4,513)
                                               ------------    ------------
     Total comprehensive income              $      61,674   $      57,679
                                               ============    ============

                                                     Six Months Ended
                                               ----------------------------
                                                 June 30,        June 30,
                                                   1999            1998
                                               ------------    ------------
     Net income                              $     173,049   $     137,698

     Other comprehensive income

        Unrealized gains (losses) on
        securities, net of tax:
          Arising during the period                (42,536)         (6,141)
          Reclassification for securities
            transactions included in net income       (809)         (2,227)
                                               ------------    ------------
                                                   (43,345)         (8,368)
                                               ------------    ------------
     Total comprehensive income              $     129,704   $     129,330
                                               ============    ============


     Other comprehensive income as shown is net of deferred income tax benefits of $15,078 and $2,760 for the three months and $25,783 and $4,834 for the six months ended June 30, 1999 and 1998, respectively.

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)

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

                                                  Three Months Ended           Six Months Ended
                                              -------------------------    -------------------------
                                               June 30,       June 30,      June 30,       June 30,
                                                 1999           1998          1999           1998
                                              ----------     ----------    ----------     ----------
     Revenue:
       Net interest income                   $    176.6     $    163.5    $    347.6     $    326.7
       Other revenues:
         Unaffiliated customers                    48.7           42.2          93.9           81.1
         Affiliated customers                       4.1            3.9           7.7            7.0
                                              ----------     ----------    ----------     ----------
     Total revenues                               229.4          209.6         449.2          414.8

     Expenses:
       Intersegment charges                        24.9           25.2          47.3           45.7
       Other operating expense                     77.4           73.0         155.7          150.3
                                              ----------     ----------    ----------     ----------
     Total expenses                               102.3           98.2         203.0          196.0
     Provision for loan and lease losses            4.7            4.6           9.4            9.3
     Income tax expense                            39.3           35.6          75.7           71.0
                                              ----------     ----------    ----------     ----------
     Operating income                        $     83.1     $     71.2    $    161.1     $    138.5
                                              ==========     ==========    ==========     ==========
     Identifiable assets                     $ 21,591.0     $ 19,884.1    $ 21,591.0     $ 19,884.1
                                              ==========     ==========    ==========     ==========
     Return on tangible equity                     20.7 %         18.8 %        20.3 %         18.1 %
                                              ==========     ==========    ==========     ==========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)

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

                                                  Three Months Ended           Six Months Ended
                                              -------------------------    -------------------------
                                               June 30,       June 30,      June 30,       June 30,
                                                 1999           1998          1999           1998
                                              ----------     ----------    ----------     ----------
 Banking revenues:
   Commercial Banking                        $     95.3     $     92.1    $    191.9     $    186.6
   Retail Banking                                  94.5           91.6         190.4          180.1
   Investments and Other                           39.6           25.9          66.9           48.1
                                              ----------     ----------    ----------     ----------
 Total banking revenues                      $    229.4     $    209.6    $    449.2     $    414.8
                                              ==========     ==========    ==========     ==========
 Percent of total banking revenue:
   Commercial Banking                              41.5 %         43.9 %        42.7 %         45.0 %
   Retail Banking                                  41.2           43.7          42.4           43.4
   Investments and Other                           17.3           12.4          14.9           11.6
                                              ----------     ----------    ----------     ----------
 Total banking revenues                           100.0 %        100.0 %       100.0 %        100.0 %
                                              ==========     ==========    ==========     ==========
 Operating banking income
   Commercial Banking                        $     39.0     $     37.1    $     78.6     $     74.0
   Retail Banking                                  21.7           22.0          45.4           42.4
   Investments and Other                           22.4           12.1          37.1           22.1
                                              ----------     ----------    ----------     ----------
 Total operating banking income              $     83.1     $     71.2    $    161.1     $    138.5
                                              ==========     ==========    ==========     ==========
 Percent of total operating banking income:
   Commercial Banking                              46.9 %         52.1 %        48.8 %         53.4 %
   Retail Banking                                  26.1           30.9          28.2           30.6
   Investments and Other                           27.0           17.0          23.0           16.0
                                              ----------     ----------    ----------     ----------
 Total operating banking income                   100.0 %        100.0 %       100.0 %        100.0 %
                                              ==========     ==========    ==========     ==========
 Banking return on tangible equity
   Commercial Banking                              24.6 %         22.2 %        24.6 %         23.6 %
   Retail Banking                                  20.2           18.3          21.0           18.9
                                              ----------     ----------    ----------     ----------
 Total banking return on tangible equity           20.7 %         18.8 %        20.3 %         18.1 %
                                              ==========     ==========    ==========     ==========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)

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

                                                  Three Months Ended           Six Months Ended
                                              -------------------------    -------------------------
                                               June 30,       June 30,      June 30,       June 30,
                                                 1999           1998          1999           1998
                                              ----------     ----------    ----------     ----------
     Revenue:
       Net interest expense                  $     (1.4)    $     (0.7)   $     (2.0)    $     (1.3)
       Other revenues:
         Unaffiliated customers                   121.1          101.8         233.7          201.5
         Affiliated customers                      21.8           22.5          43.4           42.3
                                              ----------     ----------    ----------     ----------
     Total revenues                               141.5          123.6         275.1          242.5
     Expenses:
       Intersegment charges                         0.3            1.0           0.4            1.3
       Other operating expense                    120.8          109.9         235.2          212.6
                                              ----------     ----------    ----------     ----------
     Total expenses                               121.1          110.9         235.6          213.9
     Income tax expense                             8.7            5.3          17.0           12.0
                                              ----------     ----------    ----------     ----------
     Operating income                        $     11.7     $      7.4    $     22.5     $     16.6
                                              ==========     ==========    ==========     ==========
     Identifiable assets                     $    456.7     $    343.2    $    456.7     $    343.2
                                              ==========     ==========    ==========     ==========
     Return on equity                              20.6 %         15.6 %        20.3 %         18.0 %
                                              ==========     ==========    ==========     ==========


     Data Services revenue from unaffiliated customers consist of the following ($ in millions):

                                                  Three Months Ended            Six Months Ended
                                              -------------------------     -------------------------
                                               June 30,       June 30,       June 30,       June 30,
                                                 1999           1998           1999           1998
                                              ----------     ----------     ----------     ----------
     Data Processing Services                $    117.6     $     99.1     $    227.0     $    195.9
     Merchant credit card and other
       customer services                            3.4            2.7            6.4            5.5
     Other                                          0.1             --            0.3            0.1
                                              ----------     ----------     ----------     ----------
     Total unaffiliated customer revenue     $    121.1     $    101.8     $    233.7     $    201.5
                                              ==========     ==========     ==========     ==========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)

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

                                                  Three Months Ended           Six Months Ended
                                              -------------------------    -------------------------
                                               June 30,       June 30,      June 30,       June 30,
                                                 1999           1998          1999           1998
                                              ----------     ----------    ----------     ----------
     Revenue:
       Net interest income                   $      6.2     $      8.1    $     12.0     $     17.1
       Other revenues:
         Unaffiliated customers                    37.2           39.5          73.4           79.3
         Affiliated customers                       4.0            6.4           9.3           11.4
                                              ----------     ----------    ----------     ----------
     Total revenues                                47.4           54.0          94.7          107.8
     Expenses:
       Intersegment charges                         5.8            7.0          12.2           13.3
       Other operating expense                     25.1           26.1          50.8           51.9
                                              ----------     ----------    ----------     ----------
     Total expenses                                30.9           33.1          63.0           65.2
     Provision for loan and lease losses            0.1            0.2           0.3            0.4
     Income tax expense                             6.5            8.2          12.4           16.7
                                              ----------     ----------    ----------     ----------
     Operating income                        $      9.9     $     12.5    $     19.0     $     25.5
                                              ==========     ==========    ==========     ==========
     Identifiable assets                     $    667.8     $    722.1    $    667.8     $    722.1
                                              ==========     ==========    ==========     ==========
     Return on tangible equity                     19.1 %         26.7 %        18.6 %         28.1 %
                                              ==========     ==========    ==========     ==========



     Total Revenues by type in All Others consist of the following:

                                                  Three Months Ended           Six Months Ended
                                              -------------------------    -------------------------
                                               June 30,       June 30,      June 30,       June 30,
                                                 1999           1998          1999           1998
                                              ----------     ----------    ----------     ----------
     Trust Services                          $     25.7     $     22.6    $     50.2     $     44.2
     Residential Mortgage Banking                   9.6           12.5          20.4           24.1
     Capital Markets                                3.0            7.7           5.7           18.4
     Brokerage and Insurance                        5.3            5.3          10.3            9.7
     Commercial Leasing                             2.6            3.3           5.3            6.5
     Commercial Mortgage Banking                    0.3            1.8           0.6            3.1
     Others                                         0.9            0.8           2.2            1.8
                                              ----------     ----------    ----------     ----------
     Total revenues                          $     47.4     $     54.0    $     94.7     $    107.8
                                              ==========     ==========    ==========     ==========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)

     Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                                  Three Months Ended           Six Months Ended
                                              -------------------------    -------------------------
                                               June 30,       June 30,      June 30,       June 30,
                                                 1999           1998          1999           1998
                                              ----------     ----------    ----------     ----------
     Revenues:
       Banking                               $    229.4     $    209.6    $    449.2     $    414.8
       Data Services                              141.5          123.6         275.1          242.5
       All Others                                  47.4           54.0          94.7          107.8
       Corporate overhead                          (2.4)          (2.1)         (4.0)          (4.1)
       Acquisition costs                           (0.1)          (0.8)         (0.5)          (4.5)
       Intersegment eliminations                  (29.6)         (31.8)        (60.1)         (60.1)
                                              ----------     ----------    ----------     ----------
     Consolidated revenues                   $    386.2     $    352.5    $    754.4     $    696.4
                                              ==========     ==========    ==========     ==========

     Expenses:
       Banking                               $    102.3     $     98.2    $    203.0     $    196.0
       Data Services                              121.1          110.9         235.6          213.9
       All Others                                  30.9           33.1          63.0           65.2
       Corporate overhead                          17.5           10.6          29.2           20.4
       Acquisition costs                            5.7            6.6          11.5           13.4
       Merger / Restructuring                        --           23.4            --           23.4
       Intersegment eliminations                  (29.6)         (31.8)        (60.1)         (60.1)
                                              ----------     ----------    ----------     ----------
     Consolidated expenses                   $    247.9     $    251.0    $    482.2     $    472.2
                                              ==========     ==========    ==========     ==========

     Net income (loss):
       Operating income:
         Banking                             $     83.1     $     71.2    $    161.1     $    138.5
         Data Services                             11.7            7.4          22.5           16.6
         All Others                                 9.9           12.5          19.0           25.5
       Corporate overhead                         (12.5)          (7.0)        (20.0)         (13.6)
       Acquisition costs                           (4.7)          (5.6)         (9.6)         (13.0)
       Merger / Restructuring                        --          (16.3)           --          (16.3)
                                              ----------     ----------    ----------     ----------
     Consolidated net income                 $     87.5     $     62.2    $    173.0     $    137.7
                                              ==========     ==========    ==========     ==========

     Assets:
       Banking                               $ 21,591.0     $ 19,884.1    $ 21,591.0     $ 19,884.1
       Data Services                              456.7          343.2         456.7          343.2
       All Others                                 667.8          722.1         667.8          722.1
       Corporate overhead                         135.6          114.2         135.6          114.1
       Acquisition costs                          279.9          301.9         279.9          301.9
       Intersegment eliminations                 (338.5)        (382.3)       (338.5)        (382.2)
                                              ----------     ----------    ----------     ----------
     Consolidated assets                     $ 22,792.5     $ 20,983.2    $ 22,792.5     $ 20,983.2
                                              ==========     ==========    ==========     ==========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                      June 30, 1999 & 1998 (Unaudited)


 9.  Acquisitions / Acquisition Update

     On April 1, 1999, the Corporation, through its Data Services Division, completed the acquisition of the assets, operational processes and customer relationships of the Electronic Banking Services business unit of ADP in a cash transaction using the purchase method of accounting.
     The acquired software products and outsourcing solutions are designed to provide businesses with access to their banking information and transactions through a spectrum of delivery methods including an internet web browser, a direct PC connection or telephone. The total purchase price amounted to $67.12 million. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $52.27 million and is being amortized on a straight-line basis over twenty five years. There was no in-process research and development acquired in this transaction. The results of operations of this acquired business is included in the consolidated financial statements from the date of acquisition.

     On December 31, 1998, as previously reported, the Corporation, through its Data Services Division completed the acquisition of certain assets of Moneyline Express for $6.75 million in cash in a transaction accounted for as a purchase. During the second quarter final appraisals and valuations for the assets acquired were completed. Goodwill recorded in this transaction amounted to $5.4 million and is being amortized on a straight-line basis over fifteen years. There was no in-process research and development acquired in this transaction.

     In conjunction with the April 1, 1998 merger with Advantage Bancorp, Inc. the Corporation recorded a merger/restructuring charge of $23.4 million. As of June 30, 1999, the remaining liability related to that charge amounted to $0.7 million and consists of accrued monthly lease costs associated with a closed facility.

     In conjunction with the October 1, 1997 purchase acquisition of Security Capital Corporation, $18.6 million of exit costs were recorded as liabilities assumed in the acquisition. As of June 30, 1999, the remaining liability amounted to $1.4 million which consists of unpaid severance. Periodic severance payments will continue through 2002.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                           Three Months Ended June 30,
                                           ---------------------------
Assets                                          1999          1998
------                                      --------------------------
Cash and due from banks                   $     626,668 $     648,189

Trading securities                               30,871        42,084
Short-term investments                          186,480       187,650
Other investment securities:
  Taxable                                     4,272,000     4,305,451
  Tax-exempt                                  1,183,276     1,067,502
                                            ------------  ------------
Total investment securities                   5,672,627     5,602,687

Loans and leases:
  Commercial                                  4,311,352     3,711,387
  Real estate                                 8,375,500     7,930,213
  Personal                                    1,169,117     1,151,053
  Lease financing                               677,853       519,311
                                            ------------  ------------
                                             14,533,822    13,311,964
  Less: Allowance for loan and lease losses     231,059       216,846
                                            ------------  ------------
Total loans and leases                       14,302,763    13,095,118

Premises and equipment, net                     355,598       356,436
Accrued interest and other assets             1,364,881       901,984
                                            ------------  ------------
Total Assets                              $  22,322,537 $  20,604,414
                                            ============  ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                     $   2,620,695 $   2,493,817
  Interest bearing                           13,112,566    12,141,835
                                            ------------  ------------
Total deposits                               15,733,261    14,635,652
Funds purchased and security repurchase
  agreements                                  2,474,485     1,682,896
Other short-term borrowings                     412,424       677,764
Long-term borrowings                          1,003,840     1,020,505
Accrued expenses and other liabilities          510,123       484,573
                                            ------------  ------------
Total liabilities                            20,134,133    18,501,390

Shareholders' equity                          2,188,404     2,103,024
                                            ------------  ------------
Total Liabilities and
  Shareholders' Equity                    $  22,322,537 $  20,604,414
                                            ============  ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                             Six Months Ended June 30,
                                            --------------------------
Assets                                          1999          1998
------                                      --------------------------
Cash and due from banks                   $     642,742 $     653,163

Trading securities                               31,478        39,918
Short-term investments                          188,501       181,195
Other investment securities:
  Taxable                                     4,182,498     4,341,282
  Tax-exempt                                  1,156,254     1,050,088
                                            ------------  ------------
Total investment securities                   5,558,731     5,612,483

Loans and leases:
  Commercial                                  4,222,610     3,556,746
  Real estate                                 8,266,431     7,967,656
  Personal                                    1,161,762     1,148,403
  Lease financing                               652,796       502,104
                                            ------------  ------------
                                             14,303,599    13,174,909
  Less: Allowance for loan and lease losses     229,846       213,896
                                            ------------  ------------
Total loans and leases                       14,073,753    12,961,013

Premises and equipment, net                     356,411       354,533
Accrued interest and other assets             1,329,647       885,910
                                            ------------  ------------
Total Assets                              $  21,961,284 $  20,467,102
                                            ============  ============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                     $   2,594,410 $   2,443,215
  Interest bearing                           12,916,615    12,103,631
                                            ------------  ------------
Total deposits                               15,511,025    14,546,846
Funds purchased and security repurchase
  agreements                                  2,460,983     1,852,338
Other short-term borrowings                     267,920       442,534
Long-term borrowings                          1,016,149     1,052,555
Accrued expenses and other liabilities          495,545       491,365
                                            ------------  ------------
Total liabilities                            19,751,622    18,385,638

Shareholders' equity                          2,209,662     2,081,464
                                            ------------  ------------
Total Liabilities and
  Shareholders' Equity                    $  21,961,284 $  20,467,102
                                            ============  ============

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
             ----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

                 THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------

Net income for the second quarter of 1999 amounted to $87.5 million compared to $62.2 million for the same period in the prior year. Basic and diluted earnings per share were $.82 and $.77 respectively for the three months ended June 30, 1999, compared with $.57 and $.54, respectively for the three months ended June 30, 1998. The return on average assets and average equity were 1.57% and 16.04% for the quarter ended June 30, 1999 and 1.21% and 11.86% for the quarter ended June 30, 1998.

Net income for the second quarter of 1998 includes a merger/restructuring charge of $23.4 million ($16.3 million after-tax) associated with the April 1, 1998, acquisition of Advantage Bancorp, Inc. ("Advantage"). Excluding the merger/restructuring charge, operating income for the three months ended June 30, 1998 was $78.5 million and basic and diluted earnings per share amounted to $.73 and $.68, respectively. The quarterly returns on average assets and average equity based on operating income were 1.53% and 14.96%, respectively.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis (FTE) where appropriate for the current quarter and previous four quarters. Operating income for the second quarter of 1998 excludes the merger/restructuring charge previously discussed. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

   SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
   -------------------------------------------------------------------------
                         ($000's except per share data)
                         ------------------------------

                                            1999                         1998
                                   ----------------------  -----------------------------------
                                     Second      First       Fourth      Third       Second
                                    Quarter     Quarter     Quarter     Quarter     Quarter
                                   ----------  ----------  ----------  ----------  ----------
Interest income                   $  364,702  $  352,586  $  358,701  $  362,509  $  358,747
Interest expense                    (186,960)   (179,769)   (184,712)   (193,042)   (190,734)
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                  177,742     172,817     173,989     169,467     168,013

Provision for loan and lease losses   (4,811)     (4,873)    (12,588)     (4,769)     (4,868)

Net investment securities gains          355          --       1,179       3,760       1,912

Other income                         208,110     195,360     207,659     179,941     182,590

Other expense                       (247,883)   (234,295)   (242,086)   (225,786)   (227,629)
                                   ----------  ----------  ----------  ----------  ----------
Income before taxes                  133,513     129,009     128,153     122,613     120,018

Income tax provision                 (45,995)    (43,478)    (44,683)    (42,458)    (41,558)
                                   ----------  ----------  ----------  ----------  ----------
Operating income                  $   87,518  $   85,531  $   83,470  $   80,155  $   78,460
                                   ==========  ==========  ==========  ==========  ==========
Cash operating income             $   92,475  $   94,372  $   88,679  $   85,354  $   83,666
                                   ==========  ==========  ==========  ==========  ==========
Per Common Share
  Operating income
    Basic                         $     0.82  $     0.79  $     0.77  $     0.74  $     0.73
    Diluted                             0.77        0.75        0.72        0.70        0.68
  Cash Operating income
    Basic                         $     0.86  $     0.88  $     0.82  $     0.79  $     0.77
    Diluted                             0.81        0.82        0.77        0.74        0.73
  Dividends                             0.24        0.22        0.22        0.22        0.22

Return on Average Equity
  Operating income                     16.04 %     15.55 %     14.96 %     14.76 %     14.96 %
  Cash Operating income                20.04       19.78       18.35       18.26       18.66

                 CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS
                 --------------------------------------------------
                       AS A PERCENT OF AVERAGE TOTAL ASSETS
                       ------------------------------------

                                           1999                          1998
                                   ----------------------  -----------------------------------
                                     Second      First       Fourth      Third       Second
                                    Quarter     Quarter     Quarter     Quarter     Quarter
                                   ----------  ----------  ----------  ----------  ----------
Interest income (FTE)                   6.68 %      6.75 %      6.81 %      7.01 %      7.10 %
Interest expense                       (3.36)      (3.38)      (3.44)      (3.67)      (3.71)
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                     3.32        3.37        3.37        3.34        3.39

Provision for loan and lease losses    (0.09)      (0.09)      (0.23)      (0.09)      (0.09)

Net investment securities gains         0.01          --        0.02        0.07        0.04

Other income                            3.74        3.67        3.87        3.42        3.55

Other expense                          (4.46)      (4.40)      (4.51)      (4.29)      (4.43)
                                   ----------  ----------  ----------  ----------  ----------
Income before taxes                     2.52        2.55        2.52        2.45        2.46

Income tax provision                   (0.95)      (0.94)      (0.97)      (0.93)      (0.93)
                                   ----------  ----------  ----------  ----------  ----------
Return on average assets
  based on operating income             1.57 %      1.61 %      1.55 %      1.52 %      1.53 %
                                   ==========  ==========  ==========  ==========  ==========
Return on tangible
  average assets based on
  cash operating income                 1.69 %      1.80 %      1.67 %      1.64 %      1.65 %
                                   ==========  ==========  ==========  ==========  ==========


The increase in operating earnings in the second quarter of 1999 compared to the same period last year is due to an increase in net interest income which was driven by loan growth and noninterest revenue growth particularly from nonbank segments and their recent acquisitions, which was offset, in part, by an increase in operating expenses which is all discussed in further detail on the following pages.


                               NET INTEREST INCOME
                               -------------------

Net interest income for the second quarter of 1999 amounted to $177.7 million, an increase of $9.7 million or 5.8% from the $168.0 million reported for the second quarter of 1998. Net interest income arising from the increase in the volume of average earning assets was partially offset by the decline in yield on earning assets. The decrease in the rate on interest bearing liabilities due to the decline in rates generally reduced interest expense by approximately $42.5 million, however, the increase in the volume of average interest bearing liabilities contributed approximately $38.7 million of increase to interest expense.

Average earning assets in the second quarter of 1999 increased $1.3 billion or 6.8% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), grew approximately $852.7 million or 6.0% compared to the second quarter of last year. Average investment securities, excluding securitized ARMs, increased $451.4 million for the three months ended June 30, 1999 compared with the same period in the prior year while other earning assets decreased $12.4 million or 5.4%.

Average interest bearing liabilities increased $1.5 billion or 9.5% in the second quarter of 1999 compared to the same period in 1998. Since the second quarter of 1998, average interest bearing deposits increased $970.8 million or 8.0% while average total borrowings, primarily short-term borrowings, increased $509.5 million.

Average noninterest bearing deposits increased $126.9 million or 5.1% in the current quarter compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                                          1999                        1998                 Growth Pct.
                                   --------------------  ------------------------------- ------------------
Consolidated Average Loans,         Second      First     Fourth      Third     Second              Prior
Leases and Securitized ARMs         Quarter    Quarter    Quarter    Quarter    Quarter  Annual    Quarter
--------------------------------   ---------  ---------  ---------  ---------  --------- -------   --------
Commercial                       $    4,311 $    4,133 $    4,021 $    3,857 $    3,711    16.2 %      4.3 %

Real Estate
  Construction
    Commercial                          304        305        309        284        278     9.5       (0.2)
    Residential                         101        107        115        120        131   (23.1)      (6.2)
                                   ---------  ---------  ---------  ---------  --------- -------   --------
  Total Construction                    405        412        424        404        409    (0.9)      (1.8)

  Commercial Mortgages                3,792      3,717      3,616      3,544      3,543     7.0        2.0

  Residential
    Residential mortgages             2,334      2,333      2,423      2,410      2,540    (8.1)       0.1
    Home equity loans and lines       1,845      1,694      1,609      1,505      1,439    28.2        8.9
    Securitized ARM loans               560        649        792        933        929   (39.7)     (13.6)
                                   ---------  ---------  ---------  ---------  --------- -------   --------
  Total Residential                   4,739      4,676      4,824      4,848      4,908    (3.4)       1.4
                                   ---------  ---------  ---------  ---------  --------- -------   --------
Total Real Estate                     8,936      8,805      8,864      8,796      8,860     0.9        1.5

Personal
  Student                               255        264        259        259        274    (6.9)      (3.5)
  Credit card                           137        137        137        133        127     7.8       (0.3)
  Other                                 777        753        770        762        750     3.6        3.2
                                   ---------  ---------  ---------  ---------  --------- -------   --------
Total Personal                        1,169      1,154      1,166      1,154      1,151     1.6        1.3

Lease financing
  Commercial                            333        335        330        331        335    (0.5)      (0.5)
  Personal                              345        293        251        211        184    86.9       17.8
                                   ---------  ---------  ---------  ---------  --------- -------   --------
Total Lease Financing                   678        628        581        542        519    30.5        8.0
                                   ---------  ---------  ---------  ---------  --------- -------   --------
Total Consolidated Average
  Loans, Leases and ARMs         $   15,094 $   14,720 $   14,632 $   14,349 $   14,241     6.0 %      2.5 %
                                   =========  =========  =========  =========  ========= =======   ========

Total Consolidated Average
  Loans, Leases and ARMs
    Commercial Banking           $    8,740 $    8,490 $    8,276 $    8,016 $    7,867    11.1 %      2.9 %
    Retail Banking                    6,354      6,230      6,356      6,333      6,374    (0.3)       2.0
                                   ---------  ---------  ---------  ---------  --------- -------   --------
Total Consolidated Average
  Loans, Leases and ARMs         $  $15,094 $  $14,720 $  $14,632 $  $14,349 $  $14,241     6.0 %      2.5 %
                                   =========  =========  =========  =========  ========= =======   ========
Total Consolidated Average
  Loans and Leases               $   14,534 $   14,071 $   13,840 $   13,416 $   13,312     9.2 %      3.3 %
                                   =========  =========  =========  =========  ========= =======   ========


Compared with the second quarter of 1998, total consolidated average loans, leases and securitized ARMs increased $853 million or 6.0%. Loan growth was primarily attributable to commercial banking. Total loan growth in commercial banking amounted to $873 million or 11.1% and was driven by commercial loan growth of $600 million and commercial mortgage loan growth of $249 million. Retail Banking loan growth of $406 million in home equity loans and lines and $161 million in lease financing receivables were offset by a decline in residential real estate mortgage loans and securitized ARMs of $575 million. The decrease in residential real estate mortgage loans and securitized ARMs reflects the effect of increased prepayments associated with customer refinancings to fixed rate loans throughout 1998 and early 1999 due to the interest rate environment. During the second quarter of 1999, prepayment activity began to decrease. Compared to the first quarter of 1999, residential real estate loans were relatively unchanged and securitized ARM run-off decreased $49.3 million. One to four family residential real estate loans sold to investors amounted to $354 million in the second quarter of 1999 compared to $530 million in the first quarter of 1999 and $1.0 billion in the first half of 1998.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                      1999                     1998                 Growth Pct.
                              -------------------  ----------------------------- -----------------
                                Second    First      Fourth    Third     Second            Prior
                               Quarter   Quarter    Quarter   Quarter   Quarter   Annual  Quarter
                              --------- ---------  --------- --------- --------- -------- --------
 Noninterest bearing deposits
   Commercial                $   1,682 $   1,655  $   1,779 $   1,670 $   1,599      5.2 %    1.6 %
   Personal                        567       549        529       507       512     10.7      3.3
   Other                           372       364        401       407       383     (2.8)     2.2
                              --------- ---------  --------- --------- --------- -------- --------
 Total noninterest
   bearing deposits              2,621     2,568      2,709     2,584     2,494      5.1      2.1

 Interest bearing deposits
   Savings & NOW                 2,054     2,082      2,118     2,152     2,160     (4.9)    (1.3)
   Money market                  4,762     4,697      4,474     4,233     4,021     18.4      1.4
   Other CDs & time deposits     4,671     4,422      4,303     4,231     4,397      6.2      5.6
   CDs greater than $100,000       780       762        780       810       844     (7.5)     2.3
   Brokered CDs                    845       755        755       779       720     17.4     12.0
                              --------- ---------  --------- --------- --------- -------- --------
 Total interest
   bearing deposits             13,112    12,718     12,430    12,205    12,142      8.0      3.1
                              --------- ---------  --------- --------- --------- -------- --------
 Total consolidated
   average deposits          $  15,733 $  15,286  $  15,139 $  14,789 $  14,636      7.5 %    2.9 %
                              ========= =========  ========= ========= ========= ======== ========


Compared with the second quarter of 1998, average deposit growth amounted to $1,097 million or 7.5%. Money market, which exhibited the largest growth, along with noninterest bearing accounted for approximately $868 million of the growth in average deposits. Partially, offsetting this growth were declines in Savings and NOW and large CDs. The growth in other CDs & time deposits is largely attributable to foreign time which increased $776 million compared to the second quarter of 1998. Brokered CDs also increased $125 million or 17.4%. Average deposit growth in the second quarter of 1999 compared with the first quarter of 1999 is largely attributable to wholesale deposits which were used to fund loan growth and reflects the Corporation's experience in seasonality of deposit activity in the second quarter. In addition, during the second quarter of 1999 the corporation divested six branches with deposits aggregating $53.2 million which had a negative impact on average deposits of approximately $29 million.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and prior year second quarter are presented in the following table. Securitized ARM loans that are classified in the balance sheet as investment securities available for sale are included with loans to provide a more meaningful comparison ($ in millions):

                                  Three Months Ended              Three Months Ended
                                     June 30, 1999                   June 30, 1998
                              -----------------------------   -----------------------------
                                                   Average                         Average
                               Average            Yield or     Average            Yield or
                               Balance   Interest Cost (b)     Balance   Interest Cost (b)
                              ---------- -------- ---------   ---------- -------- ---------
 Loans and leases (a)        $ 15,094.1 $  290.4      7.72 % $ 14,241.4 $  290.6      8.19 %

 Investment securities:
   Taxable                      3,711.7     57.9      6.29      3,376.1     52.7      6.32
   Tax Exempt (a)               1,183.3     20.7      7.13      1,067.5     18.7      7.17

 Other short-term
  investments (a)                 217.3      2.7      4.94        229.7      3.1      5.48
                              ---------- -------- ---------   ---------- -------- ---------
 Total interest
  earning assets             $ 20,206.4 $  371.7      7.40 % $ 18,914.7 $  365.1      7.77 %
                              ========== ======== =========   ========== ======== =========

 Money market savings        $  4,762.6 $   48.1      4.05 % $  4,021.0 $   45.6      4.55 %
 Regular savings & NOW          2,053.9      8.3      1.63      2,160.2     11.6      2.16
 Other CDs & time
  deposits                      4,670.7     58.9      5.05      4,397.2     62.3      5.68
 CDs greater than
  $100 & Brokered CDs           1,625.4     21.6      5.33      1,563.4     22.8      5.85
                              ---------- -------- ---------   ---------- -------- ---------
 Total interest
  bearing deposits             13,112.6    136.9      4.19     12,141.8    142.3      4.70

 Short-term borrowings          2,886.9     34.6      4.80      2,360.7     31.9      5.42
 Long-term borrowings           1,003.8     15.5      6.19      1,020.5     16.5      6.48
                              ---------- -------- ---------   ---------- -------- ---------
 Total interest
  bearing liabilities        $ 17,003.3 $  187.0      4.41 % $ 15,523.0 $  190.7      4.93 %
                              ========== ======== =========   ========== ======== =========
 Net interest margin (FTE)
  as a percent of average
  earning assets                        $  184.7      3.68 %            $  174.4      3.71 %
                                         ======== =========              ======== =========


(a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets decreased 37 basis points since the second quarter of 1998. This decline in yield reflects the run-off experienced throughout 1998 of higher yielding loans and investment securities which was somewhat offset by a slowing in the second quarter of 1999 of accelerated amortization of purchase accounting premiums assigned to acquired loans and investment securities due to prepayments and refinancings. Excluding amortization of purchase accounting adjustments, the yield on earning assets was 7.43% in the current quarter compared to 7.84% in the second quarter of the prior year. The yield on loans and securitized ARMs, the largest earning asset, declined 47 basis points which had a negative impact on net interest income of approximately $35.0 million compared with the second quarter of 1998. The cost of interest bearing deposits decreased 51 basis points from the same quarter of the previous year which reflects the general interest rate environment. Short-term borrowing costs decreased 62 basis points and long-term borrowing costs decreased 29 basis points, respectively, compared with the second quarter of 1998. The decrease in borrowing costs compared to the prior year second quarter reflects the refinancing of maturities at favorable rates. The increase in average borrowings reflects balance sheet growth and the effect of Treasury stock repurchases.

At June 30, 1999, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate caps and floors designated as hedges to manage the interest rate volatility associated with variable rate loans and variable rate debt. In addition, the Corporation had callable receive fixed / pay floating interest rate swaps designated as hedges to offset callable CDs.

The Corporation's position with respect to interest rate swaps and interest rate caps and floors designated as hedges at June 30, 1999 consisted of the following ($ in millions):

  Interest Rate Swaps
  -------------------
     Notional value                                   $665
     Weighted average receive rate                    5.97%
     Weighted average pay rate                        5.07%
     Weighted average remaining term (in years)       2.45
     Estimated fair value                           ($3.38)

  Callable Interest Rate Swaps
  ----------------------------
     Notional value                                   $332
     Weighted average receive rate                    6.09%
     Weighted average pay rate                        4.89%
     Weighted average remaining term (in years)       7.89
     Estimated fair value                          ($11.91)

  Interest Rate Caps/Floors
  -------------------------
     Notional value                                    $50
     Strike rate                                      5.63%
     Index                                            5.09%
     Weighted average remaining term (in years)       1.38
     Estimated fair value                            $0.07
     Unamortized premium                             $0.16


For the three months ended June 30, 1999, the effect on net interest income resulting from the swaps, net of cap and floor premium amortization, was a positive $2.4 million compared with a positive $1.2 million in the same period in 1998.

         PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
         ------------------------------------------------------

The following tables present comparative consolidated credit quality information as of June 30, 1999 and the prior four quarters.

                          NONPERFORMING ASSETS
                          --------------------
                                 ($000's)
                                 --------
                                              1999                    1998
                                      ----------------------  --------------------------------
                                        Second      First       Fourth     Third      Second
                                       Quarter     Quarter     Quarter    Quarter    Quarter
                                      ----------  ----------  ---------- ---------- ----------
 Nonaccrual                          $  122,561 $   116,632  $  101,346 $   79,645 $   79,594

 Renegotiated                               746         878         978      1,129      1,192

 Past due 90 days or more                 6,525       7,275       7,631      7,249      6,809
                                      ----------  ----------  ---------- ---------- ----------
 Total nonperforming loans and leases   129,832     124,785     109,955     88,023     87,595

 Other real estate owned                  6,766       9,245       8,751     12,212     10,807
                                      ----------  ----------  ---------- ---------- ----------
 Total nonperforming assets          $  136,598 $   134,030  $  118,706 $  100,235 $   98,402
                                      ==========  ==========  ========== ========== ==========

 Allowance for loan and lease losses $  225,277 $   229,669  $  226,052 $  218,706 $  216,014
                                      ==========  ==========  ========== ========== ==========

                                CONSOLIDATED STATISTICS
                                -----------------------

                                              1999                    1998
                                      ----------------------  --------------------------------
                                        Second      First       Fourth     Third      Second
                                       Quarter     Quarter     Quarter    Quarter    Quarter
                                      ----------  ----------  ---------- ---------- ----------
 Net Charge-offs (Recoveries) to
   average loans and leases annualized     0.25 %      0.04 %      0.15 %     0.06 %     0.13
 Total nonperforming loans and leases
   to total loans and leases               0.87        0.88        0.79       0.64       0.65
 Total nonperforming assets to
   total loans and leases and
   other real estate owned                 0.92        0.94        0.85       0.73       0.73
 Allowance for loan and lease losses
   to total loans and leases               1.51        1.61        1.62       1.59       1.61
 Allowance for loan and lease losses
   to nonperforming loans and leases        174         184         206        248        247

                      NONACCRUAL LOANS AND LEASES BY TYPE
                      -----------------------------------
                                 ($000's)
                                 --------

                                              1999                    1998
                                      ----------------------  --------------------------------
                                        Second      First       Fourth     Third      Second
                                       Quarter     Quarter     Quarter    Quarter    Quarter
                                      ----------  ----------  ---------- ---------- ----------
 Commercial
   Commercial, financial &
     agricultural                    $   57,524  $   51,472  $   39,131 $   14,506 $   19,322
   Lease financing receivables            4,041       3,046       2,895      2,812      2,171
                                      ----------  ----------  ---------- ---------- ----------
 Total commercial                        61,565      54,518      42,026     17,318     21,493

 Real estate
   Construction & land development        3,004       1,498       1,952      2,901      2,032
   Commercial mortgage                   25,763      24,865      21,586     22,244     21,967
   Residential mortgage                  30,154      33,517      33,117     34,797     31,424
                                      ----------  ----------  ---------- ---------- ----------
 Total real estate                       58,921      59,880      56,655     59,942     55,423

 Personal                                 2,075       2,234       2,665      2,385      2,678
                                      ----------  ----------  ---------- ---------- ----------
 Total nonaccrual loans and leases   $  122,561  $  116,632  $  101,346 $   79,645 $   79,594
                                      ==========  ==========  ========== ========== ==========

        RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN AND LEASE LOSSES
        ------------------------------------------------------------------
                                 ($000's)
                                 --------

                                              1999                    1998
                                      ----------------------  --------------------------------
                                        Second      First       Fourth     Third      Second
                                       Quarter     Quarter     Quarter    Quarter    Quarter
                                      ----------  ----------  ---------- ---------- ----------
 Beginning balance                   $  229,669  $  226,052  $  218,706 $  216,014 $  215,481

 Provision for loan and lease losses      4,811       4,873      12,588      4,769      4,868

 Loans and leases charged-off
   Commercial                             7,117         556       1,700        311      3,237
   Real estate                            1,475       1,250       2,178      1,568        815
   Personal                               1,544       1,697       1,978      1,714      1,768
   Leases                                   686         196         701        131        194
                                      ----------  ----------  ---------- ---------- ----------
 Total charge-offs                       10,822       3,699       6,557      3,724      6,014

 Recoveries on loans and leases
   Commercial                               389         973         357        274        373
   Real estate                              405         561         285        717        385
   Personal                                 611         704         653        633        644
   Leases                                   214         205          20         23        277
                                      ----------  ----------  ---------- ---------- ----------
 Total Recoveries                         1,619       2,443       1,315      1,647      1,679
                                      ----------  ----------  ---------- ---------- ----------
 Net loans and leases
   charge-offs (recoveries)               9,203       1,256       5,242      2,077      4,335
                                      ----------  ----------  ---------- ---------- ----------
 Ending balance                      $  225,277  $  229,669  $  226,052 $  218,706 $  216,014
                                      ==========  ==========  ========== ========== ==========

Nonperforming assets consist of nonperforming loans and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At June 30, 1999, OREO acquired in satisfaction of debts amounted to $5.6 million and branch premises held for sale amounted to $1.2 million.

Nonperforming loans and leases consist of nonaccrual, renegotiated or restructured loans, and loans and leases that are delinquent 90 days or more and still accruing interest. The balance of nonperforming loans and leases can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Maintaining nonperforming assets at an acceptable level is important to the ongoing success of a financial services institution. The Corporation's comprehensive credit review and approval process is critical to ensuring that the amount of nonperforming assets on a long-term basis is minimized within the overall framework of acceptable levels of credit risk. In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts.

At June 30, 1999, nonperforming loans and leases amounted to $129.8 million or .87% of consolidated loans and leases of $14.9 billion, an increase of $5.0 million since March 31, 1999 and an increase of $42.2 million since June 30, 1998. Nonaccrual loans and leases, primarily commercial and commercial real estate, have shown the largest increases in the periods presented. Approximately $35.9 million of the increase since June 30, 1998 is due to two larger commercial loans placed on nonaccrual, one in the fourth quarter of 1998 and one in the second quarter of 1999.

Net charge-offs amounted to $9.2 million or .25% of average loans in the second quarter of 1999 compared with $1.3 million or .04% of average loans in the first quarter of 1999 and $4.3 million or .13% of average loans in the second quarter of 1998. Approximately $6.5 million of second quarter net charge-offs is due to a partial charge-off of one larger commercial loan. The remaining balance was placed on nonaccrual as previously discussed.

The allowance for loan and lease losses represents management's estimate of probable inherent losses which have occurred as of the date of the financial statements. In determining the adequacy of the reserve the Corporation evaluates the reserves necessary for specific nonperforming loans and also estimates losses inherent in other loans and leases. As a result, the allowance for loans and leases contains the following components:

     Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans which meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     Allocated inherent reserve. The amount of the allocated portion of the inherent loss reserve is determined by reserving factors assigned to loans and leases based on the Corporation's internal loan grading system. Line officers and loan committees are responsible for continually assigning grades to commercial loan types based on standards established in the Corporation's loan policies and adherence to the standards is closely monitored by the Corporation's Loan Review Group. Loan grades are similar to, but generally more conservative than, regulatory classifications. In addition, reserving factors are applied to retail and smaller balance ungraded credits as well as specialty loan products such as credit card, student loans and mortgages. Reserving factors are derived and are determined based on such factors as historical charge-off experience, remaining life, and industry practice for reserve levels. The use of industry practice is intended to prevent an understatement of reserves based upon an over-reliance on historical charge-offs during favorable economic conditions.

     Unallocated inherent reserve. Management determines the unallocated portion of the inherent loss reserve based on factors that cannot be associated with a specific credit or loan categories. These factors include management's subjective evaluation of local, national and international economic and business conditions, changes to underwriting standards and marketing channels such as use of centralized retail and small business credit centers, trends towards higher advance rates and longer amortization periods and the impact of acquisitions on the Corporation's credit risk profile. The unallocated portion of the inherent loss reserve also reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $225.3 million at June 30, 1999 compared to $229.7 million at March 31, 1999 and $226.1 million at December 31, 1998. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced this quarter, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the potential for the unprecedented period of economic prosperity to come to an end.

The resulting provision for loan and lease losses amounted to $4.8 million for the three months ended June 30, 1999, while net charge-offs totaled $9.2 million.


                              OTHER INCOME
                              ------------

Total other income in the second quarter of 1999 amounted to $208.5 million, an increase of $24.0 million or 13.0%, compared to $184.5 million in the same period last year.

Total data processing services revenue increased $18.5 million or 18.7% from $99.1 million in the second quarter of 1998 to $117.6 million in the current quarter. Processing revenue which includes processing, conversions, contract buyouts and equipment sales increased $6.5 million or 11.6% and amounted to $63.0 million. Growth in processing of $10.5 million was offset by $2.5 million of declines in conversion revenue and equipment sales and a decline of $1.5 million in buyout fees, which vary from period to period. Software and consulting revenue decreased $5.3 million in the current quarter compared to the same period last year. The increase in consulting revenue of $0.9 million was offset by a decline in software revenue of $6.2 million. E-commerce revenue which includes electronic funds transfer, electronic banking, cash management, home banking, internet banking and electronic payment services increased $17.3 million or 89% from $19.5 million in the second quarter of 1998 to $36.8 million in the current quarter. Revenue from electronic payment services, primarily from the fourth quarter 1998 acquisition of Moneyline Express, and electronic banking services, primarily from the April 1, 1999 acquisition of the electronic banking services business from ADP, accounted for $11.7 million of the increase. New processing contract signings in the second quarter were strong however, revenue growth levels for consulting and software in 1999 may be below historical patterns.

Revenue from internet banking, primarily the Corporation's internet mortgage activities which began in the fourth quarter of 1998, amounted to $0.6 million compared to $0.5 million in the first quarter of 1999 and $0.1 million in the fourth quarter of 1998. During the third and fourth quarters of 1999 the Corporation will be expanding its internet offerings to include savings and home equity.

Trust services revenue amounted to $25.0 million in the second quarter of 1999, an increase of $3.0 million or 13.7% compared to $22.0 million in the second quarter of 1998. Revenue growth in personal trust, commercial trust and outsourcing services accounted for $2.0 million of the increase.

For the three months ended June 30, 1999, service charges on deposits amounted to $17.0 million, an increase of $1.8 million or 11.7% compared to $15.2 million in the three months ended June 30, 1998. The increase was attributable to service charges associated with commercial demand accounts.

Mortgage banking revenue amounted to $7.5 million in the second quarter of 1999 compared with $12.4 million in the second quarter of 1998. While all sources of mortgage banking revenue decreased compared to the prior year, gains on the sale of mortgages accounted for $3.5 million of the decline which reflects the slowing of refinancings to fixed rate mortgages.

The decrease in Capital Markets revenue is due to lower gains from the sale of investments. Net securities gains from Capital Markets investments, which can vary from period to period, amounted to $1.7 million in the current quarter compared to $6.1 million in the comparative quarter of the prior year.

Other income in the second quarter of 1999 amounted to $38.2 million compared to $27.6 million in the second quarter of 1998, an increase of $10.6 million or 38.3%. Revenue from bank-owned life insurance increased $5.5 million due to additional purchases of insurance late in the fourth quarter of 1998. During the second quarter of 1999, the Corporation disposed of six branches with loans and deposits aggregating approximately $22.6 million and $53.2 million, respectively and realized gains of $4.2 million.

                            OTHER EXPENSE
                            -------------

Total other expense in the second quarter of 1999 amounted to $247.9 million compared with $251.0 million in the second quarter of 1998. Expenses for the second quarter of 1998 included a merger/restructuring charge of $23.4 million associated with the April 1, 1998 merger with Advantage Bancorp, Inc. Excluding this charge total operating expenses in the second quarter of 1998 amounted to $227.6 million.

The Corporation's nonbanking businesses, especially its Data Services segment ("Data Services"), continue to be the primary contributors to operating expense growth. Data Services expense growth represents approximately 54% of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth, costs associated with developing new products and services, operating expenses associated with the Moneyline and ADP acquisitions and maintenance activities for Year 2000.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 1999 and 1998 and the year ended December 31, 1998 are:

                                        Three Months     Year       Three Months
                                           Ended         Ended         Ended
                                          June 30,    December 31,    June 30,
                                           1999          1998          1998
                                        ------------- ------------- -------------
  Consolidated Corporation                    63.1 %        63.2 %        63.8 %

  Consolidated Corporation
    Excluding Data Services

      Including Intangible Amortization       52.9 %        53.1 %        53.0 %

      Excluding Intangible Amortization       50.0 %        48.5 %        48.7 %


Salaries and employee benefits expense amounted to $149.7 million in the second quarter of 1999 compared to $129.6 million in the second quarter of 1998, an increase of $20.1 million or 15.5%. Salaries and employee benefits expense of Data Services increased $13.0 million which was offset by a decrease in contract programmers of $2.1 million in the current quarter compared to the same period last year. At June 30, 1999, Data Services had on average approximately 287 more full time equivalent employees when compared to June 30, 1998 which reflects increases in e-commerce (234 including acquisitions) and technology services. Compared to the second quarter of 1998, expense growth in the current quarter in salaries and employee benefits was 3.0 million or 6.6% for the banking segment while all others were relatively unchanged. Salaries and benefits which includes incentive compensation based on the Corporation's Common Stock performance increased $5.8 million.

Data Services expense growth accounted for approximately $5.4 million or 76% of the increase in net occupancy, equipment, software, supplies and printing and processing expenses in the second quarter of 1999 compared to the second quarter of 1998.

Data Services also accounted for approximately $0.8 million or 54% of the increase in professional services expense which represents Year 2000 activity and new product development initiatives.

Amortization of intangibles decreased $2.1 million. Approximately $1.6 million of the decrease is due to lower amortization of mortgage servicing rights which reflects the second quarter slowing of prepayments in the servicing portfolio.

Other expense amounted to $23.8 million in the second quarter of 1999, a decrease of $6.5 million or 21.5% compared to the second quarter of 1998. Other expense is affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. During the second quarter of 1999, capitalization, net of amortization, increased $2.1 million for conversions and $3.9 million for software development, respectively, which decreased other expenses by $6.0 million compared to the second quarter of 1998.


                                INCOME TAXES
                                ------------

The provision for income taxes for the three months ended June 30, 1999 amounted to $46.0 million or 34.4% of pre-tax income compared to $34.5 million or 35.6% of pre-tax income for the three months ended June 30, 1998. The change in the effective tax is primarily due to the increase in tax-exempt income in 1999 and the nondeductible portion of the merger / restructuring charge recorded in the second quarter of the prior year.

                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  ---------------------------------------

Net Income for the six months ended June 30, 1999 amounted to $173.0 million compared to $137.7 million for the first half of 1998. Basic and diluted earnings per share were $1.62 and $1.52, respectively for the first half of 1999 and $1.27 and $1.19, respectively, for the six months ended June 30, 1998. The year to date return on average equity was 15.79% in the current period and 13.34% for the first half of 1998.

Results of operations for the six months ended June 30, 1998 include the merger/restructuring charge associated with the Advantage merger. Excluding this charge, operating income for the first half of 1998 was $154.0 million.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis (FTE) where appropriate for the six months ended June 30, 1999 and 1998. Operating income for the first half of 1998 excludes the merger/restructuring charge previously discussed. "Cash operating income: and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

        SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND STATISTICS
        ---------------------------------------------------------------
                        ($000's, except per share data)
                        -------------------------------

                                     Six Months Ended June 30,
                                     --------------------------
                                        1999            1998
                                     ----------      ----------
Interest income                     $  717,288      $  712,834
Interest expense                      (366,729)       (380,220)
                                     ----------      ----------
Net interest income                    350,559         332,614

Provision for loan and lease losses     (9,684)         (9,733)

Net investment securities gains            355           2,206

Other income                           403,470         361,588

Other expense                         (482,178)       (448,783)
                                     ----------      ----------
Income before taxes                    262,522         237,892

Income tax provision                   (89,473)        (83,926)
                                     ----------      ----------
Operating income                    $  173,049      $  153,966
                                     ==========      ==========
Cash operating income               $  186,847      $  164,552
                                     ==========      ==========
Per Common Share
 Operating income
  Basic                             $     1.62      $     1.43
  Diluted                                 1.52            1.34
 Cash Operating income
  Basic                             $     1.75      $     1.53
  Diluted                                 1.64            1.43
 Dividends                                0.46            0.42

Return on Average Equity
 Operating income                        15.79 %         14.92 %
 Cash Operating income                   19.91           18.66

              CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS
              --------------------------------------------------
                     AS A PERCENT OF AVERAGE TOTAL ASSETS
                     ------------------------------------

                                     Six Months Ended June 30,
                                     --------------------------
                                        1999            1998
                                     ----------      ----------
Interest income (FTE)                     6.71 %          7.15 %
Interest expense                         (3.36)          (3.75)
                                     ----------      ----------
Net interest income                       3.35            3.40

Provision for loan and lease losses      (0.09)          (0.10)

Net investment securities gains           0.00            0.02

Other income                              3.70            3.56

Other expense                            (4.42)          (4.41)
                                     ----------      ----------
Income before taxes                       2.54            2.47

Income tax provision                     (0.95)          (0.95)
                                     ----------      ----------
Return on average assets
 based on operating income                1.59 %          1.52 %
                                     ==========      ==========
Return on tangible
 average assets based on
 cash operating income                    1.74 %          1.65 %
                                     ==========      ==========


The increase in operating income is due to growth in noninterest revenues of $41.9 million which includes revenue growth of $31.1 million by the Data Services segment and growth in net interest income of $17.9 million primarily due to the lower cost of interest bearing liabilities and loan growth which was offset operating expense growth which is primarily driven by the Data Services segment and lower securities gains.


                              CAPITAL RESOURCES
                              -----------------

Shareholders' equity was $2.14 billion at June 30, 1999 compared to $2.24 billion at December 31, 1998 and $2.12 billion at June 30, 1998.

The Corporation has net unrealized gains on securities available for sale at June 30, 1999 of $14.8 million, a decrease of $43.3 million compared to December 31, 1998.

During the second quarter of 1999, M&I repurchased 1.2 million shares of its Common Stock under the authorization by the Board of Directors to repurchase up to 6.0 million common shares annually and has cumulatively repurchased 3.2 million shares in the first half of 1999. The aggregate cost of the shares repurchased was $81.6 million in the second quarter and $198.0 million since the beginning of 1999.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                       RISK-BASED CAPITAL RATIOS
                       -------------------------
                            ($ in millions)
                            ---------------
                                               June 30, 1999              December 31, 1998
                                         -----------------------    -----------------------
                                            Amount      Ratio          Amount      Ratio
                                         ----------- -----------    ----------- -----------
Tier 1 Capital                          $      1,959       11.88 % $     2,060        12.78 %
Tier 1 Capital Minimum Requirement               660        4.00           645         4.00
                                         ------------ ------------   ----------- -----------
Excess                                  $      1,299        7.88 %  $     1,415        8.78 %
                                         ============ ============   =========== ===========

Total Capital                           $      2,246       13.61 %  $     2,342       14.53 %
Total Capital Minimum Requirement              1,320        8.00          1,290        8.00
                                         ------------ ------------   ----------- -----------
Excess                                  $        926        5.61 %  $     1,052        6.53 %
                                         ============ ============   =========== ===========

Risk-Adjusted Assets                    $     16,494                $    16,121
                                         ============                ===========

                            LEVERAGE RATIOS
                            ---------------
                            ($ in millions)
                            ---------------

                                            June 30, 1999                December 31, 1998
                                 -------------------------------   -------------------------------
                                      Amount           Ratio            Amount           Ratio
                                 --------------- ---------------   --------------- ---------------
Tier 1 Capital                  $         1.959            8.94 % $         2,060            9.86 %
Minimum Leverage Requirement        657 - 1,096     3.00 - 5.00       627 - 1,045     3.00 - 5.00
                                 --------------- ---------------   --------------- ---------------
Excess                          $ 1,302 -   863     5.94 - 3.94 % $ 1,433 - 1,015     6.86 - 4.86 %
                                 =============== ===============   =============== ===============

Adjusted Average Total Assets   $        21,912                   $        20,896
                                 ===============                   ===============


YEAR 2000 Update
----------------

The following is an update of the state of readiness, contingency plans and estimated costs for addressing year 2000. This update should be read in conjunction with the discussion on Year 2000 contained in the Corporation's 1998 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the three months ended March 31, 1999. For purposes of this discussion, the summary has been segregated between Data Services and the remainder of the Corporation and Subsidiaries.

                               DATA SERVICES
                               -------------

June 30, 1999, represented a significant target date. Federal Financial Institutions Examination Council (FFIEC) guidelines called for a certain level of progress with respect to Y2K readiness to be made by this date including; (1) completed testing of mission critical systems, (2) substantial completion of implementation of mission critical systems and (3) Y2K contingency test plans should be executed however, in May, 1999, the FFEIC released additional guidance allowing execution of contingency test plans to extend into the third and fourth quarters, where necessary. Of the 112 Application / Open Systems Inventory, 96% have completed their 20xx testing and 93% have completed implementation of Year 2000-ready code. Of the 653 identified areas/ products, 98% Y2K contingency test plans have been executed.

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

Data Services is also continuing to focus on the clean management process and document retention, assessing its physical infrastructure, customer communications and needs assessments, and continued work on contingency strategies such as capacity plans.

Future data processing revenue is critically dependent upon successfully implementing the necessary changes to ensure year 2000 compliance.


          CORPORATION AND SUBSIDIARIES (Excluding Data Services)
          ------------------------------------------------------

Designated "Mission Critical" software has been renovated and validated.

The risk assessment phase of assessing vendor readiness and testing hardware has been completed. Certification of "Non-Mission Critical" hardware, software, office machines and building systems was completed in the second quarter of 1999.

The risk assessment for customer readiness has been completed. Customers who have been assigned a moderate or high risk factor are being monitored on an ongoing basis.

Although M&I has had contingency plans (disaster recovery) in place covering major business disruptions like power outages and communications or computer system failures for some time, in January 1998, the Corporation began to revise these plans to specifically include year 2000 issues. As a part of this process the Corporation has identified a list of "most reasonably likely worst case scenarios" and action plans to minimize business disruption if they were to occur. The major scenarios identified take into account the Corporation's dependency on utilities, government and customer behavior over which it has very limited control. Reviews have been made of the year 2000 programs and contingency plans for the Federal Reserve and major utilities. Periodic updates of their progress in following their year 2000 readiness timetables are being made. Contingency plans and business resumption plans are in place for each affiliate. Testing of contingency plans is expected to be completed in the third quarter of 1999.

                           YEAR 2000 RELATED COSTS
                           -----------------------

The majority of Data Services' contracts do not provide for additional reimbursement over and above the previously contracted maintenance amounts. The current estimate of the Corporation's total net direct cost for the year 2000 effort is approximately $45 million with Data Services representing approximately 90% of that amount. Additional costs associated with desktop renovation, router upgrades, security system upgrades, clean management and document preparation and retention, capacity planning, and other infrastructure and customer issues has resulted in an increase in the current estimate of approximately $5 million since year-end 1998. Approximately $31.4 million has been expensed through June 30, 1999. The cost for the three months ended June 30, 1999 and 1998 were $3.0 million and $2.9 million, respectively. Replacement equipment and software are being capitalized or expensed in accordance with the Corporation's normal accounting policies. Write-offs of the net book value of equipment or software that is not Year 2000 compliant is included in the above estimates.

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

                              Interest Rate Risk
                              ------------------

The Corporation's consolidated static gap position as of June 30, 1999 has not materially changed since December 31, 1998.

Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical +/- 100 basis point parallel rate shock is accomplished through the use of simulation modeling. The following table illustrates these amounts as of June 30, 1999, March 31, 1999, and December 31, 1998, which are within the limits established by the Corporation:

                                                  Impact to Pretax Income
                                       --------------------------------------------
Hypothetical Change in Interest Rate   June 30, 1999  March 31, 1999  Dec. 31, 1998
-------------------------------------- -------------  --------------  -------------
  100 basis point Shock Up                 (12.9) %        (11.8) %       (8.6)%

  100 basis point Shock Down                11.1  %          9.2  %        5.9 %


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

Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environments. This technique involves determining the present value of all contractual asset and liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. The fair value of equity at risk is less than 4.0% of the market value of the Corporation as of June 30, 1999.


In September 1998, the Corporation began acting as an intermediary for swap agreements on behalf of its customers. These are derivative financial instruments and are matched off by the Corporation to eliminate exposure to market risk. Interest rate swaps held for trading included $47.5 million in notional amount of receive fixed and $47.5 million in notional amount of pay fixed at June 30, 1999.

                          PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

 C. During the period covered by this report, 25,000 shares of the Registrant's Common Stock were issued pursuant to employee stock options which had been gifted to family members of the original option holder. The option exercise price was $51.8125 per share. The issuance of the securities was exempt from the registration provisions of the Securities Act of 1933, as amended, as a transaction not involving a public offering.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

 A.  The Corporation held its Annual Meeting of Shareholders on April 27,
     1999.

 B. Votes cast for the election of seven directors to serve until the 2002 Annual Meeting of Shareholders are as follows:

          Director               For        Against     Abstentions   Non-Vote
     --------------------    ----------    ---------    -----------   --------
     Oscar C. Boldt          86,945,837      987,340         --          --
     Timothy E. Hoeksema     87,065,012      868,165         --          --
     Burleigh E Jacobs       86,873,315    1,059,862         --          --
     James F. Kress          87,074,756      858,421         --          --
     Robert A. Schaefer      87,119,704      813,473         --          --
     John S. Shiely          87,132,970      800,206         --          --
     Gus A. Zuehlke          86,859,033    1,074,144         --          --


     Votes cast for the election of one director to serve until the 2001 Annual Meeting of Shareholders are as follows:

          Director               For        Against     Abstentions   Non-Vote
     --------------------    ----------    ---------    -----------   --------
     George E. Wardeberg     87,091,676      841,501         --          --


     The continuing Directors of the Corporation are as follows:

     Richard A. Abdoo                         Jon F. Chait
     Wendell F. Bueche                        D.J. Kuester
     G.H. Gunnlaugsson                        Edward L. Meyer, Jr.
     Jack F. Kellner                          Don R. O'Hare
     Katharine C. Lyall                       San W. Orr, Jr.
     P.M. Platten, III                        J.A. Puelicher
     J.B. Wigdale                             Stuart W. Tisdale
     James O. Wright


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


August 13, 1999