Form 10-Q
period 1999-09-30
MARSHALL & ILSLEY CORP/WI/
filed 1999-11-15
CIK 62741

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999
              -------------------------------------------------
                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission file number  0-1220
                        ------------------------------

                         MARSHALL & ILSLEY CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                  39-0968604
             -----------                                ------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         770 North Water Street
          Milwaukee, Wisconsin                                  53202
         ----------------------                                 -----
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

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                      October 29, 1999
            -----                                      ----------------
Common Stock, $1.00 Par Value                             106,506,835

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                                    September 30,  December 31,   September 30,
Assets                                                  1999           1998           1998
------                                              --------------------------------------------
Cash and cash equivalents:
  Cash and due from banks                         $      663,136 $      760,405 $      596,478
  Federal funds sold and
    security resale agreements                           105,847         34,616         51,498
  Money market funds                                      70,711        111,717        280,952
                                                    -------------  -------------  -------------
Total cash and cash equivalents                          839,694        906,738        928,928

Investment securities:
  Trading securities, at market value                     65,780         34,046         57,219
  Short-term investments, at cost which
    approximates market value                              6,453         51,971         49,796
  Available for sale at market value                   4,366,180      4,049,421      4,359,883
  Held to maturity at amortized cost,
    market value $1,178,562 ($1,095,048
    December 31, and $1,099,744 September 30, 1998)    1,196,200      1,056,233      1,058,452
                                                    -------------  -------------  -------------
Total investment securities                            5,634,613      5,191,671      5,525,350

Loans and leases                                      15,576,702     13,996,166     13,729,765
  Less: Allowance for loan and lease losses              226,461        226,052        218,706
                                                    -------------  -------------  -------------
Net loans and leases                                  15,350,241     13,770,114     13,511,059

Premises and equipment                                   362,111        360,345        360,096
Intangible assets                                        362,824        335,533        340,283
Accrued interest and other assets                      1,038,767      1,001,892        542,465
                                                    -------------  -------------  -------------
Total Assets                                      $   23,588,250 $   21,566,293 $   21,208,181
                                                    =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                             $    2,789,554 $    2,929,195 $    2,629,976
  Interest bearing                                    12,848,691     12,990,724     11,866,461
                                                    -------------  -------------  -------------
Total deposits                                        15,638,245     15,919,919     14,496,437

Funds purchased and security
  repurchase agreements                                1,458,229      1,712,165      2,298,997
Other short-term borrowings                            3,155,558        365,120        847,033
Accrued expenses and other liabilities                   641,648        530,828        504,494
Long-term borrowings                                     569,419        794,482        866,563
                                                    -------------  -------------  -------------
Total liabilities                                     21,463,099     19,322,514     19,013,524

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 336,370 shares issued
    (685,314 December 31, and September 30,1998)             336            685            685
  Common stock, $1.00 par value; 112,757,546
    shares issued                                        112,757        112,757        112,757
  Additional paid-in capital                             447,901        621,795        610,577
  Retained earnings                                    1,849,872      1,664,123      1,605,680
  Net unrealized (losses) gains on securities
    available for sale, net of related taxes              (3,590)        58,102         66,971
  Less: Treasury common stock, at cost;
          6,190,336 shares (6,654,170 December 31,
          and 6,581,090 September 30, 1998)              262,345        194,046        186,692
        Deferred compensation                             19,780         19,637         15,321
                                                    -------------  -------------  -------------
Total shareholders' equity                             2,125,151      2,243,779      2,194,657
                                                    -------------  -------------  -------------
Total Liabilities and Shareholders' Equity        $   23,588,250 $   21,566,293 $   21,208,181
                                                    =============  =============  =============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                             Three Months Ended September 30,
                                             --------------------------------
Interest income                                      1999           1998
---------------                              --------------------------------
  Loans and leases                           $      294,660 $      274,529
  Investment securities:
    Taxable                                          67,915         71,421
    Exempt from Federal income taxes                 15,089         13,345
  Trading securities                                    500            657
  Short-term investments                              2,313          2,557
                                               -------------  -------------
Total interest income                               380,477        362,509

Interest expense
----------------
  Deposits                                          152,751        142,183
  Short-term borrowings                              34,122         34,085
  Long-term borrowings                               15,801         16,774
                                               -------------  -------------
Total interest expense                              202,674        193,042
                                               -------------  -------------
Net interest income                                 177,803        169,467
Provision for loan and lease losses                   4,797          4,769
                                               -------------  -------------
Net interest income after
  provision for loan and lease losses               173,006        164,698

Other income
------------
  Data processing services
    Processing                                       66,985         58,734
    Software and consulting                          20,459         22,698
    E-commerce                                       40,823         20,773
                                               -------------  -------------
  Total data processing services                    128,267        102,205
  Internet banking                                      434             --
  Trust services                                     25,745         23,807
  Service charges on deposits                        18,177         15,636
  Mortgage banking                                    4,857         12,026
  Capital Markets revenue                             8,606            (42)
  Net investment securities gains                        59          3,760
  Other                                              36,102         26,309
                                               -------------  -------------
Total other income                                  222,247        183,701

Other expense
-------------
  Salaries and employee benefits                    152,568        131,217
  Net occupancy                                      12,722         11,271
  Equipment                                          27,374         26,212
  Software expenses                                   6,667          5,591
  Processing charges                                  7,273          6,190
  Supplies and printing                               4,591          4,430
  Professional services                               8,352          6,049
  Amortization of intangibles                         8,120         10,845
  Other                                              32,207         23,981
                                               -------------  -------------
Total other expense                                 259,874        225,786
                                               -------------  -------------
Income before income taxes                          135,379        122,613
Provision for income taxes                           44,543         42,458
                                               -------------  -------------
Net income                                   $       90,836 $       80,155
                                               =============  =============
Net income per common share
---------------------------
  Basic                                      $         0.86 $         0.74
  Diluted                                              0.81           0.70

Dividends paid per common share              $         0.24 $         0.22

Weighted average common shares outstanding:
  Basic                                             103,641        106,043
  Diluted                                           112,198        115,329

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                             Nine Months Ended September 30,
                                             -------------------------------
Interest income                                    1999           1998
---------------                              -------------------------------
  Loans and leases                           $      846,178 $      811,904
  Investment securities:
    Taxable                                         200,487        215,691
    Exempt from Federal income taxes                 42,980         38,516
  Trading securities                                  1,280          1,684
  Short-term investments                              6,840          7,548
                                               -------------  -------------
Total interest income                             1,097,765      1,075,343

Interest expense
----------------
  Deposits                                          423,338        426,221
  Short-term borrowings                              98,932         96,806
  Long-term borrowings                               47,133         50,235
                                               -------------  -------------
Total interest expense                              569,403        573,262
                                               -------------  -------------
Net interest income                                 528,362        502,081
Provision for loan and lease losses                  14,481         14,502
                                               -------------  -------------
Net interest income after
  provision for loan and lease losses               513,881        487,579

Other income
------------
  Data processing services
    Processing                                      193,219        170,972
    Software and consulting                          60,052         69,784
    E-commerce                                      102,028         57,375
                                               -------------  -------------
  Total data processing services                    355,299        298,131
  Internet banking                                    1,506             --
  Trust services                                     74,676         67,314
  Service charges on deposits                        51,649         45,880
  Mortgage banking                                   23,496         37,185
  Capital Markets revenue                            12,334         13,387
  Net investment securities gains                       414          5,966
  Other                                             106,698         79,632
                                               -------------  -------------
Total other income                                  626,072        547,495

Other expense
-------------
  Salaries and employee benefits                    436,357        387,204
  Net occupancy                                      37,068         33,260
  Equipment                                          80,754         76,148
  Software expenses                                  19,556         15,659
  Processing charges                                 22,697         18,443
  Supplies and printing                              14,288         13,722
  Professional services                              22,885         16,308
  Amortization of intangibles                        31,647         32,455
  Merger/Restructuring                                   --         23,373
  Other                                              76,800         81,370
                                               -------------  -------------
Total other expense                                 742,052        697,942
                                               -------------  -------------
Income before income taxes                          397,901        337,132
Provision for income taxes                          134,016        119,279
                                               -------------  -------------
Net income                                   $      263,885 $      217,853
                                               =============  =============
Net income per common share
---------------------------
  Basic                                      $         2.48 $         2.01
  Diluted                                              2.33           1.89

Dividends paid per common share              $         0.70 $         0.64

Weighted average common shares outstanding:
  Basic                                             104,403        105,758
  Diluted                                           113,493        115,270

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999           1998
                                             -------------------------------
Net Cash Provided by Operating Activities    $      539,610 $      259,838

Cash Flows From Investing Activities:
-------------------------------------
  Net (increase)/decrease in securities with
    maturities of three months or less               21,400        (12,500)
  Proceeds from sales of securities
    available for sale                              116,349        149,995
  Proceeds from maturities of longer
    term securities                                 795,350      1,098,190
  Purchases of longer term securities            (1,432,412)      (987,206)
  Net increase in loans                          (1,601,550)      (893,358)
  Purchases of assets to be leased                 (316,443)      (207,141)
  Principal payments on lease receivables           221,888        172,863
  Fixed asset purchases, net                        (47,486)       (48,705)
  Acquisitions and investments in joint venture     (84,408)            --
  Other                                              10,110         11,448
                                               -------------  -------------
    Net cash used in investing activities        (2,317,202)      (716,414)
                                               -------------  -------------
Cash Flows From Financing Activities:
-------------------------------------
  Net decrease in deposits                         (277,507)      (523,891)
  Proceeds from issuance of commercial paper      1,382,699        542,348
  Payments for maturity of commercial paper      (1,171,752)      (641,501)
  Net increase in other short-term
    borrowings                                    2,141,191      1,215,977
  Proceeds from issuance of long-term debt          134,356         85,886
  Payments of long-term debt                       (177,402)      (139,539)
  Dividends paid                                    (78,118)       (72,215)
  Purchases of treasury stock                      (257,831)       (13,296)
  Other                                              14,912         13,672
                                               -------------  -------------
    Net cash provided by financing activities     1,710,548        467,441
                                               -------------  -------------
Net increase (decrease) in cash
  and cash equivalents                              (67,044)        10,865

Cash and cash equivalents, beginning of year        906,738        918,063
                                               -------------  -------------
Cash and cash equivalents, end of period     $      839,694 $      928,928
                                               =============  =============
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                 $      578,567 $      577,029
    Income taxes                                     23,690        101,812

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
                       Notes to Financial Statements

                   September 30, 1999 & 1998 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 1998 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1998 consolidated financial statements and analyses have been reclassified to conform with the 1999 presentation.


  2. The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes. On September 15, 1999, the holder of the Corporation's Series A convertible preferred stock converted 348,944 shares of Series A into 3,832,957 shares of the Corporation's common stock. This is a noncash transaction for purposes of the Consolidated Statements of Cash Flows.

      The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized.


  3.  Acquisitions / Acquisition Update

      In conjunction with the April 1, 1998 merger with Advantage Bancorp, Inc. the Corporation recorded a merger/restructuring charge of $23.4 million. During the third quarter the remaining obligation associated with a closed facility was satisfied and the merger/restructuring has been completed. There were no material adjustments to the initial amount recorded.

      In conjunction with the October 1, 1997 purchase acquisition of Security Capital Corporation, $18.6 million of exit costs were recorded as liabilities assumed in the acquisition. As of September 30, 1999, the remaining liability amounted to $.8 million which consists of unpaid severance. Periodic severance payments will continue through 2002.

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                  Three Months Ended September 30, 1999
                                                  -------------------------------------
                                                                                Per
                                                     Income    Average Shares  Share
                                                   (Numerator) (Denominator)   Amount
                                                  -------------------------------------
    Net Income                                    $    90,836
    Convertible Preferred Dividends                    (1,843)
                                                   -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders     $    88,993       103,641 $    0.86
                                                                              ========
    Effect of Dilutive Securities
      Convertible Preferred Stock                       1,843         7,011
      Stock Options and Restricted Stock Plans             --         1,546
                                                   ----------- -------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders
        Plus Assumed Conversions                  $    90,836       112,198 $    0.81
                                                                              ========

                                                  Three Months Ended September 30, 1998
                                                  -------------------------------------
                                                                                Per
                                                     Income    Average Shares  Share
                                                   (Numerator) (Denominator)   Amount
                                                  -------------------------------------
    Net Income                                    $    80,155
    Convertible Preferred Dividends                    (1,689)
                                                   -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders     $    78,466       106,043 $    0.74
                                                                              ========
    Effect of Dilutive Securities
      Convertible Preferred Stock                       1,689         7,677
      Stock Options and Restricted Stock Plans             --         1,609
                                                   ----------- -------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders
        Plus Assumed Conversions                  $    80,155       115,329 $    0.70
                                                                              ========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

                                                  Nine Months Ended September 30, 1999
                                                  ------------------------------------
                                                                                Per
                                                     Income    Average Shares  Share
                                                   (Numerator) (Denominator)   Amount
                                                  ------------------------------------
    Net Income                                    $   263,885
    Convertible Preferred Dividends                    (5,374)
                                                   -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders     $   258,511       104,403 $    2.48
                                                                              ========
    Effect of Dilutive Securities
      Convertible Preferred Stock                       5,374         7,453
      Stock Options and Restricted Stock Plans             --         1,637
                                                   ----------- -------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders
        Plus Assumed Conversions                  $   263,885       113,493 $    2.33
                                                                              ========

                                                  Nine Months Ended September 30, 1998
                                                  ------------------------------------
                                                                                Per
                                                     Income    Average Shares  Share
                                                   (Numerator) (Denominator)   Amount
                                                  ------------------------------------
    Net Income                                    $   217,853
    Convertible Preferred Dividends                    (4,913)
                                                   -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders     $   212,940       105,758 $    2.01
                                                                              ========
    Effect of Dilutive Securities
      Convertible Preferred Stock                       4,913         7,677
      Stock Options and Restricted Stock Plans             --         1,835
                                                   ----------- -------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders
        Plus Assumed Conversions                  $   217,853       115,270 $    1.89
                                                                              ========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

  5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                September 30, December 31,  September 30,
                                                    1999          1998          1998
                                               ------------------------------------------
    Other investment securities available for sale:
       U.S. treasury and
         government agencies                  $   3,936,728 $   3,723,703 $   3,990,061
       State and political subdivisions              31,029           148         1,434
       Other                                        398,423       325,570       368,388
                                                ------------  ------------  ------------
       Other available for sale               $   4,366,180 $   4,049,421 $   4,359,883
                                                ============  ============  ============
    Investment securities held to maturity:
       U.S. treasury and
         government agencies                  $          32 $          -- $          --
       State and political subdivisions           1,191,149     1,051,565     1,054,152
       Other                                          5,019         4,668         4,300
                                                ------------  ------------  ------------
       Held to maturity                       $   1,196,200 $   1,056,233 $   1,058,452
                                                ============  ============  ============


  6. The Corporation's loan and lease portfolio consists of the following ($000's):

                                                September 30, December 31,  September 30,
                                                    1999          1998          1998
                                               ------------------------------------------
    Commercial, financial
       & agricultural                         $   4,543,473 $   4,077,837 $   4,007,022

    Real estate:
       Construction                                 458,750       425,442       419,520
       Residential mortgage                       4,633,857     4,045,022     3,985,730
       Commercial mortgage                        3,939,669     3,667,924     3,591,558
                                                ------------  ------------  ------------
    Total real estate                             9,032,276     8,138,388     7,996,808

    Personal                                      1,244,573     1,166,541     1,167,002

    Lease financing                                 756,380       613,400       558,933
                                                ------------  ------------  ------------
                                              $  15,576,702 $  13,996,166 $  13,729,765
                                                ============  ============  ============


  7.  The Corporation's deposit liabilities consists of the following ($000's):

                                                September 30, December 31,  September 30,
                                                    1999          1998          1998
                                               ------------------------------------------
    Noninterest bearing demand                $   2,789,554 $   2,929,195 $   2,629,976

    Savings and NOW                               6,910,873     6,768,523     6,348,829
    CD's $100,000 and over                        1,770,614     1,497,315     1,594,614
    Other time deposits                           3,438,373     3,544,614     3,674,751
    Foreign Deposits                                728,831     1,180,272       248,267
                                                ------------  ------------  ------------
                                              $  15,638,245 $  15,919,919 $  14,496,437
                                                ============  ============  ============

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

  8.  Comprehensive Income

      The following table presents the Corporation's comprehensive income ($000's):

                                                     Three Months Ended
                                                -----------------------------
                                                September 30,   September 30,
                                                    1999            1998
                                                ------------    ------------
    Net income                                $      90,836   $      80,155

    Other comprehensive income

       Unrealized gains (losses) on
       securities, net of tax:
         Arising during the period                  (18,222)         25,094
         Reclassification for securities
           transactions included in net income         (125)         (1,853)
                                                ------------    ------------
                                                    (18,347)         23,241
                                                ------------    ------------
    Total comprehensive income                $      72,489   $     103,396
                                                ============    ============

                                                      Nine Months Ended
                                                -----------------------------
                                                September 30,   September 30.
                                                    1999            1998
                                                ------------    ------------
    Net income                                $     263,885   $     217,853

    Other comprehensive income

       Unrealized gains (losses) on
       securities, net of tax:
         Arising during the period                  (60,692)         20,131
         Reclassification for securities
           transactions included in net income       (1,000)         (5,258)
                                                ------------    ------------
                                                    (61,692)         14,873
                                                ------------    ------------
    Total comprehensive income                $     202,193   $     232,726
                                                ============    ============

      Other comprehensive income as shown is net of deferred income tax (benefits)/expenses of ($9,145) and $13,298 for the three months and ($34,927) and $8,464 for the nine months ended September 30, 1999 and 1998, respectively.

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

  9.  Segments

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

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

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

                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------  -----------------------------
                                               September 30,   September 30,  September 30,   September 30,
                                                   1999            1998           1999            1998
                                               -------------   -------------  -------------   -------------
    Revenue:
      Net interest income                     $     177.1     $     166.3    $     524.7     $     493.0
      Other revenues:
        Unaffiliated customers                       45.1            41.8          138.8           122.8
        Affiliated customers                          3.9             3.4           11.6            10.5
                                               -----------     -----------    -----------     -----------
    Total revenues                                  226.1           211.5          675.1           626.3

    Expenses:
      Intersegment charges                           21.9            22.9           69.2            68.5
      Other operating expense                        79.3            70.8          235.0           221.2
                                               -----------     -----------    -----------     -----------
    Total expenses                                  101.2            93.7          304.2           289.7
    Provision for loan and lease losses               4.7             4.7           14.1            14.0
    Income tax expense                               37.4            38.4          113.1           109.4
                                               -----------     -----------    -----------     -----------
    Operating income                          $      82.8     $      74.7    $     243.7     $     213.2
                                               ===========     ===========    ===========     ===========
    Identifiable assets                       $  22,275.8     $  20,113.3    $  22,275.8     $  20,113.3
                                               ===========     ===========    ===========     ===========
    Return on tangible equity                        20.4 %          18.8 %         20.3 %          18.4 %
                                               ===========     ===========    ===========     ===========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

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

                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------  -----------------------------
                                               September 30,   September 30,  September 30,   September 30,
                                                   1999            1998           1999            1998
                                               -------------   -------------  -------------   -------------
    Banking revenues:
      Commercial Banking                      $      99.0     $      97.4    $     290.8     $     284.0
      Retail Banking                                 95.0            90.4          285.4           270.5
      Investments and Other                          32.1            23.7           98.9            71.8
                                               -----------     -----------    -----------     -----------
    Total banking revenues                    $     226.1     $     211.5    $     675.1     $     626.3
                                               ===========     ===========    ===========     ===========

    Percent of total banking revenue:
      Commercial Banking                             43.8 %          46.0 %         43.1 %          45.3 %
      Retail Banking                                 42.0            42.7           42.3            43.2
      Investments and Other                          14.2            11.3           14.6            11.5
                                               -----------     -----------    -----------     -----------
    Total banking revenues                          100.0 %         100.0 %        100.0 %         100.0 %
                                               ===========     ===========    ===========     ===========

    Operating banking income
      Commercial Banking                      $      43.0     $      40.1    $     121.6     $     114.1
      Retail Banking                                 24.4            22.2           69.8            64.7
      Investments and Other                          15.4            12.4           52.3            34.4
                                               -----------     -----------    -----------     -----------
    Total operating banking income            $      82.8     $      74.7    $     243.7     $     213.2
                                               ===========     ===========    ===========     ===========

    Percent of total operating banking income:
      Commercial Banking                             51.9 %          53.7 %         49.9 %          53.5 %
      Retail Banking                                 29.5            29.7           28.7            30.3
      Investments and Other                          18.6            16.6           21.4            16.2
                                               -----------     -----------    -----------     -----------
    Total operating banking income                  100.0 %         100.0 %        100.0 %         100.0 %
                                               ===========     ===========    ===========     ===========

    Banking return on tangible equity
      Commercial Banking                             28.9 %          24.6 %         26.0 %          23.5 %
      Retail Banking                                 23.7            19.5           21.9            18.6
                                               -----------     -----------    -----------     -----------
    Total banking return on tangible equity          20.4 %          18.8 %         20.3 %          18.4 %
                                               ===========     ===========    ===========     ===========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

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

                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------  -----------------------------
                                               September 30,   September 30,  September 30,   September 30,
                                                   1999            1998           1999            1998
                                               -------------   -------------  -------------   -------------
    Revenue:
      Net interest expense                    $      (1.2)    $      (0.6)   $      (3.2)    $      (1.9)
      Other revenues:
        Unaffiliated customers                      132.0           105.5          365.8           307.0
        Affiliated customers                         22.2            21.2           65.6            63.6
                                               -----------     -----------    -----------     -----------
    Total revenues                                  153.0           126.1          428.2           368.7

    Expenses:
      Intersegment charges                            1.3             0.5            1.8             1.9
      Other operating expense                       130.2           108.6          365.4           321.2
                                               -----------     -----------    -----------     -----------
    Total expenses                                  131.5           109.1          367.2           323.1
    Income tax expense                                9.0             7.1           26.0            19.1
                                               -----------     -----------    -----------     -----------
    Operating income                          $      12.5     $       9.9    $      35.0     $      26.5
                                               ===========     ===========    ===========     ===========
    Identifiable assets                       $     479.7     $     350.1    $     479.7     $     350.1
                                               ===========     ===========    ===========     ===========
    Return on equity                                 20.9 %          20.0 %         20.5 %          18.7 %
                                               ===========     ===========    ===========     ===========


      Data Services revenue from unaffiliated customers consist of the following ($ in millions):

                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------  -----------------------------
                                               September 30,   September 30,  September 30,   September 30,
                                                   1999            1998           1999            1998
                                               -------------   -------------  -------------   -------------
    Data Processing Services                  $     128.3     $     102.2     $     355.3     $     298.1
    Merchant credit card and other
      customer services                               3.5             3.2             9.9             8.6
    Other                                             0.2             0.1             0.6             0.3
                                               -----------     -----------     -----------     -----------
    Total unaffiliated customer revenue       $     132.0     $     105.5     $     365.8     $     307.0
                                               ===========     ===========     ===========     ===========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

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

                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------  -----------------------------
                                               September 30,   September 30,  September 30,   September 30,
                                                   1999            1998           1999            1998
                                               -------------   -------------  -------------   -------------
    Revenue:
      Net interest income                     $       6.0     $       8.1    $      18.0     $      25.1
      Other revenues:
        Unaffiliated customers                       43.7            34.3          117.0           113.7
        Affiliated customers                          3.1             5.4           12.4            16.8
                                               -----------     -----------    -----------     -----------
    Total revenues                                   52.8            47.8          147.4           155.6

    Expenses:
      Intersegment charges                            5.8             7.1           18.0            20.4
      Other operating expense                        25.8            26.8           76.6            78.7
                                               -----------     -----------    -----------     -----------
    Total expenses                                   31.6            33.9           94.6            99.1
    Provision for loan and lease losses               0.1             0.1            0.4             0.5
    Income tax expense                                8.4             5.5           20.8            22.2
                                               -----------     -----------    -----------     -----------
    Operating income                          $      12.7     $       8.3    $      31.6     $      33.8
                                               ===========     ===========    ===========     ===========
    Identifiable assets                       $     682.1     $     704.0    $     682.1     $     704.0
                                               ===========     ===========    ===========     ===========
    Return on tangible equity                        24.1 %          17.4 %         20.5 %          24.4 %
                                               ===========     ===========    ===========     ===========


      Total Revenues by type in All Others consist of the following:

                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------  -----------------------------
                                               September 30,   September 30,  September 30,   September 30,
                                                   1999            1998           1999            1998
                                               -------------   -------------  -------------   -------------
    Trust Services                            $      26.4     $      24.4    $      76.6     $      68.6
    Residential Mortgage Banking                      8.3            11.7           28.7            35.8
    Capital Markets                                   8.2             1.0           13.9            19.4
    Brokerage and Insurance                           5.0             4.5           15.3            14.2
    Commercial Leasing                                3.2             3.3            8.5             9.8
    Commercial Mortgage Banking                       0.5             1.9            1.1             5.0
    Others                                            1.2             1.0            3.3             2.8
                                               -----------     -----------    -----------     -----------
    Total revenues                            $      52.8     $      47.8    $     147.4     $     155.6
                                               ===========     ===========    ===========     ===========

                       MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued

                   September 30, 1999 & 1998 (Unaudited)

      Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------  -----------------------------
                                               September 30,   September 30,  September 30,   September 30,
                                                   1999            1998           1999            1998
                                               -------------   -------------  -------------   -------------
    Revenues:
      Banking                                 $     226.1     $     211.5    $     675.1     $     626.3
      Data Services                                 153.0           126.1          428.2           368.7
      All Others                                     52.8            47.8          147.4           155.6
      Corporate overhead                             (3.1)           (0.5)          (7.0)           (4.6)
      Acquisition costs                               0.4            (1.7)          (0.2)           (6.2)
      Intersegment eliminations                     (29.1)          (30.0)         (89.1)          (90.2)
                                               -----------     -----------    -----------     -----------
    Consolidated revenues                     $     400.1     $     353.2    $   1,154.4     $   1,049.6
                                               ===========     ===========    ===========     ===========

    Expenses:
      Banking                                 $     101.2     $      93.7    $     304.2     $     289.7
      Data Services                                 131.5           109.1          367.2           323.1
      All Others                                     31.6            33.9           94.6            99.1
      Corporate overhead                             19.0            12.4           48.1            32.8
      Acquisition costs                               5.7             6.7           17.1            20.0
      Merger / Restructuring                           --              --             --            23.4
      Intersegment eliminations                     (29.1)          (30.0)         (89.1)          (90.2)
                                               -----------     -----------    -----------     -----------
    Consolidated expenses                     $     259.9     $     225.8    $     742.1     $     697.9
                                               ===========     ===========    ===========     ===========

    Net income (loss):
      Operating income:
        Banking                               $      82.8     $      74.7    $     243.7     $     213.2
        Data Services                                12.5             9.9           35.0            26.5
        All Others                                   12.7             8.3           31.6            33.8
      Corporate overhead                            (12.9)           (6.4)         (32.6)          (20.0)
      Acquisition costs                              (4.3)           (6.3)         (13.8)          (19.3)
      Merger / Restructuring                           --              --             --           (16.3)
                                               -----------     -----------    -----------     -----------
    Consolidated net income                   $      90.8     $      80.2    $     263.9     $     217.9
                                               ===========     ===========    ===========     ===========

    Assets:
      Banking                                 $  22,275.8     $  20,113.3    $  22,275.8     $  20,113.3
      Data Services                                 479.7           350.1          479.7           350.1
      All Others                                    682.1           704.0          682.1           704.0
      Corporate overhead                            203.7           125.1          203.7           125.1
      Acquisition costs                             274.5           297.7          274.5           297.7
      Intersegment eliminations                    (327.5)         (382.0)        (327.5)         (382.0)
                                               -----------     -----------    -----------     -----------
    Consolidated assets                       $  23,588.3     $  21,208.2    $  23,588.3     $  21,208.2
                                               ===========     ===========    ===========     ===========

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                             Three Months Ended September 30,
                                             --------------------------------
Assets                                              1999           1998
------                                       --------------------------------
Cash and due from banks                      $      637,807 $      640,704

Trading securities                                   39,441         51,050
Short-term investments                              169,359        191,666
Other investment securities:
  Taxable                                         4,237,305      4,461,150
  Tax-exempt                                      1,257,039      1,107,902
                                               -------------  -------------
Total investment securities                       5,703,144      5,811,768

Loans and leases:
  Commercial                                      4,423,809      3,857,381
  Real estate                                     8,778,791      7,863,491
  Personal                                        1,221,193      1,153,680
  Lease financing                                   734,107        541,679
                                               -------------  -------------
                                                 15,157,900     13,416,231
  Less: Allowance for loan and lease losses         226,659        217,847
                                               -------------  -------------
Total loans and leases                           14,931,241     13,198,384

Premises and equipment, net                         361,304        357,903
Accrued interest and other assets                 1,399,224        895,205
                                               -------------  -------------
Total Assets                                 $   23,032,720 $   20,903,964
                                               =============  =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                        $    2,688,853 $    2,583,802
  Interest bearing                               13,959,810     12,205,667
                                               -------------  -------------
Total deposits                                   16,648,663     14,789,469
Funds purchased and security repurchase
  agreements                                      2,112,603      2,278,791
Other short-term borrowings                         535,798        168,448
Long-term borrowings                              1,012,197      1,033,687
Accrued expenses and other liabilities              585,052        479,417
                                               -------------  -------------
Total liabilities                                20,894,313     18,749,812

Shareholders' equity                              2,138,407      2,154,152
                                               -------------  -------------
Total Liabilities and Shareholders' Equity   $   23,032,720 $   20,903,964
                                               =============  =============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                             Nine Months Ended September 30,
                                             -------------------------------
Assets                                              1999           1998
------                                       -------------------------------
Cash and due from banks                      $      641,079 $      648,964


Trading securities                                   34,162         43,669
Short-term investments                              182,050        184,724
Other investment securities:
  Taxable                                         4,200,967      4,381,673
  Tax-exempt                                      1,190,219      1,069,575
                                               -------------  -------------
Total investment securities                       5,607,398      5,679,641

Loans and leases:
  Commercial                                      4,290,413      3,658,059
  Real estate                                     8,439,095      7,932,551
  Personal                                        1,181,789      1,150,182
  Lease financing                                   680,198        515,441
                                               -------------  -------------
                                                 14,591,495     13,256,233
  Less: Allowance for loan and lease losses         228,772        215,227
                                               -------------  -------------
Total loans and leases                           14,362,723     13,041,006

Premises and equipment, net                         358,060        355,669
Accrued interest and other assets                 1,353,094        889,042
                                               -------------  -------------
Total Assets                                 $   22,322,354 $   20,614,322
                                               =============  =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                        $    2,626,236 $    2,490,592
  Interest bearing                               13,268,169     12,138,017
                                               -------------  -------------
Total deposits                                   15,894,405     14,628,609
Funds purchased and security repurchase
  agreements                                      2,343,580      1,996,051
Other short-term borrowings                         358,194        350,168
Long-term borrowings                              1,014,817      1,046,196
Accrued expenses and other liabilities              525,709        487,338
                                               -------------  -------------
Total liabilities                                20,136,705     18,508,362

Shareholders' equity                              2,185,649      2,105,960
                                               -------------  -------------
Total Liabilities and Shareholders' Equity   $   22,322,354 $   20,614,322
                                               =============  =============

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
        ----------------------------------------------------------
                         AND RESULTS OF OPERATIONS
                         -------------------------


              THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              ----------------------------------------------

Net income for the third quarter of 1999 amounted to $90.8 million compared to $80.2 million for the same period in the prior year. Basic and diluted earnings per share were $.86 and $.81 respectively for the three months ended September 30, 1999, compared with $.74 and $.70, respectively for the three months ended September 30, 1998. The return on average assets and average equity were 1.56% and 16.85% for the quarter ended September 30, 1999 and 1.52% and 14.76% for the quarter ended September 30, 1998.

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

 SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
 -------------------------------------------------------------------------
                       (000's except per share data)
                       -----------------------------

                                                 1999                        1998
                                    -------------------------------  --------------------
                                      Third     Second      First     Fourth      Third
                                     Quarter    Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------  ---------
 Interest income                   $ 380,477  $ 364,702  $ 352,586  $ 358,701  $ 362,509
 Interest expense                   (202,674)  (186,960)  (179,769)  (184,712)  (193,042)
                                    ---------  ---------  ---------  ---------  ---------
 Net interest income                 177,803    177,742    172,817    173,989    169,467

 Provision for loan and lease losses  (4,797)    (4,811)    (4,873)   (12,588)    (4,769)

 Net investment securities gains          59        355         --      1,179      3,760

 Other income                        222,188    208,110    195,360    207,659    179,941

 Other expense                      (259,874)  (247,883)  (234,295)  (242,086)  (225,786)
                                    ---------  ---------  ---------  ---------  ---------
 Income before taxes                 135,379    133,513    129,009    128,153    122,613

 Income tax provision                (44,543)   (45,995)   (43,478)   (44,683)   (42,458)
                                    ---------  ---------  ---------  ---------  ---------
 Operating income                  $  90,836  $  87,518  $  85,531  $  83,470  $  80,155
                                    =========  =========  =========  =========  =========
 Cash operating income             $  95,796  $  92,475  $  94,372  $  88,679  $  85,354
                                    =========  =========  =========  =========  =========
 Per Common Share
   Operating income
     Basic                         $    0.86  $    0.82  $    0.79  $    0.77  $    0.74
     Diluted                            0.81       0.77       0.75       0.72       0.70
   Cash Operating income
     Basic                         $    0.91  $    0.86  $    0.88  $    0.82  $    0.79
     Diluted                            0.85       0.81       0.82       0.77       0.74
   Dividends                            0.24       0.24       0.22       0.22       0.22

 Return on Average Equity
   Operating income                    16.85 %    16.04 %    15.55 %    14.96 %    14.76 %
   Cash Operating income               21.04      20.04      19.78      18.35      18.26

        SUMMARY CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS
        ----------------------------------------------------------
                   AS A PERCENT OF AVERAGE TOTAL ASSETS
                   ------------------------------------

                                                 1999                        1998
                                    -------------------------------  --------------------
                                      Third     Second      First     Fourth      Third
                                     Quarter    Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------  ---------
 Interest income (FTE)                  6.68 %     6.68 %     6.75 %     6.81 %     7.01 %
 Interest expense                      (3.49)     (3.36)     (3.38)     (3.44)     (3.67)
                                    ---------  ---------  ---------  ---------  ---------
 Net interest income                    3.19       3.32       3.37       3.37       3.34

 Provision for loan and lease losses   (0.08)     (0.09)     (0.09)     (0.23)     (0.09)

 Net investment securities gains          --       0.01         --       0.02       0.07

 Other income                           3.83       3.74       3.67       3.87       3.42

 Other expense                         (4.49)     (4.46)     (4.40)     (4.51)     (4.29)
                                    ---------  ---------  ---------  ---------  ---------
 Income before taxes                    2.45       2.52       2.55       2.52       2.45

 Income tax provision                  (0.89)     (0.95)     (0.94)     (0.97)     (0.93)
                                    ---------  ---------  ---------  ---------  ---------
 Return on average assets
   based on operating income            1.56 %     1.57 %     1.61 %     1.55 %     1.52 %
                                    =========  =========  =========  =========  =========
 Return on tangible
   average assets based on
   cash operating income                1.67 %     1.69 %     1.80 %     1.67 %     1.64 %
                                    =========  =========  =========  =========  =========

Compared with the third quarter of 1998 operating income from Banking increased $8.1 million or 11%. Operating income from Data Services, which includes the effects of recent acquisitions and joint venture increased $2.6 million or 26%. Operating income from all other segments increased $4.4 million or 53%. Lower equity securities gains, adverse employee health benefit experience and the effect of the Corporation's share repurchase program increased the operating loss associated with Corporate overhead.


                            NET INTEREST INCOME
                            -------------------

Net interest income for the third quarter of 1999 amounted to $177.8 million, an increase of $8.3 million or 4.9% from the $169.5 million reported for the third quarter of 1998. On a FTE basis, interest income arising from the increase in the volume of average earning assets contributed approximately $33.2 million which was partially offset by approximately $14.5 million due to the decline in yield on earning assets. The decrease in the rate on interest bearing liabilities reduced interest expense by approximately $17.4 million, however, the increase in the volume of average interest bearing liabilities contributed approximately $27.0 million of increase to interest expense.

Average earning assets in the third quarter of 1999 increased $1.6 billion or 8.5% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), accounted for $1.3 billion or 80% of the growth in earning assets compared to the third quarter of last year. Average investment securities, excluding securitized ARMs, increased $367.9 million while other earning assets decreased $33.9 million for the three months ended September 30, 1999 compared with the same period in the prior year.

Average interest bearing liabilities increased $1.9 billion or 12.3% in the third quarter of 1999 compared to the same period in 1998. Since the third quarter of 1998, average interest bearing deposits which includes both wholesale and bank issued deposits increased $1.8 billion while average total borrowings which reflects, in part, the effect of the Corporation's repurchase program, increased $179.7 million.

Beginning in September, 1999 certain of the Corporation's banking affiliates began offering Bank Notes to institutional investors. Under the Bank Note program, the aggregate principal amount of all the issuing banks will not exceed $5.0 billion. Issuing banks may from time to time issue Short-term Senior Notes and Medium-term Senior Notes as well as Subordinated Notes with maturities ranging from seven days to thirty years and at fixed or floating rates. As of September 30, 1999 Short-term Senior Notes in the amount of $300 million with a fixed rate of 6.07% and term of one year were outstanding.

Average noninterest bearing deposits increased $105.1 million or 4.1% in the current quarter compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

          CONSOLIDATED AVERAGE LOANS, LEASES AND SECURITIZED ARMs
          -------------------------------------------------------

                                                1999                   1998          Growth Pct.
                                      -------------------------  ---------------- -----------------
                                       Third   Second    First   Fourth    Third             Prior
                                      Quarter  Quarter  Quarter  Quarter  Quarter  Annual   Quarter
                                      -------  -------  -------  -------  ------- -------   -------
 Commercial                         $  4,424 $  4,311 $  4,133 $  4,021 $  3,857    14.7 %     2.6 %

 Real Estate
   Construction
     Commercial                          344      304      305      309      284    21.4      13.2
     Residential                          95      101      107      115      120   (21.1)     (5.5)
                                      -------  -------  -------  -------  ------- -------   -------
   Total Construction                    439      405      412      424      404     8.7       8.6

   Commercial Mortgages                3,884    3,792    3,717    3,616    3,544     9.6       2.4

   Residential
     Residential mortgages             2,474    2,334    2,333    2,423    2,410     2.7       6.0
     Home equity loans and lines       1,982    1,845    1,694    1,609    1,505    31.6       7.4
     Securitized ARM loans               490      560      649      792      933   (47.5)    (12.5)
                                      -------  -------  -------  -------  ------- -------   -------
   Total Residential                   4,946    4,739    4,676    4,824    4,848     2.0       4.3
                                      -------  -------  -------  -------  ------- -------   -------
 Total Real Estate                     9,269    8,936    8,805    8,864    8,796     5.4       3.7

 Personal
   Student                               254      255      264      259      259    (1.8)     (0.3)
   Credit card                           139      137      137      137      133     4.1       1.1
   Other                                 828      777      753      770      762     8.8       6.6
                                      -------  -------  -------  -------  ------- -------   -------
 Total Personal                        1,221    1,169    1,154    1,166    1,154     5.9       4.5

 Lease financing
   Commercial                            337      333      335      330      331     1.9       1.1
   Personal                              397      345      293      251      211    88.3      15.2
                                      -------  -------  -------  -------  ------- -------   -------
 Total Lease Financing                   734      678      628      581      542    35.5       8.3
                                     -------  -------  -------  -------  ------- -------   -------
 Total Consolidated Average
   Loans, Leases and ARMs           $ 15,648 $ 15,094 $ 14,720 $ 14,632 $ 14,349     9.1 %     3.7 %
                                      =======  =======  =======  =======  ======= =======   =======

 Total Consolidated Average
   Loans, Leases and ARMs
     Commercial Banking             $  8,989 $  8,740 $  8,490 $  8,276 $  8,016    12.1 %     2.8 %
     Retail Banking                    6,659    6,354    6,230    6,356    6,333     5.1       4.8
                                      -------  -------  -------  -------  ------- -------   -------
 Total Consolidated Average
   Loans, Leases and ARMs           $ 15,648 $ 15,094 $ 14,720 $ 14,632 $ 14,349     9.1 %     3.7 %
                                      =======  =======  =======  =======  ======= =======   =======
 Total Consolidated Average
   Loans and Leases                 $ 15,158 $ 14,534 $ 14,071 $ 13,840 $ 13,416    13.0 %     4.3 %
                                      =======  =======  =======  =======  ======= =======   =======

Compared with the third quarter of 1998, total consolidated average loans, leases and securitized ARMs increased $1.3 billion or 9.1%. Loan growth was primarily attributable to commercial banking. Total loan growth in commercial banking amounted to $973 million or 12.1% and was driven by commercial loan growth of $567 million and commercial mortgage loan growth of $340 million. Retail banking loan growth amounted to $326 million or 5.1% primarily due to growth of $477 million in home equity loans and lines and $186 million in lease financing receivables. Securitized ARMs declined $443 million. Residential real estate mortgage loans increased 2.7% which reflects the slowdown and reversal of the effect of increased prepayments associated with customer refinancings to fixed rate loans throughout 1998 and early 1999. Compared to the second quarter of 1999, residential real estate loans increased $140 million or 6.0%. One to four family residential real estate loans sold to investors amounted to $167 million in the third quarter of 1999 compared to $443 million in the third quarter of 1998.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                               1999                   1998          Growth Pct.
                                     -------------------------  ---------------- -----------------
                                      Third   Second    First   Fourth    Third             Prior
                                     Quarter  Quarter  Quarter  Quarter  Quarter  Annual   Quarter
                                     -------  -------  -------  -------  ------- -------   -------
 Noninterest bearing deposits
   Commercial                      $  1,732 $  1,682 $  1,655 $  1,779 $  1,670     3.7 %     2.9 %
   Personal                             555      567      549      529      507     9.6      (1.9)
   Other                                402      372      364      401      407    (1.3)      8.0
                                     -------  -------  -------  -------  ------- -------   -------
 Total noninterest
   bearing deposits                   2,689    2,621    2,568    2,709    2,584     4.1       2.6

 Interest bearing deposits
   Savings & NOW                      2,019    2,054    2,082    2,118    2,152    (6.2)     (1.7)
   Money market                       4,837    4,762    4,697    4,474    4,233    14.3       1.6
   Other CDs & time deposits          3,444    3,398    3,476    3,600    3,733    (7.8)      1.4
   CDs greater than $100,000            841      780      762      780      810     3.7       7.8
   Foreign Time                       1,887    1,273      946      703      498   278.8      48.3
   Brokered CDs                         932      845      755      755      779    19.7      10.3
                                     -------  -------  -------  -------  ------- -------   -------
 Total interest
   bearing deposits                  13,960   13,112   12,718   12,430   12,205    14.4       6.5
                                     -------  -------  -------  -------  ------- -------   -------
 Total consolidated
   average deposits                $ 16,649 $ 15,733 $ 15,286 $ 15,139 $ 14,789    12.6 %     5.8 %
                                     =======  =======  =======  =======  ======= =======   =======

 Bank issued deposits              $ 13,582 $ 13,326 $ 13,320 $ 13,445 $ 13,207     2.8 %     1.9 %
 Wholesale deposits                   3,067    2,407    1,966    1,694    1,582    93.8      27.4
                                     -------  -------  -------  -------  ------- -------   -------
 Total consolidated
   average deposits                $ 16,649 $ 15,733 $ 15,286 $ 15,139 $ 14,789    12.6 %     5.8 %
                                     =======  =======  =======  =======  ======= =======   =======

Compared with the third quarter of 1998, average deposit growth amounted to $1.9 billion or 12.6% and consisted of $1.5 billion of growth in higher cost wholesale deposits and $0.4 billion of growth in bank issued deposits. Money market, which exhibited the largest growth, along with noninterest bearing accounted for approximately $700 million of the growth in average bank issued deposits. Partially, offsetting this growth were declines in Savings and NOW and other CDs & time deposits of $400 million. As previously reported, during the second quarter of 1999, the Corporation divested six branches with deposits aggregating $53.2 million. The growth in Foreign time and Brokered CDs reflects the use of wholesale deposits to fund earning asset growth.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and prior year third quarter are presented in the following table. Securitized ARM loans that are classified in the balance sheet as investment securities available for sale are included with loans to provide a more meaningful comparison ($ in millions):

                                       Three Months Ended              Three Months Ended
                                       September 30, 1999              September 30, 1998
                                  -----------------------------   -----------------------------
                                                       Average                         Average
                                   Average             Yield or    Average             Yield or
                                   Balance   Interest  Cost (b)    Balance   Interest  Cost (b)
                                  ---------- --------- --------   ---------- --------- --------
 Loans and leases (a)            $ 15,648.0 $   304.2     7.72 % $ 14,348.9 $   292.4     8.10 %

 Investment securities:
   Taxable                          3,747.2      58.9     6.21      3,528.5      54.0     6.14
   Tax Exempt (a)                   1,257.0      21.9     7.03      1,107.9      19.4     7.05

 Other short-term
  investments (a)                     208.8       2.8     5.35        242.7       3.3     5.39
                                  ---------- --------- --------   ---------- --------- --------
 Total interest
  earning assets                 $ 20,861.0 $   387.8     7.38 % $ 19,228.0 $   369.1     7.65 %
                                  ========== ========= ========   ========== ========= ========

 Money market savings            $  4,836.7 $    51.7     4.24 % $  4,232.8 $    48.6     4.55 %
 Regular savings & NOW              2,019.1       8.5     1.66      2,151.9      10.5     1.94
 Other CDs & time
  deposits                          5,331.2      68.6     5.11      4,231.6      59.9     5.61
 CDs greater than
  $100 & Brokered CDs               1,772.8      24.0     5.37      1,589.4      23.2     5.79
                                  ---------- --------- --------   ---------- --------- --------
 Total interest
  bearing deposits                 13,959.8     152.8     4.34     12,205.7     142.2     4.62

 Short-term borrowings              2,648.4      34.1     5.11      2,447.2      34.1     5.53
 Long-term borrowings               1,012.2      15.8     6.19      1,033.7      16.8     6.44
                                  ---------- --------- --------   ---------- --------- --------
 Total interest
  bearing liabilities            $ 17,620.4 $   202.7     4.56 % $ 15,686.6 $   193.1     4.88 %
                                  ========== ========= ========   ========== ========= ========
 Net interest margin (FTE)
  as a percent of average
  earning assets                            $   185.1     3.52 %            $   176.0     3.65 %
                                             ========= ========              ========= ========

 Net interest spread (FTE)                                2.82 %                          2.77 %
                                                       ========                        ========


 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets decreased 27 basis points since the third quarter of 1998. This decline in yield reflects, in part, the run-off experienced throughout 1998 and early 1999 of higher yielding loans and investment securities. The slowing of accelerated amortization of purchase accounting premiums assigned to acquired loans and investment securities due to prepayments and refinancings was somewhat of an offset to the yield decline in the current quarter. Excluding amortization of purchase accounting adjustments, the yield on earning assets was 7.41% in the current quarter compared to 7.72% in the third quarter of the prior year. The yield on loans and securitized ARMs, the largest earning asset, declined 38 basis points which had a negative impact on net interest income of approximately $15 million compared with the third quarter of 1998. The cost of interest bearing deposits decreased 28 basis points from the same quarter of the previous year. Short-term borrowing costs decreased 42 basis points and long-term borrowing costs decreased 25 basis points, respectively, compared with the third quarter of 1998. The decrease in borrowing costs compared to the prior year third quarter reflects the refinancing of maturities at favorable rates. The increase in average borrowings reflects funding of balance sheet growth and treasury stock repurchases.

At September 30, 1999, the Corporation had standard receive fixed/pay floating interest rate swaps and interest rate caps and floors designated as hedges to manage the interest rate volatility associated with variable rate loans and variable rate debt. In addition, the Corporation had callable receive fixed / pay floating interest rate swaps designated as hedges to offset callable CDs.

The Corporation's position with respect to interest rate swaps and interest rate caps and floors designated as hedges at September 30, 1999 consisted of the following ($ in millions):

  Interest Rate Swaps
  -------------------
     Notional value                                      $640
     Weighted average receive rate                       5.95%
     Weighted average pay rate                           5.42%
     Weighted average remaining term (in years)          2.29
     Estimated fair value                              ($5.85)

  Callable Interest Rate Swaps
  ----------------------------
     Notional value                                      $372
     Weighted average receive rate                       6.10%
     Weighted average pay rate                           5.21%
     Weighted average remaining term (in years)          7.50
     Estimated fair value                             ($11.27)

  Interest Rate Caps/Floors
  -------------------------
     Notional value                                       $50
     Strike rate                                         5.63%
     Index                                               5.25%
     Weighted average remaining term (in years)          1.13
     Estimated fair value                               $0.05
     Unamortized premium                                $0.13

For the three months ended September 30, 1999, the effect on net interest income resulting from the swaps, net of cap and floor premium amortization, was a positive $1.9 million compared with a positive $1.2 million in the same period in 1998.

Throughout 1999, the Corporation has been experiencing favorable loan growth and has had to rely on wholesale deposits and borrowings to fund growth in excess of core deposit growth. In order to maintain the desired level of liquidity as well as manage interest rate sensitivity additional debt such as bank notes may be employed. The higher cost nature of these funding sources may continue to adversely affect the net interest margin.

          PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
          ------------------------------------------------------

The following tables present comparative consolidated credit quality information as of September 30, 1999 and the prior four quarters.

                           NONPERFORMING ASSETS
                           --------------------
                                 ($000's)
                                 --------

                                                 1999                        1998
                                    -------------------------------  --------------------
                                      Third      Second     First      Fourth     Third
                                     Quarter    Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------  ---------
 Nonaccrual                        $ 121,091  $ 122,561  $ 116,632  $ 101,346 $  79,645

 Renegotiated                            725        746        878        978     1,129

 Past due 90 days or more              7,630      6,525      7,275      7,631     7,249
                                    ---------  ---------  ---------  --------- ---------
 Total nonperforming loans
   and leases                        129,446    129,832    124,785    109,955    88,023

 Other real estate owned               6,660      6,766      9,245      8,751    12,212
                                    ---------  ---------  ---------  --------- ---------
 Total nonperforming assets        $ 136,106  $ 136,598  $ 134,030  $ 118,706 $ 100,235
                                    =========  =========  =========  ========= =========

 Allowance for loan
   and lease losses                $ 226,461  $ 225,277  $ 229,669  $ 226,052 $ 218,706
                                    =========  =========  =========  ========= =========


                          CONSOLIDATED STATISTICS
                          -----------------------

                                                 1999                        1998
                                    -------------------------------  --------------------
                                      Third      Second     First      Fourth     Third
                                     Quarter    Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------  ---------
 Net Charge-offs (Recoveries)
   to average loans and
   leases annualized                    0.09 %     0.25 %     0.04 %     0.15 %    0.06
 Total nonperforming loans
   and leases to total loans
   and leases                           0.83       0.87       0.88       0.79      0.64
 Total nonperforming assets to
   total loans and leases and
   other real estate owned              0.87       0.92       0.94       0.85      0.73
 Allowance for loan and
   lease losses to total
   loans and leases                     1.45       1.51       1.61       1.62      1.59
 Allowance for loan and
   lease losses to nonperforming
   loans and leases                      175        174        184        206       248

                    NONACCRUAL LOANS AND LEASES BY TYPE
                    -----------------------------------
                                 ($000's)
                                 --------

                                                 1999                        1998
                                    -------------------------------  --------------------
                                      Third      Second     First      Fourth     Third
                                     Quarter    Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------  ---------
 Commercial
   Commercial, financial &
     agricultural                  $  60,627  $  57,524  $  51,472  $  39,131 $  14,506
   Lease financing receivables         4,655      4,041      3,046      2,895     2,812
                                    ---------  ---------  ---------  --------- ---------
 Total commercial                     65,282     61,565     54,518     42,026    17,318

 Real estate
   Construction & land development     2,463      3,004      1,498      1,952     2,901
   Commercial mortgage                22,911     25,763     24,865     21,586    22,244
   Residential mortgage               28,651     30,154     33,517     33,117    34,797
                                    ---------  ---------  ---------  --------- ---------
 Total real estate                    54,025     58,921     59,880     56,655    59,942

 Personal                              1,784      2,075      2,234      2,665     2,385
                                    ---------  ---------  ---------  --------- ---------
 Total nonaccrual loans and leases $ 121,091  $ 122,561  $ 116,632  $ 101,346 $  79,645
                                    =========  =========  =========  ========= =========


           RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
           -----------------------------------------------------
                                 ($000's)
                                 --------

                                                 1999                        1998
                                    -------------------------------  --------------------
                                      Third      Second     First      Fourth     Third
                                     Quarter    Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------  ---------
 Beginning balance                 $ 225,277  $ 229,669  $ 226,052  $ 218,706 $ 216,014

 Provision for loan and lease losses   4,797      4,811      4,873     12,588     4,769

 Loans and leases charged-off
   Commercial                          1,653      7,117        556      1,700       311
   Real estate                         1,198      1,475      1,250      2,178     1,568
   Personal                            1,794      1,544      1,697      1,978     1,714
   Leases                                300        686        196        701       131
                                    ---------  ---------  ---------  --------- ---------
 Total charge-offs                     4,945     10,822      3,699      6,557     3,724

 Recoveries on loans and leases
   Commercial                            610        389        973        357       274
   Real estate                           195        405        561        285       717
   Personal                              472        611        704        653       633
   Leases                                 55        214        205         20        23
                                    ---------  ---------  ---------  --------- ---------
 Total Recoveries                      1,332      1,619      2,443      1,315     1,647
                                    ---------  ---------  ---------  --------- ---------
 Net loans and leases
   charge-offs (recoveries)            3,613      9,203      1,256      5,242     2,077
                                    ---------  ---------  ---------  --------- ---------
 Ending balance                    $ 226,461  $ 225,277  $ 229,669  $ 226,052 $ 218,706
                                    =========  =========  =========  ========= =========

Nonperforming assets consist of nonperforming loans and other real estate owned
(OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At September 30, 1999, OREO acquired in satisfaction of debts amounted to $5.8 million and branch premises held for sale amounted to $0.9 million.

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

At September 30, 1999, nonperforming loans and leases amounted to $129.4 million or 0.83% of consolidated loans and leases of $15.6 billion, relatively unchanged since June 30, 1999 and an increase of $19.5 million since December 31, 1998. Nonaccrual loans and leases, primarily commercial, have shown the largest increases in the periods presented. Two larger commercial loans placed on nonaccrual, one in the fourth quarter of 1998 and one in the second quarter of 1999, accounted for $35.8 million or 30% of nonaccrual loans at September 30, 1999.

Net charge-offs amounted to $3.6 million or 0.09% of average loans in the third quarter of 1999 compared with $9.2 million or 0.25% of average loans in the second quarter of 1999 and $2.1 million or 0.06% of average loans in the third quarter of 1998. Approximately $6.5 million of second quarter net charge-offs was due to a partial charge-off of one larger commercial loan. The remaining balance was placed on nonaccrual as previously discussed.

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

Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $226.5 million at September 30, 1999 compared to $225.3 million at June 30, 1999 and $226.1 million at December 31, 1998. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the second quarter, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the potential for the unprecedented period of economic prosperity to come to an end.

The resulting provision for loan and lease losses amounted to $4.8 million for the three months ended September 30, 1999, while net charge-offs totaled $3.6 million.


                               OTHER INCOME
                               ------------

Total other income in the third quarter of 1999 amounted to $222.2 million, an increase of $38.5 million or 21.0%, compared to $183.7 million in the same period last year.

Total data processing services revenue increased $26.1 million or 25.5% from $102.2 million in the third quarter of 1998 to $128.3 million in the current quarter. Processing revenue which includes processing, conversions, contract buyouts and equipment sales increased $8.3 million or 14.0% and amounted to $67.0 million. Processing revenue increased $8.2 million of which approximately $2.3 million relates to one-time fees. Conversion revenue, equipment sales and buyout fees, which vary from period to period, were relatively unchanged. Software and consulting revenue decreased $2.2 million in the current quarter compared to the same period last year. Revenue growth levels for consulting and software for the remainder of 1999 may be below historical patterns. E-commerce revenue which includes electronic funds transfer, electronic banking, cash management, home banking, internet banking, electronic payment services and Customers Forever, a mortgage solution joint venture, increased $20 million or 97% from $20.8 million in the third quarter of 1998 to $40.8 million in the current quarter. Revenue associated with recent acquisitions and the joint venture accounted for $16.7 million of the increase.

Revenue from internet banking, primarily the Corporation's internet mortgage activities which began in the fourth quarter of 1998, amounted to $0.4 million compared to $0.6 million in the second quarter of 1999 and $0.5 million in the first quarter of 1999. During the third quarter of 1999 the Corporation expanded its internet offerings to include savings and in the fourth quarter will be further expanding to include home equity loans.

Trust services revenue amounted to $25.7 million in the third quarter of 1999, an increase of $1.9 million or 8.1% compared to $23.8 million in the third quarter of 1998. Revenue growth in personal trust accounted for $1.4 million of the increase.

For the three months ended September 30, 1999, service charges on deposits amounted to $18.2 million, an increase of $2.6 million or 16.3% compared to $15.6 million in the three months ended September 30, 1998. The increase was attributable to service charges associated with commercial demand accounts.

Mortgage banking revenue amounted to $4.9 million in the third quarter of 1999 compared with $12.0 million in the third quarter of 1998. While all sources of mortgage banking revenue decreased compared to the prior year, gains on the sale of mortgages accounted for $5.4 million of the decline which reflects the slowing of refinancing activity.

The increase in Capital Markets revenue is due to gains from the sale of investments. Net securities gains from Capital Markets investments, which can vary from period to period, amounted to $8.6 million in the current quarter compared to a loss of $0.2 million in the comparative quarter of the prior year.

During the third quarter of 1998, the parent company sold equity securities and realized a gain of $1.3 million and the Corporation's banking affiliates sold available for sale treasury securities and realized a gain of $2.4 million in anticipation of the fourth quarter 1998 purchase of bank-owned life insurance.

Other income in the third quarter of 1999 amounted to $36.1 million compared to $26.3 million in the third quarter of 1998, an increase of $9.8 million or 37.2%. Revenue from bank-owned life insurance increased $5.7 million due to additional purchases of insurance late in the fourth quarter of 1998. As required by the Banking Regulators as part of the April 1998 merger with Advantage Bancorp Inc., the Corporation disposed of a real estate investment and realized a gain of $1.8 million during the third quarter of 1999. Other commission and fee income increased $2.2 million of which card fees (credit card, debit card and Tyme fees) accounted for $1.1 million.

                               OTHER EXPENSE
                               -------------

Total other expense in the third quarter of 1999 amounted to $259.9 million compared with $225.8 million in the third quarter of 1998 an increase of $34.1 million or 15.1%.

The Corporation's nonbanking businesses, especially its Data Services segment ("Data Services"), continue to be the primary contributors to operating expense growth. Data Services expense growth represents approximately 63% of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth, costs associated with developing new products and services, operating expenses associated with the Moneyline and ADP acquisitions and maintenance activities for Year 2000.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 1999 and 1998 and the year ended December 31, 1998 are:

                                       Three Months      Year      Three Months
                                           Ended         Ended         Ended
                                       September 30,  December 31, September 30,
                                            1999          1998          1998
                                       ------------- ------------- -------------
  Consolidated Corporation                   63.8 %        63.2 %        63.4 %

  Consolidated Corporation
    Excluding Data Services

      Including Intangible Amortization      53.0 %        53.1 %        53.4 %

      Excluding Intangible Amortization      50.3 %        48.5 %        48.7 %


Salaries and employee benefits expense amounted to $152.6 million in the third quarter of 1999 compared to $131.2 million in the third quarter of 1998, an increase of $21.4 million or 16.3%. Salaries and employee benefits expense of Data Services increased $12.1 million which was offset by a decrease in contract programmers of $1.3 million in the current quarter compared to the same period last year. At September 30, 1999, Data Services had on average approximately 388 more full time equivalent employees when compared to September 30, 1998 which reflects increases in E-commerce (349 including acquisitions) and technology services. Compared to the third quarter of 1998, expense growth in the current quarter in salaries and employee benefits was $3.7 million or 8.2% for the banking segment. All others increased $1.2 million largely due to incentive compensation. Benefit plan expense largely due to adverse health claims experience increased $3.0 million. Incentive compensation which includes incentive compensation based on the Corporation's common stock performance increased $1.3 million.

Data Services expense growth accounted for approximately $3.1 million or 62% of the increase in net occupancy, equipment, software, supplies and printing and processing expenses in the third quarter of 1999 compared to the third quarter of 1998.

Data Services also accounted for approximately $1.8 million or 76% of the increase in professional services expense which represents Year 2000 activity and new product development initiatives.

Amortization of intangibles decreased $2.7 million. Approximately $2.3 million of the decrease is due to lower amortization of mortgage servicing rights which reflects the third quarter slowing of prepayments in the servicing portfolio.

Other expense amounted to $32.2 million in the third quarter of 1999, an increase of $8.2 million or 34.3% compared to the third quarter of 1998. Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. During the third quarter of 1999, amortization, net of capitalization, increased $1.1 million for conversions due to lower conversion activity. Amortization, including software development expenses associated with the start-up of the joint venture, and write-downs net of capitalization increased $3.9 million for software development. These items increased other expenses by $5.0 million compared to the third quarter of 1998. Advertising expense increased $1.9 million in the current quarter compared to the same period last year of which, Data Services accounted for $0.5 million of the increase. During the third quarter of 1998, the Corporation reduced its recourse obligations associated with securitized ARM's by $2.4 million.

                               INCOME TAXES
                               ------------

The provision for income taxes for the three months ended September 30, 1999 amounted to $44.5 million or 32.9% of pre-tax income compared to $42.5 million or 34.6% of pre-tax income for the three months ended September 30, 1998. The change in the effective tax rate is primarily due to the increase in tax-exempt income in 1999 and an increase in income tax credits.



               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               ---------------------------------------------

Net income for the nine months ended September 30, 1999 amounted to $263.9 million compared to $217.9 million in the first nine months of 1998. Basic and diluted earnings per share were $2.48 and $2.33, respectively for the nine months ended September 30, 1999 and $2.01 and $1.89, respectively, for the nine months ended September 30, 1998. The year to date return on average equity was 16.14% in the current period and 13.83% for the comparable period in 1998.

Results of operations for the nine months ended September 30, 1998 include the $23.4 million ($16.3 million after-tax) merger/restructuring charge associated with the Advantage merger. Excluding this charge, operating income for the first nine months of 1998 was $234.1 million.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis (FTE) where appropriate for the nine months ended September 30, 1999 and 1998. Operating income for the first nine months of 1998 excludes the merger/restructuring charge previously discussed. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

      SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND STATISTICS
      ---------------------------------------------------------------
                      ($000's, except per share data)
                      -------------------------------

                                  Nine Months Ended September 30,
                                  -------------------------------
                                     1999                 1998
                                  ----------           ----------
Interest income                  $1,097,765           $1,075,343
Interest expense                   (569,403)            (573,262)
                                  ----------           ----------
Net interest income                 528,362              502,081

Provision for loan
  and lease losses                  (14,481)             (14,502)

Net investment securities gains         414                5,966

Other income                        625,658              541,529

Other expense                      (742,052)            (674,569)
                                  ----------           ----------
Income before taxes                 397,901              360,505

Income tax provision               (134,016)            (126,384)
                                  ----------           ----------
Operating income                 $  263,885           $  234,121
                                  ==========           ==========
Cash operating income            $  282,643           $  249,905
                                  ==========           ==========
Per Common Share
 Operating income
  Basic                          $     2.48           $     2.17
  Diluted                              2.33                 2.03
 Cash Operating income
  Basic                          $     2.66           $     2.32
  Diluted                              2.49                 2.17
 Dividends                             0.70                 0.64

Return on Average Equity
 Operating income                     16.14 %              14.86 %
 Cash Operating income                20.28                18.52

            CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS
            --------------------------------------------------
                   AS A PERCENT OF AVERAGE TOTAL ASSETS
                   ------------------------------------

                                  Nine Months Ended September 30,
                                  -------------------------------
                                     1999                 1998
                                  ----------           ----------
Interest income (FTE)                  6.70 %               7.10 %
Interest expense                      (3.41)               (3.72)
                                  ----------           ----------
Net interest income                    3.29                 3.38

Provision for loan and
  lease losses                        (0.09)               (0.09)

Net investment securities gains        0.00                 0.04

Other income                           3.75                 3.51

Other expense                         (4.44)               (4.38)
                                  ----------           ----------
Income before taxes                    2.51                 2.46

Income tax provision                  (0.93)               (0.94)
                                  ----------           ----------
Return on average assets
 based on operating income             1.58 %               1.52 %
                                  ==========           ==========
Return on tangible
 average assets based on
 cash operating income                 1.67 %               1.60 %
                                  ==========           ==========


The increase in operating income is due to growth in noninterest revenues of $78.6 million which includes revenue growth of $57.2 million by the Data Services segment and growth in net interest income of $26.3 million primarily due to loan growth which was offset by operating expense growth which is primarily driven by the Data Services segment and lower securities gains.


                             CAPITAL RESOURCES
                             -----------------

Shareholders' equity was $2.13 billion at September 30, 1999 compared to $2.24 billion at December 31, 1998 and $2.19 billion at September 30, 1998.

The Corporation had net unrealized losses on securities available for sale at September 30, 1999 of $3.6 million, a decrease in market value net of related income tax effects of $61.7 million since December 31, 1998.

During the third quarter of 1999, M&I repurchased 0.9 million shares of its Common Stock under the authorization by the Board of Directors to repurchase up to 6.0 million common shares annually and has cumulatively repurchased 4.2 million shares in the first nine months of 1999. The aggregate cost of the shares repurchased was $59.7 million in the third quarter and $257.7 million since the beginning of 1999.

In September 1999, the holder of the Corporation's Series A convertible preferred stock converted a portion of the Series A to the Corporation's common stock which was issued from treasury common stock. See Note 2 of Notes to Financial Statements for a description of the transaction.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                         RISK-BASED CAPITAL RATIOS
                         -------------------------
                              ($ in millions)
                              ---------------

                                  September 30, 1999                     December 31, 1998
                          -----------------------------------   -----------------------------------
                                Amount            Ratio               Amount            Ratio
                          ----------------- -----------------   ----------------- -----------------
Tier 1 Capital           $           1,974             11.42 % $           2,060             12.78 %
Tier 1 Capital
  Minimum Requirement                  691              4.00                 645              4.00
                          ----------------- -----------------   ----------------- -----------------
Excess                   $           1,283              7.42 % $           1,415              8.78 %
                          ================= =================   ================= =================

Total Capital            $           2,250             13.02 % $           2,342             14.53 %
Total Capital
  Minimum Requirement                1,383              8.00               1,290              8.00
                          ----------------- -----------------   ----------------- -----------------
Excess                   $             867              5.02 % $           1,052              6.53 %
                          ================= =================   ================= =================

Risk-Adjusted Assets     $          17,285                     $          16,121
                          =================                     =================


                              LEVERAGE RATIOS
                              ---------------
                              ($ in millions)
                              ---------------

                                  September 30, 1999                     December 31, 1998
                          -----------------------------------   -----------------------------------
                                Amount            Ratio               Amount            Ratio
                          ----------------- -----------------   ----------------- -----------------
Tier 1 Capital           $           1,974              8.71 % $           2,060              9.86 %
Minimum Leverage
  Requirement                 680 -  1,133     3.00 -   5.00        627 -  1,045     3.00 -   5.00
                          ----------------- -----------------   ----------------- -----------------
Excess                   $  1,294 -    841     5.71 -   3.71 % $  1,433 -  1,015     6.86 -   4.86 %
                          ================= =================   ================= =================

Adjusted Average
  Total Assets           $          22,665                     $          20,896
                          =================                     =================

YEAR 2000 Update
----------------

The following is an update of the state of readiness, contingency plans and estimated costs for addressing year 2000. This update should be read in conjunction with the discussion on Year 2000 contained in the Corporation's 1998 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the three months and six months ended March 31 and June 30, 1999, respectively. For purposes of this discussion, the summary has been segregated between Data Services and the remainder of the Corporation and Subsidiaries.

                               DATA SERVICES
                               -------------

The Federal Financial Institutions Examination Council (FFIEC) guidelines called for a certain level of progress with respect to Y2K readiness to be made. The following is a summary of progress for the nine months ended September 30, 1999:

March 31, 1999 Requirements
---------------------------

Testing with external parties and testing with customers is complete

Of 653 identified areas/products all Year 2000 Contingency Plans and Contingency Test Plans have been documented.

June 30, 1999 Requirements
--------------------------

Of 113 total products within the applications/open systems inventory 20xx testing is completed and 112 have completed implementation of the Year 2000 - ready code.

Of 653 identified areas/products all Year 2000 Contingency Test Plans have been executed.

September 30, 1999 Requirements
-------------------------------

Of 653 identified areas/products 636 Event Validation Plans have been documented.

The Event Plan addresses all areas of Data Services and includes end-of-year processing, customer support, employee and customer communication, services continuity plans, contingency plans and validation plans. Continual review, refinement, testing and communication of the contents of the plan will occur through the remainder of 1999. Several tests are scheduled for November.

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

Although M&I has had contingency plans (disaster recovery) in place covering major business disruptions like power outages and communications or computer system failures for some time, in January 1998, the Corporation began to revise these plans to specifically include year 2000 issues. As a part of this process the Corporation has identified a list of "most reasonably likely worst case scenarios" and action plans to minimize business disruption if they were to occur. The major scenarios identified take into account the Corporation's dependency on utilities, government and customer behavior over which it has very limited control. Reviews have been made of the year 2000 programs and contingency plans for the Federal Reserve and major utilities. Periodic updates of their progress in following their year 2000 readiness timetables are being made. Contingency plans and business resumption plans are in place for each affiliate. Testing of contingency plans was completed in the third quarter of 1999.

Event Plans have been documented. As is the case with Data Services, continual review, refinement, testing and communication of the contents of the plan will occur through the remainder of 1999.

                          YEAR 2000 RELATED COSTS
                          -----------------------

The majority of Data Services' contracts do not provide for additional reimbursement over and above the previously contracted maintenance amounts. The current estimate of the Corporation's total net direct cost for the year 2000 effort is approximately $45 million with Data Services representing approximately 90% of that amount. Additional costs associated with desktop renovation, router upgrades, security system upgrades, clean management and document preparation and retention, capacity planning, and other infrastructure and customer issues has resulted in an increase in the current estimate of approximately $5 million since year-end 1998. Approximately $34.6 million has been expensed through September 30, 1999 and the remainder is anticipated to be incurred in the fourth quarter of 1999 and early 2000. The cost for the three months ended September 30, 1999 and 1998 were $3.2 million and $5.2 million, respectively. Replacement equipment and software are being capitalized or expensed in accordance with the Corporation's normal accounting policies. Write-offs of the net book value of equipment or software that is not Year 2000 compliant is included in the above estimates.

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


Recent Developments
-------------------

On October 1, 1999, the Corporation through its Data Services Division acquired certain assets of Cardpro Services, Inc., a provider of plastic card personalization and procurement services located in Illinois. The assets will be acquired for approximately $12.8 million in cash, subject to adjustments, in a transaction to be accounted for using the purchase method of accounting.

On October 15, 1999, the Corporation announced it has filed an application to list its shares of common stock on the New York Stock Exchange (NYSE). Pending final approval from the NYSE, the Corporation anticipates that it will commence trading its shares on the NYSE on November 12, 1999 under the ticker symbol "MI". Presently and until November 12, 1999, the Corporation's stock is traded on NASDAQ under the ticker symbol "MRIS".

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

                            Interest Rate Risk
                            ------------------

The Corporation's consolidated static gap position as of September 30, 1999 has become more liability sensitive since December 31, 1998 due to the fact that prepayment expectations associated with mortgage related assets have lengthened.

Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical +/- 100 basis point parallel rate shock is accomplished through the use of simulation modeling. The following table illustrates these amounts as of September 30, June 30, and March 31, 1999 which are within the limits established by the Corporation:

                                                  Impact to Pretax Income
                                        ---------------------------------------------
                                         September 30,      June 30,       March 31,
Hypothetical Change in Interest Rate         1999             1999           1999
------------------------------------    --------------  --------------  -------------
  100 basis point Shock Up                  (13.0) %         (12.9) %       (11.8)%

  100 basis point Shock Down                 11.7  %          11.1  %         9.2 %


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

Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environments. This technique involves determining the present value of all contractual asset and liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. The fair value of equity at risk is approximately 4% of the market value of the Corporation as of September 30, 1999.

In September 1998, the Corporation began acting as an intermediary for swap agreements on behalf of its customers. These are derivative financial instruments and are matched off by the Corporation to eliminate exposure to market risk. Interest rate swaps held for trading included $47.5 million in notional amount of receive fixed and $47.5 million in notional amount of pay fixed at September 30, 1999.

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

  A.  Exhibits:

       Exhibit 10(a) - Marshall & Ilsley Corporation Amended and Restated
                       Executive Deferred Compensation Plan

       Exhibit 10(b) - Marshall & Ilsley Corporation Amended and Restated 1997
                       Executive Stock Option and Restricted Stock Plan

       Exhibit 10(c) - Marshall & Ilsley Corporation Amended and Restated 1994
                       Long-Term Incentive Plan for Executives

       Exhibit 10(d) - Marshall & Ilsley Corporation Amended and Restated
                       Annual Executive Compensation Plan

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


November 15, 1999