Form 10-K405
period 1999-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2000-03-13
CIK 62741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-15403

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS:                               ON WHICH REGISTERED:
            --------------------                              ---------------------
      Common Stock -- $1.00 par value                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $5,359,013,000 as of January 31, 2000. The number of shares of common stock outstanding as of January 31, 2000 is 104,566,112.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 25, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Marshall & Ilsley Corporation ("M&I" or the "Corporation"), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). As of December 31, 1999, M&I had consolidated total assets of approximately $24.4 billion and consolidated total deposits of approximately $16.4 billion, making M&I the second largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

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

     M&I's bank and savings association subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin, and in the Phoenix, Arizona metropolitan area, Las Vegas, Nevada, Naples, Florida, and the northern Chicago, Illinois suburbs. These subsidiaries offer retail, institutional, international, business and correspondent banking, investment and trust services through the operation of over 230 banking offices in Wisconsin, 13 offices in Arizona, 4 offices in Illinois, 1 office in Florida and 1 office in Nevada. The M&I bank and saving association subsidiaries hold a significant portion of their mortgage and investment portfolios indirectly through their ownership interest in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank ("M&I Bank") is M&I's largest bank subsidiary, with consolidated assets as of December 31, 1999 of approximately $10.8 billion.

     M&I Data Services and two nonbank subsidiaries are major suppliers of financial and data processing services and software to banking, financial and related organizations. M&I Data Services provides services and software to over 3,300 financial service providers in the United States and in numerous foreign countries. M&I's nonbank subsidiaries operate a variety of bank-related businesses, including those providing investment management services, insurance services, trust services, equipment lease financing, commercial and residential mortgage banking, home equity financing, venture capital, brokerage services and financial advisory services. M&I Investment Management Corp. offers a full range of asset management services to M&I's trust company subsidiaries, the Marshall Funds and other individual, business and institutional customers. M&I's trust company subsidiaries provide trust and employee benefit plan services to customers throughout the United States with offices in Wisconsin, Arizona, Florida and Nevada. M&I First National Leasing Corp. and M&I Leasing Corp. of Michigan lease a variety of equipment and machinery to large and small businesses. M&I Dealer Finance, Inc. provides lease financing. M&I Mortgage Corp. originates, purchases, sells and services residential mortgages. M&I Mortgage Reinsurance Corporation, a subsidiary of M&I First National Bank, acts as a reinsurer of private mortgage insurance written in connection with residential mortgage loans originated in the M&I system. The Richter-Schroeder Company originates and services long-term commercial real estate loans for institutional investors. M&I Capital Markets Group L.L.C. provides venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers and the Securities and Exchange Commission, provides brokerage and other investment related services to a variety of retail and commercial customers.

PRINCIPAL SOURCES OF REVENUE

     The table below shows the amount and percentages of M&I's total consolidated operating revenues resulting from interest on loans and leases, interest on investment securities and fees for data processing services for each of the last three years ($ in thousands):

                            INTEREST ON              INTEREST ON            FEES FOR DATA
                          LOANS AND LEASES      INVESTMENT SECURITIES    PROCESSING SERVICES
                       ----------------------   ----------------------   --------------------
                                     PERCENT                 PERCENT                 PERCENT
                                    OF TOTAL                 OF TOTAL               OF TOTAL      TOTAL
YEAR ENDED                          OPERATING               OPERATING               OPERATING   OPERATING
DECEMBER 31              AMOUNT     REVENUES     AMOUNT      REVENUES     AMOUNT    REVENUES     REVENUES
-----------            ----------   ---------   ---------   ----------   --------   ---------   ----------
1999.................  $1,156,775     49.4%     $337,945       14.4%     $485,941     20.7%     $2,342,358
1998.................   1,085,829     49.6       346,012       15.8       412,632     18.8       2,190,377
1997.................     921,161     50.4       297,156       16.2       343,846     18.8       1,828,802

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

     The market for the banking technology services offered by M&I Data Services is international in scope. In any given geographic area, M&I Data Services' competitors vary in size and include national, regional and local operations. While historically the bank data processing industry has been highly decentralized, there is an accelerating trend toward consolidation in the industry, resulting in fewer companies competing over larger geographic regions. As consolidation continues, successful companies in this business are likely to increase substantially in size as the scale of activity necessary to compete increases.

EMPLOYEES

     As of December 31, 1999, M&I and its subsidiaries employed in the aggregate approximately 11,433 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

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

     Under FRB policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 1999 can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in
Item 8, Consolidated Financial Statements and Supplementary Data.

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

     The laws and regulations to which M&I is subject are constantly under review by Congress, regulatory agencies and state legislatures. On November 12, 1999, President Clinton signed important legislation passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. The Act provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators. In addition, the Act imposes strict new privacy disclosure and "opt out" requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

     Other important provisions of the Act permit merchant banking and venture capital activities, and insurance underwriting, to be conducted by a subsidiary of a financial holding company, and municipal securities underwriting activities to be conducted directly by a national bank or by its subsidiary. Under the Act, a financial holding company may engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.

     While certain provisions of the Act became effective on November 12, 1999, other provisions are subject to delayed effective dates, and in some cases, will be implemented only upon the adoption by federal regulatory agencies of rules prescribed by the Act.

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

          (4) Summary of Loan and Lease Loss Experience for each of the last five years (including the narrative discussion) is included in
              Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations.

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

INVESTMENT SECURITIES

     The amortized cost of M&I's consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
U.S. Treasury and government agencies............  $3,924,192   $3,658,730   $4,051,239
States and political subdivisions................   1,277,638    1,051,712      926,129
Other............................................     377,289      304,174      326,329
                                                   ----------   ----------   ----------
                                                   $5,579,119   $5,014,616   $5,303,697
                                                   ==========   ==========   ==========

     The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 1999 are ($ in thousands):

                                                      AFTER ONE BUT       AFTER FIVE BUT
                                   WITHIN ONE          WITHIN FIVE          WITHIN TEN         AFTER TEN
                                      YEAR                YEARS               YEARS              YEARS               TOTAL
                               ------------------   ------------------   ----------------   ----------------   ------------------
                                 AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT     YIELD
                               ----------   -----   ----------   -----   --------   -----   --------   -----   ----------   -----
U.S. Treasury and government
  agencies...................  $  918,073   6.52%   $2,302,368   6.57%   $671,094   6.43%   $ 32,657   7.02%   $3,924,192   6.54%
States and political
  subdivisions...............      53,485   6.50       324,449   6.82     286,122   7.08     613,582   7.39     1,277,638   7.14
Other........................      34,488   7.28       171,373   6.73      18,451   7.94     152,977   5.55       377,289   6.36
                               ----------   ----    ----------   ----    --------   ----    --------   ----    ----------   ----
                               $1,006,046   6.54%   $2,798,190   6.61%   $975,667   6.65%   $799,216   7.02%   $5,579,119   6.66%
                               ==========   ====    ==========   ====    ========   ====    ========   ====    ==========   ====

TYPES OF LOANS AND LEASES

     M&I's consolidated loans and leases, classified by type, at December 31 of each year are ($ in thousands):

                                   1999          1998          1997          1996         1995
                                -----------   -----------   -----------   ----------   ----------
Commercial, financial and
  agricultural................  $ 4,691,996   $ 4,025,663   $ 3,346,101   $2,904,341   $2,917,406
Industrial development revenue
  bonds.......................       62,861        52,174        49,126       32,241       29,358
Real estate:
  Construction................      494,558       425,442       458,670      394,228      386,235
  Mortgage:
     Residential..............    4,941,450     4,045,022     4,146,416    2,560,936    2,325,805
     Commercial...............    4,034,771     3,667,924     3,450,897    2,477,652    2,286,537
                                -----------   -----------   -----------   ----------   ----------
          Total mortgage......    8,976,221     7,712,946     7,597,313    5,038,588    4,612,342
Personal......................    1,299,416     1,166,541     1,161,608    1,181,846    1,169,920
Lease financing...............      810,009       613,400       489,094      331,505      277,680
                                -----------   -----------   -----------   ----------   ----------
                                 16,335,061    13,996,166    13,101,912    9,882,749    9,392,941
Less:
  Allowance for loan and lease
     losses...................      225,862       226,052       208,651      161,659      166,815
                                -----------   -----------   -----------   ----------   ----------
Net loans and leases..........  $16,109,199   $13,770,114   $12,893,261   $9,721,090   $9,226,126
                                ===========   ===========   ===========   ==========   ==========

LOAN AND LEASE BALANCES AND MATURITIES

     The analysis of selected loan and lease maturities at December 31, 1999 and the rate structure for the categories indicated are ($ in thousands):

                                                                            RATE STRUCTURE OF LOANS AND LEASES
                                            MATURITY                                DUE AFTER ONE YEAR
                       --------------------------------------------------   ----------------------------------
                                      OVER ONE                              WITH PRE-      WITH
                        ONE YEAR    YEAR THROUGH   OVER FIVE                DETERMINED   FLOATING
                        OR LESS      FIVE YEARS      YEARS       TOTAL         RATE        RATE       TOTAL
                       ----------   ------------   ---------   ----------   ----------   --------   ----------
Commercial, financial
  and agricultural...  $2,915,367    $1,596,930    $179,699    $4,691,996   $1,393,358   $383,271   $1,776,629
Industrial
  development revenue
  bonds..............      11,387        11,275      40,198        62,861       42,678      8,796       51,474
Real estate --
  construction.......     281,979       212,579          --       494,558      154,427     58,152      212,579
Lease financing......     156,644       636,672      16,693       810,009      653,365         --      653,365
                       ----------    ----------    --------    ----------   ----------   --------   ----------
                       $3,365,377    $2,457,456    $236,590    $6,059,424   $2,243,828   $450,219   $2,694,047
                       ==========    ==========    ========    ==========   ==========   ========   ==========

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

POTENTIAL PROBLEM LOANS AND LEASES

     At December 31, 1999 the Corporation had $14.0 million of loans for which payments are presently current, but the borrowers are experiencing serious financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.

DEPOSITS

     The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

                                           1999                 1998                 1997
                                    ------------------   ------------------   ------------------
                                      AMOUNT      RATE     AMOUNT      RATE     AMOUNT      RATE
                                    -----------   ----   -----------   ----   -----------   ----
Noninterest bearing demand
  deposits........................  $ 2,663,609          $ 2,545,724          $ 2,301,097
Interest bearing demand
  deposits........................    1,116,919   1.54%    1,129,725   1.85%    1,017,535   1.89%
Savings deposits..................    5,740,898   3.86     5,145,798   4.02     3,921,297   3.88
Time deposits.....................    6,635,476   5.23     5,935,968   5.67     4,999,866   5.78
                                    -----------          -----------          -----------
          Total deposits..........  $16,156,902          $14,757,215          $12,239,795
                                    ===========          ===========          ===========

     The maturity distribution of time deposits (CDs $100,000 and over and other time) issued in amounts of $100,000 and over and outstanding at December 31, 1999 ($ in thousands) is:

Three months or less.....................................  $  527,200
Over three and through six months........................     311,685
Over six and through twelve months.......................     320,212
Over twelve months.......................................     755,078
                                                           ----------
                                                           $1,914,175
                                                           ==========

     At December 31, 1999, time deposits issued by foreign offices totaled $1.33 billion.

SHORT-TERM BORROWINGS

     Information related to M&I's funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Amount outstanding at year end.................  $1,402,077    $1,712,165    $1,486,665
Average amount outstanding during the year.....   2,276,978     2,042,371     1,820,744
Maximum amount outstanding at any month's
  end..........................................   2,609,501     2,541,006     1,987,883
Weighted average interest rate at year end.....        3.95%         4.39%         5.70%
Weighted average interest rate during the
  year.........................................        5.00%         5.36%         5.51%

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

     Forward-looking statements are subject to significant risks and uncertainties, and M&I's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

     - General economic conditions, either nationally or in the states in which M&I does business;

     - Legislation or regulatory changes which adversely affect the businesses in which M&I is engaged;

     - Changes in the interest rate environment which reduce interest margins;

     - Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

     - Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as actions taken by particular competitors;

     - M&I's success in continuing to generate significant levels of new business in its existing markets and in identifying and penetrating targeted markets;

     - Changes in consumer spending, borrowing and saving habits;

     - Technological changes;

     - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

     - M&I's ability to increase market share and control expenses;

     - The effect of compliance with legislation or regulatory changes;

     - The effect of changes in accounting policies and practices; and

     - The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation.

     All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statement.

ITEM 2. PROPERTIES

     M&I and M&I Marshall & Ilsley Bank ("M&I Bank") occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices located in Milwaukee and in surrounding suburban communities. M&I has 26 subsidiary banks throughout Wisconsin. M&I Thunderbird Bank, a wholly-owned bank subsidiary of M&I, is located in Phoenix, Arizona and has 13 offices in Phoenix and the surrounding Maricopa County communities. M&I Bank FSB, a federal savings bank subsidiary of M&I, is located in Las Vegas, Nevada and has 4 offices in the northern Chicago, Illinois suburbs and a branch in Naples, Florida. The subsidiary banks and savings association occupy modern facilities which are owned or leased. M&I owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which M&I Data Services conducts data processing activities. M&I owns an 160,000 square foot facility in Milwaukee that houses the software development teams of M&I Data Services. Properties leased by M&I for M&I Data Services also include commercial office space in Brown Deer, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities throughout the United States.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME OF OFFICER                                OFFICE
---------------                                ------
J.B. Wigdale        Chairman of the Board since December 1992, Chief Executive
Age 63              Officer since October 1992, Director since December 1988,
                    Vice Chairman of the Board, December 1988 to December 1992,
                    Marshall & Ilsley Corporation; Chairman of the Board since
                    January 1989, Chief Executive Officer since 1987, Director since 1981, M&I Marshall & Ilsley Bank; Director -- M&I
                    First National Leasing Corp., M&I Mortgage Corp., M&I Data
                    Services, M&I Insurance Services, Inc., M&I Brokerage
                    Services, Inc., M&I Capital Markets Group L.L.C., Marshall &
                    Ilsley Trust Company and M&I National Trust Company.
D.J. Kuester        Director since February 1994, President since 1987, Marshall
Age 58              & Ilsley Corporation; President and Director since January
                    1989, M&I Marshall & Ilsley Bank; Chairman of the Board and
                    Director, M&I Data Services; Director -- M&I Support
                    Services Corp.; Director and President -- M&I Insurance
                    Company of Arizona, Inc.
G.H. Gunnlaugsson   Director since February 1994, Executive Vice President and
Age 55              Chief Financial Officer since 1987, Marshall & Ilsley
                    Corporation; Vice President of M&I Marshall & Ilsley Bank
                    since 1976; Vice President and Director -- M&I Insurance
                    Company of Arizona, Inc.; Director -- M&I Mortgage Corp.,
                    M&I Data Services, M&I Insurance Services, Inc., M&I
                    Brokerage Services, Inc., M&I Capital Markets Group L.L.C.
                    and M&I Bank FSB.
T.M. Bolger         Senior Vice President and Chief Credit Officer since 1994,
Age 50              Marshall & Ilsley Corporation; Executive Vice President
                    since 1997, M&I Marshall & Ilsley Bank;
                    Director -- Richter-Schroeder Company, Inc. and M&I Bank
                    FSB.
J.L. Delgadillo     Senior Vice President of Marshall & Ilsley Corporation since
Age 47              1993; Chief Executive Officer since January 1998 and
                    Director of M&I Data Services since 1994; President and
                    Chief Operating Officer of M&I Data Services since 1993;
                    Senior Vice President of M&I Data Services from 1989 to
                    1993; Director and Executive Vice President -- M&I EastPoint
                    Technology, Inc. since 1996.
S.T. Happ           Senior Vice President since April 1999, Marshall & Ilsley
Age 38              Corporation; President, Chief Executive Officer and Director
                    since January 1994, M&I Mortgage Corp.; Vice President, M&I
                    Bank FSB; President and Director, M&I Mortgage Reinsurance
                    Corporation.

D.R. Jones          Senior Vice President since December 1993, Vice President and Affiliate Bank
Age 54              Manager since May 1993, Vice President and South Regional Manager from March
                    1989 to May 1993, Marshall & Ilsley Corporation; Director -- M&I Support
                    Services Corp.
P.R. Justiliano     Senior Vice President since 1994 and Corporate Controller since April 1989,
Age 49              Vice President, 1986 to 1994, Marshall & Ilsley Corporation; Director and
                    Treasurer, M&I Insurance Company of Arizona, Inc.; Director -- M&I Bank FSB.
T.J. O'Neill        Senior Vice President since April 1997, Marshall & Ilsley Corporation;
Age 39              Senior Vice President since 1997, Vice President since 1990, M&I Marshall &
                    Ilsley Bank; President and Director, M&I Bank FSB and M&I Dealer Finance,
                    Inc.; Director -- M&I Support Services Corp.
J.L. Roberts        Senior Vice President of Marshall & Ilsley Corporation since 1994; Senior
Age 47              Vice President since 1994, Vice President and Controller from 1986 to 1995,
                    M&I Marshall & Ilsley Bank; President and Director of M&I Support Services
                    Corporation since 1995; Director -- M&I Bank FSB.
T.A. Root           Senior Vice President since 1998, Audit Director since May 1996, Vice
Age 43              President from 1991 to 1998, Marshall & Ilsley Corporation; Vice President
                    and Auditor since 1993, M&I Marshall & Ilsley Bank.
L.I. Sherman        Senior Vice President, Director of Marketing of Marshall & Ilsley
Age 51              Corporation since 1996; Senior Vice President/Director of Marketing from
                    1989 to 1995, Old Kent Financial Corp.
G.D. Strelow        Senior Vice President and Human Resources Director of Marshall & Ilsley
Age 65              Corporation since 1993; Vice President and Human Resources Director of M&I
                    Marshall & Ilsley Bank since 1980.
J.V. Williams       Senior Vice President since December 1997, Marshall & Ilsley Corporation;
Age 55              Executive Vice President and Chief Operating Officer since January 1999,
                    Marshall & Ilsley Trust Company; President, Chief Executive Officer and
                    Director since January 1996, M&I Insurance Services, Inc.; Senior Vice
                    President since 1994, M&I Marshall & Ilsley Bank; President, Chief Executive
                    Officer and Director since February 1989, M&I Brokerage Services, Inc.;
                    Director -- M&I Investment Management Corp., M&I Portfolio Services, Inc.
                    and M&I National Trust Company.
D.H. Wilson         Senior Vice President and Treasurer since December 1996, Vice President and
Age 40              Treasurer since 1995, Marshall & Ilsley Corporation; Vice President,
                    Treasury from June 1992 to May 1995, ABN AMRO/LaSalle National Bank;
                    Director -- M&I Custody of Nevada, Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK LISTING

     M&I's common stock is traded under the symbol "MI" on the New York Stock Exchange. Common dividends declared and the price range for M&I's common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements, Quarterly Financial Information.

     A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, and in Note 13 in Item 8, Consolidated Financial Statements.

HOLDERS OF COMMON EQUITY

     At December 31, 1999, M&I had approximately 20,549 record holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                        CONSOLIDATED SUMMARY OF EARNINGS
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                        1999         1998         1997         1996        1995
                                     ----------   ----------   ----------   ----------   --------
INTEREST INCOME:
  Loans and Leases.................  $1,156,775   $1,085,829   $  921,161   $  804,951   $817,247
  Investment Securities:
     Taxable.......................     269,668      280,377      240,238      198,787    146,498
     Tax Exempt....................      58,820       52,969       45,420       30,718     18,112
  Other Short-term Investments.....      11,321       14,869       13,514       11,365     14,439
                                     ----------   ----------   ----------   ----------   --------
          Total Interest Income....   1,496,584    1,434,044    1,220,333    1,045,821    996,296
INTEREST EXPENSE:
  Deposits.........................     585,864      564,540      460,418      392,473    363,488
  Short-term Borrowings............     142,294      126,624      111,193       63,892     48,390
  Long-term Borrowings.............      63,145       66,810       54,175       53,615     63,701
                                     ----------   ----------   ----------   ----------   --------
          Total Interest Expense...     791,303      757,974      625,786      509,980    475,579
                                     ----------   ----------   ----------   ----------   --------
Net Interest Income................     705,281      676,070      594,547      535,841    520,717
Provision for Loan and Lease
  Losses...........................      25,419       27,090       17,633       15,634     16,558
                                     ----------   ----------   ----------   ----------   --------
Net Interest Income After Provision
  for Loan and Lease Losses........     679,862      648,980      576,914      520,207    504,159
OTHER INCOME:
  Data Processing Services.........     485,941      412,632      343,846      268,526    213,914
  Trust Services...................     100,963       88,496       78,595       70,190     64,176
  Net Securities Gains (Losses)....       7,676       30,783        4,127       15,471      5,189
  Other............................     251,194      224,422      181,901      157,087    146,319
                                     ----------   ----------   ----------   ----------   --------
          Total Other Income.......     845,774      756,333      608,469      511,274    429,598
OTHER EXPENSE:
  Salaries and Benefits............     583,659      523,606      460,164      392,711    352,466
  Merger/Restructuring.............          --       23,373           --           --         --
  Other............................     414,038      393,049      337,047      320,821    268,353
                                     ----------   ----------   ----------   ----------   --------
          Total Other Expense......     997,697      940,028      797,211      713,532    620,819
                                     ----------   ----------   ----------   ----------   --------
Income Before Taxes................     527,939      465,285      388,172      317,949    312,938
Provision for Income Taxes.........     173,428      163,962      131,487      111,314    111,247
                                     ----------   ----------   ----------   ----------   --------
          Net Income...............  $  354,511   $  301,323   $  256,685   $  206,635   $201,691
                                     ==========   ==========   ==========   ==========   ========
PER SHARE:
  Basic Net Income.................  $     3.32   $     2.79   $     2.62   $     2.12   $   2.04
  Diluted Net Income...............        3.14         2.61         2.43         1.98       1.91
  Common Dividends Declared........       0.940        0.860        0.785        0.720      0.645
OTHER SIGNIFICANT DATA:
  Year-End Common Stock Price......  $    62.81   $    58.44   $    62.13   $    34.63   $  26.00
  Return on Average Shareholders'
     Equity........................       16.32%       14.13%       16.49%       15.03%     15.91%
  Return on Average Assets.........        1.56         1.45         1.51         1.41       1.48
  Dividend Payout Ratio............       29.94        32.95        32.30        36.36      33.77
  Average Equity to Average Assets
     Ratio.........................        9.57        10.26         9.15         9.39       9.27
  Ratio of Earnings to Fixed
     Charges*
     Excluding Interest on
       Deposits....................        3.38x        3.25x        3.21x        3.52x      3.62x
     Including Interest on
       Deposits....................        1.65x        1.60x        1.61x        1.61x      1.65x

---------------

* See Exhibit 12 for detailed computation of these ratios.

                      CONSOLIDATED AVERAGE BALANCE SHEETS
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                     Assets

                                               1999           1998          1997          1996          1995
                                           ------------   ------------   -----------   -----------   -----------
Cash and Due from Banks..................  $    638,399   $    652,988   $   614,824   $   586,985   $   588,012
Short-term Investments...................       186,105        247,049       206,295       188,082       237,094
Trading Securities.......................        37,277         43,404        40,822        25,264        10,346
Investment Securities:
    Taxable..............................     4,208,498      4,317,668     3,570,225     3,104,010     2,405,046
    Tax Exempt...........................     1,217,847      1,078,333       913,130       668,913       374,014
Loans and Leases:
    Commercial...........................     4,359,880      3,749,518     3,128,568     2,947,631     2,842,688
    Real Estate..........................     8,639,360      7,967,626     6,309,818     5,139,926     5,268,669
    Personal.............................     1,204,931      1,154,110     1,147,203     1,148,511     1,165,852
    Lease Financing......................       705,054        532,043       394,024       293,448       262,566
                                           ------------   ------------   -----------   -----------   -----------
Total Loans and Leases...................    14,909,225     13,403,297    10,979,613     9,529,516     9,539,775
Allowance for Loan and Lease Losses......       228,500        216,456       174,525       166,886       166,350
                                           ------------   ------------   -----------   -----------   -----------
Net Loans and Leases.....................    14,680,725     13,186,841    10,805,088     9,362,630     9,373,425
Other Assets.............................     1,732,112      1,263,890       851,030       709,803       681,997
                                           ------------   ------------   -----------   -----------   -----------
         Total Assets....................  $ 22,700,963   $ 20,790,173   $17,001,414   $14,645,687   $13,669,934
                                           ============   ============   ===========   ===========   ===========

                                      Liabilities and Shareholders' Equity

Noninterest Bearing Deposits.............  $  2,663,609   $  2,545,724   $ 2,301,097   $ 2,116,197   $ 2,003,662
Interest Bearing Deposits:
  Savings and NOW Accounts...............     2,027,658      2,140,380     1,915,888     1,905,775     2,078,354
  Money Market Savings...................     4,830,159      4,135,143     3,022,944     2,597,732     2,113,550
  CDs of $100 or more....................     1,694,301      1,547,816     1,334,532       933,164       693,345
  Other..................................     4,941,175      4,388,152     3,665,334     3,344,644     3,393,785
                                           ------------   ------------   -----------   -----------   -----------
Total Deposits...........................    16,156,902     14,757,215    12,239,795    10,897,512    10,282,696
Short-term Borrowings....................     2,803,834      2,357,161     2,017,829     1,218,177       850,258
Long-term Borrowings.....................     1,009,132      1,046,321       787,819       823,397       959,022
Accrued Expenses and Other Liabilities...       558,978        496,439       399,605       331,743       310,332
Shareholders' Equity.....................     2,172,117      2,133,037     1,556,366     1,374,858     1,267,626
                                           ------------   ------------   -----------   -----------   -----------
         Total Liabilities and
           Shareholders' Equity..........  $ 22,700,963   $ 20,790,173   $17,001,414   $14,645,687   $13,669,934
                                           ============   ============   ===========   ===========   ===========
Other Significant Data:
  Book Value Per Share at Year End.......  $      19.47   $      19.88   $     17.94   $     13.75   $     13.34
  Average Common Shares Outstanding......   104,940,787    105,918,139    95,831,283    95,895,547    97,794,476
  Shareholders of Record at Year End*....        20,549         21,410        21,157        18,460        18,659
  Employees at Year End*.................        11,433         10,756        10,227         8,995         9,079
Historically Reported Credit Quality
  Ratios:*
  Net Loan and Lease Charge-offs to
    Average Loans and Leases.............          0.17%          0.07%         0.13%         0.23%         0.10%
  Total Nonperforming Loans and Leases**
    & OREO to End of Period Loans and
    Leases & OREO........................          0.75           0.85          0.70          0.81          0.79
  Allowance for Loan and Lease Losses to
    End of Period Loans and Leases.......          1.38           1.62          1.62          1.68          1.82
  Allowance for Loan and Lease Losses to
    Total Nonperforming Loans
    and Leases**.........................           193            206           275           225           261

---------------

 * Not restated for acquisitions accounted for as pooling of interests.

** Loans and leases nonaccrual, restructured, and past due 90 days or more.

                             YIELD & COST ANALYSIS
                 YEARS ENDED DECEMBER 31 (TAX EQUIVALENT BASIS)

                                                              1999   1998   1997   1996   1995
                                                              ----   ----   ----   ----   ----
Average Rates Earned:
  Loans & Securitized ARMs..................................  7.77%  8.09%  8.36%  8.41%  8.58%
  Investment Securities -- Taxable..........................  6.26   6.26   6.62   6.29   6.09
  Investment Securities -- Tax Exempt.......................  7.13   7.44   7.40   6.76   6.89
  Trading Securities........................................  5.08   5.13   5.01   4.83   5.05
  Short-term Investments....................................  5.08   5.13   5.57   5.40   5.89
Average Rates Paid:
  Interest Bearing Deposits.................................  4.34%  4.62%  4.63%  4.47%  4.39%
  Short-term Borrowings.....................................  5.07   5.37   5.51   5.24   5.69
  Long-term Borrowings......................................  6.26   6.39   6.88   6.51   6.64
  M&I Marshall & Ilsley Bank Average Prime Rate.............  8.02   8.35   8.44   8.27   8.83
Summary Yield and Cost Analysis:
(As a % of Average Assets)
  Average Yield.............................................  6.72%  7.02%  7.31%  7.25%  7.37%
  Average Cost..............................................  3.49   3.64   3.68   3.48   3.48
                                                              ----   ----   ----   ----   ----
  Net Interest Income.......................................  3.23   3.38   3.63   3.77   3.89
  Provision for Loan and Lease Losses.......................  0.11   0.13   0.10   0.11   0.12
                                                              ----   ----   ----   ----   ----
  Net Interest Income After Provision for Loan and Lease
     Losses.................................................  3.12   3.25   3.53   3.66   3.77
  Net Securities Gains (Losses).............................  0.03   0.15   0.02   0.11   0.04
  Other Income..............................................  3.69   3.49   3.55   3.39   3.10
  Other Expense.............................................  4.39   4.52   4.68   4.88   4.54
                                                              ----   ----   ----   ----   ----
  Income Before Income Taxes................................  2.45   2.37   2.42   2.28   2.37
  Provision for Income Taxes................................  0.89   0.92   0.91   0.87   0.89
                                                              ----   ----   ----   ----   ----
          Net Income........................................  1.56%  1.45%  1.51%  1.41%  1.48%
                                                              ====   ====   ====   ====   ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

     Net income in 1999 amounted to $354.5 million or $3.14 per share on a diluted basis. The return on average assets and return on average equity were 1.56% and 16.32%, respectively. By comparison, 1998 net income was $301.3 million, diluted earnings per share was $2.61, the return on average assets was 1.45% and the return on average equity was 14.13%. For the year ended December 31, 1997, net income was $256.7 million or $2.43 per share diluted and the returns on average assets and average equity were 1.51% and 16.49%, respectively.

     The results of operations and financial position for the periods presented include the effects of the acquisitions of certain assets and liabilities by the Data Services Division of the Corporation from the dates of merger. All three transactions were accounted for as purchases. Cash consideration in the three transactions aggregated $87 million.

     On April 1, 1998, the Corporation completed the merger with Advantage Bancorp, Inc. ("Advantage") a Kenosha, Wisconsin based savings and loan holding company by issuing 1.2 shares of the Corporation's Common Stock for each share of Advantage Common Stock. At the time of merger, Advantage had consolidated assets of $1.0 billion. The transaction was accounted for as a pooling of interests. In conjunction with this transaction, the Corporation recorded a merger/restructuring charge of approximately $23.4 million ($16.3 million after-tax).

     The results of operations and average financial position for the periods presented include the effects of the acquisition of Security Capital Corporation ("Security") from the date of merger which was October 1, 1997. M&I paid approximately $376 million in cash and issued 12.3 million shares of its common stock in a transaction that was accounted for as a purchase. Security had approximately $2.2 billion of consolidated loans and $2.3 billion of consolidated deposits at the time of merger.

     The following is a summary of the unusual items reported in 1998 and the comparative operating income, earnings per share and return on average equity based on operating income for 1999, 1998, and 1997.

                                                              1999     1998     1997
                                                             ------   ------   ------
                                                              ($ IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
Net income.................................................  $354.5   $301.3   $256.7
Special charges
  Merger/Restructuring charges.............................      --     16.3       --
                                                             ------   ------   ------
Total special charges......................................      --     16.3       --
                                                             ------   ------   ------
Operating income...........................................  $354.5   $317.6   $256.7
                                                             ======   ======   ======
Operating income per share
  Basic....................................................  $ 3.32   $ 2.94   $ 2.62
  Diluted..................................................    3.14     2.76     2.43
Operating income to average equity.........................   16.32%   14.89%   16.49%

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

    SUMMARY CONSOLIDATED TANGIBLE OPERATING INCOME AND FINANCIAL STATISTICS
                     ($ IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              1999     1998     1997
                                                             ------   ------   ------
Operating income...........................................  $354.5   $317.6   $256.7
Amortization, net of tax...................................    23.8     21.0      8.5
                                                             ------   ------   ------
Tangible operating income..................................  $378.3   $338.6   $265.2
                                                             ======   ======   ======
Tangible operating income per share
  Basic....................................................  $ 3.55   $ 3.14   $ 2.71
  Diluted..................................................    3.35     2.94     2.51
Return on average tangible assets..........................    1.69%    1.65%    1.57%
Return on average tangible equity..........................   20.49    18.48    18.35

OPERATING INCOME STATEMENT COMPONENTS AS A PERCENT OF AVERAGE TOTAL ASSETS

     The following table presents a summary of the major elements of the consolidated operating income statements for the years ended December 31, 1999, 1998 and 1997. Each of the elements is stated as a percent of consolidated average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE). The results exclude the special charges in 1998 as previously discussed.

                                                              1999    1998    1997
                                                              -----   -----   -----
Interest Income.............................................   6.72%   7.02%   7.31%
Interest Expense............................................  (3.49)  (3.64)  (3.68)
                                                              -----   -----   -----
Net Interest Income.........................................   3.23    3.38    3.63
Provision for Loan and Lease Losses.........................  (0.11)  (0.13)  (0.10)
Net Securities Gains........................................   0.03    0.15    0.02
Other Income................................................   3.69    3.49    3.55
Other Expense...............................................  (4.39)  (4.41)  (4.68)
                                                              -----   -----   -----
Income Before Income Taxes..................................   2.45    2.48    2.42
Income Taxes................................................  (0.89)  (0.95)  (0.91)
                                                              -----   -----   -----
Operating Income To Average Assets..........................   1.56%   1.53%   1.51%
                                                              =====   =====   =====

NET INTEREST INCOME

     Net interest income in 1999 amounted to $705.3 million, an increase of $29.2 million or 4.3% compared with net interest income of $676.1 million in 1998.

     Average earning assets in 1999 amounted to $20.6 billion compared to $19.1 billion in 1998, an increase of $1.5 billion or 7.7%. Average loans and leases, including securitized adjustable rate mortgage loans (ARMs), increased $1.1 billion or 7.8%. The remaining growth in average earning assets was primarily attributable to investment securities.

     Average interest bearing liabilities increased $1.7 billion or 10.8% in 1999 compared to 1998. Average interest bearing deposits increased $1.3 billion or 10.5%. Average short-term borrowings increased $447 million while average long-term borrowings decreased $37 million. Average noninterest bearing deposits increased $118 million or 4.6% in 1999 compared to the prior year. The increase in average interest bearing liabilities in 1999 reflects funding of earning asset growth along with the effect of cash paid for acquisitions and the effect of treasury share repurchases.

     The growth and composition of the Corporation's average loan and lease portfolio for the current year and prior two years are reflected in the following table. The securitized ARM loans that are classified as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                                                                                          PERCENT
                                                                                           GROWTH
                                                                                        ------------
                                                                                        1999    1998
                                                                                         VS      VS
                                                      1999        1998        1997      1998    1997
                                                    ---------   ---------   ---------   -----   ----
Commercial Loans..................................  $ 4,359.9   $ 3,749.5   $ 3,128.6    16.3%  19.8%
Real Estate Loans:
  Construction....................................      430.1       421.3       405.5     2.1    3.9
  Commercial Mortgages............................    3,845.3     3,545.1     2,787.7     8.5   27.2
  Residential Mortgages...........................    4,363.9     4,001.3     3,116.6     9.1   28.4
  Securitized ARM Loans...........................      536.6       919.3       618.2   (41.6)  48.7
                                                    ---------   ---------   ---------   -----   ----
Total Real Estate Loans & ARMs....................    9,175.9     8,887.0     6,928.0     3.3   28.3
Personal Loans:
  Student Loans...................................      257.9       268.8       280.8    (4.1)  (4.3)
  Other Personal Loans............................      947.0       885.3       866.4     7.0    2.2
                                                    ---------   ---------   ---------   -----   ----
Total Personal Loans..............................    1,204.9     1,154.1     1,147.2     4.4    0.6
Lease Financing Receivables:
  Commercial......................................      335.0       329.6       292.0     1.6   12.9
  Personal........................................      370.1       202.4       102.0    82.8   98.4
                                                    ---------   ---------   ---------   -----   ----
Total Lease Financing Receivables.................      705.1       532.0       394.0    32.5   35.0
                                                    ---------   ---------   ---------   -----   ----
Total Consolidated Average Loans, Leases & ARMs...  $15,445.8   $14,322.6   $11,597.8     7.8%  23.5%
                                                    =========   =========   =========   =====   ====
Total Consolidated Average Loans, Leases & ARMs
  Total Commercial Banking........................  $ 8,870.0   $ 7,910.5   $ 6,437.1    12.1%  22.9%
                                                    =========   =========   =========   =====   ====
  Total Retail Banking............................  $ 6,575.8   $ 6,412.1   $ 5,160.7     2.6%  24.2%
                                                    =========   =========   =========   =====   ====
Total Consolidated Average Loans and Leases.......  $14,909.2   $13,403.3   $10,979.6    11.2%  22.1%
                                                    =========   =========   =========   =====   ====

     Compared to 1998, average loans, leases and ARMs increased $1.1 billion or 7.8%. Loan growth was primarily attributable to commercial banking. Total loan growth in commercial banking amounted to $960 million or 12.1% and was driven by commercial loan growth of $610 million and commercial real estate loan growth of $344 million. Retail banking loan growth amounted to $164 million or 2.6% primarily due to growth in home equity loans and lines of $400 million and $168 million of growth in lease financing receivables. Residential real estate loans and securitized ARM loans decreased $455 million which reflects, in part, the effect of increased prepayments throughout 1998 and early 1999 as customers refinanced to fixed rate loans and reduced demand in the second half of 1999 due to increases in interest rates. There were no ARM loan securitizations in 1999. Generally, the Corporation sells fixed rate residential real estate loans in the secondary market. One to four family residential real estate loans sold to investors amounted to $1.1 billion in 1999 compared to $2.2 billion in 1998.

     The growth and composition of the Corporation's consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

                                                                            PERCENT GROWTH
                                                                            --------------
                                                                            1999     1998
                                                                             VS       VS
                                       1999         1998         1997       1998     1997
                                     ---------    ---------    ---------    -----    -----
Noninterest Bearing
  Commercial.......................  $ 1,720.3    $ 1,658.2    $ 1,499.5     3.7%    10.6%
  Personal.........................      558.7        508.9        452.3     9.8     12.5
  Other............................      384.6        378.6        349.3     1.6      8.4
                                     ---------    ---------    ---------    ----     ----
Total Noninterest Bearing
  Deposits.........................    2,663.6      2,545.7      2,301.1     4.6     10.6
Interest Bearing
  Savings and NOW..................    2,027.6      2,140.4      1,915.9    (5.3)    11.7
  Money Market.....................    4,830.2      4,135.1      3,022.9    16.8     36.8
  Other CDs & Time.................    4,941.2      4,388.2      3,665.4    12.6     19.7
  CDs Greater than $100,000........      817.9        816.5        703.9     0.2     16.0
  Brokered CDs.....................      876.4        731.3        630.6    19.8     16.0
                                     ---------    ---------    ---------    ----     ----
Total Interest Bearing Deposits....   13,493.3     12,211.5      9,938.7    10.5     22.9
                                     ---------    ---------    ---------    ----     ----
Total Consolidated Average
  Deposits.........................  $16,156.9    $14,757.2    $12,239.8     9.5%    20.6%
                                     =========    =========    =========    ====     ====
Total Bank Issued Deposits.........  $13,513.5    $13,194.5    $11,421.8     2.4%    15.5%
Total Wholesale Deposits...........    2,643.4      1,562.7        818.0    69.2     91.0
                                     ---------    ---------    ---------    ----     ----
Total Consolidated Average
  Deposits.........................  $16,156.9    $14,757.2    $12,239.8     9.5%    20.6%
                                     =========    =========    =========    ====     ====

     Due to strong earning asset growth, particularly loan growth, the Corporation made greater use of wholesale deposits in 1999 compared to the prior year. Wholesale deposits increased $1.1 billion or 69.2%, of which, eurodollar term and overnight deposits, which are included in Other CDs & Time, accounted for $870 million of the increase while brokered CDs increased $145 million.

     Money market savings, especially money market index accounts, and noninterest bearing deposits exhibited the greatest growth in bank issued deposits in 1999 compared to 1998. Average bank issued money market savings increased $630 million or 17.5% and noninterest bearing deposits increased $118 million or 4.6%. Average savings and NOW decreased $113 million or 5.3% in 1999 compared to the prior year.

     During 1999, M&I disposed of eight branches. Deposits and loans aggregating approximately $92 million and $31 million, respectively were divested in 1999.

     The net interest margin (FTE) as a percent of average earning assets was 3.58% in 1999 compared to 3.69% in 1998, a decrease of 11 basis points. The yield on earning assets decreased 25 basis points from 7.68% in 1998 to 7.43% in 1999 while the cost of interest bearing liabilities decreased 28 basis points from 4.85% in 1998 to 4.57% in 1999.

     The yield on loans, leases and securitized ARMs was 7.77% in 1999 compared to 8.09% in 1998, a decrease of 32 basis points. The decline in yield reflects, in part, run-off of higher yielding loans and securitized ARMs throughout 1998 and early 1999 as well as lower yields on new loans. Excluding the effects of Security purchase accounting premium amortization, the yields on loans, leases and securitized ARMs would have been 7.79% in 1999 and 8.18% in 1998, a decline of 39 basis points. Premium amortization associated with Security purchase accounting adjustments for fixed rate mortgage and home equity loans amounted to $4.0 million in 1999 compared to $11.2 million in 1998 which reflects a slowing of prepayments beginning in the second quarter of 1999. Loan and lease growth offset the yield decline and netted approximately $42 million or 64% of the increase in interest on earning assets on a FTE basis.

     The remaining increase in interest on earning assets is primarily attributable to investment securities. The total yield on the investment security portfolio, excluding securitized ARMs, decreased by approximately

7 basis points in 1999 compared to 1998. Premium amortization associated with Security purchase accounting adjustments for investment securities was $2.8 million in 1999 compared to $7.6 million in 1998. Excluding the effects of purchase accounting premium amortization, the yields on investment securities would have been 6.54% in 1999 and 6.72% in 1998, a decline of 18 basis points. Average investment securities, excluding Securitized ARM loans and fair market adjustments for available for sale securities, increased $456 million or 10.3%. The increase in volume offset the decline in yield and contributed $27 million or 41% of the increase in interest on earning assets on a FTE basis.

     The increase in the volume of interest bearing liabilities, primarily deposits and short-term borrowings accounted for the increase in interest paid on interest bearing liabilities in 1999. In addition to the use of wholesale deposits to fund earning asset growth, interest expense was adversely affected by the costs of acquisitions and the repurchase of treasury shares. The Corporation estimates that approximately $9.3 million of interest expense is attributable to the $317 million spent to repurchase common shares in 1999.

     During 1999, eight of the Corporation's banking affiliates began issuing bank notes. At December 31, 1999, bank notes, which are included in short-term borrowings, amounted to $550 million. See Note 11, Short-term Borrowings in Notes to Consolidated Financial Statements contained in Item 8 herein for further discussion regarding bank notes. During 1999, the Corporation issued $75 million of Series D medium-term notes which were used, in part, to refinance maturities of medium-term notes in 1999. No additional borrowings may occur under the existing medium-term note program and the Corporation anticipates filing a shelf registration in 2000 to be able to increase its capacity to issue additional debt.

     At December 31, 1999, the Corporation had receive fixed/pay floating interest rate swaps and interest rate floors designated as hedges against the interest rate volatility associated with variable rate loans, brokered callable CDs, brokered callable step-up CDs, retail callable CDs and equity index CDs. See Note 17, Financial Instruments with Off-Balance Sheet Risk in Notes to Consolidated Financial Statements contained in Item 8 herein for further discussion regarding the Corporation's use of derivative financial instruments.

     For 1999, the effect on net interest income resulting from the derivative financial instruments designated as hedges was a positive $7.1 million compared with a positive $5.1 million in 1998.

     In late December, 1998, the Corporation purchased $400 million of single premium bank-owned life insurance policies which insure the lives of certain officers of the Corporation and its affiliates. The Corporation is utilizing this vehicle to fund future employee benefit obligations. These purchases were funded by the maturities and sales of investment securities classified as available for sale. The net realizable values of bank-owned life insurance policies are a component of other assets in the consolidated balance sheets and periodic increases in the values are included as a component of other income. These transactions have the effect of reducing the Corporation's net interest income (and margin) and increasing its other income.

     Excluding the Security purchase accounting premium amortization, the effect of derivative financial instruments and the treasury common share repurchases in 1999, the net yield on interest earning assets was 3.62% in 1999 and 3.77% in 1998, a decline of 15 basis points. As previously discussed, the use of higher cost funding sources in lieu of core deposit growth and lower yielding assets all contributed to the decline. The Corporation's net interest margin will also continue to be negatively impacted by rising interest rates. In addition to continuing to seek less costly sources of funds, the Corporation may, among other things, consider divesting of lower yielding assets through sale or securitization in the future.

     Net interest income in 1998 amounted to $676.1 million, an increase of $81.6 million or 13.7% compared with net interest income of $594.5 million in 1997.

     Average earning assets in 1998 amounted to $19.1 billion compared to $15.7 billion in 1997, an increase of $3.4 billion or 21.5%. Average loans and leases, including securitized ARMs, increased $2.7 billion or 23.5% of which, approximately $1.7 billion was attributable to the Security merger. The remaining growth in average earning assets was primarily attributable to investment securities. Approximately $840 million of the growth is attributable to the Security merger.

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

     In 1998, $132 million of FHLB advances matured. Approximately $75 million was refinanced with new FHLB advances. During 1997, the remaining $130.0 million of the Corporation's banking subsidiaries' bank notes matured and were refinanced primarily with short-term borrowings and brokered certificates of deposit. In addition, $104.3 million of the Corporation's Medium Term Notes Series B and C matured and were refinanced with Medium Term Notes Series C and
D. Medium Term Note maturities amounted to $1.8 million in 1998.

     Average loans associated with commercial banking increased $1.5 billion while average loans associated with retail banking increased $1.3 billion in 1998 compared to 1997. As previously discussed, the annual loan growth is largely attributable to the Security merger. Adjusting for Security's 1997 pre-merger average balances total consolidated average loans, leases and ARMs grew approximately $618 million or 4.5% in 1998, with commercial loans growing approximately $574 million or 18.1%, commercial real estate loans increasing approximately $187 million or 5.6%, lease financing receivables growing approximately $125 million or 30.6%, and construction loans growing approximately $16 million or 3.9%. Partially offsetting those increases were reductions of approximately $270 million or 5.2% in residential real estate loans and ARMs and approximately $13 million or 1.1% for personal loans. The decrease in residential real estate and ARM loans reflects the effect of increased prepayments associated with customer refinancings to fixed rate loans in response to declining interest rates. Generally, the Corporation sells fixed rate residential real estate loans in the secondary market. One to four family residential real estate loans sold to investors amounted to $2.2 billion in 1998 compared to $0.8 billion in 1997.

     During 1998, approximately $259 million of ARM loans were converted into government guaranteed agency pool securities. ARM loans totaling approximately $218 million were securitized in 1997. Approximately $580 million of securitized ARMs were acquired in the Security merger.

     Money market savings exhibited the greatest growth when comparing average deposits in 1998 to average deposits in 1997. Average money market savings increased $1.1 billion in 1998 over 1997, of which, approximately $0.6 billion of the increase is attributable to the Security merger.

     The increase in Other CDs & Time in 1998 compared with 1997 reflects, in part, issuance of Callable CDs to customers and a $300 million or 121.4% increase in foreign time deposits, primarily eurodollar deposits.

     The Corporation has a brokered CD program to acquire longer-term CDs with maturities of one year or more in order to provide a stable source of funds that over time is less costly than Bank Notes. During the second quarter of 1997, the Corporation began issuing brokered CDs that are callable at the option of the Corporation. Concurrently with the callable issues, the Corporation entered into receive fixed interest rate swaps which are callable at the option of the counterparties. The call provisions are generally exercisable one year after issuance. Brokered callable CDs averaged $255 million and $34 million in 1998 and 1997, respectively, and amounted to $278.2 million and $124.8 million at December 31 for those years. The brokered callable CDs together with the interest rate swaps, provide term liquidity at rates below LIBOR.

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

     The yield on loans, leases and securitized ARMs was 8.09% in 1998 compared to 8.36% in 1997, a decrease of 27 basis points. The decline in yield reflects, in part, continued run-off of higher yielding loans and securitized ARMs as well as accelerated amortization of purchase accounting premiums assigned to fixed rate loans acquired from Security due to prepayments and refinancings in response to declining interest rates. Premium amortization for fixed rate mortgage loans and fixed rate home equity loans amounted to $11.2 million in 1998 compared to $0.7 million in 1997. Excluding the effects of the premium amortization, the yields on loans, leases and securitized ARMs would have been 8.18% and 8.38% in 1998 and 1997, respectively, a decrease of 20 basis points.

     The remaining increase in interest on earning assets is primarily attributable to investment securities. The total yield on the investment security portfolio, excluding securitized ARMs, decreased by approximately 27 basis points in 1998 compared to 1997 and the average balance of such investment securities, excluding fair value adjustments for available for sale securities, increased $585 million or 15.3%.

     The increase in the volume of interest bearing deposits accounted for $107 million or 81% of the increase in interest paid on interest bearing liabilities in 1998. The decrease in cost of borrowings was offset by the increase in average balance resulting in an increase in interest expense of $28.1 million.

     At December 31, 1998, the Corporation had $1.0 billion in notional amount of standard receive fixed/pay floating interest rate swaps, an interest rate floor with $25 million in notional amount and $25 million in notional amount of an interest rate cap. These derivative financial instruments were designated as hedges against interest rate volatility associated with variable rate loans, variable rate deposits, variable rate debt and fixed rate callable CDs. The effect on net interest income was a positive $5.1 million in 1998 compared to $2.6 million in 1997.

     Excluding the Security purchase accounting premium amortization and the effect of derivative financial instruments the net yield on interest earning assets was 3.77% in 1998 and 3.94% in 1997, a decline of 17 basis points.

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

     The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans and leases to provide a more meaningful comparison ($ in thousands):

                                          1999                                  1998                             1997
                           -----------------------------------   -----------------------------------   ------------------------
                                          INTEREST    AVERAGE                   INTEREST    AVERAGE                   INTEREST
                             AVERAGE      EARNED/     YIELD OR     AVERAGE      EARNED/     YIELD OR     AVERAGE      EARNED/
                             BALANCE        PAID      COST(3)      BALANCE        PAID      COST(3)      BALANCE        PAID
                           -----------   ----------   --------   -----------   ----------   --------   -----------   ----------
Loans, leases, and
  securitized
  ARMs(1)(2).............  $15,445,809   $1,198,505     7.77%    $14,322,551   $1,156,569     8.09%    $11,597,804   $  968,788
Investment securities:
  Taxable................    3,671,914      229,909     6.26       3,398,414      211,562     6.26       2,952,034      194,481
  Tax exempt(1)..........    1,217,847       85,552     7.13       1,078,333       77,212     7.44         913,130       66,372
Interest bearing deposits
  in other banks.........       21,566        1,184     5.49          28,704        1,466     5.11          28,838        1,527
Funds sold and security
  resale agreements......       68,764        3,758     5.47          38,738        2,218     5.73          89,809        5,091
Trading securities(1)....       37,277        1,894     5.08          43,404        2,225     5.13          40,822        2,046
Other short-term
  investments............       95,775        4,515     4.71         179,607        8,982     5.00          87,648        4,880
                           -----------   ----------     ----     -----------   ----------     ----     -----------   ----------
        Total interest
          earning
          assets.........   20,558,952    1,525,317     7.43%     19,089,751    1,460,234     7.68%     15,710,085    1,243,185
Cash and demand deposits
  due from banks.........      638,399                               652,988                               614,824
Premises and equipment,
  net....................      360,624                               357,040                               334,617
Other assets.............    1,371,488                               906,850                               516,413
Allowance for loan and
  lease losses...........     (228,500)                             (216,456)                             (174,525)
                           -----------                           -----------                           -----------
        Total assets.....  $22,700,963                           $20,790,173                           $17,001,414
                           ===========                           ===========                           ===========
Money market savings
  deposits...............  $ 4,830,159   $  205,148     4.25%    $ 4,135,143   $  184,621     4.46%    $ 3,022,944   $  130,549
Savings and interest
  bearing demand
  deposits...............    2,027,658       33,525     1.65       2,140,380       43,174     2.02       1,915,888       40,962
Other time deposits......    4,941,175      254,965     5.16       4,388,152      246,800     5.62       3,665,334      209,651
CDs greater than $100,
  brokered and callable
  CDs....................    1,694,301       92,226     5.44       1,547,816       89,945     5.81       1,334,532       79,256
                           -----------   ----------     ----     -----------   ----------     ----     -----------   ----------
Total interest bearing
  deposits...............   13,493,293      585,864     4.34      12,211,491      564,540     4.62       9,938,698      460,418
Short-term borrowings....    2,803,834      142,294     5.07       2,357,161      126,624     5.37       2,017,829      111,193
Long-term borrowings.....    1,009,132       63,145     6.26       1,046,321       66,810     6.39         787,819       54,175
                           -----------   ----------     ----     -----------   ----------     ----     -----------   ----------
        Total interest
          bearing
          liabilities....   17,306,259      791,303     4.57%     15,614,973      757,974     4.85%     12,744,346      625,786
Noninterest bearing
  deposits...............    2,663,609                             2,545,724                             2,301,097
Other liabilities........      558,978                               496,439                               399,605
Shareholders' equity.....    2,172,117                             2,133,037                             1,556,366
                           -----------                           -----------                           -----------
        Total liabilities
          and
          shareholders'
          equity.........  $22,700,963                           $20,790,173                           $17,001,414
                           ===========                           ===========                           ===========
Net interest income......                $  734,014                            $  702,260                            $  617,399
                                         ==========                            ==========                            ==========
        Net yield on
          interest
          earning
          assets.........                               3.58%                                 3.69%
                                                        ====                                  ====

                             1997
                           --------
                           AVERAGE
                           YIELD OR
                           COST(3)
                           --------
Loans, leases, and
  securitized
  ARMs(1)(2).............    8.36%
Investment securities:
  Taxable................    6.62
  Tax exempt(1)..........    7.40
Interest bearing deposits
  in other banks.........    5.30
Funds sold and security
  resale agreements......    5.67
Trading securities(1)....    5.01
Other short-term
  investments............    5.57
                             ----
        Total interest
          earning
          assets.........    7.94%
Cash and demand deposits
  due from banks.........
Premises and equipment,
  net....................
Other assets.............
Allowance for loan and
  lease losses...........
        Total assets.....
Money market savings
  deposits...............    4.32%
Savings and interest
  bearing demand
  deposits...............    2.14
Other time deposits......    5.72
CDs greater than $100,
  brokered and callable
  CDs....................    5.94
                             ----
Total interest bearing
  deposits...............    4.63
Short-term borrowings....    5.51
Long-term borrowings.....    6.88
                             ----
        Total interest
          bearing
          liabilities....    4.91%
Noninterest bearing
  deposits...............
Other liabilities........
Shareholders' equity.....
        Total liabilities
          and
          shareholders'
          equity.........
Net interest income......
        Net yield on
          interest
          earning
          assets.........    3.94%
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

          ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

     The effect on interest income and interest expense due to volume and rate changes in 1999 and 1998 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

                                       1999 VERSUS 1998                    1998 VERSUS 1997
                               ---------------------------------   ---------------------------------
                               INCREASE (DECREASE)                 INCREASE (DECREASE)
                                 DUE TO CHANGE IN                    DUE TO CHANGE IN
                               --------------------                --------------------
                                AVERAGE    AVERAGE     INCREASE     AVERAGE    AVERAGE     INCREASE
                               VOLUME(2)     RATE     (DECREASE)   VOLUME(2)     RATE     (DECREASE)
                               ---------   --------   ----------   ---------   --------   ----------
Interest on earning assets:
  Loans, leases, and
     securitized ARMs(1).....  $ 91,738    $(49,802)   $41,936     $227,138    $(39,357)   $187,781
Investment securities:
  Taxable....................    18,372         (25)    18,347       29,393     (12,312)     17,081
  Tax-exempt(1)..............    12,065      (3,725)     8,340       10,469         371      10,840
Interest bearing deposits in
  other banks................      (365)         83       (282)          (7)        (54)        (61)
Funds sold and security
  resale agreements..........     1,720        (180)     1,540       (2,896)         23      (2,873)
Trading securities(1)........      (314)        (17)      (331)         129          50         179
Other short-term
  investments................    (4,192)       (275)    (4,467)       5,122      (1,020)      4,102
                               --------    --------    -------     --------    --------    --------
          Total interest
            income change....  $119,024    $(53,941)   $65,083     $269,348    $(52,299)   $217,049
                               ========    ========    =======     ========    ========    ========
Expense on interest bearing
  liabilities:
  Money market savings
     deposits................  $ 30,998    $(10,471)   $20,527     $ 48,047    $  6,025    $ 54,072
  Savings and interest
     bearing demand
     deposits................    (2,277)     (7,372)    (9,649)       4,804      (2,592)      2,212
  Other time deposits........    31,080     (22,915)     8,165       41,345      (4,228)     37,117
  CDs greater than $100,
     brokered and callable
     CDs.....................     8,511      (6,230)     2,281       12,669      (1,948)     10,721
                               --------    --------    -------     --------    --------    --------
  Total interest bearing
     deposits................    68,312     (46,988)    21,324      106,865      (2,743)    104,122
  Short-term borrowings......    23,986      (8,316)    15,670       18,697      (3,266)     15,431
  Long-term borrowings.......    (2,376)     (1,289)    (3,665)      17,785      (5,150)     12,635
                               --------    --------    -------     --------    --------    --------
          Total interest
            expense change...  $ 89,922    $(56,593)   $33,329     $143,347    $(11,159)   $132,188
                               ========    ========    =======     ========    ========    ========

---------------

Notes:

(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.

(2) Based on average balances excluding fair value adjustments for available for sale securities.

          SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE AND CREDIT QUALITY

     The following tables present comparative credit quality information as of and for the year ended December 31, 1999 as well as the preceding four years:

                    CONSOLIDATED CREDIT QUALITY INFORMATION
                             DECEMBER 31, ($000'S)

                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
NONPERFORMING ASSETS BY TYPE
Loans and Leases:
  Nonaccrual............................  $106,387   $101,346   $ 66,945   $ 63,459   $ 52,972
  Renegotiated..........................       708        978      1,338      1,819      3,087
  Past Due 90 Days or More..............     9,975      7,631      8,238      7,366      8,184
                                          --------   --------   --------   --------   --------
  Total Nonperforming Loans and
     Leases.............................   117,070    109,955     76,521     72,644     64,243
Other Real Estate Owned.................     6,230      8,751     15,573      8,052     11,103
                                          --------   --------   --------   --------   --------
          Total Nonperforming Assets....  $123,300   $118,706   $ 92,094   $ 80,696   $ 75,346
                                          ========   ========   ========   ========   ========
Allowance for Loan and Lease Losses.....  $225,862   $226,052   $208,651   $161,659   $166,815
                                          ========   ========   ========   ========   ========
CONSOLIDATED STATISTICS
Net Charge-offs to Average Loans and
  Leases................................      0.17%      0.07%      0.12%      0.21%      0.10%
Total Nonperforming Loans and Leases to
  Total Loans and Leases................      0.72       0.79       0.58       0.74       0.68
Total Nonperforming Assets to Total
  Loans and Leases and Other Real Estate
  Owned.................................      0.75       0.85       0.70       0.82       0.80
Allowance for Loan and Lease Losses to
  Total Loans and Leases................      1.38       1.62       1.59       1.64       1.78
Allowance for Loan and Lease Losses to
  Nonperforming Loans and Leases........       193        206        273        223        260

            MAJOR CATEGORIES OF NONACCRUAL LOANS AND LEASES ($000'S)

                                            DECEMBER 31, 1999                DECEMBER 31, 1998
                                      ------------------------------   ------------------------------
                                                   % OF                             % OF
                                                   LOAN      % OF                   LOAN      % OF
                                      NONACCRUAL   TYPE   NONACCRUAL   NONACCRUAL   TYPE   NONACCRUAL
                                      ----------   ----   ----------   ----------   ----   ----------
COMMERCIAL AND LEASE FINANCING......   $ 56,806    1.1%      53.4%      $ 42,026    1.0%      41.5%
REAL ESTATE
Construction and Land Development...      2,609    0.5        2.5          1,952    0.5        1.9
Commercial Real Estate..............     19,668    0.5       18.5         21,586    0.6       21.3
Residential Real Estate.............     25,901    0.5       24.3         33,117    0.8       32.7
                                       --------    ---      -----       --------    ---      -----
  Total Real Estate.................     48,178    0.5       45.3         56,655    0.7       55.9
PERSONAL AND LEASE FINANCING........      1,403    0.1        1.3          2,665    0.2        2.6
                                       --------    ---      -----       --------    ---      -----
          Total.....................   $106,387    0.7%     100.0%      $101,346    0.7%     100.0%
                                       ========    ===      =====       ========    ===      =====

  RECONCILIATION OF CONSOLIDATED ALLOWANCE FOR LOAN AND LEASE LOSSES ($000'S)

                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
Allowance for Loan and Lease Losses at
  Beginning of Year.....................  $226,052   $208,651   $161,659   $166,815   $159,506
Provision for Loan and Lease Losses.....    25,419     27,090     17,633     15,634     16,558
Allowance of Banks Acquired.............        --         --     42,773         --      2,843
Allowance Transfer for Loan
  Securitizations.......................        --         --         --       (440)    (2,275)
Loans and Leases Charged-off:
  Commercial............................    17,275      6,401      8,474     16,294      5,225
  Real Estate -- Construction...........       157        352         87         13        407
  Real Estate -- Mortgage...............     5,719      5,115      3,907      3,446      2,914
  Personal..............................     7,121      7,886      7,868      6,390      5,783
  Leases................................     2,285      1,191      1,166      2,397        875
                                          --------   --------   --------   --------   --------
Total Charge-offs.......................    32,557     20,945     21,502     28,540     15,204
Recoveries on Loans and Leases:
  Commercial............................     2,696      6,708      4,176      3,231      2,123
  Real Estate -- Construction...........         6        164         53          9         39
  Real Estate -- Mortgage...............     1,413      1,369      1,097      2,483      1,035
  Personal..............................     2,244      2,690      2,501      2,355      2,167
  Leases................................       589        325        261        112         23
                                          --------   --------   --------   --------   --------
Total Recoveries........................     6,948     11,256      8,088      8,190      5,387
                                          --------   --------   --------   --------   --------
Net Loans and Leases Charged-off........    25,609      9,689     13,414     20,350      9,817
                                          --------   --------   --------   --------   --------
Allowance for Loan and Lease Losses at
  End of Year...........................  $225,862   $226,052   $208,651   $161,659   $166,815
                                          ========   ========   ========   ========   ========

     Nonperforming assets consist of nonperforming loans and other real estate owned (OREO).

     OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. OREO acquired in satisfaction of debts amounted to $5.1 million, $5.6 million and $3.8 million at December 31, 1999, 1998 and 1997 respectively. Branch premises held for sale amounted to $1.1 million, $3.2 million and $11.7 million at the end of 1999, 1998 and 1997, respectively. The majority of Security's branch and operations facilities were closed due to customer service and operating overlap resulting in the increase in branch premises held for sale at December 31, 1997.

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

     At December 31, 1999, nonperforming loans and leases amounted to $117.1 million or 0.72% of consolidated loans and leases compared to $110.0 million or 0.79% at December 31, 1998 and $76.5 million or 0.58% at December 31, 1997. Nonaccrual loans increased $5.0 million at year end 1999 compared to year end 1998. The increase in nonaccrual commercial loans and leases of $14.8 million was offset by a decrease in nonaccrual real estate loans of $8.5 million. Three larger commercial loans aggregating $37.7 million, including one loan of $24.7 million placed on nonaccrual in the fourth quarter of 1998, accounted for 35% of total nonaccrual loans at December 31, 1999. Loans past due ninety days and still accruing amounted to $10.0 million at December 31, 1999 compared to $7.6 million at December 31, 1998, an increase of

$2.4 million or 30.7%. Personal loans including residential real estate, credit card, student loans and other personal loans accounted for $1.5 million of the increase.

     Net charge-offs amounted to $25.6 million or 0.17% of average loans and leases in 1999 compared with $9.7 million or 0.07% of average loans and leases in 1998 and $13.4 million or 0.12% of average loans and leases in 1997. Net charge-offs in 1998 include one large commercial recovery. Excluding that recovery, net charge-offs in 1998 would have been $14.0 million or 0.10% of average loans and leases. Partial charge-offs on two larger commercial loans and leases accounted for $12.3 million or 48% of net charge-offs in 1999. The remaining balances were placed on nonaccrual as previously discussed. Excluding the two larger partial charge-offs, net charge-offs in 1999 would have been $13.3 million or 0.09% of average loans.

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

     Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $225.9 million at December 31, 1999 compared to $226.1 million at December 31, 1998 and $208.7 million at December 31, 1997. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the current year, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the potential for the unprecedented period of economic prosperity to come to an end.

     The resulting provision for loan and lease losses amounted to $25.4 million for the twelve months ended December 31, 1999, while net charge-offs totaled $25.6 million.

     Charge-offs for 2000 will continue to be affected by the various factors previously discussed. The Corporation anticipates charge-off levels more closely matching historical levels instead of the higher than normal level experienced in 1999. However, negative economic events, adverse developments in industry segments within the portfolio, or deterioration of a large loan or loans could have significant adverse impacts on the loss levels. There are no known material loans believed to be in imminent danger of deteriorating or defaulting which would give rise to a large near-term charge-off.

OTHER INCOME

     Total other income amounted to $845.8 million in 1999 compared to $756.3 million in 1998, an increase of $89.5 million or 11.8%.

     Total data processing services revenue increased $73.3 million or 17.8% from $412.6 million in 1998 to $485.9 million in the current year. Processing revenue which includes processing, conversions, contract buyouts, equipment sales and card personalization increased $25.4 million. Processing revenue increased $32.6 million while revenues from conversions and buyout fees, which vary from period to period, decreased $9.8 million. Revenue from software and consulting decreased $13.0 million of which software accounted for $11.6 million of the decline. Revenue from E-commerce which includes electronic funds distribution, electronic banking, cash management, home banking, internet banking, electronic payment services and a mortgage solution joint venture increased $60.8 million or 75.5% in 1999 compared to 1998. Revenue associated with acquisitions and the joint venture accounted for $43.1 million of the increase.

     Internet banking revenue is primarily revenue from internet mortgage lending and discount brokerage. Internet mortgage lending began in the fourth quarter of 1998. During the third and fourth quarters of 1999, internet product offerings were expanded to include deposit (CDs) and home equity lending.

     Fees from trust services were $101.0 million in 1999 compared to $88.5 million in 1998, an increase of $12.5 million or 14.1%. Personal trust fees increased $3.7 million, commercial trust fees increased $2.5 million and revenue from outsourcing services increased $2.7 million over the prior year.

     Service charges on deposits increased $8.0 million or 12.9% from $61.7 million in 1998 to $69.7 million in 1999. Service charges on commercial demand accounted for $6.6 million of the increase.

     Mortgage banking revenue was $27.3 million in 1999 compared with $53.7 million in 1998, a decrease of $26.4 million. Gains from sales of mortgages to the secondary market and mortgage related fees declined $23.0 million and loan servicing fees decreased $3.4 million. As previously discussed, declining interest rates throughout 1998 resulted in refinancings at record levels in 1998 and early 1999.

     Capital markets revenue decreased $12.4 million in 1999 compared to the prior year. Net gains from the sale of investments, which vary from period to period, accounted for $11.9 million of the decline. The Corporation anticipates investment sale activity will increase in 2000.

     Life insurance revenue represents the increase in net realizable value primarily associated with the purchase of $400 million of single premium bank-owned life insurance policies late in 1998 which insure the lives of certain officers of the Corporation and its affiliate banks. This vehicle is being used to fund future employee benefit obligations.

     Net securities losses in 1999 amounted to $4.1 million and principally represent write-offs of investments in housing equity partnerships. The Corporation does not anticipate further write-downs or write-offs will be necessary.

     Other noninterest income amounted to $125.9 million in 1999 compared to $103.9 million in 1998, an increase of $22.0 million. Commissions and fees increased $8.1 million. Deposit premiums from the sale of eight branches amounted to $7.8 million. Death benefit gains from life insurance policies amounted to $6.0 million.

     Total other income amounted to $756.3 million in 1998 compared to $608.5 million in 1997, an increase of $147.8 million or 24.3%.

     Total data processing services revenue increased $68.8 million or 20.0% from $343.8 million in 1997 to $412.6 million in 1998. Processing revenue which includes processing, conversions, contract buyouts and equipment sales increased $29.4 million. Processing revenue increased $25.9 million while revenues from conversions and buyout fees, which vary from period to period, increased $2.4 million. Revenue from software and consulting increased $16.6 million of which software accounted for $17.3 million of the increase. Revenue from E-commerce which includes electronic funds distribution, cash management, home banking and internet banking, increased $22.8 million or 39.5% in 1998 compared to 1997. Revenue from electronic funds distribution increased $16.5 million or 36.6% and all other products exhibited individual growth in excess of 40%.

     Fees from trust services were $88.5 million in 1998 compared to $78.6 million in 1997, an increase of $9.9 million or 12.6%. Personal trust fees increased $2.8 million and commercial trust fees increased $3.8 million while all other major categories experienced revenue growth over the prior year.

     Service charges on deposits increased $3.8 million or 6.5% from $57.9 million in 1997 to $61.7 million in 1998. Service charges on commercial demand accounted for $1.8 million of the increase.

     Mortgage banking revenue was $53.7 million in 1998 compared with $25.6 million in 1997, an increase of $28.1 million. Gains from sales of mortgages to the secondary market and mortgage related fees increased $25.7 million and loan servicing fees increased $2.4 million. As previously discussed, declining interest rates throughout 1998 resulted in refinancings at record levels during the year.

     Capital markets revenue amounted to $24.9 million in 1998 an increase of $16.9 million compared to the prior year. Net gains from the sale of investments, which vary from period to period, amounted to $23.6 million in 1998 compared to $6.7 million in 1997.

     Net securities gains in 1998 amounted to $7.1 million. Gains from the sale of equity securities by the Corporation amounted to $3.9 million and gains from the sale of available for sale securities by the Corporation's banking affiliates amounted to $3.2 million. During 1998 proceeds from the maturities and sale of securities were used to purchase bank-owned life insurance as previously discussed. Net securities losses in 1997 amounted to $2.6 million. Gains from the sale of equity securities by the Corporation amounted to $1.8 million. Losses due to repositioning of available for sale securities by the Corporation's banking affiliates amounted to $4.4 million.

     Other noninterest income amounted to $103.9 million in 1998 compared to $96.4 million in 1997, an increase of $7.5 million. Deposit premiums from the sale of branches decreased $7.2 million. Loan and lease prepayment fees increased $5.0 million, other commissions and fees increased $4.6 million, and gains on sales of fixed assets increased $2.2 million.

OTHER EXPENSE

     Total other expense amounted to $997.7 million in 1999, an increase of $81.0 million or 8.8% from $916.7 million, before merger/restructuring expense in 1998. Including these charges, total other expense for 1998 amounted to $940.0 million. The merger/restructuring expense of $23.4 million in 1998 relates to the merger with Advantage.

     The increase in expenses is primarily attributable to the Corporation's nonbanking businesses, particularly its data processing business segment ("Data Services"). Data Services expense growth of $62.2 million or 14.2% in 1999 compared to 1998 represents approximately 77% of the Corporations total operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth including the impact of acquisitions as well as continued work on Year 2000.

     Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding special charges) divided by the sum of total other income (excluding securities gains or losses other than Capital Markets revenue) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the years ended December 31, 1999, 1998, and 1997 were:

EFFICIENCY RATIOS                                             1999   1998   1997
-----------------                                             ----   ----   ----
Consolidated Corporation....................................  63.0%  63.2%  64.9%
Consolidated Corporation Excluding Data Services:
  Including Intangible Amortization.........................  52.1%  53.1%  56.1%
  Excluding Intangible Amortization.........................  49.3%  48.5%  54.3%

     Total salaries and benefits expense amounted to $583.7 million for 1999 compared to $523.6 million in 1998, an increase of $60.1 million or 11.5%. The data processing segment contributed approximately $36.5 million or 61% of the increase. During 1999, Data Services had average full-time equivalent employees and contract programmers of 4,310 compared to 3,926 in the prior year. Salaries and benefits of the Corporation's banking segment increased $10.2 million or 5.6%. Incentive compensation based on the Corporation's common stock performance increased $11.0 million.

     Net occupancy and equipment expenses increased $9.5 million in 1999 when compared to 1998. Data Services activity resulted in approximately $5.9 million or 62% of the 1999 increase.

     Software expense amounted to $27.0 million in 1999 compared to $22.2 million in 1998, an increase of $4.8 million or 21.6%. This increase is primarily related to Data Services growth which accounted for $3.5 million of the increase. Data Services growth consisted of additional and more costly operating software associated with CPU upgrades, additional application software and software acquired from acquisitions.

     Professional services increased $9.8 million or 38.5% over 1998. Data Services accounted for $5.8 million of the increase. Banking and all others which includes internet lending and deposit software development and enhancements and fees associated with the moving from NASDAQ to the New York Stock Exchange accounted for the remainder of the increase.

     Amortization of intangibles decreased $4.4 million. Amortization of core deposit premiums decreased $3.8 million. Amortization of mortgage servicing rights decreased $8.5 million which reflects the slowing of prepayment activity in 1999. Goodwill amortization increased $8.0 million.

     Other expenses amounted to $107.4 million in 1999 compared to $111.8 million in the prior year, a decrease of $4.4 million or 3.9%.

     Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. The amount of capitalized software development costs and capitalized conversion costs net of their respective amortization increased $6.0 million and $2.0 million in 1999 compared to 1998. During 1999, capitalized software impairment write-downs amounted to $1.1 million.

     Total other expense before merger/restructuring charges amounted to $916.7 million in 1998, an increase of $119.5 million or 15.0% from $797.2 million in 1997. Including these charges, total other expense for 1998 amounted to $940.0 million.

     The increase in expenses is primarily attributable to the Corporation's nonbanking businesses, particularly its data processing business segment. Data Services expense growth of $70.6 million or 19.3% in 1998 compared to 1997 represents approximately 59% of the Corporations total operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth as well as continued work on Year 2000.

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

     Total salaries and benefits expense amounted to $523.6 million for 1998 compared to $460.2 million in 1997, an increase of $63.4 million or 13.8%. The data processing business contributed approximately $42.5 million or 67% of the increase. During 1998, Data Services had average full-time equivalent employees and contract programmers of 3,926 compared to 3,496 in the prior year. Salaries and benefits of the Corporation's residential mortgage banking group increased $3.7 million or 41.9%. Loan production in 1998 was $3.4 billion, an increase of 120% from last year. Salaries and benefits for Trust Services increased $5.5 million or 16.6% compared to 1997 which reflects increased costs to provide outsourcing and other services associated with revenue growth.

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

     Other expenses amounted to $111.8 million in 1998 compared to $107.7 million in the prior year, an increase of $4.1 million or 3.8%.

     Other expense is also affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. The amount of capitalized software development costs and capitalized conversion costs net of their respective amortization declined $3.3 million and $1.4 million in 1998 compared to 1997. During 1997, capitalized software impairment write-downs amounted to $2.4 million.

INCOME TAX PROVISION

     The provision for income taxes was $173.4 million in 1999, $164.0 million in 1998 and $131.5 million in 1997. The effective tax rate in 1999 was 32.9% compared to 35.2% in 1998 and 33.9% in 1997. The decrease in the effective rate in 1999 is due to the increase in tax-exempt income, primarily life insurance related revenue and gains and the completion of income tax audits with favorable results. The increase in the effective tax rate in 1998 compared to 1997 is due, in part, to the increase in amortization and elements of the merger/restructuring charge which are not deductible for income tax purposes.

CAPITAL RESOURCES

     Shareholders' equity was $2.12 billion or 8.7% of total consolidated assets at December 31, 1999, compared to $2.24 billion or 10.4% of total consolidated assets at December 31, 1998. The increase associated with earnings, net of dividends paid, was offset by the effect of treasury share repurchases and the decline in the fair value of securities available for sale which amounted to $90.9 million net of related tax effects.

     The Corporation and its affiliates continue to have a strong capital base and the Corporation's regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 13 to the Consolidated Financial Statements contained in Item 8 herein for the Corporation's comparative capital ratios and the capital ratios of its significant subsidiaries.

     The Corporation's subsidiaries, primarily its banking subsidiaries, are restricted by regulations from making distributions above prescribed amounts. In addition, banking subsidiaries are limited in making loans and advances to the Corporation. At December 31, 1999, approximately $140.8 million and $66.5 million were available for distribution without regulatory approval from the Corporation's banking and nonbanking subsidiaries, respectively.

     Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

     The Corporation had a Stock Repurchase Program under which up to 6 million shares could be repurchased annually. In connection with the acquisition of Advantage Bancorp, Inc., the Company rescinded its stock repurchase program effective March 16, 1998. The total shares purchased in 1998 were 0.6 million shares. On January 12, 1999, the Corporation announced its intentions to purchase up to 6 million shares annually. The shares will be acquired to have treasury shares available for issuance pursuant to employee benefit plans and for other corporate needs. During 1999, the Corporation repurchased 5.1 million shares at an aggregate cost of $317.1 million.

     During 1999, the holder of the Corporation's Series A convertible preferred stock converted 348,944 shares of Series A into 3,832,957 shares of common stock which were issued from the Corporation's treasury stock.

YEAR 2000

     Year 2000 (Y2K) was the term used to describe the fact that many existing computer programs used only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could have failed or created erroneous results by or at the year 2000. The term also refers to devices with imbedded technology that are time sensitive and may fail to recognize year 2000 correctly. This issue affected virtually all companies and organizations.

     Since 1996, the Corporation has reported the status of its actions and plans for the transition to year 2000. The Corporation is pleased to report that the transition to Year 2000, as of the present time, was successful and that there have been no material adverse consequences during the transition to its systems or customers.

     The majority of Data Services' contracts did not provide for additional reimbursement over and above the previously contracted maintenance amounts. The Corporation estimates that the total net direct cost for the year 2000 effort through December 31, 1999 was approximately $37.4 million with Data Services representing approximately 94% of that amount. Approximately $12.1 million was expensed in 1999. The cost for the years ended December 31, 1998, 1997 and 1996 were $15.0 million, $7.6 million, and $2.7 million, respectively. Replacement equipment and software were capitalized or expensed in accordance with the Corporation's normal accounting policies. The effect of writing off the net book value of equipment or software that was not Year 2000 compliant is included in the above estimates. Y2K related costs incurred in 2000 are estimated to be insignificant.

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

  Interest Rate Risk

     The Corporation uses financial modeling techniques to identify potential changes in income under a variety of possible interest rate scenarios. Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities. The Corporation has designed strategies to confine these risks within prudent parameters and identify appropriate risk/reward tradeoffs in the financial structure of the balance sheet.

     The financial models identify the specific cash flows, repricing timing and embedded option characteristics across the array of assets and liabilities held by the Corporation. Policies are in place to assure that neither earnings nor fair value at risk exceed appropriate limits. The use of a limited array of derivative financial instruments has allowed the Corporation to achieve the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers.

     The models used include measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences. In addition to information about contractual payment information for most other assets and liabilities, the models also include estimates of expected prepayment characteristics for those items that are likely to materially change their payment structures in different rate environments, including residential mortgage products, certain commercial and commercial real estate loans and certain mortgage-related securities. Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between the contractual coupon of the item and current market rates for similar products.

     This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation's budgeted pre-tax income for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios -- a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 1999:

                                                            IMPACT TO
                  HYPOTHETICAL CHANGE                         2000
                   IN INTEREST RATES                      PRETAX INCOME
                  -------------------                     -------------
100 basis point gradual rise in rates..................    (8.6%)
100 basis point gradual decline in rates...............     8.6%

     These results are based solely on the modeled parallel changes in market rates, and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, the changes in spread between key market rates, or accounting recognition for impairment of certain intangibles. These results are also considered to be conservative estimates due to the fact that they do not include any management action to mitigate potential income variances within the simulation process. Such action could potentially include, but would not be limited to, adjustments to the repricing characteristics of any on- or off-balance sheet item with regard to short-term rate projections and current market value assessments.

     Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

     Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of December 31, 1999 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

     In addition to using derivatives to manage interest rate exposure, the Corporation also uses derivatives to create synthetic financial instruments that more closely match desired rate and liquidity characteristics than would otherwise be available on cash instruments directly. Such derivatives consisted of interest rate swaps and amounted to $417 million in notional value as of December 31, 1999. A small amount of derivatives are sold to customers where the Corporation acts as an intermediary. These instruments are matched off by the Corporation through its trading accounts in order to minimize exposure to market risks. Customer interest rate derivatives held for trading amounted to $95 million of notional value, consisting of $47.5 million in notional value of received fixed and $47.5 million in notional value of pay fixed interest rate swaps as of December 31, 1999.

  Equity Risk

     In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I's Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones and, to a lessor extent, invests in publicly traded equity securities. Exposure to the change in equity values for the nonpublic companies that are held in their portfolio exists, but due to the nature of the investments, cannot be quantified within acceptable levels of precision.

     M&I Trust Services administers more than $57 billion in assets and directly manages a portfolio of more than $11 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                     Assets

                                                                 1999          1998
                                                              -----------   -----------
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   705,293   $   760,405
  Federal Funds Sold and Security Resale Agreements.........      101,922        34,616
  Money Market Funds........................................       72,641       111,717
                                                              -----------   -----------
         Total Cash and Cash Equivalents....................      879,856       906,738
Investment Securities:
  Trading Securities, at Market Value.......................       40,334        34,046
  Short-term Investments, at Cost which Approximates Market
    Value...................................................        6,828        51,971
  Available for Sale, at Market Value.......................    4,357,196     4,049,421
  Held to Maturity, Market Value $1,137,126 ($1,095,048 in
    1998)...................................................    1,170,734     1,056,233
                                                              -----------   -----------
         Total Investment Securities........................    5,575,092     5,191,671
Loans and Leases, Net of Unearned Income of $157,499
  ($128,680 in 1998)........................................   16,335,061    13,996,166
Less: Allowance for Loan and Lease Losses...................      225,862       226,052
                                                              -----------   -----------
         Net Loans and Leases...............................   16,109,199    13,770,114
Premises and Equipment......................................      370,534       360,345
Goodwill and Core Deposit Intangibles.......................      347,489       317,414
Other Intangibles...........................................       18,927        18,119
Accrued Interest and Other Assets...........................    1,068,626     1,001,892
                                                              -----------   -----------
         Total Assets.......................................  $24,369,723   $21,566,293
                                                              ===========   ===========

                  Liabilities and Shareholders' Equity

Deposits:
  Noninterest Bearing.......................................  $ 2,830,960   $ 2,929,195
  Interest Bearing..........................................   13,604,222    12,990,724
                                                              -----------   -----------
         Total Deposits.....................................   16,435,182    15,919,919
Short-term Borrowings.......................................    4,540,255     2,077,285
Accrued Expenses and Other Liabilities......................      612,336       530,828
Long-term Borrowings........................................      665,024       794,482
                                                              -----------   -----------
         Total Liabilities..................................   22,252,797    19,322,514
Shareholders' Equity:
  Series A Convertible Preferred Stock, $1.00 par value,
    2,000,000 Shares Authorized; 336,370 Shares Issued
    (685,314 in 1998); Liquidation Preference $33,637
    ($68,531 in 1998).......................................          336           685
  Common Stock, $1.00 par value, 160,000,000 Shares
    Authorized; 112,757,546 Shares Issued...................      112,757       112,757
  Additional Paid-in Capital................................      457,097       621,795
  Retained Earnings.........................................    1,914,128     1,664,123
  Net Unrealized Securities (Losses)/Gains, Net of Taxes....      (32,749)       58,102
  Less: Treasury Stock, at Cost, 6,941,684 shares (6,654,170
    in 1998)................................................      314,513       194,046
         Deferred Compensation..............................       20,130        19,637
                                                              -----------   -----------
         Total Shareholders' Equity.........................    2,116,926     2,243,779
                                                              -----------   -----------
         Total Liabilities and Shareholders' Equity.........  $24,369,723   $21,566,293
                                                              ===========   ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31 ($000'S EXCEPT SHARE DATA)

                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
INTEREST INCOME
Loans and Leases............................................  $1,156,775   $1,085,829   $  921,161
Investment Securities:
  Taxable...................................................     269,668      280,377      240,238
  Exempt from Federal Income Taxes..........................      58,820       52,969       45,420
Trading Securities..........................................       1,864        2,203        2,016
Short-term Investments......................................       9,457       12,666       11,498
                                                              ----------   ----------   ----------
         Total Interest Income..............................   1,496,584    1,434,044    1,220,333
INTEREST EXPENSE
Deposits....................................................     585,864      564,540      460,418
Short-term Borrowings.......................................     142,294      126,624      111,193
Long-term Borrowings........................................      63,145       66,810       54,175
                                                              ----------   ----------   ----------
         Total Interest Expense.............................     791,303      757,974      625,786
                                                              ----------   ----------   ----------
Net Interest Income.........................................     705,281      676,070      594,547
Provision for Loan and Lease Losses.........................      25,419       27,090       17,633
                                                              ----------   ----------   ----------
Net Interest Income After Provision for Loan and Lease
  Losses....................................................     679,862      648,980      576,914
OTHER INCOME
Data Processing Services:
  Processing................................................     262,641      237,197      207,841
  Software and Consulting...................................      81,920       94,871       78,263
  E-commerce................................................     141,380       80,564       57,742
                                                              ----------   ----------   ----------
         Total Data Processing Services.....................     485,941      412,632      343,846
Internet Banking............................................       1,861           59           --
Trust Services..............................................     100,963       88,496       78,595
Service Charges on Deposits.................................      69,699       61,730       57,937
Mortgage Banking............................................      27,317       53,655       25,566
Capital Markets Revenue.....................................      12,439       24,860        7,918
Life Insurance Revenue......................................      25,767        3,893          761
Net Investment Securities (Losses)/Gains....................      (4,099)       7,145       (2,578)
Other.......................................................     125,886      103,863       96,424
                                                              ----------   ----------   ----------
         Total Other Income.................................     845,774      756,333      608,469
OTHER EXPENSE
Salaries and Employee Benefits..............................     583,659      523,606      460,164
Net Occupancy...............................................      49,225       44,181       41,252
Equipment...................................................     107,670      103,180       88,358
Software Expenses...........................................      26,972       22,181       19,702
Processing Charges..........................................      30,324       25,286       25,295
Supplies and Printing.......................................      19,364       18,679       16,990
Professional Services.......................................      35,086       25,326       17,348
Amortization of Intangibles.................................      38,046       42,457       20,388
Merger/Restructuring........................................          --       23,373           --
Other.......................................................     107,351      111,759      107,714
                                                              ----------   ----------   ----------
         Total Other Expense................................     997,697      940,028      797,211
                                                              ----------   ----------   ----------
Income Before Income Taxes..................................     527,939      465,285      388,172
Provision for Income Taxes..................................     173,428      163,962      131,487
                                                              ----------   ----------   ----------
NET INCOME..................................................  $  354,511   $  301,323   $  256,685
                                                              ==========   ==========   ==========
NET INCOME PER COMMON SHARE
  Basic.....................................................  $     3.32   $     2.79   $     2.62
  Diluted...................................................        3.14         2.61         2.43

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31 ($000'S)

                                                             1999          1998          1997
                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..............................................  $   354,511   $   301,323   $   256,685
Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
  Depreciation and Amortization.........................       86,156       111,392        63,935
  Provision for Loan and Lease Losses...................       25,419        27,090        17,633
  Gains on Sales of Assets..............................      (42,522)      (77,183)      (33,585)
  Proceeds from Sales of Trading Securities and Loans
     Held for Resale....................................    4,766,956     5,211,992     4,220,597
  Purchases of Trading Securities and Loans Held for
     Resale.............................................   (4,606,316)   (5,245,240)   (4,237,853)
  Other.................................................       40,011       (59,464)      (12,638)
                                                          -----------   -----------   -----------
          Total Adjustments.............................      269,704       (31,413)       18,089
                                                          -----------   -----------   -----------
Net Cash Provided by Operating Activities...............      624,215       269,910       274,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Shorter Term Securities......       21,400       (14,450)        6,050
Proceeds from Maturities of Longer Term Securities......    1,026,967     1,461,553       789,324
Proceeds from Sales of Securities Available for Sale....      116,823       160,474       797,270
Purchases of Longer Term Securities.....................   (1,681,037)   (1,054,290)   (1,373,780)
Decrease in Loans Due to Divestitures...................       30,817            --         4,546
Net Increase in Loans...................................   (2,342,319)   (1,016,336)     (978,960)
Purchases of Assets to be Leased........................     (429,345)     (317,862)     (295,185)
Principal Payments on Lease Receivables.................      294,891       242,227       197,372
Purchases of Premises and Equipment, Net................      (66,899)      (60,811)      (68,829)
Acquisitions Accounted for as Purchases, Net of Cash
  Equivalents Acquired and Investments in Joint
  Ventures..............................................      (84,408)       (5,170)     (236,399)
Purchase of Bank-Owned Life Insurance...................           --      (400,000)           --
Other...................................................       12,751        14,997        11,741
                                                          -----------   -----------   -----------
Net Cash Used in Investing Activities...................   (3,100,359)     (989,668)   (1,146,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Deposits Due to Divestitures................      (84,191)           --       (56,294)
Net Increase in Deposits................................      607,243       899,591     1,064,439
Proceeds from Issuance of Commercial Paper..............    1,926,791       779,653       455,726
Principal Payments on Commercial Paper..................   (1,740,439)     (829,077)     (360,374)
Net Increase (Decrease) in Other Short-term
  Borrowings............................................    2,226,463        41,210       (46,517)
Proceeds from Issuance of Long-term Debt................      288,526        87,573       182,371
Payment of Long-term Debt...............................     (371,832)     (159,963)     (346,064)
Dividends Paid..........................................     (104,490)      (97,241)      (79,272)
Purchase of Common Stock................................     (317,149)      (29,633)      (64,430)
Proceeds from the Issuance of Common Stock..............       18,359        15,086        23,538
Other...................................................          (19)        1,234            --
                                                          -----------   -----------   -----------
Net Cash Provided by Financing Activities...............    2,449,262       708,433       773,123
                                                          -----------   -----------   -----------
Net Decrease in Cash and Cash Equivalents...............      (26,882)      (11,325)      (98,953)
Cash and Cash Equivalents, Beginning of Year............      906,738       918,063     1,017,016
                                                          -----------   -----------   -----------
Cash and Cash Equivalents, End of Year..................  $   879,856   $   906,738   $   918,063
                                                          ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Year for:
  Interest..............................................  $   775,065   $   759,231   $   607,614
  Income Taxes..........................................      125,841       141,553       103,716

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                                                   UNREALIZED
                                COMPRE-                           ADDITIONAL                TREASURY    DEFERRED   SECURITIES
                                HENSIVE    PREFERRED    COMMON     PAID-IN      RETAINED     COMMON     COMPEN-    GAINS NET
                                 INCOME      STOCK      STOCK      CAPITAL      EARNINGS      STOCK      SATION     OF TAXES
                                --------   ---------   --------   ----------   ----------   ---------   --------   ----------
Balance, December 31, 1996....        --     $517      $103,424    $218,323    $1,283,273   $(279,143)  $(3,374)    $28,350
Comprehensive Income:
  Net Income..................  $256,685       --            --          --       256,685          --        --          --
  Unrealized Gains on
    Securities:
    Unrealized Securities
      Gains Net of Taxes of
      $14,254.................    24,945       --            --          --            --          --        --          --
    Reclassification
      Adjustment for Gains
      Included in Net Income
      Net of Taxes of $600....    (1,197)      --            --          --            --          --        --          --
                                --------
        Total Unrealized Gains
          on Securities.......    23,748       --            --          --            --          --        --      23,748
                                --------
Comprehensive Income..........  $280,433       --            --          --            --          --        --          --
                                ========
Transactions by Affiliates
  Prior to Combination........        --       --            --          --        (1,297)         --        --          --
Issuance of 9,808,255 Common
  Shares and 2,515,955
  Treasury Common Shares in
  the Acquisition of Security
  Capital Corporation
  ("Security")................        --       --         9,809     406,726            --      66,806        --          --
Common Shares Held for
  Deferred Compensation and
  Retirement Plans Assumed in
  the Acquisition of
  Security--148,997 Common
  Shares......................        --       --            --          --            --          --    (5,559)         --
Issuance of 1,922,114 Treasury
  Common Shares on Conversion
  of Convertible Notes........        --       --            --     (33,868)           --      50,725        --          --
Issuance of 168,185 Preferred
  Shares on Conversion of
  1,922,114 Common Shares.....        --      168            --      50,557            --     (50,725)       --          --
Issuance of 1,880,929 Common
  and Treasury Common Shares
  Under Stock Option and
  Restricted Stock Plans......        --       --            18     (24,623)          (40)     48,800      (155)         --
Acquisition of 1,298,633
  Common Shares...............        --       --           (66)    (12,075)           --     (52,250)       --          --
Dividends Declared on
  Preferred Stock--$8.78 per
  Share.......................        --       --            --          --        (5,671)         --        --          --
Dividends Declared on Common
  Stock--$0.785 per Share.....        --       --            --          --       (72,304)         --        --          --
Repayment of ESOP Loan........        --       --            --          --            --          --       332          --
Net Change in Deferred
  Compensation................        --       --            --         155            --          --      (541)         --
Income Tax Benefit for
  Compensation Expense for Tax
  Purposes in Excess of
  Amounts Recognized for
  Financial Reporting
  Purposes....................        --       --            --      15,704            --          --        --          --
                                             ----      --------    --------    ----------   ---------   -------     -------
Balance, December 31, 1997....               $685      $113,185    $620,899    $1,460,646   $(215,787)  $(9,297)    $52,098
                                             ====      ========    ========    ==========   =========   =======     =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                                                      UNREALIZED
                                   COMPRE-                           ADDITIONAL                TREASURY    DEFERRED   SECURITIES
                                   HENSIVE    PREFERRED    COMMON     PAID-IN      RETAINED     COMMON     COMPEN-    GAINS NET
                                    INCOME      STOCK      STOCK      CAPITAL      EARNINGS      STOCK      SATION     OF TAXES
                                   --------   ---------   --------   ----------   ----------   ---------   --------   ----------
Balance, December 31, 1997.......        --     $685      $113,185    $620,899    $1,460,646   $(215,787)  $ (9,297)   $52,098
Comprehensive Income:
  Net Income.....................  $301,323       --           --           --       301,323          --         --         --
  Unrealized Gains on Securities:
    Unrealized Securities Gains
      Net of Taxes of $6,367.....    11,262       --           --           --            --          --         --         --
    Reclassification Adjustment
      for Gains Included in Net
      Income Net of Taxes of
      $2,940.....................    (5,258)      --           --           --            --          --         --         --
                                   --------
        Total Unrealized Gains on
          Securities.............     6,004       --           --           --            --          --         --      6,004
                                   --------
Comprehensive Income.............  $307,327       --           --           --            --          --         --         --
                                   ========
Transactions by Affiliates Prior
  to Combination.................        --       --           --           --          (327)         --         --         --
Issuance of 526,200 Treasury
  Common Shares in the 1998
  Business Combination...........        --       --         (526)     (14,255)           --      14,781         --         --
Issuance of 1,133,564 Common and
  Treasury Common Shares Under
  Stock Option and Restricted
  Stock Plans....................        --       --          139      (10,830)         (592)     28,151     (1,728)        --
Acquisition of 697,247 Common
  Shares.........................        --       --          (41)         821            --     (33,799)       486         --
Dividends Declared on Preferred
  Stock -- $9.63 Per Share.......        --       --           --           --        (6,603)         --         --         --
Dividends Declared on Common
  Stock -- $0.86 Per Share.......        --       --           --           --       (90,311)         --         --         --
Repayment of ESOP Loan...........        --       --           --        1,246            --          --      1,373         --
Merger/Restructuring Charge......        --       --           --        9,893            --          --         --         --
Transfer of 246,854 Treasury
  Common Shares to Directors'
  Deferred Compensation Trust....        --       --           --           --            --      12,608    (12,608)        --
Net Change in Deferred
  Compensation...................        --       --           --          175           (10)         --      2,136         --
Income Tax Benefit for
  Compensation Expense for Tax
  Purposes in Excess of Amounts
  Recognized for Financial
  Reporting Purposes.............        --       --           --       13,846            --          --         --         --
Other............................        --       --           --           --            (3)         --          1         --
                                                ----      --------    --------    ----------   ---------   --------    -------
Balance, December 31, 1998.......               $685      $112,757    $621,795    $1,664,123   $(194,046)  $(19,637)   $58,102
                                                ====      ========    ========    ==========   =========   ========    =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($000'S EXCEPT SHARE DATA)

                                                                                                                    UNREALIZED
                                                                                                                    SECURITIES
                                COMPRE-                           ADDITIONAL                TREASURY    DEFERRED      GAINS/
                                HENSIVE    PREFERRED    COMMON     PAID-IN      RETAINED     COMMON     COMPEN-    (LOSSES) NET
                                 INCOME      STOCK      STOCK      CAPITAL      EARNINGS      STOCK      SATION      OF TAXES
                                --------   ---------   --------   ----------   ----------   ---------   --------   ------------
Balance, December 31, 1998....        --     $ 685     $112,757    $621,795    $1,664,123   $(194,046)  $(19,637)    $ 58,102
Comprehensive Income:
  Net Income..................  $354,511        --          --           --       354,511          --         --           --
  Unrealized Gains/(Losses) on
    Securities:
    Unrealized Securities
      Losses Net of Taxes of
      $51,914.................   (91,851)       --          --           --            --          --         --           --
    Reclassification
      Adjustment for Gains
      Included in Net Income
      Net of Taxes of $538....     1,000        --          --           --            --          --         --           --
                                --------
        Total Unrealized
          Losses on
          Securities..........   (90,851)       --          --           --            --          --         --      (90,851)
                                --------
Comprehensive Income..........  $263,660        --          --           --            --          --         --           --
                                ========
Issuance of 3,832,957 Treasury
  Common Shares on Conversion
  of 348,944 Shares of
  Preferred Stock.............        --      (349)         --     (160,635)           --     160,984         --           --
Issuance of 988,557 Treasury
  Common Shares Under Stock
  Option and Restricted Stock
  Plans.......................        --        --          --      (16,806)           --      36,503     (1,332)          --
Acquisition of 5,109,028
  Common Shares...............        --        --          --          (82)           --    (317,954)       198           --
Dividends Declared on
  Preferred Stock -- $10.58
  Per Share...................        --        --          --           --        (6,297)         --         --           --
Dividends Declared on Common
  Stock -- $0.94 Per Share....        --        --          --           --       (98,193)         --         --           --
Net Change in Deferred
  Compensation................        --        --          --           --            --          --        641           --
Income Tax Benefit for
  Compensation Expense for Tax
  Purposes in Excess of
  Amounts Recognized for
  Financial Reporting
  Purposes....................        --        --          --       12,764            --          --         --           --
Other.........................        --        --          --           61           (16)         --         --           --
                                             -----     --------    --------    ----------   ---------   --------     --------
Balance, December 31, 1999....               $ 336     $112,757    $457,097    $1,914,128   $(314,513)  $(20,130)    $(32,749)
                                             =====     ========    ========    ==========   =========   ========     ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a bank and savings and loan holding company that provides financial services to a wide variety of corporate, institutional, government and individual customers. The Corporation's principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers, are provided through 26 banks located in Wisconsin, one federally chartered thrift located in Nevada with branches in Illinois and Florida and one bank in Arizona. Financial and data processing services and software sales are provided through the Data Services Division of the Corporation and two other nonbank subsidiaries. Other financial services provided by M&I include personal property lease financing; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona and Florida; and brokerage and insurance services. M&I's largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida.

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

     Consolidation principles -- The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 1998 and 1997 Consolidated Financial Statements have been reclassified to conform with the 1999 presentation.

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

     Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Corporation designates investment securities as held to maturity only when it has the positive intent and ability to hold them to maturity. Investment Securities Available for Sale are carried at fair value with fair value adjustments net of the related income tax effects reported as a separate component of shareholders' equity. Short-term Investments, other than Trading Securities, are carried at cost, which approximates market value. Trading Securities are carried at fair value, with adjustments to the carrying value reflected in the Consolidated Statements of Income.

     Loans and leases -- Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. Loans are generally placed on nonaccrual status when they are past due 90 days as to either interest or principal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.

     The Corporation defers and amortizes fees and certain incremental direct costs, primarily salary and employee benefit expenses, over the contractual term of the loan or lease as an adjustment to the yield. The unamortized net fees and costs are reported as part of the loan or lease balance outstanding.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     Allowance for loan and lease losses -- The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated probable losses in the loan and lease portfolio. Management's determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management's continual review, the allowance is adjusted through provisions for loan and lease losses charged against income.

     Premises and equipment -- Land is recorded at cost. Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 10 to 50 years for buildings and 3 to 10 years for equipment. Long-lived assets which are considered impaired are carried at fair value and long-lived assets to be disposed of are carried at the lower of the carrying amount or fair value less cost to sell. Maintenance and repairs are charged to expense and betterments are capitalized.

     Other real estate owned -- Other real estate owned includes assets that have been acquired in satisfaction of debts and bank branch premises held for sale. Other real estate acquired in satisfaction of debts is recorded at fair value, less estimated selling costs, and bank branch premises are recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses, whereas any valuation adjustments on premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 1999 and 1998, other real estate amounted to $6,230 and $8,751, respectively.

     Mortgage servicing -- Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Mortgage loans held for sale to investors are carried at the lower of cost or market, determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices. Mortgage loans held for sale amounted to $15,956 at December 31, 1999 and $137,295 at December 31, 1998.

     Data processing services -- Data processing and related revenues are accrued and recognized when earned.

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

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     Net unamortized costs at December 31 were:

                                                               1999      1998
                                                              -------   -------
Software....................................................  $70,904   $55,655
Conversions.................................................   11,788    12,359
                                                              -------   -------
          Total.............................................  $82,692   $68,014
                                                              =======   =======

     Amortization expense was $23,915, $18,340 and $15,020, for 1999, 1998 and
1997, respectively.

     Intangibles -- Unamortized intangibles resulting from acquisitions consists of goodwill, core deposit premiums, purchased data processing contract rights and mortgage servicing rights. The Corporation recognizes as separate assets rights to service mortgage loans when the loans are purchased or originated and sold with servicing retained. Mortgage servicing rights are amortized over the periods during which the corresponding mortgage servicing revenues are anticipated to be generated. Purchased data processing contract rights represent the costs to acquire the rights to data processing and software distribution. Such costs are generally amortized over the average contract lives. Goodwill is amortized on the straight-line basis over periods ranging from 15 to 25 years while core deposit premiums are amortized principally on an accelerated basis over periods ranging up to 10 years. The Corporation continually evaluates whether later events and circumstances have occurred to indicate that the carrying value of intangibles should be reduced for possible impairment and utilizes estimates of undiscounted net income over the remaining life to measure recoverability. A valuation allowance is established through a charge to income to the extent that the fair value of any stratum of its mortgage servicing rights is less than its carrying value.

     The Corporation also has negative goodwill included in other liabilities, the majority of which arose from an acquisition in 1992. Negative goodwill amounted to $4,371 and $5,932 at December 31, 1999 and 1998, respectively. The negative goodwill is being accreted on a straight-line basis over a period of 10 years and amounted to $1,562 in 1999, 1998, and 1997, respectively.

     Long-term borrowings -- The guaranteed preferred beneficial interest of the Corporation's special purpose finance subsidiary which holds as its sole asset, junior subordinated deferrable interest debentures issued by the Corporation, is classified as long-term borrowings and shown net of its related discount. The distributions, including the related accretion of discount, are classified as interest expense for purposes of the Consolidated Financial Statements.

     Interest risk management instruments -- As a service to customers and as part of its asset/liability management activities, the Corporation may enter into interest rate futures, forwards, swaps, floors, caps and option contracts. These derivative financial instruments are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in other income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or expense. Settlement on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or expense.

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

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

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

     Foreign exchange contracts -- Foreign exchange contracts include such commitments as foreign currency spot, forward, future and option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value, with realized and unrealized gains and losses included in other income.

     Earnings per share -- In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement established new standards for computing and presenting earnings per share which was adopted by the Corporation in the fourth quarter of 1997. Comparative earnings per share for the years and interim periods presented conform with the computational requirements of SFAS 128.

     Treasury stock -- Treasury stock acquired is recorded at cost and is shown as a reduction of shareholders' equity in the Consolidated Balance Sheets. Treasury stock issued is valued based on average cost. The difference between the consideration received upon issuance and the average cost is charged or credited to additional paid-in capital.

     New accounting pronouncement --

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

          Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998.

     The Corporation has not determined the timing of adoption. Note 18, Fair Value of Financial Instruments presents the fair value of the freestanding derivatives held by the Corporation. Statement 133 would require that those derivative instruments be recognized in the Corporation's Consolidated Balance Sheets as assets or liabilities at their fair value. The Corporation has not yet completed quantifying the other effects of adopting Statement 133 on its consolidated financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

2. EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31, 1999
                                                       ------------------------------------
                                                                        AVERAGE       PER
                                                         INCOME         SHARES       SHARE
                                                       (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                       -----------   -------------   ------
Net income...........................................   $354,511
Convertible preferred dividends......................     (6,297)
                                                        --------
Basic earnings per share
  Income available to common shareholders............   $348,214        104,859      $3.32
                                                                                     =====
Effect of dilutive securities
  Convertible preferred stock........................      6,297          6,543
  Stock option, restricted stock and performance
     plans...........................................         --          1,603
                                                        --------        -------
Diluted earnings per share
  Income available to common shareholders plus
     assumed conversions.............................   $354,511        113,005      $3.14
                                                                                     =====

                                                           YEAR ENDED DECEMBER 31, 1998
                                                       ------------------------------------
                                                                        AVERAGE       PER
                                                         INCOME         SHARES       SHARE
                                                       (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                       -----------   -------------   ------
Net income...........................................   $301,323
Convertible preferred dividends......................     (6,603)
                                                        --------
Basic earnings per share
  Income available to common shareholders............   $294,720        105,810      $2.79
                                                                                     =====
Effect of dilutive securities
  Convertible preferred stock........................      6,603          7,677
  Stock option, restricted stock and performance
     plans...........................................         --          1,753
                                                        --------        -------
Diluted earnings per share
  Income available to common shareholders plus
     assumed conversions.............................   $301,323        115,240      $2.61
                                                                                     =====

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

                                                           YEAR ENDED DECEMBER 31, 1997
                                                       ------------------------------------
                                                                        AVERAGE       PER-
                                                         INCOME         SHARES       SHARE
                                                       (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                       -----------   -------------   ------
Net income...........................................   $256,685
Convertible preferred dividends......................     (5,671)
                                                        --------
Basic earnings per share
  Income available to common shareholders............   $251,014         95,651      $2.62
                                                                                     =====
Effect of dilutive securities
  Convertible preferred stock........................      5,671          7,208
  8.5% Convertible debt..............................        233            469
  Stock option, restricted stock and performance
     plans...........................................         --          2,099
  Forward repurchase contract........................         --            120
                                                        --------        -------
Diluted earnings per share
  Income available to common shareholders plus
     assumed conversions.............................   $256,918        105,547      $2.43
                                                                                     =====

     Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, are as follows:

GRANT DATE                                     EXERCISE PRICE    1999      1998       1997
----------                                     --------------   ------   ---------   -------
10/01/97.....................................     $50.125           --          --     3,500
12/11/97.....................................      57.000           --     954,350   996,450
04/28/98.....................................      57.625           --      59,000        --
06/11/98.....................................      53.719           --       8,000        --
04/27/99.....................................      67.000       60,000          --        --
05/10/99.....................................      70.063        1,500          --        --
05/20/99.....................................      67.875        2,500          --        --
10/29/99.....................................      67.125        2,000          --        --
                                                                ------   ---------   -------
          Total options excluded from
            earnings per share...............                   66,000   1,021,350   999,950
                                                                ======   =========   =======

3. BUSINESS COMBINATIONS

     The Corporation has consummated the following business combinations during the three years ended December 31, 1999:

                                                          CONSIDERATION
                                                      ---------------------
                                                                   COMMON     METHOD OF
ORGANIZATION                      DATE CONSUMMATED      CASH       STOCK      ACCOUNTING
------------                      -----------------   --------   ----------   ----------
Cardpro Services, Inc. .........  October 1, 1999     $ 13,110           --   Purchase
Electronic Banking Services.....  April 1, 1999         67,120           --   Purchase
Moneyline Express...............  December 31, 1998      6,750           --   Purchase
Advantage Bancorp, Inc. ........  April 1, 1998             --    3,981,152   Pooling
Security Capital Corporation....  October 1, 1997      375,806   12,324,210   Purchase

     On October 1, 1999, the Corporation through its Data Services Division acquired certain assets of Cardpro Services, Inc., a provider of plastic card personalization and procurement services located in Illinois. The assets were acquired for cash in a transaction accounted for using the purchase method of accounting.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $10.1 million and is being amortized on a straight-line basis over ten years. Additional payments, contingent upon earnings, may be made through 2005. The total cumulative maximum payout over the contingency period is $2.16 million. Contingency payments, if made, will be charged to goodwill. There was no in-process research and development acquired in this transaction.

     On April 1, 1999, the Corporation, through its Data Services Division, completed the acquisition of the assets, operational processes and customer relationships of the Electronic Banking Services business unit of ADP in a cash transaction using the purchase method of accounting. The acquired software products and outsourcing solutions are designed to provide businesses with access to their banking information and transactions through a spectrum of delivery methods. The total purchase price amounted to $67.12 million. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $52.3 million and is being amortized on a straight-line basis over twenty five years. There was no in-process research and development acquired in this transaction.

     Moneyline Express, Inc. ("Moneyline"), was a wholly-owned subsidiary of Travelers Express Company, Inc. that specializes in electronic bill payment. Moneyline provides consumer bill-payment processing to financial institution customers including M&I's home-banking customers. On December 31, 1998, the Corporation, through its Data Services Division, acquired certain assets of Moneyline in a cash transaction accounted for as a purchase. Goodwill recorded in this transaction amounted to $5.4 million and is being amortized on a straight-line basis over fifteen years. There was no in-process research and development acquired in this transaction.

     The April 1, 1998 merger of Advantage Bancorp, Inc. ("Advantage") with and into the Corporation was a tax-free reorganization accounted for as a pooling of interests. In accordance with the terms of the merger, each share of Advantage Common Stock was converted into a right to receive 1.2 shares of the Corporation's Common Stock.

     The accompanying consolidated financial statements have been restated to give effect to the merger with Advantage. Certain adjustments have been made to conform the presentation of Advantage's information with that of the Corporation. A reconciliation of net interest income and net income of the Corporation as previously reported for the year ended December 31, 1997, to the accompanying Consolidated Financial Statements as restated for the 1998 pooling of interests is as follows:

NET INTEREST INCOME: (UNAUDITED)
Corporation, as previously reported.......................  $564,047
Advantage Bancorp, Inc. ..................................    30,500
                                                            --------
Combined..................................................  $594,547
                                                            ========
NET INCOME:
Corporation, as previously reported.......................  $245,144
Advantage Bancorp, Inc. ..................................    11,541
                                                            --------
Combined..................................................  $256,685
                                                            ========

     In conjunction with this transaction the Corporation recorded a merger/restructuring charge of $23.4 million ($16.3 million after-tax). During 1999, the remaining obligation associated with a closed facility was satisfied and the merger/restructuring has been completed. There were no material adjustments to the initial amount recorded.

     On October 1, 1997 the Corporation completed the merger with Security Capital Corporation ("Security"), the parent of Security Bank S.S.B., a community-oriented financial institution. This merger was accounted for using the purchase method of accounting. Total consideration to Security shareholders was

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

approximately $860 million consisting of cash and Common Stock of the Corporation. Identifiable intangibles recorded in the transaction amounted to $48.7 million and consisted of core deposit premiums which are being amortized on an accelerated basis over approximately ten years and mortgage servicing rights. The amount of goodwill recorded in the transaction amounted to $255.0 million and is being amortized on a straight-line basis over twenty five years.

     In conjunction with this transaction, $18.6 million of exit costs were recorded as liabilities assumed in the acquisition. As of December 31, 1999, the remaining liability amounted to $0.5 million which consists of unpaid severance. Periodic severance payments will continue through 2002.

     The results of operations for the acquired companies accounted for as purchases are included in the Consolidated Financial Statements from the dates of acquisition. The information below presents, on a pro forma basis, certain historical information for the Corporation, adjusted for the Security transaction, as if the transaction had been consummated on January 1, 1997.

                                                              1997
                                                           ----------
Pro Forma Corporation and Security (Unaudited)
  Total Revenues (Interest Income plus Other Income).....  $2,042,753
  Net Income.............................................     218,829
  Net Income Per Share
     Basic...............................................  $     2.03
     Diluted.............................................        1.90

     The pro forma net income shown above for 1997 includes certain merger related expenses incurred by Security prior to consummation of the merger. Merger related expenses, net of gains from required branch divestitures, incurred by Security in 1997, prior to the merger, were approximately $47.5 million on an after tax basis or approximately $0.41 on a diluted per share basis.

4. CASH AND DUE FROM BANKS

     At December 31, 1999, $8,697 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

5. OTHER SHORT-TERM INVESTMENTS

     Other short-term investments at December 31 were:

                                                               1999     1998
                                                              ------   -------
Commercial paper............................................  $   --   $21,400
Interest bearing deposits in other banks....................   6,828    30,571
                                                              ------   -------
          Total other short-term investments................  $6,828   $51,971
                                                              ======   =======

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

6. SECURITIES

     The book and market values of securities at December 31 were:

                                                1999                      1998
                                       -----------------------   -----------------------
                                       AMORTIZED      MARKET     AMORTIZED      MARKET
                                          COST        VALUE         COST        VALUE
                                       ----------   ----------   ----------   ----------
Investment Securities Available for
  Sale:
  U.S. Treasury and government
     agencies........................  $3,924,183   $3,852,731   $3,658,730   $3,723,703
  States and political
     subdivisions....................     111,882      109,971          147          148
  Mortgage backed securities.........     179,677      176,780      153,892      154,306
  Other..............................     192,643      217,714      145,614      171,264
                                       ----------   ----------   ----------   ----------
          Total......................  $4,408,385   $4,357,196   $3,958,383   $4,049,421
                                       ==========   ==========   ==========   ==========
Investment Securities Held to
  Maturity:
  U.S. Treasury and government
     agencies........................  $        9   $        9   $       --   $       --
  States and political
     subdivisions....................   1,165,756    1,132,148    1,051,565    1,090,380
  Other..............................       4,969        4,969        4,668        4,668
                                       ----------   ----------   ----------   ----------
          Total......................  $1,170,734   $1,137,126   $1,056,233   $1,095,048
                                       ==========   ==========   ==========   ==========

     The unrealized gains and losses of securities at December 31 were:

                                                      1999                      1998
                                             -----------------------   -----------------------
                                             UNREALIZED   UNREALIZED   UNREALIZED   UNREALIZED
                                               GAINS        LOSSES       GAINS        LOSSES
                                             ----------   ----------   ----------   ----------
Investment Securities Available for Sale:
  U.S. Treasury and government agencies....   $ 9,199      $80,651      $72,791       $7,818
  States and political subdivisions........         5        1,916            1           --
  Mortgage backed securities...............       124        3,021          489           75
  Other....................................    25,257          186       25,831          181
                                              -------      -------      -------       ------
          Total............................   $34,585      $85,774      $99,112       $8,074
                                              =======      =======      =======       ======
Investment Securities Held to Maturity:
  U.S. Treasury and government agencies....   $    --      $    --      $    --       $   --
  States and political subdivisions........     3,477       37,085       38,906           91
  Other....................................        --           --           --           --
                                              -------      -------      -------       ------
          Total............................   $ 3,477      $37,085      $38,906       $   91
                                              =======      =======      =======       ======

     The book value and market value of securities by contractual maturity at December 31, 1999 were:

                                        INVESTMENT SECURITIES     INVESTMENT SECURITIES
                                         AVAILABLE FOR SALE         HELD TO MATURITY
                                       -----------------------   -----------------------
                                       AMORTIZED      MARKET     AMORTIZED      MARKET
                                          COST        VALUE         COST        VALUE
                                       ----------   ----------   ----------   ----------
Within one year......................  $  956,436   $  941,809   $   52,427   $   52,516
From one through five years..........   2,469,425    2,425,324      325,907      326,701
From five through ten years..........     692,223      677,305      283,191      281,149
After ten years......................     290,301      312,758      509,209      476,760
                                       ----------   ----------   ----------   ----------
          Total......................  $4,408,385   $4,357,196   $1,170,734   $1,137,126
                                       ==========   ==========   ==========   ==========

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     The gross realized gains and losses amounted to $12,074 and $4,398 in 1999, $31,421 and $638 in 1998, and $14,976 and $10,849 in 1997, respectively. Net securities gains of $11,775, $23,638, and $6,705 in 1999, 1998 and 1997,
respectively, are included in the line Capital Markets Revenue in the Consolidated Statements of Income.

     At December 31, 1999, securities with a value of approximately $871,914 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

     Approximately $259 million of adjustable rate mortgage loans (ARMs) were securitized and transferred to investment securities available for sale during 1998. There were no ARMs securitized during 1999. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through government agencies against potential loss. Since inception of the program, approximately $1.2 billion of ARMs have been securitized by M&I and no losses have been incurred. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

7. LOANS AND LEASES

     Loans and Leases at December 31 were:

                                                                1999          1998
                                                             -----------   -----------
Commercial, financial and agricultural.....................  $ 4,754,857   $ 4,077,837
Real estate:
  Construction.............................................      494,558       425,442
  Residential mortgage.....................................    4,941,450     4,045,022
  Commercial mortgage......................................    4,034,771     3,667,924
Personal...................................................    1,299,416     1,166,541
Lease financing............................................      810,009       613,400
                                                             -----------   -----------
          Total loans and leases...........................  $16,335,061   $13,996,166
                                                             ===========   ===========

     The Corporation's lending activities are concentrated primarily in the Midwest. Approximately 4% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $0.4 million in foreign credits at December 31, 1999. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1999, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

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

     An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 1999 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     Loans to directors and executive officers:

Balance, beginning of year................................  $238,983
New loans.................................................   147,197
Repayments................................................   (99,056)
                                                            --------
Balance, end of year......................................  $287,124
                                                            ========

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

     An analysis of the allowance for loan and lease losses follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
Balance, beginning of year...........................  $226,052   $208,651   $161,659
Allowance of banks acquired..........................        --         --     42,773
Provision charged to expense.........................    25,419     27,090     17,633
Charge-offs..........................................   (32,557)   (20,945)   (21,502)
Recoveries...........................................     6,948     11,256      8,088
                                                       --------   --------   --------
Balance, end of year.................................  $225,862   $226,052   $208,651
                                                       ========   ========   ========

     As of December 31, 1999 and 1998, nonaccrual loans and leases totaled $106,387 and $101,346, respectively.

     At December 31, 1999 and 1998 the Corporation's recorded investment in impaired loans and leases and the related valuation allowance are as follows:

                                                       1999                     1998
                                              ----------------------   ----------------------
                                               RECORDED    VALUATION    RECORDED    VALUATION
                                              INVESTMENT   ALLOWANCE   INVESTMENT   ALLOWANCE
                                              ----------   ---------   ----------   ---------
Total impaired loans and leases (Nonaccrual
  and renegotiated).........................   $107,095                 $102,324
Loans and leases excluded from individual
  evaluation................................    (32,255)                 (39,655)
                                               --------                 --------
Impaired loans evaluated....................   $ 74,840                 $ 62,669
                                               ========                 ========
Valuation allowance required................   $  3,533      $980       $  4,132      $836
No valuation allowance required.............     71,307        --         58,537        --
                                               --------      ----       --------      ----
Impaired loans evaluated....................   $ 74,840      $980       $ 62,669      $836
                                               ========      ====       ========      ====

     The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $13,862 in 1999 and $4,813 in 1998 against the loan balance outstanding. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

     The average recorded investment in total impaired loans and leases for the years ended December 31, 1999 and 1998 amounted to $116,835 and $81,154, respectively.

     Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $6,253 in 1999, $6,808 in 1998, and $3,678 in 1997. The gross income that would have been recognized had such loans and leases

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

been performing in accordance with their original terms would have been $9,980 in 1999, $8,795 in 1998, and $6,328 in 1997.

9. PREMISES AND EQUIPMENT

     The composition of premises and equipment at December 31 was:

                                                                1999       1998
                                                              --------   --------
Land........................................................  $ 46,896   $ 46,557
Buildings and leasehold improvements........................   325,889    312,349
Furniture and equipment.....................................   421,028    405,303
                                                              --------   --------
                                                               793,813    764,209
Less accumulated depreciation...............................   423,279    403,864
                                                              --------   --------
          Total premises and equipment......................  $370,534   $360,345
                                                              ========   ========

     Depreciation expense was $62,845 in 1999, $66,107 in 1998, and $59,254 in 1997.

     The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $50,200 in 1999, $39,338 in 1998, and $30,723 in 1997, respectively.

     The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2000 through 2004 are $18,653, $16,640, $13,569, $11,928, and $10,630, respectively.

10. DEPOSITS

     The composition of deposits at December 31 was:

                                                                1999          1998
                                                             -----------   -----------
Noninterest bearing demand.................................  $ 2,830,960   $ 2,929,195
Savings and NOW............................................    6,966,423     6,768,523
CDs $100,000 and over......................................    1,885,933     1,497,315
Other time deposits........................................    3,419,333     3,544,614
Foreign deposits...........................................    1,332,533     1,180,272
                                                             -----------   -----------
          Total deposits...................................  $16,435,182   $15,919,919
                                                             ===========   ===========

     At December 31, 1999, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2000.....................................................  $4,331,258
2001.....................................................   1,212,337
2002.....................................................     610,480
2003.....................................................     102,026
2004 and thereafter......................................     381,698
                                                           ----------
                                                           $6,637,799
                                                           ==========

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

11. SHORT-TERM BORROWINGS

     Short-term borrowings at December 31 were:

                                                                 1999         1998
                                                              ----------   ----------
Funds purchased and security repurchase agreements..........  $1,402,077   $1,712,165
U.S. Treasury demand notes..................................     169,615       58,618
U.S. Treasury demand notes -- special direct................   1,874,714           --
Senior bank notes...........................................     549,825           --
Commercial paper............................................     246,514       60,162
Current maturities of long-term borrowings..................     292,890      242,735
Other.......................................................       4,620        3,605
                                                              ----------   ----------
          Total short-term borrowings.......................  $4,540,255   $2,077,285
                                                              ==========   ==========

     U.S. Treasury demand notes -- special direct represent secured borrowings of three banking affiliates with a maximum term of 21 days.

     In September, 1999, eight of the Corporation's affiliate banking subsidiaries began offering bank notes. Bank notes may be senior or subordinated in ranking, have maturities ranging from 7 days to 30 years at a fixed or floating rate up to a maximum of $5.0 billion aggregate principal amount outstanding at any time. The bank notes are offered through certain designated agents and are offered and sold only to institutional investors. The bank notes are sole obligations of the respective issuing banks and are not obligations of or guaranteed by the Corporation. The amount outstanding at December 31, 1999, represents the aggregate borrowings of four banking subsidiaries and mature in September and October of 2000. Each bank note outstanding has a fixed rate which ranged from 6.07% to 6.36%. Interest will be paid at maturity.

     Unused lines of credit, primarily to support commercial paper borrowings, were $70.0 million at December 31, 1999 and $40.0 million at December 31, 1998.

12. LONG-TERM BORROWINGS

     Long-term borrowings at December 31 were:

                                                                1999        1998
                                                              --------   ----------
CORPORATION:
6.375% subordinated notes due in 2003.......................  $ 99,722   $   99,654
Medium-term Series C and D notes............................   151,130      101,930
7.65% cumulative company-obligated mandatorily redeemable
  capital trust pass-through securities.....................   199,128      199,096
Other.......................................................     9,628       13,090
SUBSIDIARIES:
Borrowings from Federal Home Loan Bank (FHLB):
  Floating rate advances....................................   250,000      300,000
  Fixed rate advances.......................................   208,795      281,837
Nonrecourse notes...........................................    24,999       26,830
9.75% obligation under capital lease due through 2006.......     3,472        3,825
Other.......................................................    11,040       10,955
                                                              --------   ----------
                                                               957,914    1,037,217
Less current maturities.....................................   292,890      242,735
                                                              --------   ----------
          Total long-term borrowings........................  $665,024   $  794,482
                                                              ========   ==========

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     The 6.375% subordinated notes are not redeemable prior to maturity and qualify as "Tier 2" or supplementary capital for regulatory capital purposes. Interest is payable semiannually.

     At December 31, 1999, there were $27,130 of medium-term Series C notes outstanding. The medium-term Series C notes have fixed interest rates of 6.26% to 6.75% and mature at various amounts and times through 2002. No additional borrowings may occur under the Series C notes. At December 31, 1999, medium-term Series D notes outstanding amounted to $124,000 with fixed interest rates of 6.18% to 7.20%. Series D notes mature at various times and amounts in 2000 through 2004. No additional borrowings may occur under the Series D notes.

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

     Fixed rate FHLB advances were assumed in conjunction with the April 1, 1998 Advantage merger and mature at various times in 2000 through 2007. A portion of the advances are subject to periodic principal payments. $28.5 million may be repaid without penalty at six month intervals. All other advances are subject to a prepayment penalty if they are repaid prior to maturity. Borrowings from FHLB were also assumed in conjunction with the October 1, 1997 Security merger.

     The floating rate advances mature in increments of $50 million at various times in 2000 through 2001. The interest rate is reset monthly based on the London Interbank Offered Rate (LIBOR). One floating rate advance in the amount of $50 million is callable by FHLB semiannually after November 1997 upon ten days notice. The fixed rate advances have interest rates which range from 5.03% to 8.86% and mature at various times in 2000 through 2012. A portion of the fixed rate advances are subject to periodic principal payments.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

Fixed rate advances in the amount of $100 million are callable every three months beginning in February 1998 upon five days notice. A portion of the FHLB borrowings can be prepaid.

     The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, a portion of these advances are collateralized by all FHLB stock.

     The nonrecourse notes are reported net of prepaid interest and represent borrowings by the leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.25% at December 31, 1999 and are due in installments over varying periods through 2005. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

     Scheduled maturities of long-term borrowings are: $279,772, $56,564, $116,701, and $2,646 for 2001 through 2004, respectively.

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

     The holder has the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. During 1999, the holder of Series A converted 348,944 shares of Series A into 3,832,957 shares of common stock which were issued out of the Corporation's treasury common stock. This is a noncash transaction for purposes of the Consolidated Statements of Cash Flows. At December 31, 1999, there were 336,370 shares of Series A outstanding which are convertible into 3,844,228 shares of common stock.

     The preferred stock is treated as a common stock equivalent in all applicable per share calculations.

     In 1998, the Corporation began sponsoring a deferred compensation plan for its non-employee directors and the non-employee directors of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 1999 and 1998, 267,535 and 246,854 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets and amounted to $13,525 at December 31, 1999 and $12,608 at December 31, 1998.

     In conjunction with the Security merger, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of Security. At December 31, 1999 and 1998, 106,333 and 119,069 common shares of M&I Stock, respectively, were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $4,218 and $5,065 at December 31, 1999 and 1998, respectively, is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets.

     The Corporation issues treasury common stock in conjunction with exercises of stock option and restricted stock, acquisitions, and conversions of convertible securities. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock, mature shares tendered for stock option exercises in lieu of cash and open market purchases in accordance with approved share repurchase programs. The Corporation is currently

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

authorized to repurchase up to 6.0 million shares per year. During 1999, shares repurchased in accordance with the approved plan, amounted to 5.1 million shares with an aggregate cost of $317.1 million.

     Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements.

     At December 31, 1999 and 1998, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

     To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

     The Corporation's risk-based capital and leverage ratios are as follows ($ in millions):

                                                        RISK-BASED CAPITAL RATIOS
                                        ---------------------------------------------------------
                                         AS OF DECEMBER 31, 1999       AS OF DECEMBER 31, 1998
                                        --------------------------   ----------------------------
                                            AMOUNT         RATIO          AMOUNT          RATIO
                                        --------------   ---------   ----------------   ---------
Tier 1 capital........................  $      1,992.8       11.11%  $        2,059.9       12.78%
Tier 1 capital adequacy minimum
  requirement.........................           717.5        4.00              644.8        4.00
                                        --------------   ---------   ----------------   ---------
Excess................................  $      1,275.3        7.11%  $        1,415.1        8.78%
                                        ==============   =========   ================   =========
Total capital.........................  $      2,277.0       12.69%  $        2,341.7       14.53%
Total capital adequacy minimum
  requirement.........................         1,435.0        8.00            1,289.6        8.00
                                        --------------   ---------   ----------------   ---------
Excess................................  $        842.0        4.69%  $        1,052.1        6.53%
                                        ==============   =========   ================   =========
Risk-adjusted assets..................  $     17,937.1               $       16,120.5
                                        ==============               ================

                                                             LEVERAGE RATIO
                                        ---------------------------------------------------------
                                         AS OF DECEMBER 31, 1999       AS OF DECEMBER 31, 1998
                                        --------------------------   ----------------------------
                                            AMOUNT         RATIO          AMOUNT          RATIO
                                        --------------   ---------   ----------------   ---------
Tier 1 capital to adjusted total
  assets..............................  $      1,992.8        8.49%  $        2,059.9        9.86%
Minimum leverage adequacy
  requirement.........................   704.4-1,174.1   3.00-5.00      626.9-1,044.8   3.00-5.00
                                        --------------   ---------   ----------------   ---------
Excess................................  $1,288.4-818.7   5.49-3.49%  $1,433.0-1,015.1   6.86-4.86%
                                        ==============   =========   ================   =========
Adjusted average total assets.........  $     23,481.0               $       20,896.2
                                        ==============               ================

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 1999 and 1998. The following table presents the risk-based capital ratios for the Corporation's significant banking subsidiaries:

SUBSIDIARY                                                    TIER 1   TOTAL   LEVERAGE
----------                                                    ------   -----   --------
M&I Marshall & Ilsley Bank
  December 31, 1999.........................................   9.11%   10.28%    6.93%
  December 31, 1998.........................................   9.42    10.67     7.14
M&I Bank of Southern Wisconsin
  December 31, 1999.........................................   9.35    10.60     7.20
  December 31, 1998.........................................   9.23    10.48     7.47

     Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 1999, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $207.3 million.

14. INCOME TAXES

     Total income tax expense for the years ended December 31, 1999, 1998, and 1997 was allocated as follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
Income before income taxes...........................  $173,428   $163,962   $131,487
Shareholders' Equity:
  Compensation expense for tax purposes in excess of
     amounts recognized for financial reporting
     purposes........................................   (12,764)   (13,846)   (15,704)
  Unrealized (losses)/gains on investment securities
     available for sale..............................   (51,376)     3,427     13,654
                                                       --------   --------   --------
                                                       $109,288   $153,543   $129,437
                                                       ========   ========   ========

     The current and deferred portions of the provision for income taxes were:

                                                         1999       1998       1997
                                                       --------   --------   --------
Current:
  Federal............................................  $126,358   $140,649   $109,942
  State..............................................     7,059     20,556      9,766
                                                       --------   --------   --------
                                                        133,417    161,205    119,708
Deferred:
  Federal............................................    31,860      3,565      4,847
  State..............................................     8,151       (808)     6,932
                                                       --------   --------   --------
                                                         40,011      2,757     11,779
                                                       --------   --------   --------
          Total provision for income taxes...........  $173,428   $163,962   $131,487
                                                       ========   ========   ========

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

                                                         1999       1998       1997
                                                       --------   --------   --------
Tax computed at statutory rates......................  $184,779   $162,850   $135,860
Increase (decrease) in taxes resulting from:
  Federal tax-exempt income..........................   (18,145)   (15,836)   (13,224)
  State income taxes, net of Federal tax benefit.....    10,050     13,082     10,853
  Other..............................................    (3,256)     3,866     (2,002)
                                                       --------   --------   --------
          Total provision for income taxes...........  $173,428   $163,962   $131,487
                                                       ========   ========   ========

     The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Deferred compensation.....................................  $ 28,069   $ 29,856
  Allowance for loan and lease losses.......................    83,945     82,922
  Accrued postretirement benefits...........................    26,016     23,830
  Unrealized gains and losses...............................    18,440         --
  State NOLs and Other......................................    66,353     44,229
                                                              --------   --------
     Total deferred tax assets before valuation allowance...   222,823    180,837
  Valuation allowance.......................................   (25,727)   (11,341)
                                                              --------   --------
     Net deferred tax assets................................   197,096    169,496
Deferred tax liabilities:
  Lease revenue reporting...................................    99,518     61,317
  Deferred expense, net of unearned income..................    30,596     22,339
  Premises and equipment, principally due to depreciation...    13,064     15,090
  Pension funding versus expense............................     5,234      5,234
  Purchase accounting adjustments...........................    14,841     21,039
  Unrealized gains and losses...............................        --     32,936
  Other.....................................................    38,237     28,282
                                                              --------   --------
          Total deferred tax liabilities....................   201,490    186,237
                                                              --------   --------
          Net deferred tax liability........................  $  4,394   $ 16,741
                                                              ========   ========

     The valuation allowance has been provided to reduce certain state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize. At December 31, 1999, the Corporation recognized a $15,061 deferred tax asset related to state net operating losses that may be offset against future taxable income through 2014. At December 31, 1999, the Corporation believes there is at least a 50% chance that the carryforward may expire unused however, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using the carryforward. Accordingly, the $15,061 tax benefit of the carryforward has been offset by a $15,061 valuation allowance which is the primary cause of the change in valuation allowance compared to December 31, 1998.

     The amount of income tax expense related to net securities gains or losses amounted to $3,286, $11,136, and $1,630, in 1999, 1998, and 1997, respectively.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

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

     The nonqualified and incentive stock option plans generally provide for the grant of options to purchase shares of the Corporation's common stock for a period of ten years from the date of grant. Options granted generally become exercisable over a period of two or three years from the date of grant however, options granted to Directors of the Corporation vest immediately and options granted after 1996 provide accelerated or immediate vesting for grants to individuals who meet certain age and years of service criteria at the date of grant.

     Activity relating to nonqualified and incentive stock options was:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                     NUMBER     OPTION PRICE   EXERCISE
                                                   OF SHARES     PER SHARE      PRICE
                                                   ----------   ------------   --------
Shares under option at December 31, 1996.........   6,361,614   $ 5.19-31.88    $18.93
Options granted..................................   1,635,755    11.56-57.00     40.10
Options lapsed or surrendered....................     (35,338)   19.25-31.88     28.97
Options exercised................................  (1,862,429)    5.19-31.88     13.53
                                                   ----------   ------------    ------
Shares under option at December 31, 1997.........   6,099,602   $ 7.67-57.00    $26.19
Options granted..................................   1,312,150    45.88-57.63     52.06
Options lapsed or surrendered....................     (59,003)    7.67-57.63     49.57
Options exercised................................  (1,102,814)    7.67-40.13     15.01
                                                   ----------   ------------    ------
Shares under option at December 31, 1998.........   6,249,935   $ 7.67-57.63    $33.38
Options granted..................................   1,606,725    57.09-70.06     61.72
Options lapsed or surrendered....................     (81,789)   10.92-62.25     52.15
Options exercised................................    (967,557)    7.67-57.63     19.01
                                                   ----------   ------------    ------
Shares under option at December 31, 1999.........   6,807,314   $ 7.68-70.06    $41.88
                                                   ==========   ============    ======

     The range of options outstanding at December 31, 1999 were:

                                                                                            WEIGHTED-
                                                                 WEIGHTED-AVERAGE            AVERAGE
                                     NUMBER OF SHARES             EXERCISE PRICE            REMAINING
                                 -------------------------   -------------------------     CONTRACTUAL
PRICE RANGE                      OUTSTANDING   EXERCISABLE   OUTSTANDING   EXERCISABLE   LIFE (IN YEARS)
-----------                      -----------   -----------   -----------   -----------   ---------------
$7-18..........................     756,784       756,784      $15.81        $15.81            2.0
19-29..........................   1,648,566     1,648,566       22.37         22.37            4.8
30-40..........................     641,563       641,563       32.08         32.08            7.0
41-52..........................   1,190,875       714,099       51.75         51.75            8.9
53-61..........................     985,801       867,176       57.06         57.02            8.0
Over $61.......................   1,583,725       403,400       61.75         62.28            9.9
                                  ---------     ---------      ------        ------            ---
                                  6,807,314     5,031,588      $41.88        $35.96            7.1
                                  =========     =========      ======        ======            ===

     Options exercisable at December 31, 1998 and 1997 were 4,759,535 and 4,845,927, respectively. The weighted average exercise price for options exercisable was $27.10 at December 31, 1998 and $20.26 at December 31, 1997.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock based employee compensation plans.

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

     Had compensation cost for the Corporation's options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         1999       1998       1997
                                                       --------   --------   --------
Net income:
  As reported........................................  $354,511   $301,323   $256,685
  Pro forma..........................................   332,283    292,227    251,310
Basic earnings per share:
  As reported........................................  $   3.32   $   2.79   $   2.62
  Pro forma..........................................      3.11       2.70       2.57
Diluted earnings per share:
  As reported........................................  $   3.14   $   2.61   $   2.43
  Pro forma..........................................      2.95       2.54       2.39

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period. The fair value of options assumed in the Security merger were included in the determination of total consideration. No compensation cost associated with such options was included in determining pro forma net income.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     The grant date fair values and assumptions used to determine such value are as follows:

                                                 1999           1998           1997
                                             ------------   ------------   ------------
Weighted-average grant date fair value.....  $      19.54   $      13.31   $      14.80
Assumptions:
  Risk-free interest rates.................     4.75-6.45%     4.53-5.88%     5.75-6.81%
  Expected volatility......................   22.00-24.62%   18.38-22.01%   17.03-18.47%
  Expected term (in years).................           6.0            6.0            6.0
  Expected dividend yield..................          1.56%          1.69%          1.42%

     Activity relating to the Corporation's Restricted Purchase Rights was:

                                                                DECEMBER 31
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Restricted stock purchase rights outstanding --
  Beginning of Year..................................        --     10,500     15,000
Restricted stock purchase rights granted.............    21,000     20,250     14,000
Restricted stock purchase rights exercised...........   (21,000)   (30,750)   (18,500)
                                                       --------   --------   --------
Restricted stock purchase rights outstanding --
  End of Year........................................        --         --     10,500
Weighted-average grant date market value.............  $  64.41   $  56.40   $  54.08
Aggregate compensation expense.......................  $    534   $    556   $    474
Unamortized deferred compensation....................  $  2,387   $  1,964   $    966

     Restrictions on stock issued pursuant to the exercise of stock purchase rights lapse within a seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

     Shares reserved for the granting of options and stock purchase rights at December 31, 1999 were 1,812,192.

     The Corporation also has a Long-term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 50,000 in 1999, 103,250 in 1998, and 104,750 in 1997. The vesting period is three years from the date the performance units were awarded. At December 31, 1999, based on the performance criteria, approximately $12,674 would be due to the participants under the 1998 and 1999 awards. In addition, the amount payable to participants under the 1997 award which was fully vested, was $10,377 at December 31, 1999.

     Compensation expense in 1998 associated with the accelerated vesting of Advantage's stock options outstanding amounted to $10,372 which is included in Merger/Restructuring in the Consolidated Statements of Income.

16. EMPLOYEE RETIREMENT AND HEALTH PLANS

     The Corporation has a defined contribution retirement plan and an incentive savings plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings plan,

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

employee contributions up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation's return on equity as defined by the plan. Total expense relating to these plans was $37,378, $32,108, and $31,804 in 1999, 1998, and 1997, respectively.

     The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $174 in 1999, $1,393 in 1998, and $1,567 in 1997.

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

     Advantage also sponsored a defined contribution ESOP plan for substantially all of its employees. In conjunction with the merger, such plan was terminated and distributions were made to the former participants in the plan. Advantage sponsored a defined contribution 401(k) plan that merged with the Corporation's incentive savings plan at October 1, 1998. Total expense relating to these plans amounted to $127 and $319 in 1998 and 1997, respectively. In addition, expense associated with the termination of the ESOP in 1998 amounted to $1,246 which is included in Merger/Restructuring in the Consolidated Statements of Income.

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

     The changes during the year of the accumulated postretirement benefit obligation (APBO) for retiree health benefits are as follows:

                                                               1999      1998
                                                              -------   -------
APBO, beginning of year.....................................  $49,176   $51,702
Service cost................................................    3,044     3,475
Interest cost on APBO.......................................    3,381     3,804
Actuarial gains.............................................   (7,132)   (8,268)
Change due to acquisitions/divestitures.....................       64       (58)
Benefits paid...............................................   (1,666)   (1,479)
                                                              -------   -------
APBO, end of year...........................................   46,867    49,176
Unrecognized net gain.......................................   12,215     5,100
Unrecognized prior service cost.............................    1,788     1,992
                                                              -------   -------
Accrued postretirement benefit cost.........................  $60,870   $56,268
                                                              =======   =======
Weighted average discount rate used in determining APBO.....     7.75%     7.00%
                                                              =======   =======

     The assumed health care cost trend for 2000 was 6.50%. The rate was assumed to decrease gradually to 5.00% in 2006 and remain at that level thereafter.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     Net periodic postretirement benefit cost for the years ended December 31, 1999, 1998, and 1997 includes the following components:

                                                              1999     1998     1997
                                                             ------   ------   ------
Service cost...............................................  $3,044   $3,475   $2,794
Interest on APBO...........................................   3,381    3,804    3,158
Net amortization and deferral..............................    (157)    (263)     (89)
                                                             ------   ------   ------
                                                             $6,268   $7,016   $5,863
                                                             ======   ======   ======

     The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one percentage point change on assumed health care cost trend rates would have the following effects:

                                                                 ONE          ONE
                                                              PERCENTAGE   PERCENTAGE
                                                                POINT        POINT
                                                               INCREASE     DECREASE
                                                              ----------   ----------
Effect on total of service and interest cost components.....    $1,391      $(1,032)
Effect on postretirement benefit obligation.................     6,957       (5,878)

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     Financial instruments with off-balance sheet risk at December 31 were:

                                                                 1999         1998
                                                              ----------   ----------
Financial instruments whose amounts represent credit risk:
  Commitments to extend credit:
     To commercial customers................................  $6,042,131   $5,684,137
     To individuals.........................................   1,529,355    1,368,879
  Standby letters of credit, net of participations..........     536,466      426,905
  Commercial letters of credit..............................      22,423       16,361
  Mortgage loans sold with recourse.........................       1,972        2,502
Financial instruments whose amounts exceed the amount of
  credit risk:
  Foreign exchange contracts:
     Commitments to purchase foreign exchange...............     382,528      506,191
     Commitments to deliver foreign exchange................     383,118      510,690
     Options written/purchased..............................       9,715        7,603
Interest risk management instruments:
  Interest rate swaps.......................................   1,007,000    1,017,000
  Interest rate floor.......................................     275,000       25,000
  Interest rate cap.........................................          --       25,000

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

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

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

     At December 31, 1999, the Corporation's foreign currency position resulting from foreign exchange contracts by major currency was as follows ($000's US):

                                                              COMMITMENTS   COMMITMENTS
                                                              TO DELIVER    TO PURCHASE
                                                                FOREIGN       FOREIGN
                                                               EXCHANGE      EXCHANGE
                                                              -----------   -----------
CURRENCY
Euros.......................................................   $141,726      $142,610
English Pound Sterling......................................     95,068        94,965
Japanese Yen................................................     67,080        65,779
Canadian Dollars............................................     22,034        21,771
Deutsche Mark...............................................     20,824        21,421
Swiss Franc.................................................     17,731        17,570
Australian Dollar...........................................      9,476         9,413
Danish Kronor...............................................      3,053         2,987
Italian Lire................................................      3,010         2,981
All Other...................................................      3,116         3,031
                                                               --------      --------
          Total.............................................   $383,118      $382,528
                                                               ========      ========
Average amount of contracts to deliver/purchase foreign
  exchange..................................................   $670,287      $665,341
                                                               ========      ========

     These amounts do not represent the actual credit or market exposure.

     Interest rate swaps are contractual agreements between counterparties to exchange interest payment streams based on notional principal amounts over a set period of time. Swap agreements normally involve the

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

exchange of fixed and floating rate payment obligations without the exchange of the underlying principal amounts.

     The Corporation enters into interest rate swaps to manage the interest rate volatility associated with variable rate loans, brokered callable CDs, brokered callable step-up CDs, retail callable time deposits and equity indexed CDs at the Corporation's affiliate banks. The Corporation also enters into interest swaps in connection with trading activities to enable customers to manage their interest rate risks. The Corporation's market risk from unfavorable movements in interest rates associated with trading swaps is minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indexes. Interest rate swaps held for trading consisted of $47.5 million in notional amount of received fixed and $47.5 million in notional amount of pay fixed at December 31, 1999. By comparison interest rate swaps held for trading consisted of $35.0 million in notional amount of received fixed and $35.0 million in notional amount of pay fixed at December 31, 1998. At December 31, 1999, the Corporation's interest rate swap portfolio held for other than trading consisted of the following ($ in millions):

                                                REMAINING MATURITY IN YEARS
                              ----------------------------------------------------------------
                                                                                OVER
OTHER                         0-1 YRS   1-2 YRS   2-3 YRS   3-4 YRS   4-5 YRS   5 YRS   TOTAL
-----                         -------   -------   -------   -------   -------   -----   ------
Notional value..............   $120      $170      $ 75      $204      $121     $317    $1,007
Weighted average receive
  rate......................   6.13%     6.43%     5.38%     5.65%     5.74%    6.36%     6.06%
Weighted average pay rate
  (variable)................   6.17%     6.16%     6.09%     6.15%     5.79%    5.97%     6.03%

     The impact on net interest income from interest rate swaps in 1999 and 1998 was a positive $7.20 million and $5.21 million, respectively.

     Interest caps and floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market rate rises/falls above/below the fixed ceiling or floor or index rate on specified future dates.

     The Corporation purchases standard interest rate caps and floors to manage the interest volatility associated with variable rate loans. At December 31, 1999, the Corporation's interest rate floor portfolio held for other than trading consisted of the following ($ in millions):

                                                                   WEIGHTED-AVERAGE
                                                             -----------------------------
                                                  NOTIONAL   STRIKE            REMAINING
TYPE                                               AMOUNT     RATE    INDEX   TERM (YEARS)
----                                              --------   ------   -----   ------------
Floors..........................................   $275.0    6.386%   6.674%      6.38

     No payments were received in 1999 and the effect of amortization of the fee premiums were not material. At December 31, 1999, unamortized premium associated with floors amounted to $5,402.

     The market risk due to potential fluctuations in interest rates is inherent in swap, cap and floor agreements. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from swaps, caps and floors is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 1999 the estimated credit exposure arising from swaps, caps and floors was approximately $0.7 million.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1999 and 1998 are reflected below:

              BALANCE SHEET FINANCIAL INSTRUMENTS ($ IN MILLIONS)

                                                   1999                    1998
                                           ---------------------   ---------------------
                                             BOOK        FAIR        BOOK        FAIR
                                             VALUE       VALUE       VALUE       VALUE
                                           ---------   ---------   ---------   ---------
Financial Assets:
  Cash and short-term investments........  $   886.7   $   886.7   $   958.7   $   958.7
  Trading securities.....................       40.3        40.3        34.0        34.0
  Investment securities available for
     sale................................    4,357.2     4,357.2     4,049.4     4,049.4
  Investment securities held to
     maturity............................    1,170.7     1,137.1     1,056.2     1,095.0
  Net loans..............................   16,109.2    16,201.0    13,770.1    14,338.5
  Interest receivable....................      146.4       146.4       179.3       179.3
Financial Liabilities:
  Deposits...............................   16,435.2    16,496.0    15,919.9    16,061.5
  Short-term borrowings..................    4,247.4     4,247.4     1,834.6     1,834.6
  Long-term borrowings...................      957.9       961.8     1,037.2     1,100.4
  Interest payable.......................      113.4       113.4        97.2        97.2

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

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

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

                                                              1999   1998
                                                              ----   ----
Loan commitments............................................  $3.8   $1.3
Letters of credit...........................................   4.2    3.3

     Foreign exchange contracts are carried at market value (U.S. dollar equivalent of the underlying contract). The fair value of options written/purchased are based on the market value as of the reporting date.

                                                               1999     1998
                                                              ------   ------
Commitments to purchase foreign exchange....................  $382.5   $506.2
Commitments to deliver foreign exchange.....................   383.1    510.7
Options written/purchased...................................     2.1      1.8

     Interest rate swaps, caps and floors are assigned a value based on a discounted cash flow analysis utilizing the forward yield curve.

                                                               1999    1998
                                                              ------   -----
Interest rate swaps.........................................  $(31.9)  $13.1
Interest rate floor.........................................     4.0     0.4
Interest rate cap...........................................      --     0.0

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

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

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

BANKING

     Banking represents the aggregation of twenty-six separately chartered banks located in Wisconsin, one bank in Arizona, one federally chartered thrift headquartered in Nevada with branches in Illinois and Florida and an operational support subsidiary. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the Internet. In addition, the Corporation's larger affiliate banks provide numerous services such as cash management, regional credit, and centralized accounting to M&I's community banking affiliates. Intrasegment revenues, expenses and assets have been eliminated in the following information. ($ in millions)

                                                        1999        1998        1997
                                                      ---------   ---------   ---------
Revenue:
  Net interest income...............................  $   701.6   $   664.8   $   579.6
  Other revenues:
     Unaffiliated customers.........................      181.9       167.4       133.3
     Affiliated customers...........................       15.1        13.5         8.4
                                                      ---------   ---------   ---------
          Total revenues............................      898.6       845.7       721.3
Expenses:
  Intersegment charges..............................       91.9        91.1        77.5
  Other operating expense...........................      314.3       297.6       278.8
                                                      ---------   ---------   ---------
          Total expenses............................      406.2       388.7       356.3
Provision for loan and lease losses.................       25.0        26.1        16.7
Income tax expense..................................      148.6       145.9       117.5
                                                      ---------   ---------   ---------
Operating income....................................  $   318.8   $   285.0   $   230.8
                                                      =========   =========   =========
Identifiable assets.................................  $22,847.1   $20,215.8   $19,270.1
                                                      =========   =========   =========
Net purchases of premises and equipment.............  $    25.2   $    28.3   $    29.9
                                                      =========   =========   =========
Return on tangible equity...........................       19.9%       18.2%       18.9%
                                                      =========   =========   =========

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

     The following tables present revenue and operating income by line of business for Banking. This information is based on the Corporation's product profitability measurement system and is an aggregation of the revenues and expenses associated with the products and services within each line of business. Net interest income is derived from the Corporation's internal funds transfer pricing system, expenses are allocated based on available transaction volumes and the provision for loan and lease losses is allocated based on credit risk. Equity is assigned to products and services on a basis that considers market, operational and reputation risk. ($ in millions)

                                               COMMERCIAL   RETAIL    INVESTMENTS    TOTAL
                                                BANKING     BANKING    AND OTHER    BANKING
                                               ----------   -------   -----------   -------
1999
Revenue:
  Net interest income........................    $337.0     $323.2      $ 41.4      $701.6
  Other revenue..............................      54.6       60.0        82.4       197.0
                                                 ------     ------      ------      ------
          Total revenues.....................    $391.6     $383.2      $123.8      $898.6
                                                 ======     ======      ======      ======
Percent of total.............................      43.6%      42.6%       13.8%      100.0%
                                                 ======     ======      ======      ======
Operating income.............................    $157.4     $ 94.1      $ 67.3      $318.8
                                                 ======     ======      ======      ======
  Percent of total...........................      49.4%      29.5%       21.1%      100.0%
                                                 ======     ======      ======      ======
  Return on tangible equity..................      23.3%      20.3%                   19.9%
                                                 ======     ======                  ======
1998
Revenue:
  Net interest income........................    $303.7     $289.4      $ 71.7      $664.8
  Other revenue..............................      49.0       70.3        61.6       180.9
                                                 ------     ------      ------      ------
          Total revenues.....................    $352.7     $359.7      $133.3      $845.7
                                                 ======     ======      ======      ======
Percent of total.............................      41.7%      42.5%       15.8%      100.0%
                                                 ======     ======      ======      ======
Operating income.............................    $148.5     $ 91.2      $ 45.3      $285.0
                                                 ======     ======      ======      ======
Percent of total.............................      52.1%      32.0%       15.9%      100.0%
                                                 ======     ======      ======      ======
Return on tangible equity....................      23.1%      20.1%                   18.2%
                                                 ======     ======                  ======
1997
Revenue:
  Net interest income........................    $266.9     $254.5      $ 58.2      $579.6
  Other revenue..............................      45.1       55.5        41.1       141.7
                                                 ------     ------      ------      ------
          Total revenues.....................    $312.0     $310.0      $ 99.3      $721.3
                                                 ======     ======      ======      ======
Percent of total.............................      43.3%      43.0%       13.7%      100.0%
                                                 ======     ======      ======      ======
Operating income.............................    $132.7     $ 75.0      $ 23.1      $230.8
                                                 ======     ======      ======      ======
Percent of total.............................      57.5%      32.5%       10.0%      100.0%
                                                 ======     ======      ======      ======
Return on tangible equity....................      24.5%      20.4%                   18.9%
                                                 ======     ======                  ======

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

DATA SERVICES

     Data Services includes the Data Services Division of the Corporation as well as two nonbank subsidiaries. Data Services provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Data Services derives revenue from the Corporation's credit card merchant operations. The majority of Data Services revenue is derived from internal and external processing. Intrasegment revenues, expenses and assets have been eliminated in the following information. ($ in millions)

                                                              1999     1998     1997
                                                             ------   ------   ------
Revenue:
  Net interest expense.....................................  $ (4.2)  $ (2.5)  $ (2.8)
  Other revenues:
     Unaffiliated customers................................   500.1    424.8    354.3
     Affiliated customers..................................    87.4     85.1     77.7
                                                             ------   ------   ------
          Total revenues...................................   583.3    507.4    429.2
Expenses:
  Intersegment charges.....................................     2.9      2.3      2.0
  Other operating expense..................................   499.4    437.2    366.6
                                                             ------   ------   ------
          Total expenses...................................   502.3    439.5    368.6
Income tax expense.........................................    35.4     28.2     24.9
                                                             ------   ------   ------
Operating income...........................................  $ 45.6   $ 39.7   $ 35.7
                                                             ======   ======   ======
Identifiable assets........................................  $493.0   $361.0   $327.3
                                                             ======   ======   ======
Net purchases of premises and equipment....................  $ 38.5   $ 29.2   $ 33.4
                                                             ======   ======   ======
Return on equity...........................................    19.5%    20.5%    21.8%
                                                             ======   ======   ======

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

ALL OTHERS

     M&I's primary other operating segments includes Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provide investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Florida and Arizona. Capital Markets Group provide venture capital and advisory services. Intrasegment revenues, expenses and assets for the entities that comprise Trust Services and Capital Markets Group have been eliminated in the following information. ($ in millions)

                                                              1999     1998     1997
                                                             ------   ------   ------
Revenue:
  Net interest income......................................  $ 22.9   $ 34.6   $ 28.1
  Other revenues:
     Unaffiliated customers................................   152.5    157.8    116.1
     Affiliated customers..................................    15.7     23.0     13.6
                                                             ------   ------   ------
          Total revenues...................................   191.1    215.4    157.8
Expenses:
  Intersegment charges.....................................    23.8     28.3     20.5
  Other operating expense..................................   101.0    104.9     81.8
                                                             ------   ------   ------
          Total expenses...................................   124.8    133.2    102.3
Provision for loan and lease losses........................     0.4      1.0      0.9
Income tax expense.........................................    25.9     31.9     21.0
                                                             ------   ------   ------
Operating income...........................................  $ 40.0   $ 49.3   $ 33.6
                                                             ======   ======   ======
Identifiable assets........................................  $641.9   $647.9   $592.2
                                                             ======   ======   ======
Net purchases of premises and equipment....................  $  2.1   $  1.3   $  4.2
                                                             ======   ======   ======
Return on tangible equity..................................    19.2%    26.2%    20.1%
                                                             ======   ======   ======

     Total Revenues by type in All Others consist of the following:

                                                              1999     1998     1997
                                                             ------   ------   ------
Trust Services.............................................  $103.7   $ 90.4   $ 78.9
Residential Mortgage Banking...............................    35.6     48.6     28.3
Capital Markets............................................    14.7     33.4     14.9
Brokerage and Insurance....................................    20.2     18.1     15.0
Commercial Leasing.........................................    10.9     13.7     12.5
Commercial Mortgage Banking................................     1.6      7.3      4.7
Others.....................................................     4.4      3.9      3.5
                                                             ------   ------   ------
          Total............................................  $191.1   $215.4   $157.8
                                                             ======   ======   ======

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):
                                                              1999            1998            1997
                                                          -------------   -------------   -------------
Revenues:
  Banking.............................................      $   898.6       $   845.7       $   721.3
  Data Services.......................................          583.3           507.4           429.2
  All Others..........................................          191.1           215.4           157.8
  Corporate overhead..................................           (4.4)           (4.9)           (8.0)
  Acquisition costs...................................            0.7           (10.2)            1.2
  Intersegment eliminations...........................         (118.3)         (121.0)          (98.5)
                                                            ---------       ---------       ---------
Consolidated revenues.................................      $ 1,551.0       $ 1,432.4       $ 1,203.0
                                                            =========       =========       =========
Expenses:
  Banking.............................................      $   406.2       $   388.7       $   356.3
  Data Services.......................................          502.3           439.5           368.6
  All Others..........................................          124.8           133.2           102.3
  Corporate overhead..................................           60.0            49.5            57.6
  Acquisition costs...................................           22.7            26.7            10.9
  Merger/restructuring................................             --            23.4              --
  Intersegment eliminations...........................         (118.3)         (121.0)          (98.5)
                                                            ---------       ---------       ---------
Consolidated expenses.................................      $   997.7       $   940.0       $   797.2
                                                            =========       =========       =========
Provision for loan and lease losses:
  Banking.............................................      $    25.0       $    26.1       $    16.7
  All Others..........................................            0.4             1.0             0.9
                                                            ---------       ---------       ---------
Consolidated provision for loan and lease losses......      $    25.4       $    27.1       $    17.6
                                                            =========       =========       =========
Income tax expense (benefit):
  Banking.............................................      $   148.6       $   145.9       $   117.5
  Data Services.......................................           35.4            28.2            24.9
  All Others..........................................           25.9            31.9            21.0
  Corporate overhead..................................          (32.3)          (24.9)          (29.7)
  Acquisition costs...................................           (4.2)          (10.0)           (2.2)
  Merger/restructuring................................             --            (7.1)             --
                                                            ---------       ---------       ---------
Consolidated income tax expense.......................      $   173.4       $   164.0       $   131.5
                                                            =========       =========       =========
Net income (loss):
  Operating income:
     Banking..........................................      $   318.8       $   285.0       $   230.8
     Data Services....................................           45.6            39.7            35.7
     All Others.......................................           40.0            49.3            33.6
  Corporate overhead..................................          (32.1)          (29.5)          (35.9)
  Acquisition costs...................................          (17.8)          (26.9)           (7.5)
  Merger/restructuring................................             --           (16.3)             --
                                                            ---------       ---------       ---------
Consolidated net income...............................      $   354.5       $   301.3       $   256.7
                                                            =========       =========       =========

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

Segment information reconciled to the Consolidated Financial Statements (continued) ($ in millions)
                                                             1999           1998           1997
                                                         ------------   ------------   ------------
Assets:
  Banking............................................     $22,847.1      $20,215.8      $19,270.1
  Data Services......................................         493.0          361.0          327.3
  All Others.........................................         641.9          647.9          592.2
  Corporate overhead.................................         199.0          196.6          160.5
  Acquisition costs..................................         268.9          290.7          303.8
  Intersegment eliminations..........................         (80.2)        (145.7)        (151.7)
                                                          ---------      ---------      ---------
Consolidated assets..................................     $24,369.7      $21,566.3      $20,502.2
                                                          =========      =========      =========
Depreciation and amortization:
  Banking............................................     $     0.7      $    19.1      $    12.2
  Data Services......................................          78.4           67.6           62.2
  All Others.........................................         (18.3)         (15.6)         (23.8)
  Corporate overhead.................................           3.7            3.2            3.7
  Acquisition costs..................................          21.7           37.1            9.6
                                                          ---------      ---------      ---------
Consolidated depreciation and amortization...........     $    86.2      $   111.4      $    63.9
                                                          =========      =========      =========
Purchases of premises and equipment, net:
  Banking............................................     $    25.2      $    28.3      $    29.9
  Data Services......................................          38.5           29.2           33.4
  All Others.........................................           2.1            1.3            4.2
  Corporate overhead.................................           1.1            2.0            1.3
                                                          ---------      ---------      ---------
Consolidated purchases of premises and equipment,
  net................................................     $    66.9      $    60.8      $    68.8
                                                          =========      =========      =========

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

20. CONDENSED FINANCIAL INFORMATION -- PARENT CORPORATION ONLY

                            CONDENSED BALANCE SHEETS
                                  DECEMBER 31

                                     Assets

                                                                 1999         1998
                                                              ----------   ----------
Cash and cash equivalents...................................  $   33,850   $   77,040
Data processing services receivables........................     132,572      103,771
Commercial loans purchased from affiliates..................      75,000           --
Indebtedness of nonbank affiliates..........................     315,965      328,892
Investments in affiliates:
  Banks.....................................................   1,848,189    1,825,131
  Nonbanks..................................................     263,544      258,771
Premises and equipment, net.................................     137,246      125,955
Other assets................................................     281,899      206,467
                                                              ----------   ----------
          Total assets......................................  $3,088,265   $2,926,027
                                                              ==========   ==========
                        Liabilities and Shareholders' Equity
Commercial paper issued.....................................  $  246,514   $   60,162
Other liabilities...........................................     259,031      202,130
Long-term borrowings:
  7.65% Junior Subordinated Deferrable Interest Debentures
     due to M&I Capital Trust A.............................     205,314      205,282
  Other.....................................................     260,480      214,674
                                                              ----------   ----------
          Total Long-term borrowings........................     465,794      419,956
                                                              ----------   ----------
          Total liabilities.................................     971,339      682,248
Shareholders' equity........................................   2,116,926    2,243,779
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $3,088,265   $2,926,027
                                                              ==========   ==========

     Scheduled maturities of long-term borrowings are $25,486 in 2000, $71,153 in 2001, $50,047 in 2002, $113,073 in 2003, and $1,000 in 2004. See Note 12 for
a description of the junior subordinated debt due to M&I Capital Trust A.

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

                         CONDENSED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31

                                                                1999       1998       1997
                                                              --------   --------   --------
INCOME
Cash dividends:
  Bank affiliates...........................................  $172,920   $186,149   $255,670
  Nonbank affiliates........................................    49,729     67,114     37,034
Interest from affiliates....................................    22,530     19,019     16,809
Data processing income......................................   568,269    482,567    413,802
Service fees and other......................................    70,197     64,406     52,995
                                                              --------   --------   --------
          Total income......................................   883,645    819,255    776,310
EXPENSE
Interest....................................................    41,143     32,979     33,416
Salaries and employee benefits..............................   322,399    274,929    241,983
Administrative and general..................................   215,039    217,469    175,361
                                                              --------   --------   --------
          Total expense.....................................   578,581    525,377    450,760
Income before income taxes and equity in undistributed net
  income of affiliates......................................   305,064    293,878    325,550
Provisions for income taxes.................................    27,904     16,296     10,349
                                                              --------   --------   --------
Income before equity in undistributed net income of
  affiliates................................................   277,160    277,582    315,201
Equity in undistributed net income of affiliates, net of
  dividends paid:
  Banks.....................................................   103,114     44,611    (54,404)
  Nonbanks..................................................   (25,763)   (20,870)    (4,112)
                                                              --------   --------   --------
          Net income........................................  $354,511   $301,323   $256,685
                                                              ========   ========   ========

          DECEMBER 31, 1999, 1998, AND 1997 ($000'S EXCEPT SHARE DATA)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31

                                                            1999          1998         1997
                                                         -----------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................  $   354,511   $   301,323   $ 256,685
Noncash items included in income:
  Equity in undistributed net income of affiliates.....      (77,351)      (23,741)     58,516
  Depreciation and amortization........................       72,343        68,957      64,082
  Merger/Restructuring.................................           --        11,615          --
  Other................................................      (32,605)      (57,085)     (2,930)
                                                         -----------   -----------   ---------
Net cash provided by operating activities..............      316,898       301,069     376,353
CASH FLOWS FROM INVESTING ACTIVITIES
  Increases in indebtedness of affiliates..............   (1,356,937)   (1,462,564)   (822,662)
  Decreases in indebtedness of affiliates..............    1,294,864     1,409,058     730,476
  Increases in investments in affiliates...............         (399)       (5,434)        (24)
  Net capital expenditures.............................      (36,739)      (30,874)    (22,210)
  Acquisitions accounted for as purchases, net of cash
     equivalents acquired and investments in joint
     ventures..........................................      (84,408)       (5,170)   (259,462)
  Purchase of Bank-Owned Life Insurance................           --       (32,625)         --
  Other................................................        1,135        14,416      17,910
                                                         -----------   -----------   ---------
Net cash used in investing activities..................     (182,484)     (113,193)   (355,972)
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid.......................................     (104,490)      (97,241)    (79,272)
  Proceeds from issuance of commercial paper...........    1,926,791       779,653     455,726
  Principal payments on commercial paper...............   (1,740,439)     (829,077)   (360,374)
  Proceeds from issuance of long-term debt.............       75,200            --     101,131
  Payments on long-term debt...........................      (35,857)      (13,913)   (114,414)
  Purchase of common stock.............................     (317,149)      (29,633)    (64,430)
  Proceeds from exercise of stock options..............       18,359        15,086      23,538
  Other................................................          (19)          (25)        960
                                                         -----------   -----------   ---------
Net cash used in financing activities..................     (177,604)     (175,150)    (37,135)
                                                         -----------   -----------   ---------
Net increase (decrease) in cash and cash equivalents...      (43,190)       12,726     (16,754)
Cash and cash equivalents, beginning of year...........       77,040        64,314      81,068
                                                         -----------   -----------   ---------
Cash and cash equivalents, end of year.................  $    33,850   $    77,040   $  64,314
                                                         ===========   ===========   =========

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 1999 and 1998.

                                                                  QUARTER ENDED
                                                 ------------------------------------------------
                                                 DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                                 -----------   ------------   --------   --------
1999
Total Interest Income..........................   $398,819       $380,477     $364,702   $352,586
Net Interest Income............................    176,919        177,803      177,742    172,817
Provision for Loan and Lease Losses............     10,938          4,797        4,811      4,873
Income before Income Taxes.....................    130,038        135,379      133,513    129,009
Net Income.....................................     90,626         90,836       87,518     85,531
Net Income Per Share:*
  Basic........................................   $   0.84       $   0.86     $   0.82   $   0.79
  Diluted......................................       0.81           0.81         0.77       0.75
1998
Total Interest Income..........................   $358,701       $362,509     $358,747   $354,087
Net Interest Income............................    173,989        169,467      168,013    164,601
Provision for Loan and Lease Losses............     12,588          4,769        4,868      4,865
Income before Income Taxes.....................    128,153        122,613       96,645    117,874
Net Income.....................................     83,470         80,155       62,192     75,506
Net Income Per Share:*
  Basic........................................   $   0.77       $   0.74     $   0.57   $   0.70
  Diluted......................................       0.72           0.70         0.54       0.66

                                                      1999    1998     1997     1996     1995
                                                      -----   -----   ------   ------   ------
COMMON DIVIDENDS DECLARED
First Quarter.......................................  $0.22   $0.20   $0.185   $0.165   $0.150
Second Quarter......................................   0.24    0.22    0.200    0.185    0.165
Third Quarter.......................................   0.24    0.22    0.200    0.185    0.165
Fourth Quarter......................................   0.24    0.22    0.200    0.185    0.165
                                                      -----   -----   ------   ------   ------
                                                      $0.94   $0.86   $0.785   $0.720   $0.645
                                                      =====   =====   ======   ======   ======

---------------

* May not add due to rounding

                              PRICE RANGE OF STOCK
                              (LOW AND HIGH CLOSE)

                                           1999        1998        1997        1996        1995
                                          ------      ------      ------      ------      ------
First Quarter
  Low...................................   $55 3/8     $53 1/4     $32 3/4     $24 5/8     $18 1/8
  High..................................    59 1/4      59 1/2      40 1/4      26 1/4      21 3/4
Second Quarter
  Low...................................    54 3/4      50 7/16     35 1/16     24 7/8      19 7/8
  High..................................    71 15/16    61 5/8      42 1/2      28 1/8      22 3/4
Third Quarter
  Low...................................    55 7/8      44          40 7/8      25 1/2      22 1/8
  High..................................    69 3/4      59          52 5/8      30 1/8      26 1/4
Fourth Quarter
  Low...................................    57 13/16    40 1/2      50 1/16     30          24
  High..................................    69 5/16     58 7/16     62 1/8      35 3/8      26 3/8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Marshall & Ilsley Corporation:

     We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                 /s/ ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 12, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000, except for information as to executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

            Consolidated Financial Statements:
              Balance Sheets -- December 31, 1999 and 1998
              Statements of Income -- years ended December 31, 1999, 1998, and
            1997
              Statements of Cash Flows -- years ended December 31, 1999, 1998, and 1997
              Statements of Shareholders' Equity -- years ended December 31,
            1999, 1998 and 1997
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

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

                                            MARSHALL & ILSLEY CORPORATION

                                            By: /s/ J.B. WIGDALE
                                              ----------------------------------
                                              J.B. Wigdale
                                              Chairman of the Board

                                            Date: March 9, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J.B. WIGDALE
-----------------------------------------------------
J.B. Wigdale
Chairman of the Board and a Director
(Chief Executive Officer)                                   Date: March 9, 2000

/s/ G.H. GUNNLAUGSSON
-----------------------------------------------------
G.H. Gunnlaugsson
Executive Vice President and a Director
(Chief Financial Officer)                                   Date: March 9, 2000

/s/ P.R. JUSTILIANO
-----------------------------------------------------
P.R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)                              Date: March 9, 2000

Directors: Richard A. Abdoo, Oscar C. Boldt, Wendell F. Bueche, Jon F. Chait,
           G.H. Gunnlaugsson, Timothy E. Hoeksema, Burleigh E. Jacobs, Jack F. Kellner, James F. Kress, D.J. Kuester, Katharine C. Lyall, Edward L. Meyer, Jr., Don R. O'Hare, San W. Orr, Jr., Peter M. Platten, III, Robert A. Schaefer, John S. Shiely, Stuart W. Tisdale, George E. Wardeberg, J.B. Wigdale, James O. Wright and Gus A. Zuehlke.

By /s/ M.A. HATFIELD                                        Date: March 9, 2000
----------------------------------------------------
   M.A. Hatfield
   As Attorney-In-Fact*

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

     (e) Designation of Rights and Preferences of holders of Series A Preferred Stock, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 0-1220

     (f) Amended and Restated Declaration of Trust dated as of December 9, 1996 among Marshall & Ilsley Corporation, as Sponsor, The Chase Manhattan Bank, as Institutional Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Regular Trustees identified thereon, and the holders from time to time of undivided interests in the assets of the Trust, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (g) Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (h) First Supplemental Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (i) Form of Capital Security Certificate for M&I Capital Trust A, included as Exhibit A-2 to Exhibit 4(h)

     (j) Capital Securities Guarantee Agreement, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (k) Registration Rights Agreement dated December 2, 1996, by and among Marshall & Ilsley Corporation, M&I Capital Trust A and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (l)  Form of Subordinated Debt Security, included as part of Exhibit 4(j)

(10) (a) 1983 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

     (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 0-1220*

     (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 0-1220*

     (d) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 0-1220*

     (e) Form of employment agreements, dated November 5, 1990, between M&I and Messrs. Gunnlaugsson, Kuester, Strelow and Wigdale incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

     (f) Employment agreement, dated November 5, 1990, between M&I and Mr. Michael A. Hatfield incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

     (g) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 0-1220*

     (h) Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

     (i) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

     (j) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 0-1220*

     (k) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 0-1220.*

     (l) Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I's Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 0-1220*

     (m) Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53897)*

     (n) Valley Bancorporation 1992 Outside Directors' Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*

     (o) Employment agreement between M&I and Mr. Peter M. Platten, III, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

     (p) Letter agreement dated January 25, 1994 between Valley Bancorporation and Mr. Peter M. Platten, III incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 0-1220*

     (q) Employment agreement, dated as of December 14, 1995, between M&I and Ms. Patricia R. Justiliano incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 0-1220*

     (r) Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Proxy Statement for the 1997 Annual Meeting of Shareholders*

     (s) Marshall & Ilsley Corporation Executive Deferred Compensation Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

     (t) Deferred Compensation Trust II between Marshall & Ilsley Corporation and Marshall & Ilsley Trust Company, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

     (u) Marshall & Ilsley Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to M&I's Proxy Statement for the 1997 Annual Meeting of Shareholders*

     (v) Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 0-1220*

     (w) Security Capital Corporation 1993 Incentive Stock Option Plan, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 333-36909)*

     (x) Security Bank S.S.B. Deferred Compensation Plans for Key Executive Officers and Directors, incorporated by reference to Security Capital Corporation's Registration Statement on Form S-1 (Reg. No. 33-68982)*

     (y) Security Bank S.S.B. Supplemental Pension Plan, incorporated by reference to Security Capital Corporation's Registration Statement on Form S-1 (Reg. No. 33-68982)*

     (z) Directors Deferred Compensation Plan, incorporated by reference to M&I's Proxy Statement for the 1998 Annual Meeting of Shareholders*

     (aa) Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan for Executives, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (bb) Employment agreement, dated December 11, 1997, between M&I and Mr. Delgadillo, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (cc) Employment agreement, dated November 5, 1990, between M&I and Mr. D.R. Jones, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (dd) Amendment to Employment Agreement dated April 3, 1995, between M&I and Mr. D.R. Jones, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (ee) Employment agreement, dated October 16, 1997, between M&I and Mr. D.H. Wilson, incorporated by reference to M&I's Annul Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 0-1220*

     (ff) Employment agreement, dated January 12, 1999, between M&I and Mr. T.M. Bolger, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, SEC File No. 0-1220*

     (gg) Form of Employment agreements between M&I and Messrs. O'Neill and Williams, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, SEC File No. 0-1220*

     (hh) Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (ii) Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (jj) Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (kk) Marshall & Ilsley Corporation Amended and Restated Annual Executive Compensation Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (ll) Form of Employment agreements between M&I and Messrs. Sherman, Roberts and Root*

(11) Computation of Net Income Per Common Share, incorporated by reference to
     Note 2 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements.

(12) Computation of Ratio of Earnings to Fixed Charges

(21) Subsidiaries

(23) Consent of Arthur Andersen LLP

(24) Powers of Attorney

(27) Financial Data Schedule

M&I will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.
-------------

* Management contract or compensatory plan or arrangement.