Form 10-Q
period 2000-03-31
MARSHALL & ILSLEY CORP/WI/
filed 2000-05-12
CIK 62741

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

          (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000
               -----------------------------------------------

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission file number  0-1220
                       --------------------------------

                         MARSHALL & ILSLEY CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                  39-0968604
             -----------                                ------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         770 North Water Street
          Milwaukee, Wisconsin                                  53202
        ------------------------                               -------
(Address of principal executive offices)                      (Zip Code)

                                (414) 765 - 7801
                               ------------------
              (Registrant's telephone number, including area code)

                                      None
                                     ------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Class                                       April 28, 2000
           -------                                     ----------------
Common Stock, $1.00 Par Value                             104,008,959

                                 MARSHALL & ILSLEY CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  ($000's except share data)

                                                     March 31,    December 31,    March 31,
Assets                                                 2000           1999          1999
------                                              -----------------------------------------
Cash and cash equivalents:
  Cash and due from banks                         $     674,604 $     705,293 $     641,648
  Federal funds sold and
    security resale agreements                           64,655       101,922        16,954
  Money market funds                                    153,652        72,641        71,408
                                                    ------------  ------------  ------------
Total cash and cash equivalents                         892,911       879,856       730,010

Investment securities:
  Trading securities, at market value                    43,342        40,334        33,234
  Short-term investments, at cost which
    approximates market value                            16,382         6,828        54,571
  Available for sale at market value                  4,306,051     4,357,196     4,402,071
  Held to maturity at amortized cost,
    market value $1,130,123 ($1,137,126
    December 31, and $1,147,979 March 31, 1999)       1,160,104     1,170,734     1,112,843
                                                    ------------  ------------  ------------
Total investment securities                           5,525,879     5,575,092     5,602,719

Loans and leases                                     16,965,521    16,335,061    14,260,672
  Less: Allowance for loan and lease losses             232,471       225,862       229,669
                                                    ------------  ------------  ------------
Net loans and leases                                 16,733,050    16,109,199    14,031,003

Premises and equipment                                  370,663       370,534       354,504
Intangible assets                                       358,842       366,416       321,157
Accrued interest and other assets                     1,040,043     1,068,626       950,216
                                                    ------------  ------------  ------------
Total Assets                                      $  24,921,388 $  24,369,723 $  21,989,609
                                                    ============  ============  ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                             $   2,658,348 $   2,830,960 $   2,681,922
  Interest bearing                                   14,409,973    13,604,222    12,793,158
                                                    ------------  ------------  ------------
Total deposits                                       17,068,321    16,435,182    15,475,080

Funds purchased and security
  repurchase agreements                               2,125,022     1,402,077     2,609,501
Other short-term borrowings                           2,044,667     3,138,178       549,492
Accrued expenses and other liabilities                  568,333       612,336       498,068
Long-term borrowings                                  1,038,184       665,024       680,236
                                                    ------------  ------------  ------------
Total liabilities                                    22,844,527    22,252,797    19,812,377

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 336,370 shares issued
    (685,314 March 31,1999)                                 336           336           685
  Common stock, $1.00 par value; 112,757,546
    shares issued                                       112,757       112,757       112,757
  Additional paid-in capital                            455,217       457,097       618,466
  Retained earnings                                   1,978,813     1,914,128     1,724,779
  Net unrealized (losses) gains on securities
    available for sale, net of related taxes            (45,057)      (32,749)       40,601
  Less: Treasury common stock, at cost;
          8,752,702 shares (6,941,684 December 31,
          and 8,385,347 March 31, 1999)                 405,805       314,513       301,529
        Deferred compensation                            19,400        20,130        18,527
                                                    ------------  ------------  ------------
Total shareholders' equity                            2,076,861     2,116,926     2,177,232
                                                    ------------  ------------  ------------
Total Liabilities and Shareholders' Equity        $  24,921,388 $  24,369,723 $  21,989,609
                                                    ============  ============  ============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        ($000's except per share data)

                                               Three Months Ended March 31,
                                               ----------------------------
Interest income                                    2000          1999
---------------                                ---------------------------
  Loans and leases                           $     326,478 $     271,977
  Investment securities:
    Taxable                                         67,890        64,300
    Exempt from Federal income taxes                16,447        13,674
  Trading securities                                   527           399
  Short-term investments                             3,283         2,236
                                               ------------  ------------
Total interest income                              414,625       352,586

Interest expense
----------------
  Deposits                                         172,578       133,651
  Short-term borrowings                             57,039        30,282
  Long-term borrowings                              15,887        15,836
                                               ------------  ------------
Total interest expense                             245,504       179,769
                                               ------------  ------------
Net interest income                                169,121       172,817
Provision for loan and lease losses                  5,819         4,873
                                               ------------  ------------
Net interest income after
  provision for loan and lease losses              163,302       167,944

Other income
------------
  Data processing services
    Processing                                      65,871        62,648
    Software and consulting                         19,925        21,759
    E-commerce                                      39,553        24,392
    Other                                            5,955         3,248
                                               ------------  ------------
  Total data processing services                   131,304       112,047
  Internet banking                                     505           519
  Trust services                                    27,808        23,872
  Service charges on deposits                       18,514        16,453
  Mortgage banking                                   2,912        11,186
  Capital Markets revenue                           15,111         1,582
  Net investment securities gains                       --            --
  Life insurance revenue                             6,672         6,225
  Other                                             27,477        23,476
                                               ------------  ------------
Total other income                                 230,303       195,360

Other expense
-------------
  Salaries and employee benefits                   156,220       134,123
  Net occupancy                                     13,328        12,093
  Equipment                                         27,362        26,474
  Software expenses                                  6,865         6,103
  Processing charges                                 7,540         7,923
  Supplies and printing                              4,852         4,515
  Professional services                              7,574         7,213
  Amortization of intangibles                        7,706        15,025
  Other                                             25,659        20,826
                                               ------------  ------------
Total other expense                                257,106       234,295
                                               ------------  ------------
Income before income taxes                         136,499       129,009
Provision for income taxes                          45,917        43,478
                                               ------------  ------------
Net income                                   $      90,582 $      85,531
                                               ============  ============
Net income per common share
---------------------------
  Basic                                      $        0.86 $        0.79
  Diluted                                             0.83          0.75

Dividends paid per common share              $        0.24 $        0.22

Weighted average common shares outstanding:
  Basic                                            104,657       105,466
  Diluted                                          109,564       114,743

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000          1999
                                                    ---------------------------
Net Cash Provided by Operating Activities         $      88,892 $     249,179

Cash Flows From Investing Activities:
-------------------------------------
  Net (increase)/decrease in securities with
    maturities of three months or less                       --        (2,480)
  Proceeds from sales of securities
    available for sale                                   11,498            --
  Proceeds from maturities of longer
    term securities                                     173,386       288,712
  Purchases of longer term securities                  (136,933)     (726,903)
  Net increase in loans                                (607,295)     (344,688)
  Purchases of assets to be leased                     (102,100)      (93,486)
  Principal payments on lease receivables                81,334        73,006
  Fixed asset purchases, net                            (14,571)       (9,820)
  Acquisitions and investments in joint ventures           (265)           --
  Other                                                   2,396         2,606
                                                    ------------  ------------
    Net cash used in investing activities              (592,550)     (813,053)
                                                    ------------  ------------
Cash Flows From Financing Activities:
-------------------------------------
  Net increase /(decrease) in deposits                  633,140      (444,839)
  Proceeds from issuance of commercial paper            804,280       230,453
  Payments for maturity of commercial paper            (625,093)     (132,960)
  Net increase /(decrease) in other short-term
    borrowings                                         (534,826)      893,964
  Proceeds from issuance of long-term debt              378,110         4,361
  Payments of long-term debt                            (19,913)      (28,385)
  Dividends paid                                        (25,897)      (24,876)
  Purchases of treasury stock                           (94,756)     (116,512)
  Other                                                   1,668         5,940
                                                    ------------  ------------
    Net cash provided by financing activities           516,713       387,146
                                                    ------------  ------------
Net increase/(decrease) in cash and cash equivalents     13,055      (176,728)

Cash and cash equivalents, beginning of year            879,856       906,738
                                                    ------------  ------------
Cash and cash equivalents, end of period          $     892,911 $     730,010
                                                    ============  ============
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                      $     224,574 $     181,667
    Income taxes                                            930         3,921

See notes to financial statements.

                      MARSHALL & ILSLEY CORPORATION
                      Notes to Financial Statements

                    March 31, 2000 & 1999 (Unaudited)

 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 1999 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1999 consolidated financial statements and analyses have been reclassified to conform with the 2000 presentation.


 2. The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes.

      The Corporation has 160,000,000 shares of its $1.00 par value common stock authorized. At the 2000 Annual Meeting of Shareholders held April 25, 2000, the shareholders of the Corporation approved an amendment to the Corporation's Restated Articles of Incorporation to increase the authorized common stock to 320,000,000 shares.


 3.   Acquisitions / Acquisition Update

      During the first quarter of 2000, the Corporation paid an additional $0.3 million in settlement of the assets acquired and liabilities assumed in the October 1, 1999 purchase acquisition of Cardpro Services, Inc. Initial goodwill subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed amounted to $10.5 million and is being amortized on a straight-line basis over ten years.

      Also during the first quarter of 2000, appraisals and valuations associated with the April 1, 1999 purchase acquisition of the Electronic Banking Services business unit of ADP were completed. Goodwill associated with this transaction amounted to $44.0 million and is being amortized on a straight-line basis over twenty five years.

      In conjunction with the October 1, 1997 purchase acquisition of Security Capital Corporation, $18.6 million of exit costs were recorded as liabilities assumed in the acquisition. As of March 31, 2000, the remaining liability amounted to $0.4 million which consists of unpaid severance. Periodic severance payments will continue through 2002.

                      MARSHALL & ILSLEY CORPORATION
                Notes to Financial Statements - Continued

                    March 31, 2000 & 1999 (Unaudited)

 4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                    Three Months Ended March 31, 2000
                                                 -------------------------------------
                                                                                 Per
                                                    Income    Average Shares    Share
                                                 (Numerator)   (Denominator)   Amount
                                                 -------------------------------------
    Net Income                                  $     90,582
    Convertible Preferred Dividends                     (923)
                                                 ------------
    Basic Earnings Per Share
      Income Available to Common Shareholders   $     89,659         104,657 $   0.86
                                                                               =======
    Effect of Dilutive Securities
      Convertible Preferred Stock                        923           3,844
      Stock Options and Restricted Stock Plans            --           1,063
                                                 ------------ ---------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders
        Plus Assumed Conversions                $     90,582         109,564 $   0.83
                                                                               =======

                                                    Three Months Ended March 31, 1999
                                                 -------------------------------------
                                                                                 Per
                                                    Income    Average Shares    Share
                                                 (Numerator)   (Denominator)   Amount
                                                 -------------------------------------
    Net Income                                  $     85,531
    Convertible Preferred Dividends                   (1,689)
                                                 ------------
    Basic Earnings Per Share
      Income Available to Common Shareholders   $     83,842         105,466 $   0.79
                                                                               =======
    Effect of Dilutive Securities
      Convertible Preferred Stock                      1,689           7,677
      Stock Options and Restricted Stock Plans           --            1,600
                                                 ------------ ---------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders
        Plus Assumed Conversions                $     85,531         114,743 $   0.75
                                                                               =======

                      MARSHALL & ILSLEY CORPORATION
                Notes to Financial Statements - Continued

                    March 31, 2000 & 1999 (Unaudited)

 5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                March 31,   December 31,    March 31,
                                                  2000          1999          1999
                                             -----------------------------------------
    Other investment securities available for sale:
       U.S. treasury and
         government agencies                $   3,760,161 $   3,852,731 $   4,059,856
       State and political subdivisions           145,993       109,971           153
       Other                                      399,897       394,494       342,062
                                              ------------  ------------  ------------
       Other available for sale             $   4,306,051 $   4,357,196 $   4,402,071
                                              ============  ============  ============

    Investment securities held to maturity:
       U.S. treasury and
         government agencies                $           5 $           9 $          58
       State and political subdivisions         1,154,905     1,165,756     1,108,128
       Other                                        5,194         4,969         4,657
                                              ------------  ------------  ------------
       Held to maturity                     $   1,160,104 $   1,170,734 $   1,112,843
                                              ============  ============  ============


 6.   The Corporation's loan and lease portfolio consists of the following
      ($000's):

                                                March 31,   December 31,    March 31,
                                                  2000          1999          1999
                                             -----------------------------------------
    Commercial, financial & agricultural    $   5,031,736 $   4,754,857 $   4,228,402
    Real estate:
       Construction                               515,502       494,558       395,718
       Residential mortgage                     5,154,388     4,941,450     4,081,788
       Commercial mortgage                      4,095,617     4,034,771     3,750,583
                                              ------------  ------------  ------------
    Total real estate                           9,765,507     9,470,779     8,228,089
    Personal                                    1,320,014     1,299,416     1,154,191
    Lease financing                               848,264       810,009       649,990
                                              ------------  ------------  ------------
                                            $  16,965,521 $  16,335,061 $  14,260,672
                                              ============  ============  ============


 7.   The Corporation's deposit liabilities consists of the following
      ($000's):

                                                March 31,   December 31,    March 31,
                                                  2000          1999          1999
                                             -----------------------------------------
    Noninterest bearing demand              $   2,658,348 $   2,830,960 $   2,681,922

    Savings and NOW                             7,033,134     6,966,423     6,860,544
    CD's $100,000 and over                      1,993,954     1,885,933     1,596,154
    Other time deposits                         3,456,666     3,419,333     3,428,472
    Foreign Deposits                            1,926,219     1,332,533       907,988
                                              ------------  ------------  ------------
                                            $  17,068,321 $  16,435,182 $  15,475,080
                                              ============  ============  ============

                      MARSHALL & ILSLEY CORPORATION
                Notes to Financial Statements - Continued

                    March 31, 2000 & 1999 (Unaudited)

  8.  Comprehensive Income

      The following table presents the Corporation's comprehensive income ($000's):

                                                        Three Months Ended
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       2000            1999
                                                   ------------    ------------
    Net income                                   $      90,582   $      85,531

    Other comprehensive income

       Unrealized gains (losses) on
       securities, net of tax:
         Arising during the period                     (20,086)        (17,501)
         Reclassification for securities
           transactions included in net income
           net of income taxes of $4,188                 7,778              --
                                                   ------------    ------------
                                                       (12,308)        (17,501)
                                                   ------------    ------------
    Total comprehensive income                   $      78,274   $      68,030
                                                   ============    ============

      Other comprehensive income as shown is net of deferred income tax benefits of $10,833 and $10,705 for the three months ended March 31, 2000 and 1999, respectively.


  9.  Segments

      Generally, the Corporation organizes its segments based on legal entities and segregates the Data Services Division of the Corporation. Each entity offers a variety of products and services to meet the needs of its customers and the particular market served. Each entity or division has its own president and is separately managed subject to adherence to Corporate policies. Discrete financial information is reviewed by senior management to assess performance on a monthly basis. Certain segments are combined and consolidated for purposes of assessing financial performance. No changes have been made in the organization or reporting of the Corporation's segments since the 1999 Annual Report.

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

                    March 31, 2000 & 1999 (Unaudited)

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

                                                      Three Months Ended
                                                 -----------------------------
                                                   March 31,       March 31,
                                                     2000             1999
                                                 ------------     ------------
    Revenue:
      Net interest income                       $      170.9     $      171.0
      Other revenues:
        Unaffiliated customers                          43.8             45.2
        Affiliated customers                             4.6              3.6
                                                 ------------     ------------
    Total revenues                                     219.3            219.8

    Expenses:
      Intersegment charges                              18.9             22.4
      Other operating expense                           81.5             78.3
                                                 ------------     ------------
    Total expenses                                     100.4            100.7
    Provision for loan and lease losses                  5.8              4.7
    Income tax expense                                  34.9             36.4
                                                 ------------     ------------
    Operating income                            $       78.2     $       78.0
                                                 ============     ============
    Identifiable assets                         $   23,566.8     $   20,820.5
                                                 ============     ============
    Return on tangible equity                           19.1 %           19.9 %
                                                 ============     ============

                      MARSHALL & ILSLEY CORPORATION
                Notes to Financial Statements - Continued

                    March 31, 2000 & 1999 (Unaudited)

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

                                                      Three Months Ended
                                                 -----------------------------
                                                    March 31,        March 31,
                                                      2000             1999
                                                 ------------     ------------
    Banking revenues:
      Commercial Banking                        $       98.6     $       89.8
      Retail Banking                                    95.1             94.7
      Investments and Other                             25.6             35.3
                                                 ------------     ------------
    Total banking revenues                      $      219.3     $      219.8
                                                 ============     ============

    Percent of total banking revenue:
      Commercial Banking                                45.0 %           40.8 %
      Retail Banking                                    43.4             43.1
      Investments and Other                             11.6             16.1
                                                 ------------     ------------
    Total banking revenues                             100.0 %          100.0 %
                                                 ============     ============

    Operating banking income
      Commercial Banking                        $       40.3     $       42.3
      Retail Banking                                    24.4             25.4
      Investments and Other                             13.5             10.3
                                                 ------------     ------------
    Total operating banking income              $       78.2     $       78.0
                                                 ============     ============

    Percent of total operating banking income:
      Commercial Banking                                51.5 %           54.3 %
      Retail Banking                                    31.2             32.5
      Investments and Other                             17.3             13.2
                                                 ------------     ------------
    Total operating banking income                     100.0 %          100.0 %
                                                 ============     ============

    Banking return on tangible equity
      Commercial Banking                                21.9 %           25.5 %
      Retail Banking                                    19.4             22.7
                                                 ------------     ------------
    Total banking return on tangible equity             19.1 %           19.9 %
                                                 ============     ============

                      MARSHALL & ILSLEY CORPORATION
                Notes to Financial Statements - Continued

                    March 31, 2000 & 1999 (Unaudited)

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

                                                      Three Months Ended
                                                 -----------------------------
                                                   March 31,        March 31,
                                                     2000             1999
                                                 ------------     ------------
    Revenue:
      Net interest expense                      $       (1.3)    $       (0.6)
      Other revenues:
        Unaffiliated customers                         131.9            112.7
        Affiliated customers                            23.4             21.5
                                                 ------------     ------------
    Total revenues                                     154.0            133.6

    Expenses:
      Intersegment charges                               0.3              0.1
      Other operating expense                          131.9            114.4
                                                 ------------     ------------
    Total expenses                                     132.2            114.5
    Income tax expense                                   9.1              8.3
                                                 ------------     ------------
    Operating income                            $       12.7     $       10.8
                                                 ============     ============
    Identifiable assets                         $      505.5     $      426.8
                                                 ============     ============
    Return on equity                                    19.6 %           19.9 %
                                                 ============     ============

      Data Services revenue from unaffiliated customers consist of the following ($ in millions):

                                                      Three Months Ended
                                                 -----------------------------
                                                   March 31,        March 31,
                                                     2000             1999
                                                 ------------     ------------
    Data Processing Services                    $      131.3     $      112.0
    Other                                                0.6              0.7
                                                 ------------     ------------
    Total unaffiliated customer revenue         $      131.9     $      112.7
                                                 ============     ============

                      MARSHALL & ILSLEY CORPORATION
                Notes to Financial Statements - Continued

                    March 31, 2000 & 1999 (Unaudited)

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

                                                      Three Months Ended
                                                 -----------------------------
                                                   March 31,        March 31,
                                                     2000             1999
                                                 ------------     ------------
    Revenue:
      Net interest income                       $        5.0     $        5.8
      Other revenues:
        Unaffiliated customers                          52.9             36.2
        Affiliated customers                             2.8              5.2
                                                 ------------     ------------
    Total revenues                                      60.7             47.2

    Expenses:
      Intersegment charges                               7.1              6.3
      Other operating expense                           26.0             25.8
                                                 ------------     ------------
    Total expenses                                      33.1             32.1
    Provision for loan and lease losses                   --              0.2
    Income tax expense                                  11.1              5.9
                                                 ------------     ------------
    Operating income                            $       16.5     $        9.0
                                                 ============     ============
    Identifiable assets                         $      704.1     $      678.4
                                                 ============     ============
    Return on tangible equity                           30.7 %           18.0 %
                                                 ============     ============


      Total Revenues by type in All Others consist of the following:

                                                      Three Months Ended
                                                 -----------------------------
                                                   March 31,        March 31,
                                                     2000             1999
                                                 ------------     ------------
    Trust Services                              $       28.5     $       24.5
    Residential Mortgage Banking                         5.7             10.3
    Internet Mortgage Banking                            0.6              0.5
    Capital Markets                                     15.5              2.7
    Brokerage and Insurance                              6.4              5.0
    Commercial Leasing                                   2.4              2.7
    Commercial Mortgage Banking                          0.4              0.3
    Others                                               1.2              1.2
                                                 ------------     ------------
    Total revenues                              $       60.7     $       47.2
                                                 ============     ============

                      MARSHALL & ILSLEY CORPORATION
                Notes to Financial Statements - Continued

                    March 31, 2000 & 1999 (Unaudited)

      Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                                      Three Months Ended
                                                 -----------------------------
                                                   March 31,        March 31,
                                                     2000             1999
                                                 ------------     ------------
    Revenues:
      Banking                                   $      219.3     $      219.8
      Data Services                                    154.0            133.6
      All Others                                        60.7             47.2
      Corporate overhead                                (4.2)            (1.6)
      Acquisition costs                                  0.3             (0.4)
      Intersegment eliminations                        (30.7)           (30.4)
                                                 ------------     ------------
    Consolidated revenues                       $      399.4     $      368.2
                                                 ============     ============
    Expenses:
      Banking                                   $      100.4     $      100.7
      Data Services                                    132.2            114.5
      All Others                                        33.1             32.1
      Corporate overhead                                17.2             11.7
      Acquisition costs                                  4.9              5.7
      Intersegment eliminations                        (30.7)           (30.4)
                                                 ------------     ------------
    Consolidated expenses                       $      257.1     $      234.3
                                                 ============     ============
    Net income (loss):
      Operating income:
        Banking                                 $       78.2     $       78.0
        Data Services                                   12.7             10.8
        All Others                                      16.5              9.0
      Corporate overhead                               (12.9)            (7.5)
      Acquisition costs                                 (3.9)            (4.8)
                                                 ------------     ------------
    Consolidated net income                     $       90.6     $       85.5
                                                 ============     ============
    Assets:
      Banking                                   $   23,566.8     $   20,820.5
      Data Services                                    505.5            426.8
      All Others                                       704.1            678.4
      Corporate overhead                               196.4            173.3
      Acquisition costs                                264.1            283.3
      Intersegment eliminations                       (315.5)          (392.7)
                                                 ------------     ------------
    Consolidated assets                         $   24,921.4     $   21,989.6
                                                 ============     ============

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                               Three Months Ended March 31,
                                               ----------------------------
Assets                                             2000          1999
------                                         ----------------------------
  Cash and due from banks                      $     630,113 $     658,996

Trading securities                                  41,553        32,093
Short-term investments                             234,435       190,542
Other investment securities:
  Taxable                                        4,132,667     4,092,000
  Tax-exempt                                     1,341,892     1,128,932
                                               ------------  ------------
Total investment securities                      5,750,547     5,443,567

Loans and leases:
  Commercial                                     4,896,688     4,132,882
  Real estate                                    9,599,400     8,156,151
  Personal                                       1,313,719     1,154,323
  Lease financing                                  825,300       627,461
                                               ------------  ------------
                                                16,635,107    14,070,817
  Less: Allowance for loan and lease losses        228,464       228,619
                                               ------------  ------------
Total loans and leases                          16,406,643    13,842,198

Premises and equipment, net                        372,300       357,233
Accrued interest and other assets                1,398,920     1,294,022
                                               ------------  ------------
Total Assets                                 $  24,558,523 $  21,596,016
                                               ============  ============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                        $   2,609,079 $   2,567,832
  Interest bearing                              14,422,706    12,718,488
                                               ------------  ------------
Total deposits                                  17,031,785    15,286,320
Funds purchased and security repurchase
  agreements                                     2,751,558     2,447,332
Other short-term borrowings                      1,143,504       121,809
Long-term borrowings                             1,010,484     1,028,593
Accrued expenses and other liabilities             540,613       480,806
                                               ------------  ------------
Total liabilities                               22,477,944    19,364,860

Shareholders' equity                             2,080,579     2,231,156
                                               ------------  ------------
Total Liabilities and Shareholders' Equity   $  24,558,523 $  21,596,016
                                               ============  ============

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                        AND RESULTS OF OPERATIONS

               THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               ------------------------------------------
Net income for the first quarter of 2000 amounted to $90.6 million compared to $85.5 million for the same period in the prior year. Basic and diluted earnings per share were $.86 and $.83 respectively for the three months ended March 31, 2000, compared with $.79 and $.75, respectively for the three months ended March 31, 1999. The return on average assets and average equity were 1.48% and 17.51% for the quarter ended March 31, 2000 and 1.61% and 15.55% for the quarter ended March 31, 1999.

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

   SUMMARY CONSOLIDATED OPERATING INCOME STATEMENTS AND FINANCIAL STATISTICS
   -------------------------------------------------------------------------
                             ($000's except per share data)

                                      2000                         1999
                                   ----------  ----------------------------------------------
                                     First       Fourth      Third       Second      First
                                    Quarter     Quarter     Quarter     Quarter     Quarter
                                   ----------  ----------  ----------  ----------  ----------
Interest income                   $  414,625  $  398,819  $  380,477  $  364,702  $  352,586
Interest expense                    (245,504)   (221,900)   (202,674)   (186,960)   (179,769)
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                  169,121     176,919     177,803     177,742     172,817

Provision for loan
   and lease losses                   (5,819)    (10,938)     (4,797)     (4,811)     (4,873)

Net investment securities
   gains (losses)                         --      (4,513)         59         355          --

Other income                         230,303     223,633     222,708     208,172     195,360

Other expense                       (257,106)   (255,063)   (260,394)   (247,945)   (234,295)
                                   ----------  ----------  ----------  ----------  ----------
Income before taxes                  136,499     130,038     135,379     133,513     129,009

Income tax provision                 (45,917)    (39,412)    (44,543)    (45,995)    (43,478)
                                   ----------  ----------  ----------  ----------  ----------
Operating income                  $   90,582  $   90,626  $   90,836  $   87,518  $   85,531
                                   ==========  ==========  ==========  ==========  ==========
Cash operating income             $   95,071  $   95,664  $   95,796  $   92,475  $   94,372
                                   ==========  ==========  ==========  ==========  ==========
Per Common Share
  Operating income
    Basic                         $     0.86  $     0.84  $     0.86  $     0.82  $     0.79
    Diluted                             0.83        0.81        0.81        0.77        0.75

  Cash Operating income
    Basic                         $     0.90  $     0.89  $     0.91  $     0.87  $     0.88
    Diluted                             0.87        0.86        0.85        0.81        0.82
  Dividends                             0.24        0.24        0.24        0.24        0.22

Return on Average Equity
  Operating income                     17.51 %     16.86 %     16.85 %     16.04 %     15.55 %
  Cash Operating income                21.86       21.14       21.04       20.04       19.78

       SUMMARY CONSOLIDATED OPERATING INCOME STATEMENT COMPONENTS
                  AS A PERCENT OF AVERAGE TOTAL ASSETS

                                      2000                         1999
                                   ----------  ----------------------------------------------
                                     First       Fourth      Third       Second      First
                                    Quarter     Quarter     Quarter     Quarter     Quarter
                                   ----------  ----------  ----------  ----------  ----------
Interest income (FTE)                   6.92 %      6.77 %      6.68 %      6.68 %      6.75 %
Interest expense                       (4.02)      (3.70)      (3.49)      (3.36)      (3.38)
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                     2.90        3.07        3.19        3.32        3.37

Provision for loan
   and lease losses                    (0.10)      (0.18)      (0.08)      (0.09)      (0.09)

Net investment securities
   gains (losses)                         --       (0.07)         --        0.01          --

Other income                            3.77        3.72        3.83        3.74        3.67

Other expense                          (4.21)      (4.25)      (4.49)      (4.46)      (4.40)
                                   ----------  ----------  ----------  ----------  ----------
Income before taxes                     2.36        2.29        2.45        2.52        2.55

Income tax provision                   (0.88)      (0.78)      (0.89)      (0.95)      (0.94)
                                   ----------  ----------  ----------  ----------  ----------
Return on average assets
  based on operating income             1.48 %      1.51 %      1.56 %      1.57 %      1.61 %
                                   ==========  ==========  ==========  ==========  ==========
Return on tangible
  average assets based on
  cash operating income                 1.58 %      1.62 %      1.67 %      1.69 %      1.80 %
                                   ==========  ==========  ==========  ==========  ==========


                           NET INTEREST INCOME
                           -------------------
Net interest income for the first quarter of 2000 amounted to $169.1 million compared to $172.8 million reported for the first quarter of 1999. The inability of bank issued deposit growth to keep pace with strong loan growth, reduced spreads in loan and deposit products, the continued use of higher-cost borrowings and wholesale deposits, in the recent rising interest rate environment and the costs associated with treasury share buybacks and recent acquisitions all contributed to the $3.7 million decline in net interest income.

Average earning assets in the first quarter of 2000 increased $2.9 billion or 14.7% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), accounted for $2.3 billion or 81.5% of the growth in earning assets compared to the first quarter of last year. Average investment securities, excluding securitized ARMs, increased $478.6 million while other earning assets increased $53.3 million for the three months ended March 31, 2000 compared with the same period in the prior year.

Average interest bearing liabilities increased $3.0 billion or 18.5% in the first quarter of 2000 compared to the same period in 1999. Since the first quarter of 1999, average interest bearing deposits increased $1.7 billion. Approximately 81% of the growth in interest bearing deposits was attributable to higher-cost wholesale deposits. Average total borrowings which reflects, in part, the effect of the Corporation's repurchase program, increased $1.3 billion.

Beginning in September, 1999 certain of the Corporation's banking affiliates began offering Bank Notes to institutional investors. Issuing banks may from time to time issue Short-term Senior Notes and Medium-term Senior Notes as well as Subordinated Notes with maturities ranging from seven days to thirty years and at fixed or floating rates. As of March 31, 2000, Short-term Senior Notes amounted to $649.8 million, Medium-term Senior Notes amounted to $199.4 million and Subordinated Notes amounted to $98.8 million.

Average noninterest bearing deposits increased $41.2 million or 1.6% in the current quarter compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                                  2000                    1999                       Growth Pct.
                                --------  -------------------------------------- -------------------
                                 First     Fourth    Third     Second    First               Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual    Quarter
                                --------  --------  --------  --------  -------- --------   --------
Consolidated Average Loans,
   Leases and Securitized ARMs
Commercial                    $   4,897 $   4,566 $   4,424 $   4,311 $   4,133     18.5 %      7.2 %

Real Estate
  Construction
    Commercial                      407       365       344       304       305     33.4       11.3
    Residential                     106        98        95       101       107     (0.8)       8.6
                                --------  --------  --------  --------  -------- --------   --------
  Total Construction                513       463       439       405       412     24.5       10.7

  Commercial Mortgages            4,050     3,985     3,884     3,792     3,717      9.0        1.6

  Residential
    Residential mortgages         2,862     2,701     2,474     2,334     2,333     22.7        5.9
    Home equity loans and lines   2,174     2,084     1,982     1,845     1,694     28.3        4.3
    Securitized ARM loans           424       450       490       560       649    (34.7)      (5.8)
                                --------  --------  --------  --------  -------- --------   --------
  Total Residential               5,460     5,235     4,946     4,739     4,676     16.8        4.3
                                --------  --------  --------  --------  -------- --------   --------
Total Real Estate                10,023     9,683     9,269     8,936     8,805     13.8        3.5

Personal
  Student                           262       258       254       255       264     (1.0)       1.3
  Credit card                       151       144       139       137       137      9.6        4.8
  Other                             901       872       828       777       753     19.8        3.4
                                --------  --------  --------  --------  -------- --------   --------
Total Personal                    1,314     1,274     1,221     1,169     1,154     13.8        3.1

Lease financing
  Commercial                        335       335       337       333       335     (0.0)       0.2
  Personal                          490       444       397       345       293     67.7       10.3
                                --------  --------  --------  --------  -------- --------   --------
Total Lease Financing               825       779       734       678       628     31.5        6.0
                                --------  --------  --------  --------  -------- --------   --------
Total Consolidated Average
  Loans, Leases and ARMs      $  17,059 $  16,302 $  15,648 $  15,094 $  14,720     15.9 %      4.6 %
                                ========  ========  ========  ========  ======== ========   ========

Total Consolidated Average
  Loans, Leases and ARMs
    Commercial Banking        $   9,689 $   9,251 $   8,989 $   8,740 $   8,490     14.1 %      4.7 %
    Retail Banking                7,370     7,051     6,659     6,354     6,230     18.3        4.5
                                --------  --------  --------  --------  -------- --------   --------
Total Consolidated Average
  Loans, Leases and ARMs      $  17,059 $  16,302 $  15,648 $  15,094 $  14,720     15.9 %      4.6 %
                                ========  ========  ========  ========  ======== ========   ========
Total Consolidated Average
  Loans and Leases            $  16,635 $  15,852 $  15,158 $  14,534 $  14,071     18.2 %      4.9 %
                                ========  ========  ========  ========  ======== ========   ========


Compared with the first quarter of 1999, total consolidated average loans, leases and securitized ARMs increased $2.3 billion or 15.9%. Loan growth was relatively evenly distributed between commercial and retail banking. Total loan growth in commercial banking amounted to $1.2 billion or 14.1% and was driven by commercial loan growth of $764 million and commercial real estate loan growth of $435 million of which, $102 million was attributable to commercial construction loan growth. Retail banking loan growth amounted to $1.1 billion or 18.3%. Residential real estate loans and ARMs increased $304 million, home equity loans and lines increased $480 million and lease financing receivables increased $197 million. During the first quarter of 2000, the Corporation began selling a portion of ARM loan production in the secondary market in addition to fixed rate residential mortgage loans. Total loans sold in the first quarter of 2000 amounted to $71.6 million of which approximately $15 million were ARM loans. By comparison, fixed rate loan sales in the first quarter of 1999 amounted to $530 million which reflected the accelerated refinancing to fixed rate loans experienced throughout 1998 and the first quarter of 1999.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                  2000                    1999                       Growth Pct.
                                --------  -------------------------------------- -------------------
                                 First     Fourth    Third     Second    First               Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual    Quarter
                                --------  --------  --------  --------  -------- --------   --------
 Noninterest bearing deposits
   Commercial                 $  1,668  $  1,791  $  1,732  $  1,682  $  1,655       0.8 %    (6.8)%
   Personal                        576       564       555       567       549       5.1       2.1
   Other                           365       420       402       372       364       0.1     (13.1)
                               --------  --------  --------  --------  --------  --------  --------
 Total noninterest
   bearing deposits              2,609     2,775     2,689     2,621     2,568       1.6      (6.0)

 Interest bearing deposits
   Savings & NOW                 1,919     1,957     2,019     2,054     2,082      (7.9)     (2.0)
   Money market                  5,065     5,021     4,837     4,762     4,697       7.8       0.9
   Other CDs & time deposits     3,428     3,430     3,444     3,398     3,476      (1.4)     (0.1)
   CDs greater than $100,000       909       887       841       780       762      19.3       2.5
   Brokered CDs                  1,045       970       932       845       755      38.4       7.7
   Foreign time                  2,057     1,896     1,887     1,273       946     117.5       8.5
                               --------  --------  --------  --------  --------  --------  --------
 Total interest
   bearing deposits             14,423    14,161    13,960    13,112    12,718      13.4       1.8
                               --------  --------  --------  --------  --------  --------  --------
 Total consolidated
   average deposits           $ 17,032  $ 16,936  $ 16,649  $ 15,733  $ 15,286      11.4 %     0.6 %
                               ========  ========  ========  ========  ========  ========  ========

 Bank issued deposits         $ 13,688  $ 13,819  $ 13,582  $ 13,326  $ 13,320       2.8 %    (1.0)%
 Wholesale deposits              3,344     3,117     3,067     2,407     1,966      70.1       7.3
                               --------  --------  --------  --------  --------  --------  --------
 Total consolidated
   average deposits           $ 17,032  $ 16,936  $ 16,649  $ 15,733  $ 15,286      11.4 %     0.6 %
                               ========  ========  ========  ========  ========  ========  ========


Due to continued strong earning asset growth, particularly loan growth, the Corporation continued to rely on wholesale deposits for funding. Compared with the first quarter of 1999, average wholesale deposit growth amounted to $1.4 billion or 70.1%. Eurodollar term and overnight deposits, which are included in Foreign time increased $1.1 billion and Brokered CDs increased $0.3 billion.

By comparison, average bank issued deposits increased $0.3 billion or 2.8 % in the first quarter of 2000 compared to the first quarter of 1999. Money market, primarily money market index accounts, accounted for approximately $327 million of the growth while CDs, primarily large CDs, accounted for $164 million of the growth in average bank issued deposits. As previously discussed noninterest bearing deposits increased $41.2 million. Partially, offsetting this growth was a decline in less costly Savings and NOW deposits of $164 million.

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

                              Three Months Ended             Three Months Ended
                                March 31, 2000                 March 31, 1999
                         ----------------------------   ----------------------------
                                             Average                        Average
                          Average            Yield or    Average            Yield or
                          Balance   Interest Cost (b)    Balance   Interest Cost (b)
                         ---------- -------- --------   ---------- -------- --------
 Loans and leases (a)   $ 17,059.0 $  335.0     7.90 % $ 14,719.6 $  284.4     7.84 %

 Investment securities:
   Taxable                 3,708.8     59.9     6.34      3,443.2     52.4     6.24
   Tax Exempt (a)          1,341.9     23.8     7.20      1,128.9     19.9     7.26

 Other short-term
  investments (a)            276.0      3.8     5.56        222.7      2.6     4.81
                         ---------- -------- --------   ---------- -------- --------
 Total interest
  earning assets        $ 22,385.7 $  422.5     7.57 % $ 19,514.4 $  359.3     7.50 %
                         ========== ======== ========   ========== ======== ========

 Money market savings   $  5,065.3 $   61.2     4.86 % $  4,697.3 $   47.7     4.12 %
 Regular savings & NOW     1,918.4      8.5     1.78      2,081.9      8.6     1.68
 Other CDs & time
  deposits                 5,484.9     74.6     5.47      4,422.1     56.9     5.21
 CDs greater than
  $100 & Brokered CDs      1,954.1     28.3     5.82      1,517.2     20.5     5.48
                         ---------- -------- --------   ---------- -------- --------
 Total interest
  bearing deposits        14,422.7    172.6     4.81     12,718.5    133.7     4.26

 Short-term borrowings     3,895.1     57.0     5.89      2,569.1     30.3     4.78
 Long-term borrowings      1,010.5     15.9     6.32      1,028.6     15.8     6.24
                         ---------- -------- --------   ---------- -------- --------
 Total interest
  bearing liabilities   $ 19,328.3 $  245.5     5.11 % $ 16,316.2 $  179.8     4.47 %
                         ========== ======== ========   ========== ======== ========

 Net interest margin (FTE)
  as a percent of average
  earning assets                   $  177.0     3.17 %            $  179.5     3.75 %
                                    ======== ========              ======== ========

 Net interest spread (FTE)                      2.46 %                         3.03 %
                                             ========                       ========


 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets increased 7 basis points since the first quarter of 1999 which had a positive impact on interest income (FTE) of approximately $6.5 million. The slowing of accelerated amortization of purchase accounting premiums assigned to acquired loans and investment securities due to prepayments increased interest income by approximately $1.4
million.   The benefit of lower amortization was offset by a decline of approximately $2.0 million in interest income from the use of derivatives.
The increase in the volume of earning assets, primarily loans and securitized ARMs, increased interest income by approximately $56.7 million compared with the first quarter of 1999. The cost of interest bearing deposits increased
55 basis points from the same quarter of the previous year. Short-term borrowing costs increased 111 basis points and long-term borrowing costs increased 8 basis points, respectively, compared with the first quarter of 1999. The overall increase in the cost of interest bearing liabilities of 64 basis points increased interest expense by approximately $27.5 million while the increase in the volume of interest bearing liabilities increased interest expense by approximately $38.3 million. The decline in benefit from use of derivatives increased interest expense by $0.1 million in the current quarter compared to the same period last year. The Corporation estimates that approximately $5.2 million of the increase in interest expense is attributable to the treasury shares repurchased throughout 1999 and the first quarter of 2000.

The Corporation's positions with respect to derivative financial instruments consisted of the following at March 31, 2000, ($ in millions):

  Interest Rate Swaps - Loans

     Notional value                                             $520
     Weighted average receive rate                              5.92%
     Weighted average pay rate                                  6.11%
     Weighted average remaining term (in years)                 2.26
     Estimated fair value                                    ($13.68)

  Interest Rate Swaps - Callable Deposits

     Notional value                                             $487
     Weighted average receive rate                              6.45%
     Weighted average pay rate                                  5.95%
     Weighted average remaining term (in years)                 6.91
     Estimated fair value                                    ($19.47)

  Interest Rate Swaps - Equity Indexed Deposits

     Notional value                                              $15
     Receive - Index interest upon maturity or call
     Weighted average pay rate                                  5.92%
     Weighted average remaining term (in years)                 5.01
     Estimated fair value                                     ($0.84)

  Interest Rate Swaps - Short-term Borrowings

     Notional value                                             $200
     Weighted average receive rate                              7.65%
     Weighted average pay rate                                  5.58%
     Weighted average remaining term (in years)                26.69
     Estimated fair value                                      $1.80

  Interest Rate Swaps - Long-term Borrowings

     Notional value                                             $200
     Weighted average receive rate                              5.77%
     Weighted average pay rate                                  7.27%
     Weighted average remaining term (in years)                 6.67
     Estimated fair value                                     ($0.20)

  Interest Rate Floors - Loans

     Notional value                                             $275
     Strike rate                                                7.19%
     Index                                                      6.39%
     Weighted average remaining term (in years)                 6.13
     Estimated fair value                                      $3.69
     Unamortized premium                                       $5.19


For the three months ended March 31, 2000, the effect on net interest income resulting from derivative financial instruments was a positive $0.2 million compared with a positive $2.3 million in the same period in 1999.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1999, the FASB issued SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

The Corporation has not determined the timing of adoption. Presented above is the fair value of the freestanding derivatives held by the Corporation as of March 31, 2000. Statement 133 would require that those derivative instruments be recognized in the Corporation's Consolidated Balance Sheets as assets or liabilities at their fair value. The Corporation has not yet completed quantifying the other effects of adopting Statement 133 on its consolidated financial statements nor has it completed its determination which of the freestanding derivatives shown above qualify for hedge accounting prescribed by the statement. However, the Statement could increase volatility in earnings and other comprehensive income.

Throughout 1999 and the first quarter of 2000, the Corporation has been experiencing favorable loan growth and has had to rely on wholesale deposits and borrowings to fund growth in excess of core deposit growth. As previously discussed, the use of higher cost funding sources in lieu of core deposit growth contributed to the decline in net interest income. Based on the Corporation's existing balance sheet, net interest margin will also continue to be adversely affected by rising interest rates in the near term. In addition to continuing to seek less costly funding sources, the Corporation may, among other things, consider divesting of lower yielding assets through sale or securitization in the future.

         PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
         ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of March 31, 2000 and the prior four quarters.


                          NONPERFORMING ASSETS
                          --------------------
                                ($000's)

                                                 2000                     1999
                                              ---------  ---------------------------------------
                                                First      Fourth    Third     Second    First
                                               Quarter    Quarter   Quarter   Quarter   Quarter
                                              ---------  --------- --------- --------- ---------
 Nonaccrual                                  $ 111,642  $ 106,387 $ 121,091 $ 122,561 $ 116,632

 Renegotiated                                      688        708       725       746       878

 Past due 90 days or more                        9,334      9,975     7,630     6,525     7,275
                                              ---------  --------- --------- --------- ---------
 Total nonperforming loans and leases          121,664    117,070   129,446   129,832   124,785

 Other real estate owned                         6,247      6,230     6,660     6,766     9,245
                                              ---------  --------- --------- --------- ---------
 Total nonperforming assets                  $ 127,911  $ 123,300 $ 136,106 $ 136,598 $ 134,030
                                              =========  ========= ========= ========= =========

 Allowance for loan and lease losses         $ 232,471  $ 225,862 $ 226,461 $ 225,277 $ 229,669
                                              =========  ========= ========= ========= =========


                         CONSOLIDATED STATISTICS
                         -----------------------

                                                 2000                     1999
                                              ---------  ---------------------------------------
                                                First      Fourth    Third     Second    First
                                               Quarter    Quarter   Quarter   Quarter   Quarter
                                              ---------  --------- --------- --------- ---------
 Net Charge-offs (Recoveries) to
   average loans and leases annualized           (0.02)%     0.29 %    0.09 %    0.25 %    0.04 %
 Total nonperforming loans and leases
   to total loans and leases                      0.72       0.72      0.83      0.87      0.88
 Total nonperforming assets to
   total loans and leases and
   other real estate owned                        0.75       0.75      0.87      0.92      0.94
 Allowance for loan and lease losses
   to total loans and leases                      1.37       1.38      1.45      1.51      1.61
 Allowance for loan and lease losses
   to nonperforming loans and leases               191        193       175       174       184

                   NONACCRUAL LOANS AND LEASES BY TYPE
                   -----------------------------------
                                ($000's)

                                                 2000                     1999
                                              ---------  ---------------------------------------
                                                First      Fourth    Third     Second    First
                                               Quarter    Quarter   Quarter   Quarter   Quarter
                                              ---------  --------- --------- --------- ---------
 Commercial
   Commercial, financial & agricultural      $  49,006  $  52,563 $  60,627 $  57,524 $  51,472
   Lease financing receivables                   3,929      4,243     4,655     4,041     3,046
                                              ---------  --------- --------- --------- ---------
 Total commercial                               52,935     56,806    65,282    61,565    54,518

 Real estate
   Construction & land development               5,284      2,609     2,463     3,004     1,498
   Commercial mortgage                          28,069     19,668    22,911    25,763    24,865
   Residential mortgage                         23,715     25,901    28,651    30,154    33,517
                                              ---------  --------- --------- --------- ---------
 Total real estate                              57,068     48,178    54,025    58,921    59,880

 Personal                                        1,639      1,403     1,784     2,075     2,234
                                              ---------  --------- --------- --------- ---------
 Total nonaccrual loans and leases           $ 111,642  $ 106,387 $ 121,091 $ 122,561 $ 116,632
                                              =========  ========= ========= ========= =========


          RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
          -----------------------------------------------------
                                ($000's)

                                                 2000                     1999
                                              ---------  ---------------------------------------
                                                First      Fourth    Third     Second    First
                                               Quarter    Quarter   Quarter   Quarter   Quarter
                                              ---------  --------- --------- --------- ---------
 Beginning balance                           $ 225,862  $ 226,461 $ 225,277 $ 229,669 $ 226,052

 Provision for loan and lease losses             5,819     10,938     4,797     4,811     4,873

 Loans and leases charged-off
   Commercial                                      449      7,949     1,653     7,117       556
   Real estate                                     653      1,953     1,198     1,475     1,250
   Personal                                      1,544      2,086     1,794     1,544     1,697
   Leases                                          198      1,103       300       686       196
                                              ---------  --------- --------- --------- ---------
 Total charge-offs                               2,844     13,091     4,945    10,822     3,699

 Recoveries on loans and leases
   Commercial                                    2,811        724       610       389       973
   Real estate                                     206        258       195       405       561
   Personal                                        525        457       472       611       704
   Leases                                           92        115        55       214       205
                                              ---------  --------- --------- --------- ---------
 Total Recoveries                                3,634      1,554     1,332     1,619     2,443
                                              ---------  --------- --------- --------- ---------
 Net loans and leases
    charge-offs (recoveries)                      (790)    11,537     3,613     9,203     1,256
                                              ---------  --------- --------- --------- ---------
 Ending balance                              $ 232,471  $ 225,862 $ 226,461 $ 225,277 $ 229,669
                                              =========  ========= ========= ========= =========

Nonperforming assets consist of nonperforming loans and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At March 31, 2000, OREO acquired in satisfaction of debts amounted to $5.0 million and branch premises held for sale amounted to $1.2 million.

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

At March 31, 2000, nonperforming loans and leases amounted to $121.7 million or 0.72% of consolidated loans and leases of $17.0 billion, an increase of $4.6 million or 3.9% since December 31, 1999. Nonaccrual loans and leases, primarily real estate loans, have shown the largest increases since year end 1999. Nonaccrual loans secured by real estate, primarily commercial mortgages increased $8.9 million since December 31, 1999. Commercial loans and leases decreased $3.9 million during the same period.

Net recoveries amounted to $0.8 million or (0.02)% of average loans in the first quarter of 2000 compared with net charge-offs of $11.5 million or 0.29% of average loans in the fourth quarter of 1999 and $1.3 million or 0.04% of average loans in the first quarter of 1999. One large commercial loan accounted for $2.0 million of the net recoveries in the current quarter.

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

Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $232.5 million at March 31, 2000 compared to $225.9 million at December 31,1999. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the second quarter and fourth quarter of 1999, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the potential for the unprecedented period of economic prosperity to come to an end.

The resulting provision for loan and lease losses amounted to $5.8 million for the three months ended March 31, 2000.


                              OTHER INCOME
                              ------------
Total other income in the first quarter of 2000 amounted to $230.3 million, an increase of $34.9 million or 17.9%, compared to $195.4 million in the same period last year.

Total data processing services revenue increased $19.3 million or 17.2% from $112.0 million in the first quarter of 1999 to $131.3 million in the current quarter. Processing revenue which includes processing, conversions, and contract buyouts increased $3.2 million or 5.1% and amounted to $65.9 million. Conversion revenue and buyout fees, which vary from period to period, decreased $2.9 million compared with the first quarter of the prior year. Software and consulting revenue decreased $1.8 million in the current quarter compared to the same period last year. E-commerce revenue which includes electronic funds transfer, electronic banking, cash management, home banking, Internet banking, electronic payment services and a mortgage solution joint venture, increased $15.2 million or 62.2% from $24.4 million in the first quarter of 1999 to $39.6 million in the current quarter. Revenue associated with recent acquisitions and the joint venture accounted for $13.1 million of the increase. Other data processing services revenue which consists of merchant credit card fees, credit card plastics sales and equipment sales increased $2.7 million of which $1.8 million related to card plastics sales, and $0.8 million related to equipment sales.

Trust services revenue amounted to $27.8 million in the first quarter of 2000, an increase of $3.9 million or 16.5% compared to $23.9 million in the first quarter of 1999. Net new business growth in personal trust and commercial trust and increased balances in proprietary mutual fund balances resulted in favorable revenue growth in major product lines. Total assets in trust accounts were approximately $8 billion or 16% greater in the current year compared to the prior year.

For the three months ended March 31, 2000, service charges on deposits amounted to $18.5 million, an increase of $2.0 million or 12.5% compared to $16.5 million in the three months ended March 31, 1999. Service charges associated with commercial demand accounts increased $1.2 million and service charges associated with personal demand accounts increased $0.6 million.

Mortgage banking revenue amounted to $2.9 million in the first quarter of 2000 compared with $11.2 million in the first quarter of 1999. While all sources of mortgage banking revenue decreased compared to the prior year, gains on the sale of mortgages accounted for $7.9 million of the decline which reflects the slowing of refinancing activity experienced in the first quarter of the 1999.

The increase in Capital Markets revenue is due to gains from the sale of investments and other net unrealized gains. Net securities gains from Capital Markets investments, which can vary from period to period, amounted to $14.8 million in the current quarter compared to gains of $1.5 million in the comparative quarter of the prior year.

Other income in the first quarter of 2000 amounted to $27.5 million compared to $23.5 million in the first quarter of 1999, an increase of $4.0 million or 17.0%. Reversion income associated with the final settlement of the former Security pension plan accounted for $1.8 million of the increase. The remainder of the increase was associated with increases in commissions and fees primarily discount brokerage revenue.

                              OTHER EXPENSE
                              -------------
Total other expense in the first quarter of 2000 amounted to $257.1 million compared with $234.3 million in the first quarter of 1999 an increase of $22.8 million or 9.7%.

The Corporation's nonbanking businesses, especially its Data Services segment ("Data Services"), continue to be the primary contributors to operating expense growth. Data Services expense growth represents approximately 75% of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth, costs associated with developing new products and services and operating expenses associated with the recent acquisitions.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 2000 and 1999 and the year ended December 31, 1999 are:

                                           Three Months     Year     Three Months
                                               Ended       Ended         Ended
                                             March 31,  December 31,   March 31,
                                               2000         1999         1999
                                           ------------ ------------ ------------
  Consolidated Corporation                      63.1 %       63.0 %       62.5 %

  Consolidated Corporation
    Excluding Data Services

      Including Intangible Amortization         52.0 %       52.1 %       52.2 %

      Excluding Intangible Amortization         49.7 %       49.3 %       48.6 %


Salaries and employee benefits expense amounted to $156.2 million in the first quarter of 2000 compared to $134.1 million in the first quarter of 1999, an increase of $22.1 million or 16.5%. Salaries and employee benefits expense of Data Services increased $17.4 million. At March 31, 2000, Data Services had on average approximately 665 more full time equivalent employees when compared to March 31, 1999 which reflects increases in E-commerce (407 including acquisitions) and technology services. Compared to the first quarter of 1999, expense growth in the current quarter in salaries and employee benefits was $1.8 million or 3.8% for the banking segment. All other segments increased $1.5 million due to growth in the trust business and mortgage Internet development. Incentive compensation which includes incentive compensation based on the Corporation's common stock performance increased $1.0 million.

Data Services expense growth accounted for approximately $3.0 million or all of the increase in net occupancy, equipment, software, supplies and printing and processing expenses in the first quarter of 2000 compared to the first quarter of 1999.

Professional services expense amounted to $7.6 million in the current quarter compared to $7.2 million in the first quarter of the prior year. Data Services professional services expense accounted for $0.6 million of the increase. Expense increases associated with banking initiatives and mortgage internet development of approximately $1.3 million were offset by professional services fee recoveries recognized by Capital Markets.

Amortization of intangibles decreased $7.3 million. Approximately $0.8 million of the decrease is due to lower amortization of mortgage servicing rights due to slower prepayments in the servicing portfolio and $0.7 million of the decrease is due to lower core deposit premium amortization. The remainder of the decline is due to accelerated amortization of goodwill by Data Services in the first quarter of 1999 relating to a 1996 acquisition.

Other expense amounted to $25.7 million in the first quarter of 2000, an increase of $4.8 million or 23.2% compared to the first quarter of 1999. Other expense growth of Data Services which includes the effect of the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions accounted for $2.1 million of the increase. Advertising and promotion expense of other segments increased $1.8 million in the current quarter compared to the same period last year. During the first quarter of 1999, the Corporation reduced its recourse obligations associated with securitized ARMs by $0.8 million.

                              INCOME TAXES
                              ------------
The provision for income taxes for the three months ended March 31, 2000 amounted to $45.9 million or 33.6% of pre-tax income compared to $43.5 million or 33.7% of pre-tax income for the three months ended March 31, 1999.


                            CAPITAL RESOURCES
                            -----------------
Shareholders' equity was $2.08 billion at March 31, 2000 compared to $2.12 billion at December 31, 1999 and $2.18 billion at March 31, 1999.

The Corporation had net unrealized losses on securities available for sale at March 31, 2000 of $45.1 million, a decrease in market value net of related income tax effects of $12.3 million since December 31, 1999.

For the three months ended March 31, 2000, M&I repurchased 1.9 million shares of its Common Stock under the authorization by the Board of Directors to repurchase up to 6.0 million common shares annually. The aggregate cost of the shares repurchased was $94.7 million.

During the first quarter of 2000, the Corporation filed a shelf registration with the Securities and Exchange Commission to offer debt securities from time to time that may consist of senior or subordinated debentures, notes, bonds and/or other forms of indebtedness up to an aggregate principal amount of $1.5 billion. The specific terms of debt securities, when issued, will be described in a prospectus supplement. Net proceeds from the sale of debt securities may be used for debt reduction or debt refinancing, investments in or advances to subsidiaries, acquisitions, repurchase of shares of common stock or other securities and other general corporate purposes.

On April 25, 2000, the Corporation announced that its Board of Directors approved an increase in the quarterly cash dividend on common stock to $0.265 per share from $0.24 per share payable on June 14, 2000 to shareholders of record as of May 31, 2000.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                        RISK-BASED CAPITAL RATIOS
                             ($ in millions)

                                     March 31, 2000                     December 31, 1999
                          -----------------------------------   -----------------------------------
                                Amount            Ratio               Amount            Ratio
                          ----------------- -----------------   ----------------- -----------------
Tier 1 Capital           $           2,005             10.89 % $           1,993             11.11 %
Tier 1 Capital
  Minimum Requirement                  737              4.00                 718              4.00
                          ----------------- -----------------   ----------------- -----------------
Excess                   $           1,268              6.89 % $           1,275              7.11 %
                          ================= =================   ================= =================

Total Capital            $           2,295             12.46 % $           2,277             12.69 %
Total Capital
  Minimum Requirement                1,473              8.00               1,435              8.00
                          ----------------- -----------------   ----------------- -----------------
Excess                   $             822              4.46 % $             842              4.69 %
                          ================= =================   ================= =================

Risk-Adjusted Assets     $          18,413                     $          17,937
                          =================                     =================


                             LEVERAGE RATIOS
                             ($ in millions)

                                     March 31, 2000                     December 31, 1999
                          -----------------------------------   -----------------------------------
                                Amount            Ratio               Amount            Ratio
                          ----------------- -----------------   ----------------- -----------------
Tier 1 Capital           $           2,005              8.26 % $           1,993              8.49 %
Minimum Leverage
  Requirement                 728 -  1,213     3.00 -   5.00        704 -  1,174     3.00 -   5.00
                          ----------------- -----------------   ----------------- -----------------
Excess                   $  1,277 -    792     5.26 -   3.26 % $  1,289 -    819     5.49 -   3.49 %
                          ================= =================   ================= =================

Adjusted Average
  Total Assets           $          24,255                     $          23,481
                          =================                     =================

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's 1999 Annual Report on Form 10-K. Updated information regarding the Corporation's use of derivative financial instruments is contained in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS."

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments.
Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation's budgeted/forecasted pre-tax income for the ensuing twelve months. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios - a gradual increase of 100bp across the entire yield curve over the course of a year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of a year (-25bp per quarter) for the balance sheet as of March 31,2000 and December 31, 1999:

                                         Impact to Annual Pretax Income as of:
                                         -------------------------------------
Hypothetical Change in Interest Rate     March 31, 2000     December 31,1999
--------------------------------------- ----------------   ------------------
  100 basis point gradual:

    Rise in rates                            (7.8) %             (8.6)%

    Decline in rates                          7.7  %              8.6 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of March 31, 2000 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

In addition to using derivatives to manage interest rate exposure, the Corporation also uses derivatives to create synthetic financial instruments that more closely match desired rate and liquidity characteristics than would otherwise be available on cash instruments directly. A small amount of derivatives are sold to customers where the Corporation acts as an intermediary. These instruments are matched off by the Corporation through its trading accounts in order to minimize exposure to market risks. Customer interest rate derivatives held for trading amounted to $95 million of notional value, consisting of $47.5 million in notional value of received fixed and $47.5 million in notional value of pay fixed interest rate swaps as of March 31, 2000.


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

M&I Trust Services administers more than $68 billion in assets and directly manages a portfolio of more than $11 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

                       PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

  C. During the period covered by this report, 43,000 shares of the Registrant's Common Stock were issued pursuant to employee stock options which had been gifted to family members of the original option holder. The option exercise prices were $51.8125 and $61.50 per share. The issuance of the securities was exempt from the registration provisions of the Securities Act of 1933, as amended, as a transaction not involving a public offering.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

  A. Exhibits:

     Exhibit 3(a)(i) - Amendment to Restated Articles of Incorporation

     Exhibit 3(a)(ii) - Restated Articles of Incorporation

     Exhibit 3(b)(i) - Certificate of Secretary

     Exhibit 3(b)(ii) - By-Laws, as amended

     Exhibit 11 - Statements - Computation of Earnings Per Share Incorporated
                 by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1-Financial Information herein.

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


May 12, 2000