Form 10-Q
period 2000-06-30
MARSHALL & ILSLEY CORP/WI/
filed 2000-08-14
CIK 62741

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                     None
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   [X]       No   [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            July 31, 2000
                  -----                            --------------
       Common Stock, $1.00 Par Value                 103,977,579

===============================================================================

                  MARSHALL & ILSLEY CORPORATION
             CONSOLIDATED BALANCE SHEETS (Unaudited)
                   ($000's except share data)

                                                                     June 30,     December 31,     June 30,
                                                                       2000           1999           1999
                                                                  --------------------------------------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                        $      699,804 $      705,293 $      665,870
  Federal funds sold and security resale agreements                     102,078        101,922         87,713
  Money market funds                                                     84,212         72,641         49,832
                                                                  -------------- -------------- --------------
Total cash and cash equivalents                                         886,094        879,856        803,415

Investment securities:
  Trading securities, at market value                                    31,087         40,334         33,409
  Short-term investments, at cost which approximates market value         7,419          6,828         31,157
  Available for sale at market value                                  4,163,535      4,357,196      4,353,137
  Held to maturity at amortized cost, market value $1,117,970
    ($1,137,126 December 31, and $1,181,325 June 30, 1999)            1,140,340      1,170,734      1,179,310
                                                                  -------------- -------------- --------------
Total investment securities                                           5,342,381      5,575,092      5,597,013

Loans and leases                                                     17,394,515     16,335,061     14,899,052
  Less: Allowance for loan and lease losses                             234,119        225,862        225,277
                                                                  -------------- -------------- --------------
Net loans and leases                                                 17,160,396     16,109,199     14,673,775

Premises and equipment                                                  372,157        370,534        358,402
Intangible assets                                                       348,680        366,416        370,647
Accrued interest and other assets                                     1,064,174      1,068,626        989,247
                                                                  -------------- -------------- --------------
Total Assets                                                     $   25,173,882 $   24,369,723 $   22,792,499
                                                                  ============== ============== ==============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                            $    2,805,295 $    2,830,960 $    2,708,405
  Interest bearing                                                   14,101,144     13,604,222     13,189,064
                                                                  -------------- -------------- --------------
Total deposits                                                       16,906,439     16,435,182     15,897,469

Funds purchased and security repurchase agreements                      934,952      1,402,077      2,331,164
Other short-term borrowings                                           3,635,282      3,138,178        894,082
Accrued expenses and other liabilities                                  605,018        612,336        557,518
Long-term borrowings                                                    961,919        665,024        976,093
                                                                  -------------- -------------- --------------
Total liabilities                                                    23,043,610     22,252,797     20,656,326

Shareholders' equity:
---------------------
  Series A convertible preferred stock, $1.00 par value;
    336,370 shares issued (685,314 June 30, 1999)                           336            336            685
  Common stock, $1.00 par value; 112,757,546 shares issued              112,757        112,757        112,757
  Additional paid-in capital                                            454,332        457,097        613,192
  Retained earnings                                                   2,040,606      1,914,128      1,785,500
  Net unrealized (losses) gains on securities
    available for sale, net of related taxes                            (50,246)       (32,749)        14,757
  Less: Treasury common stock, at cost: 8,796,387 shares
    (6,941,684 December 31, and 9,259,433 June 30, 1999)                407,851        314,513        371,218
  Deferred compensation                                                  19,662         20,130         19,500
                                                                  -------------- -------------- --------------
Total shareholders' equity                                            2,130,272      2,116,926      2,136,173

Total Liabilities and Shareholders' Equity                       $   25,173,882 $   24,369,723 $   22,792,499
                                                                  ============== ============== ==============

See notes to financial statements.

               MARSHALL & ILSLEY CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 ($000's except share data)

                                                              Three Months Ended June 30
                                                             ---------------------------
                                                                  2000          1999
                                                             ---------------------------
Interest income
---------------
  Loans and leases                                          $      344,685 $    279,541
  Investment securities:
     Taxable                                                        66,225       68,272
     Exempt from Federal income taxes                               16,523       14,217
  Trading securities                                                   484          381
  Short-term investments                                             4,672        2,291
                                                             -------------- ------------
Total interest income                                              432,589      364,702

Interest expense
----------------
  Deposits                                                         185,606      136,936
  Short-term borrowings                                             60,580       34,528
  Long-term borrowings                                              21,348       15,496
                                                             -------------- ------------
Total interest expense                                             267,534      186,960

Net interest income                                                165,055      177,742
Provision for loan and lease losses                                  9,616        4,811
                                                             -------------- ------------
Net interest income after provision for loan and lease losses      155,439      172,931

Other income
------------
  Data processing services:
     Processing                                                     72,576       66,152
     Software and consulting                                        20,203       17,834
     E-commerce                                                     43,173       36,961
     Other                                                           5,803        5,453
                                                             -------------- ------------
  Total data processing services                                   141,755      126,400

  Internet banking                                                     519          553
  Trust services                                                    29,967       25,059
  Service charges on deposits                                       18,549       17,019
  Mortgage banking                                                   3,905        7,453
  Capital Markets revenue                                            2,156        2,146
  Net investment securities gains                                    1,281          355
  Life insurance revenue                                             7,360        6,381
  Other                                                             41,503       29,038
                                                             -------------- ------------
Total other income                                                 246,995      214,404

Other expense
-------------
  Salaries and employee benefits                                   157,868      149,666
  Net occupancy                                                     13,719       12,253
  Equipment                                                         27,736       26,906
  Software expenses                                                  7,033        6,786
  Processing charges                                                 7,443        7,501
  Supplies and printing                                              5,099        5,182
  Professional services                                              9,583        7,320
  Shipping and handling                                              9,642        8,453
  Amortization of intangibles                                        7,157        8,502
  Other                                                             24,076       21,253
                                                             -------------- ------------
Total other expense                                                269,356      253,822

Income before income taxes                                         133,078      133,513
Provision for income taxes                                          42,793       45,995
                                                             -------------- ------------
Net income                                                  $       90,285 $     87,518
                                                             ============== ============
Net income per common share
  Basic                                                     $         0.86 $       0.82
  Diluted                                                             0.83         0.77

Dividends paid per common share                             $        0.265 $      0.240

Weighted average common shares outstanding:
  Basic                                                            103,895      104,123
  Diluted                                                          108,742      113,544

See notes to financial statements.

               MARSHALL & ILSLEY CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 ($000's except share data)

                                                              Six Months Ended June 30,
                                                             ---------------------------
                                                                  2000          1999
                                                             ---------------------------
Interest income
---------------
  Loans and leases                                          $      671,163 $    551,518
  Investment securities:
    Taxable                                                        134,115      132,572
    Exempt from Federal income taxes                                32,970       27,891
  Trading securities                                                 1,011          780
  Short-term investments                                             7,955        4,527
                                                             -------------- ------------
Total interest income                                              847,214      717,288

Interest expense
----------------
  Deposits                                                         358,184      270,587
  Short-term borrowings                                            117,619       64,810
  Long-term borrowings                                              37,235       31,332
                                                             -------------- ------------
Total interest expense                                             513,038      366,729

Net interest income                                                334,176      350,559
Provision for loan and lease losses                                 15,435        9,684

Net interest income after provision for loan and lease losses      318,741      340,875

Other income
------------
  Data processing services:
    Processing                                                     144,717      132,889
    Software and consulting                                         40,128       39,593
    E-commerce                                                      82,778       63,381
    Other                                                           15,010       11,898
                                                             -------------- ------------
  Total data processing services                                   282,633      247,761

  Internet banking                                                   1,024        1,072
  Trust services                                                    57,775       48,931
  Service charges on deposits                                       37,063       33,472
  Mortgage banking                                                   6,817       18,639
  Capital Markets revenue                                           17,267        3,728
  Net investment securities gains                                    1,281          355
  Life insurance revenue                                            14,032       12,606
  Other                                                             68,980       52,514
                                                             -------------- ------------
Total other income                                                 486,872      419,078

Other expense
-------------
  Salaries and employee benefits                                   314,088      283,789
  Net occupancy                                                     27,047       24,346
  Equipment                                                         55,098       53,380
  Software expenses                                                 13,898       12,889
  Processing charges                                                14,983       15,424
  Supplies and printing                                              9,951        9,697
  Professional services                                             17,157       14,533
  Shipping and handling                                             21,027       17,267
  Amortization of intangibles                                       14,863       23,527
  Other                                                             47,924       42,579
                                                             -------------- ------------
Total other expense                                                536,036      497,431

Income before income taxes                                         269,577      262,522
Provision for income taxes                                          88,710       89,473
                                                             -------------- ------------
Net income                                                  $      180,867 $    173,049
                                                             ============== ============
Net income per common share
  Basic                                                     $         1.72 $       1.62
  Diluted                                                             1.66         1.52

Dividends paid per common share                             $        0.505 $      0.460

Weighted average common shares outstanding:
  Basic                                                            104,276      104,791
  Diluted                                                          109,153      114,150

See notes to financial statements.

               MARSHALL & ILSLEY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          ($000's)

                                                              Six Months Ended June 30,
                                                             ---------------------------
                                                                  2000          1999
                                                             ---------------------------
Net Cash Provided by Operating Activities                   $      351,058 $      400,310

Cash Flows From Investing Activities:
  Net (increase)/decrease in securities with
    maturities of three months or less                                  --         21,400
  Proceeds from sales of securities  available for sale             17,329         96,494
  Proceeds from maturities of longer term securities               346,595        557,615
  Purchases of longer term securities                             (146,329)    (1,150,393)
  Net increase in loans                                         (1,123,858)      (950,829)
  Purchases of assets to be leased                                (233,584)      (207,646)
  Principal payments on lease receivables                          163,711        143,858
  Fixed asset purchases, net                                       (29,458)       (25,844)
  Acquisitions and investments in joint ventures                      (265)       (67,120)
  Other                                                              5,806          7,045
                                                             -------------- --------------
Net cash used in investing activities                           (1,000,053)    (1,575,420)

Cash Flows From Financing Activities:
  Net increase /(decrease) in deposits                             479,760        (18,251)
  Proceeds from issuance of commercial paper                     1,615,801        574,986
  Payments for maturity of commercial paper                     (1,465,293)      (480,536)
  Net increase /(decrease) in other short-term borrowings         (144,738)     1,296,246
  Proceeds from issuance of long-term debt                         381,641         30,781
  Payments of long-term debt                                       (61,661)       (93,854)
  Dividends paid                                                   (54,389)       (51,654)
  Purchases of treasury stock                                      (98,209)      (198,163)
  Other                                                              2,321         12,232
                                                             -------------- --------------
Net cash provided by financing activities                          655,233      1,071,787

Net increase (decrease) in cash and cash equivalents                 6,238       (103,323)

Cash and cash equivalents, beginning of year                       879,856        906,738
                                                             -------------- --------------
Cash and cash equivalents, end of period                    $      886,094 $      803,415
                                                             ============== ==============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                $      465,855 $      378,796
    Income taxes                                                    67,348         16,801

See notes to financial statements.

                      MARSHALL & ILSLEY CORPORATION
                      Notes to Financial Statements
                     June 30, 2000 & 1999 (Unaudited)

 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 1999 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months and six months ended June 30, 2000 and 1999. The results of operations for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1999 consolidated financial statements and analyses have been reclassified to conform with the 2000 presentation.

 2. The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series
     A convertible, with a $100 value per share for conversion and liquidation purposes.

     The Corporation has 320,000,000 shares of its $1.00 par value common stock authorized.

 3.  New Accounting Pronouncements

     Derivatives - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts.

     The Corporation has not determined the timing of adoption.  Presented in
     Item 2, Management's Discussion and Analysis of Financial Position and Results of Operations, is the fair value of the freestanding derivatives held by the Corporation as of June 30, 2000. Statement 133 would require that those derivative instruments be recognized in the Corporation's Consolidated Balance Sheets as assets or liabilities at their fair value. The Corporation has not yet completed quantifying the other effects of adopting Statement 133 on its consolidated financial statements nor has it completed its determination of which of the freestanding derivatives qualify for hedge accounting prescribed by the statement. However, the Statement could increase volatility in earnings and other comprehensive income.

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)

     Revenue Recognition - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on a variety of revenue recognition matters and must be adopted no later than the fourth quarter of 2000. Based on its present assessment, the Corporation does not currently believe that the adoption of SAB 101 will have a material impact on its consolidated financial statements.

     Shipping and Handling Costs - Beginning in the second quarter of 2000, the Corporation began classifying shipping and handling costs associated with the income producing activities of its Data Services segment as revenue in accordance with the provisions of Emerging Issues Task Force Issue No. 00-10, ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs". Previously, amounts charged to customers for shipping and handling were netted against the related cost for financial statement purposes. Consolidated Statements of Income for the three months and six months ended June 30, 1999, have been restated in accordance with EITF 00-10.

 4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                               Three Months Ended June 30, 2000
                                                           -----------------------------------------
                                                               Income     Average Shares Per Share
                                                             (Numerator)   (Denominator)   Amount
                                                           -----------------------------------------
             Net Income                                   $       90,285
             Convertible Preferred Dividends                      (1,019)
                                                            -------------
             Basic Earnings Per Share
               Income Available to Common Shareholders    $       89,266        103,895 $     0.86
                                                                                         ==========
             Effect of Dilutive Securities
               Convertible Preferred Stock                         1,019          3,844
               Stock Options and Restricted Stock Plans               --          1,003
                                                           -------------- --------------
             Diluted Earnings Per Share
             Income Available to Common Shareholders
             Plus Assumed Conversions                     $       90,285        108,742 $     0.83
                                                                                         ==========

                                                               Three Months Ended June 30, 1999
                                                           -----------------------------------------
                                                               Income     Average Shares Per Share
                                                             (Numerator)   (Denominator)   Amount
                                                           -----------------------------------------
             Net Income                                   $       87,518
             Convertible Preferred Dividends                      (1,843)
                                                            -------------
             Basic Earnings Per Share
               Income Available to Common Shareholders    $       85,675        104,123 $     0.82
                                                                                         ==========
             Effect of Dilutive Securities
               Convertible Preferred Stock                         1,843          7,677
               Stock Options and Restricted Stock Plans               --          1,744
                                                           -------------- --------------
             Diluted Earnings Per Share
               Income Available to Common Shareholders
                 Plus Assumed Conversions                 $       87,518        113,544 $     0.77
                                                                                         ==========

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)

 4. Earnings Per Share - (dollars and shares in thousands, except per share data):

                                                                Six Months Ended June 30, 2000
                                                           -----------------------------------------
                                                               Income     Average Shares Per Share
                                                             (Numerator)   (Denominator)   Amount
                                                           -----------------------------------------
             Net Income                                   $      180,867
             Convertible Preferred Dividends                      (1,941)
                                                            -------------
             Basic Earnings Per Share
               Income Available to Common Shareholders    $      178,926        104,276 $     1.72
                                                                                         ==========
             Effect of Dilutive Securities
               Convertible Preferred Stock                         1,941          3,844
               Stock Options and Restricted Stock Plans               --          1,033
                                                           -------------- --------------
             Diluted Earnings Per Share
               Income Available to Common Shareholders
                 Plus Assumed Conversions                 $      180,867        109,153 $     1.66
                                                                                         ==========

                                                                Six Months Ended June 30, 1999
                                                           -----------------------------------------
                                                               Income     Average Shares Per Share
                                                             (Numerator)   (Denominator)   Amount
                                                           -----------------------------------------
             Net Income                                   $      173,049
             Convertible Preferred Dividends                      (3,532)
                                                            -------------
             Basic Earnings Per Share
               Income Available to Common Shareholders    $      169,517        104,791 $     1.62
                                                                                         ==========
             Effect of Dilutive Securities
               Convertible Preferred Stock                         3,532          7,677
               Stock Options and Restricted Stock Plans               --          1,682
                                                           -------------- --------------
             Diluted Earnings Per Share
               Income Available to Common Shareholders
                 Plus Assumed Conversions                 $      173,049        114,150 $     1.52
                                                                                         ==========

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)

  5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                     June 30,     December 31,     June 30,
                                                       2000           1999           1999
                                                  --------------------------------------------
         Other investment securities available for sale:
           U.S. treasury and government agencies $    3,622,576 $    3,852,731 $    3,968,036
           State and political subdivisions             147,525        109,971            149
           Other                                        393,434        394,494        384,952
                                                  -------------- -------------- --------------
         Total                                   $    4,163,535 $    4,357,196 $    4,353,137
                                                  ============== ============== ==============
         Investment securities held to maturity:
           U.S. treasury and government agencies $           -- $            9 $           44
           State and political subdivisions           1,135,147      1,165,756      1,174,099
           Other                                          5,193          4,969          5,167
                                                  -------------- -------------- --------------
         Total                                   $    1,140,340 $    1,170,734 $    1,179,310
                                                  ============== ============== ==============

 6.  The Corporation's loan and lease portfolio consists of the following
     ($000's):

                                                     June 30,     December 31,     June 30,
                                                       2000           1999           1999
                                                  --------------------------------------------
         Commercial, financial & agricultural    $    5,068,961 $    4,754,857 $    4,394,154
         Real estate:
           Construction                                 542,958        494,558        424,284
           Residential mortgage                       5,377,244      4,941,450      4,310,828
           Commercial mortgage                        4,242,058      4,034,771      3,847,438
                                                  -------------- -------------- --------------
         Total real estate                           10,162,260      9,470,779      8,582,550
         Personal                                     1,248,109      1,299,416      1,213,936
         Lease financing                                915,185        810,009        708,412
                                                  -------------- -------------- --------------
         Total                                   $   17,394,515 $   16,335,061 $   14,899,052
                                                  ============== ============== ==============

 7.  The Corporation's deposit liabilities consists of the following ($000's):

                                                     June 30,     December 31,     June 30,
                                                       2000           1999           1999
                                                  --------------------------------------------
         Noninterest bearing demand              $    2,805,295 $    2,830,960 $    2,708,405

         Savings and NOW                              6,920,968      6,966,423      6,764,346
         CD's $100,000 and over                       2,272,079      1,885,933      1,740,917
         Other time deposits                          3,420,918      3,419,333      3,420,091
         Foreign Deposits                             1,487,179      1,332,533      1,263,710
                                                  -------------- -------------- --------------
                                                 $   16,906,439 $   16,435,182 $   15,897,469
                                                  ============== ============== ==============

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)


 8.  Comprehensive Income

     The following table presents the Corporation's comprehensive income
     ($000's):

                                                        Three Months Ended June 30,
                                                       -----------------------------
                                                            2000           1999
                                                       -------------- --------------
         Net income                                   $       90,285 $       87,518

         Other comprehensive income

           Unrealized gains (losses) on securities, net of tax:
             Arising during the period                        (5,942)       (25,370)
             Reclassification for securities
               transactions included in net income               753           (474)
                                                       -------------- --------------
                                                              (5,189)       (25,844)
                                                       -------------- --------------
         Total comprehensive income                   $       85,096 $       61,674
                                                       ============== ==============

                                                          Six Months Ended June 30,
                                                       -----------------------------
                                                            2000           1999
                                                       -------------- --------------
         Net income                                   $      180,867 $      173,049

         Other comprehensive income

           Unrealized gains (losses) on securities, net of tax:
             Arising during the period                       (26,217)       (42,536)
             Reclassification for securities
               transactions included in net income             8,720           (809)
                                                       -------------- --------------
                                                             (17,497)       (43,345)
                                                       -------------- --------------
         Total comprehensive income                   $      163,370 $      129,704
                                                       ============== ==============

     Other comprehensive income as shown is net of deferred income tax benefits of $2,787 and $15,078 for the three months and $9,432 and $25,783 for the six months ended June 30, 2000 and 1999, respectively.

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

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)

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

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                           ------------------------------  ------------------------------
                                                2000             1999           2000             1999
                                           -------------    -------------  -------------    -------------
            Revenue:
              Net interest income         $       167.4    $       176.6  $       338.3    $       347.6
              Other revenues:
                Unaffiliated customers             61.6             48.5          105.4             93.7
                Affiliated customers                4.5              4.1            9.1              7.7
                                           -------------    -------------  -------------    -------------
            Total revenues                        233.5            229.2          452.8            449.0

            Expenses:
              Intersegment charges                 25.9             25.5           45.5             48.6
              Other operating expense              79.1             76.8          159.9            154.4
                                           -------------    -------------  -------------    -------------
            Total expenses                        105.0            102.3          205.4            203.0
            Provision for loan
              and lease losses                      9.5              4.7           15.3              9.4
            Income tax expense                     36.2             39.3           71.1             75.7
                                           -------------    -------------  -------------    -------------
            Operating income              $        82.8    $        82.9  $       161.0    $       160.9
                                           =============    =============  =============    =============

            Identifiable assets           $    23,871.8    $    21,560.8  $    23,871.8    $    21,560.8
                                           =============    =============  =============    =============

            Return on tangible equity              19.5 %           20.7 %         19.3 %           20.3 %
                                           =============    =============  =============    =============

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)

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

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                           ------------------------------  ------------------------------
                                                2000             1999           2000             1999
                                           -------------    -------------  -------------    -------------
            Banking revenues:
              Commercial Banking          $       101.6    $        95.2  $       200.2    $       191.9
              Retail Banking                      105.9             94.5          201.0            190.4
              Investments and Other                26.0             39.5           51.6             66.7
                                           -------------    -------------  -------------    -------------
            Total banking revenues        $       233.5    $       229.2  $       452.8    $       449.0
                                           =============    =============  =============    =============

            Percent of total banking revenue:
              Commercial Banking                   43.5 %           41.5 %         44.2 %           42.7 %
              Retail Banking                       45.3             41.2           44.4             42.4
              Investments and Other                11.2             17.3           11.4             14.9
                                           -------------    -------------  -------------    -------------
            Total banking revenues                100.0 %          100.0 %        100.0 %          100.0 %
                                           =============    =============  =============    =============

            Operating banking income
              Commercial Banking          $        42.7    $        39.0  $        83.0    $        78.6
              Retail Banking                       29.3             21.7           53.7             45.4
              Investments and Other                10.8             22.2           24.3             36.9
                                           -------------    -------------  -------------    -------------
            Total operating
              banking income              $        82.8    $        82.9  $       161.0    $       160.9
                                           =============    =============  =============    =============

            Percent of total operating banking income:
              Commercial Banking                   51.6 %           47.0 %         51.6 %           48.8 %
              Retail Banking                       35.4             26.1           33.4             28.2
              Investments and Other                13.0             26.9           15.0             23.0
                                           -------------    -------------  -------------    -------------
            Total operating
              banking income                      100.0 %          100.0 %        100.0 %          100.0 %
                                           =============    =============  =============    =============

            Banking return on tangible equity
              Commercial Banking                   22.8 %           29.1 %         22.4 %           24.6 %
              Retail Banking                       22.7             20.2           21.1             21.0
                                           -------------    -------------  -------------    -------------
            Total banking return on tangible       19.5 %           20.7 %         19.3 %           20.3 %
                                           =============    =============  =============    =============

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)

                              Data Services
                              -------------
     Data Services includes the Data Services Division of the Corporation as well as two nonbank subsidiaries. Data Services provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Data Services derives revenue from the Corporation's credit card merchant operations. The majority of Data Services revenue is derived from internal and external processing. See Recent Developments. Intrasegment revenues, expenses and assets have been eliminated in the following information. ($ in millions):

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                           ------------------------------  ------------------------------
                                                2000             1999           2000             1999
                                           -------------    -------------  -------------    -------------
            Revenue:
              Net interest expense        $        (1.1)   $        (1.4) $        (2.4)   $        (2.0)
              Other revenues:
                Unaffiliated customers            142.3            127.0          283.8            249.0
                Affiliated customers               23.8             22.5           47.9             44.8
                                           -------------    -------------  -------------    -------------
            Total revenues                        165.0            148.1          329.3            291.8

            Expenses:
              Intersegment charges                  1.0              0.3            1.3              0.4
              Other operating expense             143.0            127.5          285.2            251.9
                                           -------------    -------------  -------------    -------------
            Total expenses                        144.0            127.8          286.5            252.3
            Income tax expense                      8.8              8.6           17.9             17.0
                                           -------------    -------------  -------------    -------------
            Operating income              $        12.2    $        11.7  $        24.9    $        22.5
                                           =============    =============  =============    =============

            Identifiable assets           $       532.0    $       456.7  $       532.0    $       456.7
                                           =============    =============  =============    =============

            Return on equity                       18.2 %           20.6 %         18.9 %           20.3 %
                                           =============    =============  =============    =============

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)

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

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                           ------------------------------  ------------------------------
                                                2000             1999           2000             1999
                                           -------------    -------------  -------------    -------------
            Revenue:
              Net interest income         $         5.4    $         6.2  $        10.4    $        12.0
              Other revenues:
                Unaffiliated customers             41.2             37.2           94.1             73.4
                Affiliated customers                3.8              4.0            6.6              9.3
                                           -------------    -------------  -------------    -------------
            Total revenues                         50.4             47.4          111.1             94.7

            Expenses:
              Intersegment charges                  7.5              6.0           14.7             12.4
              Other operating expense              26.6             24.9           52.5             50.6
                                           -------------    -------------  -------------    -------------
            Total expenses                         34.1             30.9           67.2             63.0
            Provision for loan
              and lease losses                      0.1              0.1            0.1              0.3
            Income tax expense                      6.4              6.5           17.5             12.5
                                           -------------    -------------  -------------    -------------
            Operating income              $         9.8    $         9.9  $        26.3    $        18.9
                                           =============    =============  =============    =============

            Identifiable assets           $       723.0    $       667.8  $       723.0    $       667.8
                                           =============    =============  =============    =============

            Return on tangible equity              17.5 %           19.1 %         24.0 %           18.6 %
                                           =============    =============  =============    =============


     Total Revenues by type in All Others consist of the following:

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                           ------------------------------  ------------------------------
                                                2000             1999           2000             1999
                                           -------------    -------------  -------------    -------------
            All Others Revenues:
              Trust Services              $        30.6    $        25.7  $        59.1    $        50.2
              Residential Mortgage Banking          6.8              9.0           12.5             19.3
              Capital Markets                       2.6              3.0           18.1              5.7
              Brokerage and Insurance               5.8              5.3           12.2             10.3
              Commercial Leasing                    2.6              2.6            5.0              5.3
              Commercial Mortgage Banking           0.4              0.3            0.8              0.6
              Others                                1.6              1.5            3.4              3.3
                                           -------------    -------------  -------------    -------------
            Total All Others revenues     $        50.4    $        47.4  $       111.1    $        94.7
                                           =============    =============  =============    =============

                      MARSHALL & ILSLEY CORPORATION
                 Notes to Financial Statements - Continued
                     June 30, 2000 & 1999 (Unaudited)

     Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                           ------------------------------  ------------------------------
                                                2000             1999           2000             1999
                                           -------------    -------------  -------------    -------------
            Revenues:
              Banking                     $       233.5    $       229.2  $       452.8    $       449.0
              Data Services                       165.0            148.1          329.3            291.8
              All Others                           50.4             47.4          111.1             94.7
              Corporate overhead                   (5.1)            (2.2)          (9.3)            (3.9)
              Acquisition costs                     0.4             (0.1)           0.7             (0.5)
              Intersegment eliminations           (32.1)           (30.3)         (63.6)           (61.5)
                                           -------------    -------------  -------------    -------------
            Consolidated revenues         $       412.1    $       392.1  $       821.0    $       769.6
                                           =============    =============  =============    =============

            Expenses:
              Banking                     $       105.0    $       102.3  $       205.4    $       203.0
              Data Services                       144.0            127.8          286.5            252.3
              All Others                           34.1             30.9           67.2             63.0
              Corporate overhead                   13.5             17.4           30.7             29.2
              Acquisition costs                     4.9              5.7            9.8             11.4
              Intersegment eliminations           (32.1)           (30.3)         (63.6)           (61.5)
                                           -------------    -------------  -------------    -------------
            Consolidated expenses         $       269.4    $       253.8  $       536.0    $       497.4
                                           =============    =============  =============    =============

            Net income (loss):
              Operating income:
                Banking                   $        82.8    $        82.9  $       161.0    $       160.9
                Data Services                      12.2             11.7           24.9             22.5
                All Others                          9.8              9.9           26.3             18.9
              Corporate overhead                  (10.7)           (12.3)         (23.6)           (19.8)
              Acquisition costs                    (3.8)            (4.7)          (7.7)            (9.5)
                                           -------------    -------------  -------------    -------------
            Consolidated net income       $        90.3    $        87.5  $       180.9    $       173.0
                                           =============    =============  =============    =============

            Assets:
              Banking                     $    23,871.8    $    21,560.8  $    23,871.8    $    21,560.8
              Data Services                       532.0            456.7          532.0            456.7
              All Others                          723.0            667.8          723.0            667.8
              Corporate overhead                  290.4            135.6          290.4            135.6
              Acquisition costs                   259.3            279.9          259.3            279.9
              Intersegment eliminations          (502.6)          (308.3)        (502.6)          (308.3)
                                           -------------    -------------  -------------    -------------
            Consolidated assets           $    25,173.9    $    22,792.5  $    25,173.9    $    22,792.5
                                           =============    =============  =============    =============

                 MARSHALL & ILSLEY CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                           ($000's)

                                                          Three Months Ended June 30,
                                                        -------------------------------
                                                             2000             1999
                                                        --------------   --------------
Assets
------
Cash and due from banks                                $      614,749   $      626,668

Investment securities:
  Trading securities                                           38,874           30,871
  Short-term investments                                      279,762          186,480
  Other investment securities:
    Taxable                                                 4,018,607        4,272,000
    Tax-exempt                                              1,333,331        1,183,276
                                                        --------------   --------------
Total investment securities                                 5,670,574        5,672,627

Loans and leases:
  Commercial                                                5,013,395        4,311,352
  Real estate                                               9,918,905        8,375,500
  Personal                                                  1,350,883        1,169,117
  Lease financing                                             876,449          677,853
                                                        --------------   --------------
Total loans and leases                                     17,159,632       14,533,822
  Less: Allowance for loan and lease losses                   234,395          231,059
                                                        --------------   --------------
Net loans and leases                                       16,925,237       14,302,763

Premises and equipment, net                                   371,908          355,598
Accrued interest and other assets                           1,410,526        1,364,881
                                                        --------------   --------------
Total Assets                                           $   24,992,994   $   22,322,537
                                                        ==============   ==============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                  $    2,618,845   $    2,620,695
  Interest bearing                                         14,573,829       13,112,566
                                                        --------------   --------------
Total deposits                                             17,192,674       15,733,261

Funds purchased and security repurchase agreements          1,862,392        2,474,485
Other short-term borrowings                                 1,944,267          412,424
Long-term borrowings                                        1,309,830        1,003,840
Accrued expenses and other liabilities                        583,683          510,123
                                                        --------------   --------------
Total liabilities                                          22,892,846       20,134,133

Shareholders' equity                                        2,100,148        2,188,404
                                                        --------------   --------------
Total Liabilities and Shareholders' Equity             $   24,992,994   $   22,322,537
                                                        ==============   ==============

                 MARSHALL & ILSLEY CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                           ($000's)

                                                           Six Months Ended June 30,
                                                        -------------------------------
                                                             2000             1999
                                                        --------------   --------------
Assets
------
Cash and due from banks                                $      622,431   $      642,742

Investment securities:
  Trading securities                                           40,214           31,478
  Short-term investments                                      257,098          188,501
  Other investment securities:
    Taxable                                                 4,075,637        4,182,498
    Tax-exempt                                              1,337,611        1,156,254
                                                        --------------   --------------
Total investment securities                                 5,710,560        5,558,731

Loans and leases:
  Commercial                                                4,955,041        4,222,610
  Real estate                                               9,759,153        8,266,431
  Personal                                                  1,332,301        1,161,762
  Lease financing                                             850,874          652,796
                                                        --------------   --------------
Total loans and leases                                     16,897,369       14,303,599
  Less: Allowance for loan and lease losses                   231,429          229,846

Net loans and leases                                       16,665,940       14,073,753

Premises and equipment, net                                   372,104          356,411
Accrued interest and other assets                           1,404,723        1,329,647
                                                        --------------   --------------
Total Assets                                           $   24,775,758   $   21,961,284
                                                        ==============   ==============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                  $    2,613,962   $    2,594,410
  Interest bearing                                         14,498,268       12,916,615
                                                        --------------   --------------
Total deposits                                             17,112,230       15,511,025

Funds purchased and security repurchase agreements          2,306,975        2,460,983
Other short-term borrowings                                 1,543,886          267,920
Long-term borrowings                                        1,160,157        1,016,149
Accrued expenses and other liabilities                        562,146          495,545
                                                        --------------   --------------
Total liabilities                                          22,685,394       19,751,622

Shareholders' equity                                        2,090,364        2,209,662
                                                        --------------   --------------
Total Liabilities and Shareholders' Equity             $   24,775,758   $   21,961,284
                                                        ==============   ==============

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
            ----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                    -----------------------------------------

Net income for the second quarter of 2000 amounted to $90.3 million compared to $87.5 million for the same period in the prior year. Basic and diluted earnings per share were $.86 and $.83 respectively for the three months ended June 30, 2000, compared with $.82 and $.77 respectively for the three months ended June 30, 1999. The return on average assets and average equity were 1.45% and 17.29% for the quarter ended June 30, 2000 and 1.57% and 16.04% for the quarter ended June 30, 1999.

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

  Summary Consolidated Operating Income Statements and Financial Statistics
  -------------------------------------------------------------------------
                        ($000's except per share data)
                        ------------------------------

                                                    2000                             1999
                                          ------------------------  --------------------------------------
                                            Second        First        Fourth        Third       Second
                                            Quarter      Quarter       Quarter      Quarter      Quarter
                                          ------------------------  --------------------------------------
Interest income                          $   432,589 $    414,625  $    398,819 $    380,477 $    364,702
Interest expense                            (267,534)    (245,504)     (221,900)    (202,674)    (186,960)
                                          ----------- ------------  ------------ ------------ ------------
Net interest income                          165,055      169,121       176,919      177,803      177,742

Provision for loan and lease losses           (9,616)      (5,819)      (10,938)      (4,797)      (4,811)

Net investment securities gains (losses)       1,281           --        (4,513)          59          355

Other income                                 245,714      239,877       234,603      229,318      214,049

Other expense                               (269,356)    (266,680)     (266,033)    (267,004)    (253,822)
                                          ----------- ------------  ------------ ------------ ------------
Income before taxes                          133,078      136,499       130,038      135,379      133,513
Income tax provision                         (42,793)     (45,917)      (39,412)     (44,543)     (45,995)
                                          ----------- ------------  ------------ ------------ ------------
Operating income                         $    90,285 $     90,582  $     90,626 $     90,836 $     87,518
                                          =========== ============  ============ ============ ============

Cash operating income                    $    94,845 $     95,071  $     95,664 $     95,796 $     92,475
                                          =========== ============  ============ ============ ============
Per Common Share
  Operating income
    Basic                                $      0.86 $       0.86  $       0.84 $       0.86 $       0.82
    Diluted                                     0.83         0.83          0.81         0.81         0.77
  Cash Operating income
    Basic                                $      0.90 $       0.90  $       0.89 $       0.91 $       0.87
    Diluted                                     0.87         0.87          0.86         0.85         0.81
  Dividends                                    0.265        0.240         0.240        0.240        0.240

Return on Average Equity
  Operating income                             17.29 %      17.51  %      16.86 %      16.85 %      16.04 %
  Cash Operating income                        21.40        21.86         21.14        21.04        20.04

          Summary Consolidated Operating Income Statement Components
          ----------------------------------------------------------
                     as a Percent of Average Total Assets
                     ------------------------------------

                                                    2000                             1999
                                          ------------------------  --------------------------------------
                                            Second        First        Fourth        Third       Second
                                            Quarter      Quarter       Quarter      Quarter      Quarter
                                          ------------------------  --------------------------------------
Interest income (FTE)                           7.09 %       6.92  %       6.77 %       6.68 %       6.68 %
Interest expense                               (4.31)       (4.02)        (3.70)       (3.49)       (3.36)
                                          ----------- ------------  ------------ ------------ ------------
Net interest income                             2.78         2.90          3.07         3.19         3.32

Provision for loan and lease losses            (0.15)       (0.10)        (0.18)       (0.08)       (0.09)

Net investment securities gains                 0.02           --         (0.08)          --         0.01

Other income                                    3.95         3.93          3.91         3.95         3.85

Other expense                                  (4.33)       (4.37)        (4.43)       (4.61)       (4.57)
                                          ----------- ------------  ------------ ------------ ------------
Income before taxes                             2.27         2.36          2.29         2.45         2.52
Income tax provision                           (0.82)       (0.88)        (0.78)       (0.89)       (0.95)
                                          ----------- ------------  ------------ ------------ ------------
Return on average assets
  based on operating income                     1.45 %       1.48  %       1.51 %       1.56 %       1.57 %
                                          =========== ============  ============ ============ ============
Return on tangible average assets
  based on cash operating income                1.55 %       1.58  %       1.62 %       1.67 %       1.69 %
                                          =========== ============  ============ ============ ============

                              NET INTEREST INCOME
                              -------------------

Net interest income for the second quarter of 2000 amounted to $165.1 million compared to $177.7 million reported for the second quarter of 1999. The inability of bank issued deposit growth to keep pace with strong loan growth, reduced spreads in loan and deposit products, the continued use of higher-cost borrowings and wholesale deposits, in the recent rising interest rate environment and the costs associated with treasury share buybacks and recent acquisitions all contributed to the $12.6 million decline in net interest income.

Average earning assets in the second quarter of 2000 increased $2.6 billion or 13.0% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), accounted for $2.5 billion or 94.1% of the growth in earning assets compared to the second quarter of last year. Average investment securities, excluding securitized ARMs, were relatively unchanged while other earning assets increased $101.3 million for the three months ended June 30, 2000 compared with the same period in the prior year.

Average interest bearing liabilities increased $2.7 billion or 15.8% in the second quarter of 2000 compared to the same period in 1999. Since the second quarter of 1999, average interest bearing deposits increased $1.5 billion. Approximately 83% of the growth in interest bearing deposits was attributable to higher-cost wholesale deposits. Average total borrowings increased $1.2 billion which reflects, in part, the effect of the Corporation's repurchase program.

Average noninterest bearing deposits in the current quarter were relatively unchanged compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

           Consolidated Average Loans, Leases and Securitized ARMs
           -------------------------------------------------------

                                      2000                  1999               Growth Pct.
                               -----------------  -------------------------- ----------------
                                Second   First     Fourth   Third    Second           Prior
                               Quarter  Quarter   Quarter  Quarter  Quarter  Annual  Quarter
                               -----------------  -------------------------- ----------------
Commercial                    $  5,013 $  4,897  $  4,566 $  4,424 $  4,311   16.3 %    2.4 %

Real Estate
  Construction
    Commercial                     407      407       365      344      304   33.7      0.0
    Residential                    112      106        98       95      101   10.8      4.7
                               -------- --------  -------- -------- -------- ------   ------
  Total Construction               519      513       463      439      405   28.0      1.0

  Commercial Mortgages           4,159    4,050     3,985    3,884    3,792    9.7      2.7

  Residential
    Residential mortgages        3,011    2,862     2,701    2,474    2,334   29.0      5.2
    Home equity loans and lines  2,230    2,174     2,084    1,982    1,845   20.9      2.6
    Securitized ARM loans          403      424       450      490      560  (28.0)    (4.8)
                               -------- --------  -------- -------- -------- ------   ------
  Total Residential              5,644    5,460     5,235    4,946    4,739   19.1      3.4
                               -------- --------  -------- -------- -------- ------   ------
Total Real Estate               10,322   10,023     9,683    9,269    8,936   15.5      3.0

Personal
  Student                          254      262       258      254      255   (0.6)    (3.2)
  Credit card                      153      151       144      139      137   12.0      1.9
  Other                            944      901       872      828      777   21.5      4.7
                               -------- --------  -------- -------- -------- ------   ------
Total Personal                   1,351    1,314     1,274    1,221    1,169   15.5      2.8

Lease financing
  Commercial                       341      335       335      337      333    2.4      1.8
  Personal                         536      490       444      397      345   55.4      9.2
                               -------- --------  -------- -------- -------- ------   ------
Total Lease Financing              877      825       779      734      678   29.3      6.2
                               -------- --------  -------- -------- -------- ------   ------
Total Consolidated Average
  Loans, Leases and ARMs      $ 17,563 $ 17,059  $ 16,302 $ 15,648 $ 15,094   16.4 %    3.0 %
                               ======== ========  ======== ======== ======== ======   ======

Total Consolidated Average
  Loans, Leases and ARMs
    Commercial Banking        $  9,920 $  9,689  $  9,251 $  8,989 $  8,740   13.5 %    2.4 %
    Retail Banking               7,643    7,370     7,051    6,659    6,354   20.3      3.7
                               -------- --------  -------- -------- -------- ------   ------
Total Consolidated Average
  Loans, Leases and ARMs      $ 17,563 $ 17,059  $ 16,302 $ 15,648 $ 15,094   16.4 %    3.0 %
                               ======== ========  ======== ======== ======== ======   ======
Total Consolidated Average
  Loans and Leases            $ 17,160 $ 16,635  $ 15,852 $ 15,158 $ 14,534   18.1 %    3.2 %
                               ======== ========  ======== ======== ======== ======   ======

Compared with the second quarter of 1999, total consolidated average loans, leases and securitized ARMs increased $2.5 billion or 16.4%. Loan growth was evenly distributed between commercial and retail banking. Total loan growth in commercial banking amounted to $1.2 billion or 13.5% and was driven by commercial loan growth of $702 million and commercial real estate loan growth of $470 million of which, $103 million was attributable to commercial construction loan growth. Retail banking loan growth amounted to $1.3 billion or 20.3%. Residential real estate loans and ARMs increased $521 million, home equity loans and lines increased $385 million and lease financing receivables increased $191 million. During the first quarter of 2000, the Corporation began selling a portion of ARM loan production in the secondary market in addition to fixed rate residential mortgage loans. Total residential mortgage loans sold in the second quarter of 2000 amounted to $143 million of which approximately $21 million were ARM loans. By comparison, fixed rate loan sales in the second quarter of 1999 amounted to $354 million. Also during the second quarter of 2000, the Corporation's banking affiliates sold $150 million of student loans.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                       2000                  1999               Growth Pct.
                                -----------------  -------------------------- ----------------
                                 Second   First     Fourth   Third    Second           Prior
                                Quarter  Quarter   Quarter  Quarter  Quarter  Annual  Quarter
                                -----------------  -------------------------- ----------------
 Noninterest bearing deposits
   Commercial                  $  1,677 $  1,668  $  1,791 $  1,732 $  1,682   (0.3)%   0.5 %
   Personal                         591      576       564      555      567    4.4     2.6
   Other                            351      365       420      402      372   (5.6)   (3.7)
                                -------- --------  -------- -------- -------- ------  ------
 Total noninterest
   bearing deposits               2,619    2,609     2,775    2,689    2,621   (0.1)    0.4

 Interest bearing deposits
   Savings & NOW                  1,880    1,919     1,957    2,019    2,054   (8.5)   (2.0)
   Money market                   5,092    5,065     5,021    4,837    4,762    6.9     0.5
   Other CDs & time deposits      3,399    3,428     3,430    3,444    3,398    0.0    (0.8)
   CDs greater than $100,000        852      909       887      841      780    9.3    (6.3)
   Foreign Time                   2,112    2,057     1,896    1,887    1,273   65.9     2.6
   Brokered CDs                   1,239    1,045       970      932      845   46.5    18.5
                               -------- --------  -------- -------- -------- ------  ------
 Total interest
 bearing deposits                14,574   14,423    14,161   13,960   13,112   11.1     1.0
                               ======== ========  ======== ======== ======== ======   ======
 Total consolidated
   average deposits            $ 17,193 $ 17,032  $ 16,936 $ 16,649 $ 15,733    9.3 %   0.9 %
                               ======== ========  ======== ======== ======== ======   ======


Bank issued deposits          $ 13,572 $ 13,688  $ 13,819 $ 13,582 $ 13,326    1.8 %  (0.8)%
Wholesale deposits               3,621    3,344     3,117    3,067    2,407   50.5     8.3
                               -------- --------  -------- -------- -------- ------  ------
Total consolidated
  average deposits            $ 17,193 $ 17,032  $ 16,936 $ 16,649 $ 15,733    9.3 %   0.9 %
                               ======== ========  ======== ======== ======== ======   ======

Due to continued strong loan growth and slow core deposit growth, the Corporation continued to rely on wholesale deposits for funding. Compared with the second quarter of 1999, average wholesale deposit growth amounted to $1.2 billion or 50.5%. Eurodollar term and overnight deposits, which are included in foreign time increased $0.8 billion and Brokered CDs increased $0.4 billion.

By comparison, average bank issued deposits increased $0.2 billion or 1.8 % in the second quarter of 2000 compared to the second quarter of 1999. Money market, primarily money market index accounts, accounted for approximately $271 million of the growth while large CDs and eurodollar activity accounts accounted for $149 million of the growth in average bank issued deposits.
As previously discussed noninterest bearing deposits were relatively unchanged. Partially, offsetting this growth was a decline in less costly Savings and NOW deposits of $174 million. Average bank issued deposits were negatively impacted by the sale of two bank branches located in Illinois during the second quarter of 2000. Total deposits sold amounted to approximately $89.8 million.

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

                                           Three Months Ended              Three Months Ended
                                              June 30, 2000                   June 30, 1999
                                     -----------------------------   -----------------------------
                                                          Average                         Average
                                      Average            Yield or     Average            Yield or
                                      Balance   Interest Cost (b)     Balance   Interest Cost (b)
                                     -----------------------------   -----------------------------
 Loans and leases (a)               $ 17,563.1 $  352.9      8.08 % $ 15,094.1 $  290.4      7.72 %

 Investment securities:
   Taxable                             3,615.2     58.5      6.34      3,711.7     57.9      6.29
   Tax Exempt (a)                      1,333.3     23.9      7.23      1,183.3     20.7      7.13

 Other short-term investments (a)        318.6      5.1      6.51        217.3      2.7      4.94
                                     ---------- -------- ---------   ---------- -------- ---------
 Total interest earning assets      $ 22,830.2 $  440.4      7.73 % $ 20,206.4 $  371.7      7.40 %
                                     ========== ======== =========   ========== ======== =========

 Money market savings               $  5,092.1 $   66.0      5.21 % $  4,762.6 $   48.1      4.05 %
 Regular savings & NOW                 1,880.3      8.2      1.75      2,053.9      8.3      1.63
 Other CDs & time deposits             5,510.8     79.4      5.79      4,670.7     58.9      5.05
 CDs greater than$100 & Brokered CDs   2,090.6     32.0      6.17      1,625.4     21.6      5.33
                                     ---------- -------- ---------   ---------- -------- ---------
 Total interest bearing deposits      14,573.8    185.6      5.12     13,112.6    136.9      4.19

 Short-term borrowings                 3,806.7     60.6      6.40      2,886.9     34.6      4.80
 Long-term borrowings                  1,309.8     21.3      6.56      1,003.8     15.5      6.19
                                     ---------- -------- ---------   ---------- -------- ---------
 Total interest bearing liabilities $ 19,690.3 $  267.5      5.46 % $ 17,003.3 $  187.0      4.41 %
                                     ========== ======== =========   ========== ======== =========
 Net interest margin (FTE) as a
   percent of average earning assets           $  172.9      3.03 %            $  184.7      3.68 %
                                                ======== =========              ======== =========
 Net interest spread (FTE)                                   2.27 %                          2.99 %
                                                         =========                       =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets increased 33 basis points since the second quarter of 1999 which had a positive impact on interest income (FTE) of approximately $16.8 million. The slowing of accelerated amortization of purchase accounting premiums assigned to acquired loans and investment securities due to prepayments increased interest income by approximately $1.5 million. The benefit of lower amortization was offset by a decline of approximately $2.2 million in interest income from the use of derivatives. The increase in the volume of earning assets, primarily loans and securitized ARMs, increased interest income by approximately $52.0 million compared with the second quarter of 1999. The cost of interest bearing deposits increased 93 basis points from the same quarter of the previous year. Short-term borrowing costs increased 160 basis points and long-term borrowing costs increased 37 basis points, respectively, compared with the second quarter of 1999. The overall increase in the cost of interest bearing liabilities of 105 basis points increased interest expense by approximately $45.5 million while the increase in the volume of interest bearing liabilities increased interest expense by approximately $35.0 million. The decline in benefit from use of derivatives increased interest expense by $0.4 million in the current quarter compared to the same period last year. The Corporation estimates that approximately $4.9 million of the increase in interest expense is attributable to the treasury shares repurchased in 1999 and in the first and second quarters of 2000.

The Corporation's positions with respect to derivative financial instruments consisted of the following at June 30, 2000, ($ in millions):

  Interest Rate Swaps - Loans

     Notional value                                    $   520
     Weighted average receive rate                        5.92 %
     Weighted average pay rate                            6.65 %
     Weighted average remaining term (in years)           2.01
     Estimated fair value                              $(13.50)

  Interest Rate Swaps - Callable Deposits

     Notional value                                    $   552
     Weighted average receive rate                        6.61 %
     Weighted average pay rate                            6.47 %
     Weighted average remaining term (in years)           6.68
     Estimated fair value                              $(19.45)

  Interest Rate Swaps - Equity Indexed Deposits

     Notional value                                    $    15
     Receive - Index interest upon maturity or call
     Weighted average pay rate                            6.41 %
     Weighted average remaining term (in years)           4.77
     Estimated fair value                              $ (1.72)

  Interest Rate Swaps - Short-term Borrowings

     Notional value                                    $   200
     Weighted average receive rate                        5.77 %
     Weighted average pay rate                            7.27 %
     Weighted average remaining term (in years)           6.42
     Estimated fair value                              $ (1.08)

  Interest Rate Swaps - Long-term Borrowings

     Notional value                                    $   200
     Weighted average receive rate                        7.65 %
     Weighted average pay rate                            5.58 %
     Weighted average remaining term (in years)          26.44
     Estimated fair value                              $  0.52

  Interest Rate Floors - Loans

     Notional value                                    $   275
     Strike rate                                          6.39 %
     Index                                                7.34 %
     Weighted average remaining term (in years)           5.88
     Estimated fair value                              $  3.48
     Unamortized premium                               $  4.99

For the three months ended June 30, 2000, there was a $0.2 million negative effect on net interest income resulting from derivative financial instruments compared with a positive effect of $2.4 million in the same period in 1999.

Throughout 1999 and the first six months of 2000, the Corporation has been experiencing favorable loan growth and has had to rely on wholesale deposits and borrowings to fund growth in excess of core deposit growth. As previously discussed, the use of higher cost funding sources in lieu of core deposit growth contributed to the decline in net interest income. Based on the Corporation's existing balance sheet, the net interest margin will continue to be adversely affected by rising interest rates in the near term. In addition to continuing to seek less costly funding sources, the Corporation may, among other things, continue divesting of lower yielding assets through sale or securitization in the future. See Recent Developments for further discussion.

              PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
              ------------------------------------------------------

The following tables present comparative consolidated credit quality information as of June 30, 2000 and the prior four quarters.

                            NONPERFORMING ASSETS
                            --------------------
                                  ($000's)

                                              2000                       1999
                                      -------------------- --------------------------------
                                       Second      First     Fourth      Third     Second
                                       Quarter    Quarter    Quarter    Quarter    Quarter
                                      -------------------- --------------------------------
Nonaccrual                           $ 119,584 $  111,642 $  106,387 $  121,091 $  122,561

Renegotiated                               421        688        708        725        746

Past due 90 days or more                10,069      9,334      9,975      7,630      6,525

Total nonperforming loans and leases   130,074    121,664    117,070    129,446    129,832

Other real estate owned                  4,592      6,247      6,230      6,660      6,766
                                      --------- ---------- ---------- ---------- ----------
Total nonperforming assets           $ 134,666 $  127,911 $  123,300 $  136,106 $  136,598
                                      ========= ========== ========== ========== ==========
Allowance for loan and lease losses  $ 234,119 $  232,471 $  225,862 $  226,461 $  225,277
                                      ========= ========== ========== ========== ==========

                           CONSOLIDATED STATISTICS
                           -----------------------

                                              2000                       1999
                                      -------------------- --------------------------------
                                       Second      First     Fourth      Third     Second
                                       Quarter    Quarter    Quarter    Quarter    Quarter
                                      -------------------- --------------------------------
Net Charge-offs (Recoveries) to
  average loans and leases annualized     0.19 %    (0.02)%     0.29 %     0.09 %     0.25 %
Total nonperforming loans and leases
  to total loans and leases               0.75       0.72       0.72       0.83       0.87
Total nonperforming assets to total
  loans and leases and other
  real estate owned                       0.77       0.75       0.75       0.87       0.92
Allowance for loan and lease losses
  to total loans and leases               1.35       1.37       1.38       1.45       1.51
Allowance for loan and lease losses
  to nonperforming loans and leases        180        191        193        175        174

                     NONACCRUAL LOANS AND LEASES BY TYPE
                     -----------------------------------
                                   ($000's)

                                              2000                       1999
                                      -------------------- --------------------------------
                                       Second      First     Fourth      Third     Second
                                       Quarter    Quarter    Quarter    Quarter    Quarter
                                      -------------------- --------------------------------
Commercial
  Commercial, financial
    & agricultural                   $  51,505 $   49,006 $   52,563 $   60,627 $   57,524
  Lease financing receivables            2,271      3,929      4,243      4,655      4,041
                                      --------- ---------- ---------- ---------- ----------
Total commercial                        53,776     52,935     56,806     65,282     61,565

Real estate
  Construction & land development        2,915      5,284      2,609      2,463      3,004
  Commercial mortgage                   36,159     28,069     19,668     22,911     25,763
  Residential mortgage                  25,198     23,715     25,901     28,651     30,154
                                      --------- ---------- ---------- ---------- ----------
Total real estate                       64,272     57,068     48,178     54,025     58,921

Personal                                 1,536      1,639      1,403      1,784      2,075
                                      --------- ---------- ---------- ---------- ----------
Total nonaccrual loans and leases    $ 119,584 $  111,642 $  106,387 $  121,091 $  122,561
                                      ========= ========== ========== ========== ==========

          RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
          -----------------------------------------------------
                                   ($000's)

                                              2000                       1999
                                      -------------------- --------------------------------
                                       Second      First     Fourth      Third     Second
                                       Quarter    Quarter    Quarter    Quarter    Quarter
                                      -------------------- --------------------------------
Beginning balance                    $ 232,471 $  225,862 $  226,461 $  225,277 $  229,669

Provision for loan and lease losses      9,616      5,819     10,938      4,797      4,811

Loans and leases charged-off
  Commercial                             2,711        449      7,949      1,653      7,117
  Real estate                            4,989        653      1,953      1,198      1,475
  Personal                               1,758      1,544      2,086      1,794      1,544
  Leases                                   539        198      1,103        300        686
                                      --------- ---------- ---------- ---------- ----------
Total charge-offs                        9,997      2,844     13,091      4,945     10,822

Recoveries on loans and leases
  Commercial                             1,020      2,811        724        610        389
  Real estate                              373        206        258        195        405
  Personal                                 539        525        457        472        611
  Leases                                    97         92        115         55        214
                                      --------- ---------- ---------- ---------- ----------
Total Recoveries                         2,029      3,634      1,554      1,332      1,619

Net loans and leases
  charge-offs (recoveries)               7,968       (790)    11,537      3,613      9,203
                                      --------- ---------- ---------- ---------- ----------
Ending balance                       $ 234,119 $  232,471 $  225,862 $  226,461 $  225,277
                                      ========= ========== ========== ========== ==========

Nonperforming assets consist of nonperforming loans and other real estate owned
(OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At June 30, 2000, OREO acquired in satisfaction of debts amounted to $3.4 million and branch premises held for sale amounted to $1.2 million.

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

At June 30, 2000, nonperforming loans and leases amounted to $130.1 million or 0.75% of consolidated loans and leases of $17.4 billion, an increase of $8.4 million or 6.9% since March 31, 2000. Nonaccrual loans and leases, primarily real estate loans, have shown the largest increases since the first quarter. Nonaccrual loans secured by real estate, primarily commercial mortgages increased $8.1 million since March 31, 2000. Approximately $7.0 million or 5.8% of nonaccrual loans at June 30, 2000 are attributable to farmland loans associated with the cranberry industry.

Net charge-offs amounted to $8.0 million or 0.19% of average loans in the second quarter of 2000 compared with net recoveries of $0.8 million or (0.02)% of average loans in the first quarter of 2000 and net charge-offs of $9.2 million or 0.25% of average loans in the second quarter of 1999. Loans associated with the cranberry industry accounted for $3.2 million and one larger commercial loan accounted for $1.7 million of the net charge-offs in the current quarter.

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

Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $234.1 million at June 30, 2000 compared to $232.5 million at March 31, 2000. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the current quarter, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the potential for the unprecedented period of economic prosperity to come to an end.

The resulting provision for loan and lease losses amounted to $9.6 million for the three months ended June 30, 2000.


                               OTHER INCOME
                               ------------

Total other income in the second quarter of 2000 amounted to $247.0 million, an increase of $32.6 million or 15.2%, compared to $214.4 million in the same period last year.

Total data processing services revenue increased $15.4 million or 12.1% from $126.4 million in the second quarter of 1999 to $141.8 million in the current quarter. Processing revenue which includes processing, conversions, and contract buyouts increased $6.4 million or 9.7% and amounted to $72.6 million. Conversion revenue and buyout fees, which vary from period to period, increased $1.6 million compared with the second quarter of the prior year. Software and consulting revenue increased $2.4 million in the current quarter compared to the same period last year. E-commerce revenue which includes electronic funds transfer, electronic banking, cash management, home banking, internet banking, electronic payment services and a mortgage solution joint venture, increased $6.2 million or 16.8% from $37.0 million in the second quarter of 1999 to $43.2 million in the current quarter. Revenues associated with electronic funds transfer, internet banking, and electronic payment services accounted for $4.6 million of the revenue growth. Other data processing services revenue which consists of merchant credit card fees, credit card plastics sales and equipment sales increased 6.4%.

Trust services revenue amounted to $30.0 million in the second quarter of 2000, an increase of $4.9 million or 19.6% compared to $25.1 million in the second quarter of 1999. Net new business growth in personal trust and commercial trust and increased balances in proprietary mutual fund balances resulted in favorable revenue growth in major product lines. Total assets under management were approximately $1.2 billion or 11.5% greater in the current year compared to the prior year.

For the three months ended June 30, 2000, service charges on deposits amounted to $18.5 million, an increase of $1.5 million or 9.0% compared to $17.0 million in the three months ended June 30, 1999. Service charges associated with commercial demand accounts increased $0.8 million and service charges associated with personal demand accounts increased $0.4 million.

Mortgage banking revenue amounted to $3.9 million in the second quarter of 2000 compared with $7.5 million in the second quarter of 1999. While all sources of mortgage banking revenue decreased compared to the prior year, gains on the sale of mortgages accounted for $3.2 million of the decline which reflects the slowing of demand for fixed rate mortgages.

During the second quarter of 2000, the Corporation's banking segment sold equity securities and realized a gain of $1.3 million.

Life insurance revenue for the second quarter of 2000 includes death benefit gains of $0.6 million.

Other income in the second quarter of 2000 amounted to $41.5 million compared to $29.0 million in the second quarter of 1999, an increase of $12.5 million or 42.9%. Gains from the sale of branches, as previously discussed, amounted to $9.9 million in the second quarter of 2000 compared to gains of $4.2 million during the second quarter of 1999. Gains realized from the sale of student loans in the second quarter of 2000, also previously discussed, amounted to $5.1 million.


                                OTHER EXPENSE
                                -------------

Total other expense in the second quarter of 2000 amounted to $269.4 million compared with $253.8 million in the second quarter of 1999 an increase of $15.6 million or 6.1%.

The Corporation's nonbanking businesses, especially its Data Services segment ("Data Services"), continue to be the primary contributors to operating expense growth. Data Services expense growth represents approximately all of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth, costs associated with developing new products and services, operating expenses associated with the recent acquisitions and costs associated with an initial public offering ("IPO") as more fully discussed in Recent Developments.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 2000 and 1999 and the year ended December 31, 1999 are:

                                         Three Months    Year      Three Months
                                            Ended        Ended        Ended
                                           June 30,   December 31,   June 30,
                                            2000         1999         1999
                                         ------------ ------------ ------------
 Consolidated Corporation                      64.3 %       63.7 %       63.6 %

 Consolidated Corporation Excluding Data Services

   Including Intangible Amortization           52.2 %       52.1 %       53.0 %

   Excluding Intangible Amortization           50.2 %       49.4 %       50.0 %

Salaries and employee benefits expense amounted to $157.9 million in the second quarter of 2000 compared to $149.7 million in the second quarter of 1999, an increase of $8.2 million or 5.5%. Salaries and employee benefits expense of Data Services increased $9.0 million. At June 30, 2000, Data Services had on average approximately 345 more full time equivalent employees (FTEs) when compared to June 30, 1999 which reflects increases in E-commerce (+112 FTEs) and increases due to the Cardpro acquisition (+111 FTEs). Compared to the second quarter of 1999, expense growth in the current quarter in salaries and employee benefits was $1.9 million or 4.0% for the banking segment. All other segments increased $1.6 million due to growth in the trust business and mortgage internet development. Incentive compensation which includes incentive compensation based on the Corporation's common stock performance decreased $4.0 million.

Data Services expense growth accounted for approximately $2.8 million or 77.3% of the increase in net occupancy, equipment, software, supplies and printing, processing and shipping and handling expenses in the second quarter of 2000 compared to the second quarter of 1999.

Professional services expense amounted to $9.6 million in the current quarter compared to $7.3 million in the second quarter of the prior year. Data Services professional services expense accounted for $1.4 million of the increase. Expense increases associated with banking initiatives and mortgage internet development accounted for the remainder.

Amortization of intangibles decreased $1.3 million. Approximately $0.4 million of the decrease is due to lower amortization of mortgage servicing rights due to slower prepayments in the servicing portfolio and $0.8 million of the decrease is due to lower core deposit premium amortization.

Other expense amounted to $24.1 million in the second quarter of 2000, an increase of $2.8 million or 13.3% compared to the second quarter of 1999.
Other expense growth of Data Services which includes the effect of the capitalization of costs, net of amortization associated with software development and customer data processing conversions accounted for $2.6 million of the increase.


                              INCOME TAXES
                              ------------

The provision for income taxes for the three months ended June 30, 2000 amounted to $42.8 million or 32.2% of pre-tax income compared to $46.0 million or 34.4% of pre-tax income for the three months ended June 30, 1999. The decrease in the effective tax rate is attributable to increases in tax-exempt income and state income tax benefits.


                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  ---------------------------------------

Net income for the six months ended June 30, 2000 amounted to $180.9 million compared to $173.0 million in the same period of 1999. Basic and diluted earnings per share were $1.72 and $1.66, respectively for the six months ended June 30, 2000 compared to $1.62 and $1.52, respectively for the same period last year. The year to date return on average equity was 17.40% in the current period and 15.79% for the six months ended June 30, 1999.

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the six months ended June 30, 2000 and 1999, respectively. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

   Summary Consolidated Operating Income Statements and Financial Statistics
   -------------------------------------------------------------------------
                         ($000's except per share data)

                                          Six Months Ended June 30,
                                          -------------------------
                                             2000          1999
                                          -------------------------
 Interest income                         $   847,214  $    717,288
 Interest expense                           (513,038)     (366,729)
                                          -----------  ------------
 Net interest income                         334,176       350,559

 Provision for loan and lease losses         (15,435)       (9,684)

 Net investment securities gains (losses)      1,281           355

 Other income                                485,591       418,723

 Other expense                              (536,036)     (497,431)
                                          -----------  ------------
 Income before taxes                         269,577       262,522
 Income tax provision                        (88,710)      (89,473)
                                          -----------  ------------
 Operating income                        $   180,867  $    173,049
                                          ===========  ============
 Cash operating income                   $   189,915  $    186,847
                                          ===========  ============
 Per Common Share
   Operating income
     Basic                               $      1.72  $       1.62
     Diluted                                    1.66          1.52
   Cash Operating income
     Basic                               $      1.80  $       1.75
     Diluted                                    1.74          1.64
   Dividends                                   0.505         0.460

 Return on Average Equity
   Operating income                            17.40  %      15.79 %
   Cash Operating income                       21.63         19.91

             Summary Consolidated Operating Income Statement Components
             ----------------------------------------------------------
                        as a Percent of Average Total Assets
                        ------------------------------------

                                           Six Months Ended June 30,
                                          --------------------------
                                              2000          1999
                                          --------------------------
 Interest income (FTE)                          7.00  %       6.71  %
 Interest expense                              (4.16)        (3.36)
                                          -----------   -----------
 Net interest income                            2.84          3.35

 Provision for loan and lease losses           (0.13)        (0.09)

 Net investment securities gains                0.01          0.00

 Other income                                   3.94          3.84

 Other expense                                 (4.34)        (4.56)
                                          -----------   -----------
 Income before taxes                            2.32          2.54
 Income tax provision                          (0.85)        (0.95)
                                          -----------   -----------
 Return on average assets
   based on operating income                    1.47  %       1.59  %
                                          ===========   ===========
 Return on tangible average assets
   based on cash operating income               1.56  %       1.74 %
                                          ===========   ===========

The increase in operating income is largely due to growth in noninterest revenue of $67.8 million, including $34.9 million in data processing services, $13.5 million in Capital Markets revenue and $8.8 million in Trust services. Net interest income decreased $16.4 million and the provision for loan and lease losses increased $5.8 million as previously discussed.
Growth in other expense, which is driven primarily by Data Services, was $38.6 million.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current six months and prior year six months are presented in the following table. Securitized ARM loans that are classified in the balance sheet as investment securities available for sale are included with loans to provide a more meaningful comparison ($ in millions):

                                            Six Months Ended                Six Months Ended
                                              June 30, 2000                   June 30, 1999
                                     -----------------------------   -----------------------------
                                                          Average                         Average
                                      Average            Yield or     Average            Yield or
                                      Balance   Interest Cost (b)     Balance   Interest Cost (b)
                                     -----------------------------   -----------------------------

 Loans and leases (a)               $ 17,311.0 $  687.9      7.99 % $ 14,907.9 $  574.8      7.78 %

 Investment securities:
 Taxable                               3,662.0    118.4      6.34      3,578.2    110.2      6.27
 Tax Exempt (a)                        1,337.6     47.7      7.21      1,156.2     40.7      7.19

 Other short-term investments (a)        297.3      9.0      6.07        220.0      5.3      4.86
                                     ---------- -------- ---------   ---------- -------- ---------
 Total interest earning assets      $ 22,607.9 $  863.0      7.65 % $ 19,862.3 $  731.0      7.45 %
                                     ========== ======== =========   ========== ======== =========

 Money market savings               $  5,078.7 $  127.2      5.04 % $  4,730.1 $   95.8      4.08 %
 Regular savings & NOW                 1,899.3     16.6      1.76      2,067.8     17.0      1.66
 Other CDs & time deposits             5,497.9    154.0      5.63      4,547.1    115.7      5.13
 CDs greater than $100 & Brokered CDs  2,022.4     60.4      6.00      1,571.6     42.1      5.41
                                     ---------- -------- ---------   ---------- -------- ---------
 Total interest bearing deposits      14,498.3    358.2      4.97     12,916.6    270.6      4.22

 Short-term borrowings                 3,850.9    117.6      6.14      2,728.9     64.8      4.79
 Long-term borrowings                  1,160.1     37.2      6.45      1,016.2     31.3      6.22
                                     ---------- -------- ---------   ---------- -------- ---------
 Total interest bearing liabilities $ 19,509.3 $  513.0      5.29 % $ 16,661.7 $  366.7      4.44 %
                                     ========== ======== =========   ========== ======== =========
 Net interest margin (FTE) as a
 percent of average earning assets             $  350.0      3.10 %            $  364.3      3.71 %
                                                ======== =========              ======== =========
 Net interest spread (FTE)                                   2.36 %                          3.01 %
                                                         =========                       =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.


                              CAPITAL RESOURCES
                              -----------------

Shareholders' equity was $2.13 billion at June 30, 2000 compared to $2.12 billion at December 31, 1999 and $2.14 billion at June 30, 1999.

The Corporation had net unrealized losses on securities available for sale at June 30, 2000 of $50.2 million, a decrease in market value net of related income tax effects of $17.5 million since December 31, 1999.

For the six months ended June 30, 2000, M&I repurchased 2.0 million shares of its Common Stock, primarily in the first quarter, under the authorization by the Board of Directors to repurchase up to 6.0 million common shares annually. The aggregate cost of the shares repurchased was $98.2 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                          RISK-BASED CAPITAL RATIOS
                          -------------------------
                                ($ in millions)

                                     June 30, 2000                      December 31, 1999
                           ---------------------------------  ---------------------------------
                                 Amount           Ratio             Amount           Ratio
                           ---------------------------------  ---------------------------------
Tier 1 Capital            $           2,041          10.75 % $           1,993          11.11 %
Tier 1 Capital
  Minimum Requirement                   759           4.00                 718           4.00
                           --------------------------------   --------------------------------
Excess                    $           1,282           6.75 % $           1,275           7.11 %
                           ================================   ================================

Total Capital             $           2,335          12.30 % $           2,277          12.69 %
Total Capital
  Minimum Requirement                 1,519           8.00               1,435           8.00
                           --------------------------------   --------------------------------
Excess                    $             816           4.30 % $             842           4.69 %
                           ================================   ================================

Risk-Adjusted Assets      $          18,988                  $          17,937
                           =================                  =================

                                LEVERAGE RATIOS
                                ---------------
                                ($ in millions)

                                     June 30, 2000                      December 31, 1999
                           ---------------------------------  ---------------------------------
                                 Amount           Ratio             Amount           Ratio
                           ---------------------------------  ---------------------------------
Tier 1 Capital            $           2,041           8.26 % $           1,993           8.49 %
Minimum Leverage
  Requirement                 742 -   1,236   3.00 -  5.00       705 -   1,174   3.00 -  5.00
                           --------------------------------   --------------------------------
Excess                    $ 1,299 -     805   5.26 -  3.26 % $ 1,288 -     819   5.49 -  3.49 %
                           ================================   ================================
Adjusted Average
  Total Assets            $          24,705                  $          23,481
                           =================                  =================

                              RECENT DEVELOPMENTS
                              -------------------

In conjunction with the release of earnings for the second quarter the Corporation announced the following:

A registration statement has been filed with the Securities and Exchange Commission for the IPO of a certain portion of its Data Services segment. The registration statement relating to these securities has not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

The name of the new company will be Metavante Corporation (Metavante). The Corporation will own over 80% of the shares after completion of the offering. It is anticipated these shares will be distributed to M&I's shareholders in the form of a dividend within a year after the IPO.

The Corporation will continue to use Metavante's products and services and will partner with the company in strategic alliances to serve its customer base.

In recent years, the Corporation has consolidated many operational activities as part of a continuing process to strengthen its business lines, its products and customer service. This fall, the Corporation will begin to reduce the number of banking charters under which it operates. This process will increase efficiencies and complement M&I business line management strategies and will continue through the first half of 2001.

Costs associated with the proposed IPO of Metavante and charter consolidation will approximate $19 million. It is anticipated these costs, along with additional charges of up to $33 million related to asset sales and investment portfolio realignment, will be taken in the third quarter of 2000 and subsequent quarters, as the costs are incurred.

Refer to the press release dated July 13, 2000 for the complete text.

Certain information contained in this Form 10-Q contains forward-looking statements concerning M&I's future financial results. Such statements are subject to important factors which could cause M&I's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in M&I's Annual Report on Form 10-K for the year ended December 31, 1999 and as may be described from time to time in M&I's subsequent Securities and Exchange Commission filings.

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


     Interest Rate Risk
     -------------------

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation's budgeted / forecasted pre-tax income for the ensuing twelve months. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios - a gradual increase of 100bp across the entire yield curve over the course of a year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of a year (-25bp per quarter) for the balance sheet as of June 30,2000 and December 31, 1999:

                                        Impact to Annual Pretax Income as of
                                     -----------------------------------------
                                      June 30,       March 31,    December 31,
                                        2000           2000          1999
                                     -----------------------------------------
Hypothetical Change in Interest Rate
------------------------------------
100 basis point gradual:

  Rise in rates                         (7.3)%         (7.8)%        (8.6)%

  Decline in rates                       7.2 %          7.7 %         8.6 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of June 30, 2000 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

In addition to using derivatives to manage interest rate exposure, the Corporation also uses derivatives to create synthetic financial instruments that more closely match desired rate and liquidity characteristics than would otherwise be available on cash instruments directly. A small amount of derivatives are sold to customers where the Corporation acts as an intermediary. These instruments are matched off by the Corporation through its trading accounts in order to minimize exposure to market risks. Customer interest rate derivatives held for trading amounted to $111 million of notional value, consisting of $55.5 million in notional value of received fixed and $55.5 million in notional value of pay fixed interest rate swaps as of June 30, 2000.


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

                        PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
 A.  The Corporation held its Annual Meeting of Shareholders on April 25,
     2000.

 B. Votes cast for the election of seven directors to serve until the 2003 Annual Meeting of Shareholders are as follows:

         Director            For      Against    Abstentions   Non-Vote
     ------------------- ----------  ----------  -----------  ----------
     Richard A. Abdoo    78,489,640   1,373,525       -            -
     Wendell F. Bueche   78,697,261   1,165,904       -            -
     G.H. Gunnlaugsson   78,746,886   1,116,279       -            -
     Ted D. Kellner      78,758,790   1,104,375       -            -
     Katharine C. Lyall  78,726,004   1,137,161       -            -
     P.M. Platten, III   78,554,359   1,308,806       -            -
     J.B. Wigdale        78,729,329   1,133,836       -            -

     The continuing Directors of the Corporation are as follows:

     Jon F. Chait                     Oscar C. Boldt
     D.J. Kuester                     Timothy E. Hoeksema
     Edward L. Meyer, Jr.             Burleigh E Jacobs
     Don R. O'Hare                    James F. Kress
     San W. Orr, Jr.                  Robert A. Schaefer
     Stuart W. Tisdale                John S. Shiely
     George E. Wardenberg             Gus A. Zuehlke

     Votes cast to amend the Restated Articles of Incorporation, to approve the 2000 Employee Stock Purchase Plan and to approve the 2000 Executive Stock Option and Restricted Stock Plan are as follows:

          Proposals          For      Against    Abstentions   Non-Vote
     ------------------- ----------  ----------  -----------  ----------
     To amend the
     Restated Articles
     of Incorporation    74,545,64    3,984,105   1,333,412       -

     To approve the
     2000 Employee Stock
     Purchase Plan       60,383,750   5,056,908     968,630   13,453,877

     To approve the
     2000 Executive Stock
     Option and Restricted
     Stock Plan          56,395,161   8,456,239   1,557,883   13,453,882

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

     Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

     Exhibit 27 - Financial Data Schedule


 B.  Reports on Form 8-K:

     On May 31,2000, a Report on Form 8-K was filed with the Securities and Exchange Commission in connection with the Registration Statement on Form S-3 (File No. 333-33814) of the Corporation. relating to the offering of up to an aggregate of $1,500,000,000 of Debt Securities. An exhibit in the Form 8-K consists of a Distribution Agreement dated May 31, 2000 between M&I and the Agents named therein.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MARSHALL & ILSLEY CORPORATION
                              (Registrant)



                              /s/  P.R. Justiliano
                              ________________________________
                                   P.R. Justiliano
                                   Senior Vice President and Corporate
                                   Controller
                                   (Chief Accounting Officer)



                              /s/  J.E. Sandy
                              ________________________________
                                   J.E. Sandy
                                   Vice President

August 14, 2000