Form 10-Q
period 2000-09-30
MARSHALL & ILSLEY CORP/WI/
filed 2000-11-14
CIK 62741

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           October 31, 2000
                  -----                           ----------------
      Common Stock, $1.00 Par Value                  104,033,358

                       MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                         ($000's except share data)

                                                       September 30, December 31, September 30,
                                                           2000         1999         1999
                                                       ------------ ------------ -------------
Assets
Cash and cash equivalents:
  Cash and due from banks                             $    644,425 $    705,293 $    663,136
  Federal funds sold and security resale agreements         66,002      101,922      105,847
  Money market funds                                       176,793       72,641       70,711
                                                       ------------ ------------ -------------
Total cash and cash equivalents                            887,220      879,856      839,694

Investment securities:
  Trading securities, at market value                       21,769       40,334       65,780
  Short-term investments, at cost which
    approximates market value                               26,403        6,828        6,453
  Available for sale at market value                     4,242,296    4,357,196    4,366,180
  Held to maturity at amortized cost,
    market value $1,121,228 ($1,137,126 December 31,
    and $1,178,562 September 30, 1999)                   1,128,203    1,170,734    1,196,200
                                                       ------------ ------------ -------------
Total investment securities                              5,418,671    5,575,092    5,634,613

Loans and leases                                        17,305,892   16,335,061   15,576,702
  Less: Allowance for loan and lease losses                232,690      225,862      226,461
                                                       ------------ ------------ -------------
Net loans and leases                                    17,073,202   16,109,199   15,350,241

Premises and equipment                                     379,277      370,534      362,111
Intangible assets                                          343,757      366,416      362,824
Accrued interest and other assets                        1,147,147    1,068,626    1,038,767
                                                       ------------ ------------ -------------
Total Assets                                          $ 25,249,274 $ 24,369,723 $ 23,588,250
                                                       ============ ============ =============

Liabilities and Shareholders' Equity
Deposits:
  Noninterest bearing                                 $  2,787,256 $  2,830,960 $  2,789,554
  Interest bearing                                      15,302,144   13,604,222   12,848,691
                                                       ------------ ------------ -------------
Total deposits                                          18,089,400   16,435,182   15,638,245

Funds purchased and security repurchase agreements       1,756,392    1,402,077    1,458,229
Other short-term borrowings                              1,520,610    3,138,178    3,155,558
Accrued expenses and other liabilities                     695,998      612,336      641,648
Long-term borrowings                                       981,427      665,024      569,419
                                                       ------------ ------------ -------------
Total liabilities                                       23,043,827   22,252,797   21,463,099

Shareholders' equity:
  Series A convertible preferred stock,
    $1.00 par value; 336,370 shares issued                     336          336          336
  Common stock, $1.00 par value;
    112,757,546 shares issued                              112,757      112,757      112,757
  Additional paid-in capital                               453,710      457,097      447,901
  Retained earnings                                      2,063,834    1,914,128    1,849,872
  Net unrealized gains (losses) on securities
    available for sale, net of related taxes                 1,812      (32,749)      (3,590)
  Less: Treasury common stock, at cost:
    8,773,349 shares (6,941,684 December 31,
    and 6,190,336 September 30, 1999)                      406,768      314,513      262,345
  Deferred compensation                                     20,234       20,130       19,780
                                                       ------------ ------------ -------------
Total shareholders' equity                               2,205,447    2,116,926    2,125,151
                                                       ------------ ------------ -------------
Total Liabilities and Shareholders' Equity            $ 25,249,274 $ 24,369,723 $ 23,588,250
                                                       ============ ============ =============

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         ($000's except share data)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                              2000            1999
                                                        --------------- ---------------
Interest income
  Loans and leases                                     $       356,670 $       294,660
  Investment securities:
    Taxable                                                     65,071          67,915
    Exempt from federal income taxes                            16,213          15,089
  Trading securities                                               313             500
  Short-term investments                                         4,998           2,313
                                                        --------------- ---------------
Total interest income                                          443,265         380,477

Interest expense
  Deposits                                                     201,869         152,751
  Short-term borrowings                                         55,425          34,122
  Long-term borrowings                                          21,906          15,801
                                                        --------------- ---------------
Total interest expense                                         279,200         202,674

Net interest income                                            164,065         177,803
Provision for loan and lease losses                              5,938           4,797
                                                        --------------- ---------------
Net interest income after provision
  for loan and lease losses                                    158,127         173,006

Other income
  Data processing services:
    Processing                                                  60,685          59,619
    Software and consulting                                     18,456          19,991
    E-commerce                                                  60,239          41,397
    Other                                                        6,041           7,550
                                                        --------------- ---------------
  Total data processing services                               145,421         128,557
  Item processing                                               13,062           9,937
  Internet banking                                                 719             434
  Trust services                                                29,859          25,745
  Service charges on deposits                                   18,644          18,177
  Mortgage banking                                               4,654           4,857
  Capital Markets revenue (expense)                               (156)          8,606
  Net investment securities gains (losses)                     (50,205)             59
  Life insurance revenue                                         6,934           6,538
  Other                                                         28,829          26,467
                                                        --------------- ---------------
Total other income                                             197,761         229,377

Other expense
  Salaries and employee benefits                               161,247         152,568
  Net occupancy                                                 13,904          12,722
  Equipment                                                     28,125          27,374
  Software expenses                                              7,653           6,667
  Processing charges                                             8,351           7,273
  Supplies and printing                                          4,934           4,591
  Professional services                                          8,408           8,352
  Shipping and handling                                         10,680           8,375
  Amortization of intangibles                                    8,866           8,120
  Single charter/IPO/ARM loan sales                              9,306              --
  Other                                                         19,520          30,962
                                                        --------------- ---------------
Total other expense                                            280,994         267,004

Income before income taxes                                      74,894         135,379
Provision for income taxes                                      23,135          44,543
                                                        --------------- ---------------
Net income                                             $        51,759 $        90,836
                                                        =============== ===============
Net income per common share
  Basic                                                $          0.49 $          0.86
  Diluted                                                         0.48            0.81

Dividends paid per common share                        $         0.265 $         0.240

Weighted average common shares outstanding:
  Basic                                                        103,904         103,641
  Diluted                                                      108,768         112,198

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         ($000's except share data)

                                                         Nine Months Ended September 30
                                                        --------------------------------
                                                              2000            1999
                                                        --------------- ---------------
Interest income
  Loans and leases                                     $     1,027,833 $       846,178
  Investment securities:
    Taxable                                                    199,186         200,487
    Exempt from federal income taxes                            49,183          42,980
  Trading securities                                             1,323           1,280
  Short-term investments                                        12,954           6,840
                                                        --------------- ---------------
Total interest income                                        1,290,479       1,097,765

Interest expense
  Deposits                                                     560,053         423,338
  Short-term borrowings                                        173,044          98,932
  Long-term borrowings                                          59,141          47,133
                                                        --------------- ---------------
Total interest expense                                         792,238         569,403

Net interest income                                            498,241         528,362
Provision for loan and lease losses                             21,373          14,481
                                                        --------------- ---------------
Net interest income after provision
  for loan and lease losses                                    476,868         513,881

Other income
  Data processing services:
    Processing                                                 180,521         173,641
    Software and consulting                                     58,352          58,552
    E-commerce                                                 143,017         104,778
    Other                                                       21,051          19,448
                                                        --------------- ---------------
Total data processing services                                 402,941         356,419
  Item processing                                               38,175          29,836
  Internet banking                                               1,743           1,506
  Trust services                                                87,634          74,676
  Service charges on deposits                                   55,707          51,649
  Mortgage banking                                              11,471          23,496
  Capital Markets revenue                                       17,111          12,334
  Net investment securities gains (losses)                     (48,924)            414
  Life insurance revenue                                        20,966          19,144
  Other                                                         97,809          78,981
                                                        --------------- ---------------
Total other income                                             684,633         648,455

Other expense
  Salaries and employee benefits                               475,335         436,357
  Net occupancy                                                 40,951          37,068
  Equipment                                                     83,223          80,754
  Software expenses                                             21,551          19,556
  Processing charges                                            23,334          22,697
  Supplies and printing                                         14,885          14,288
  Professional services                                         25,565          22,885
  Shipping and handling                                         31,707          25,642
  Amortization of intangibles                                   23,729          31,647
  Single charter/IPO/ARM loan sales                              9,306              --
  Other                                                         67,444          73,541
                                                        --------------- ---------------
Total other expense                                            817,030         764,435

Income before income taxes                                     344,471         397,901
Provision for income taxes                                     111,845         134,016
                                                        --------------- ---------------
Net income                                             $       232,626 $       263,885
                                                        =============== ===============
Net income per common share
  Basic                                                $          2.21 $          2.48
  Diluted                                                         2.13            2.33

Dividends paid per common share                        $         0.770 $         0.700

Weighted average common shares outstanding:
  Basic                                                        104,151         104,403
  Diluted                                                      109,028         113,493

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($000's)

                                                         Nine Months Ended September 30,
                                                        -------------------------------
                                                              2000            1999
                                                        --------------- ---------------
Net Cash Provided by Operating Activities              $       837,532 $       539,610

Cash Flows From Investing Activities:
  Net decrease in securities with
    maturities of three months or less                              --          21,400
  Proceeds from sales of securities available for sale       1,526,794         116,349
  Proceeds from maturities of longer term securities           551,124         795,350
  Purchases of longer term securities                       (1,911,200)     (1,432,412)
  Net increase in loans                                     (1,317,170)     (1,601,550)
  Purchases of assets to be leased                            (439,748)       (316,443)
  Principal payments on lease receivables                      266,073         221,888
  Fixed asset purchases, net                                   (51,308)        (47,486)
  Acquisitions and investments in joint ventures                  (265)        (84,408)
  Other                                                          8,205          10,110
                                                        --------------- ---------------
Net cash used in investing activities                       (1,367,495)     (2,317,202)

Cash Flows From Financing Activities:
  Net increase /(decrease) in deposits                       1,664,451        (277,507)
  Proceeds from issuance of commercial paper                 2,606,476       1,382,699
  Payments for maturity of commercial paper                 (2,414,696)     (1,171,752)
  Net increase /(decrease) in other short-term borrowings   (1,366,771)      2,141,191
  Proceeds from issuance of long-term debt                     534,663         134,356
  Payments of long-term debt                                  (308,582)       (177,402)
  Dividends paid                                               (82,889)        (78,118)
  Purchases of treasury stock                                  (98,304)       (257,831)
  Other                                                          2,979          14,912
                                                        --------------- ---------------
Net cash provided by financing activities                      537,327       1,710,548
                                                        --------------- ---------------
Net increase (decrease) in cash and cash equivalents             7,364         (67,044)

Cash and cash equivalents, beginning of year                   879,856         906,738
                                                        --------------- ---------------
Cash and cash equivalents, end of period               $       887,220 $       839,694
                                                        =============== ===============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $       726,733 $       578,567
    Income taxes                                               104,217          23,690

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                       September 30, 2000 & 1999 (Unaudited)

   1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 1999 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months and nine months ended September 30, 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 1999 consolidated financial statements and analyses have been reclassified to conform with the 2000 presentation.

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

         The Corporation will adopt SFAS 133 effective January 1, 2001. Presented in Item 2, Management's Discussion and Analysis of Financial Position and Results of Operations, is the fair value of the freestanding derivatives held by the Corporation as of September 30, 2000. Statement 133 would require that those derivative instruments be recognized in the Corporation's Consolidated Balance Sheets as assets or liabilities at their fair value. The Corporation has not yet completed quantifying the other effects of adopting Statement 133 on its consolidated financial statements nor has it completed its determination of which of the freestanding derivatives qualify for hedge accounting prescribed by the statement. However, the Statement could increase volatility in earnings and other comprehensive income.

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)

         Revenue Recognition - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on a variety of revenue recognition matters and must be adopted no later than the fourth quarter of 2000. The Corporation does not believe that the adoption of SAB 101 will have a material impact on its consolidated financial statements.

         Shipping and Handling Costs - Beginning in the second quarter of 2000, the Corporation began classifying shipping and handling costs associated with the income producing activities of its Data Services segment as revenue in accordance with the provisions of Emerging Issues Task Force Issue No. 00-10, ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs". Previously, amounts charged to customers for shipping and handling were netted against the related cost for financial statement purposes. Consolidated Statements of Income for the three months and nine months ended September 30, 1999, have been restated in accordance with EITF 00-10.

   4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                                 Three Months Ended September 30, 2000
                                                              -------------------------------------------
                                                                   Income      Average Shares  Per Share
                                                                (Numerator)    (Denominator)     Amount
                                                              --------------- --------------- -----------
           Net Income                                        $        51,759
           Convertible Preferred Dividends                            (1,019)
                                                              ---------------
           Basic Earnings Per Share
             Income Available to Common Shareholders         $        50,740         103,904 $      0.49
                                                                                              ===========
           Effect of Dilutive Securities
             Convertible Preferred Stock                               1,019           3,844
             Stock Options and Restricted Stock Plans                     --           1,020
                                                              --------------- ---------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                      $        51,759         108,768 $      0.48
                                                                                              ===========

                                                                  Three Months Ended September 30, 1999
                                                              -------------------------------------------
                                                                   Income      Average Shares  Per Share
                                                                (Numerator)    (Denominator)     Amount
                                                              --------------- --------------- -----------
           Net Income                                        $        90,836
           Convertible Preferred Dividends                            (1,843)
                                                              ---------------
           Basic Earnings Per Share
             Income Available to Common Shareholders         $        88,993         103,641 $      0.86
                                                                                              ===========
           Effect of Dilutive Securities
             Convertible Preferred Stock                               1,843           7,011
             Stock Options and Restricted Stock Plans                     --           1,546
                                                              --------------- ---------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                      $        90,836         112,198 $      0.81
                                                                                              ===========

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)

   4. Earnings Per Share - (dollars and shares in thousands, except per share data):

                                                                  Nine Months Ended September 30, 2000
                                                              -------------------------------------------
                                                                   Income      Average Shares  Per Share
                                                                (Numerator)    (Denominator)     Amount
                                                              --------------- --------------- -----------
           Net Income                                        $       232,626
           Convertible Preferred Dividends                            (2,960)
                                                              ---------------
           Basic Earnings Per Share
             Income Available to Common Shareholders         $       229,666         104,151 $      2.21
                                                                                              ===========
           Effect of Dilutive Securities
             Convertible Preferred Stock                               2,960           3,844
             Stock Options and Restricted Stock Plans                     --           1,033
                                                              --------------- ---------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                      $       232,626         109,028 $      2.13
                                                                                              ===========

                                                                  Nine Months Ended September 30, 1999
                                                              -------------------------------------------
                                                                   Income      Average Shares  Per Share
                                                                (Numerator)    (Denominator)     Amount
                                                              --------------- --------------- -----------
           Net Income                                        $       263,885
           Convertible Preferred Dividends                            (5,374)
                                                              ---------------
           Basic Earnings Per Share
             Income Available to Common Shareholders         $       258,511         104,403 $      2.48
                                                                                              ===========
            Effect of Dilutive Securities
             Convertible Preferred Stock                               5,374           7,453
             Stock Options and Restricted Stock Plans                     --           1,637
                                                              --------------- ---------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                      $       263,885         113,493 $      2.33
                                                                                              ===========

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)

   5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                      September 30,    December 31,    September 30,
                                                           2000            1999            1999
                                                     --------------- --------------- ---------------
       Other investment securities available for sale:
         U.S. treasury and government agencies      $     3,411,285 $     3,852,731 $     3,936,728
         State and political subdivisions                   149,706         109,971          31,029
         Other                                              681,305         394,494         398,423
                                                     --------------- --------------- ---------------
       Total                                        $     4,242,296 $     4,357,196 $     4,366,180
                                                     =============== =============== ===============

       Investment securities held to maturity:
         U.S. treasury and government agencies      $            -- $             9 $            32
         State and political subdivisions                 1,123,057       1,165,756       1,191,149
         Other                                                5,146           4,969           5,019
                                                     --------------- --------------- ---------------
       Total                                        $     1,128,203 $     1,170,734 $     1,196,200
                                                     =============== =============== ===============


   6. The Corporation's loan and lease portfolio consists of the following ($000's):

                                                      September 30,    December 31,   September 30,
                                                          2000            1999            1999
                                                     --------------- --------------- ---------------
       Commercial, financial & agricultural         $     5,024,258 $     4,754,857 $     4,543,473
       Real estate:
         Construction                                       582,853         494,558         458,750
         Residential mortgage                             5,204,020       4,941,450       4,633,857
         Commercial mortgage                              4,269,435       4,034,771       3,939,669

       Total real estate                                 10,056,308       9,470,779       9,032,276
       Personal                                           1,183,369       1,299,416       1,244,573
       Lease financing                                    1,041,957         810,009         756,380
                                                     --------------- --------------- ---------------
       Total                                        $    17,305,892 $    16,335,061 $    15,576,702
                                                     =============== =============== ===============


   7.    The Corporation's deposit liabilities consists of the following
         ($000's):

                                                      September 30,    December 31,   September 30,
                                                          2000            1999            1999
                                                     --------------- --------------- ---------------
       Noninterest bearing demand                   $     2,787,256 $     2,830,960 $     2,789,554

       Savings and NOW                                    7,148,368       6,966,423       6,910,873
       CD's $100,000 and over                             2,636,210       1,885,933       1,770,614
       Other time deposits                                3,395,737       3,419,333       3,438,373
       Foreign Deposits                                   2,121,829       1,332,533         728,831
                                                     --------------- --------------- ---------------
                                                    $    18,089,400 $    16,435,182 $    15,638,245
                                                     =============== =============== ===============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)

   8.    Comprehensive Income

         The following table presents the Corporation's comprehensive income ($000's):

                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                             2000              1999
                                                       --------------- ---------------
       Net income                                     $        51,759 $        90,836

       Other comprehensive income

         Unrealized gains (losses) on securities, net of tax:
           Arising during the period                            9,882         (18,222)
           Reclassification for securities
             transactions included in net income               42,176            (125)
                                                       --------------- ---------------
                                                               52,058         (18,347)
                                                       --------------- ---------------
       Total comprehensive income                     $       103,817 $        72,489
                                                       =============== ===============

                                                        Nine Months Ended September 30,
                                                       --------------------------------
                                                             2000              1999
                                                       --------------- ---------------
       Net income                                     $       232,626 $       263,885

       Other comprehensive income

         Unrealized losses on securities, net of tax:
           Arising during the period                           (1,420)        (60,692)
           Reclassification for securities
             transactions included in net income               35,981          (1,000)
                                                       --------------- ---------------
                                                               34,561         (61,692)
                                                       --------------- ---------------
       Total comprehensive income                     $       267,187 $       202,193
                                                       =============== ===============

         Other comprehensive income as shown is net of deferred income tax expenses/(benefits) of $28,856 and ($9,145) for the three months and $19,424 and ($34,927) for the nine months ended September 30, 2000 and 1999, respectively.

   9.    Segments

         Generally, the Corporation organizes its segments based on legal entities. Each entity offers a variety of products and services to meet the needs of its customers and the particular market served. Each entity has its own president and is separately managed subject to adherence to Corporate policies. Discrete financial information is reviewed by senior management to assess performance on a monthly basis. Certain segments are combined and consolidated for purposes of assessing financial performance.

         The Metavante Corporation ("Metavante") subsidiary, (formerly the Data Services Division of the Corporation), was created in contemplation of an initial public offering ("IPO"). See Recent Developments for further discussion regarding the IPO. Certain assets and liabilities of the Data Services Division which represent the payment services or item processing line of business, were transferred to the Banking segment at the beginning of the third quarter. Year to date and prior period segment information for the Banking segment and Data Services segment have been restated for the transfer.

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)

         The Corporation evaluates the profit or loss performance of its segments based on operating income. Operating income is after-tax income excluding nonrecurring charges and charges for services from the holding company. Operating income for the banking entities and certain other entities also excludes certain assets, liabilities, equity, revenues and expenses associated with adjustments, charges or credits arising from acquisitions accounted for as purchases (hereinafter called acquisition costs). The accounting policies of the Corporation's segments are the same as those described in Note 1 to the Corporation's Annual Report on Form 10K, Item 8. Intersegment revenues may be based on cost, current market prices or negotiated prices between the providers and receivers of services.

         Based on the way the Corporation organizes its segments and the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Corporation has determined that it has two reportable segments. Information with respect to M&I's segments is as follows:

                                      Banking
                                      -------
         Banking represents the aggregation of twenty-six separately chartered banks located in Wisconsin, one bank in Arizona, one federally chartered thrift headquartered in Nevada and an operational support subsidiary which, beginning in the third quarter of 2000, includes item processing. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the internet. In addition, the Corporation's larger affiliate banks provide numerous services such as cash management, regional credit, and centralized accounting to M&I's community banking affiliates. Intrasegment revenues, expenses and assets have been eliminated in the following information and prior periods have been restated to include the item processing line of business. ($ in millions):

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------- ----------------------------
                                                     2000            1999          2000            1999
                                                ------------    ------------  ------------    ------------
       Revenue:
         Net interest income                   $      166.0    $      177.1  $      504.3    $      524.6
         Other revenues:
           Unaffiliated customers                      61.0            55.1         191.4           168.7
           Affiliated customers                         5.4             4.1          15.1            12.6
                                                ------------    ------------  ------------    ------------
       Total revenues                                 232.4           236.3         710.8           705.9

       Expenses:
         Intersegment charges                          16.2            13.9          43.7            46.3
         Other operating expense                       97.8            96.4         295.6           281.1
                                                ------------    ------------  ------------    ------------
       Total expenses                                 114.0           110.3         339.3           327.4
       Provision for loan and lease losses              5.8             4.7          21.1            14.1
       Income tax expense                              33.9            38.4         107.3           116.1
                                                ------------    ------------  ------------    ------------
       Operating income                        $       78.7    $       82.9  $      243.1    $      248.3
                                                ============    ============  ============    ============
       Identifiable assets                     $   24,228.2    $   22,295.3  $   24,228.2    $   22,295.3
                                                ============    ============  ============    ============
       Return on tangible equity                       17.9%           20.3%         19.0%           20.6%
                                                ============    ============  ============    ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)

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

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------- ----------------------------
                                                     2000            1999          2000            1999
                                                ------------    ------------  ------------    ------------
       Banking revenues:
         Commercial Banking                    $      100.1    $       99.0  $      299.5    $      290.8
         Retail Banking                                93.3            95.0         292.5           285.4
         Investments and Other                         39.0            42.3         118.8           129.7
                                                ------------    ------------  ------------    ------------
       Total banking revenues                  $      232.4    $      236.3  $      710.8    $      705.9
                                                ============    ============  ============    ============
       Percent of total banking revenue:
         Commercial Banking                            43.1%           41.9%         42.1%           41.2%
         Retail Banking                                40.1            40.2          41.1            40.4
         Investments and Other                         16.8            17.9          16.8            18.4
                                                ------------    ------------  ------------    ------------
       Total banking revenues                         100.0%          100.0%        100.0%          100.0%
                                                ============    ============  ============    ============
       Operating banking income
         Commercial Banking                    $       40.7    $       43.0  $      120.9    $      121.6
         Retail Banking                                22.9            24.4          74.6            69.8
         Investments and Other                         15.1            15.5          47.6            56.9
                                                ------------    ------------  ------------    ------------
       Total operating banking income          $       78.7    $       82.9  $      243.1    $      248.3
                                                ============    ============  ============    ============
       Percent of total operating banking income:
         Commercial Banking                            51.6%           51.9%         49.7%           49.0%
         Retail Banking                                29.2            29.5          30.7            28.1
         Investments and Other                         19.2            18.6          19.6            22.9
                                                ------------    ------------  ------------    ------------
       Total operating banking income                 100.0%          100.0%        100.0%          100.0%
                                                ============    ============  ============    ============
       Banking return on tangible equity
         Commercial Banking                            20.7%           28.9%         21.3%           26.0%
         Retail Banking                                18.1            23.7          19.5            21.9
                                                ------------    ------------  ------------    ------------
       Total banking return on tangible equity         17.9%           20.3%         19.0%           20.6%
                                                ============    ============  ============    ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)

                                   Data Services
                                   -------------
         Data Services includes Metavante and its two nonbank subsidiaries. Metavante provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Metavante derives revenue from the Corporation's credit card merchant operations. The majority of Metavante revenue is derived from internal and external processing. See Recent Developments. Intrasegment revenues, expenses and assets have been eliminated in the following information and prior periods have been restated to exclude the item processing business. ($ in millions):

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------- ----------------------------
                                                     2000            1999          2000            1999
                                                ------------    ------------  ------------    ------------
       Revenue:
         Net interest expense                  $       (0.9)   $       (1.2) $       (3.3)   $       (3.1)
         Other revenues:
           Unaffiliated customers                     146.6           129.2         405.4           358.4
           Affiliated customers                        16.2            14.2          46.4            42.2
                                                ------------    ------------  ------------    ------------
       Total revenues                                 161.9           142.2         448.5           397.5

       Expenses:
         Intersegment charges                           2.2             1.5           4.3             2.2
         Other operating expense                      127.6           120.0         374.9           341.5
                                                ------------    ------------  ------------    ------------
       Total expenses                                 129.8           121.5         379.2           343.7
       Income tax expense                              13.1             8.0          28.7            23.1
                                                ------------    ------------  ------------    ------------
       Operating income                        $       19.0    $       12.7  $       40.6    $       30.7
                                                ============    ============  ============    ============
       Identifiable assets                     $      549.9    $      459.8  $      549.9    $      459.8
                                                ============    ============  ============    ============
       Return on equity                                28.7%           22.3%         21.2%           19.0%
                                                ============    ============  ============    ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)

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

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------- ----------------------------
                                                     2000            1999          2000            1999
                                                ------------    ------------  ------------    ------------
       Revenue:
         Net interest income                   $        5.2    $        6.0  $       15.5    $       18.0
         Other revenues:
           Unaffiliated customers                      38.6            43.7         132.8           117.0
           Affiliated customers                         3.4             2.4          10.0            12.4
                                                ------------    ------------  ------------    ------------
       Total revenues                                  47.2            52.1         158.3           147.4

       Expenses:
         Intersegment charges                           6.5             5.2          21.2            18.2
         Other operating expense                       26.5            26.0          79.0            76.7
                                                ------------    ------------  ------------    ------------
       Total expenses                                  33.0            31.2         100.2            94.9
       Provision for loan and lease losses              0.1             0.1           0.2             0.4
       Income tax expense                               5.5             8.3          23.0            20.7
                                                ------------    ------------  ------------    ------------
       Operating income                        $        8.6    $       12.5  $       34.9    $       31.4
                                                ============    ============  ============    ============
       Identifiable assets                     $      939.0    $      682.8  $      939.0    $      682.8
                                                ============    ============  ============    ============
       Return on tangible equity                       15.1%           23.7%         21.1%           20.3%
                                                ============    ============  ============    ============


         Total Revenues by type in All Others consist of the following:

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------- ----------------------------
                                                     2000            1999          2000            1999
                                                ------------    ------------  ------------    ------------
       All Others Revenues:
         Trust Services                        $       30.4    $       26.4  $       89.5    $       76.6
         Residential Mortgage Banking                   6.5             7.8          19.0            27.1
         Capital Markets                               (0.1)            7.5          18.2            13.9
         Brokerage and Insurance                        5.2             5.0          17.2            15.3
         Commercial Leasing                             2.6             3.2           7.6             8.5
         Commercial Mortgage Banking                    0.6             0.5           1.4             1.1
         Others                                         2.0             1.7           5.4             4.9
                                                ------------    ------------  ------------    ------------
       Total All Others revenues               $       47.2    $       52.1  $      158.3    $      147.4
                                                ============    ============  ============    ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2000 & 1999 (Unaudited)


         Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------- ----------------------------
                                                     2000            1999          2000            1999
                                                ------------    ------------  ------------    ------------
       Revenues:
         Banking                               $      232.4    $      236.3  $      710.8    $      705.9
         Data Services                                161.9           142.2         448.5           397.5
         All Others                                    47.2            52.1         158.3           147.4
         Corporate overhead                            (5.0)           (3.1)        (14.3)           (7.0)
         Acquisition costs                              0.4             0.4           1.1            (0.2)
         Nonrecurring securities losses               (50.1)             --         (50.1)             --
         Intersegment eliminations                    (25.0)          (20.7)        (71.4)          (66.8)
                                                ------------    ------------  ------------    ------------
       Consolidated revenues                   $      361.8    $      407.2  $    1,182.9    $    1,176.8
                                                ============    ============  ============    ============

       Expenses:
         Banking                               $      114.0    $      110.3  $      339.3    $      327.4
         Data Services                                129.8           121.5         379.2           343.7
         All Others                                    33.0            31.2         100.2            94.9
         Corporate overhead                            15.1            19.0          45.8            48.1
         Acquisition costs                              4.8             5.7          14.6            17.1
         Single charter/IPO/ARM loan sales              9.3              --           9.3              --
         Intersegment eliminations                    (25.0)          (20.7)        (71.4)          (66.8)
                                                ------------    ------------  ------------    ------------
       Consolidated expenses                   $      281.0    $      267.0  $      817.0    $      764.4
                                                ============    ============  ============    ============

       Net income (loss):
         Operating income:
           Banking                             $       78.7    $       82.9  $      243.1    $      248.3
           Data Services                               19.0            12.7          40.6            30.7
           All Others                                   8.6            12.5          34.9            31.4
         Corporate overhead                           (11.9)          (12.9)        (35.6)          (32.7)
         Nonrecurring                                 (38.8)             --         (38.8)             --
         Acquisition costs                             (3.8)           (4.4)        (11.6)          (13.8)
                                                ------------    ------------  ------------    ------------
       Consolidated net income                 $       51.8    $       90.8  $      232.6    $      263.9
                                                ============    ============  ============    ============

       Assets:
         Banking                               $   24,228.2    $   22,295.3  $   24,228.2    $   22,295.3
         Data Services                                549.9           459.8         549.9           459.8
         All Others                                   939.0           682.8         939.0           682.8
         Corporate overhead                           391.9           203.4         391.9           203.4
         Acquisition costs                            254.5           274.5         254.5           274.5
         Intersegment eliminations                 (1,114.2)         (327.5)     (1,114.2)         (327.5)
                                                ------------    ------------  ------------    ------------
       Consolidated assets                     $   25,249.3    $   23,588.3  $   25,249.3    $   23,588.3
                                                ============    ============  ============    ============

                       MARSHALL & ILSLEY CORPORATION
              CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                 ($000's)

                                                         Three Months Ended September 30,
                                                        ---------------------------------
                                                              2000              1999
                                                        ---------------   ---------------
Assets
Cash and due from banks                                $       605,934   $       637,807

Investment securities:
  Trading securities                                            26,255            39,441
  Short-term investments                                       307,222           169,359
  Other investment securities:
    Taxable                                                  3,875,469         4,237,305
    Tax-exempt                                               1,323,791         1,257,039
                                                        ---------------   ---------------
Total investment securities                                  5,532,737         5,703,144

Loans and leases:
  Commercial                                                 4,949,715         4,423,809
  Real estate                                               10,215,725         8,778,791
  Personal                                                   1,161,966         1,221,193
  Lease financing                                              975,504           734,107
                                                        ---------------   ---------------
Total loans and leases                                      17,302,910        15,157,900
  Less: Allowance for loan and lease losses                    236,043           226,659
                                                        ---------------   ---------------
Net loans and leases                                        17,066,867        14,931,241

Premises and equipment, net                                    376,525           361,304
Accrued interest and other assets                            1,442,407         1,399,224
                                                        ---------------   ---------------
Total Assets                                           $    25,024,470   $    23,032,720
                                                        ===============   ===============

Liabilities and Shareholders' Equity
Deposits:
  Noninterest bearing                                  $     2,638,611   $     2,688,853
  Interest bearing                                          14,946,173        13,959,810
                                                        ---------------   ---------------
Total deposits                                              17,584,784        16,648,663

Funds purchased and security repurchase agreements           2,107,345         2,112,603
Other short-term borrowings                                  1,263,623           535,798
Long-term borrowings                                         1,235,052         1,012,197
Accrued expenses and other liabilities                         660,127           585,052
                                                        ---------------   ---------------
Total liabilities                                           22,850,931        20,894,313

Shareholders' equity                                         2,173,539         2,138,407
                                                        ---------------   ---------------
Total Liabilities and Shareholders' Equity             $    25,024,470   $    23,032,720
                                                        ===============   ===============

                       MARSHALL & ILSLEY CORPORATION
              CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                 ($000's)

                                                          Nine Months Ended September 30,
                                                        ---------------------------------
                                                              2000              1999
                                                        ---------------   ---------------
Assets
Cash and due from banks                                $       616,892   $       641,079

Investment securities:
  Trading securities                                            35,527            34,162
  Short-term investments                                       273,928           182,050
  Other investment securities:
    Taxable                                                  4,008,427         4,200,967
    Tax-exempt                                               1,332,971         1,190,219
                                                        ---------------   ---------------
Total investment securities                                  5,650,853         5,607,398

Loans and leases:
  Commercial                                                 4,953,253         4,290,413
  Real estate                                                9,912,454         8,439,095
  Personal                                                   1,275,108         1,181,789
  Lease financing                                              892,721           680,198
                                                        ---------------   ---------------
Total loans and leases                                      17,033,536        14,591,495
  Less: Allowance for loan and lease losses                    232,978           228,772
                                                        ---------------   ---------------
Net loans and leases                                        16,800,558        14,362,723

Premises and equipment, net                                    373,589           358,060
Accrued interest and other assets                            1,417,375         1,353,094
                                                        ---------------   ---------------
Total Assets                                           $    24,859,267   $    22,322,354
                                                        ===============   ===============

Liabilities and Shareholders' Equity
Deposits:
  Noninterest bearing                                  $     2,622,238   $     2,626,236
  Interest bearing                                          14,648,660        13,268,169
                                                        ---------------   ---------------
Total deposits                                              17,270,898        15,894,405

Funds purchased and security repurchase agreements           2,239,946         2,343,580
Other short-term borrowings                                  1,449,783           358,194
Long-term borrowings                                         1,185,304         1,014,817
Accrued expenses and other liabilities                         595,045           525,709
                                                        ---------------   ---------------
Total liabilities                                           22,740,976        20,136,705

Shareholders' equity                                         2,118,291         2,185,649
                                                        ---------------   ---------------
Total Liabilities and Shareholders' Equity             $    24,859,267   $    22,322,354
                                                        ===============   ===============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
         ----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

              THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ----------------------------------------------

Net income for the third quarter of 2000 amounted to $51.8 million compared to $90.8 million for the same period in the prior year. Basic and diluted earnings per share were $.49 and $.48 respectively for the three months ended September 30, 2000, compared with $.86 and $.81 respectively for the three months ended September 30, 1999. The return on average assets and average equity were 0.82% and 9.47% for the quarter ended September 30, 2000 and 1.56% and 16.85% for the quarter ended September 30, 1999.

Net income for the current quarter includes certain expenses and losses incurred in connection with the previously announced IPO of its Metavante Corporation subsidiary, the plan to begin to reduce the number of banking charters under which it operates and the planned sale of lower yielding assets and investment portfolio realignment. The impact of these items in the current quarter is shown in the following table:

                                                                                    Diluted
                                                         Pretax      After tax        EPS
                                                     ------------- ------------- -------------
       Income as Reported                           $      74,894 $      51,759 $        0.48

       Non Operating Expenses and Losses:
         Metavante IPO                                      1,996         1,476          0.01
         Charter Consolidations                             4,250         2,820          0.02
         Balance Sheet Management:
           Investment Securities Losses                    50,095        32,562
           ARM Loan Sale Losses                             3,060         1,989
                                                     ------------- -------------
         Total Balance Sheet Management                    53,155        34,551          0.32
                                                     ------------- ------------- -------------
       Total Non Operating                                 59,401        38,847          0.35
                                                     ------------- ------------- -------------
       Operating Income                             $     134,295 $      90,606 $        0.83
                                                     ============= ============= =============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis (FTE) where appropriate for the current quarter and previous four quarters. Operating income for the third quarter of 2000 excludes the items discussed above. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

                Summary Consolidated Operating Income Statements
                ------------------------------------------------
                            and Financial Statistics
                            ------------------------
                         ($000's except per share data)
                         ------------------------------

                                                    2000                           1999
                                     ----------------------------------   -----------------------
                                        Third      Second      First         Fourth      Third
                                       Quarter    Quarter     Quarter       Quarter     Quarter
                                     ---------- ----------- -----------   ----------- -----------
 Interest income                    $  443,265 $   432,589 $   414,625   $   398,819 $   380,477
 Interest expense                     (279,200)   (267,534)   (245,504)     (221,900)   (202,674)
                                     ---------- ----------- -----------   ----------- -----------
 Net interest income                   164,065     165,055     169,121       176,919     177,803

 Provision for loan and lease losses    (5,938)     (9,616)     (5,819)      (10,938)     (4,797)

 Net investment securities
   gains (losses)                         (110)      1,281          --        (4,513)         59

 Other income                          247,966     245,714     239,877       234,603     229,318

 Other expense                        (271,688)   (269,356)   (266,680)     (266,033)   (267,004)
                                     ---------- ----------- -----------   ----------- -----------
 Income before taxes                   134,295     133,078     136,499       130,038     135,379
 Income tax provision                  (43,689)    (42,793)    (45,917)      (39,412)    (44,543)
                                     ---------- ----------- -----------   ----------- -----------
 Operating income                   $   90,606 $    90,285 $    90,582   $    90,626 $    90,836
                                     ========== =========== ===========   =========== ===========

 Cash operating income              $   95,755 $    94,845 $    95,071   $    95,664 $    95,796
                                     ========== =========== ===========   =========== ===========

 Per Common Share
   Operating income
     Basic                          $     0.86 $      0.86 $      0.86   $      0.84 $      0.86
     Diluted                              0.83        0.83        0.83          0.81        0.81
   Cash Operating income
     Basic                          $     0.89 $      0.90 $      0.90   $      0.89 $      0.91
     Diluted                              0.88        0.87        0.87          0.86        0.85
   Dividends                             0.265       0.265       0.240         0.240       0.240

 Return on Average Equity
   Operating income                      16.58 %     17.29 %     17.51 %       16.86 %     16.85 %
   Cash Operating income                 20.46       21.40       21.86         21.14       21.04

         Summary Consolidated Operating Income Statement Components
         ----------------------------------------------------------
                      as a Percent of Average Total Assets
                      ------------------------------------

                                                    2000                           1999
                                     ----------------------------------   -----------------------
                                        Third      Second      First         Fourth      Third
                                       Quarter    Quarter     Quarter       Quarter     Quarter
                                     ---------- ----------- -----------   ----------- -----------
 Interest income (FTE)                    7.17 %      7.09 %      6.92 %        6.77 %      6.68 %
 Interest expense                        (4.44)      (4.31)      (4.02)        (3.70)      (3.49)
                                     ---------- ----------- -----------   ----------- -----------
 Net interest income                      2.73        2.78        2.90          3.07        3.19

 Provision for loan and lease losses     (0.09)      (0.15)      (0.10)        (0.18)      (0.08)

 Net investment securities
   gains (losses)                           --        0.02          --         (0.08)         --

 Other income                             3.94        3.95        3.93          3.91        3.95

 Other expense                           (4.33)      (4.33)      (4.37)        (4.43)      (4.61)
                                     ---------- ----------- -----------   ----------- -----------
 Income before taxes                      2.25        2.27        2.36          2.29        2.45
 Income tax provision                    (0.81)      (0.82)      (0.88)        (0.78)      (0.89)
                                     ---------- ----------- -----------   ----------- -----------
 Return on average assets
   based on operating income              1.44 %      1.45 %      1.48 %        1.51 %      1.56 %
                                     ========== =========== ===========   =========== ===========

 Return on tangible average assets
   based on cash operating income         1.53 %      1.55 %      1.58 %        1.62 %      1.67 %
                                     ========== =========== ===========   =========== ===========


                              NET INTEREST INCOME
                              -------------------
Net interest income for the third quarter of 2000 amounted to $164.1 million compared to $177.8 million reported for the third quarter of 1999. The inability of bank issued deposit growth to keep pace with strong loan growth, reduced spreads in loan and deposit products, the continued use of higher-cost borrowings and wholesale deposits, in the recent rising interest rate environment and the costs associated with treasury share buybacks and recent acquisitions all contributed to the $13.7 million decline in net interest income.

Average earning assets in the third quarter of 2000 increased $2.0 billion or 9.5% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), accounted for $2.0 billion or all of the growth in earning assets compared to the third quarter of last year. Average investment securities, excluding securitized ARMs, declined $179.6 million while other earning assets increased $124.6 million for the three months ended September 30, 2000 compared with the same period in the prior year.

During August and September of 2000, the Corporation realigned its available for sale investment securities portfolio through the sale and purchase of approximately $1.6 billion of U.S. Government Agency securities. Compared to the second quarter of 2000, the quarterly average yield on taxable investment securities increased 13 basis points. The full benefit of these transactions will not be realized until the fourth quarter.

Average interest bearing liabilities increased $1.9 billion or 11.0% in the third quarter of 2000 compared to the same period in 1999. Since the third quarter of 1999, average interest bearing deposits increased $1.0 billion. Over 80% of the growth in interest bearing deposits was attributable to higher-cost wholesale deposits. Average total borrowings increased $0.9 billion which reflects, in part, the effect of the Corporation's repurchase program.

Average noninterest bearing deposits decreased $50.2 million or 1.9% compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

           Consolidated Average Loans, Leases and Securitized ARMs
           -------------------------------------------------------

                                            2000                      1999             Growth Pct.
                               -----------------------------  ------------------- ---------------------
                                 Third     Second    First      Fourth    Third                 Prior
                                Quarter   Quarter   Quarter    Quarter   Quarter    Annual     Quarter
                               --------- --------- ---------  --------- --------- ---------- ----------
Commercial                    $   4,950 $   5,013 $   4,897  $   4,566 $   4,424      11.9 %     (1.3)%

Real Estate
  Construction
    Commercial                      450       407       407        365       344      30.8       10.7
    Residential                     117       112       106         98        95      23.1        5.0
                               --------- --------- ---------  --------- --------- ---------- ----------
  Total Construction                567       519       513        463       439      29.1        9.5

  Commercial Mortgages            4,219     4,159     4,050      3,985     3,884       8.6        1.5

  Residential
    Residential mortgages         3,168     3,011     2,862      2,701     2,474      28.1        5.2
    Home equity loans and lines   2,261     2,230     2,174      2,084     1,982      14.1        1.4
     Securitized ARM loans          375       403       424        450       490     (23.6)      (7.1)
                               --------- --------- ---------  --------- --------- ---------- ----------
  Total Residential               5,804     5,644     5,460      5,235     4,946      17.4        2.8
                               --------- --------- ---------  --------- --------- ---------- ----------
Total Real Estate                10,590    10,322    10,023      9,683     9,269      14.3        2.6

Personal
  Student                           108       254       262        258       254     (57.4)     (57.3)
  Credit card                       171       153       151        144       139      23.6       11.6
  Other                             883       944       901        872       828       6.5       (6.5)
                               --------- --------- ---------  --------- --------- ---------- ----------
Total Personal                    1,162     1,351     1,314      1,274     1,221      (4.8)     (14.0)

Lease financing
  Commercial                        360       341       335        335       337       6.6        5.3
  Personal                          616       536       490        444       397      55.2       15.1
                               --------- --------- ---------  --------- --------- ---------- ----------
Total Lease Financing               976       877       825        779       734      32.9       11.3
                               --------- --------- ---------  --------- --------- ---------- ----------
Total Consolidated Average
  Loans, Leases and ARMs      $  17,678 $  17,563 $  17,059  $  16,302 $  15,648      13.0 %      0.7 %
                               ========= ========= =========  ========= ========= ========== ==========

Total Consolidated Average
  Loans, Leases and ARMs
    Commercial Banking        $   9,979 $   9,920 $   9,689  $   9,251 $   8,989      11.0 %      0.6 %
    Retail Banking                7,699     7,643     7,370      7,051     6,659      15.6        0.7
                               --------- --------- ---------  --------- --------- ---------- ----------
Total Consolidated Average
  Loans, Leases and ARMs      $  17,678 $  17,563 $  17,059  $  16,302 $  15,648      13.0 %      0.7 %
                               ========= ========= =========  ========= ========= ========== ==========

Total Consolidated Average
  Loans and Leases            $  17,303 $  17,160 $  16,635  $  15,852 $  15,158      14.2 %      0.8 %
                               ========= ========= =========  ========= ========= ========== ==========

Compared with the third quarter of 1999, total consolidated average loans, leases and securitized ARMs increased $2.0 billion or 13.0%. Loan growth was evenly distributed between commercial and retail banking. Total loan growth in commercial banking amounted to $990 million or 11.0% and was driven by commercial loan growth of $526 million and commercial real estate loan growth of $441 million of which, $106 million was attributable to commercial construction loan growth. Retail banking loan growth amounted to $1.0 billion or 15.6%. Home equity loans and lines increased $279 million and personal lease financing receivables increased $219 million. Residential mortgages increased $694 million or 28.1 %. In addition to the ongoing sale of fixed rate residential mortgages and ARM loan production in the secondary market, late in the third quarter of 2000, the Corporation sold $300.8 million of portfolio ARM loans which will have a negative impact on residential mortgage loan growth in future quarters. The decline in average student loans of $146 million reflects the sale of approximately $150 million of such loans late in the second quarter of 2000. Average other personal loans increased $55 million or 6.5%. Beginning in the third quarter of 2000, the Corporation began securitizing indirect auto loans. Indirect auto loans securitized and sold in the three months ended September 30, 2000, amounted to $144.7 million. The Corporation anticipates that indirect auto loan originations will continue to be securitized and sold in future quarters.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                                            2000                      1999             Growth Pct.
                               -----------------------------  ------------------- ---------------------
                                 Third     Second    First      Fourth    Third                 Prior
                                Quarter   Quarter   Quarter    Quarter   Quarter    Annual     Quarter
                               --------- --------- ---------  --------- --------- ---------- ----------
 Noninterest bearing deposits
   Commercial                  $   1,694 $   1,677 $   1,668  $   1,791 $   1,732      (2.2)%      1.0 %
   Personal                          572       591       576        564       555       2.9       (3.3)
   Other                             373       351       365        420       402      (7.1)       6.3
                               --------- --------- ---------  --------- --------- ---------- ----------
 Total noninterest
   bearing deposits                2,639     2,619     2,609      2,775     2,689      (1.9)       0.8

 Interest bearing deposits
   Savings & NOW                   1,826     1,880     1,919      1,957     2,019      (9.6)      (2.9)
   Money market                    5,248     5,092     5,065      5,021     4,837       8.5        3.1
   Other CDs & time deposits       3,394     3,399     3,428      3,430     3,444      (1.4)      (0.1)
   CDs greater than $100,000         874       852       909        887       841       4.0        2.5
   Foreign Time                    1,951     2,112     2,057      1,896     1,887       3.4       33.5
   Brokered CDs                    1,653     1,239     1,045        970       932      77.3       (7.6)
                               --------- --------- ---------  --------- --------- ---------- ----------
 Total interest
   bearing deposits               14,946    14,574    14,423     14,161    13,960       7.1        2.6
                               --------- --------- ---------  --------- --------- ---------- ----------
 Total consolidated
   average deposits            $  17,585 $  17,193 $  17,032  $  16,936 $  16,649       5.6 %      2.3 %
                               ========= ========= =========  ========= ========= ========== ==========

 Bank issued deposits          $  13,715 $  13,572 $  13,688  $  13,819 $  13,582       1.0 %      1.1 %
 Wholesale deposits                3,870     3,621     3,344      3,117     3,067      26.2        6.9
                               --------- --------- ---------  --------- --------- ---------- ----------
 Total consolidated
   average deposits            $  17,585 $  17,193 $  17,032  $  16,936 $  16,649       5.6 %      2.3 %
                               ========= ========= =========  ========= ========= ========== ==========


Due to continued strong loan growth and slow core deposit growth, the Corporation continued to rely on wholesale deposits for funding. Compared with the third quarter of 1999, average wholesale deposit growth amounted to $0.8 billion or 26.2%. The increase in Brokered CDs accounted for $0.7 billion of the increase.

By comparison, average bank issued deposits increased $0.1 billion or 1.0 % in the third quarter of 2000 compared to the third quarter of 1999. Money market, primarily money market index accounts, accounted for approximately $400 million of the growth while less costly Savings and NOW declined $193 million and noninterest bearing deposits declined $50 million. Average bank issued deposits were negatively impacted by the sale of two bank branches in the second quarter and one bank branch during the third quarter of 2000 all located in Illinois. Total deposits sold amounted to approximately $111.1 million.

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

                                             Three Months Ended                 Three Months Ended
                                             September 30, 2000                 September 30, 1999
                                     --------------------------------   --------------------------------
                                                            Average                            Average
                                      Average               Yield or     Average               Yield or
                                      Balance    Interest   Cost (b)     Balance    Interest   Cost (b)
                                     ---------- ---------- ----------   ---------- ---------- ----------
 Loans and leases (a)               $ 17,677.6 $    364.5       8.20%  $ 15,648.0 $    304.2       7.72%

 Investment securities:
   Taxable                               3,500.8       57.8       6.47      3,747.2       58.9
6.21
   Tax Exempt (a)                        1,323.8       23.3       7.06      1,257.0       21.9
7.03

 Other short-term investments (a)        333.4        5.3       6.34        208.8        2.8       5.35
                                     ---------- ---------- ----------   ---------- ---------- ----------
 Total interest earning assets      $ 22,835.6 $    450.9       7.84%  $ 20,861.0 $    387.8       7.38%
                                     ========== ========== ==========   ========== ========== ==========

 Money market savings               $  5,248.2 $     72.8       5.52%  $  4,836.7 $     51.7       4.24%
 Regular savings & NOW                 1,826.0        7.1       1.55      2,019.1        8.5       1.66
 Other CDs & time deposits             5,345.1       80.3       5.98      5,331.2       68.6       5.11
 CDs greater than $100
   & Brokered CDs                      2,526.9       41.7       6.56      1,772.8       24.0       5.38
                                     ---------- ---------- ----------   ---------- ---------- ----------
 Total interest bearing deposits      14,946.2      201.9       5.37     13,959.8      152.8       4.34

 Short-term borrowings                 3,371.0       55.4       6.54      2,648.4       34.1       5.11
 Long-term borrowings                  1,235.0       21.9       7.06      1,012.2       15.8       6.19
                                     ---------- ---------- ----------   ---------- ---------- ----------
 Total interest bearing liabilities $ 19,552.2 $    279.2       5.68%  $ 17,620.4 $    202.7       4.56%
                                     ========== ========== ==========   ========== ========== ==========
 Net interest margin (FTE) as a
   percent of average earning assets           $    171.7       2.99%             $    185.1       3.52%
                                                ========== ==========              ========== ==========
 Net interest spread (FTE)                                      2.16%                              2.82%
                                                           ==========                         ==========

   (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
   (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets increased 46 basis points since the third quarter of 1999 which had a positive impact on interest income (FTE)
of approximately $23.9 million.   The increase in the volume of earning
assets, primarily loans and securitized ARMs, increased interest income by approximately $39.2 million compared with the third quarter of 1999. The cost of interest bearing deposits increased 103 basis points from the same quarter of the previous year. Short-term borrowing costs increased 143 basis points and long-term borrowing costs increased 87 basis points, respectively, compared with the third quarter of 1999. The overall increase in the cost of interest bearing liabilities of 112 basis points increased interest expense by approximately $49.8 million while the increase in the volume of interest bearing liabilities increased interest expense by approximately $26.7 million. The Corporation estimates that approximately $5.1 million of the increase in interest expense is attributable to the treasury shares repurchased in 1999 and in the first half of 2000.

The Corporation's positions with respect to derivative financial instruments consisted of the following at September 30, 2000, ($ in millions):

  Interest Rate Swaps - Loans

     Notional value                                 $      520
     Weighted average receive rate                        5.92 %
     Weighted average pay rate                            6.68 %
     Weighted average remaining term (in years)           1.76
     Estimated fair value                           $    (8.34)

  Interest Rate Swaps - Callable Deposits

     Notional value                                 $      622
     Weighted average receive rate                        6.70 %
     Weighted average pay rate                            6.55 %
     Weighted average remaining term (in years)           6.57
     Estimated fair value                           $    (9.73)

  Interest Rate Swaps - Equity Indexed Deposits

     Notional value                                 $       15
     Receive - Index interest upon maturity or call
     Weighted average pay rate                            6.33 %
     Weighted average remaining term (in years)           4.51
     Estimated fair value                           $    (0.88)

  Interest Rate Swaps - Short-term Borrowings

     Notional value                                 $      200
     Weighted average receive rate                        6.56 %
     Weighted average pay rate                            7.27 %
     Weighted average remaining term (in years)           6.17
     Estimated fair value                           $    (8.97)

  Interest Rate Swaps - Long-term Borrowings

     Notional value                                 $      200
     Weighted average receive rate                        7.65 %
     Weighted average pay rate                            6.37 %
     Weighted average remaining term (in years)          26.19
     Estimated fair value                           $     8.03

  Interest Rate Floors - Loans

     Notional value                                 $      275
     Strike rate                                          6.39 %
     Index                                                7.33 %
     Weighted average remaining term (in years)           5.63
     Estimated fair value                           $     4.66
     Unamortized premium                            $     4.78



For the three months ended September 30, 2000, there was a $1.3 million negative effect on net interest income resulting from derivative financial instruments compared with a positive effect of $1.9 million in the same period in 1999.

Throughout 1999 and the first nine months of 2000, the Corporation has been experiencing favorable loan growth and has had to rely on wholesale deposits and borrowings to fund growth in excess of core deposit growth.
As previously discussed, the use of higher cost funding sources in lieu of core deposit growth contributed to the decline in net interest income. Based on the Corporation's existing balance sheet, the net interest margin will continue to be adversely affected by rising interest rates in the near term. In addition to continuing to seek less costly funding sources, the Corporation may, among other things, continue to divest of lower yielding assets through sale or securitization in the future.

         PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
         ------------------------------------------------------

The following tables present comparative consolidated credit quality information as of September 30, 2000 and the prior four quarters.

                           NONPERFORMING ASSETS
                           --------------------
                                 ($000's)

                                                          2000                         1999
                                          ---------------------------------- -----------------------
                                             Third       Second      First       Fourth      Third
                                            Quarter     Quarter     Quarter     Quarter     Quarter
                                          ---------- ----------- ----------- ----------- -----------
 Nonaccrual                              $  116,682 $   119,584 $   111,642 $   106,387 $   121,091

 Renegotiated                                   658         421         688         708         725

 Past due 90 days or more                     7,295      10,069       9,334       9,975       7,630
                                          ---------- ----------- ----------- ----------- -----------
 Total nonperforming loans and leases       124,635     130,074     121,664     117,070     129,446

 Other real estate owned                      3,804       4,592       6,247       6,230       6,660
                                          ---------- ----------- ----------- ----------- -----------
 Total nonperforming assets              $  128,439 $   134,666 $   127,911 $   123,300 $   136,106
                                          ========== =========== =========== =========== ===========

 Allowance for loan and lease losses     $  232,690 $   234,119 $   232,471 $   225,862 $   226,461
                                          ========== =========== =========== =========== ===========


                         CONSOLIDATED STATISTICS
                         -----------------------

                                                          2000                         1999
                                          ---------------------------------- -----------------------
                                             Third       Second      First       Fourth      Third
                                            Quarter     Quarter     Quarter     Quarter     Quarter
                                          ---------- ----------- ----------- ----------- -----------
 Net Charge-offs (Recoveries) to
   'average loans and leases annualized        0.17 %      0.19 %     (0.02)%      0.29 %      0.09 %
 Total nonperforming loans and leases
   to total loans and leases                   0.72        0.75        0.72        0.72        0.83
 Total nonperforming assets to total loans
   and leases and other real estate owned      0.74        0.77        0.75        0.75        0.87
 Allowance for loan and lease losses
   to total loans and leases                   1.34        1.35        1.37        1.38        1.45
 Allowance for loan and lease losses
   to nonperforming loans and leases            187         180         191         193         175

                   NONACCRUAL LOANS AND LEASES BY TYPE
                   -----------------------------------
                                ($000's)

                                                          2000                         1999
                                          ---------------------------------- -----------------------
                                             Third       Second      First       Fourth      Third
                                            Quarter     Quarter     Quarter     Quarter     Quarter
                                          ---------- ----------- ----------- ----------- -----------
 Commercial
   Commercial, financial & agricultural  $   39,203 $    51,505 $    49,006 $    52,563 $    60,627
   Lease financing receivables                2,046       2,271       3,929       4,243       4,655
                                          ---------- ----------- ----------- ----------- -----------
 Total commercial                            41,249      53,776      52,935      56,806      65,282

 Real estate
   Construction & land development            2,929       2,915       5,284       2,609       2,463
   Commercial mortgage                       42,246      36,159      28,069      19,668      22,911
   Residential mortgage                      28,155      25,198      23,715      25,901      28,651
                                          ---------- ----------- ----------- ----------- -----------
 Total real estate                           73,330      64,272      57,068      48,178      54,025

 Personal                                     2,103       1,536       1,639       1,403       1,784
                                          ---------- ----------- ----------- ----------- -----------
 Total nonaccrual loans and leases       $  116,682 $   119,584 $   111,642 $   106,387 $   121,091
                                          ========== =========== =========== =========== ===========


           RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
           -----------------------------------------------------
                                ($000's)

                                                          2000                         1999
                                          ---------------------------------- -----------------------
                                             Third       Second      First       Fourth      Third
                                            Quarter     Quarter     Quarter     Quarter     Quarter
                                          ---------- ----------- ----------- ----------- -----------
 Beginning balance                       $  234,119 $   232,471 $   225,862 $   226,461 $   225,277

 Provision for loan and lease losses          5,938       9,616       5,819      10,938       4,797

 Loans and leases charged-off
   Commercial                                 5,210       2,711         449       7,949       1,653
   Real estate                                  943       4,989         653       1,953       1,198
   Personal                                   2,285       1,758       1,544       2,086       1,794
   Leases                                       193         539         198       1,103         300
                                          ---------- ----------- ----------- ----------- -----------
 Total charge-offs                            8,631       9,997       2,844      13,091       4,945

 Recoveries on loans and leases
   Commercial                                   436       1,020       2,811         724         610
   Real estate                                  291         373         206         258         195
   Personal                                     508         539         525         457         472
   Leases                                        29          97          92         115          55
                                          ---------- ----------- ----------- ----------- -----------
 Total Recoveries                             1,264       2,029       3,634       1,554       1,332
                                          ---------- ----------- ----------- ----------- -----------
 Net loans and leases
   charge-offs (recoveries)                   7,367       7,968        (790)     11,537       3,613
                                          ---------- ----------- ----------- ----------- -----------
 Ending balance                          $  232,690 $   234,119 $   232,471 $   225,862 $   226,461
                                          ========== =========== =========== =========== ===========

Nonperforming assets consist of nonperforming loans and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At September 30, 2000, OREO acquired in satisfaction of debts amounted to $2.5 million and branch premises held for sale amounted to $1.3 million.

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

At September 30, 2000, nonperforming loans and leases amounted to $124.6 million or 0.72% of consolidated loans and leases of $17.3 billion, a decrease of $5.4 million or 4.2% since June 30, 2000. Nonaccrual loans and leases accounted for $2.9 million of the decrease compared to the prior quarter. Nonaccrual commercial loans decreased $12.5 million which was primarily attributable to one larger loan that paid down throughout the quarter. The decline in nonaccrual commercial loans was offset by an increase in nonaccrual real estate loans of $9.1 million and an increase in nonaccrual personal loans. Nonaccrual commercial mortgages increased $6.1 million since June 30, 2000. Approximately $17.7 million or 15.1% of nonaccrual loans at September 30, 2000 are attributable to loans associated with the cranberry industry.

Net charge-offs amounted to $7.4 million or 0.17% of average loans in the third quarter of 2000 compared with net charge-offs of $8.0 million or 0.19% of average loans in the second quarter of 2000 and net charge-offs of $3.6 million or 0.09% of average loans in the third quarter of 1999. One larger commercial loan accounted for $1.1 million of net charge-offs in the current quarter and a loan associated with the cranberry industry accounted for $3.0 million of net charge-offs in the current quarter. Over the past two quarters, net charge-offs associated with the cranberry industry amounted to $6.2 million.

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

Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $232.7 million at September 30, 2000 compared to $234.1 million at June 30, 2000. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the last two quarters, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the potential for the unprecedented period of economic prosperity to come to an end.

The resulting provision for loan and lease losses amounted to $5.9 million for the three months ended September 30, 2000.


                                OTHER INCOME
                                ------------
Total other income in the third quarter of 2000 amounted to $197.8 million and includes net investment securities losses of $50.1 million associated with the investment portfolio realignment previously discussed. Excluding that item, total other income in the three months ended September 30, 2000 amounted to $247.9 million, an increase of $18.5 million or 8.1%, compared to $229.4 million in the same period last year.

Total data processing services revenue increased $16.8 million or 13.1% from $128.6 million in the third quarter of 1999 to $145.4 million in the current quarter. Processing revenue which includes processing, conversions, and contract buyouts increased $1.1 million or 1.8% and amounted to $60.7 million. Buyout fees, which vary from period to period, decreased $1.2 million compared with the third quarter of the prior year. Software and consulting revenue decreased $1.5 million in the current quarter compared to the same period last year primarily due to lower software sales. E-commerce revenue which includes electronic funds transfer, electronic banking, cash management, home banking, internet banking, electronic payment services and a mortgage solution joint venture, increased $18.8 million or 45.5% from $41.4 million in the third quarter of 1999 to $60.2 million in the current quarter. Revenues associated with electronic funds transfer and internet banking accounted for $5.9 million of the revenue growth. Buyout fees in electronic payment services, due to an acquisition, amounted to $13.7 million. Other data processing services revenue which consists of merchant credit card fees, credit card plastics sales and equipment sales decreased $1.5 million primarily due to lower equipment sales.

Item processing revenue increased due to the addition of a large customer which converted its item processing in the fourth quarter of 1999.

Trust services revenue amounted to $29.9 million in the third quarter of 2000, an increase of $4.2 million or 16.0% compared to $25.7 million in the third quarter of 1999. Net new business growth in personal trust and commercial trust and increased balances in proprietary mutual fund balances resulted in favorable revenue growth in major product lines. Total assets under management were approximately $1.6 billion or 15.3% greater in the current year compared to the prior year.

There were no sales of investments, which can vary period to period, by Capital Markets in the current quarter.

Other income in the third quarter of 2000 amounted to $28.8 million compared to $26.5 million in the third quarter of 1999, an increase of $2.3 million or 8.9%. Gains from the sale of branches, as previously discussed, amounted to $1.7 million in the third quarter of 2000. Gains and income from indirect auto securitizations, also previously discussed amounted to $1.0 million in the current quarter.


                               OTHER EXPENSE
                               -------------
Total other expense for the three months ended September 30 2000, amounted to $281.0 million, of which $9.3 million was attributable to the Metavante IPO, single charter initiative and losses from the sale of ARM loans.

As previously discussed, late in the current quarter the Corporation sold $300.8 million of portfolio ARM loans as part of its balance sheet management strategy and realized losses of $3.1 million.

Organizational costs, which can not be netted from the proceeds of Metvante's planned IPO amounted to $2.0 million in the current quarter. Such costs include professional fees incurred in conjunction with tax and benefit plan consulting, market assessments and other strategic consulting and name change.

Single Charter related expenses incurred in the current quarter amounted to $4.2 million. Approximately $2.6 million represents the costs of programming changes required to support operations and processes to achieve the scale required in the single charter environment. Approximately $1.2 million represents consulting fees and other professional fees. The remaning costs of approximately $0.4 million represents costs associated with eliminating duplicate customer accounts and severance.

Excluding these items, total other expense amounted to $271.7 million in the third quarter of 2000 compared to $267.0 million in the third quarter of 1999 an increase of $4.7 million or 1.8%.

The Corporation's nonbanking businesses, especially its Data Services segment ("Metavante"), continue to be the primary contributors to operating expense growth. Metavante expense growth represents approximately all of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth, costs associated with developing new products and services and operating expenses associated with the recent acquisitions.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 2000 and 1999 and the year ended December 31, 1999 are:

                                               Three Months        Year        Three Months
                                                  Ended           Ended           Ended
                                               September 30,   December 31,    September 30,
                                                   2000            1999            1999
                                              --------------  --------------  --------------
 Consolidated Corporation                              64.7 %          63.7 %          64.4 %

 Consolidated Corporation Excluding Metavante

   Including Intangible Amortization                   56.1 %          53.5 %          54.9 %

   Excluding Intangible Amortization                   53.8 %          50.8 %          52.3 %

Salaries and employee benefits expense amounted to $161.2 million in the third quarter of 2000 compared to $152.6 million in the third quarter of 1999, an increase of $8.6 million or 5.7%. Salaries and employee benefits expense of Metavante increased $10.2 million. At September 30, 2000, Metavante had on average approximately 400 more full time equivalent employees when compared to September 30, 1999 which reflects increases in E-commerce and increases due to the Cardpro acquisition. Compared to the third quarter of 1999, expense growth in the current quarter in salaries and employee benefits was $1.6 million or 2.8% for the banking segment. All other segments increased $0.3 million primarily due to growth in the trust business. During the third quarter of 1999, adverse health experience resulted in an expense accrual of approximately $2.1 million.

Data Services expense growth accounted for approximately $4.2 million or 96% of the increase in net occupancy, equipment, software, supplies and printing and processing expenses in the third quarter of 2000 compared to the third quarter of 1999.

The increase in shipping and handling is primarily associated with the increase in item processing revenue.

Amortization of intangibles increased $0.7 million. Approximately $1.8 million of the increase is due to the reduction of the goodwill amortization period of Metavante's acquisition of Electronic Banking Services from 25 years, as previously reported, to 15 years. Offsetting this increase was approximately $0.1 million of lower amortization of mortgage servicing rights and $0.8 million of lower core deposit premium amortization.

Other expense amounted to $19.5 million in the third quarter of 2000, a decrease of $11.4 million or 37.0% compared to the third quarter of 1999. Lower cost of sales associated with equipment sales revenue was $1.9 million. Recourse obligations associated with securitized ARMs were reduced by $1.4 million. Advertising and promotion was $1.0 million lower in the third quarter of 2000 compared to the same period last year.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software capitalization was $0.4 million in the third quarter of 1999 and in the current quarter amounted to $6.6 million resulting in a decline of $6.2 million in other expense in the third quarter of 2000 compared to third quarter of 1999.


                                INCOME TAXES
                                ------------
The provision for income taxes for the three months ended September 30, 2000 amounted to $23.1 million or 30.9% of pre-tax income compared to $44.5 million or 32.9% of pre-tax income for the three months ended September 30, 1999.


              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
Net income for the nine months ended September 30, 2000 amounted to $232.6 million compared to $263.9 million in the same period of 1999. Basic and diluted earnings per share were $2.21 and $2.13, respectively for the nine months ended September 30, 2000 compared to $2.48 and $2.33, respectively for the same period last year. The year to date return on average equity was 14.67% in the current period and 16.14% for the nine months ended September 30, 1999.

Net income excluding the effect of the security losses, IPO expenses, single charter expenses and losses from the sale of ARM loans as previously discussed would have been $271.5 million. Basic and diluted earnings per share would have been $2.58 and $2.49, respectively and the return on average equity would have been 17.12%

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the nine months ended September 30, 2000 and 1999, respectively. Operating income for the nine months ended September 30, 2000, excludes the nonrecurring items previously discussed. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

                Summary Consolidated Operating Income Statements
                ------------------------------------------------
                            and Financial Statistics
                            ------------------------
                         ($000's except per share data)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2000            1999
                                               -------------- ---------------
 Interest income                              $    1,290,479 $     1,097,765
 Interest expense                                   (792,238)       (569,403)
                                               -------------- ----------------
 Net interest income                                 498,241         528,362

 Provision for loan and lease losses                 (21,373)        (14,481)

 Net investment securities gains                       1,171             414

 Other income                                        733,557         648,041

 Other expense                                      (807,724)       (764,435)
                                               -------------- ----------------
 Income before taxes                                 403,872         397,901
 Income tax provision                               (132,399)       (134,016)
                                               -------------- ----------------
 Operating income                             $      271,473 $       263,885
                                               ============== ================

 Cash operating income                        $      285,671 $       282,643
                                               ============== ================

 Per Common Share
   Operating income
     Basic                                    $         2.58 $          2.48
     Diluted                                            2.49            2.33
   Cash Operating income
     Basic                                    $         2.71 $          2.66
     Diluted                                            2.62            2.49
   Dividends                                            0.77            0.70

 Return on Average Equity
   Operating income                                    17.12 %         16.14 %
   Cash Operating income                               21.22           20.28

         Summary Consolidated Operating Income Statement Components
         ----------------------------------------------------------
                      as a Percent of Average Total Assets
                      ------------------------------------

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2000            1999
                                               -------------- ---------------
 Interest income (FTE)                                  7.06 %          6.70 %
 Interest expense                                      (4.26)          (3.41)
                                               -------------- ---------------
 Net interest income                                    2.80            3.29

 Provision for loan and lease losses                   (0.11)          (0.09)

 Net investment securities gains                        0.01            0.00

 Other income                                           3.94            3.88

 Other expense                                         (4.34)          (4.57)
                                               -------------- ---------------
 Income before taxes                                    2.30            2.51
 Income tax provision                                  (0.84)          (0.93)
                                               -------------- ---------------
 Return on average assets
   based on operating income                            1.46 %          1.58 %
                                               ============== ================

 Return on tangible average assets
   based on cash operating income                       1.56 %          1.67 %
                                               ============== ================


The increase in operating income is largely due to growth in noninterest revenue of $86.3 million, including $46.5 million in data processing services, $4.8 million in Capital Markets revenue and $13.0 million in Trust services. Net interest income decreased $30.1 million and the provision for loan and lease losses increased $6.9 million as previously discussed. Growth in other expense, which is driven primarily by Data Services, was $43.3 million.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current nine months and prior year nine months are presented in the following table. Securitized ARM loans that are classified in the balance sheet as investment securities available for sale are included with loans to provide a more meaningful comparison ($ in millions):

                                                Nine Months Ended                  Nine Months Ended
                                               September 30, 2000                 September 30, 1999
                                       --------------------------------   --------------------------------
                                                              Average                            Average
                                        Average               Yield or     Average               Yield or
                                        Balance    Interest   Cost (b)     Balance    Interest   Cost (b)
                                       ---------- ---------- ----------   ---------- ---------- ----------
 Loans and leases (a)                 $ 17,434.1 $  1,052.4       8.07 % $ 15,157.3 $    879.0       7.76
%

 Investment securities:
   Taxable                               3,607.8      176.2       6.38      3,635.2      169.1       6.24
   Tax Exempt (a)                        1,333.0       71.0       7.16      1,190.2       62.6       7.14

 Other short-term investments (a)          309.5       14.3       6.17        216.2        8.1       5.03
                                       ---------- ---------- ----------   ---------- ---------- ----------
 Total interest earning assets        $ 22,684.4 $  1,313.9       7.71 % $ 20,198.9 $  1,118.8       7.42
%
                                       ========== ========== ==========   ========== ========== ==========

 Money market savings                 $  5,135.6 $    200.0       5.20 % $  4,766.1 $    147.5       4.14
%
 Regular savings & NOW                   1,874.7       23.8       1.69      2,051.4       25.4       1.66
 Other CDs & time deposits               5,446.6      234.3       5.75      4,811.3      184.3       5.12
 CDs greater than $100 & Brokered CDs    2,191.8      102.0       6.22      1,639.4       66.2       5.40
                                       ---------- ---------- ----------   ---------- ---------- ----------
 Total interest bearing deposits        14,648.7      560.1       5.11     13,268.2      423.4       4.27

 Short-term borrowings                   3,689.7      173.0       6.26      2,701.8       98.9       4.90
 Long-term borrowings                    1,185.3       59.1       6.66      1,014.8       47.1       6.21
                                       ---------- ---------- ----------   ---------- ---------- ----------
 Total interest bearing liabilities   $ 19,523.7 $    792.2       5.42 % $ 16,984.8 $    569.4       4.48
%
                                       ========== ========== ==========   ========== ========== ==========

 Net interest margin (FTE) as a
   percent of average earning assets             $    521.7       3.06 %            $    549.4       3.65
%
                                                  ========== ==========              ========== ==========
 Net interest spread (FTE)                                        2.29 %                             2.94
%
                                                             ==========                         ==========


   (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
   (b) Based on average balances excluding fair value adjustments for available for sale securities.


                              CAPITAL RESOURCES
                              -----------------
Shareholders' equity was $2.21 billion at September 30, 2000 compared to $2.12 billion at December 31, 1999 and $2.13 billion at September 30, 1999.

The Corporation had net unrealized gains on securities available for sale at September 30, 2000 of $1.8 million, an increase in market value net of related income tax effects of $34.6 million since December 31, 1999 which reflects in part the effect of the investment securities portfolio realignment previously discussed.

For the nine months ended September 30, 2000, M&I repurchased 2.0 million shares of its Common Stock, primarily in the first quarter. The aggregate cost of the shares repurchased was $98.3 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                          RISK-BASED CAPITAL RATIOS
                          -------------------------
                               ($ in millions)

                                   September 30, 2000                  December 31, 1999
                           ---------------------------------  ---------------------------------
                                 Amount           Ratio             Amount           Ratio
                           ---------------------------------  ---------------------------------
Tier 1 Capital            $           2,072          10.61 % $           1,993          11.11 %
Tier 1 Capital
  Minimum Requirement                   781           4.00                 718           4.00
                           --------------------------------   --------------------------------
Excess                    $           1,291           6.61 % $           1,275           7.11 %
                           ================================   ================================

Total Capital             $           2,463          12.62 % $           2,277          12.69 %
Total Capital
  Minimum Requirement                 1,562           8.00               1,435           8.00
                           --------------------------------   --------------------------------
Excess                    $             901           4.62 % $             842           4.69 %
                           ================================   ================================

Risk-Adjusted Assets      $          19,528                  $          17,937
                           =================                  =================

                                LEVERAGE RATIOS
                                ---------------
                                ($ in millions)

                                   September 30, 2000                  December 31, 1999
                           ---------------------------------  ---------------------------------
                                 Amount           Ratio             Amount           Ratio
                           ---------------------------------  ---------------------------------
Tier 1 Capital            $           2,072           8.38 % $           1,993           8.49 %
Minimum Leverage
  Requirement                 741 -   1,236   3.00 -  5.00       705 -   1,174   3.00 -  5.00
                           --------------------------------   --------------------------------
Excess                    $ 1,331 -     836   5.38 -  3.38 % $ 1,288 -     819   5.49 -  3.49 %
                           ================================   ================================
Adjusted Average
  Total Assets            $          24,719                  $          23,481
                           =================                  =================


                             RECENT DEVELOPMENTS
                             -------------------
On November 1, 2000, the Corporation withdrew the IPO of its Metavante Corporation subsidiary. A combination of adverse market conditions and the near term slow down in financial account processing markets were the primary reasons for withdrawing the offering. The Corporation expects to continue to invest in and grow Metavante's business, and will evaluate future growth strategies for Metavante as circumstances permit.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments.
Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation's budgeted
/ forecasted pre-tax income for the ensuing twelve months. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios - a gradual increase of 100bp across the entire yield curve over the course of a year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of a year (-25bp per quarter) for the balance sheet as of September 30, 2000 and December 31, 1999:

                                                  Impact to Annual Pretax Income as of
                                     --------------------------------------------------------------
                                      September 30,      June 30,        March 31,     December 31,
                                           2000            2000            2000            1999
                                     --------------  --------------  --------------  --------------
 Hypothetical Change in Interest Rate

 100 basis point gradual:

 Rise in rates                                (7.2)%          (7.3)%          (7.8)%          (8.6)%

 Decline in rates                              6.6 %           7.2 %           7.7 %           8.6 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of September 30, 2000 the fair value of equity at risk for a gradual 100bp shift in rates was less than 1.0% of the market value of the Corporation.

In addition to using derivatives to manage interest rate exposure, the Corporation also uses derivatives to create synthetic financial instruments that more closely match desired rate and liquidity characteristics than would otherwise be available on cash instruments directly. A small amount of derivatives are sold to customers where the Corporation acts as an intermediary. These instruments are matched off by the Corporation through its trading accounts in order to minimize exposure to market risks. Customer interest rate derivatives held for trading amounted to $121.0 million of notional value, consisting of $60.5 million in notional value of received fixed and $60.5 million in notional value of pay fixed interest rate swaps as of September 30, 2000.

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

M&I Trust Services administers $59.7 billion in assets and directly manages a portfolio of $11.8 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    A.   Exhibits:

         Exhibit 10 - Early Retirement and Consulting Agreements dated as of
                      September 18, 2000 between the Corporation and
                      G.H. Gunnlaugsson.

         Exhibit 11 - Statements - Computation of Earnings Per Share
                      Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1-Financial Information herein.

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

         Exhibit 27 - Financial Data Schedule



    B.   Reports on Form 8-K:

         On July 13, 2000, a Report on Form 8-K was filed with the Securities and Exchange Commission in connection with the issuance of a press release announcing the filing of a Registration Statement for the initial public offering of its Metavante Corporation subsidiary, it's plan to reduce the number of banking charters under which it operates and it's second quarter earnings.

         On September 28, 2000, a Report on Form 8-K was filed with the Securities and Exchange Commission in connection with the issuance of a press release announcing the retirement of Gordon H. Gunnlaugsson as Executive Vice President and Chief Financial Officer and as a Director of M&I effective December 31, 2000.

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




November 14, 2000