Form 10-K
period 2000-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2001-03-09
CIK 62741

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

   Securities registered pursuant to Section 12(b) of the Act:

                                Name of Each Exchange
   Title of Each Class:         on Which Registered:
   --------------------        -----------------------
Common Stock--$1.00 par value  New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $5,549,736,000 as of February 28, 2001. The number of shares of common stock outstanding as of February 28, 2001 is 102,868,135.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 24, 2001.

                                    PART I

ITEM 1. BUSINESS

                                    General

   Marshall & Ilsley Corporation ("M&I" or the "Corporation"), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). As of December 31, 2000, M&I had consolidated total assets of approximately $26.1 billion and consolidated total deposits of approximately $19.2 billion, making M&I the second largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

   M&I's principal assets are the stock of its bank and nonbank subsidiaries. M&I's subsidiaries include Metavante Corporation ("Metavante") (formerly its M&I Data Services Division), 20 commercial banks, one federal savings bank and a number of companies engaged in businesses that the Federal Reserve Board (the "FRB") has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

   M&I's bank and savings association subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin, and in the Phoenix and Tucson, Arizona metropolitan areas, Las Vegas, Nevada and Naples, Florida. These subsidiaries offer retail, institutional, international, business and correspondent banking, investment and trust services through the operation of over 200 banking offices in Wisconsin, 14 offices in Arizona, one office in Florida and one office in Nevada. The M&I bank and saving association subsidiaries hold a significant portion of their mortgage and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank ("M&I Bank") is M&I's largest bank subsidiary, with consolidated assets as of December 31, 2000 of approximately $12.7 billion.

   Metavante and two other nonbank subsidiaries are major suppliers of financial and data processing services and software to banking, financial and related organizations. Metavante provides integrated products and services to financial services providers that enable them to initiate and process a broad range of financial transactions electronically, including through the Internet. Metavante's integrated financial transaction processing, outsourcing, software and consulting products and services provide virtually all of the technology that a financial services provider needs to run its operations. As of December 31, 2000, Metavante had over 3,300 clients in the United States and abroad, including large banks, mid-tier and community banks, Internet banks and non-traditional financial services providers. In 2000, Metavante's products and services were used to originate and/or process nearly
7.2 billion transactions for consumer and business customer bank accounts.

   In July 2000, M&I transferred its M&I Data Services business to a wholly-owned subsidiary and renamed that subsidiary Metavante Corporation. This transfer was made in connection with a proposed public offering of Metavante's common stock. The proposed public offering was withdrawn in November 2000 due to adverse market conditions and a near term slow down in financial account processing markets. M&I expects to continue to invest in and grow Metavante's business, and will evaluate future growth strategies for Metavante as circumstances permit.

   M&I's other nonbank subsidiaries operate a variety of bank-related businesses, including those providing investment management services, insurance services, trust services, equipment lease financing, commercial and residential mortgage banking, home equity financing, venture capital, brokerage services and financial advisory services. M&I Investment Management Corp. offers a full range of asset management services to M&I's trust company subsidiaries, the Marshall Funds and other individual, business and institutional customers. M&I's trust company subsidiaries provide trust and employee benefit plan services to customers throughout the United States with offices in Wisconsin, Arizona, Florida, Nevada, North Carolina and Illinois. M&I First National Leasing

Corp. leases a variety of equipment and machinery to large and small businesses. M&I Dealer Finance, Inc. provides retail vehicle lease financing. M&I Mortgage Corp. originates, purchases, sells and services residential mortgages. M&I Mortgage Reinsurance Corporation acts as a reinsurer of private mortgage insurance written in connection with residential mortgage loans originated in the M&I system. The Richter-Schroeder Company originates and services long-term commercial real estate loans for institutional investors. M&I Capital Markets Group L.L.C. and M&I Ventures L.L.C. provide venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers and the Securities and Exchange Commission, provides brokerage and other investment related services to a variety of retail and commercial customers. M&I Support Services Corp. operates an extensive multi-media customer service center that provides banking customers with 24-hour phone access to personal bankers and other customer services.

                         Principal Sources of Revenue

   The table below shows the amount and percentages of M&I's total consolidated operating revenues resulting from interest on loans and leases, interest on investment securities and fees for data processing services for each of the last three years ($ in thousands):

                                                 Interest on       Fees for Data
                             Interest on          Investment         Processing
                           Loans and Leases       Securities          Services
                         -------------------- ------------------ ------------------
                                     Percent            Percent            Percent
                                    of Total           of Total           of Total    Total
Year Ended                          Operating          Operating          Operating Operating
December 31                Amount   Revenues   Amount  Revenues   Amount  Revenues   Revenues
-----------              ---------- --------- -------- --------- -------- --------- ----------
2000.................... $1,391,651   52.0%   $354,823   13.3%   $546,041   20.4%   $2,676,334
1999....................  1,156,775   48.7     337,945   14.2     494,816   20.8     2,375,129
1998....................  1,085,829   48.7     346,012   15.5     421,945   18.9     2,228,544

   M&I business segment information is contained in Note 20 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

                                  Competition

   M&I and its subsidiaries face substantial competition from hundreds of competitors in the markets they serve, some of which are larger and have greater resources than M&I. M&I's bank subsidiaries compete for deposits and other sources of funds and for credit relationships with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies (and other long-term lenders) and other financial and non-financial companies located both within and outside M&I's primary market area, many of which offer products functionally equivalent to bank products. M&I's nonbank operations compete with numerous banks, finance companies, data servicing companies, leasing companies, mortgage bankers, brokerage firms, financial advisors, trust companies, mutual funds and investment bankers in Wisconsin and throughout the United States.

   The markets for the financial products and services offered by Metavante are intensely competitive. Metavante competes with a variety of companies in various segments of the financial services industry, and its competitors vary in size and in the scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented with numerous companies competing for market share. Highly fragmented segments currently include online banking, financial account processing, customer relationship management solutions and electronic funds transfer and card solutions. Other segments of the financial services industry are relatively new with limited competition, including private label banking and trust and investment solutions. Currently, the electronic bill payment and presentment market is highly centralized. In this market, Metavante faces one dominant competitor and a small number of other primary competitors. Metavante also faces competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

                                   Employees

   As of December 31, 2000, M&I and its subsidiaries employed in the aggregate 11,753 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

                          Supervision and Regulation

   As a registered bank holding company, M&I is subject to regulation and examination by the FRB under the BHCA. M&I's state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, or in the case of M&I Thunderbird Bank, the Arizona State Banking Department. In addition, all of M&I's state chartered banks are regulated by the FRB. M&I's federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. In addition, all of M&I's bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (the "FDIC").

   Under FRB policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 2000 can be found in Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

   The laws and regulations to which M&I is subject are constantly under review by Congress, regulatory agencies and state legislatures. In November 1999, Congress enacted the Gramm-Leach-Bliley Act of 1999 (the "Act"), which eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the FRB, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

   Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the FRB, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. M&I has not yet determined whether or when it may elect to become a financial holding company.

   The Act also imposes strict new privacy restrictions on the transfer and use by financial institutions of nonpublic personal information about their customers. On June 1, 2000, the federal banking regulatory agencies issued final regulations implementing the Act's consumer privacy protections. Among other things, the new privacy regulations give customers the right to "opt-out" of having their nonpublic personal information shared by a financial institution with nonaffiliated third parties, bars financial institutions from disclosing customer account numbers or other such access codes to nonaffiliated third parties for direct marketing purposes, and requires disclosures by financial institutions of their policies and procedures for protecting customers' nonpublic personal information.

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

                             Investment Securities

   The amortized cost of M&I's consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

                                                  2000       1999       1998
                                               ---------- ---------- ----------
U.S. Treasury and government agencies......... $3,303,366 $3,924,192 $3,658,730
States and political subdivisions.............  1,251,359  1,277,638  1,051,712
Other.........................................  1,235,156    377,289    304,174
                                               ---------- ---------- ----------
                                               $5,789,881 $5,579,119 $5,014,616
                                               ========== ========== ==========

   The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2000 are ($ in thousands):

                                            After One but
                                             Within Five      After Five but       After Ten
                         Within One Year        Years        Within Ten Years        Years            Total
                         ----------------  ----------------  ------------------  --------------  ----------------
                           Amount   Yield    Amount   Yield   Amount    Yield     Amount  Yield    Amount   Yield
                         ---------- -----  ---------- -----  ---------- -------  -------- -----  ---------- -----
U.S. Treasury and
 government agencies.... $  903,429 7.11%  $2,132,712 7.16%  $  256,126   7.30%  $ 11,099 7.32%  $3,303,366 7.15%
States and political
 subdivisions...........     46,494 6.78      375,651 6.85      232,173   7.19    597,041 7.43    1,251,359 7.19
Other...................    644,074 7.33      409,133 7.10       33,057   7.94    148,892 3.82    1,235,156 6.85
                         ---------- ----   ---------- ----   ---------- ------   -------- ----   ---------- ----
                         $1,593,997 7.19%  $2,917,496 7.11%  $  521,356   7.29%  $757,032 6.72%  $5,789,881 7.09%
                         ========== ====   ========== ====   ========== ======   ======== ====   ========== ====

                           Types of Loans and Leases

   M&I's consolidated loans and leases, classified by type, at December 31 of each year are ($ in thousands):

                            2000        1999        1998        1997        1996
                         ----------- ----------- ----------- ----------- ----------
Commercial, financial
 and agricultural....... $ 5,230,795 $ 4,691,996 $ 4,025,663 $ 3,346,101 $2,904,341
Industrial development
 revenue bonds..........      58,742      62,861      52,174      49,126     32,241
Real estate:
  Construction..........     619,281     494,558     425,442     458,670    394,228
  Mortgage:
    Residential.........   5,049,557   4,941,450   4,045,022   4,146,416  2,560,936
    Commercial..........   4,359,812   4,034,771   3,667,924   3,450,897  2,477,652
                         ----------- ----------- ----------- ----------- ----------
      Total mortgage....   9,409,369   8,976,221   7,712,946   7,597,313  5,038,588
Personal................   1,174,248   1,299,416   1,166,541   1,161,608  1,181,846
Lease financing.........   1,094,652     810,009     613,400     489,094    331,505
                         ----------- ----------- ----------- ----------- ----------
                          17,587,087  16,335,061  13,996,166  13,101,912  9,882,749
Less:
  Allowance for loan and
   lease losses.........     235,115     225,862     226,052     208,651    161,659
                         ----------- ----------- ----------- ----------- ----------
Net loans and leases.... $17,351,972 $16,109,199 $13,770,114 $12,893,261 $9,721,090
                         =========== =========== =========== =========== ==========

                    Loan and Lease Balances and Maturities

   The analysis of selected loan and lease maturities at December 31, 2000 and the rate structure for the categories indicated are ($ in thousands):

                                                                      Rate Structure of Loans and
                                         Maturity                      Leases Due After One Year
                         ----------------------------------------- ---------------------------------
                                     Over One
                                       Year      Over                  With        With
                          One Year   Through     Five              Predetermined Floating
                          Or Less   Five Years  Years     Total        Rate        Rate     Total
                         ---------- ---------- -------- ---------- ------------- -------- ----------
Commercial, financial
 and agricultural....... $3,643,241 $1,459,954 $127,600 $5,230,795  $1,308,740   $278,814 $1,587,554
Industrial development
 revenue bonds..........     13,929     11,527   33,286     58,742      28,156     16,657     44,813
Real estate--
 construction...........    315,475    303,806       --    619,281     193,559    110,247    303,806
Lease financing.........    193,387    839,686   61,579  1,094,652     901,265         --    901,265
                         ---------- ---------- -------- ----------  ----------   -------- ----------
                         $4,166,032 $2,614,973 $222,465 $7,003,470  $2,431,720   $405,718 $2,837,438
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

                      Potential Problem Loans and Leases

   At December 31, 2000 the Corporation had $11.5 million of loans for which payments are presently current, but the borrowers are experiencing serious financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.

                                   Deposits

   The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

                                2000              1999              1998
                          ----------------  ----------------  ----------------
                            Amount    Rate    Amount    Rate    Amount    Rate
                          ----------- ----  ----------- ----  ----------- ----
Noninterest bearing
 demand deposits......... $ 2,648,419       $ 2,663,609       $ 2,545,724
Interest bearing demand
 deposits................   1,069,958 1.66%   1,116,919 1.54%   1,129,725 1.85%
Savings deposits.........   6,017,730 4.82    5,740,898 3.86    5,145,798 4.02
Time deposits............   7,761,676 5.98    6,635,476 5.23    5,935,968 5.67
                          -----------       -----------       -----------
Total deposits........... $17,497,783       $16,156,902       $14,757,215
                          ===========       ===========       ===========

   The maturity distribution of time deposits (CDs $100,000 and over and other time) issued in amounts of $100,000 and over and outstanding at December 31, 2000 ($ in thousands) is:

   Three months or less............................................. $  446,597
   Over three and through six months................................    456,818
   Over six and through twelve months...............................    656,270
   Over twelve months...............................................  1,113,056
                                                                     ----------
                                                                     $2,672,741
                                                                     ==========

   At December 31, 2000, time deposits issued by foreign offices totaled $2.44 billion.

                             Short-Term Borrowings

   Information related to M&I's funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

                                               2000        1999        1998
                                            ----------  ----------  ----------
   Amount outstanding at year end.......... $1,092,723  $1,402,077  $1,712,165
   Average amount outstanding during the
    year...................................  2,211,537   2,276,978   2,042,371
   Maximum amount outstanding at any
    month's end............................  2,767,114   2,609,501   2,541,006
   Weighted average interest rate at year
    end....................................       5.91%       3.95%       4.39%
   Weighted average interest rate during
    the year...............................       6.28%       5.00%       5.36%

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

   Forward-looking statements are subject to significant risks and uncertainties, and M&I's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

  . General economic and industry conditions, either nationally or in the states in which M&I does business, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability;

  . Legislation or regulatory changes which adversely affect the businesses in which M&I is engaged;

  . Changes in the interest rate environment;

  . Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

  . Significant increases in competition in the banking and financial services industry resulting from technological developments, new product introductions, evolving industry standards, industry consolidation, increased availability of financial services from non-banks, regulatory changes and other factors, as well as actions taken by particular competitors;

  . M&I's success in continuing to generate significant levels of new business in its existing markets and in identifying and penetrating targeted markets;

  . M&I's success in implementing its business strategy;

  . Changes in consumer spending, borrowing and saving habits;

  . M&I's ability to attract and retain senior management;

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

   In addition to the factors discussed above, the following factors concerning Metavante's business may cause M&I's results to differ from the results discussed in the forward-looking statements:

  . Operational difficulties with Metavante's information technology systems and unauthorized access, computer viruses and other disruptive problems that may compromise the integrity and security of Metavante's information technology systems and the data Metavante processes;

  . Damage to Metavante's data centers due to fire, power loss, telecommunications failure and other disasters;

  . Metavante's ability to protect its intellectual property, including without limitation, its proprietary software;

  . Metavante's success in attracting and retaining senior management and skilled technical employees; and

  . Metavante's ability to adapt to potential industry changes in information technology systems, on which Metavante is highly dependent, and which may present operational issues or require significant capital spending.

   All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statement.

ITEM 2. PROPERTIES

   M&I and M&I Marshall & Ilsley Bank ("M&I Bank") occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices located in Milwaukee and in surrounding suburban communities. M&I has 19 subsidiary banks throughout Wisconsin. M&I Thunderbird Bank, a wholly-owned bank subsidiary of M&I, is located in Phoenix, Arizona and has 14 offices in the Phoenix and Tucson, Arizona metropolitan areas. M&I Bank FSB, a federal savings bank subsidiary of M&I, is located in Las Vegas, Nevada and has a branch in Naples, Florida and Milwaukee, Wisconsin. The subsidiary banks and savings association occupy modern facilities which are owned or leased. Metavante owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which Metavante conducts data processing activities. Metavante owns an 160,000 square foot facility in Milwaukee that houses its software development teams. Properties leased by Metavante also include commercial office space in Brown Deer, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities throughout the United States.

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

                     Executive Officers of the Registrant

 Name of
 Officer                              Office
 -------                              ------
J.B. Wigdale Age 64
           Chairman of the Board since December 1992, Chief Executive Officer since October 1992, Director since December 1988, Vice Chairman of the Board, December 1988 to December 1992, Marshall & Ilsley Corporation; Chairman of the Board since January 1989, Chief Executive Officer since 1987, Director since 1981, M&I Marshall & Ilsley Bank; Director, M&I Mortgage Corp., Metavante Corporation, M&I Brokerage Services, Inc., M&I Capital Markets Group L.L.C., Marshall & Ilsley Trust Company and M&I Ventures, L.L.C.

D.J. Kuester Age 59
           Director since February 1994, President since 1987, Marshall & Ilsley Corporation; President and Director since January 1989, M&I Marshall & Ilsley Bank; Chairman of the Board and Director, Metavante Corporation; Director, M&I Support Services Corp.; Director and President, M&I Insurance Company of Arizona, Inc.

T.M. Bolger Age 51
           Senior Vice President and Chief Credit Officer since 1994, Marshall & Ilsley Corporation; Executive Vice President since 1997, M&I Marshall & Ilsley Bank; Director, Richter-Schroeder Company, Inc., M&I First National Leasing Corp. and M&I Support Services Corp.

J.L. Delgadillo Age 48
           Senior Vice President of Marshall & Ilsley Corporation since 1993; Chief Executive Officer since January 1998 and Director of Metavante Corporation since 1994; President and Chief Operating Officer of Metavante Corporation since 1993; Senior Vice President of Metavante Corporation from 1989 to 1993; Director and Executive Vice President, M&I EastPoint Technology, Inc. since 1996.

S.T. Happ Age 39
           Senior Vice President since April 1999, Marshall & Ilsley Corporation; President, Chief Executive Officer and Director since January 1994, M&I Mortgage Corp.; Vice President, M&I Bank FSB; President and Director, M&I Mortgage Reinsurance Corporation.

M.A. Hatfield Age 55
           Senior Vice President since 1993, Secretary since 1981 and Treasurer from 1986 to May 1995, Marshall & Ilsley Corporation; Vice President and Secretary, M&I Marshall & Ilsley Bank; Director, M&I Support Services Corp.; Director and Secretary, M&I First National Leasing Corp., M&I Insurance Company of Arizona, Inc., Richter-Schroeder Company, Inc., M&I Bank FSB and M&I Dealer Finance, Inc.; Secretary and Treasurer, M&I Mortgage Corp.; Secretary, M&I Capital Markets Group L.L.C., Marshall & Ilsley Trust Company, M&I Investment Management Corp., Marshall & Ilsley Trust Company of Florida, M&I Insurance Services, Inc. and M&I Brokerage Services, Inc.

P.R. Justiliano Age 50
           Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President, 1986 to 1994, Marshall & Ilsley Corporation; Controller, M&I Marshall & Ilsley Bank, since September 1998; Director and Treasurer, M&I Insurance Company of Arizona, Inc.; Director, M&I Bank FSB.

T.J. O'Neill Age 40
           Senior Vice President since April 1997, Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President since 1997, Vice President since 1990, M&I Marshall & Ilsley Bank; President and Director, M&I Bank FSB, M&I Dealer Finance, Inc.; Director, M&I Support Services Corp., M&I Brokerage Services, Inc. and M&I Insurance Services, Inc.

P.J. Renard Age 40
           Senior Vice President, Director of Human Resources since 2000, Vice President and Manager since 1994, Marshall & Ilsley Corporation.

J. L. Roberts Age 48
           Senior Vice President, Marshall & Ilsley Corporation since 1994; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995, M&I Marshall & Ilsley Bank; President and Director, M&I Support Services Corp. since 1995; Director, M&I Bank FSB.

T.A. Root Age 44
           Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998, Marshall & Ilsley Corporation; Vice President and Auditor since 1993, M&I Marshall & Ilsley Bank.

 Name of
 Officer                              Office
 -------                              ------
L.I. Sherman Age 52
           Senior Vice President, Director of Marketing, Marshall & Ilsley Corporation since 1996; Senior Vice President, Director of Marketing from 1989 to 1995, Old Kent Financial Corp.

J.V. Williams Age 56
           Senior Vice President since December 1997, Marshall & Ilsley Corporation; Executive Vice President and Chief Operating Officer since January 1999, Marshall & Ilsley Trust Company; Chief Executive Officer and Director since January 1996, M&I Insurance Services, Inc.; Senior Vice President since 1994, M&I Marshall & Ilsley Bank; Chief Executive Officer and Director, M&I Brokerage Services, Inc.; Executive Vice President, Chief Operating Officer and Director, M&I Investment Management Corp.; Director, M&I Capital Markets Group L.L.C., M&I Portfolio Services, Inc. and M&I National Trust Company.

D.H. Wilson Age 41
           Senior Vice President and Treasurer since December 1996, Vice President and Treasurer since 1995, Marshall & Ilsley Corporation; Vice President, Treasury from June 1992 to May 1995, ABN AMRO/LaSalle National Bank; Director, M&I Custody of Nevada, Inc. and M&I Bank FSB.

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

   A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations, and in Note 14 in Item 8, Consolidated Financial Statements.

                           Holders of Common Equity

   At December 31, 2000, M&I had approximately 19,660 record holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

   Consolidated Summary of Operating Earnings Years Ended December 31 ($000's
                               except share data)

                            2000        1999        1998       1997       1996
                         ----------  ----------  ----------  ---------  ---------
Interest Income:
  Loans and Leases...... $1,391,651  $1,156,775  $1,085,829  $ 921,161  $ 804,951
  Investment Securities.
    Taxable.............    272,536     269,668     280,377    240,238    198,787
    Tax Exempt..........     65,429      58,820      52,969     45,420     30,718
  Other Short-term
   Investments..........     18,366      11,321      14,869     13,514     11,365
                         ----------  ----------  ----------  ---------  ---------
    Total Interest
     Income.............  1,747,982   1,496,584   1,434,044  1,220,333  1,045,821
Interest Expense:
  Deposits..............    772,016     585,864     564,540    460,418    392,473
  Short-term Borrowings.    224,187     142,294     126,624    111,193     63,892
  Long-term Borrowings..     78,773      63,145      66,810     54,175     53,615
                         ----------  ----------  ----------  ---------  ---------
    Total Interest
     Expense............  1,074,976     791,303     757,974    625,786    509,980
                         ----------  ----------  ----------  ---------  ---------
Net Interest Income.....    673,006     705,281     676,070    594,547    535,841
Provision for Loan and
 Lease Losses...........     30,352      25,419      27,090     17,633     15,634
                         ----------  ----------  ----------  ---------  ---------
Net Interest Income
 After Provision for
 Loan and Lease Losses..    642,654     679,862     648,980    576,914    520,207
Other Income:
  Data Processing
   Services.............    546,041     494,816     421,945    344,362    273,287
  Trust Services........    117,680     100,963      88,496     78,595     70,190
  Net Securities Gains
   (Losses).............      1,051      (4,083)      7,145     (2,578)    (4,803)
  Other.................    314,146     286,849     276,914    213,732    199,659
                         ----------  ----------  ----------  ---------  ---------
    Total Other Income..    978,918     878,545     794,500    634,111    538,333
Other Expense:
  Salaries and Benefits.    623,360     583,659     523,606    460,164    392,711
  Other.................    460,618     446,809     431,216    362,689    323,936
                         ----------  ----------  ----------  ---------  ---------
    Total Other Expense.  1,083,978   1,030,468     954,822    822,853    716,647
                         ----------  ----------  ----------  ---------  ---------
Income Before Income
 Taxes..................    537,594     527,939     488,658    388,172    341,893
Provision for Income
 Taxes..................    175,958     173,428     171,067    131,487    119,983
                         ----------  ----------  ----------  ---------  ---------
Operating Income........ $  361,636  $  354,511  $  317,591  $ 256,685  $ 221,910
                         ==========  ==========  ==========  =========  =========
Accounting Changes &
 Special Charges........    (46,513)         --     (16,268)        --    (15,275)
                         ----------  ----------  ----------  ---------  ---------
Net Income.............. $  315,123  $  354,511  $  301,323  $ 256,685  $ 206,635
                         ==========  ==========  ==========  =========  =========
Per Share:
  Basic Operating
   Income............... $     3.44  $     3.32  $     2.94  $    2.62  $    2.28
  Basic Net Income......       2.99        3.32        2.79       2.62       2.12
  Diluted Operating
   Income...............       3.32        3.14        2.76       2.43       2.12
  Diluted Net Income....       2.89        3.14        2.61       2.43       1.98
  Common Dividends
   Declared.............      1.035       0.940       0.860      0.785      0.720
Other Significant Data:
  Year-End Common Stock
   Price................ $    50.83  $    62.81  $    58.44  $   62.13  $   34.63
  Return on Average
   Shareholders'
   Equity*..............      16.84%      16.32%      14.89%     16.49%     16.14%
  Return on Average
   Assets*..............       1.44        1.56        1.53       1.51       1.52
  Dividend Payout Ratio.      35.81       29.94       32.95      32.30      36.36
  Average Equity to
   Average Assets Ratio.       8.58        9.57       10.26       9.15       9.39
  Ratio of Earnings to
   Fixed Charges**
    Excluding Interest
     on Deposits........       2.46x       3.38x       3.25x      3.21x      3.52x
    Including Interest
     on Deposits........       1.43x       1.65x       1.60x      1.61x      1.61x

--------
*Based on Operating Income
**See Exhibit 12 for detailed computation of these ratios.

                      Consolidated Average Balance Sheets
               Years ended December 31 ($000's except share data)

                             2000         1999         1998         1997         1996
                          -----------  -----------  -----------  -----------  -----------
Assets:
 Cash and Due from
  Banks.................  $   615,015  $   638,399  $   652,988  $   614,824  $   586,985
 Short-term
  Investments...........      265,487      186,105      247,049      206,295      188,082
 Trading Securities.....       30,926       37,277       43,404       40,822       25,264
 Investment Securities:
   Taxable..............    4,063,774    4,208,498    4,317,668    3,570,225    3,104,010
   Tax Exempt...........    1,327,159    1,217,847    1,078,333      913,130      668,913
Loans and Leases:
 Commercial.............    4,975,482    4,359,880    3,749,518    3,128,568    2,947,631
 Real Estate............    9,958,164    8,639,360    7,967,626    6,309,818    5,139,926
 Personal...............    1,245,738    1,204,931    1,154,110    1,147,203    1,148,511
 Lease Financing........      938,525      705,054      532,043      394,024      293,448
                          -----------  -----------  -----------  -----------  -----------
Total Loans and Leases..   17,117,909   14,909,225   13,403,297   10,979,613    9,529,516
Allowance for Loan and
 Lease Losses...........      233,466      228,500      216,456      174,525      166,886
                          -----------  -----------  -----------  -----------  -----------
Net Loans and Leases....   16,884,443   14,680,725   13,186,841   10,805,088    9,362,630
Other Assets............    1,854,973    1,732,112    1,263,890      851,030      709,803
                          -----------  -----------  -----------  -----------  -----------
     Total Assets.......  $25,041,777  $22,700,963  $20,790,173  $17,001,414  $14,645,687
                          ===========  ===========  ===========  ===========  ===========
Liabilities and
 Shareholders' Equity:
 Noninterest Bearing
  Deposits..............  $ 2,648,419  $ 2,663,609  $ 2,545,724  $ 2,301,097  $ 2,116,197
 Interest Bearing
  Deposits:
   Savings and NOW......    1,845,916    2,027,658    2,140,380    1,915,888    1,905,775
   Money Market Savings.    5,241,772    4,830,159    4,135,143    3,022,944    2,597,732
   CDs of $100 or more..    2,303,442    1,694,301    1,547,816    1,334,532      933,164
   Other................    5,458,234    4,941,175    4,388,152    3,665,334    3,344,644
                          -----------  -----------  -----------  -----------  -----------
 Total Deposits.........   17,497,783   16,156,902   14,757,215   12,239,795   10,897,512
 Short-term Borrowings..    3,538,846    2,803,834    2,357,161    2,017,829    1,218,177
 Long-term Borrowings...    1,178,805    1,009,132    1,046,321      787,819      823,397
 Accrued Expenses and
  Other Liabilities.....      678,269      558,978      496,439      399,605      331,743
 Shareholders' Equity...    2,148,074    2,172,117    2,133,037    1,556,366    1,374,858
                          -----------  -----------  -----------  -----------  -----------
     Total Liabilities
      and Shareholders'
      Equity............  $25,041,777  $22,700,963  $20,790,173  $17,001,414  $14,645,687
                          ===========  ===========  ===========  ===========  ===========
Other Significant Data:
 Book Value Per Share
  at Year End...........       $21.19       $19.47       $19.88       $17.94       $13.75
 Average Common Shares
  Outstanding...........  104,100,652  104,940,787  105,918,139   95,831,283   95,895,547
 Employees at Year
  End*..................       11,753       11,433       10,756       10,227        8,995
Historically Reported
 Credit Quality Ratios:*
 Net Loan and Lease
  Charge-offs to
  Average Loans and
  Leases................         0.12%        0.17%        0.07%        0.13%        0.23%
 Total Nonperforming
  Loans and Leases** &
  OREO to End of Period
  Loans and Leases &
  OREO..................         0.76         0.75         0.85         0.70         0.81
 Allowance for Loan and
  Lease Losses to End
  of Period Loans and
  Leases................         1.34         1.38         1.62         1.62         1.68
 Allowance for Loan and
  Lease Losses to Total
  Nonperforming Loans
  and Leases**..........          182          193          206          275          225

--------
*Not restated for acquisitions accounted for as pooling of interests. **Loans and leases nonaccrual, restructured, and past due 90 days or more.

                             Yield & Cost Analysis
                 Years ended December 31 (Tax equivalent basis)

                                             2000   1999   1998   1997   1996
                                             -----  -----  -----  -----  -----
Average Rates Earned:
  Loans & Securitized ARMs..................  8.13%  7.77%  8.09%  8.36%  8.41%
  Investment Securities--Taxable............  6.49   6.26   6.26   6.62   6.29
  Investment Securities--Tax Exempt.........  7.16   7.13   7.44   7.40   6.76
  Trading Securities........................  4.92   5.08   5.13   5.01   4.83
  Short-term Investments....................  6.35   5.08   5.13   5.57   5.40
Average Rates Paid:
  Interest Bearing Deposits.................  5.20%  4.34%  4.62%  4.63%  4.47%
  Short-term Borrowings.....................  6.34   5.07   5.37   5.51   5.24
  Long-term Borrowings......................  6.68   6.26   6.39   6.88   6.51
  M&I Marshall & Ilsley Bank
    Average Prime Rate......................  9.24   8.02   8.35   8.44   8.27
Summary Yield and Cost Analysis:
(As a % of Average Assets)
  Average Yield.............................  7.10%  6.72%  7.02%  7.31%  7.25%
  Average Cost..............................  4.29   3.49   3.64   3.68   3.48
                                             -----  -----  -----  -----  -----
  Net Interest Income.......................  2.81   3.23   3.38   3.63   3.77
  Provision for Loan and Lease Losses.......  0.12   0.11   0.13   0.10   0.11
                                             -----  -----  -----  -----  -----
  Net Interest Income After Provision for
   Loan and Lease Losses....................  2.69   3.12   3.25   3.53   3.66
  Net Securities Gains (Losses).............   --   (0.02)  0.03  (0.02) (0.03)
  Other Income..............................  3.90   3.89   3.79   3.75   3.71
  Other Expense.............................  4.32   4.54   4.59   4.84   4.89
                                             -----  -----  -----  -----  -----
  Income Before Income Taxes................  2.27   2.45   2.48   2.42   2.45
  Provision for Income Taxes................  0.83   0.89   0.95   0.91   0.93
                                             -----  -----  -----  -----  -----
  Operating Income..........................  1.44%  1.56%  1.53%  1.51%  1.52%
                                             =====  =====  =====  =====  =====
  Accounting Changes & Special Charges...... (0.18)   --   (0.08)   --   (0.11)
                                             -----  -----  -----  -----  -----
    Net Income..............................  1.26%  1.56%  1.45%  1.51%  1.41%
                                             =====  =====  =====  =====  =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

   Net income in 2000 amounted to $315.1 million or $2.89 per share on a diluted basis. The return on average assets and return on average equity were 1.26% and 14.67%, respectively. By comparison, 1999 net income was $354.5 million, diluted earnings per share was $3.14, the return on average assets was 1.56% and the return on average equity was 16.32%. For the year ended December 31, 1998, net income was $301.3 million or $2.61 per share diluted and the returns on average assets and average equity were 1.45% and 14.13%, respectively.

   On April 1, 1998, the Corporation completed the merger with Advantage Bancorp, Inc. ("Advantage"), a Kenosha, Wisconsin based savings and loan holding company, by issuing 1.2 shares of the Corporation's Common Stock for each share of Advantage Common Stock. At the time of merger, Advantage had consolidated assets of $1.0 billion. The transaction was accounted for as a pooling of interests. In conjunction with this transaction, the Corporation recorded a merger/restructuring charge.

   The results of operations and financial position for the periods presented also include the effects of the acquisitions of certain assets and liabilities by the Metavante subsidiary of the Corporation from the dates of merger. All three transactions were accounted for as purchases. Cash consideration in the three transactions aggregated $86 million.

   The results of operations for the year ended December 31, 2000, include the effects of losses from investment security and loan sales to realign the investment portfolio and dispose of lower yielding assets, costs associated with the planned Initial Public Offering (IPO) of the Corporation's Metavante subsidiary and costs incurred in connection with the plan to consolidate the Corporation's banking charters into a single charter as announced in the second quarter. In addition, in 2000, the Corporation adopted SAB 101 which changed the way conversion revenue and cost is recognized as more fully described in Note 2 to the Consolidated Financial Statements in Item 8.

   The following is a summary of the unusual items reported in 2000 and 1998 and the comparative operating income, earnings per share and return on average equity based on operating income for 2000, 1999, and 1998.

                                         Pre-tax effect  2000    1999    1998
                                         -------------- ------  ------  ------
                                          ($ in millions, except per share
                                                        data)
Net income..............................                $315.1  $354.5  $301.3
Special charges
  Investment portfolio realignment--
   securities losses....................     $50.6        32.9     --      --
  Balance sheet management--losses on
   sale of ARM loans....................       3.1         2.0     --      --
  Metavante IPO.........................       4.5         3.1     --      --
  Banking charter consolidation.........       9.1         6.2     --      --
  Merger/Restructuring charges..........      23.4         --      --     16.3
                                                        ------  ------  ------
Total special charges...................                  44.2     --     16.3
                                                        ------  ------  ------
Change in accounting....................       3.8         2.3     --      --
                                                        ------  ------  ------
Operating income........................                $361.6  $354.5  $317.6
                                                        ======  ======  ======
Operating income per share
  Basic.................................                $ 3.44  $ 3.32  $ 2.94
  Diluted...............................                  3.32    3.14    2.76
Operating income to average equity......                 16.84%  16.32%  14.89%

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

    Summary Consolidated Tangible Operating Income and Financial Statistics
                    ($ in millions, except per share data)

                                                          2000    1999    1998
                                                         ------  ------  ------
Operating income........................................ $361.6  $354.5  $317.6
Amortization, net of tax................................   19.2    23.8    21.0
                                                         ------  ------  ------
Tangible operating income............................... $380.8  $378.3  $338.6
                                                         ======  ======  ======
Tangible operating income per share
  Basic................................................. $ 3.62  $ 3.55  $ 3.14
  Diluted...............................................   3.50    3.35    2.94
Return on average tangible assets.......................   1.54%   1.69%   1.65%
Return on average tangible equity.......................  20.78   20.49   18.48

  Operating Income Statement Components as a Percent of Average Total Assets

   The following table presents a summary of the major elements of the consolidated operating income statements for the years ended December 31, 2000, 1999 and 1998. Each of the elements is stated as a percent of consolidated average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE). The results exclude the special charges in 2000 and 1998 as previously discussed.

                                                            2000   1999   1998
                                                            -----  -----  -----
Interest Income............................................  7.10%  6.72%  7.02%
Interest Expense........................................... (4.29) (3.49) (3.64)
                                                            -----  -----  -----
Net Interest Income........................................  2.81   3.23   3.38
Provision for Loan and Lease Losses........................ (0.12) (0.11) (0.13)
Net Securities (Losses) / Gains............................   --   (0.02)  0.03
Other Income...............................................  3.90   3.89   3.79
Other Expense.............................................. (4.32) (4.54) (4.59)
                                                            -----  -----  -----
Income Before Income Taxes.................................  2.27   2.45   2.48
Income Taxes............................................... (0.83) (0.89) (0.95)
                                                            -----  -----  -----
Operating Income To Average Assets.........................  1.44%  1.56%  1.53%
                                                            =====  =====  =====

                              Net Interest Income

   Net interest income in 2000 amounted to $673.0 million compared with net interest income of $705.3 million in 1999, a decrease of $32.3 million.

   Average earning assets in 2000 amounted to $22.8 billion compared to $20.6 billion in 1999, an increase of $2.2 billion or 10.9%. Average loans and leases, including securitized adjustable rate mortgage loans (ARMs), increased $2.1 billion or 13.6%. The remainder of the increase was distributed evenly between investment securities and short-term investments. During the latter part of the third quarter of 2000, the Corporation realigned its available for sale investment securities portfolio through the sale and purchase of approximately $1.6 billion of U.S. Government Agency securities. The full benefit of these transactions was realized beginning in the fourth quarter of 2000 and will have a more significant impact in 2001.

   Average interest bearing liabilities increased $2.3 billion or 13.1% in 2000 compared to 1999. Average interest bearing deposits increased $1.4 billion or 10.0%. Average short-term borrowings increased $735 million while average long-term borrowings increased $170 million. The increase in borrowings reflects, in part, greater use of senior and subordinated notes by the banking affiliates. Average noninterest bearing deposits were relatively unchanged compared to the prior year. The increase in average interest bearing liabilities in 2000 reflects funding of earning asset growth along with the effect of treasury share repurchases.

   The growth and composition of the Corporation's average loan and lease portfolio for the current year and prior two years are reflected in the following table. The securitized ARM loans that are classified as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

                                                                    Percent
                                                                    Growth
                                                                  ------------
                                                                  2000   1999
                                                                   vs     vs
                                      2000      1999      1998    1999   1998
                                    --------- --------- --------- -----  -----
Commercial Loans................... $ 4,975.5 $ 4,359.9 $ 3,749.5  14.1%  16.3%
Real Estate Loans:
  Construction.....................     547.8     430.1     421.3  27.4    2.1
  Commercial Mortgages.............   4,182.6   3,845.3   3,545.1   8.8    8.5
  Residential Mortgages............   5,227.8   4,363.9   4,001.3  19.8    9.1
  Securitized ARM Loans............     431.4     536.6     919.3 (19.6) (41.6)
                                    --------- --------- --------- -----  -----
Total Real Estate Loans & ARMs.....  10,389.6   9,175.9   8,887.0  13.2    3.3
Personal Loans:
  Student Loans....................     185.2     257.9     268.8 (28.2)  (4.1)
  Other Personal Loans.............   1,060.5     947.0     885.3  12.0    7.0
                                    --------- --------- --------- -----  -----
Total Personal Loans...............   1,245.7   1,204.9   1,154.1   3.4    4.4
Lease Financing Receivables:
  Commercial.......................     353.2     335.0     329.6   5.4    1.6
  Personal.........................     585.3     370.1     202.4  58.2   82.8
                                    --------- --------- --------- -----  -----
Total Lease Financing Receivables..     938.5     705.1     532.0  33.1   32.5
                                    --------- --------- --------- -----  -----
Total Consolidated Average Loans,
 Leases & ARMs..................... $17,549.3 $15,445.8 $14,322.6  13.6%   7.8%
                                    ========= ========= ========= =====  =====
Total Consolidated Average Loans,
 Leases & ARMs
  Total Commercial Banking......... $ 9,944.6 $ 8,870.0 $ 7,910.5  12.1%  12.1%
  Total Retail Banking.............   7,604.7   6,575.8   6,412.1  15.6%   2.6%
                                    --------- --------- --------- -----  -----
Total Consolidated Average Loans,
 Leases & ARMs..................... $17,549.3 $15,445.8 $14,322.6  13.6%   7.8%
                                    ========= ========= ========= =====  =====
Total Consolidated Average Loans
 and Leases........................ $17,117.9 $14,909.2 $13,403.3  14.8%  11.2%
                                    ========= ========= ========= =====  =====

   Compared to 1999, average loans, leases and ARMs increased $2.1 billion or 13.6%. Total loan growth in commercial banking amounted to $1.1 billion or 12.1% and was driven by commercial loan growth of $616 million and commercial real estate loan and commercial real estate construction growth of $441 million. Retail banking loan growth amounted to $1.0 billion or 15.6 %. Home equity loans and lines accounted for $380 million, residential mortgages accounted for $484 million and lease financing receivables accounted for $215 million of the growth in retail loans. In the fourth quarter of 2000, the Corporation acquired $341 million of home equity loans and lines in support of its private-label banking services.

   Generally, the Corporation sells fixed rate residential real estate loans and in 2000 began selling a portion of ARM loan production in the secondary market. Residential real estate loans originated and sold to investors amounted to $0.6 billion in 2000 compared to $1.1 billion in 1999. As part of its announced balance sheet management restructuring, the Corporation sold $300.8 million of portfolio ARM loans. ARM loans transferred to available for sale securities late in 2000 amounted to $511 million. During the third quarter of 2000, the

Corporation began securitizing indirect automobile loans. Auto loans securitized and sold in 2000 amounted to $223 million. In addition, $149.9 million of student loans were sold in 2000. The Corporation anticipates that it will continue to divest of lower yielding assets through sale or securitization in future periods.

   The growth and composition of the Corporation's consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

                                                           Percent
                                                           Growth
                                                          -----------
                                                          2000   1999
                                                           vs     vs
                              2000      1999      1998    1999   1998
                            --------- --------- --------- ----   ----
Noninterest Bearing
  Commercial..............  $ 1,693.5 $ 1,720.3 $ 1,658.2 (1.6)%  3.7%
  Personal................      580.2     558.7     508.9  3.8    9.8
  Other...................      374.7     384.6     378.6 (2.6)   1.6
                            --------- --------- --------- ----   ----
Total Noninterest Bearing
 Deposits.................    2,648.4   2,663.6   2,545.7 (0.6)   4.6
Interest Bearing
  Savings and NOW.........    1,845.9   2,027.6   2,140.4 (9.0)  (5.3)
  Money Market............    5,241.8   4,830.2   4,135.1  8.5   16.8
  Other CDs & Time........    5,458.3   4,941.2   4,388.2 10.5   12.6
  CDs Greater than
   $100,000...............      872.8     817.9     816.5  6.7    0.2
  Brokered CDs............    1,430.6     876.4     731.3 63.2   19.8
                            --------- --------- --------- ----   ----
Total Interest Bearing
 Deposits.................   14,849.4  13,493.3  12,211.5 10.1   10.5
                            --------- --------- --------- ----   ----
Total Consolidated Average
 Deposits.................  $17,497.8 $16,156.9 $14,757.2  8.3%   9.5%
                            ========= ========= ========= ====   ====
Total Bank Issued
 Deposits.................  $13,775.6 $13,513.5 $13,194.5  1.9%   2.4%
Total Wholesale Deposits..    3,722.2   2,643.4   1,562.7 40.8   69.2
                            --------- --------- --------- ----   ----
Total Consolidated Average
 Deposits.................  $17,497.8 $16,156.9 $14,757.2  8.3%   9.5%
                            ========= ========= ========= ====   ====

   Due to strong earning asset growth, particularly loan growth, the Corporation continued to make greater use of wholesale deposits in 2000. Wholesale deposits increased $1.1 billion or 40.8%, of which, eurodollar term and overnight deposits, which are included in Other CDs & Time, accounted for $0.5 billion of the increase while brokered CDs increased $0.6 billion.

   Money market savings, especially money market index accounts exhibited the greatest growth in bank issued deposits in 2000 compared to 1999. Average bank issued money market savings increased $343 million or 8.1%. Average bank issued eurodollar activity and bank issued time deposits increased $80 million and $36 million, respectively while average savings and NOW decreased $182 million in 2000 compared to the prior year. As previously discussed, noninterest bearing deposits were relatively unchanged year over year.

   During 2000, M&I disposed of three branches. Deposits and loans aggregating approximately $111 million and $8 million, respectively were divested in 2000. As part of its private-label banking services, the Corporation acquired $354 million of deposits late in 2000.

   The net interest margin (FTE) as a percent of average earning assets was 3.08% in 2000 compared to 3.58% in 1999, a decrease of 50 basis points. The yield on earning assets increased 36 basis points from 7.43% in 1999 to 7.79% in 2000 while the cost of interest bearing liabilities increased 92 basis points from 4.57% in 1999 to 5.49% in 2000. The continued reliance on higher-cost funding sources and lower loan spreads resulted in the margin decline. Premium amortization associated with purchase accounting adjustments arising primarily from the 1997 acquisition of Security Capital Corporation (Security) was $3.9 million less in 2000 compared to the prior year due to slower prepayments.

   The yield on loans, leases and securitized ARMs was 8.13% in 2000 compared to 7.77% in 1999, an increase of 36 basis points. The increase in yield and the strong loan growth previously discussed contributed 90% of the increase in interest income on an FTE basis.

   The remaining increase in interest on earning assets was primarily attributable to investment securities. The total yield on the investment security portfolio, excluding securitized ARMs, increased by approximately 19 basis points in 2000 compared to 1999.

   The increase in the rates paid on interest bearing liabilities contributed approximately $161 million and the increase in volume accounted for approximately $122 million of the increase in interest paid on interest bearing liabilities in 2000 compared to the prior year. In addition to the use of higher-cost funds for earning asset growth, interest expense was adversely affected by the repurchase of treasury shares. The Corporation estimates that approximately $26.4 million of interest expense was attributable to the $471 million spent to repurchase common shares in 2000 and 1999.

   During 1999, the Corporation's banking affiliates began issuing bank notes. At December 31, 2000, bank notes, which are included in short-term borrowings and long-term borrowings, amounted to $1.4 billion. See Note 12, Short-term Borrowings, and Note 13, Long-term Borrowings, in Notes to Consolidated Financial Statements contained in Item 8 herein for further discussion regarding bank notes. During 2000, the Corporation filed a registration statement to issue up to $500 million of medium-term Series E notes. Approximately $21.2 million of the Corporation's other series medium-term notes matured in 2000.

   Throughout 2000 the Corporation employed a variety of derivative financial instruments in the form of receive fixed/pay floating interest rate swaps and interest rate floors designated as hedges against the interest rate volatility associated with variable rate assets and liabilities. See Note 18, Financial Instruments with Off-Balance Sheet Risk in Notes to Consolidated Financial Statements contained in Item 8 herein for further discussion regarding the Corporation's use of derivative financial instruments.

   For 2000, the effect on net interest income resulting from the derivative financial instruments designated as hedges was a negative $3.5 million compared with a positive $7.0 million in 1999.

   On January 1, 2001, the Corporation adopted the new accounting standard for accounting for derivative financial instruments and hedging activities as explained in Note 1 in Notes to Consolidated Financial Statements contained in
Item 8 herein. The new standard requires that those derivative instruments be recognized in the Corporation's Consolidated Balance Sheets as assets or liabilities at their fair value. The Corporation has determined that those freestanding derivatives previously designated as hedges will continue to be eligible for the special hedge accounting prescribed by the new standard. The impact resulting from the transition adjustment of adopting the new standard will be a charge to accumulated other comprehensive income (equity) of $10.2 million and a decrease to net income of $0.4 million which will be presented as a cumulative-type change in accounting. The Corporation does not expect that applying the new standard will result in a material difference to income compared to current accounting.

   The Corporation anticipates that the net interest margin will stabilize in 2001.

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

   The increase in the volume of interest bearing liabilities, primarily deposits and short-term borrowings accounted for the increase in interest paid on interest bearing liabilities in 1999. In addition to the use of wholesale deposits to fund earning asset growth, the costs of acquisitions and the repurchase of treasury shares adversely affected interest expense. The Corporation estimates that approximately $9.3 million of interest expense is attributable to common shares repurchased in 1999.

   During 1999, eight of the Corporation's banking affiliates began issuing bank notes. At December 31, 1999, bank notes, which are included in short-term borrowings, amounted to $550 million. During 1999, the Corporation issued $75 million of Series D medium-term notes which were used, in part, to refinance maturities of medium-term notes in 1999.

   At December 31, 1999, the Corporation had receive fixed/pay floating interest rate swaps and interest rate floors designated as hedges against the interest rate volatility associated with variable rate loans, brokered callable CDs, brokered callable step-up CDs, retail callable CDs and equity index CDs. See Note 18, Financial Instruments with Off-Balance Sheet Risk in Notes to Consolidated Financial Statements contained in Item 8 herein for further discussion regarding the Corporation's use of derivative financial instruments.

   For 1999, the effect on net interest income resulting from the derivative financial instruments designated as hedges was a positive $7.0 million compared with a positive $5.1 million in 1998.

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

          Average Balance Sheets and Analysis of Net Interest Income

   The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table. Securitized ARM loans that are classified as investment securities available for sale are included with loans and leases to provide a more meaningful comparison ($ in thousands):

                                      2000                             1999                             1998
                         -------------------------------- -------------------------------- --------------------------------
                                       Interest  Average                Interest  Average                Interest  Average
                           Average     Earned/   Yield or   Average     Earned/   Yield or   Average     Earned/   Yield or
                           Balance       Paid    Cost (3)   Balance       Paid    Cost (3)   Balance       Paid    Cost (3)
                         -----------  ---------- -------- -----------  ---------- -------- -----------  ---------- --------
Loans, leases, and
 securitized ARMs
 (1,2).................  $17,549,271  $1,426,750   8.13%  $15,445,809  $1,198,505   7.77%  $14,322,551  $1,156,569   8.09%
Investment securities:
 Taxable...............    3,632,411     239,509   6.49     3,671,914     229,909   6.26     3,398,414     211,562   6.26
 Tax exempt (1)........    1,327,159      94,371   7.16     1,217,847      85,552   7.13     1,078,333      77,212   7.44
Interest bearing
 deposits in other
 banks.................       24,850       2,066   8.31        21,566       1,184   5.49        28,704       1,466   5.11
Funds sold and security
 resale agreements.....       99,126       6,429   6.49        68,764       3,758   5.47        38,738       2,218   5.73
Trading securities (1).       30,926       1,523   4.92        37,277       1,894   5.08        43,404       2,225   5.13
Other short-term
 investments...........      141,511       8,363   5.91        95,775       4,515   4.71       179,607       8,982   5.00
                         -----------  ----------   ----   -----------  ----------   ----   -----------  ----------   ----
   Total interest
    earning assets.....   22,805,254   1,779,011   7.79%   20,558,952   1,525,317   7.43%   19,089,751   1,460,234   7.68%
Cash and demand
 deposits due from
 banks.................      615,015                          638,399                          652,988
Premises and equipment,
 net...................      376,286                          360,624                          357,040
Other assets...........    1,478,688                        1,371,488                          906,850
Allowance for loan and
 lease losses..........     (233,466)                        (228,500)                        (216,456)
                         -----------                      -----------                      -----------
   Total assets........  $25,041,777                      $22,700,963                      $20,790,173
                         ===========                      ===========                      ===========
Money market savings
 deposits..............  $ 5,241,772  $  277,813   5.30%  $ 4,830,159  $  205,148   4.25%  $ 4,135,143  $  184,621   4.46%
Savings and interest
 bearing demand
 deposits..............    1,845,916      29,812   1.62     2,027,658      33,525   1.65     2,140,380      43,174   2.02
Other time deposits....    5,458,234     318,229   5.83     4,941,175     254,965   5.16     4,388,152     246,800   5.62
CDs greater than $100,
 brokered and callable
 CDs...................    2,303,442     146,162   6.35     1,694,301      92,226   5.44     1,547,816      89,945   5.81
                         -----------  ----------   ----   -----------  ----------   ----   -----------  ----------   ----
Total interest bearing
 deposits..............   14,849,364     772,016   5.20    13,493,293     585,864   4.34    12,211,491     564,540   4.62
Short-term borrowings..    3,538,846     224,187   6.34     2,803,834     142,294   5.07     2,357,161     126,624   5.37
Long-term borrowings...    1,178,805      78,773   6.68     1,009,132      63,145   6.26     1,046,321      66,810   6.39
                         -----------  ----------   ----   -----------  ----------   ----   -----------  ----------   ----
   Total interest
    bearing
    liabilities........   19,567,015   1,074,976   5.49%   17,306,259     791,303   4.57%   15,614,973     757,974   4.85%
Noninterest bearing
 deposits..............    2,648,419                        2,663,609                        2,545,724
Other liabilities......      678,269                          558,978                          496,439
Shareholders' equity...    2,148,074                        2,172,117                        2,133,037
                         -----------                      -----------                      -----------
   Total liabilities
    and shareholders'
    equity.............  $25,041,777                      $22,700,963                      $20,790,173
                         ===========                      ===========                      ===========
   Net interest income.               $  704,035                       $  734,014                       $  702,260
                                      ==========                       ==========                       ==========
   Net yield on
    interest earning
    assets.............                            3.08%                            3.58%                            3.69%
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

          Analysis of Changes in Interest Income and Interest Expense

   The effect on interest income and interest expense due to volume and rate changes in 2000 and 1999 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

                                2000 versus 1999                1999 versus 1998
                         ------------------------------- -------------------------------
                         Increase (Decrease)             Increase (Decrease)
                          Due to Change in                Due to Change in
                         -------------------             -------------------
                          Average   Average    Increase   Average   Average    Increase
                         Volume (2)   Rate    (Decrease) Volume (2)   Rate    (Decrease)
                         ---------- --------  ---------- ---------- --------  ----------
Interest on earning
 assets:
  Loans, leases, and
   securitized ARMs (1).  $163,952  $ 64,293   $228,245   $ 91,738  $(49,802)  $41,936
Investment securities:
  Taxable...............     1,066     8,534      9,600     18,372       (25)   18,347
  Tax-exempt (1)........     8,421       398      8,819     12,065    (3,725)    8,340
Interest bearing
 deposits in other
 banks..................       180       702        882       (365)       83      (282)
Funds sold and security
 resale agreements......     1,661     1,010      2,671      1,720      (180)    1,540
Trading securities (1)..      (323)      (48)      (371)      (314)      (17)     (331)
Other short-term
 investments............     2,154     1,694      3,848     (4,192)     (275)   (4,467)
                          --------  --------   --------   --------  --------   -------
    Total interest
     income change......  $177,111  $ 76,583   $253,694   $119,024  $(53,941)  $65,083
                          ========  ========   ========   ========  ========   =======
Expense on interest
 bearing liabilities:
  Money market savings
   deposits.............  $ 17,494  $ 55,171   $ 72,665   $ 30,998  $(10,471)  $20,527
  Savings and interest
   bearing demand
   deposits.............    (2,999)     (714)    (3,713)    (2,277)   (7,372)   (9,649)
  Other time deposits...    26,680    36,584     63,264     31,080   (22,915)    8,165
  CDs greater than $100,
   brokered and callable
   CDs..................    33,137    20,799     53,936      8,511    (6,230)    2,281
                          --------  --------   --------   --------  --------   -------
  Total interest bearing
   deposits.............    74,312   111,840    186,152     68,312   (46,988)   21,324
  Short-term borrowings.    37,265    44,629     81,894     23,986    (8,316)   15,670
  Long-term borrowings..    10,622     5,005     15,627     (2,376)   (1,289)   (3,665)
                          --------  --------   --------   --------  --------   -------
    Total interest
     expense change.....  $122,199  $161,474   $283,673   $ 89,922  $(56,593)  $33,329
                          ========  ========   ========   ========  ========   =======

--------
Notes:
(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2) Based on average balances excluding fair value adjustments for available for sale securities.

         Summary of Loan and Lease Loss Experience and Credit Quality

   The following tables present comparative credit quality information as of and for the year ended December 31, 2000, as well as the preceding four years:

                    Consolidated Credit Quality Information
                             December 31, ($000's)

                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
Nonperforming Assets by Type
Loans and Leases:
  Nonaccrual.................  $121,425  $106,387  $101,346  $ 66,945  $ 63,459
  Renegotiated...............       614       708       978     1,338     1,819
  Past Due 90 Days or More...     7,371     9,975     7,631     8,238     7,366
                               --------  --------  --------  --------  --------
  Total Nonperforming Loans
   and Leases................   129,410   117,070   109,955    76,521    72,644
Other Real Estate Owned......     3,797     6,230     8,751    15,573     8,052
                               --------  --------  --------  --------  --------
    Total Nonperforming
     Assets..................  $133,207  $123,300  $118,706  $ 92,094  $ 80,696
                               ========  ========  ========  ========  ========
Allowance for Loan and Lease
 Losses......................  $235,115  $225,862  $226,052  $208,651  $161,659
                               ========  ========  ========  ========  ========
Consolidated Statistics
Net Charge-offs to Average
 Loans and Leases............      0.12%     0.17%     0.07%     0.12%     0.21%
Total Nonperforming Loans and
 Leases to Total Loans and
 Leases......................      0.74      0.72      0.79      0.58      0.74
Total Nonperforming Assets to
 Total Loans and Leases and
 Other Real Estate Owned.....      0.76      0.75      0.85      0.70      0.82
Allowance for Loan and Lease
 Losses to Total Loans and
 Leases......................      1.34      1.38      1.62      1.59      1.64
Allowance for Loan and Lease
 Losses to Nonperforming
 Loans and Leases............       182       193       206       273       223

           Major Categories of Nonaccrual Loans and Leases ($000's)

                                 December 31, 2000               December 31, 1999
                          ------------------------------- -------------------------------
                                       % of       % of                 % of       % of
                          Nonaccrual Loan Type Nonaccrual Nonaccrual Loan Type Nonaccrual
                          ---------- --------- ---------- ---------- --------- ----------
Commercial and Lease
 Financing..............   $ 51,886     0.9%      42.7%    $ 56,806     1.1%      53.4%
Real Estate
Construction and Land
 Development............      2,896     0.5        2.4        2,609     0.5        2.5
Commercial Real Estate..     35,011     0.7       28.9       19,668     0.5       18.5
Residential Real Estate.     29,895     0.7       24.6       25,901     0.5       24.3
                           --------     ---      -----     --------     ---      -----
    Total Real Estate...     67,802     0.7       55.9       48,178     0.5       45.3
Personal and Lease
 Financing..............      1,737     0.1        1.4        1,403     0.1        1.3
                           --------     ---      -----     --------     ---      -----
    Total...............   $121,425     0.7%     100.0%    $106,387     0.7%     100.0%
                           ========     ===      =====     ========     ===      =====

  Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000's)

                                   2000      1999     1998     1997     1996
                                 --------  -------- -------- -------- --------
Allowance for Loan and Lease
 Losses
 At Beginning of Year........... $225,862  $226,052 $208,651 $161,659 $166,815
Provision for Loan and Lease
 Losses.........................   30,352    25,419   27,090   17,633   15,634
Allowance of Banks and Loans
 Acquired.......................    1,270       --       --    42,773      --
Allowance Transfer for Loan
 Securitizations................   (1,022)      --       --       --      (440)
Loans and Leases Charged-off:
  Commercial....................   10,623    17,275    6,401    8,474   16,294
  Real Estate--Construction.....        4       157      352       87       13
  Real Estate--Mortgage.........    9,848     5,719    5,115    3,907    3,446
  Personal......................    8,216     7,121    7,886    7,868    6,390
  Leases........................    1,327     2,285    1,191    1,166    2,397
                                 --------  -------- -------- -------- --------
Total Charge-offs...............   30,018    32,557   20,945   21,502   28,540
Recoveries on Loans and Leases:
  Commercial....................    4,696     2,696    6,708    4,176    3,231
  Real Estate--Construction.....       57         6      164       53        9
  Real Estate--Mortgage.........    1,458     1,413    1,369    1,097    2,483
  Personal......................    2,199     2,244    2,690    2,501    2,355
  Leases........................      261       589      325      261      112
                                 --------  -------- -------- -------- --------
Total Recoveries................    8,671     6,948   11,256    8,088    8,190
                                 --------  -------- -------- -------- --------
Net Loans and Leases Charged-
 off............................   21,347    25,609    9,689   13,414   20,350
                                 --------  -------- -------- -------- --------
Allowance for Loan and Lease
 Losses
 at End of Year................. $235,115  $225,862 $226,052 $208,651 $161,659
                                 ========  ======== ======== ======== ========

   Nonperforming assets consist of nonperforming loans and other real estate owned (OREO).

   OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. OREO acquired in satisfaction of debts amounted to $2.7 million, $5.1 million and $5.6 million at December 31, 2000, 1999 and 1998 respectively. Branch premises held for sale amounted to $1.1 million, $1.1 million and $3.2 million at the end of 2000, 1999 and 1998, respectively.

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

   At December 31, 2000, nonperforming loans and leases amounted to $129.4 million or 0.74% of consolidated loans and leases compared to $117.1 million or 0.72% at December 31, 1999 and $110.0 million or 0.79% at December 31, 1998. Nonaccrual loans increased $15.0 million at year end 2000 compared to year end 1999. Nonaccrual commercial mortgages accounted for $15.3 million of the increase. Nonaccrual loans associated with the cranberry industry amounted to $13.8 million or approximately 11% of total nonaccrual loans at December 31, 2000. Nonaccrual residential real estate and other nonaccrual personal loans were $31.6 million at December 31, 2000, an increase of $4.3 million over the prior year. This increase was offset by a decline in commercial loans and leases of $4.9 million.

   Net charge-offs amounted to $21.3 million or 0.12% of average loans and leases in 2000 compared with $25.6 million or 0.17% of average loans and leases in 1999 and $9.7 million or 0.07% of average loans and leases in 1998. Cranberry industry related net charge-offs amounted to $6.2 million or 29% of total net charge-offs in 2000. The Corporation does not anticipate further losses in this sector.

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

   Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $235.1 million at December 31, 2000 compared to $225.9 million at December 31, 1999 and $226.1 million at December 31, 1998. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the current year, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the slowing of economic prosperity.

   The resulting provision for loan and lease losses amounted to $30.4 million for the twelve months ended December 31, 2000, while net charge-offs totaled $21.3 million.

   Charge-offs for 2001 will continue to be affected by the various factors previously discussed. The Corporation anticipates charge-off levels will continue at recent historical levels. However, negative economic events, adverse developments in industry segments within the portfolio, or deterioration of a large loan or loans could have significant adverse impacts on the loss levels. There are no known material loans believed to be in imminent danger of deteriorating or defaulting which would give rise to a large near-term charge-off.

                                 Other Income

   Total other income amounted to $928.3 million in 2000 compared to $878.5 million in 1999. Excluding securities losses of $50.6 million associated with the realignment of investment securities previously discussed, total other income in 2000 amounted to $978.9 million or an increase of $100.4 million or 11.4%.

   In July 2000, the Corporation created an independent subsidiary Metavante Corporation ("Metavante") which consisted of the former Data Services Division of the Corporation except for the payment services or item processing line of business which was transferred to its banking segment. Metavante was created in contemplation of a planned IPO and organized to better reflect its technology-focused business. Data processing services revenue in the Consolidated Statements of Income contained in Item 8 herein have been reclassified to reflect the organizational change and to conform data processing services revenue types to the way it was presented in Metavante's initial registration statement.

   Total data processing services revenue amounted to $546.0 million in 2000 compared to $494.8 million in 1999, an increase of $51.2 million or 10.4%. Account processing fees increased $50.8 million or 15.0% and reflects a full year of revenue from the electronic banking services and plastic card personalization and procurement services acquisitions in 1999 as well as growth in electronic payment services and electronic funds transfer services. Other data services revenue increased $2.2 million. Buyout fees, which vary period to period, increased $13.5 million primarily due to one large fee recognized in the third quarter of 2000 as a result of an acquisition. Equipment sales were $10.4 million lower in 2000 compared to 1999.

   Item processing revenue increased $11.2 million due to the addition of a large customer that converted its item processing in the fourth quarter of 1999.

   Fees from trust services were $117.7 million in 2000 compared to $101.0 million in 1999, an increase of $16.7 million or 16.6%. All product lines reflected revenue growth. At December 31, 2000 total trust assets were $1.2 billion higher than the previous year. Assets under management increased $1.0 billion or 9% and proprietary mutual fund balances increased $0.5 billion or 11%.

   Mortgage banking revenue was $16.7 million in 2000 compared with $27.3 million in 1999, a decrease of $10.6 million. Gains from sales of mortgages to the secondary market and mortgage related fees declined $9.6 million and loan servicing fees decreased $1.0 million.

   Capital markets revenue increased $7.6 million in 2000 compared to the prior year. Net gains from the sale of investments, which vary from period to period, accounted for $7.8 million of the increase.

   In addition to the increase in net realizable value, life insurance revenue in 2000 includes death benefit gains of $0.6 million.

   Net securities gains in 2000 excluding the effect of the losses incurred from the investment security portfolio re-alignment previously discussed, amounted to $1.1 million and principally represents gains from the sale of certain equity securities by the banking segment.

   Other noninterest income amounted to $121.7 million in 2000 compared to $109.6 million in 1999, an increase of $12.1 million. Revenue associated with auto securitizations which began in 2000 amounted to $3.9 million. Gains from the sale of branches and other assets sales were $7.2 million greater in 2000 compared to 1999. Other increases in commissions and fees in 2000 offset the death benefit gain on life insurance policies of $6.0 million recognized in 1999.

   Total other income amounted to $878.5 million in 1999 compared to $794.5 million in 1998, an increase of $84.0 million or 10%.

   Total data processing services revenue increased $72.9 million or 17.3% from $421.9 million in 1998 to $494.8 million in the current year. Account processing fees increased $90.7 million. Revenues associated with acquisitions and a joint venture accounted for $46.6 million of the increase. Revenue from electronic funds distribution increased $11.6 million while revenue from other e-commerce related activities increased $6.0 million. The remainder of the increase in revenue was attributable to traditional processing.

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

   Other noninterest income amounted to $109.6 million in 1999 compared to $91.7 million in 1998, an increase of $17.9 million. Deposit premiums from the sale of eight branches amounted to $7.8 million. Death benefit gains from life insurance policies amounted to $6.0 million.

                                 Other Expense

   Total other expense amounted to $1,100.7 million in 2000, an increase of $70.2 million or 6.8% from $1,030.5 million in 1999.

   In July, 2000, the Corporation announced the planned IPO of Metavante, its plan to reduce the number of banking charters under which it operates and the sale of assets and investment portfolio realignment. Losses from the investment portfolio realignment of $50.6 million were previously discussed in Other Income.

   The line Single Charter / IPO / Arm Loan Sales in the Consolidated Statements of Income contained in Item 8 reflect the costs incurred for these initiatives and include the following:

  Losses from the sale of portfolio ARM loans amounted to $3.1 million.

  IPO expenses amounted to $4.5 million. Such expenses included registration costs and professional fees incurred in preparation of an initial registration statement as well as professional fees for tax and benefit plan consulting, market assessments, other strategic consulting and name change. Such expenses also included costs that normally would be netted against the IPO proceeds had it proceeded as originally planned.

  Single Charter expenses amounted to $9.1 million and consist of the cost of programming changes required to support operations and processes to achieve the scale required in the single charter environment, consulting fees and other professional fees, costs incurred to eliminate duplicate loan and deposit customer's accounts and other affiliate shareholder matters and costs associated with employee relocation, retention and severance. The first charter merger was completed in the fourth quarter of 2000.

   Total costs for the single charter and IPO were originally estimated to be approximately $19.0 million (after-tax) beginning in the third quarter of 2000 and in subsequent quarters throughout 2001 as incurred. The Corporation continues to believe the estimate is reasonable.

   Excluding the above, operating expenses amounted to $1,084.0 in 2000 compared to $1,030.5 in 1999, an increase of $53.5 million or 5.2%.

   The increase in expenses is primarily attributable to the Corporation's nonbanking businesses, particularly its data processing business segment ("Metavante"). Metavante's expense growth of approximately $30.3 million or 6.4% in 2000 compared to 1999 represents approximately 57% of the Corporations total operating expense growth.

   Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding special charges) divided by the sum of total other income (excluding securities gains or losses other than Capital Markets revenue) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the years ended December 31, 2000, 1999, and 1998 were:

                         Efficiency Ratios                     2000  1999  1998
                         -----------------                     ----- ----- -----
      Consolidated Corporation................................ 64.4% 63.7% 64.1%
      Consolidated Corporation Excluding Data Services:
        Including Intangible Amortization..................... 54.8% 53.5% 54.7%
        Excluding Intangible Amortization..................... 52.6% 50.8% 49.9%

   Total salaries and benefits expense amounted to $623.4 million for 2000 compared to $583.7 million in 1999, an increase of $39.7 million or 6.8%. Metavante contributed approximately $40.5 million to the increase. Compared to 1999, Metavante had over 500 more full-time equivalent employees and contract programmers in 2000 in response to the continued growth in the electronic banking and electronic payment services businesses. Salaries and benefits of the Corporation's banking segment increased $10.3 million or 4.5%. Incentive compensation based on the Corporation's common stock performance decreased $11.3 million.

   Metavante's expense growth, driven in part by continued investment in infrastructure, accounted for $16.5 million or all of the corporate-wide expense growth in net occupancy, equipment, software, processing, supplies and printing and professional services.

   The increase in shipping and handling reflects the increase in item processing revenue especially from a large new customer as previously discussed.

   Amortization of intangibles decreased $5.6 million. Amortization of core deposit premiums decreased $2.9 million. A decrease in goodwill and other amortization associated with acquisitions by Metavante were partially offset by increases in amortization of mortgage loan and auto loan servicing rights.

   Other expenses amounted to $101.6 million in 2000 compared to $104.9 million in the prior year, a decrease of $3.3 million or 3.2%. Auto lease residual impairment and off-lease inventory write-downs in 2000 amounted to $8.6 million.

   Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. The amount of capitalized software development costs and capitalized conversion costs net of their respective amortization increased $11.4 million and $1.6 million in 2000 compared to 1999.

   Total other expense amounted to $1,030.5 million in 1999, an increase of $75.6 million or 7.9% from $954.8 million, before merger/restructuring expense in 1998. Including these charges, total other expense for 1998 amounted to $978.2 million. The merger/restructuring expense of $23.4 million in 1998 relates to the merger with Advantage.

   The increase in expenses is primarily attributable to the Corporation's nonbanking businesses, particularly its data processing business segment. Metavante's expense growth of $53.2 million or 12.8% in 1999 compared to 1998 represents approximately 69% of the Corporations total operating expense growth and reflects the cost of adding processing capacity and other related costs associated with increased revenue growth including the impact of acquisitions as well as continued work on Year 2000.

   Total salaries and benefits expense amounted to $583.7 million for 1999 compared to $523.6 million in 1998, an increase of $60.1 million or 11.5%. The data processing segment contributed approximately $33.5 million or 56% of the increase. Salaries and benefits of the Corporation's banking segment increased $11.9 million or 5.5%. Incentive compensation based on the Corporation's common stock performance increased $10.7 million.

   Metavante's expense growth accounted for $16.6 million or 69% of the corporate-wide expense growth in net occupancy, equipment, software, processing, supplies and printing and shipping and handling.

   Professional services increased $9.8 million or 38.5% over 1998. Metavante accounted for $5.5 million of the increase. Banking and all others which includes internet lending and deposit software development and enhancements and fees associated with the moving from NASDAQ to the New York Stock Exchange accounted for the remainder of the increase.

   Amortization of intangibles decreased $4.4 million. Amortization of core deposit premiums decreased $3.8 million. Amortization of mortgage servicing rights decreased $8.5 million which reflects the slowing of prepayment activity in 1999. Goodwill amortization increased $8.0 million.

   Other expenses amounted to $104.9 million in 1999 compared to $118.9 million in the prior year, a decrease of $14.0 million or 11.7%. Cost of equipment sales declined $8.0 million while the cost of card plastic sales increased $2.2 million.

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

                             Income Tax Provision

   The provision for income taxes was $152.9 million in 2000, $173.4 million in 1999 and $164.0 million in 1998. The effective tax rate in 2000 was 32.5% compared to 32.9% in 1999 and 35.2% in 1998. The decrease in the effective rate in 1999 is due to the increase in tax-exempt income.

                               Capital Resources

   Shareholders' equity was $2.24 billion or 8.6% of total consolidated assets at December 31, 2000, compared to $2.12 billion or 8.7% of total consolidated assets at December 31, 1999. The increase associated with earnings, net of dividends paid, and the increase in the fair value of securities available for sale net of related tax effects was offset by the effect of treasury share repurchases. The increase in the fair value of securities available for sale net of related tax effects of $70.9 million reflects, in part, the securities investment portfolio realignment previously discussed.

   The Corporation and its affiliates continue to have a strong capital base and the Corporation's regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 14 to the Consolidated Financial Statements contained in Item 8 herein for the Corporation's comparative capital ratios and the capital ratios of its significant subsidiaries.

   The Corporation's subsidiaries, primarily its banking subsidiaries, are restricted by regulations from making distributions above prescribed amounts. In addition, banking subsidiaries are limited in making loans and advances to the Corporation. At December 31, 2000, approximately $222.8 million and $114.8 million were available for distribution without regulatory approval from the Corporation's banking and nonbanking subsidiaries, respectively.

   Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

   The Corporation has a Stock Repurchase Program under which up to 6 million shares can be repurchased annually. During 2000 and 1999, the Corporation repurchased 3.2 and 5.1 million shares at an aggregate cost of $156.3 and $317.1 million, respectively.

   During 1999, the holder of the Corporation's Series A convertible preferred stock converted 348,944 shares of Series A into 3,832,957 shares of common stock which were issued from the Corporation's treasury stock.

                                 Metavante IPO

   In July 2000, the Corporation announced that it had filed a registration statement with the Securities and Exchange Commission for the IPO of its Metavante subsidiary. In November 2000, the Corporation withdrew the IPO due to adverse market conditions and the near term slow down in financial account processing markets.

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

   The transition to Year 2000 was successful and there were no material adverse consequences to its systems or customers during the transition.

   The majority of Metavante's contracts did not provide for additional reimbursement over and above the previously contracted maintenance amounts. The Corporation estimates that the total net direct cost for the year 2000 effort was approximately $37.4 million with Metavante representing approximately 94% of that amount. Approximately $12.1 million was expensed in 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk through trading and other than trading activities. While market risk that arises from trading activities in the form of foreign exchange and interest rate risk is immaterial to the Corporation, market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. For additional information on the Corporation's derivative financial instruments and foreign exchange position, see Note 18 to the Consolidated Financial Statements contained in Item 8 herein.

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

   This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation's budgeted pre-tax income for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios--a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2000:

      Hypothetical Change in Interest                            Impact to 2001
                   Rates                                         Pretax Income
      -------------------------------                            --------------
      100 basis point gradual rise in rates.....................     (6.4%)
      100 basis point gradual decline in rates..................      5.3%

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

   Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of December 31, 2000 the fair value of equity at risk for a gradual 100bp shift in rates was less than 0.5% of the market value of the Corporation.

   The Corporation uses derivative financial instruments to manage interest rate exposure. Such derivatives consisted of $1.5 billion in notional amount of interest rate swaps and $275 million in notional amount of interest rate floors at December 31, 2000, respectively. A small amount of derivatives are sold to customers where the Corporation acts as an intermediary. The Corporation through its trading accounts matches off these instruments in order to minimize exposure to market risks. Customer interest rate derivatives held for trading amounted to $126 million of notional value, consisting of $63 million in notional value of receive fixed and $63 million in notional value of pay fixed interest rate swaps as of December 31, 2000. As part of its auto securitization activities, the Corporation has entered into a balance guaranteed receive fixed / pay floating interest rate swap which is designated as a trading activity for accounting purposes. At December 31, 2000, the notional value and fair value were $202.9 million and $1.9 million, respectively.

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

   M&I Trust Services administers nearly $59 billion in assets and directly manages a portfolio of more than $12 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                          Consolidated Balance Sheets
                     December 31 ($000's except share data)

                                                          2000        1999
                                                       ----------- -----------
Assets
Cash and Cash Equivalents:
  Cash and Due from Banks............................. $   760,103 $   705,293
  Federal Funds Sold and Security Resale Agreements...      54,443     101,922
  Money Market Funds..................................      50,147      72,641
                                                       ----------- -----------
    Total Cash and Cash Equivalents...................     864,693     879,856
Investment Securities:
  Trading Securities, at Market Value.................      15,317      40,334
  Interest Bearing Deposits at Other Banks............      43,528       6,828
  Available for Sale, at Market Value.................   4,735,722   4,357,196
  Held to Maturity, Market Value $1,124,756
   ($1,137,126 in 1999)...............................   1,112,545   1,170,734
                                                       ----------- -----------
    Total Investment Securities.......................   5,907,112   5,575,092
Loans and Leases, Net of Unearned Income of $215,125
 ($157,499 in 1999)...................................  17,587,087  16,335,061
Less: Allowance for Loan and Lease Losses.............     235,115     225,862
                                                       ----------- -----------
    Net Loans and Leases..............................  17,351,972  16,109,199
Premises and Equipment................................     392,995     370,534
Goodwill and Core Deposit Intangibles.................     310,930     347,489
Other Intangibles.....................................      34,354      18,927
Accrued Interest and Other Assets.....................   1,215,683   1,068,626
                                                       ----------- -----------
    Total Assets...................................... $26,077,739 $24,369,723
                                                       =========== ===========
Liabilities and Shareholders' Equity
Deposits:
  Noninterest Bearing................................. $ 3,129,834 $ 2,830,960
  Interest Bearing....................................  16,118,793  13,604,222
                                                       ----------- -----------
    Total Deposits....................................  19,248,627  16,435,182
Short-term Borrowings.................................   2,814,731   4,540,255
Accrued Expenses and Other Liabilities................     850,916     612,336
Long-term Borrowings..................................     921,276     665,024
                                                       ----------- -----------
    Total Liabilities.................................  23,835,550  22,252,797
Shareholders' Equity:
  Series A Convertible Preferred Stock, $1.00 par
   value, 2,000,000 Shares Authorized; 336,370 Shares
   Issued; Liquidation Preference $33,637.............         336         336
  Common Stock, $1.00 par value, 320,000,000
   (160,000,000 in 1999) Shares Authorized;
   112,757,546 Shares Issued..........................     112,757     112,757
  Additional Paid-in Capital..........................     452,212     457,097
  Retained Earnings...................................   2,117,759   1,914,128
  Net Unrealized Securities Gains/(Losses), Net of
   Taxes..............................................      38,127     (32,749)
  Less: Treasury Stock, at Cost, 9,910,839 Shares
   (6,941,684 in 1999)................................     458,472     314,513
    Deferred Compensation.............................      20,530      20,130
                                                       ----------- -----------
    Total Shareholders' Equity........................   2,242,189   2,116,926
                                                       ----------- -----------
    Total Liabilities and Shareholders' Equity........ $26,077,739 $24,369,723
                                                       =========== ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       Consolidated Statements of Income
               Years ended December 31 ($000's except share data)

                                                 2000        1999        1998
                                              ----------  ----------  ----------
Interest Income
Loans and Leases............................  $1,391,651  $1,156,775  $1,085,829
Investment Securities:
 Taxable....................................     272,536     269,668     280,377
 Exempt from Federal Income Taxes...........      65,429      58,820      52,969
Trading Securities..........................       1,508       1,864       2,203
Short-term Investments......................      16,858       9,457      12,666
                                              ----------  ----------  ----------
   Total Interest Income....................   1,747,982   1,496,584   1,434,044
Interest Expense
Deposits....................................     772,016     585,864     564,540
Short-term Borrowings.......................     224,187     142,294     126,624
Long-term Borrowings........................      78,773      63,145      66,810
                                              ----------  ----------  ----------
   Total Interest Expense...................   1,074,976     791,303     757,974
                                              ----------  ----------  ----------
Net Interest Income.........................     673,006     705,281     676,070
Provision for Loan and Lease Losses.........      30,352      25,419      27,090
                                              ----------  ----------  ----------
Net Interest Income After Provision for Loan
 and Lease Losses...........................     642,654     679,862     648,980
Other Income
Data Processing Services:
 Account Processing Fees....................     390,760     339,914     249,210
 Professional Services Fees.................      74,032      79,127      80,893
 Software Revenues..........................      38,061      34,806      36,420
 Other Revenues.............................      43,188      40,969      55,422
                                              ----------  ----------  ----------
Total Data Processing Services..............     546,041     494,816     421,945
Item Processing.............................      51,409      40,169      41,003
Internet Banking............................       2,481       1,861          59
Trust Services..............................     117,680     100,963      88,496
Service Charges on Deposits.................      73,866      69,699      61,730
Mortgage Banking............................      16,695      27,317      53,655
Capital Markets Revenue.....................      20,005      12,439      24,860
Net Investment Securities (Losses)/Gains....     (49,515)     (4,083)      7,145
Life Insurance Revenue......................      27,993      25,767       3,893
Other.......................................     121,697     109,597      91,714
                                              ----------  ----------  ----------
   Total Other Income.......................     928,352     878,545     794,500
Other Expense
Salaries and Employee Benefits..............     623,360     583,659     523,606
Net Occupancy...............................      55,226      49,225      44,181
Equipment...................................     113,373     107,670     103,180
Software Expenses...........................      30,011      26,972      22,181
Processing Charges..........................      32,093      30,324      25,286
Supplies and Printing.......................      19,891      19,364      18,679
Professional Services.......................      33,966      35,086      25,326
Shipping and Handling.......................      41,964      35,181      31,066
Amortization of Intangibles.................      32,478      38,046      42,457
Single Charter/IPO/Arm Loan Sales...........      16,678         --          --
Merger/Restructuring........................         --          --       23,373
Other.......................................     101,616     104,941     118,860
                                              ----------  ----------  ----------
   Total Other Expense......................   1,100,656   1,030,468     978,195
                                              ----------  ----------  ----------
Income Before Income Taxes and Cumulative
 Effect of Changes in Accounting Principles.     470,350     527,939     465,285
Provision for Income Taxes..................     152,948     173,428     163,962
                                              ----------  ----------  ----------
Income Before Cumulative Effect of Changes
 in Accounting Principles...................     317,402     354,511     301,323
Cumulative Effect of Changes in Accounting
 Principles, Net of Income Taxes............      (2,279)        --          --
                                              ----------  ----------  ----------
Net Income..................................  $  315,123  $  354,511  $  301,323
                                              ==========  ==========  ==========
Net Income Per Common Share
Basic:
 Income Before Cumulative Effect of Changes
  in Accounting Principles..................  $     3.01  $     3.32  $     2.79
 Cumulative Effect of Changes in Accounting
  Principles................................       (0.02)        --          --
                                              ----------  ----------  ----------
 Net Income.................................  $     2.99  $     3.32  $     2.79
                                              ==========  ==========  ==========
Diluted:
 Income Before Cumulative Effect of Changes
  in Accounting Principles..................  $     2.91  $     3.14  $     2.61
 Cumulative Effect of Changes in Accounting
  Principles................................       (0.02)        --          --
                                              ----------  ----------  ----------
 Net Income.................................  $     2.89  $     3.14  $     2.61
                                              ==========  ==========  ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                     Consolidated Statements of Cash Flows
                        Years ended December 31 ($000's)

                                             2000         1999         1998
                                          -----------  -----------  -----------
Cash Flows From Operating Activities:
Net Income..............................  $   315,123  $   354,511  $   301,323
Adjustments to Reconcile Net Income to
 Net Cash Provided by
 Operating Activities:
  Depreciation and Amortization.........       69,197       86,156      111,392
  Provision for Loan and Lease Losses...       30,352       25,419       27,090
  Losses/(Gains) on Sales of Assets.....        7,047      (42,522)     (77,183)
  Proceeds from Sales of Trading
   Securities and Loans Held for Resale.    4,529,322    4,766,956    5,211,992
  Purchases of Trading Securities and
   Loans Held for Resale................   (3,952,604)  (4,606,316)  (5,245,240)
  Other.................................           30       40,011      (59,464)
                                          -----------  -----------  -----------
    Total Adjustments...................      683,344      269,704      (31,413)
                                          -----------  -----------  -----------
Net Cash Provided by Operating
 Activities.............................      998,467      624,215      269,910
Cash Flows From Investing Activities:
Net (Increase) Decrease in Shorter Term
 Securities.............................          --        21,400      (14,450)
Proceeds from Maturities of Longer Term
 Securities.............................      735,750    1,026,967    1,461,553
Proceeds from Sales of Securities
 Available for Sale.....................    1,538,995      116,823      160,474
Purchases of Longer Term Securities.....   (2,030,760)  (1,681,037)  (1,054,290)
Decrease in Loans Due to Divestitures...        8,352       30,817          --
Net Increase in Loans...................   (1,721,384)  (2,342,319)  (1,016,336)
Purchases of Assets to be Leased........     (573,833)    (429,345)    (317,862)
Principal Payments on Lease Receivables.      360,992      294,891      242,227
Purchases of Premises and Equipment,
 Net....................................      (78,817)     (66,899)     (60,811)
Acquisitions Accounted for as Purchases,
 Net of Cash Equivalents Acquired and
 Investments in Joint Ventures..........          --       (84,408)      (5,170)
Purchase of Bank-Owned Life Insurance...          --           --      (400,000)
Other...................................       18,163       12,751       14,997
                                          -----------  -----------  -----------
Net Cash Used in Investing Activities...   (1,742,542)  (3,100,359)    (989,668)
Cash Flows From Financing Activities:
Decrease in Deposits Due to
 Divestitures...........................     (100,791)     (84,191)         --
Net Increase in Deposits................    2,565,584      607,243      899,591
Proceeds from Issuance of Commercial
 Paper..................................    3,190,712    1,926,791      779,653
Principal Payments on Commercial Paper..   (3,115,064)  (1,740,439)    (829,077)
Net Increase (Decrease) in Other Short-
 term Borrowings........................   (1,717,077)   2,226,463       41,210
Proceeds from Issuance of Long-term
 Debt...................................      536,587      288,526       87,573
Payment of Long-term Debt...............     (368,469)    (371,832)    (159,963)
Dividends Paid..........................     (111,379)    (104,490)     (97,241)
Purchase of Common Stock................     (156,319)    (317,149)     (29,633)
Proceeds from the Issuance of Common
 Stock..................................        5,241       18,359       15,086
Other...................................         (113)         (19)       1,234
                                          -----------  -----------  -----------
Net Cash Provided by Financing
 Activities.............................      728,912    2,449,262      708,433
                                          -----------  -----------  -----------
Net Decrease in Cash and Cash
 Equivalents............................      (15,163)     (26,882)     (11,325)
Cash and Cash Equivalents, Beginning of
 Year...................................      879,856      906,738      918,063
                                          -----------  -----------  -----------
Cash and Cash Equivalents, End of Year..  $   864,693  $   879,856  $   906,738
                                          ===========  ===========  ===========
Supplemental Cash Flow Information:
Cash Paid During the Year for:
  Interest..............................  $   984,883  $   775,065  $   759,231
  Income Taxes..........................      116,363      125,841      141,553

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                           ($000's except share data)

                                                                                                   Unrealized
                         Compre-                       Additional             Treasury   Deferred  Securities
                         hensive   Preferred  Common    Paid-in    Retained    Common    Compen-   Gains Net
                          Income     Stock    Stock     Capital    Earnings     Stock     sation    of Taxes
                         --------  --------- --------  ---------- ----------  ---------  --------  ----------
Balance, December 31,
 1997..................              $ 685   $113,185   $620,899  $1,460,646  $(215,787) $ (9,297)  $52,098
Comprehensive Income:
 Net Income............  $301,323      --         --         --      301,323        --        --        --
 Unrealized Gains on
  Securities:
   Unrealized
    Securities Gains
    Net of Taxes of
    $6,367.............    11,262      --         --         --          --         --        --        --
   Reclassification
    Adjustment for
    Gains Included in
    Net Income Net of
    Taxes of $2,940....    (5,258)     --         --         --          --         --        --        --
                         --------
     Total Unrealized
      Gains on
      Securities.......     6,004      --         --         --          --         --        --      6,004
                         --------
Comprehensive Income...  $307,327      --         --         --          --         --        --        --
                         ========
Transactions by
 Affiliates Prior to
 Combination...........                --         --         --         (327)       --        --        --
Issuance of 526,200
 Treasury Common Shares
 in the 1998 Business
 Combination...........                --        (526)   (14,255)        --      14,781       --        --
Issuance of 1,133,564
 Common and Treasury
 Common Shares Under
 Stock Option and
 Restricted Stock
 Plans.................                --         139    (10,830)       (592)    28,151    (1,728)      --
Acquisition of 697,247
 Common Shares.........                --         (41)       821         --     (33,799)      486       --
Dividends Declared on
 Preferred Stock--$9.63
 Per Share.............                --         --         --       (6,603)       --        --        --
Dividends Declared on
 Common Stock--$0.86
 Per Share.............                --         --         --      (90,311)       --        --        --
Repayment of ESOP Loan.                --         --       1,246         --         --      1,373       --
Merger/Restructuring
 Charge................                --         --       9,893         --         --        --        --
Transfer of 246,854
 Treasury Common Shares
 to Directors' Deferred
 Compensation Trust....                --         --         --          --      12,608   (12,608)      --
Net Change in Deferred
 Compensation..........                --         --         175         (10)       --      2,136       --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes..............                --         --      13,846         --         --        --        --
Other..................                --         --         --           (3)       --          1       --
                                     -----   --------   --------  ----------  ---------  --------   -------
Balance, December 31,
 1998..................              $ 685   $112,757   $621,795  $1,664,123  $(194,046) $(19,637)  $58,102
                                     =====   ========   ========  ==========  =========  ========   =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                           ($000's except share data)

                                                                                                    Unrealized
                         Compre-                      Additional             Treasury   Deferred    Securities
                         hensive   Preferred  Common   Paid-in    Retained    Common    Compen-   Gains/(Losses)
                          Income     Stock    Stock    Capital    Earnings     Stock     sation    Net of Taxes
                         --------  --------- -------- ---------- ----------  ---------  --------  --------------
Balance, December 31,
 1998..................              $ 685   $112,757  $621,795  $1,664,123  $(194,046) $(19,637)    $ 58,102
Comprehensive Income:
 Net Income............  $354,511      --         --        --      354,511        --        --           --
 Unrealized
  Gains/(Losses) on
  Securities:
   Unrealized
    Securities Losses
    Net of Taxes of
    $51,914............   (91,851)     --         --        --          --         --        --           --
   Reclassification
    Adjustment for
    Gains Included in
    Net Income Net of
    Taxes of $538......     1,000      --         --        --          --         --        --           --
                         --------
     Total Unrealized
      Losses on
      Securities.......   (90,851)     --         --        --          --         --        --       (90,851)
                         --------
Comprehensive Income...  $263,660      --         --        --          --         --        --           --
                         ========
Issuance of 3,832,957
 Treasury Common Shares
 on Conversion of
 348,944 Shares of
 Preferred Stock.......               (349)       --   (160,635)        --     160,984       --           --
Issuance of 988,557
 Treasury Common Shares
 Under Stock Option and
 Restricted Stock
 Plans.................                --         --    (16,806)        --      36,503    (1,332)         --
Acquisition of
 5,109,028 Common
 Shares................                --         --        (82)        --    (317,954)      198          --
Dividends Declared on
 Preferred Stock--
 $10.58 Per Share......                --         --        --       (6,297)       --        --           --
Dividends Declared on
 Common Stock--$0.94
 Per Share.............                --         --        --      (98,193)       --        --           --
Net Change in Deferred
 Compensation..........                --         --        --          --         --        641          --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes..............                --         --     12,764         --         --        --           --
Other..................                --         --         61         (16)       --        --           --
                                     -----   --------  --------  ----------  ---------  --------     --------
Balance, December 31,
 1999..................              $ 336   $112,757  $457,097  $1,914,128  $(314,513) $(20,130)    $(32,749)
                                     =====   ========  ========  ==========  =========  ========     ========


   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                           ($000's except share data)

                                                                                                    Unrealized
                         Compre-                      Additional             Treasury   Deferred    Securities
                         hensive   Preferred  Common   Paid-in    Retained    Common    Compen-   Gains/(Losses)
                          Income     Stock    Stock    Capital    Earnings     Stock     sation    Net of Taxes
                         --------  --------- -------- ---------- ----------  ---------  --------  --------------
Balance, December 31,
 1999..................              $ 336   $112,757  $457,097  $1,914,128  $(314,513) $(20,130)    $(32,749)
Comprehensive Income:
 Net Income............  $315,123      --         --        --      315,123        --        --           --
 Unrealized
  Gains/(Losses) on
  Securities:
   Unrealized
    Securities Gains
    Net of Taxes of
    $56,790............   104,469      --         --        --          --         --        --           --
   Reclassification
    Adjustment For
    Losses Included in
    Net Income Net of
    Taxes of $18,091...   (33,593)     --         --        --          --         --        --           --
                         --------
     Total Unrealized
      Gains on
      Securities.......    70,876      --         --        --          --         --        --        70,876
                         --------
Comprehensive Income...  $385,999      --         --        --          --         --        --           --
                         ========
Issuance of 270,531
 Treasury Common Shares
 Under Stock Option and
 Restricted Stock
 Plans.................                --         --     (6,897)        --      12,496      (355)         --
Acquisition of
 3,239,686 Common
 Shares................                --         --        (67)        --    (156,455)      156          --
Dividends Declared on
 Preferred Stock--
 $11.83 Per Share......                --         --        --       (3,979)       --        --           --
Dividends Declared on
 Common Stock--$1.035
 Per Share.............                --         --        --     (107,400)       --        --           --
Net Change in Deferred
 Compensation..........                --         --        --          --         --       (201)         --
Income Tax Benefit for
 Compensation Expense
 for Tax Purposes in
 Excess of Amounts
 Recognized for
 Financial Reporting
 Purposes..............                --         --      2,486         --         --        --           --
Other..................                --         --       (407)       (113)       --        --           --
                                     -----   --------  --------  ----------  ---------  --------     --------
Balance, December 31,
 2000..................              $ 336   $112,757  $452,212  $2,117,759  $(458,472) $(20,530)    $ 38,127
                                     =====   ========  ========  ==========  =========  ========     ========


   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                  Notes to Consolidated Financial Statements

         December 31, 2000, 1999, and 1998 ($000's except share data)

   Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a bank and savings and loan association holding company that provides financial services to a wide variety of corporate, institutional, government and individual customers. The Corporation's principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers are provided through 19 banks located in Wisconsin, one federally chartered thrift located in Nevada with a branch in Florida and one bank in Arizona. Financial and data processing services and software sales are provided through the Corporation's Metavante Corporation subsidiary ("Metavante"), formerly known as M&I's Data Services Division, and its two nonbank subsidiaries. Other financial services provided by M&I include personal property lease financing; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona and Florida; and brokerage and insurance services. M&I's largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida.

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

   Consolidation principles--The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 1999 and 1998 Consolidated Financial Statements have been reclassified to conform to the 2000 presentation.

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

         December 31, 2000, 1999, and 1998 ($000's except share data)


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

   Receivable sales--The Corporation regularly sells receivables in securitizations of automobile loans and retains interests in the securitized receivables in the form of servicing rights, interest-only strips, interest rate swaps and a cash reserve account. Gain or loss on sale of the receivables depends in part on the carrying amount assigned to the assets sold and the retained interests. The value of the retained interests is based on the present value of future expected cash flows. Future expected cash flows represent management's best estimates of the key assumptions--credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

   Premises and equipment--Land is recorded at cost. Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 10 to 50 years for buildings and 3 to 10 years for equipment. Long-lived assets, which are considered impaired, are carried at fair value and long-lived assets to be disposed of are carried at the lower of the carrying amount or fair value less cost to sell. Maintenance and repairs are charged to expense and betterments are capitalized.

   Other real estate owned--Other real estate owned includes assets that have been acquired in satisfaction of debts and bank branch premises held for sale. Other real estate acquired in satisfaction of debts is recorded at fair value, less estimated selling costs, and bank branch premises are recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses, whereas any valuation adjustments on premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 2000 and 1999, other real estate amounted to $3,797 and $6,230, respectively.

   Mortgage servicing--Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Mortgage loans held for sale to investors are carried at the lower of cost or market, determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices. Mortgage loans held for sale amounted to $38,762 at December 31, 2000 and $15,956 at December 31, 1999.

   Data processing services--Data processing and related revenues are recognized as services performed based on amounts billable under the contracts. Processing services performed that have not been billed to customers are accrued. Revenue includes shipping and handling costs associated with such income producing activities as prescribed by Emerging Issues Task Force Issue No. 00-10, ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs".

   Previously, amounts charged to customers for shipping and handling were netted against the related cost for financial statement purposes. Consolidated Statements of Income for the years ended December 31, 1999 and 1998 have been restated in accordance with EITF 00-10.

         December 31, 2000, 1999, and 1998 ($000's except share data)


   Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period. Service revenues from training and consulting are recognized when the services are performed. Conversion revenues associated with the conversion of customers' processing systems to Metavante's processing systems are deferred and amortized over the period of the related processing contract, generally five years. See Note 2 regarding the change in accounting for conversion revenues.

   Direct costs associated with the production of computer software which will be marketed or used in data processing operations are capitalized and amortized on the straight-line method over the estimated economic life of the product, generally four years. Such capitalized costs are periodically evaluated for impairment and adjusted to net realizable value when impairment is indicated. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms of the related servicing contract. Routine maintenance of software products including maintenance required for the year 2000, design costs and development costs incurred prior to establishment of a product's technological feasibility for software to be sold, are expensed as incurred.

   Net unamortized costs at December 31 were:

                                                                  2000    1999
                                                                -------- -------
      Software................................................. $ 98,666 $70,904
      Conversions..............................................   56,142  11,788
                                                                -------- -------
      Total.................................................... $154,808 $82,692
                                                                ======== =======

   See Note 2 for the effect on conversion costs due to the change in accounting.

   Amortization expense was $40,731, $23,836 and $18,308, for 2000, 1999 and
1998, respectively.

   Intangibles--Unamortized intangibles resulting from acquisitions consist of goodwill, core deposit premiums, purchased data processing contract rights and loan servicing rights. The Corporation recognizes as separate assets rights to service loans when the loans are purchased or originated and sold with servicing retained. Servicing rights are amortized over the periods during which the corresponding loan servicing revenues are anticipated to be generated. Purchased data processing contract rights represent the costs to acquire the rights to data processing and software distribution. Such costs are generally amortized over the average contract lives. Goodwill is amortized on the straight-line basis over periods ranging from 10 to 25 years while core deposit premiums are amortized principally on an accelerated basis over periods ranging up to 10 years. The Corporation continually evaluates whether later events and circumstances have occurred to indicate that the carrying value of intangibles should be reduced for possible impairment and utilizes estimates of undiscounted net income over the remaining life to measure recoverability. A valuation allowance is established through a charge to income to the extent that the fair value of any stratum of its loan servicing rights are less than its carrying value.

   The Corporation also has negative goodwill included in other liabilities, the majority of which arose from an acquisition in 1992. Negative goodwill amounted to $2,809 and $4,371 at December 31, 2000 and 1999, respectively. The negative goodwill is being accreted on a straight-line basis over a period of 10 years and amounted to $1,562 in 2000, 1999, and 1998, respectively.

   Long-term borrowings--The guaranteed preferred beneficial interest of the Corporation's special purpose finance subsidiary which holds as its sole asset, junior subordinated deferrable interest debentures issued by the

         December 31, 2000, 1999, and 1998 ($000's except share data)

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

         December 31, 2000, 1999, and 1998 ($000's except share data)


   Treasury stock--Treasury stock acquired is recorded at cost and is shown as a reduction of shareholders' equity in the Consolidated Balance Sheets. Treasury stock issued is valued based on average cost. The difference between the consideration received upon issuance and the average cost is charged or credited to additional paid-in capital.

   New accounting pronouncements--

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     The Corporation adopted SFAS 133 effective January 1, 2001. Note 19, Fair Value of Financial Instruments, presents the fair value of the freestanding derivatives held by the Corporation. Statement 133 requires that those derivative instruments be recognized in the Corporation's Consolidated Balance Sheets as assets or liabilities at their fair value. The Corporation has determined that those freestanding derivatives previously designated as hedges will continue to be eligible for the special hedge accounting prescribed by SFAS 133. The impact resulting from the transition adjustment of adopting SFAS 133 will be a charge to accumulated other comprehensive income (equity) of $10.2 million and an decrease to net income of $0.4 million which will be presented as a cumulative-type change in accounting. The Corporation does not expect that SFAS 133 will result in a material difference to income compared to current accounting.

     In September, 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS replaces SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2000. See Note 9. The Corporation does not anticipate the adoption of SFAS 140 will materially impact its present securitization activities.

2. Change in Method of Accounting

   During the fourth quarter of 2000, the Corporation adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides guidance on a variety of revenue recognition matters. Under SAB 101, certain conversion services provided by

         December 31, 2000, 1999, and 1998 ($000's except share data)

Metavante did not qualify as discrete earnings events. As a result, the revenue and the cost of providing those services should be deferred and recognized on a straight-line basis over the term of the total processing contract. The cumulative change in accounting represents the impact of applying the guidance to services provided in previous years and resulted in the following:

      Conversion revenue deferred...................................... $46,224
      Conversion cost deferred.........................................  42,413
                                                                        -------
      Net revenue deferred.............................................   3,811
      Income tax benefit...............................................   1,532
                                                                        -------
      Cumulative effect of change in accounting principles............. $ 2,279
                                                                        =======

   The cumulative effect of change in accounting principles was retroactively recorded as of January 1, 2000, and Quarterly Financial Information (Unaudited) has been restated to reflect application of the guidance contained in SAB 101. The impact of restating quarterly financial information was not material.

3. Earnings Per Share

   A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                               Year Ended December 31, 2000
                                           ------------------------------------
                                             Income    Average Shares Per Share
                                           (Numerator) (Denominator)   Amount
                                           ----------- -------------- ---------
Net income................................  $315,123
Convertible preferred dividends...........    (3,979)
                                            --------
Basic earnings per share
  Income available to common shareholders.  $311,144      104,027       $2.99
                                                                        =====
Effect of dilutive securities
  Convertible preferred stock.............     3,979        3,844
  Stock option, restricted stock and
   performance plans......................       --         1,012
                                            --------      -------
Diluted earnings per share
  Income available to common shareholders
   plus assumed conversions...............  $315,123      108,883       $2.89
                                                                        =====

                                               Year Ended December 31, 1999
                                           ------------------------------------
                                             Income    Average Shares Per Share
                                           (Numerator) (Denominator)   Amount
                                           ----------- -------------- ---------
Net income................................  $354,511
Convertible preferred dividends...........    (6,297)
                                            --------
Basic earnings per share
  Income available to common shareholders.  $348,214      104,859       $3.32
                                                                        =====
Effect of dilutive securities
  Convertible preferred stock.............     6,297        6,543
  Stock option, restricted stock and
   performance plans......................       --         1,603
                                            --------      -------
Diluted earnings per share
  Income available to common shareholders
   plus assumed conversions...............  $354,511      113,005       $3.14
                                                                        =====

          December 31, 2000, 1999, and 1998 ($000's except share data)

                                               Year Ended December 31, 1998
                                           ------------------------------------
                                             Income    Average Shares Per Share
                                           (Numerator) (Denominator)   Amount
                                           ----------- -------------- ---------
Net income................................  $301,323
Convertible preferred dividends...........    (6,603)
                                            --------
Basic earnings per share
  Income available to common shareholders.  $294,720      105,810       $2.79
                                                                        =====
Effect of dilutive securities
  Convertible preferred stock.............     6,603        7,677
  Stock option, restricted stock and
   performance plans......................       --         1,753
                                            --------      -------
Diluted earnings per share
  Income available to common shareholders
   plus assumed conversions...............  $301,323      115,240       $2.61
                                                                        =====

   Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, are as follows:

Grant Date                             Exercise Price   2000     1999    1998
----------                             -------------- --------- ------ ---------
09/18/2000............................     48.125         2,500    --        --
03/20/2000............................     49.688         1,500    --        --
10/01/1997............................     50.125         3,500    --        --
04/25/2000............................     50.438        37,500    --        --
12/27/2000............................     50.960         1,500    --        --
08/13/1998............................     51.063         4,500    --        --
12/10/1998............................     51.813     1,137,079    --        --
06/11/1998............................     53.719           --     --      8,000
04/03/2000............................     55.313         1,500    --        --
12/11/1997............................     57.000       865,576    --    954,350
02/16/1999............................     57.094         3,000    --        --
01/11/2000............................     57.188         3,000    --        --
04/28/1998............................     57.625        57,000    --     59,000
02/01/1999............................     59.125         1,500    --        --
10/04/1999............................     60.000         3,000    --        --
10/14/1999............................     60.188         6,000    --        --
10/11/1999............................     60.531         4,500    --        --
12/16/1999............................     61.500     1,430,458    --        --
12/14/1999............................     62.188           500    --        --
08/12/1999............................     62.250        27,500    --        --
04/27/1999............................     67.000        59,500 60,000       --
10/29/1999............................     67.125         2,000  2,000       --
05/20/1999............................     67.875         2,500  2,500       --
05/10/1999............................     70.063         1,500  1,500       --
                                                      --------- ------ ---------
    Total options excluded from
     earnings per share...............                3,657,113 66,000 1,021,350
                                                      ========= ====== =========

         December 31, 2000, 1999, and 1998 ($000's except share data)


4. Business Combinations

   The Corporation has consummated the following business combinations during the three years ended December 31, 2000:

                                                    Consideration
                                                 -------------------- Method of
Organization                   Date Consummated   Cash   Common Stock Accounting
------------                   ----------------- ------- ------------ ----------
Cardpro Services, Inc......... October 1, 1999   $13,110        --     Purchase
Electronic Banking Services... April 1, 1999      66,153        --     Purchase
Moneyline Express............. December 31, 1998   6,750        --     Purchase
Advantage Bancorp, Inc........ April 1, 1998         --   3,981,152    Pooling

   On October 1, 1999, the Corporation through its Metavante subsidiary acquired certain assets of Cardpro Services, Inc., a provider of plastic card personalization and procurement services located in Illinois. The assets were acquired for cash in a transaction accounted for using the purchase method of accounting. Goodwill amounted to $2.9 million and is being amortized on a straight-line basis over ten years. Additional payments, contingent upon earnings, may be made through 2005. The total cumulative maximum payout over the contingency period is $2.16 million. Contingency payments, if made, will be charged to goodwill. There was no in-process research and development acquired in this transaction.

   On April 1, 1999, the Corporation, through its Metavante subsidiary, completed the acquisition of the assets, operational processes and customer relationships of the Electronic Banking Services business unit of ADP in a cash transaction using the purchase method of accounting. The acquired software products and outsourcing solutions are designed to provide businesses with access to their banking information and transactions through a spectrum of delivery methods. Goodwill amounted to $44.0 million and is being amortized on a straight-line basis over fifteen years. There was no in-process research and development acquired in this transaction.

   Moneyline Express, Inc. ("Moneyline") specializes in electronic bill payment. Moneyline provides consumer bill-payment processing to financial institution customers including M&I's home-banking customers. On December 31, 1998, the Corporation, through its Metavante subsidiary, acquired certain assets of Moneyline in a cash transaction accounted for as a purchase. Goodwill recorded in this transaction amounted to $5.4 million and is being amortized on a straight-line basis over fifteen years. There was no in-process research and development acquired in this transaction.

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

5. Cash and Due from Banks

   At December 31, 2000, $3,147 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

         December 31, 2000, 1999, and 1998 ($000's except share data)


6. Securities

   The book and market values of securities at December 31 were:

                                           2000                  1999
                                   --------------------- ---------------------
                                   Amortized    Market   Amortized    Market
                                      Cost      Value       Cost      Value
                                   ---------- ---------- ---------- ----------
Investment Securities Available
 for Sale:
  U.S. Treasury and government
   agencies....................... $3,303,366 $3,342,952 $3,924,183 $3,852,731
  States and political
   subdivisions...................    143,883    151,041    111,882    109,971
  Mortgage backed securities......    342,385    342,171    179,677    176,780
  Other...........................    887,702    899,558    192,643    217,714
                                   ---------- ---------- ---------- ----------
    Total......................... $4,677,336 $4,735,722 $4,408,385 $4,357,196
                                   ========== ========== ========== ==========
Investment Securities Held to
 Maturity:
  U.S. Treasury and government
   agencies....................... $      --  $      --  $        9 $        9
  States and political
   subdivisions...................  1,107,476  1,119,687  1,165,756  1,132,148
  Other...........................      5,069      5,069      4,969      4,969
                                   ---------- ---------- ---------- ----------
    Total......................... $1,112,545 $1,124,756 $1,170,734 $1,137,126
                                   ========== ========== ========== ==========

   The unrealized gains and losses of securities at December 31 were:

                                           2000                  1999
                                   --------------------- ---------------------
                                   Unrealized Unrealized Unrealized Unrealized
                                     Gains      Losses     Gains      Losses
                                   ---------- ---------- ---------- ----------
Investment Securities Available
 for Sale:
  U.S. Treasury and government
   agencies.......................  $42,371     $2,785    $ 9,199    $80,651
  States and political
   subdivisions...................    7,158        --           5      1,916
  Mortgage backed securities......      786      1,000        124      3,021
  Other...........................   11,940         84     25,257        186
                                    -------     ------    -------    -------
    Total.........................  $62,255     $3,869    $34,585    $85,774
                                    =======     ======    =======    =======
Investment Securities Held to
 Maturity:
  States and political
   subdivisions...................  $17,850     $5,639    $ 3,477    $37,085
  Other...........................      --         --         --         --
                                    -------     ------    -------    -------
    Total.........................  $17,850     $5,639    $ 3,477    $37,085
                                    =======     ======    =======    =======

   The book value and market value of securities by contractual maturity at December 31, 2000 were:

                                     Investment Securities Investment Securities
                                      Available for Sale     Held to Maturity
                                     --------------------- ---------------------
                                     Amortized    Market   Amortized    Market
                                        Cost      Value       Cost      Value
                                     ---------- ---------- ---------- ----------
Within one year..................... $  998,525 $  999,103 $   47,268 $   47,388
From one through five years.........  2,769,078  2,801,326    376,080    380,663
From five through ten years.........    504,663    514,198    217,545    223,018
After ten years.....................    405,070    421,095    471,652    473,687
                                     ---------- ---------- ---------- ----------
    Total........................... $4,677,336 $4,735,722 $1,112,545 $1,124,756
                                     ========== ========== ========== ==========

   The gross realized gains and losses amounted to $22,876 and $52,861 in 2000, $12,074 and $4,382 in 1999, and $31,421 and $638 in 1998, respectively.
Net securities gains of $19,530, $11,775, and $23,638 in 2000, 1999

         December 31, 2000, 1999, and 1998 ($000's except share data)

and 1998, respectively, are included in the line Capital Markets Revenue in the Consolidated Statements of Income.

   At December 31, 2000, securities with a value of approximately $586,536 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

   Approximately $511 million of adjustable rate mortgage loans (ARMs) were transferred to investment securities available for sale during 2000. There were no ARMs transferred during 1999. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through government agencies against potential loss for transfers occurring prior to 2000. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

7. Loans and Leases

   Loans and Leases at December 31 were:

                                                           2000        1999
                                                        ----------- -----------
Commercial, financial and agricultural................. $ 5,289,537 $ 4,754,857
Real estate:
  Construction.........................................     619,281     494,558
  Residential mortgage.................................   5,049,557   4,941,450
  Commercial mortgage..................................   4,359,812   4,034,771
Personal...............................................   1,174,248   1,299,416
Lease financing........................................   1,094,652     810,009
                                                        ----------- -----------
    Total loans and leases............................. $17,587,087 $16,335,061
                                                        =========== ===========

   The Corporation's lending activities are concentrated primarily in the Midwest. Approximately 5% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $0.2 million in foreign credits at December 31, 2000. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2000, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

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

   An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 2000 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

   Loans to directors and executive officers:

      Balance, beginning of year..................................... $ 285,178
      New loans......................................................   173,861
      Repayments.....................................................  (176,034)
                                                                      ---------
      Balance, end of year........................................... $ 283,005
                                                                      =========

         December 31, 2000, 1999, and 1998 ($000's except share data)

8. Allowance for Loan and Lease Losses

   An analysis of the allowance for loan and lease losses follows:

                                                    2000      1999      1998
                                                  --------  --------  --------
      Balance, beginning of year................. $225,862  $226,052  $208,651
      Allowance of loans acquired................    1,270       --        --
      Allowance of loans transferred to
       Investment Securities.....................   (1,022)      --        --
      Provision charged to expense...............   30,352    25,419    27,090
      Charge-offs................................  (30,018)  (32,557)  (20,945)
      Recoveries.................................    8,671     6,948    11,256
                                                  --------  --------  --------
      Balance, end of year....................... $235,115  $225,862  $226,052
                                                  ========  ========  ========

   During 2000, the Corporation acquired approximately $341 million of home equity loans and lines of credit. The allowance of loans acquired is consistent with the estimate of probable losses as determined by the seller financial institution.

   As of December 31, 2000 and 1999, nonaccrual loans and leases totaled $121,425 and $106,387, respectively.

   At December 31, 2000 and 1999 the Corporation's recorded investment in impaired loans and leases and the related valuation allowance are as follows:

                                              2000                 1999
                                      -------------------- --------------------
                                       Recorded  Valuation  Recorded  Valuation
                                      Investment Allowance Investment Allowance
                                      ---------- --------- ---------- ---------
Total impaired loans and leases
 (nonaccrual and renegotiated).......  $122,039             $107,095
Loans and leases excluded from
 individual evaluation...............   (34,167)             (32,255)
                                       --------             --------
Impaired loans evaluated.............  $ 87,872             $ 74,840
                                       ========             ========
Valuation allowance required.........  $  5,727   $2,137    $  3,533    $ 980
No valuation allowance required......    82,145      --       71,307      --
                                       --------   ------    --------    -----
Impaired loans evaluated.............  $ 87,872   $2,137    $ 74,840    $ 980
                                       ========   ======    ========    =====

   The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $21,332 in 2000 and $13,862 in 1999 against the loan balance outstanding. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

   The average recorded investment in total impaired loans and leases for the years ended December 31, 2000 and 1999 amounted to $118,832 and $116,835, respectively.

   Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $6,410 in 2000, $6,253 in 1999, and $6,808 in 1998. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $11,415 in 2000, $9,980 in 1999, and $8,795 in 1998.

9. Sales of Receivables

   During 2000, automobile loans were sold in securitization transactions. Servicing responsibilities and subordinated interests were retained. The Corporation receives annual servicing fees equal to 1% of the outstanding balance and rights to future cash flows arising after investors in the securitization trust have received

         December 31, 2000, 1999, and 1998 ($000's except share data)

their contractual return and after certain administrative costs of operating the trust. The investors and the securitization trust have no recourse to the Corporation's other assets for failure of debtors to pay when due. The Corporation's retained interests are subordinate to investor's interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

   During 2000, the Corporation recognized gains and trading income of $3,155 on the securitization of automobile loans.

   Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year were as follows (rate per annum):

      Prepayment speed...................... 28.4%
      Weighted average life (in months)..... 20.8
      Expected credit losses................ 0.16%
      Residual cash flow discount rate...... 12.0%
      Variable returns to transferees....... Forward one month LIBOR yield curve

   At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

                                                           Adverse Change
                                                           in Assumptions
                                                      --------------------------
                                                          10%           20%
                                                      --------------------------
Carrying amount retained interests--
 automobile loans........................ $13.7
Weighted average life (in months)........  21.4
Prepayment speed (per annum).............  28.4%
Impact on fair value of adverse change...             $        0.2  $        0.5
Expected credit losses (annual rate).....  0.16%
Impact on fair value of adverse change...                      0.0           0.1
Residual cash flows discount rate
 (annual)................................  12.0%
Impact on fair value of adverse change...                      0.1           0.2
Interest rate returns to transferees..... Forward one month LIBOR yield curve
Impact on fair value of adverse change...                      1.6           3.2

   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent adverse variation in assumptions generally can not be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. Realistically, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

   Actual and projected credit losses represented 0.15% of total automobile loans securitized in 2000.

   The following table summarizes certain cash flows received from and paid to the securitization trust for the year ended December 31, 2000:

      Proceeds from new securitizations............................... $223,098
      Servicing fees received.........................................      533
      Net charge-offs.................................................      (31)
      Cash collateral account transfers, net..........................   (5,071)
      Other cash flows received on retained interests, net............      600

         December 31, 2000, 1999, and 1998 ($000's except share data)

   At December 31, 2000, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                             Securitized Portfolio Total Managed
                                             ----------- --------- -------------
      Loan balances........................   $197,306   $303,702    $501,008
      Principal amounts of loans 60 days or
       more past due.......................        104      1,034       1,138
      Net credit losses....................         31        651         682

10. Premises and Equipment

   The composition of premises and equipment at December 31 was:

                                                                2000     1999
                                                              -------- --------
      Land................................................... $ 47,893 $ 46,896
      Buildings and leasehold improvements...................  347,566  325,889
      Furniture and equipment................................  458,242  421,028
                                                              -------- --------
                                                               853,701  793,813
      Less accumulated depreciation..........................  460,706  423,279
                                                              -------- --------
          Total premises and equipment....................... $392,995 $370,534
                                                              ======== ========

   Depreciation expense was $62,018 in 2000, $62,845 in 1999, and $66,107 in 1998.

   The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $56,555 in 2000, $50,200 in 1999, and $39,338 in 1998.

   The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2001 through 2005 are $24,013, $20,815, $18,100, $15,097, and $12,831, respectively.

11. Deposits

   The composition of deposits at December 31 was:

                                                           2000        1999
                                                        ----------- -----------
      Noninterest bearing demand....................... $ 3,129,834 $ 2,830,960
      Savings and NOW..................................   7,486,094   6,966,423
      CDs $100,000 and over............................   2,663,050   1,885,933
      Other time deposits..............................   3,532,310   3,419,333
      Foreign deposits.................................   2,437,339   1,332,533
                                                        ----------- -----------
          Total deposits............................... $19,248,627 $16,435,182
                                                        =========== ===========

   At December 31, 2000, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

      2001........................................................... $6,556,858
      2002...........................................................  1,126,562
      2003...........................................................    193,583
      2004...........................................................    166,670
      2005 and thereafter............................................    589,026
                                                                      ----------
                                                                      $8,632,699
                                                                      ==========

         December 31, 2000, 1999, and 1998 ($000's except share data)


12. Short-term Borrowings

   Short-term borrowings at December 31 were:

                                                            2000       1999
                                                         ---------- ----------
      Funds purchased and security repurchase
       agreements....................................... $1,092,723 $1,402,077
      U.S. Treasury demand notes........................     81,930    169,615
      U.S. Treasury demand notes--special direct........        --   1,874,714
      Senior bank notes--Puttable Reset Securities......  1,008,060        --
      Senior bank notes.................................     99,988    549,825
      Commercial paper..................................    322,161    246,514
      Current maturities of long-term borrowings........    209,355    292,890
      Other.............................................        514      4,620
                                                         ---------- ----------
          Total short-term borrowings................... $2,814,731 $4,540,255
                                                         ========== ==========

   U.S. Treasury demand notes--special direct represent secured borrowings of three banking affiliates with a maximum term of 21 days.

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

   The senior bank notes--Puttable Reset Securities ("PRS") will mature on December 1, 2007. In certain circumstances, the notes will be put back to the issuing bank at par prior to final maturity by the noteholders and the notes are subject to exercise of a call option by certain broker/dealers. Beginning December 3, 2001 and each December 1 thereafter until and including December 1, 2006, certain broker/dealers have the right to purchase all of the outstanding notes from the noteholders at a price equal to 100% of the principal amount of the notes and then remarket the notes at an interest rate that was previously agreed upon. However, if the broker/ dealers do not purchase the notes on the aforementioned date(s), each holder of outstanding notes will be deemed to have put all of the holder's notes to the issuing bank at a price equal to 100% of the principal amount of the notes and the notes will be completely retired. The initial interest rate is 6.75% and, to the extent the notes are purchased and remarketed, the interest rate will reset each date the notes are remarketed at 6% plus an applicable credit spread as defined in the offering circular. The call and put are considered clearly and closely related for purposes of recognition and measurement under SFAS 133.

   The amount of other senior bank notes outstanding at December 31, 2000, represents the borrowing of one banking subsidiary at a fixed rate of 6.81% and matures in March of 2001. Senior bank notes outstanding at December 31, 1999, represent the aggregate borrowing of four banking subsidiaries that matured in September and October of 2000. Each bank note outstanding had a fixed rate, which ranged from 6.07% to 6.36%. Interest is paid at maturity.

   Unused lines of credit, primarily to support commercial paper borrowings, were $75.0 million at December 31, 2000 and $ 70.0 million at December 31, 1999.

         December 31, 2000, 1999, and 1998 ($000's except share data)


13. Long-term Borrowings

   Long-term borrowings at December 31 were:

                                                                2000      1999
                                                              --------- --------
      Corporation:
      6.375% subordinated notes due in 2003.................  $  99,794 $ 99,722
      Medium-term Series C, D and E notes...................    130,900  151,130
      7.65% cumulative company-obligated mandatorily
       redeemable capital trust pass-through securities.....    199,160  199,128
      Other.................................................        --     9,628
      Subsidiaries:
      Borrowings from Federal Home Loan Bank (FHLB):
        Floating rate advances..............................    100,000  250,000
        Fixed rate advances.................................    260,151  208,795
      Senior bank notes.....................................    199,628      --
      Subordinated bank note................................     98,854      --
      Nonrecourse notes.....................................     29,008   24,999
      9.75% obligation under capital lease due through 2006.      3,083    3,472
      Other.................................................     10,053   11,040
                                                              --------- --------
                                                              1,130,631  957,914
      Less current maturities...............................    209,355  292,890
                                                              --------- --------
          Total long-term borrowings........................  $ 921,276 $665,024
                                                              ========= ========

   The 6.375% subordinated notes are not redeemable prior to maturity and qualify as Tier 2 or supplementary capital for regulatory capital purposes. Interest is payable semiannually.

   At December 31, 2000, there were $16,900 of medium-term Series C notes outstanding. The medium-term Series C notes have fixed interest rates of 6.35% to 6.75% and mature at various amounts and times through 2002. No additional borrowings may occur under the Series C notes. At December 31, 2000, medium-term Series D notes outstanding amounted to $89,300 with fixed interest rates of 6.27% to 7.20% and $23,700 at three month LIBOR plus 26 basis points. Series D notes mature at various times and amounts in 2001 through 2004. No additional borrowings may occur under the Series D notes. In May, 2000, the Corporation filed a registration statement with the Securities and Exchange Commission to issue up to $500 million of medium-term Series E notes. These issues may have maturities ranging from 9 months to 30 years and may be at fixed or floating rates. At December 31, 2000, series E notes outstanding amounted to $1,000 with fixed rates of 6.90% to 7.19%. Series E notes outstanding mature in 2002 and 2005.

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

         December 31, 2000, 1999, and 1998 ($000's except share data)

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

   The capital securities qualify as Tier 1 capital for regulatory capital purposes.

   Fixed rate FHLB advances have interest rates, which range from 5.23% to 8.47% and mature at various times in 2001 through 2012. A portion of the advances are subject to periodic principal payments. $28.5 million may be repaid without penalty at six month intervals. All other advances are subject to a prepayment penalty if they are repaid prior to maturity. Fixed rate advances in the amount of $100 million are callable every three months beginning in February 1998 upon five days notice.

   The floating rate advances mature in 2001. The interest rate is reset monthly based on the London Interbank Offered Rate (LIBOR).

   The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, a portion of these advances are collaterized by all FHLB stock.

   Senior Bank notes represent the aggregate borrowings of two banking affiliates at December 31, 2000. The senior bank notes have a fixed interest rate of 7.25% and pay interest semi-annually. The notes mature in 2002.

   The subordinated bank note has a fixed rate of 7.875% and matures in 2010. Interest is paid semi-annually. The subordinated bank note qualifies as Tier 2 or supplementary capital for regulatory capital purposes.

   The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.42% at December 31, 2000 and are due in installments over varying periods through 2007. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

   Scheduled maturities of long-term borrowings are: $460,712, $120,210, $5,156, and $3,549 for 2002 through 2005, respectively.

         December 31, 2000, 1999, and 1998 ($000's except share data)


14. Shareholders' Equity

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

   The holder has the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. During 1999, the holder of Series A converted 348,944 shares of Series A into 3,832,957 shares of common stock which were issued out of the Corporation's treasury common stock. This is a noncash transaction for purposes of the Consolidated Statements of Cash Flows. At December 31, 2000 and 1999, there were 336,370 shares of Series A outstanding which are convertible into 3,844,228 shares of common stock.

   The preferred stock is treated as a common stock equivalent in all applicable per share calculations.

   In 1998, the Corporation began sponsoring a deferred compensation plan for its non-employee directors and the non-employee directors of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2000 and 1999, 288,858 and 267,535 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets and amounted to $14,940 at December 31, 2000 and $13,525 at December 31, 1999.

   In conjunction with previous acquisitions, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of acquired companies. At December 31, 2000 and 1999, 93,552 and 106,333 common shares of M&I Stock, respectively, were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $3,731 and $4,218 at December 31, 2000 and 1999, respectively, is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets.

   The Corporation issues treasury common stock in conjunction with exercises of stock option and restricted stock, acquisitions, and conversions of convertible securities. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock, mature shares tendered for stock option exercises in lieu of cash and open market purchases in accordance with approved share repurchase programs. The Corporation is currently authorized to repurchase up to 6.0 million shares per year. Shares repurchased in accordance with the approved plan amounted to 3.2 million shares with an aggregate cost of $156.3 million in 2000 and 5.1 million shares with an aggregate cost of $317.1 million in 1999.

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

         December 31, 2000, 1999, and 1998 ($000's except share data)

can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements.

   At December 31, 2000 and 1999, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

   To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

   The Corporation's risk-based capital and leverage ratios are as follows ($ in millions):

                                        Risk-Based Capital Ratios
                            --------------------------------------------------
                            As of December 31, 2000   As of December 31, 1999
                            ------------------------  ------------------------
                                Amount       Ratio        Amount       Ratio
                            -------------- ---------  -------------- ---------
Tier 1 capital............. $      2,070.8     10.20% $      1,992.8     11.11%
Tier 1 capital adequacy
 minimum requirement.......          811.7      4.00           717.5      4.00
                            -------------- ---------  -------------- ---------
Excess..................... $      1,259.1      6.20% $      1,275.3      7.11%
                            ============== =========  ============== =========
Total capital.............. $      2,444.6     12.05% $      2,277.0     12.69%
Total capital adequacy
 minimum requirement.......        1,623.5      8.00         1,435.0      8.00
                            -------------- ---------  -------------- ---------
Excess..................... $        821.1      4.05% $        842.0      4.69%
                            ============== =========  ============== =========
Risk-adjusted assets....... $     20,293.6            $     17,937.1
                            ==============            ==============

                                             Leverage Ratio
                            --------------------------------------------------
                            As of December 31, 2000   As of December 31, 1999
                            ------------------------  ------------------------
                                Amount       Ratio        Amount       Ratio
                            -------------- ---------  -------------- ---------
Tier 1 capital to adjusted
 total assets.............. $      2,070.8      8.25% $      1,992.8      8.49%
Minimum leverage adequacy
 requirement...............  752.9-1,254.8 3.00-5.00   704.4-1,174.1 3.00-5.00
                            -------------- ---------  -------------- ---------
Excess..................... $1,317.9-816.0 5.25-3.25% $1,288.4-818.7 5.49-3.49%
                            ============== =========  ============== =========
Adjusted average total
 assets.................... $     25,096.4            $     23,481.0
                            ==============            ==============

   All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2000 and 1999. The following table presents the risk-based capital ratios for the Corporation's significant banking subsidiaries:

              Subsidiary                                 Tier 1 Total  Leverage
              ----------                                 ------ -----  --------
      M&I Marshall & Ilsley Bank
        December 31, 2000...............................  8.46% 10.42%   7.12%
        December 31, 1999...............................  9.11  10.28    6.93
      M&I Bank of Southern Wisconsin
        December 31, 2000...............................  9.88  11.13    7.61
        December 31, 1999...............................  9.35  10.60    7.20

   Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2000, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $337.6 million.

         December 31, 2000, 1999, and 1998 ($000's except share data)


15. Income Taxes

   Total income tax expense for the years ended December 31, 2000, 1999, and 1998 was allocated as follows:

                                                     2000      1999      1998
                                                   --------  --------  --------
      Income before income taxes and cumulative
       effect of changes in accounting
       principles................................  $152,948  $173,428  $163,962
        Cumulative effect of changes in
         accounting principles...................    (1,532)      --        --
        Shareholders' Equity:
          Compensation expense for tax purposes
           in excess of amounts recognized for
           financial reporting purposes..........    (2,486)  (12,764)  (13,846)
          Unrealized (losses)/gains on investment
           securities available for sale.........    38,699   (51,376)    3,427
                                                   --------  --------  --------
                                                   $187,629  $109,288  $153,543
                                                   ========  ========  ========

   The current and deferred portions of the provision for income taxes were:

                                                      2000      1999     1998
                                                    --------  -------- --------
      Current:
        Federal.................................... $115,789  $126,358 $140,649
        State......................................   22,652     7,059   20,556
                                                    --------  -------- --------
                                                     138,441   133,417  161,205
      Deferred:
        Federal....................................   20,618    31,860    3,565
        State......................................   (6,111)    8,151     (808)
                                                    --------  -------- --------
                                                      14,507    40,011    2,757
                                                    --------  -------- --------
          Total provision for income taxes......... $152,948  $173,428 $163,962
                                                    ========  ======== ========

   The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

                                                    2000      1999      1998
                                                  --------  --------  --------
      Tax computed at statutory rates............ $164,623  $184,779  $162,850
      Increase (decrease) in taxes resulting
       from:
        Federal tax-exempt income................  (19,428)  (18,145)  (15,836)
        State income taxes, net of Federal tax
         benefit.................................   10,824    10,050    13,082
        Bank owned life insurance................   (9,837)   (9,018)   (1,362)
        Other....................................    6,766     5,762     5,228
                                                  --------  --------  --------
          Total provision for income taxes....... $152,948  $173,428  $163,962
                                                  ========  ========  ========

         December 31, 2000, 1999, and 1998 ($000's except share data)


   The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                              2000      1999
                                                            --------  --------
      Deferred tax assets:
        Deferred compensation.............................. $ 29,356  $ 28,069
        Allowance for loan and lease losses................   93,507    83,945
        Accrued postretirement benefits....................   27,430    26,016
        Conversion revenue deferred........................   19,414       --
        Unrealized gains and losses........................      --     18,440
        State NOLs and other...............................   90,311    66,353
                                                            --------  --------
          Total deferred tax assets before valuation
           allowance.......................................  260,018   222,823
        Valuation allowance................................  (40,653)  (25,727)
                                                            --------  --------
          Net deferred tax assets..........................  219,365   197,096
      Deferred tax liabilities:
        Lease revenue reporting............................  134,373    99,518
        Deferred expense, net of unearned income...........   61,647    30,596
        Premises and equipment, principally due to
         depreciation......................................   12,216    13,064
        Pension funding versus expense.....................      --      5,234
        Purchase accounting adjustments....................    8,750    14,841
        Unrealized gains and losses........................   20,259       --
        Other..............................................   38,859    38,237
                                                            --------  --------
          Total deferred tax liabilities...................  276,104   201,490
                                                            --------  --------
          Net deferred tax liability....................... $ 56,739  $  4,394
                                                            ========  ========

   The valuation allowance has been provided to reduce certain state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize. At December 31, 2000 and 1999, the Corporation recognized $14,558 and $15,061, respectively of deferred tax assets related to state net operating losses that may be offset against future taxable income through 2015 and 2014, respectively. At December 31, 2000, the Corporation believes there is at least a 50% chance that the carryforward may expire unused. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using the carryforward. Accordingly, the tax benefit of the carryforward has been offset by a valuation allowance which is the primary cause of the change in valuation allowance compared to December 31, 1999.

   The amount of income tax expense or (benefit) related to net securities gains or losses amounted to ($9,512), $3,292, and $11,136, in 2000, 1999, and
1998, respectively.

16. Stock Option and Restricted Stock Plans

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

         December 31, 2000, 1999, and 1998 ($000's except share data)


   Activity relating to nonqualified and incentive stock options was:

                                                                   Weighted
                                       Number of   Option Price    Average
                                         Shares     Per Share   Exercise Price
                                       ----------  ------------ --------------
      Shares under option at December
       31, 1997.......................  6,099,602  $ 7.67-57.00     $26.19
      Options granted.................  1,312,150   45.88-57.63      52.06
      Options lapsed or surrendered...    (59,003)   7.67-57.63      49.57
      Options exercised............... (1,102,814)   7.67-40.13      15.01
                                       ----------  ------------     ------
      Shares under option at December
       31, 1998.......................  6,249,935  $ 7.67-57.63     $33.38
      Options granted.................  1,606,725   57.09-70.06      61.72
      Options lapsed or surrendered...    (81,789)  10.92-62.25      52.15
      Options exercised...............   (967,557)   7.67-57.63      19.01
                                       ----------  ------------     ------
      Shares under option at December
       31, 1999.......................  6,807,314  $ 7.68-70.06     $41.88
      Options granted.................  1,756,350   41.52-62.19      44.26
      Options lapsed or surrendered...   (185,613)  13.38-67.00      48.72
      Options exercised...............   (262,531)   7.68-57.00      19.95
                                       ----------  ------------     ------
      Shares under option at December
       31, 2000.......................  8,115,520  $11.56-70.06     $42.95
                                       ==========  ============     ======

   The range of options outstanding at December 31, 2000 were:

                                           Weighted-Average     Weighted-Average
                   Number of Shares         Exercise Price         Remaining
       Price    ----------------------- ----------------------- Contractual Life
       Range    Outstanding Exercisable Outstanding Exercisable    (In Years)
       -----    ----------- ----------- ----------- ----------- ----------------
      $ 7-18       624,779     624,779    $16.14      $16.14          1.1
       19-29     1,504,181   1,504,181     22.36       22.36          3.8
       30-40       615,097     615,097     32.08       32.08          6.0
       41-52     2,902,429   1,542,779     47.22       50.13          9.0
       53-61       945,076     928,449     57.09       57.05          7.0
      Over $61   1,523,958     771,297     61.75       61.96          8.9
                 ---------   ---------    ------      ------          ---
                 8,115,520   5,986,582    $42.95      $40.35          7.0
                 =========   =========    ======      ======          ===

   Options exercisable at December 31, 1999 and 1998 were 5,031,588 and 4,759,535, respectively. The weighted average exercise price for options exercisable was $35.96 at December 31, 1999 and $27.10 at December 31, 1998.

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

         December 31, 2000, 1999, and 1998 ($000's except share data)

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

   Had compensation cost for the Corporation's options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                       2000     1999     1998
                                                     -------- -------- --------
      Net income:
        As reported................................. $315,123 $354,511 $301,323
        Pro forma...................................  300,793  341,355  292,227
      Basic earnings per share:
        As reported................................. $   2.99 $   3.32 $   2.79
        Pro forma...................................     2.85     3.20     2.70
      Diluted earnings per share:
        As reported................................. $   2.89 $   3.14 $   2.61
        Pro forma...................................     2.78     3.03     2.54

   The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period. No compensation cost associated with such options was included in determining pro forma net income.

   The grant date fair values and assumptions used to determine such value are as follows:

                                           2000         1999         1998
                                        -----------  -----------  -----------
      Weighted-average grant date fair
       value...........................      $13.82       $19.54       $13.31
      Assumptions:
        Risk-free interest rates.......   5.14-6.79%   4.75-6.45%   4.53-5.88%
        Expected volatility............ 24.36-31.33% 22.00-24.62% 18.38-22.01%
        Expected term (in years).......         6.0          6.0          6.0
        Expected dividend yield........        2.11%        1.56%        1.69%

   Activity relating to the Corporation's Restricted Purchase Rights was:

                                                           December 31
                                                      ------------------------
                                                       2000    1999     1998
                                                      ------  -------  -------
      Restricted stock purchase rights outstanding--
       Beginning of Year............................     --       --    10,500
      Restricted stock purchase rights granted......   8,000   21,000   20,250
      Restricted stock purchase rights exercised....  (8,000) (21,000) (30,750)
                                                      ------  -------  -------
      Restricted stock purchase rights outstanding--
       End of Year                                       --       --       --
      Weighted-average grant date market value......  $45.35  $ 64.41  $ 56.40
      Aggregate compensation expense................  $  726  $   534  $   556
      Unamortized deferred compensation.............  $1,859  $ 2,387  $ 1,964

         December 31, 2000, 1999, and 1998 ($000's except share data)

   Restrictions on stock issued pursuant to the exercise of stock purchase rights lapse within a seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

   Shares reserved for the granting of options and stock purchase rights at December 31, 2000 were 5,208,605.

   The Corporation also has a Long-term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 46,850 in 2000, 50,000 in 1999, and 103,250 in 1998. The vesting period is three years from the date the performance units were awarded. At December 31, 2000, based on the performance criteria, approximately $3,841 would be due to the participants under the 1998 and 1999 awards. In addition, the amount payable to participants under the 1997 award, which was fully vested, was $6,019 at December 31, 2000.

   Compensation expense in 1998 associated with the accelerated vesting of Advantage's stock options outstanding amounted to $10,372, which is included in Merger/Restructuring in the Consolidated Statements of Income.

17. Employee Retirement and Health Plans

   The Corporation has a defined contribution retirement plan and an incentive savings plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings plan, employee contributions up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation's return on equity as defined by the plan. Total expense relating to these plans was $40,016, $37,378, and $32,108 in 2000, 1999, and
1998, respectively.

   The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $1,174 in 2000, $174 in 1999, and $1,393 in 1998.

   Advantage sponsored a defined contribution ESOP plan for substantially all of its employees. In conjunction with the merger, such plan was terminated and distributions were made to the former participants in the plan. Advantage sponsored a defined contribution 401(k) plan that merged with the Corporation's incentive savings plan at October 1, 1998. Total expense relating to these plans amounted to $127 in 1998. In addition, expense associated with the termination of the ESOP in 1998 amounted to $1,246, which is included in Merger/Restructuring in the Consolidated Statements of Income.

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

         December 31, 2000, 1999, and 1998 ($000's except share data)


   The changes during the year of the accumulated postretirement benefit obligation (APBO) for retiree health benefits are as follows:

                                                               2000     1999
                                                              -------  -------
      APBO, beginning of year................................ $46,867  $49,176
      Service cost...........................................   2,593    3,044
      Interest cost on APBO..................................   3,601    3,381
      Actuarial losses/(gains)...............................   9,042   (7,132)
      Change due to acquisitions/divestitures................     --        64
      Benefits paid..........................................  (1,853)  (1,666)
                                                              -------  -------
      APBO, end of year......................................  60,250   46,867
      Unrecognized net gain..................................   2,432   12,215
      Unrecognized prior service cost........................   1,584    1,788
                                                              -------  -------
      Accrued postretirement benefit cost.................... $64,266  $60,870
                                                              =======  =======
      Weighted average discount rate used in determining
       APBO..................................................    8.00%    7.75%
                                                              =======  =======

   The assumed health care cost trend for 2001 was 6.25%. The rate was assumed to decrease gradually to 5.00% in 2006 and remain at that level thereafter.

   Net periodic postretirement benefit cost for the years ended December 31, 2000, 1999, and 1998 includes the following components:

                                                          2000    1999    1998
                                                         ------  ------  ------
      Service cost...................................... $2,593  $3,044  $3,475
      Interest on APBO..................................  3,601   3,381   3,804
      Net amortization and deferral.....................   (944)   (157)   (263)
                                                         ------  ------  ------
                                                         $5,250  $6,268  $7,016
                                                         ======  ======  ======

   The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one percentage point change on assumed health care cost trend rates would have the following effects:

                                                   One              One
                                             Percentage Point Percentage Point
                                                 Increase         Decrease
                                             ---------------- ----------------
      Effect on total of service and
       interest cost components.............      $1,103          $  (853)
      Effect on postretirement benefit
       obligation...........................       8,738           (7,176)

         December 31, 2000, 1999, and 1998 ($000's except share data)


18. Financial Instruments with Off-Balance Sheet Risk

   Financial instruments with off-balance sheet risk at December 31 were:

                                                            2000       1999
                                                         ---------- ----------
      Financial instruments whose amounts represent
       credit risk:
        Commitments to extend credit:
          To commercial customers....................... $6,397,068 $6,042,131
          To individuals................................  1,778,514  1,529,355
        Standby letters of credit, net of
         participations.................................    606,539    536,466
        Commercial letters of credit....................     38,090     22,423
        Mortgage loans sold with recourse...............      1,613      1,972
      Financial instruments whose amounts exceed the
       amount of credit risk:
        Foreign exchange contracts:
          Commitments to purchase foreign exchange......    758,407    382,528
          Commitments to deliver foreign exchange.......    760,593    383,118
          Options written/purchased.....................        --       9,715
      Interest risk management instruments:
        Interest rate swaps.............................  1,530,000  1,007,000
        Interest rate floors............................    275,000    275,000

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

         December 31, 2000, 1999, and 1998 ($000's except share data)

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

   At December 31, 2000, the Corporation's foreign currency position resulting from foreign exchange contracts by major currency was as follows ($000's US):

                                               Commitments To   Commitments To
                                                  Deliver          Purchase
                                              Foreign Exchange Foreign Exchange
                                              ---------------- ----------------
      Currency
      Euros..................................     $313,939         $314,028
      English Pound Sterling.................      240,411          240,527
      Japanese Yen...........................       96,967           95,434
      Swiss Franc............................       33,388           33,304
      Deutsche Mark..........................       25,150           24,502
      Australian Dollars.....................       12,551           12,640
      Danish Kronor..........................       11,611           11,572
      Canadian Dollars.......................       10,017            9,716
      New Zealand Dollars....................        5,536            5,536
      Italian Lire...........................        3,865            3,970
      Norwegian Kronor.......................        3,917            3,916
      All Other..............................        3,241            3,262
                                                  --------         --------
          Total..............................     $760,593         $758,407
                                                  ========         ========
      Average amount of contracts to
       deliver/purchase foreign exchange.....     $600,581         $595,504
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

   The Corporation enters into interest rate swaps to manage the interest rate volatility associated with variable rate loans, brokered callable CDs, brokered callable step-up CDs, retail callable time deposits and equity indexed CDs at the Corporation's affiliate banks. The Corporation also enters into interest swaps in connection with trading activities to enable customers to manage their interest rate risks. The Corporation's market risk from unfavorable movements in interest rates associated with trading swaps is generally minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indexes. Interest rate swaps held for trading consisted of $63.0 million in notional amount of receive fixed and $63.0 million in notional amount of pay fixed at December 31, 2000. By comparison interest rate swaps held for trading consisted of $47.5 million in notional amount of receive fixed and $47.5 million in notional amount of pay fixed at December 31, 1999.

   In addition to the above, as part of its auto securitization activities which began in 2000, the Corporation has entered into a balance guaranteed receive fixed pay floating interest rate swap which has been designated as

         December 31, 2000, 1999, and 1998 ($000's except share data)

trading. The floating leg index is based on the cost of commercial paper used to fund the purchase of the collateral. The receive index is fixed at 6.60%. As of December 31, 2000 there was $202.9 million in notional value outstanding. The fair value at December 31, 2000 was $1,877. Net trading gains amounted to $2,111 in 2000.

   At December 31, 2000, the Corporation's interest rate swap portfolio held for other than trading consisted of the following ($ in millions):

                                         Remaining Maturity in Years
                             -----------------------------------------------------
                                                                     Over
   Other                     0-1 Yrs 1-2 Yrs 2-3 Yrs 3-4 Yrs 4-5 Yrs 5 Yrs  Total
   -----                     ------- ------- ------- ------- ------- -----  ------
   Notional value..........   $ 171   $  75   $ 219   $ 122   $ 145  $ 798  $1,530
   Weighted average receive
    rate...................    6.42%   5.38%   5.74%   5.75%   6.38%  6.95%   6.49%
   Weighted average pay
    rate (variable)........    6.65%   6.70%   6.68%   6.57%   6.55%  6.68%   6.65%

   The impact on net interest income from interest rate swaps was a negative $2.64 million in 2000 and a positive $7.19 and $5.21 million in 1999 and 1998, respectively.

   Interest caps and floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market rate rises/falls above/below the fixed ceiling or floor or index rate on specified future dates.

   The Corporation purchases standard interest rate caps and floors to manage the interest volatility associated with variable rate loans and the risk associated with embedded prepayment options in asset-backed available for sale investment securities. At December 31, 2000, the Corporation's interest rate floor portfolio held for other than trading consisted of the following ($ in millions):

                                                           Weighted-Average
                                                      --------------------------
                                             Notional Strike         Remaining
      Type                                    Amount   Rate  Index  Term (years)
      ----                                   -------- ------ ------ ------------
      Floors................................  $275.0  6.386% 6.661%     5.38

   No payments were received in 2000 or 1999. The effect of amortization of the fee premiums were $833 in 2000, $227 in 1999 and $117 in 1998, respectively. Unamortized premium associated with floors amounted to $4,569 at December 31, 2000 and $5,402 at December 31, 1999.

   The market risk due to potential fluctuations in interest rates is inherent in swap, cap and floor agreements. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from swaps, caps and floors is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2000 the estimated credit exposure arising from swaps and floors was approximately $14.6 million.

         December 31, 2000, 1999, and 1998 ($000's except share data)


19. Fair Value of Financial Instruments

   The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2000 and 1999 are reflected below:

              Balance Sheet Financial Instruments ($ in millions)

                                               2000                1999
                                        ------------------- -------------------
                                          Book      Fair      Book      Fair
                                          Value     Value     Value     Value
                                        --------- --------- --------- ---------
Financial Assets:
  Cash and short-term investments...... $   908.2 $   908.2 $   886.7 $   886.7
  Trading securities...................      15.3      15.3      40.3      40.3
  Investment securities available for
   sale................................   4,735.7   4,735.7   4,357.2   4,357.2
  Investment securities held to
   maturity............................   1,112.5   1,124.8   1,170.7   1,137.1
  Net loans and leases.................  17,352.0  17,877.1  16,109.2  16,201.0
  Interest receivable..................     211.1     211.1     146.4     146.4
Financial Liabilities:
  Deposits.............................  19,248.6  19,496.3  16,435.2  16,496.0
  Short-term borrowings................   2,605.4   2,605.4   4,247.4   4,247.4
  Long-term borrowings.................   1,130.6   1,252.8     957.9     961.8
  Interest payable.....................     203.5     203.5     113.4     113.4

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

 Trading and Investment Securities

   Fair value is based on quoted market prices or dealer quotes where available. See Note 6, Securities, for additional information. Estimated fair values for residual interests in the form of interest-only strips from automobile loan securitizations are based on discounted cash analysis as described in Note 9.

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

         December 31, 2000, 1999, and 1998 ($000's except share data)


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

                                                                       2000 1999
                                                                       ---- ----
      Loan commitments................................................ $6.8 $3.8
      Letters of credit...............................................  4.8  4.2

   Foreign exchange contracts are carried at market value (U.S. dollar equivalent of the underlying contract). The fair value of options written/purchased are based on the market value as of the reporting date.

                                                                   2000   1999
                                                                  ------ ------
      Commitments to purchase foreign exchange................... $758.4 $382.5
      Commitments to deliver foreign exchange....................  760.6  383.1
      Options written/purchased..................................    --     2.1

   Interest rate swaps and floors are assigned a value based on a discounted cash flow analysis utilizing the forward yield curve.

                                                                  2000    1999
                                                                  -----  ------
      Interest rate swaps........................................ $(6.2) $(31.9)
      Interest rate floors.......................................  10.2     4.0

   See Note 18 for additional information on off-balance sheet financial instruments.

20. Business Segments

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

   The Metavante Corporation ("Metavante") subsidiary, formerly the Data Services Division of the Corporation, was created on July 1, 2000. Certain assets and liabilities of the Data Services Division which

         December 31, 2000, 1999, and 1998 ($000's except share data)

represent the payment services or item processing line of business, were transferred to the Banking segment. Current year information and all prior periods presented have been restated for the transfer for the Banking segment and the Data Services Segment.

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

   Based on the way the Corporation organizes its segments, the Corporation has determined that it has two reportable segments. Information with respect to M&I's segments is as follows:

Banking

   Banking represents the aggregation of nineteen separately chartered banks located in Wisconsin, one bank in Arizona, one federally chartered thrift headquartered in Nevada with a branch in Florida and an operational support subsidiary which beginning in the third quarter of 2000, includes item processing as previously discussed. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the Internet. In addition, the Corporation's larger affiliate banks provide numerous services such as cash management, regional credit, and centralized accounting to M&I's community banking affiliates. Intrasegment revenues, expenses and assets have been eliminated in the following information and prior periods have been restated to include the item processing line of business. ($ in millions)

                                       2000       1999       1998
                                     ---------  ---------  ---------
      Revenue:
        Net interest income......... $   679.4  $   701.5  $   664.8
        Other revenues:
          Unaffiliated customers....     255.8      222.0      208.4
          Affiliated customers......      22.0       16.5       13.5
                                     ---------  ---------  ---------
            Total revenues..........     957.2      940.0      886.7
      Expenses:
        Intersegment charges........      61.9       61.3       65.5
        Other operating expense.....     407.6      376.4      356.9
                                     ---------  ---------  ---------
            Total expenses..........     469.5      437.7      422.4
      Provision for loan and lease
       losses.......................      29.9       25.0       26.1
      Income tax expense............     139.3      152.7      149.0
                                     ---------  ---------  ---------
      Operating income.............. $   318.5  $   324.6  $   289.2
                                     =========  =========  =========
      Identifiable assets........... $24,626.5  $22,860.4  $20,239.4
                                     =========  =========  =========
      Net purchases of premises and
       equipment.................... $    28.9  $    28.3  $    31.8
                                     =========  =========  =========
      Return on tangible equity.....      18.4%      20.1%      18.3%
                                     =========  =========  =========

         December 31, 2000, 1999, and 1998 ($000's except share data)


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

                                         Commercial Retail   Investments  Total
      2000                                Banking   Banking   and Other  Banking
      ----                               ---------- -------  ----------- -------
      Revenue:
        Net interest income.............   $352.8   $344.6     $(18.0)   $679.4
        Other revenue...................     56.2     71.4      150.2     277.8
                                           ------   ------     ------    ------
          Total revenues................   $409.0   $416.0     $132.2    $957.2
                                           ======   ======     ======    ======
      Percent of total..................     42.7%    43.5%      13.8%    100.0%
                                           ======   ======     ======    ======
      Operating income..................   $159.5   $ 98.5     $ 60.5    $318.5
                                           ======   ======     ======    ======
      Percent of total..................     50.1%    30.9%      19.0%    100.0%
                                           ======   ======     ======    ======
      Return on tangible equity.........     20.8%    19.1%                18.4%
                                           ======   ======               ======

      1999
      ----
      Revenue:
        Net interest income.............   $337.0   $323.2     $ 41.3    $701.5
        Other revenue...................     54.6     60.0      123.9     238.5
                                           ------   ------     ------    ------
          Total revenues................   $391.6   $383.2     $165.2    $940.0
                                           ======   ======     ======    ======
      Percent of total..................     41.6%    40.8%      17.6%    100.0%
                                           ======   ======     ======    ======
      Operating income..................   $157.5   $ 94.1     $ 73.0    $324.6
                                           ======   ======     ======    ======
      Percent of total..................     48.5%    29.0%      22.5%    100.0%
                                           ======   ======     ======    ======
      Return on tangible equity.........     23.3%    20.3%                20.1%
                                           ======   ======               ======

      1998
      ----
      Revenue:
        Net interest income.............   $303.8   $292.4     $ 68.6    $664.8
        Other revenue...................     48.9     70.3      102.7     221.9
                                           ------   ------     ------    ------
          Total revenues................   $352.7   $362.7     $171.3    $886.7
                                           ======   ======     ======    ======
      Percent of total..................     39.8%    40.9%      19.3%    100.0%
                                           ======   ======     ======    ======
      Operating income..................   $148.5   $ 91.2     $ 49.5    $289.2
                                           ======   ======     ======    ======
      Percent of total..................     51.3%    31.6%      17.1%    100.0%
                                           ======   ======     ======    ======
      Return on tangible equity.........     23.1%    20.1%                18.3%
                                           ======   ======               ======

Data Services

   Data Services includes Metavante as well as its two nonbank subsidiaries. Metavante provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Metavante derives revenue from the Corporation's

         December 31, 2000, 1999, and 1998 ($000's except share data)

credit card merchant operations. The majority of Metavante's revenue is derived from internal and external processing. Intrasegment revenues, expenses and assets have been eliminated in the following information and prior periods have been restated to exclude the item processing business. ($ in millions)

                                                         2000    1999    1998
                                                        ------  ------  ------
      Revenue:
        Net interest expense........................... $ (2.8) $ (4.1) $ (2.4)
        Other revenues:
          Unaffiliated customers.......................  542.4   492.8   422.1
          Affiliated customers.........................   64.1    56.1    59.4
                                                        ------  ------  ------
            Total revenues.............................  603.7   544.8   479.1
      Expenses:
        Intersegment charges...........................    8.5     3.5     2.2
        Other operating expense........................  499.7   469.4   416.2
                                                        ------  ------  ------
            Total expenses.............................  508.2   472.9   418.4
      Income tax expense...............................   39.6    31.6    25.2
                                                        ======  ======  ======
      Operating income................................. $ 55.9  $ 40.3  $ 35.5
                                                        ======  ======  ======
      Identifiable assets.............................. $636.3  $475.1  $340.4
                                                        ======  ======  ======
      Net purchases of premises and equipment.......... $ 45.9  $ 35.2  $ 25.7
                                                        ======  ======  ======
      Return on equity.................................   21.5%   18.2%   19.6%
                                                        ======  ======  ======

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

                                                          2000    1999    1998
                                                         ------  ------  ------
      Revenue:
        Net interest income............................. $ 21.5  $ 22.8  $ 34.6
        Other revenues:
          Unaffiliated customers........................  175.0   152.5   157.8
          Affiliated customers..........................   14.2    17.8    23.0
                                                         ------  ------  ------
            Total revenues..............................  210.7   193.1   215.4
      Expenses:
        Intersegment charges............................   28.2    26.2    28.3
        Other operating expense.........................  105.5   101.6   104.9
                                                         ------  ------  ------
            Total expenses..............................  133.7   127.8   133.2
      Provision for loan and lease losses...............    0.5     0.4     1.0
      Income tax expense................................   30.3    25.5    31.9
                                                         ======  ======  ======
      Operating income.................................. $ 46.2  $ 39.4  $ 49.3
                                                         ======  ======  ======
      Identifiable assets............................... $633.1  $650.3  $647.9
                                                         ======  ======  ======
      Net purchases of premises and equipment........... $  2.8  $  2.3  $  1.3
                                                         ======  ======  ======
      Return on tangible equity.........................   20.5%   18.9%   26.2%
                                                         ======  ======  ======

         December 31, 2000, 1999, and 1998 ($000's except share data)


   Total Revenues by type in All Others consist of the following:

                                                             2000   1999   1998
                                                            ------ ------ ------
      Trust Services....................................... $120.1 $103.6 $ 90.4
      Residential Mortgage Banking.........................   25.8   33.5   48.6
      Capital Markets......................................   22.7   16.8   33.4
      Brokerage and Insurance..............................   22.1   20.2   18.1
      Commercial Leasing...................................   10.3   10.9   13.7
      Commercial Mortgage Banking..........................    2.2    1.6    7.3
      Others...............................................    7.5    6.5    3.9
                                                            ------ ------ ------
            Total.......................................... $210.7 $193.1 $215.4
                                                            ====== ====== ======

   Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                                     2000      1999      1998
                                                   --------  --------  --------
Revenues:
  Banking........................................  $  957.2  $  940.0  $  886.7
  Data Services..................................     603.7     544.8     479.1
  All Others.....................................     210.7     193.1     215.4
  Corporate overhead.............................     (20.9)     (4.4)     (4.9)
  Acquisition costs..............................       1.4       0.8     (10.3)
  Nonrecurring securities losses.................     (50.6)      --        --
  Intersegment eliminations......................    (100.1)    (90.5)    (95.4)
                                                   --------  --------  --------
Consolidated revenues............................  $1,601.4  $1,583.8  $1,470.6
                                                   ========  ========  ========
Expenses:
  Banking........................................  $  469.5  $  437.7  $  422.4
  Data Services..................................     508.2     472.9     418.4
  All Others.....................................     133.7     127.8     133.2
  Corporate overhead.............................      53.2      60.0      49.5
  Acquisition costs..............................      19.5      22.6      26.7
  Merger/restructuring...........................       --        --       23.4
  Single Charter/IPO/Arm loan sales..............      16.7       --        --
  Intersegment eliminations......................    (100.1)    (90.5)    (95.4)
                                                   --------  --------  --------
Consolidated expenses............................  $1,100.7  $1,030.5  $  978.2
                                                   ========  ========  ========
Provision for loan and lease losses:
  Banking........................................  $   29.9  $   25.0  $   26.1
  All Others.....................................       0.5       0.4       1.0
                                                   --------  --------  --------
Consolidated provision for loan and lease losses.  $   30.4  $   25.4  $   27.1
                                                   ========  ========  ========
Income tax expense (benefit):
  Banking........................................  $  139.3  $  152.7  $  149.0
  Data Services..................................      39.6      31.6      25.2
  All Others.....................................      30.3      25.5      31.9
  Corporate overhead.............................     (30.6)    (32.3)    (25.0)
  Acquisition costs..............................      (2.6)     (4.1)    (10.0)
  Merger/restructuring...........................       --        --       (7.1)
  Securities losses/Single charter/IPO/Arm loan
   sales.........................................     (23.1)      --        --
                                                   --------  --------  --------
Consolidated income tax expense..................  $  152.9  $  173.4  $  164.0
                                                   ========  ========  ========

          December 31, 2000, 1999, and 1998 ($000's except share data)

   Segment information reconciled to the Consolidated Financial Statements (continued) ($ in millions)

                                                  2000       1999       1998
                                                ---------  ---------  ---------
Net income (loss) before change in accounting:
  Operating income:
    Banking...................................  $   318.5  $   324.6  $   289.2
    Data Services.............................       55.9       40.3       35.5
    All Others................................       46.2       39.4       49.3
  Corporate overhead..........................      (43.5)     (32.1)     (29.4)
  Acquisition costs...........................      (15.5)     (17.7)     (27.0)
  Merger/restructuring........................        --         --       (16.3)
  Securities losses/Single charter/IPO/Arm
   loan sales.................................      (44.2)       --         --
                                                ---------  ---------  ---------
Consolidated net income before change in
 accounting...................................  $   317.4  $   354.5  $   301.3
                                                =========  =========  =========
Assets:
  Banking.....................................  $24,626.5  $22,860.4  $20,239.4
  Data Services...............................      636.3      475.1      340.4
  All Others..................................      633.1      650.3      647.9
  Corporate overhead..........................      241.7      174.6      196.7
  Acquisition costs...........................      249.7      269.0      290.7
  Intersegment eliminations...................     (309.6)     (59.7)    (148.8)
                                                ---------  ---------  ---------
Consolidated assets...........................  $26,077.7  $24,369.7  $21,566.3
                                                =========  =========  =========
Depreciation and amortization:
  Banking.....................................  $   (20.9) $     5.4  $    23.6
  Data Services...............................       86.6       73.8       63.2
  All Others..................................      (18.7)     (18.3)     (15.7)
  Corporate overhead..........................        4.2        3.7        3.2
  Acquisition costs...........................       18.0       21.6       37.1
                                                ---------  ---------  ---------
Consolidated depreciation and amortization....  $    69.2  $    86.2  $   111.4
                                                =========  =========  =========
Purchases of premises and equipment, net:
  Banking.....................................  $    28.9  $    28.3  $    31.8
  Data Services...............................       45.9       35.2       25.7
  All Others..................................        2.8        2.3        1.3
  Corporate overhead..........................        1.2        1.1        2.0
                                                ---------  ---------  ---------
Consolidated purchases of premises and
 equipment, net...............................  $    78.8  $    66.9  $    60.8
                                                =========  =========  =========

          December 31, 2000, 1999, and 1998 ($000's except share data)


21. Condensed Financial Information--Parent Corporation Only

   On July 1, 2000, the Corporation contributed certain assets and liabilities of its Data Services division as well as its investment in two related nonbank subsidiaries into a new subsidiary, Metavante, and contributed the remainder of the division's assets and liabilities (consisting of the payment services or item processing business) to its banking support subsidiary. These are noncash transactions for purposes of the Condensed Statements of Cash Flows. The Condensed Statements of Income reflect the operating activity of the Data Services division through the six months ended June 30, 2000.

                            Condensed Balance Sheets
                                  December 31

                                                             2000       1999
                                                          ---------- ----------
Assets
Cash and cash equivalents................................ $  145,480 $   33,850
Data processing services receivables.....................        --     132,572
Commercial loans purchased from affiliates...............        --      75,000
Indebtedness of nonbank affiliates.......................    249,408    315,965
Investments in affiliates:
  Banks..................................................  2,062,316  1,848,189
  Nonbanks...............................................    558,278    263,544
Premises and equipment, net..............................      7,281    137,246
Other assets.............................................    115,222    281,899
                                                          ---------- ----------
    Total assets......................................... $3,137,985 $3,088,265
                                                          ========== ==========

Liabilities and Shareholders' Equity
Commercial paper issued.................................. $  322,161 $  246,514
Other liabilities........................................    137,595    259,031
Long-term borrowings:
  7.65% Junior Subordinated Deferrable Interest
   Debentures due to M&I Capital Trust A.................    205,346    205,314
  Other..................................................    230,694    260,480
                                                          ---------- ----------
    Total long-term borrowings...........................    436,040    465,794
                                                          ---------- ----------
    Total liabilities....................................    895,796    971,339
Shareholders' equity.....................................  2,242,189  2,116,926
                                                          ---------- ----------
    Total liabilities and shareholders' equity........... $3,137,985 $3,088,265
                                                          ========== ==========

   Scheduled maturities of long-term borrowings are $67,950 in 2001, $48,450 in 2002, $113,000 in 2003, $1,000 in 2004, and $500 in 2005. See Note 13 for a
description of the junior subordinated debt due to M&I Capital Trust A.

          December 31, 2000, 1999, and 1998 ($000's except share data)


                         Condensed Statements of Income
                            Years Ended December 31

                                                     2000      1999      1998
                                                   --------  --------  --------
Income
Cash dividends:
  Bank affiliates................................  $117,812  $172,920  $186,149
  Nonbank affiliates.............................    22,961    49,729    67,114
Interest from affiliates.........................    30,320    22,530    19,019
Data processing income...........................   304,365   568,269   482,567
Service fees and other...........................    67,794    70,197    64,406
                                                   --------  --------  --------
    Total income.................................   543,252   883,645   819,255
Expense
Interest.........................................    57,409    41,143    32,979
Salaries and employee benefits...................   186,075   322,399   274,929
Administrative and general.......................   128,653   215,039   217,469
Single Charter...................................     2,960       --        --
                                                   --------  --------  --------
    Total expense................................   375,097   578,581   525,377
Income before income taxes, cumulative effect of
 changes in accounting principles and equity in
 undistributed net income of affiliates..........   168,155   305,064   293,878
Provisions for income taxes......................    10,893    27,904    16,296
                                                   --------  --------  --------
Income before cumulative effect of changes in
 accounting principles and equity in
 undistributed net income of affiliates..........   157,262   277,160   277,582
Cumulative effect of changes in accounting
 principles, net of income taxes.................    (2,279)      --        --
                                                   --------  --------  --------
Income before equity in undistributed net income
 of affiliates...................................   154,983   277,160   277,582
Equity in undistributed net income of affiliates,
 net of dividends paid:
  Banks..........................................   113,368   103,114    44,611
  Nonbanks.......................................    46,772   (25,763)  (20,870)
                                                   --------  --------  --------
    Net income...................................  $315,123  $354,511  $301,323
                                                   ========  ========  ========

          December 31, 2000, 1999, and 1998 ($000's except share data)


                       Condensed Statements of Cash Flows
                            Years Ended December 31

                                             2000         1999         1998
                                          -----------  -----------  -----------
Cash Flows From Operating Activities
Net income..............................  $   315,123  $   354,511  $   301,323
Noncash items included in income:
  Equity in undistributed net income of
   affiliates...........................     (160,140)     (77,351)     (23,741)
  Depreciation and amortization.........       35,526       72,343       68,957
  Merger/Restructuring..................          --           --        11,615
  Other.................................      (26,682)     (32,605)     (57,085)
                                          -----------  -----------  -----------
Net cash provided by operating
 activities.............................      163,827      316,898      301,069
Cash Flows From Investing Activities
  Increases in indebtedness of
   affiliates...........................   (1,906,477)  (1,356,937)  (1,462,564)
  Decreases in indebtedness of
   affiliates...........................    2,125,433    1,294,864    1,409,058
  Increases in investments in
   affiliates...........................      (36,177)        (399)      (5,434)
  Net capital expenditures..............      (19,500)     (36,739)     (30,874)
  Acquisitions accounted for as
   purchases, net of cash equivalents
   acquired and investments in joint
   ventures.............................          --       (84,408)      (5,170)
  Purchase of Bank-Owned Life Insurance.          --           --       (32,625)
  Other.................................       (5,993)       1,135       14,416
                                          -----------  -----------  -----------
Net cash provided by (used) in investing
 activities.............................      157,286     (182,484)    (113,193)
Cash Flows From Financing Activities
  Dividends paid........................     (111,379)    (104,490)     (97,241)
  Proceeds from issuance of commercial
   paper................................    3,190,712    1,926,791      779,653
  Principal payments on commercial
   paper................................   (3,115,064)  (1,740,439)    (829,077)
  Proceeds from issuance of long-term
   debt.................................        1,000       75,200          --
  Payments on long-term debt............      (23,561)     (35,857)     (13,913)
  Purchase of common stock..............     (156,319)    (317,149)     (29,633)
  Proceeds from exercise of stock
   options..............................        5,241       18,359       15,086
  Other.................................         (113)         (19)         (25)
                                          -----------  -----------  -----------
Net cash used in financing activities...     (209,483)    (177,604)    (175,150)
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................      111,630      (43,190)      12,726
Cash and cash equivalents, beginning of
 year...................................       33,850       77,040       64,314
                                          -----------  -----------  -----------
Cash and cash equivalents, end of year..  $   145,480  $    33,850  $    77,040
                                          ===========  ===========  ===========

                  Quarterly Financial Information (Unaudited)

   Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2000 and 1999. Quarterly financial information for the year ended December 31, 2000, has been restated for the change in accounting as discussed in Note 2 to the Consolidated Financial Statements.

                                                       Quarter Ended
                                            -----------------------------------
                                            Dec. 31  Sept. 30 June 30  March 31
                                            -------- -------- -------- --------
2000
Total Interest Income.....................  $457,503 $443,265 $432,589 $414,625
Net Interest Income.......................   174,765  164,065  165,055  169,121
Provision for Loan and Lease Losses.......     8,979    5,938    9,616    5,819
Income before Income Taxes and Change in
 Accounting...............................   125,104   74,634  133,882  136,730
Income before Change in Accounting........    84,330   51,610   90,747   90,715
Change in Accounting, Net of Income Taxes.       --       --       --    (2,279)
Net Income................................    84,330   51,610   90,747   88,436
Net Income Per Share:*
  Basic Before Change in Accounting.......  $   0.80 $   0.49 $   0.86 $   0.86
  Basic...................................      0.80     0.49     0.86     0.84
  Diluted Before Change in Accounting.....      0.78     0.47     0.83     0.83
  Diluted.................................      0.78     0.47     0.83     0.81
1999
Total Interest Income.....................  $398,819 $380,477 $364,702 $352,586
Net Interest Income.......................   176,919  177,803  177,742  172,817
Provision for Loan and Lease Losses.......    10,938    4,797    4,811    4,873
Income before Income Taxes................   130,038  135,379  133,513  129,009
Net Income................................    90,626   90,836   87,518   85,531
Net Income Per Share:*
  Basic...................................  $   0.84 $   0.86 $   0.82 $   0.79
  Diluted.................................      0.81     0.81     0.77     0.75

                                              2000   1999   1998   1997   1996
                                             ------ ------ ------ ------ ------
Common Dividends Declared
First Quarter............................... $0.240 $0.220 $0.200 $0.185 $0.165
Second Quarter..............................  0.265  0.240  0.220  0.200  0.185
Third Quarter...............................  0.265  0.240  0.220  0.200  0.185
Fourth Quarter..............................  0.265  0.240  0.220  0.200  0.185
                                             ------ ------ ------ ------ ------
                                             $1.035 $0.940 $0.860 $0.785 $0.720
                                             ====== ====== ====== ====== ======

--------
   * May not add due to rounding

                             Price Range of Stock
                             (Low and High Close)

                                               2000   1999   1998   1997   1996
                                              ------ ------ ------ ------ ------
First Quarter
  Low........................................ $43.88 $55.38 $53.25 $32.75 $24.63
  High.......................................  60.44  59.25  59.50  40.25  26.25
Second Quarter
  Low........................................  41.52  54.75  50.44  35.06  24.88
  High.......................................  55.31  71.94  61.63  42.50  28.13
Third Quarter
  Low........................................  43.56  55.88  44.00  40.88  25.50
  High.......................................  51.63  69.75  59.00  52.63  30.13
Fourth Quarter
  Low........................................  38.63  57.81  40.50  50.06  30.00
  High.......................................  51.49  69.31  58.44  62.13  35.38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Marshall & Ilsley
Corporation:

   We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with auditing principles generally accepted in the United States.

   As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2000, the Corporation changed its method of accounting for certain conversion services.

                                          /s/ Arthur Andersen LLP

Milwaukee, Wisconsin,
January 12, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, except for information as to executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

     Consolidated Financial Statements:
       Balance Sheets--December 31, 2000 and 1999
       Statements of Income--years ended December 31, 2000, 1999 and 1998 Statements of Cash Flows--years ended December 31, 2000, 1999 and
    1998
       Statements of Shareholders' Equity--years ended December 31, 2000, 1999 and 1998
       Notes to Consolidated Financial Statements
       Quarterly Financial Information (Unaudited)
       Report of Independent Public Accountants

     2. Financial Statement Schedules

      All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

     3. Exhibits

       See Index to Exhibits of this Form 10-K which is incorporated herein by reference.

    (b) Reports on Form 8-K

     On November 6, 2000, the Company reported Items 5 and 7 in a Current Report on Form 8-K in connection with the withdrawal of the initial public offering for its Metavante Corporation subsidiary. An Exhibit in the Form 8-K consists of a Press Release dated November 1, 2000. No financial statements were required to be filed.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARSHALL & ILSLEY CORPORATION

                                           /s/ J.B. Wigdale
                                          By: _________________________________
                                           J.B. Wigdale
                                          Chairman of the Board

                                          Date: March 5, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J.B. Wigdale
________________________________________________
J.B. Wigdale
Chairman of the Board and a Director
(Chief Executive Officer)                         Date: March 5, 2001

/s/ D.J. Kuester
________________________________________________
D.J. Kuester
President and a Director
(Acting Chief Financial Officer)                  Date: March 5, 2001

  /s/ P.R. Justiliano
  ___________________________________________
  P.R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)                    Date: March 5, 2001


Directors: Oscar C. Boldt, Wendell F. Bueche, Timothy E. Hoeksema, Burleigh E.
        Jacobs, Ted D. Kellner, D.J. Kuester, Katharine C. Lyall, Don R. O'Hare, San W. Orr, Jr., Peter M. Platten, III, Robert A. Schaefer, Stuart W. Tisdale, George E. Wardeberg and J.B. Wigdale.

  /s/ M.A. Hatfield                       Date: March 5, 2001
By: _________________________________

  M.A. Hatfield
  As Attorney-In-Fact*
--------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                          MARSHALL & ILSLEY CORPORATION

                                INDEX TO EXHIBITS
                                  (Item 14(a)3)

                                      ITEM
                                      ----

(3)  (a)     Restated Articles of Incorporation, as amended, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, SEC File No. 1-15403

     (b) By-laws, as amended, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, SEC File No. 1-15403

(4)  (a)     Indenture between M&I and Chemical Bank (as successor to
             Manufacturers Hanover Trust Company) dated as of November 15, 1985
             ("Senior Indenture"), incorporated by reference to M&I's
             Registration Statement on Form S-3 (Registration No. 33-21377), as supplemented by the First Supplemental Indenture to the Senior
             Indenture dated as of May 31, 1990, incorporated by reference to M&I's Current Report on Form 8-K dated May 31, 1990, and as supplemented by the Second Supplemental Indenture to the Senior
             Indenture dated as of July 15, 1993, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1993, SEC File No. 1-15403

     (b) Form of Medium Term Notes, Series C, Series D and Series E issued pursuant to the Senior Indenture, included in Exhibit 4(a)

     (c) Indenture between M&I and Chemical Bank dated as of July 15, 1993 ("Subordinated Indenture"), incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 1-15403

     (d) Form of Subordinated Note issued pursuant to the Subordinated Indenture, included in Exhibit 4(c)

     (e) Designation of Rights and Preferences of holders of Series A Preferred Stock, incorporated by reference to M&I's Current Report on Form 8-K dated May 20, 1985, SEC File No. 1-15403

     (f) Amended and Restated Declaration of Trust dated as of December 9, 1996 among Marshall & Ilsley Corporation, as Sponsor, The Chase Manhattan Bank, as Institutional Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Regular Trustees identified thereon, and the holders from time to time of undivided interests in the assets of the Trust, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (g) Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (h) First Supplemental Indenture, dated as of December 9, 1996, between Marshall & Ilsley Corporation and The Chase Manhattan Bank, as Indenture Trustee, incorporated by reference to M&I's Registration Statement on Form S-4 dated January 15, 1997, SEC Reg. No. 333-19809

     (i) Form of Capital Security Certificate for M&I Capital Trust A, included as Exhibit A-2 to Exhibit 4(h)

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

     (m) Issuing and Paying Agency Agreement, dated as of September 17, 1999, between M&I Marshall & Ilsley Bank, M&I Bank of Southern Wisconsin, M&I Bank Northeast, M&I Bank Fox Valley, M&I Thunderbird Bank, M&I Bank South, M&I Mid-State Bank and M&I Community State Bank and The Chase Manhattan Bank

(10) (a) 1983 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 1-15403*

     (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 1-15403*

     (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 1-15403*

     (d) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

     (e) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 1-15403*

     (f) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 1-15403*

     (g) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 1-15403*

     (h) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 1-15403*

     (i) Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I's Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 1-15403*

     (j) Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53897)*

     (k) Valley Bancorporation 1992 Outside Directors' Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*

     (l) Employment agreement between M&I and Mr. Peter M. Platten, III, incorporated by reference to M&I's Registration Statement on Form S-4 (Reg. No. 33-51753)*

     (m) Letter agreement dated January 25, 1994 between Valley Bancorporation and Mr. Peter M. Platten, III incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 1-15403*

     (n) Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Proxy Statement for the 1997 Annual Meeting of Shareholders*

     (o) Marshall & Ilsley Corporation Executive Deferred Compensation Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

     (p) Deferred Compensation Trust II between Marshall & Ilsley Corporation and Marshall & Ilsley Trust Company, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

     (q) Marshall & Ilsley Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to M&I's Proxy Statement for the 1997 Annual Meeting of Shareholders*

     (r) Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

     (s) Security Capital Corporation 1993 Incentive Stock Option Plan, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 333-36909)*

     (t) Security Bank S.S.B. Deferred Compensation Plans for Key Executive Officers and Directors, incorporated by reference to Security Capital Corporation's Registration Statement on Form S-1 (Reg. No. 33-68982)*

     (u) Security Bank S.S.B. Supplemental Pension Plan, incorporated by reference to Security Capital Corporation's Registration Statement on Form S-1 (Reg. No. 33-68982)*

     (v) Directors Deferred Compensation Plan, incorporated by reference to M&I's Proxy Statement for the 1998 Annual Meeting of Shareholders*

     (w) Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan for Executives, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-15403*

     (x) Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (y) Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (z) Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (aa) Marshall & Ilsley Corporation Amended and Restated Annual Executive Compensation Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (bb) Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Proxy Statement for the 2000 Annual Meeting of Shareholders*

     (cc) Early Retirement and Consulting Agreements dated as of September 18, 2000 between Marshall & Ilsley Corporation and G.H. Gunnlaugsson, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-15403*

     (dd) Form of Change of Control Agreements between M&I and Messrs. Wigdale, Kuester, Bolger and Delgadillo*

     (ee) Change of Control Agreement, dated August 12, 1999, between M&I and Mr. Hatfield*

     (ff) Form of Change of Control Agreements between M&I and Ms. Justiliano and Messrs. O'Neill, Renard, Roberts, Root, Sherman, Williams and Wilson*

     (gg) Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan*

(11) Computation of Net Income Per Common Share, incorporated by reference to
     Note 3 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements.

(12) Computation of Ratio of Earnings to Fixed Charges

(21) Subsidiaries

(23) Consent of Arthur Andersen LLP

(24) Powers of Attorney

M&I will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.

-------------

*    Management contract or compensatory plan or arrangement.