Form 10-K/A
period 2000-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2001-04-17
CIK 62741

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

                               EXPLANATORY NOTE

This amendment is being filed for the purpose of correcting a typographical error in the Report of Independent Public Accountants included in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The reference in the third paragraph of the Report has been corrected to read "accounting principles" instead of "auditing principles." An amended
Exhibit 23, Consent of Independent Public Accountants, is also being filed.


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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2000, the Corporation changed its method of accounting for certain conversion services.

                                          /s/ Arthur Andersen LLP

Milwaukee, Wisconsin,
January 12, 2001

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARSHALL & ILSLEY CORPORATION


                                          By:  /s/ M.A. Hatfield
                                              --------------------------------
                                               M.A. Hatfield
                                               Senior Vice President

                                          Date: April 17, 2001

                         MARSHALL & ILSLEY CORPORATION

                               INDEX TO EXHIBITS
                                 (Item 14(a)3)

                                     ITEM

The Index to Exhibits is incorporated herein by reference from the "Index to Exhibits" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, with the exception of the Consent of Arthur Andersen LLP (Item 23), which is filed herewith.

(23)  Consent of Arthur Andersen LLP