Form 10-Q
period 2001-03-31
MARSHALL & ILSLEY CORP/WI/
filed 2001-05-15
CIK 62741

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            April 30, 2001
                  -----                           ----------------
      Common Stock, $1.00 Par Value                  102,956,585

                       MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                         ($000's except share data)

                                                        March 31,   December 31,   March 31,
                                                           2001         2000         2000
                                                       ------------ ------------ ------------
Assets
------
Cash and cash equivalents:
Cash and due from banks                               $    639,557 $    760,103 $    674,604
Federal funds sold and security resale agreements           13,577       54,443       64,655
Money market funds                                         288,161       50,147      153,652
                                                       ------------ ------------ ------------
Total cash and cash equivalents                            941,295      864,693      892,911

Investment securities:
Trading securities, at market value                         45,300       15,317       43,342
Short-term investments, at cost
  which approximates market value                           30,668       43,528       16,382
Available for sale at market value                       4,575,569    4,735,722    4,306,051
Held to maturity at amortized cost, market
  value $1,131,004 ($1,124,756 December 31,
  and $1,130,123 March 31, 2000)                         1,100,398    1,112,545    1,160,104
                                                       ------------ ------------ ------------
Total investment securities                              5,751,935    5,907,112    5,525,879

Loans and leases                                        17,804,471   17,587,087   16,965,521
Less: Allowance for loan and lease losses                  240,348      235,115      232,471
                                                       ------------ ------------ ------------
Net loans and leases                                    17,564,123   17,351,972   16,733,050

Premises and equipment                                     384,174      392,995      370,663
Goodwill and core deposit intangibles                      304,837      310,930      333,885
Other intangibles                                           33,743       34,354       24,957
Accrued interest and other assets                        1,174,438    1,215,683    1,082,393
                                                       ------------ ------------ ------------
Total Assets                                          $ 26,154,545 $ 26,077,739 $ 24,963,738
                                                       ============ ============ ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
Noninterest bearing                                   $  2,737,891 $  3,129,834 $  2,658,348
Interest bearing                                        15,035,449   16,118,793   14,409,973
                                                       ------------ ------------ ------------
Total deposits                                          17,773,340   19,248,627   17,068,321

Funds purchased and security repurchase agreements       2,028,462    1,092,723    2,125,022
Other short-term borrowings                              2,189,732    1,722,008    2,044,667
Accrued expenses and other liabilities                     806,981      850,916      612,829
Long-term borrowings                                     1,042,712      921,276    1,038,184
                                                       ------------ ------------ ------------
Total liabilities                                       23,841,227   23,835,550   22,889,023

Shareholders' equity:
---------------------
Series A convertible preferred stock,
  $1.00 par value; 336,370 shares issued                       336          336          336
Common stock, $1.00 par value;
  112,757,546 shares issued                                112,757      112,757      112,757
Additional paid-in capital                                 443,213      452,212      455,217
Retained earnings                                        2,174,964    2,117,759    1,976,667
Accumulated other comprehensive
  income, net of related taxes                              59,548       38,127      (45,057)
Less: Treasury common stock, at cost:
        9,839,811 shares (9,910,839 December 31,
        and 8,752,702 March 31, 2000)                      457,375      458,472      405,805
      Deferred compensation                                 20,125       20,530       19,400
                                                       ------------ ------------ ------------
Total shareholders' equity                               2,313,318    2,242,189    2,074,715
                                                       ------------ ------------ ------------
Total Liabilities and Shareholders' Equity            $ 26,154,545 $ 26,077,739 $ 24,963,738
                                                       ============ ============ ============

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         ($000's except share data)

                                                                    Three Months Ended March 31,
                                                                         2001         2000
                                                                   -------------- --------------
Interest income
---------------
  Loans and leases                                                  $    353,990 $    326,478
  Investment securities:
    Taxable                                                               77,951       67,890
    Exempt from federal income taxes                                      15,900       16,447
  Trading securities                                                         328          527
  Short-term investments                                                   4,265        3,283
                                                                     ------------ ------------
Total interest income                                                    452,434      414,625

Interest expense
----------------
  Deposits                                                               187,183      172,578
  Short-term borrowings                                                   54,101       57,039
  Long-term borrowings                                                    25,371       15,887
                                                                     ------------ ------------
Total interest expense                                                   266,655      245,504

Net interest income                                                      185,779      169,121
Provision for loan and lease losses                                       11,063        5,819
                                                                     ------------ ------------
Net interest income after provision
  for loan and lease losses                                              174,716      163,302

Other income
------------
  Data processing services:
    Account processing fees                                              104,788       94,665
    Professional services fees                                            15,505       18,285
    Software revenue                                                       8,023        9,318
    Other revenue                                                          4,676        7,733
                                                                     ------------ ------------
  Total data processing services                                         132,992      130,001

  Item processing                                                         12,457       12,444
  Internet banking                                                           981          505
  Trust services                                                          30,029       27,808
  Service charges on deposits                                             20,826       18,514
  Mortgage banking                                                         6,872        2,912
  Capital Markets revenue                                                  6,334       15,111
  Net investment securities losses                                          (123)          --
  Life insurance revenue                                                   6,530        6,672
  Other                                                                   30,063       27,459
                                                                     ------------ ------------
Total other income                                                       246,961      241,426

Other expense
-------------
  Salaries and employee benefits                                         167,922      157,318
  Net occupancy                                                           15,897       13,327
  Equipment                                                               28,632       27,400
  Software expenses                                                        8,070        6,865
  Processing charges                                                       8,950        7,549
  Supplies and printing                                                    4,950        4,857
  Professional services                                                    7,160        7,577
  Shipping and handling                                                   11,317       11,386
  Amortization of intangibles                                              8,005        7,706
  Single charter                                                           5,980           --
  Other                                                                   23,893       24,013
                                                                     ------------ ------------
Total other expense                                                      290,776      267,998

Income before income taxes and cumulative
  effect of changes in accounting principles                             130,901      136,730
Provision for income taxes                                                44,299       46,015
                                                                     ------------ ------------
Income before cumulative effect of changes
  in accounting principles                                                86,602       90,715
Cumulative effect of changes in accounting
  principles, net of income taxes                                           (436)      (2,279)
                                                                     ------------ ------------
Net income                                                          $     86,166 $     88,436
                                                                     ============ ============

Net income per common share
---------------------------
Basic:
  Income before cumulative effect of changes
    in accounting principles                                        $       0.83 $       0.86
  Cumulative effect of changes in accounting
    principles, net of income taxes                                           --        (0.02)
                                                                     ------------ ------------
  Net income                                                        $       0.83         0.84
                                                                     ============ ============
Diluted:
  Income before cumulative effect of changes
    in accounting principles                                        $       0.80 $       0.83
  Cumulative effect of changes in accounting
    principles, net of income taxes                                           --        (0.02)
                                                                     ------------ ------------
  Net income                                                        $       0.80 $       0.81
                                                                     ============ ============

Dividends paid per common share                                     $      0.265 $      0.240

Weighted average common shares outstanding:
  Basic                                                                  102,839      104,657
  Diluted                                                                107,819      109,564

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($000's)

                                                                    Three Months Ended March 31,
                                                                         2001         2000
                                                                   -------------- --------------
Net Cash Provided/(Used) by Operating Activities                    $     (8,828)$     88,892

Cash Flows From Investing Activities:
-------------------------------------
  Proceeds from sales of securities available for sale                    10,875       11,498
  Proceeds from maturities of securities available for sale              252,132      162,852
  Proceeds from maturities of securities held to maturity                 11,978       10,534
  Purchases of securities available for sale                             (23,040)    (136,933)
  Net increase in loans                                                 (202,724)    (607,295)
  Purchases of assets to be leased                                      (124,366)    (102,100)
  Principal payments on lease receivables                                174,957       81,334
  Fixed asset purchases, net                                              (7,147)     (14,571)
  Acquisitions and investments in joint ventures                              --         (265)
  Other                                                                    5,534        2,396
                                                                     ------------ ------------
Net cash provided/(used) in investing activities                          98,199     (592,550)

Cash Flows From Financing Activities:
-------------------------------------
  Net increase/(decrease) in deposits                                 (1,476,456)     633,140
  Proceeds from issuance of commercial paper                             604,163      804,280
  Payments for maturity of commercial paper                             (564,729)    (625,093)
  Net increase /(decrease) in other short-term borrowings                867,938     (534,826)
  Proceeds from issuance of long-term debt                               625,651      378,110
  Payments of long-term debt                                             (32,066)     (19,913)
  Dividends paid                                                         (28,279)     (25,897)
  Purchases of treasury stock                                            (15,520)     (94,756)
  Other                                                                    6,529        1,668
                                                                     ------------ ------------
Net cash provided/(used) by financing activities                         (12,769)     516,713
                                                                     ------------ ------------
Net increase in cash and cash equivalents                                 76,602       13,055

Cash and cash equivalents, beginning of year                             864,693      879,856
                                                                     ------------ ------------
Cash and cash equivalents, end of period                            $    941,295 $    892,911
                                                                     ============ ============

Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                                        $    293,851 $    224,574
    Income taxes                                                           6,221          930

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          March 31, 2001 & 2000 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2000 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2000 consolidated financial statements and analyses have been reclassified to conform with the 2001 presentation.

  2. Change in Method of Accounting

     During the fourth quarter of 2000, the Corporation adopted the Securities and Exchange Commission's Staff Accounting Bulletin
     No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101).
     SAB 101 provides guidance on a variety of revenue recognition matters. The cumulative effect of change in accounting principles was retroactively recorded as of January 1, 2000. The financial position and results of operations as of and for the three months ended March 31, 2000 have been restated to reflect application of the guidance contained in SAB 101. See Note 2 of the Notes to Consolidated Financial Statements of Item 8 of the Corporation's 2000 Annual Report on Form 10-K.

     On January 1, 2001, the Corporation adopted the Financial Accounting Standards Board SFAS No. 133, ACCOUNTING FOR DERATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effects of adopting SFAS 133 are as follows:

                                                                        Other
                                                    Consolidated    Comprehensive
                                                       Income          Income
                                                      Statement       (Equity)
                                                   --------------   -------------
        Fair value hedges                         $         (628)  $          --
        Cash flow hedges                                     (43)        (15,665)
                                                   --------------   -------------
                                                            (671)        (15,665)
        Income tax benefit                                   235           5,483
                                                   --------------   -------------
        Cumulative effect of change
          in accounting principles                $         (436)  $     (10,182)
                                                   ==============   =============

     See Note 10 for additional information regarding the Corporation's use of derivative financial instruments.

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

  3. New Accounting Pronouncements

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

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                    Three Months Ended March 31, 2001
                                                 --------------------------------------
                                                    Income    Average Shares  Per Share
                                                  (Numerator)  (Denominator)    Amount
                                                 ------------ --------------- ---------
           Net Income                           $    86,166
           Convertible Preferred Dividends           (1,019)
                                                 ------------
           Basic Earnings Per Share
             Income Available to
               Common Shareholders              $    85,147        102,839    $   0.83
                                                                               ========
           Effect of Dilutive Securities
             Convertible Preferred Stock              1,019          3,844
             Stock Options and
               Restricted Stock Plans                    --          1,136
                                                 ------------ -------------
           Diluted Earnings Per Share
             Income Available to Common
               Shareholders Plus
               Assumed Conversions             $     86,166        107,819    $   0.80
                                                                               ========

                                                    Three Months Ended March 31, 2000
                                                 --------------------------------------
                                                    Income    Average Shares  Per Share
                                                  (Numerator)  (Denominator)    Amount
                                                 ------------ --------------- ---------
           Net Income                           $    88,436
           Convertible Preferred Dividends             (923)
                                                 ------------
           Basic Earnings Per Share
             Income Available to
               Common Shareholders              $    87,513        104,657    $   0.84
                                                                               ========
           Effect of Dilutive Securities
             Convertible Preferred Stock                923          3,844
             Stock Options and
               Restricted Stock Plans                    --          1,063
                                                 ------------ -------------
           Diluted Earnings Per Share
             Income Available to
               Common Shareholders
               Plus Assumed Conversions          $    88,436       109,564    $   0.81
                                                                               ========

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

  5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                       March 31,  December 31,   March 31,
                                                         2001         2000         2000
                                                    ------------ ------------ ------------
         Investment securities available for sale:
           U.S. treasury and government agencies   $  3,194,030 $  3,342,952 $  3,760,161
           State and political subdivisions             153,356      151,041      145,993
           Mortgage backed securities                   329,044      342,171      170,812
           Other                                        891,990      899,558      229,085
           Fair value hedging instruments                 7,149           --           --
                                                    ------------ ------------ ------------
         Total                                     $  4,575,569 $  4,735,722 $  4,306,051
                                                    ============ ============ ============

                                                       March 31,  December 31,   March 31,
                                                         2001         2000         2000
                                                    ------------ ------------ ------------
         Investment securities held to maturity:
           U.S. treasury and government agencies   $         -- $         -- $          5
           State and political subdivisions           1,095,239    1,107,476    1,154,905
           Other                                          5,159        5,069        5,194
                                                    ------------ ------------ ------------
         Total                                     $  1,100,398 $  1,112,545 $  1,160,104
                                                    ============ ============ ============

  6. The Corporation's loan and lease portfolio consists of the following ($000's):

                                                       March 31,  December 31,   March 31,
                                                         2001         2000         2000
                                                    ------------ ------------ ------------
         Commercial, financial & agricultural      $  5,329,597 $  5,289,537 $  5,031,736
         Real estate:
           Construction                                 636,429      619,281      515,502
           Residential mortgage                       5,083,629    5,049,557    5,154,388
           Commercial mortgage                        4,497,606    4,359,812    4,095,617
                                                    ------------ ------------ ------------
         Total real estate                           10,217,664   10,028,650    9,765,507

         Personal                                     1,180,833    1,174,248    1,320,014
         Lease financing                              1,064,813    1,094,652      848,264
         Cash flow hedging
           instruments at fair value                     11,564           --           --
                                                    ------------ ------------ ------------
         Total                                     $ 17,804,471 $ 17,587,087 $ 16,965,521
                                                    ============ ============ ============

  7. Sale of Receivables

     During the first quarter of 2001, $67.7 million of automobile loans were sold in securitization transactions and gains of $2.0 million were recognized. Other income associated with auto securitizations amounted to $3.8 million.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the first quarter were as follows (rate per annum):

           Prepayment speed                                   25.0 %
           Weighted average life (in months)                  21.8
           Expected credit losses                             0.18 %
           Residual cash flow discount rate                   12.0 %
           Variable returns to transferees          Forward one month LIBOR yield curve

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

     At March 31, 2001, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                                                                  Total
                                                    Securitized    Portfolio     Managed
                                                    ------------ ------------ ------------
         Loan balances                             $    241,883 $    295,502 $    537,385
         Principal amounts of loans
           60 days or more past due                          90          671          761
         Net credit losses                                   49          287          336

  8. The Corporation's deposit liabilities consists of the following
     ($000's):

                                                       March 31,  December 31,   March 31,
                                                         2001         2000         2000
                                                    ------------ ------------ ------------
         Noninterest bearing demand                $  2,737,891 $  3,129,834 $  2,658,348

         Savings and NOW                              7,758,708    7,486,094    7,033,134
         CD's $100,000 and over                       2,459,240    2,663,050    1,993,954
         Other time deposits                          3,307,283    3,532,310    3,456,666
         Foreign deposits                             1,513,822    2,437,339    1,926,219
         Fair value hedging instruments                  (3,604)          --           --
                                                    ------------ ------------ ------------
                                                   $ 17,773,340 $ 19,248,627 $ 17,068,321
                                                    ============ ============ ============

  9. Comprehensive Income

     The following tables present the Corporation's comprehensive income
     ($000's):

                                                       Three Months Ended March 31, 2001
                                                    ---------------------------------------
                                                     Before-Tax  Tax (Expense)  Net-of-Tax
                                                       Amount       Benefit       Amount
                                                    ------------  ------------ ------------
         Net income                                                           $     86,166

         Other comprehensive income:
           Unrealized gains (losses) on securities:
             Arising during the period             $     54,370  $    (20,006)      34,364
             Reclassification for securities
               transactions included in net income           --            --           --
                                                    ------------  ------------ ------------
                 Unrealized gains (losses)               54,370       (20,006)      34,364

         Net gains (losses) on derivatives
           hedging variability of cash flows:
           Adoption of SFAS 133                         (15,665)        5,483      (10,182)
           Arising during the period                     (5,294)        1,853       (3,441)
           Reclassification adjustments
             for hedging activities
             included in net income                       1,047          (367)         680
                                                    ------------  ------------ ------------
                 Net gains (losses)                $    (19,912) $      6,969      (12,943)
                                                    ------------  ------------ ------------
         Other comprehensive income                                                21,421
                                                                              ------------
         Total comprehensive income                                          $    107,587
                                                                              ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

                                                       Three Months Ended March 31, 2000
                                                    ---------------------------------------
                                                     Before-Tax  Tax (Expense)  Net-of-Tax
                                                       Amount       Benefit       Amount
                                                    ------------ ------------- ------------
         Net income                                                           $     88,436

         Other comprehensive income:
           Unrealized gains (losses) on securities:
             Arising during the period             $    (30,919) $     10,833      (20,086)
             Reclassification for securities
               transactions included in net income       11,966        (4,188)       7,778
                                                    ------------  ------------ ------------
                 Unrealized gains (losses)              (18,953)        6,645      (12,308)

         Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                        N/A           N/A          N/A
           Reclassification adjustments
             for hedging activities
             included in net income                         N/A           N/A          N/A
                                                    ------------  ------------ ------------
                 Net gains (losses)                         N/A           N/A          N/A
                                                    ------------  ------------ ------------
         Other comprehensive income                                               (12,308)
                                                                              ------------
         Total comprehensive income                                          $     76,128
                                                                              ============

 10. Derivative Financial Instruments and Hedging Activities

     Interest rate risk, the exposure of the Corporation's net interest income and net fair value of its assets and liabilities, to adverse movements in interest rates, is a significant market risk exposure that can have a material effect on the Corporation's financial position, results of operations and cash flows. The Corporation has policies to ensure that neither earnings nor fair value at risk exceed established guidelines and assesses these risks by continually identifying and monitoring changes in interest rates that may adversely impact expected future earnings and fair values.

     The Corporation has designed strategies to confine these risks within the established limits and indentify appropriate risk / reward trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its customers.

     Trading Instruments
     -------------------
     The Corporation enters into interest rate swaps as part of its trading activities which enable its customers to manage their exposures to interest rate risk. The Corporation's market risk from unfavorable movements in interest rates is generally minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indices.

     At March 31, 2001, interest rate swaps designated as trading consisted of $268.8 million in notional amount of receive-fixed / pay-floating with an aggregate positive fair value of $1.4 million and $268.8 million in notional amount of pay fixed receive floating with an aggregate negative fair value of $1.3 million.

     Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

     Fair Value Hedges
     -----------------
     The Corporation has fixed rate callable CDs, equity indexed CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates and, in the case of the equity indexed CDs, to changes in the S&P 500 index.

     To limit the Corporation's exposure to changes in fair value due to changes in interest rates and the equity index, the Corporation has entered into receive-fixed / pay-floating interest rate swaps with identical call features, thereby creating the effect of floating rate deposits and floating rate long-term debt. The Corporation has determined that the hedges on the long-term debt qualify for the special short-cut accounting prescribed by SFAS 133, resulting in no ineffectiveness.

     The Corporation also has Agency collateralized mortgage backed investment securities designated as available for sale. The embedded prepayment options in the underlying mortgages expose the Corporation to variability in fair value in a changing interest rate environment. To limit its exposure to changes in fair value, the Corporation has designated purchased interest rate floors as a hedge against changes in fair value attributable to the embedded prepayment option.

     During the first quarter of 2001, the Corporation sold a portion of the floors ($100 million in notional amount). The adjustment to the carrying amount of the hedged investment securities of $3.2 million is being accreted into earnings over the remaining life of the security using the interest method.

     The following table presents additional information with respect to the Corporation's fair value hedges.

FAIR VALUE HEDGES - March 31, 2001
                                                                        Impact to Net Interest Income -
                                                                           First Quarter 2001 ($000's)
                                                                   ---------------------------------------
                                                                            Components
                                                                             Excluded
                                      Notional   Fair     Wt. Avg.             from
     Hedged             Hedging        Amount    Value   Remaining Ineffec-  Ineffec-     Net
     Item             Instrument    ($ in mil)($ in mil) Term (Yrs) tiveness  tiveness Settlement   Total
----------------- ------------------ --------- --------- ---------- --------- -------- ---------- --------
Callable CDs      Receive Fixed Swap  $ 540.9   $   4.9      6.5    $  146    $    --     $1,187   $1,333

Equity Index CDs  Receive Fixed Swap     14.9      (1.3)     4.0        --         --       (224)    (224)

Long-term
  Borrowings      Receive Fixed Swap    200.0      21.6     25.7        --         --      1,216    1,216

CMOs (Prepay
  Option)         Interest Rate Floor   150.0       7.1      5.6      (222)        --        283       61
                                       -------   -------             ------     ------     ------   ------
                                      $ 905.8   $  32.3             $  (76)    $   --     $2,462   $2,386
                                       =======   =======             ======     ======     ======   ======

     Cash Flow Hedges
     ----------------
     The Corporation has variable rate loans and variable rate short-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At March 31, 2001, these instruments include interest rate swaps and an interest rate floor.

     The interest rate swaps change the variable-rate cash flow exposure on the loans and short-term borrowings to fixed-rate cash flows through the interest rate swaps.

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

     The purchased interest rate floor also protects the Corporation from decreases in interest rates that would result in decreased cash interest receipts from the variable rate loans. Under the agreement, the Corporation has the right to receive cash if interest rates decrease below a specified level.

     Ineffectiveness arising from differences between the critical terms of the hedging instrument and hedged item are recorded in interest income or expense based on the transaction that gave rise to the ineffectiveness.

     Changes in the fair value of the interest rate swaps or floor designated as cash flow hedges are reported in accumulated other comprehensive income (AOCI). These amounts subsequently are reclassified to interest income or interest expense as a yield adjustment in the same period in which the related interest on the variable rate loans and short-term borrowings affects earnings.

     The following table summarizes the Corporation's cash flow hedges at March 31, 2001.

CASH FLOW HEDGES - March 31, 2001
                                                                 Impact to Net Interest Income-
                                                                    First Quarter 2001 ($000's)   Estimated
                                                                --------------------------------  Reclass
                                                                        Components                 from
                                                                         Excluded                 AOCI in
                                  Notional    Fair    Wt. Avg.             from   Reclass         Next 12
     Hedged           Hedging      Amount     Value  Remaining Ineffec- Ineffec-    from           Months
     Item           Instrument   ($ in mil)($ in mil) Term (Yr) tiveness tiveness   AOCI   Total  $(000's)
----------------- --------------- --------- --------- --------- -------- -------- ------- ------- --------
Variable Rate
  Loans           Pay Fixed Swap  $ 721.1   $  11.4      1.4   $   --   $   --   $  (218) $  (218)  $ 6,889

Commercial Paper  Pay Fixed Swap    200.0     (19.2)     5.7       --       --      (932)    (932)   (5,227)

Fed Funds
  Purchased       Pay Fixed Swap    500.0      (6.1)     2.8       --       --       101      101    (4,177)

Variable Rate     Interest Rate
  Loans             Floors           25.0       0.1      0.7       (8)      --         2       (6)      118
                                  --------   -------             -----    -----   -------  -------   -------
                                 $1,446.1   $ (13.8)            $  (8)   $  --   $(1,047) $(1,055)  $(2,397)
                                  ========   =======             =====    =====   =======  =======   =======

     For the three months ended March 31, 2000, the effect on net interest income resulting from derivative financial instruments was a positive $0.2 million.

 11. Segments

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

     Prior period segment information for the Banking segment and Data Services segment have been restated for the transfer of certain assets and liabilities of the Data Services Division, which represent the payment services or item processing line of business. The transfer to the Banking segment occurred at the beginning of the third quarter of 2000.

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

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

                                 BANKING

     Banking represents the aggregation of fifteen separately chartered banks located in Wisconsin, one bank in Arizona, one federally chartered thrift headquartered in Nevada and an operational support subsidiary which, beginning in the third quarter of 2000, includes item processing. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the internet. In addition, the Corporation's larger affiliate banks provide numerous services such as cash management, regional credit, and centralized accounting to M&I's community banking affiliates. Intrasegment revenues, expenses and assets have been eliminated in the following information and prior periods have been restated to include the item processing line of business. ($ in millions):

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
          Revenue:
            Net interest income                     $      187.5    $      170.9
            Other revenues:
              Unaffiliated customers                        68.2            57.5
              Affiliated customers                           8.0             4.6
                                                     ------------    ------------
          Total revenues                                   263.7           233.0

          Expenses:
            Intersegment charges                            15.7            10.2
            Other operating expense                        109.7           101.1
                                                     ------------    ------------
          Total expenses                                   125.4           111.3
          Provision for loan and lease losses               10.9             5.8
          Income tax expense                                40.4            36.0
                                                     ------------    ------------
          Operating income                          $       87.0    $       79.9
                                                     ============    ============

          Identifiable assets                       $   24,985.6    $   23,585.4
                                                     ============    ============

          Return on tangible equity                         18.8 %          19.4 %
                                                     ============    ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

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

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
          Banking revenues:
            Commercial Banking                      $      106.9    $       98.6
            Retail Banking                                 104.4            95.1
            Investments and Other                           52.4            39.3
                                                     ------------    ------------
          Total banking revenues                    $      263.7    $      233.0
                                                     ============    ============

          Percent of total banking revenue:
            Commercial Banking                              40.5 %          42.3 %
            Retail Banking                                  39.6            40.8
            Investments and Other                           19.9            16.9
                                                     ------------    ------------
          Total banking revenues                           100.0 %         100.0 %
                                                     ============    ============

          Operating banking income
            Commercial Banking                      $       47.4    $       40.3
            Retail Banking                                  24.6            24.4
            Investments and Other                           15.0            15.2
                                                     ------------    ------------
          Total operating banking income            $       87.0    $       79.9
                                                     ============    ============

          Percent of total operating banking income:
            Commercial Banking                              54.4 %          50.4 %
            Retail Banking                                  28.3            30.5
            Investments and Other                           17.3            19.1
                                                     ------------    ------------
          Total operating banking income                   100.0 %         100.0 %
                                                     ============    ============

          Banking return on tangible equity
            Commercial Banking                              23.7 %          21.9 %
            Retail Banking                                  17.7            19.4
                                                     ------------    ------------
          Total banking return on tangible equity           18.8 %          19.4 %
                                                     ============    ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

                                   DATA SERVICES

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

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
          Revenue:
            Net interest expense                    $       (0.6)   $       (1.3)
            Other revenues:
              Unaffiliated customers                       131.6           128.9
              Affiliated customers                          16.0            15.1
                                                     ------------    ------------
          Total revenues                                   147.0           142.7

          Expenses:
            Intersegment charges                             3.2             0.7
            Other operating expense                        129.1           122.8
                                                     ------------    ------------
          Total expenses                                   132.3           123.5
          Income tax expense                                 6.2             8.1
                                                     ------------    ------------
          Operating income                          $        8.5    $       11.1
                                                     ============    ============

          Identifiable assets                       $      610.5    $      528.5
                                                     ============    ============

          Return on equity                                  12.0 %          18.4 %
                                                     ============    ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

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

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
          Revenue:
            Net interest income                     $        5.5    $        5.0
            Other revenues:
              Unaffiliated customers                        47.2            52.9
              Affiliated customers                           3.6             3.1
                                                     ------------    ------------
          Total revenues                                    56.3            61.0

          Expenses:
            Intersegment charges                             7.4             7.4
            Other operating expense                         28.9            26.0
                                                     ------------    ------------
          Total expenses                                    36.3            33.4
          Provision for loan and lease losses                0.2             0.0
          Income tax expense                                 7.9            11.1
                                                     ------------    ------------
          Operating income                          $       11.9    $       16.5
                                                     ============    ============

          Identifiable assets                       $      757.7    $      704.1
                                                     ============    ============

          Return on tangible equity                         20.5 %          30.7 %
                                                     ============    ============

     Total Revenues by type in All Others consist of the following:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
          All Others Revenues:
            Trust Services                          $       30.3    $       28.5
            Residential Mortgage Banking                     7.4             5.7
            Capital Markets                                  7.1            15.8
            Brokerage and Insurance                          5.5             6.4
            Commercial Leasing                               2.9             2.4
            Commercial Mortgage Banking                      0.6             0.4
            Others                                           2.5             1.8
                                                     ------------    ------------
          Total All Others revenues                 $       56.3    $       61.0
                                                     ============    ============

                           MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                          March 31, 2001 & 2000 (Unaudited)

     Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
          Revenues:
            Banking                                 $      263.7    $      233.0
            Data Services                                  147.0           142.7
            All Others                                      56.3            61.0
            Corporate overhead                              (6.9)           (4.2)
            Acquisition costs                                0.3             0.4
            Intersegment eliminations                      (27.7)          (22.4)
                                                     ------------    ------------
          Consolidated revenues                     $      432.7    $      410.5
                                                     ============    ============
          Expenses:
            Banking                                 $      125.4    $      111.3
            Data Services                                  132.3           123.5
            All Others                                      36.3            33.4
            Corporate overhead                              14.1            17.2
            Acquisition costs                                4.4             5.0
            Single charter                                   6.0              --
            Intersegment eliminations                      (27.7)          (22.4)
                                                     ------------    ------------
          Consolidated expenses                     $      290.8    $      268.0
                                                     ============    ============
          Net income (loss):
            Operating income:
            Banking                                 $       87.0    $       79.9
            Data Services                                    8.5            11.1
            All Others                                      11.9            16.5
            Corporate overhead                             (12.8)          (12.9)
            Nonrecurring                                    (5.0)           (2.3)
            Acquisition costs                               (3.4)           (3.9)
                                                     ------------    ------------
          Consolidated net income                   $       86.2    $       88.4
                                                     ============    ============
          Assets:
            Banking                                 $   24,985.6    $   23,585.4
            Data Services                                  610.5           528.5
            All Others                                     757.7           704.1
            Corporate overhead                             364.3           196.4
            Acquisition costs                              245.8           264.8
            Intersegment eliminations                     (809.4)         (315.5)
                                                     ------------    ------------
          Consolidated assets                       $   26,154.5    $   24,963.7
                                                     ============    ============

                       MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                 ($000's)

                                                                    Three Months Ended March 31,
                                                                         2001          2000
                                                                   -------------- --------------
Assets
------
Cash and due from banks                                             $     612,645  $     630,113

Investment securities:
  Trading securities                                                      29,919          41,553
  Short-term investments                                                 318,075         234,435
  Other investment securities:
    Taxable                                                            4,488,625       4,132,667
    Tax-exempt                                                         1,293,755       1,341,892
                                                                    -------------   -------------
Total investment securities                                            6,130,374       5,750,547

Loans and leases:
  Commercial                                                           5,258,481       4,896,688
  Real estate                                                         10,105,358       9,599,400
  Personal                                                             1,173,905       1,313,719
  Lease financing                                                      1,079,695         825,300
                                                                    -------------   -------------
Total loans and leases                                                17,617,439      16,635,107
  Less: Allowance for loan and lease losses                              237,791         228,464
                                                                    -------------   -------------
Net loans and leases                                                  17,379,648      16,406,643

Premises and equipment, net                                              386,423         372,300
Accrued interest and other assets                                      1,524,781       1,441,311
                                                                    -------------   -------------
Total Assets                                                       $  26,033,871   $  24,600,914
                                                                    =============   =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                              $   2,657,789   $   2,609,079
  Interest bearing                                                    15,020,398      14,422,706
                                                                    -------------   -------------
Total deposits                                                        17,678,187      17,031,785

Funds purchased and security repurchase agreements                     1,916,858       2,751,558
Other short-term borrowings                                            1,759,942       1,143,504
Long-term borrowings                                                   1,611,647       1,010,484
Accrued expenses and other liabilities                                   785,255         585,216
                                                                    -------------   -------------
Total liabilities                                                     23,751,889      22,522,547

Shareholders' equity                                                   2,281,982       2,078,367
                                                                    -------------   -------------
Total Liabilities and Shareholders' Equity                         $  26,033,871   $  24,600,914
                                                                    =============   =============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
         ----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  ------------------------------------------

Net income for the first quarter of 2001 amounted to $86.2 million compared to $88.4 million for the same period in the prior year. Basic and diluted earnings per share were $.83 and $.80 respectively for the three months ended March 31, 2001, compared with $.84 and $.81 respectively for the three months ended March 31, 2000. The return on average assets and average equity were 1.34% and 15.31% for the quarter ended March 31, 2001 and 1.45% and 17.11% for the quarter ended March 31, 2000.

Net income for the current quarter includes certain expenses incurred in connection with the previously announced plan to reduce the number of banking charters under which it operates and also includes the cumulative effect of the change in accounting for derivatives and hedging activities. Net income for the prior year comparative quarter includes the cumulative effect of the change in accounting for certain conversion services provided by Metavante. The impact of these items is shown in the following table:

                                                                        Other
                                                    Consolidated    Comprehensive
                                                       Income          Income
                                                      Statement       (Equity)
                                                   --------------  --------------
        Fair value hedges                         $         (628) $           --
        Cash flow hedges                                     (43)        (15,665)
                                                   --------------  --------------
                                                            (671)        (15,665)
        Income tax benefit                                   235           5,483
                                                   --------------  --------------
        Cumulative effect of change
          in accounting principles                $         (436) $      (10,182)
                                                   ==============  ==============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis (FTE) where appropriate for the current quarter and previous four quarters. Operating income for the first quarter of 2001 and 2000 excludes the items discussed above and operating income for the third and fourth quarters of 2000 excludes certain nonrecurring losses and expenses associated with balance sheet restructuring, charter consolidations and the withdrawn Metavante IPO. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

                Summary Consolidated Operating Income Statements
                ------------------------------------------------
                            and Financial Statistics
                            ------------------------
                         ($000's except per share data)
                         ------------------------------

                                        2001                        2000
                                     ---------- --------------------------------------------
                                        First      Fourth      Third     Second      First
                                       Quarter     Quarter    Quarter    Quarter    Quarter
                                     ----------   ---------- ---------- ---------- ----------
 Interest income                    $  452,434   $  457,503 $  443,265 $  432,589 $  414,625
 Interest expense                     (266,655)    (282,738)  (279,200)  (267,534)  (245,504)
                                     ----------   ---------- ---------- ---------- ----------
 Net interest income                   185,779      174,765    164,065    165,055    169,121

 Provision for loan
   and lease losses                    (11,063)      (8,979)    (5,938)    (9,616)    (5,819)

 Net investment securities
   gains (losses)                         (123)        (120)      (110)     1,281         --

 Other income                          247,084      249,543    247,560    244,142    241,426

 Other expense                        (284,796)    (282,262)  (271,542)  (266,981)  (267,997)
                                     ----------   ---------- ---------- ---------- ----------
 Income before taxes                   136,881      132,947    134,035    133,881    136,731
 Income tax provision                  (45,754)     (43,230)   (43,578)   (43,134)   (46,016)
                                     ----------   ---------- ---------- ---------- ----------
 Operating income                   $   91,127   $   89,717 $   90,457 $   90,747 $   90,715
                                     ==========   ========== ========== ========== ==========

 Cash operating income              $   95,828   $   94,663 $   95,606 $   95,307 $   95,204
                                     ==========   ========== ========== ========== ==========

 Per Common Share
   Operating income
     Basic                          $     0.88   $     0.86 $     0.86 $     0.86 $     0.86
     Diluted                              0.85         0.83       0.83       0.83       0.83
   Cash Operating income
     Basic                          $     0.92   $     0.90 $     0.91 $     0.91 $     0.90
     Diluted                              0.89         0.87       0.88       0.88       0.87
   Dividends                             0.265        0.265      0.265      0.265       0.24

 Return on Average Equity
   Operating income                      16.20 %      15.92 %    16.57 %    17.39 %    17.55 %
   Cash Operating income                 19.60        19.40      20.45      21.52      21.92

         Summary Consolidated Operating Income Statement Components
         ----------------------------------------------------------
                      as a Percent of Average Total Assets
                      ------------------------------------

                                        2001                        2000
                                     ---------- --------------------------------------------
                                        First      Fourth      Third     Second      First
                                       Quarter     Quarter    Quarter    Quarter    Quarter
                                     ----------   ---------- ---------- ---------- ----------
 Interest income (FTE)                    7.16 %       7.27 %     7.16 %     7.08 %     6.91 %
 Interest expense                        (4.15)       (4.42)     (4.43)     (4.30)     (4.01)
                                     ----------   ---------- ---------- ---------- ----------
 Net interest income                      3.01         2.85       2.73       2.78       2.90

 Provision for loan
   and lease losses                      (0.17)       (0.14)     (0.10)     (0.15)     (0.10)

 Net investment securities
   gains (losses)                           --           --         --       0.02         --

 Other income                             3.85         3.90       3.93       3.92       3.94

 Other expense                           (4.45)       (4.41)     (4.31)     (4.29)     (4.38)
                                     ----------   ---------- ---------- ---------- ----------
 Income before taxes                      2.24         2.20       2.25       2.28       2.36
 Income tax provision                    (0.82)       (0.80)     (0.81)     (0.82)     (0.88)
                                     ----------   ---------- ---------- ---------- ----------
 Return on average assets
   based on operating income              1.42 %       1.40 %     1.44 %     1.46 %     1.48 %
                                     ==========   ========== ========== ========== ==========

 Return on tangible average assets
   based on cash operating income         1.51 %       1.50 %     1.54 %     1.55 %     1.58 %
                                     ==========   ========== ========== ========== ==========


                             NET INTEREST INCOME
                             -------------------
Net interest income for the first quarter of 2001 amounted to $185.8 million compared to $169.1 million reported for the first quarter of 2000. Strong loan growth and increased spreads in loan products contributed to the $16.7 million increase in net interest income despite the continued use of higher-cost funding sources and reduced spreads in deposit products due to an adverse shift in the mix of bank-issued deposit types.

Average earning assets in the first quarter of 2001 increased $1.4 billion or 6.1% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), accounted for $1.4 billion or all of the growth in earning assets compared to the first quarter of last year. Average investment securities, excluding securitized ARMs, declined $96.8 million while other earning assets increased $72.0 million for the three months ended March 31, 2001 compared with the same period in the prior year.

Average interest bearing liabilities increased $1.0 billion or 5.1% in the first quarter of 2001 compared to the same period in 2000. Since the first quarter of 2000, average interest bearing deposits increased $0.6 billion. Over 74% of the growth in interest bearing deposits were attributable to bank-issued deposits. Average total short-term borrowings decreased $218 million and reflects a shift away from fed funds and repurchase agreements and short-term bank notes to longer-term liabilities. Long-term borrowings increased $0.6 billion.

Average noninterest bearing deposits increased $49 million or 1.9% compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

        Consolidated Average Loans, Leases and Securitized ARMs
        -------------------------------------------------------

                                       2001                    2000                   Growth Pct.
                                     -------   ----------------------------------- ----------------
                                      First     Fourth   Third    Second   First            Prior
                                     Quarter   Quarter  Quarter  Quarter  Quarter  Annual  Quarter
                                     --------  -------- -------- -------- -------- ------- --------
 Commercial                         $  5,258  $  5,042 $  4,950 $  5,013 $  4,897    7.4 %    4.3 %

 Real Estate
   Construction
     Commercial                          495       469      450      407      407   21.7      5.5
     Residential                         126       123      117      112      106   18.1      2.5
                                     --------  -------- -------- -------- -------- ------- --------
   Total Construction                    621       592      567      519      513   21.0      4.9

   Commercial Mortgages                4,429     4,300    4,219    4,159    4,050    9.3      3.0

   Residential
     Residential mortgages             2,409     2,740    3,168    3,011    2,862  (15.8)   (12.1)
     Home equity loans and lines       2,647     2,462    2,261    2,230    2,174   21.7      7.5
     Securitized ARM loans               828       523      375      403      424   95.5     58.4
                                     --------  -------- -------- -------- -------- ------- --------
   Total Residential                   5,884     5,725    5,804    5,644    5,460    7.8      2.8
                                     --------  -------- -------- -------- -------- ------- --------
 Total Real Estate                    10,934    10,617   10,590   10,322   10,023    9.1      3.0

 Personal
   Student                               134       119      108      254      262  (48.9)    12.5
   Credit card                           190       187      171      153      151   26.5      1.9
   Other                                 850       852      883      944      901   (5.7)    (0.3)
                                     --------  -------- -------- -------- -------- ------- --------
 Total Personal                        1,174     1,158    1,162    1,351    1,314  (10.6)     1.4

 Lease financing
   Commercial                            385       377      360      341      335   15.0      2.2
   Personal                              695       698      616      536      490   41.6     (0.5)
                                     --------  -------- -------- -------- -------- ------- --------
 Total Lease Financing                 1,080     1,075      976      877      825   30.8      0.4
                                     --------  -------- -------- -------- -------- ------- --------
 Total Consolidated Average
   Loans, Leases and ARMs           $ 18,446  $ 17,892 $ 17,678 $ 17,563 $ 17,059    8.1 %    3.1 %
                                     ========  ======== ======== ======== ======== ======= ========

 Total Consolidated Average
   Loans, Leases and ARMs
     Commercial Banking             $ 10,567  $ 10,188 $  9,979 $  9,920 $  9,689    9.1 %    3.7 %
     Retail Banking                    7,879     7,704    7,699    7,643    7,370    6.9      2.3
                                     --------  -------- -------- -------- -------- ------- --------
 Total Consolidated Average
   Loans, Leases and ARMs           $ 18,446  $ 17,892 $ 17,678 $ 17,563 $ 17,059    8.1 %    3.1 %
                                     ========  ======== ======== ======== ======== ======= ========

 Total Consolidated Average
   Loans and Leases                 $ 17,618  $ 17,369 $ 17,303 $ 17,160 $ 16,635    5.9 %    1.4 %
                                     ========  ======== ======== ======== ======== ======= ========

Compared with the first quarter of 2000, total consolidated average loans, leases and securitized ARMs increased $1.4 billion or 8.1%. Approximately 63% of consolidated average loan growth was attributable to commercial banking. Total loan growth in commercial banking amounted to $878 million or 9.1% and was driven by commercial loan growth of $361 million and commercial real estate loan growth of $467 million of which, $88 million was attributable to commercial construction loan growth. Retail banking loan growth amounted to $509 million or 6.9%. Home equity loans and lines increased $473 million. In the fourth quarter of 2000, the Corporation acquired $341 million of home equity loans and lines related to its private-label banking services. Personal lease financing receivables increased $205 million. Residential mortgages decreased $453 million or 15.8% while securitized ARM loans increased $404 million. In addition to the ongoing sale of residential mortgage production in the secondary market, late in the third quarter of 2000, the Corporation sold $300.8 million of portfolio ARM loans and late in the fourth quarter of 2000, securitized $511 million of ARM loans. The decline in average student loans of $128 million reflects the sale of approximately $150 million of such loans late in the second quarter of 2000. Average other personal loans decreased $51 million or 5.7%. Beginning in the third quarter of 2000, the Corporation began securitizing indirect auto loans. Indirect auto loans securitized and sold in 2000 amounted to $223 million and for the three months ended March 31, 2001 amounted to $68 million. The Corporation anticipates that indirect auto loan origination will continue to be securitized and sold in future quarters.

Generally, the Corporation sells residential real estate loan production in the secondary market. Residential real estate loans originated and sold to investors amounted to $ 322 million in the first quarter of 2001 compared to $72 million in the first quarter of the prior year.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                       Consolidated Average Deposits
                       -----------------------------

                                       2001                    2000                   Growth Pct.
                                     -------   ----------------------------------- ----------------
                                      First     Fourth   Third    Second   First            Prior
                                     Quarter   Quarter  Quarter  Quarter  Quarter  Annual  Quarter
                                     --------  -------- -------- -------- -------- ------- --------
 Noninterest bearing deposits
   Commercial                       $  1,639  $  1,716 $  1,694 $  1,677 $  1,668   (1.7)%  (4.5)%
   Personal                              583       582      572      591      576    1.2     0.2
   Other                                 436       428      373      351      365   19.5     1.8
                                     --------  -------- -------- -------- -------- ------- -------
 Total noninterest
   bearing deposits                    2,658     2,726    2,639    2,619    2,609    1.9    (2.5)

 Interest bearing deposits
   Savings & NOW                       1,720     1,760    1,826    1,880    1,919  (10.4)   (2.3)
   Money market                        5,873     5,558    5,248    5,092    5,065   15.9     5.7
   Other CDs & time deposits           3,397     3,452    3,394    3,399    3,428   (0.9)   (1.6)
   CDs greater than $100,000             820       856      874      852      909   (9.8)   (4.2)
   Foreign Time                        1,415     2,042    1,951    2,112    2,057  (31.2)  (30.7)
   Brokered CDs                        1,795     1,780    1,653    1,239    1,045   71.8     0.8
                                     --------  -------- -------- -------- -------- ------- -------
 Total interest
   bearing deposits                   15,020    15,448   14,946   14,574   14,423    4.1    (2.8)
                                     --------  -------- -------- -------- -------- ------- -------
 Total consolidated
   average deposits                 $ 17,678  $ 18,174 $ 17,585 $ 17,193 $ 17,032    3.8 %  (2.7)%
                                     ========  ======== ======== ======== ======== ======= =======

 Bank issued deposits               $ 14,182  $ 14,125 $ 13,715 $ 13,572 $ 13,688    3.6 %   0.4 %
 Wholesale deposits                    3,496     4,049    3,870    3,621    3,344    4.6   (13.6)
                                     --------  -------- -------- -------- -------- ------- -------
 Total consolidated
   average deposits                 $ 17,678  $ 18,174 $ 17,585 $ 17,193 $ 17,032    3.8 %  (2.7)%
                                     ========  ======== ======== ======== ======== ======= =======

The Corporation continues to have some reliance on wholesale deposits for funding. Compared with the first quarter of 2000, average wholesale deposit growth amounted to $152 million or 4.6%. The increase in Brokered CDs of $750 million and brokered money market accounts of $124 million was offset by a decrease in Eurodollar term and overnight funds, which are included in foreign time, of $721 million.

Average bank issued deposits increased $494 million or 3.6% in the first quarter of 2001 compared to the first quarter of 2000. As part of its private-label banking services, the Corporation acquired $354 million of deposits late in 2000. Average money market index accounts accounted for approximately $858 million of the growth in average bank issued deposits while savings and NOW declined $199 million and bank issued money market savings decreased $175 million. This shift in mix had an adverse impact on the interest margin. Noninterest bearing deposits, as previously discussed, increased $49 million. Average bank issued deposits were negatively impacted by the sale of three bank branches in 2000 all located in Illinois. Total deposits sold amounted to approximately $111 million. There were no branch sales in the first quarter of 2001 or during the first quarter of 2000.

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

                                             Three Months Ended                 Three Months Ended
                                               March 31, 2001                     March 31, 2000
                                     --------------------------------   --------------------------------
                                                            Average                            Average
                                      Average               Yield or     Average               Yield or
                                      Balance    Interest   Cost (b)     Balance    Interest   Cost (b)
                                     ---------- ---------- ----------   ---------- ---------- ----------
 Loans and leases (a)               $ 18,445.9 $    370.5       8.15 % $ 17,059.0 $    335.0       7.90 %

 Investment securities:
   Taxable                             3,660.1       61.9       6.98      3,708.8       59.9       6.34
   Tax Exempt (a)                      1,293.8       22.6       7.17      1,341.9       23.8       7.20

 Other short-term investments (a)        348.0        4.6       5.36        276.0        3.8       5.56
                                     ---------- ---------- ----------   ---------- ---------- ----------
 Total interest earning assets      $ 23,747.8 $    459.6       7.88 % $ 22,385.7 $    422.5       7.57 %

 Money market savings               $  5,872.7 $     71.8       4.96 % $  5,065.3 $     61.2       4.86 %
 Regular savings & NOW                 1,719.8        5.7       1.34      1,918.4        8.5       1.78
 Other CDs & time deposits             4,812.9       69.5       5.86      5,484.9       74.6       5.47
 CDs greater than
   $100 & Brokered CDs                 2,615.0       40.2       6.23      1,954.1       28.3       5.82

 Total interest bearing deposits      15,020.4      187.2       5.05     14,422.7      172.6       4.81

 Short-term borrowings                 3,676.8       54.1       5.97      3,895.1       57.0       5.89
 Long-term borrowings                  1,611.6       25.3       6.38      1,010.5       15.9       6.32

 Total interest bearing liabilities $ 20,308.8 $    266.6       5.32 % $ 19,328.3 $    245.5       5.11 %
                                     ========== ========== ==========   ========== ========== ==========
 Net interest margin (FTE) as a
   percent of average earning assets           $    193.0       3.31 %            $    177.0       3.17 %
                                                ========== ==========              ========== ==========

 Net interest spread (FTE)                                      2.56 %                             2.46 %
                                                           ==========                          =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets increased 31 basis points since the first quarter of 2000 which had a positive impact on interest income (FTE) of approximately $13.4 million. The increase in the yield of taxable investment securities reflects the Corporation's realignment of its available for sale investment securities portfolio through the sale and purchase of approximately $1.6 billion of U.S. Government Agency securities during the third quarter of 2000. The increase in the volume of earning assets, primarily loans and securitized ARMs, increased interest income by approximately $23.7 million compared with the first quarter of 2000. The cost of interest bearing deposits increased 24 basis points from the same quarter of the previous year which reflects, in part, the adverse shift in deposit mix previously discussed. Short-term borrowing costs increased 8 basis points which also reflects the shift in mix of short-term funding sources. Long-term borrowing costs increased 6 basis points compared with the first quarter of 2000 which is a result of the greater use of bank notes which were issued in the later part of 2000. The overall increase in the cost of interest bearing liabilities of 21 basis points increased interest expense by approximately $5.7 million while the increase in the volume of interest bearing liabilities increased interest expense by approximately $15.4 million.

In the recent declining interest rate environment, the Corporation has taken certain actions to lessen the amount of income at risk due to changes in interest rates. As a result, net interest income will not experience the same magnitude of benefit as it might have, absent the actions taken. In addition to continuing to seek less costly funding sources, the Corporation may, among other things, continue to divest of lower yielding assets through sale or securitization in the future.

          PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
          ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of March 31, 2001 and the prior four quarters.

                           NONPERFORMING ASSETS
                           --------------------
                                  ($000's)

                                         2001                        2000
                                      ---------- --------------------------------------------
                                         First      Fourth      Third     Second      First
                                        Quarter     Quarter    Quarter    Quarter    Quarter
                                      ----------   ---------- ---------- ---------- ----------
 Nonaccrual                          $  130,640   $  121,425 $  116,682 $  119,584 $  111,642

 Renegotiated                               560          614        658        421        688

 Past due 90 days or more                 7,080        7,371      7,295     10,069      9,334
                                      ----------   ---------- ---------- ---------- ----------
 Total nonperforming
   loans and leases                     138,280      129,410    124,635    130,074    121,664

 Other real estate owned                  3,790        3,797      3,804      4,592      6,247
                                      ----------   ---------- ---------- ---------- ----------
 Total nonperforming assets          $  142,070   $  133,207 $  128,439 $  134,666 $  127,911
                                      ==========   ========== ========== ========== ==========

 Allowance for loan
   and lease losses                  $  240,348   $  235,115 $  232,690 $  234,119 $  232,471
                                      ==========   ========== ========== ========== ==========

                          CONSOLIDATED STATISTICS
                          -----------------------

                                         2001                        2000
                                      ---------- --------------------------------------------
                                         First      Fourth      Third     Second      First
                                        Quarter     Quarter    Quarter    Quarter    Quarter
                                      ----------   ---------- ---------- ---------- ----------
 Net Charge-offs (Recoveries)
   to average loans and
   leases annualized                       0.13 %       0.16 %     0.17 %     0.19 %    (0.02)%
 Total nonperforming loans and
   leases to total loans and leases        0.78         0.74       0.72       0.75       0.72
 Total nonperforming assets to
   total loans and leases and
   other real estate owned                 0.80         0.76       0.74       0.77       0.75
 Allowance for loan and lease
   losses to total loans and leases        1.35         1.34       1.34       1.35       1.37
 Allowance for loan and lease losses
   to nonperforming loans and leases        174          182        187        180        191

                    NONACCRUAL LOANS AND LEASES BY TYPE
                    -----------------------------------
                                 ($000's)

                                         2001                        2000
                                      ---------- --------------------------------------------
                                         First      Fourth      Third     Second      First
                                        Quarter     Quarter    Quarter    Quarter    Quarter
                                      ----------   ---------- ---------- ---------- ----------
 Commercial
   Commercial, financial
     & agricultural                  $   50,273   $   49,965 $   39,203 $   51,505 $   49,006
   Lease financing receivables            2,959        1,921      2,046      2,271      3,929
                                      ----------   ---------- ---------- ---------- ----------
 Total commercial                        53,232       51,886     41,249     53,776     52,935

 Real estate
   Construction & land development        2,584        2,896      2,929      2,915      5,284
   Commercial mortgage                   38,797       35,011     42,246     36,159     28,069
   Residential mortgage                  34,244       29,895     28,155     25,198     23,715
                                      ----------   ---------- ---------- ---------- ----------
 Total real estate                       75,625       67,802     73,330     64,272     57,068

 Personal                                 1,783        1,737      2,103      1,536      1,639
                                      ----------   ---------- ---------- ---------- ----------
 Total nonaccrual loans and leases   $  130,640   $  121,425 $  116,682 $  119,584 $  111,642
                                      ==========   ========== ========== ========== ==========

            RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
            -----------------------------------------------------
                                 ($000's)

                                         2001                        2000
                                      ---------- --------------------------------------------
                                         First      Fourth      Third     Second      First
                                        Quarter     Quarter    Quarter    Quarter    Quarter
                                      ----------   ---------- ---------- ---------- ----------
 Beginning balance                   $  235,115   $  232,690 $  234,119 $  232,471 $  225,862

 Provision for loan and
   lease losses                          11,063        8,979      5,938      9,616      5,819

 Allowance of banks
   and loans acquired                        --        1,270         --         --         --

 Allowance transfer for
   loan securitizations                      --       (1,022)        --         --         --

 Loans and leases charged-off
   Commercial                             2,577        2,253      5,210      2,711        449
   Real estate                            2,075        3,267        943      4,989        653
   Personal                               2,383        2,629      2,285      1,758      1,544
   Leases                                   496          397        193        539        198
                                      ----------   ---------- ---------- ---------- ----------
 Total charge-offs                        7,531        8,546      8,631      9,997      2,844

 Recoveries on loans and leases
   Commercial                               515          429        436      1,020      2,811
   Real estate                              410          645        291        373        206
   Personal                                 728          627        508        539        525
   Leases                                    48           43         29         97         92
                                      ----------   ---------- ---------- ---------- ----------
 Total recoveries                         1,701        1,744      1,264      2,029      3,634
                                      ----------   ---------- ---------- ---------- ----------
 Net loans and leases
   charge-offs (recoveries)               5,830        6,802      7,367      7,968       (790)
                                      ----------   ---------- ---------- ---------- ----------
 Ending balance                      $  240,348   $  235,115 $  232,690 $  234,119 $  232,471
                                      ==========   ========== ========== ========== ==========

Nonperforming assets consist of nonperforming loans and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At March 31, 2001, OREO acquired in satisfaction of debts amounted to $3.2 million and branch premises held for sale amounted to $0.6 million.

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

At March 31, 2001, nonperforming loans and leases amounted to $138.3 million or 0.78% of consolidated loans and leases of $17.8 billion, an increase of $8.9 million or 6.9% since December 31, 2000. Nonaccrual loans and leases accounted for $9.2 million of the increase compared to the prior quarter. Nonaccrual residential real estate loans accounted for $4.3 million of the increase. Nonaccrual commercial real estate loans increased $3.8 million driven primarily by multifamily loans. Two commercial lease financing receivables placed on nonaccrual accounted for the $1.0 million increase in nonaccrual leases while nonaccrual commercial and industrial loans were relatively unchanged. Nonaccrual loans associated with the cranberry industry amounted to $13.0 million at March 31, 2001, compared to $13.8 million at December 31, 2000. While this sector represents 10% of total nonaccrual loans, the Corporation feels this industry has stabilized and does not anticipate further losses.

Net charge-offs amounted to $5.8 million or 0.13% of average loans in the first quarter of 2001 compared with net charge-offs of $6.8 million or 0.16% of average loans in the fourth quarter of 2000 and have remained fairly stable over the past four quarters.

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

Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $240.3 million at March 31, 2001 compared to $235.1 million at December 31, 2000. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the second and third quarters of 2000, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the slowing of economic prosperity.


                              OTHER INCOME
                              ------------
Total other income in the first quarter of 2001 amounted to $247.0 million, an increase of $5.6 million or 2.3%, compared to $241.4 million in the same period last year.

Total data processing services revenue increased $3.0 million or 2.3% from $130.0 million in the first quarter of 2000 to $133.0 million in the current quarter. Account processing fees increased $10.1 million or 10.7% and reflects growth in electronic bill payment and presentment and online banking. Professional services fees and software revenue is somewhat seasonal in nature and are typically lower in the first quarter. Other revenue declined primarily due to lower equipment sales while buyout fees were relatively unchanged.

The increase in internet banking revenue was driven by increased internet mortgage lending activity.

Trust services revenue amounted to $30.0 million in the first quarter of 2001, an increase of $2.2 million or 8.0% compared to $27.8 million in the first quarter of 2000. Trust services revenue is largely derived from asset-based fees. Maintaining year-over-year revenue growth in the current market environment will be a continuing challenge.

Service charges on deposits increased $2.3 million or 12.5% and amounted $20.8 million in the first quarter of 2001. The increase was primarily attributable to service charges on commercial demand accounts.

Mortgage banking revenue increased $4.0 million in the first quarter of 2001 compared to the first quarter of 2000. While all sources of mortgage banking revenue increased compared to the prior year, gains on the sale of mortgage loans accounted for the majority of the increase which reflects the increased origination and sale activity as previously discussed.

The decrease in capital markets revenue is due to gains from the sale of
investments and other net unrealized gains.   Net securities gains from
Capital Markets investments, which can vary from period to period, amounts to $6.2 million in the current quarter compared to $14.8 million in the first quarter of last year.

Other income in the first quarter of 2001 amounted to $30.1 million compared to $27.5 million in the first quarter of 2000, an increase of $2.6 million or 9.5%. Gains and income from indirect auto securitizations, which began in the third quarter of 2000 as previously discussed, amounted to $5.6 million in the current quarter. Offsetting this income was lower investment income on nonqualified benefit plan assets of approximately $1.5 million. During the first quarter of 2000 the Corporation recognized reversion income associated with the final settlement of an acquired pension plan of approximately $1.8 million.

                                OTHER EXPENSE
                                -------------
Total other expense for the three months ended March 31, 2001, amounted to $290.8 million including costs attributable to the single charter initiative.

Single Charter related expenses incurred in the current quarter amounted to $6.0 million. Such expenses consisted of the costs of programming changes required to support operations and processes to achieve the scale required in the single charter environment, systems conversion costs, consulting and other professional fees, costs incurred to eliminate duplicate loan and deposit customer's accounts and other affiliate shareholder matters and costs associated with employee relocation, retention and severance. During the first quarter of 2001, ten charter mergers were completed.

Excluding this item, total other expense amounted to $284.8 million in the first quarter of 2001 compared to $268.0 million in the first quarter of 2000 an increase of $16.8 million or 6.3%.

The Corporation's nonbanking businesses, especially its Data Services segment ("Metavante"), continue to be the primary contributors to operating expense growth. Metavante expense growth represents over half of all of the consolidated operating expense growth and reflects the cost of adding processing capacity and other related costs associated with developing new products and services. Expense growth in the current quarter for the banking segment reflects start-up costs associated with its private-label banking services and losses associated with retail auto lease residual values.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 2001 and 2000 and the year ended December 31, 2000 are:

                                             Three Months  Three Months  Three Months
                                                Ended         Ended         Ended
                                               March 31,   December 31,   March 31,
                                                 2001         2000          2000
                                             ------------  ------------  ------------
  Consolidated Corporation                         64.7 %        65.4 %        64.0 %

  Consolidated Corporation Excluding Metavante

    Including Intangible Amortization              53.9 %        55.8 %        53.8 %

    Excluding Intangible Amortization              51.8 %        53.4 %        51.6 %


Salaries and employee benefits expense amounted to $167.9 million in the first quarter of 2001 compared to $157.3 million in the first quarter of 2000, an increase of $10.6 million or 6.7%. Salaries and employee benefits expense of Metavante increased $8.0 million. At March 31, 2001, Metavante had approximately 294 more full time equivalent employees when compared to March 31, 2000. Compared to the first quarter of 2000, expense growth in the current quarter in salaries and employee benefits was $2.4 million or 3.9% for the banking segment.

Data Services expense growth accounted for approximately $6.2 million or 96% of the increase in net occupancy, equipment, software, supplies and printing and processing expenses in the first quarter of 2001 compared to the first quarter of 2000.

Approximately $1.3 million of the decline in professional fees was attributable to Metavante and was offset by increased fees in mortgage and internet banking.

Other expense amounted to $23.9 million in the first quarter of 2001, and was relatively unchanged compared to the first quarter of 2000. Lower cost of sales associated with equipment sales and card plastics revenue was $3.1 million and was offset by losses associated with auto lease residuals.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software capitalization was $7.2 million in the first quarter of 2000 and in the current quarter amounted to $6.4 million resulting in an increase of $0.8 million in other expense in the first quarter of 2001 compared to first quarter of 2000.


                            INCOME TAXES
                            ------------
The provision for income taxes for the three months ended March 31, 2001 amounted to $44.3 million or 33.8% of pre-tax income compared to $46.0 million or 33.7% of pre-tax income for the three months ended March 31, 2000.


                          CAPITAL RESOURCES
                          -----------------
Shareholders' equity was $2.31 billion at March 31, 2001 compared to $2.24 billion at December 31, 2000 and $2.07 billion at March 31, 2000.

The Corporation had net unrealized gains on securities available for sale at March 31, 2000 of $72.5 million, an increase in market value net of related income tax effects of $34.4 million since December 31, 2000. Net unrealized losses associated with derivative financial instruments designated cash flow hedges at March 31, 2001 amounted to $12.9 million.

For the three months ended March 31, 2000, M&I repurchased 0.3 million shares of its Common Stock. The aggregate cost of the shares repurchased was $15.5 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                          RISK-BASED CAPITAL RATIOS
                          -------------------------
                               ($ in millions)

                                      March 31, 2001                   December 31, 2000
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,130          10.08 % $           2,071          10.20 %
 Tier 1 Capital
   Minimum Requirement                   845           4.00                 812           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,285           6.08 % $           1,259           6.20 %
                            ================================   ================================

 Total Capital             $           2,522          11.94 % $           2,445          12.05 %
 Total Capital
   Minimum Requirement                 1,690           8.00               1,624           8.00
                            --------------------------------   --------------------------------
 Excess                    $             832           3.94 % $             821           4.05 %
                            ================================   ================================

 Risk-Adjusted Assets      $          21,121                  $          20,294
                            =================                  =================

                                LEVERAGE RATIOS
                                ---------------
                                ($ in millions)

                                      March 31, 2001                   December 31, 2000
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,130           8.31 % $           2,071           8.25 %
 Minimum Leverage
   Requirement                 769 -   1,281   3.00 -  5.00       753 -   1,255   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,361 -     849   5.31 -  3.31 % $ 1,318 -     816   5.25 -  3.25 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          25,620                  $          25,096
                            =================                  =================


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's 2000 Annual Report on Form 10-K. Updated information regarding the Corporation's use of derivative financial instruments is contained in
Note 11, Notes to Financial Statements contained in Item 1 herein.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments.
Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation's budgeted
/ forecasted pre-tax income for the ensuing twelve months. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios - a gradual increase of 100bp across the entire yield curve over the course of a year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of a year (-25bp per quarter) for the balance sheet as of March 31, 2001 and December 31, 2000:

                                         Impact to Annual Pretax Income as of
                                         ------------------------------------
                                               March 31,     December 31,
                                                 2001            2000
                                         ----------------- ------------------
      Hypothetical Change in Interest Rate
      ------------------------------------
      100 basis point gradual:

      Rise in rates                               (4.9)%       (6.4)%

      Decline in rates                             3.7 %        5.3 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of March 31, 2001 the fair value of equity at risk for a gradual 100bp shift in rates was less than 1.0% of the market value of the Corporation.

The Corporation uses derivative financial instruments to manage interest rate exposure. A small amount of derivatives are sold to customers where the Corporation acts as an intermediary. The Corporation through its trading accounts matches off these instruments in order to minimize exposure to market risks.

Equity Risk
------------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I's Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists, but due to the nature of the investments, cannot be quantified within acceptable levels of precision.

M&I Trust Services administers $56.1 billion in assets and directly manages a portfolio of $11.8 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

                            PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
  A. Exhibits:

     Exhibit 10 - Change of Control Agreement dated as of April 16, 2001 between the Corporation and Mark F. Furlong

     Exhibit 11 - Statements - Computation of Earnings Per Share
                  Incorporated by Reference to NOTE 4 of Notes to
                  Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1-Financial Information herein.

     Exhibit 12  -Computation of Ratio of Earnings to Fixed Charges


  B. Reports on Form 8-K:

     None

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




May 15, 2001