Form 10-Q
period 2001-06-30
MARSHALL & ILSLEY CORP/WI/
filed 2001-08-15
CIK 62741

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                       Commission file number  1-15403

                        MARSHALL & ILSLEY CORPORATION
           (Exact name of registrant as specified in its charter)

               Wisconsin                               39-0968604
    (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)               Identification No.)

         770 North Water Street
          Milwaukee, Wisconsin                           53202
 (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code:  (414) 765-7801

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                             July 31, 2001
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   103,403,822

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                         ($000's except share data)

                                                                June 30,   December 31,     June 30,
                                                                  2001         2000           2000
                                                            ------------- ------------- --------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                   $     873,991 $     760,103 $     699,804
  Federal funds sold and security resale agreements                25,466        54,443       102,078
  Money market funds                                              168,419        50,147        84,212
                                                             ------------- ------------- -------------
Total cash and cash equivalents                                 1,067,876       864,693       886,094

Investment securities:
  Trading securities, at market value                              17,456        15,317        31,087
  Short-term investments, at cost which
    approximates market value                                      45,105        43,528         7,419
  Available for sale at market value                            4,186,974     4,735,722     4,163,535
  Held to maturity at amortized cost, market
    value $1,101,702 ($1,124,756 December 31,
    and $1,117,970 June 30, 2000)                               1,075,242     1,112,545     1,140,340
                                                             ------------- ------------- -------------
Total investment securities                                     5,324,777     5,907,112     5,342,381

Loans and leases                                               17,803,111    17,587,087    17,394,515
  Less: Allowance for loan and lease losses                       244,486       235,115       234,119
                                                             ------------- ------------- -------------
Net loans and leases                                           17,558,625    17,351,972    17,160,396

Premises and equipment                                            390,181       392,995       372,157
Goodwill                                                          332,111       295,784       307,992
Other intangibles                                                  45,001        49,500        40,688
Accrued interest and other assets                               1,177,084     1,215,683     1,110,044
                                                             ------------- ------------- -------------
Total Assets                                                $  25,895,655 $  26,077,739 $  25,219,752
                                                             ============= ============= =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                       $   2,943,114 $   3,129,834 $   2,805,295
  Interest bearing                                             13,306,539    16,118,793    14,101,144
                                                             ------------- ------------- -------------
Total deposits                                                 16,249,653    19,248,627    16,906,439

Funds purchased and security repurchase agreements              1,189,660     1,092,723       934,952
Other short-term borrowings                                     4,204,956     1,722,008     3,596,146
Accrued expenses and other liabilities                            849,853       850,916       652,572
Long-term borrowings                                            1,044,132       921,276     1,001,055
                                                             ------------- ------------- -------------
Total liabilities                                              23,538,254    23,835,550    23,091,164

Shareholders' Equity:
---------------------
  Series A convertible preferred stock,
    $1.00 par value; 336,370 shares issued                            336           336           336
  Common stock, $1.00 par value;
    112,757,546 shares issued                                     112,757       112,757       112,757
  Additional paid-in capital                                      436,735       452,212       454,332
  Retained earnings                                             2,203,803     2,117,759     2,038,922
  Accumulated other comprehensive
    income, net of related taxes                                   64,923        38,127       (50,246)
  Less: Treasury common stock, at cost:
        9,475,724 shares (9,910,839 December 31,
        and 8,796,387 June 30, 2000)                              440,458       458,472       407,851
  Deferred compensation                                            20,695        20,530        19,662
                                                             ------------- ------------- -------------
Total shareholders' equity                                      2,357,401     2,242,189     2,128,588
                                                             ------------- ------------- -------------
Total Liabilities and Shareholders' Equity                  $  25,895,655 $  26,077,739 $  25,219,752
                                                             ============= ============= =============

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         ($000's except share data)

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                             2001          2000
                                                                        ------------- -------------
Interest income
---------------
  Loans and leases                                                     $     341,678 $     344,685
  Investment securities:
    Taxable                                                                   70,012        66,225
    Exempt from federal income taxes                                          15,512        16,523
  Trading securities                                                             341           484
  Short-term investments                                                       3,904         4,672
                                                                        ------------- -------------
Total interest income                                                        431,447       432,589

Interest expense
----------------
  Deposits                                                                   155,954       185,606
  Short-term borrowings                                                       49,291        60,580
  Long-term borrowings                                                        24,968        21,348
                                                                        ------------- -------------
Total interest expense                                                       230,213       267,534

Net interest income                                                          201,234       165,055
Provision for loan and lease losses                                           10,737         9,616
                                                                        ------------- -------------
Net interest income after provision for loan and lease losses                190,497       155,439

Other income
------------
  Data processing services:
    Account processing fees                                                  108,069        94,512
    Professional services fees                                                15,379        16,761
    Software revenue                                                           8,690         9,971
    Other revenue                                                              6,006         6,492
                                                                        ------------- -------------
  Total data processing services                                             138,144       127,736

  Item processing                                                             12,048        12,669
  Trust services                                                              30,571        29,967
  Service charges on deposits                                                 20,447        18,549
  Mortgage banking                                                            12,329         4,381
  Capital Markets revenue                                                      3,160         2,156
  Net investment securities (losses)/gains                                   (16,176)        1,281
  Life insurance revenue                                                       6,695         7,360
  Other                                                                       30,659        41,324
                                                                        ------------- -------------
Total other income                                                           237,877       245,423

Other expense
  Salaries and employee benefits                                             178,067       158,861
  Net occupancy                                                               15,329        13,678
  Equipment                                                                   28,969        27,772
  Software expenses                                                            9,224         7,033
  Processing charges                                                          11,838         7,446
  Supplies and printing                                                        5,443         5,129
  Professional services                                                        6,642         9,584
  Shipping and handling                                                       10,926         9,642
  Amortization of intangibles                                                  9,002         7,158
  Single charter                                                               5,972            --
  Other                                                                       61,144        20,678
                                                                        ------------- -------------
Total other expense                                                          342,556       266,981

Income before income taxes                                                    85,818       133,881
Provision for income taxes                                                    26,135        43,134
                                                                        ------------- -------------
Net income                                                             $      59,683 $      90,747
                                                                        ============= =============
Net income per common share
  Basic:                                                               $        0.57 $        0.86
  Diluted:                                                                      0.55          0.83

Dividends paid per common share                                        $       0.290 $       0.265

Weighted average common shares outstanding:
  Basic                                                                        102,906       103,895
  Diluted                                                                      107,738       108,742

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         ($000's except share data)

                                                                         Six Months Ended June 30,
                                                                        ---------------------------
                                                                             2001          2000
                                                                        ------------- -------------
Interest income
---------------
  Loans and leases                                                     $     695,668 $     671,163
  Investment securities:
    Taxable                                                                  147,963       134,115
    Exempt from federal income taxes                                          31,412        32,970
  Trading securities                                                             669         1,011
  Short-term investments                                                       8,169         7,955
                                                                        ------------- -------------
Total interest income                                                        883,881       847,214

Interest expense
----------------
  Deposits                                                                   343,137       358,184
  Short-term borrowings                                                      103,392       117,619
  Long-term borrowings                                                        50,339        37,235
                                                                        ------------- -------------
Total interest expense                                                       496,868       513,038

Net interest income                                                          387,013       334,176
Provision for loan and lease losses                                           21,800        15,435
                                                                        ------------- -------------
Net interest income after provision for loan and lease losses                365,213       318,741

Other income
------------
  Data processing services:
    Account processing fees                                                  212,857       189,177
    Professional services fees                                                30,884        35,046
    Software revenue                                                          16,713        19,289
    Other revenue                                                             10,682        14,225
                                                                        ------------- -------------
  Total data processing services                                             271,136       257,737
  Item processing                                                             24,505        25,113
  Trust services                                                              60,600        57,775
  Service charges on deposits                                                 41,273        37,063
  Mortgage banking                                                            20,100         7,720
  Capital Markets revenue                                                      9,494        17,267
  Net investment securities (losses)/gains                                   (16,299)        1,281
  Life insurance revenue                                                      13,225        14,032
  Other                                                                       60,804        68,861
                                                                        ------------- -------------
Total other income                                                           484,838       486,849

Other expense
-------------
  Salaries and employee benefits                                             345,989       316,179
  Net occupancy                                                               31,226        27,005
  Equipment                                                                   57,601        55,172
  Software expenses                                                           17,294        13,898
  Processing charges                                                          20,788        14,995
  Supplies and printing                                                       10,393         9,986
  Professional services                                                       13,802        17,161
  Shipping and handling                                                       22,243        21,027
  Amortization of intangibles                                                 17,006        14,863
  Single charter                                                              11,952            --
  Other                                                                       85,038        44,692
                                                                        ------------- -------------
Total other expense                                                          633,332       534,978

Income before income taxes and cumulative
  effect of changes in accounting principles                                 216,719       270,612
Provision for income taxes                                                    70,434        89,150
                                                                        ------------- -------------
Income before cumulative effect of changes
  in accounting principles                                                   146,285       181,462
Cumulative effect of changes in accounting
  principles, net of income taxes                                               (436)       (2,279)
                                                                        ------------- -------------
Net income                                                             $     145,849 $     179,183
                                                                        ============= =============
Net income per common share
  Basic:
    Income before cumulative effect of changes
      in accounting principles                                         $        1.40 $        1.72
    Cumulative effect of changes in accounting
      principles, net of income taxes                                             --         (0.02)
                                                                        ------------- -------------
    Net income                                                         $        1.40          1.70
                                                                        ============= =============
  Diluted:
    Income before cumulative effect of changes
      in accounting principles                                         $        1.35 $        1.66
    Cumulative effect of changes in accounting
      principles, net of income taxes                                             --         (0.02)
                                                                        ------------- -------------
    Net income                                                         $        1.35 $        1.64
                                                                        ============= =============

Dividends paid per common share                                        $       0.555 $       0.505

Weighted average common shares outstanding:
  Basic                                                                      102,872       104,276
  Diluted                                                                    107,772       109,153

See notes to financial statements.

                       MARSHALL & ILSLEY CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($000's)

                                                                         Six Months Ended June 30,
                                                                        ---------------------------
                                                                             2001          2000
                                                                        ------------- -------------
Net Cash Provided/(Used) by Operating Activities                       $     206,780 $     351,058

Cash Flows From Investing Activities:
-------------------------------------
  Proceeds from sales of securities available for sale                        21,376        17,329
  Proceeds from maturities of securities available for sale                  803,255       316,407
  Proceeds from maturities of securities held to maturity                     36,048        30,188
  Purchases of securities available for sale                                (216,355)     (146,329)
  Net increase in loans                                                     (327,881)   (1,123,858)
  Purchases of assets to be leased                                          (267,895)     (233,584)
  Principal payments on lease receivables                                    360,367       163,711
  Fixed asset purchases, net                                                 (18,410)      (29,458)
  Acquisitions and investments in joint ventures                             (24,845)         (265)
  Other                                                                       12,486         5,806
                                                                        ------------- -------------
Net cash provided/(used) in investing activities                             378,146    (1,000,053)

Cash Flows From Financing Activities:
-------------------------------------
  Net increase/(decrease) in deposits                                     (3,001,689)      479,760
  Proceeds from issuance of commercial paper                               1,252,765     1,615,801
  Payments for maturity of commercial paper                               (1,258,609)   (1,465,293)
  Net increase /(decrease) in other short-term borrowings                  2,144,581      (144,738)
  Proceeds from issuance of long-term debt                                   627,029       381,641
  Payments of long-term debt                                                 (87,726)      (61,661)
  Dividends paid                                                             (59,116)      (54,389)
  Purchases of treasury stock                                                (15,520)      (98,209)
  Other                                                                       16,542         2,321
                                                                        ------------- -------------
Net cash provided/(used) by financing activities                            (381,743)      655,233
                                                                        ------------- -------------
Net increase in cash and cash equivalents                                    203,183         6,238

Cash and cash equivalents, beginning of year                                 864,693       879,856
                                                                        ------------- -------------
Cash and cash equivalents, end of period                               $   1,067,876 $     886,094
                                                                        ============= =============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                           $     521,879 $     465,855
    Income taxes                                                              66,931        67,348

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

   1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2000 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2000 consolidated financial statements and analyses have been reclassified to conform with the 2001 presentation.

   2.   Change in Method of Accounting

        During the fourth quarter of 2000, the Corporation adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101
        - REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 provides guidance on a variety of revenue recognition matters. The cumulative effect of change in accounting principles was retroactively recorded as of January 1, 2000. The financial position and results of operations as of and for the three and six months ended June 30, 2000 have been restated to reflect application of the guidance contained in SAB 101. See Note 2 of the Notes to Consolidated Financial Statements of Item 8 of the Corporation's 2000 Annual Report on Form 10-K.

        On January 1, 2001, the Corporation adopted the Financial Accounting Standards Board SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effects of adopting SFAS 133 are as follows:

                                                                                                 Other
                                                                               Consolidated  Comprehensive
                                                                                  Income        Income
                                                                                 Statement     (Equity)
                                                                              -------------  -------------
        Fair value hedges                                                   $        (628) $          --
        Cash flow hedges                                                              (43)       (15,665)
                                                                              -------------  -------------
                                                                                     (671)       (15,665)
        Income tax benefit                                                            235          5,483
                                                                              -------------  -------------
        Cumulative effect of change in accounting principles                $        (436) $     (10,182)
                                                                              =============  =============

        See Note 10 for additional information regarding the Corporation's use of derivative financial instruments.

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

   3.   New Accounting Pronouncements

        In September, 2000, the FASB issued SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS 140 replaces SFAS 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Corporation's present securitization activities.

        In June, 2001, the FASB issued SFAS 141, BUSINESS COMBINATIONS. SFAS 141 supercedes APB Opinion No. 16, BUSINESS COMBINATIONS, and SFAS 38, ACCOUNTING FOR PREACQUISTION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations in the scope of this Statement are to be accounted for using the purchase method. This Statement carries forward without reconsideration portions of APB Opinion No. 16 that provide guidance related to the application of the purchase method. The provisions of this Statement shall apply to all business combinations initiated after June 30, 2001 and the provisions of this Statement also shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

        In June 2001, the FASB also issued SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, INTANGIBLE ASSETS. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement.

        With respect to the recent acquisitions of Derivion and Cyberbills, the provisions of SFAS 142 will be applicable beginning January 1, 2002. The provisions of both SFAS 141 and SFAS 142 will apply to the Corporation's merger with National City Bancorporation which was completed on August 1, 2001. For the three months ended June 30, 2001 and 2000, the estimated after-tax goodwill amortization which would cease under the provisions of SFAS 142 was approximately $4.7 million and $4.4 million, respectively, and for the six months ended June 30, 2001 and 2000, was approximately $9.2 million and $8.6 million, respectively. The Corporation is assessing whether SFAS 142 will result in a reduction of amortization of identifiable intangibles and has not yet determined how the impairment provisions of the standard will affect its financial statements.

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

   4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                                            Three Months Ended June 30, 2001
                                                                        ---------------------------------------
                                                                           Income     Average Shares  Per Share
                                                                         (Numerator)   (Denominator)    Amount
                                                                        ------------- -------------- ----------
           Net Income                                                  $      59,683
           Convertible Preferred Dividends                                    (1,115)
                                                                        -------------
           Basic Earnings Per Share
             Income Available to Common Shareholders                   $      58,568       102,906  $      0.57
                                                                                                     ==========
           Effect of Dilutive Securities
             Convertible Preferred Stock                                       1,115         3,844
             Stock Options and Restricted Stock Plans                             --           988
                                                                        ------------- -------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                                $      59,683       107,738 $      0.55
                                                                                                     ==========

                                                                            Three Months Ended June 30, 2000
                                                                        ---------------------------------------
                                                                           Income     Average Shares  Per Share
                                                                         (Numerator)   (Denominator)    Amount
                                                                        ------------- -------------- ----------
           Net Income                                                  $      90,747
           Convertible Preferred Dividends                                    (1,019)
                                                                        -------------
           Basic Earnings Per Share
             Income Available to Common Shareholders                   $      89,728       103,895 $      0.86
                                                                                                     ==========
           Effect of Dilutive Securities
             Convertible Preferred Stock                                       1,019         3,844
             Stock Options and Restricted Stock Plans                             --         1,003
                                                                        ------------- -------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                                $      90,747       108,742 $      0.83
                                                                                                     ==========

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

                                                                             Six Months Ended June 30, 2001
                                                                        ---------------------------------------
                                                                           Income     Average Shares  Per Share
                                                                         (Numerator)   (Denominator)    Amount
                                                                        ------------- -------------- ----------
           Net Income                                                  $     145,849
           Convertible Preferred Dividends                                    (2,133)
                                                                        -------------
           Basic Earnings Per Share
             Income Available to Common Shareholders                   $     143,716       102,872 $      1.40
                                                                                                     ==========
           Effect of Dilutive Securities
             Convertible Preferred Stock                                       2,133         3,844
             Stock Options and Restricted Stock Plans                             --         1,056
                                                                        ------------- -------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                                $     145,849       107,772 $      1.35
                                                                                                     ==========

                                                                             Six Months Ended June 30, 2001
                                                                        ---------------------------------------
                                                                           Income     Average Shares  Per Share
                                                                         (Numerator)   (Denominator)    Amount
                                                                        ------------- -------------- ----------
           Net Income                                                  $     179,183
           Convertible Preferred Dividends                                    (1,941)
                                                                        -------------
           Basic Earnings Per Share
             Income Available to Common Shareholders                   $     177,242       104,276 $      1.70
                                                                                                     ==========
           Effect of Dilutive Securities
             Convertible Preferred Stock                                       1,941         3,844
             Stock Options and Restricted Stock Plans                             --         1,033
                                                                        ------------- -------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                                $     179,183       109,153 $      1.64
                                                                                                     ==========

   5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                                    June 30,   December 31,     June 30,
                                                                      2001         2000           2000
                                                                 ------------- ------------- -------------
         Investment securities available for sale:
           U.S. treasury and government agencies                $   2,941,326 $   3,342,952 $   3,622,576
           State and political subdivisions                           151,999       151,041       147,525
           Mortgage backed securities                                 278,779       342,171       163,455
           Other                                                      814,870       899,558       229,979
                                                                 ------------- ------------- -------------
         Total                                                  $   4,186,974 $   4,735,722 $   4,163,535
                                                                 ============= ============= =============

         Investment securities held to maturity:
           State and political subdivisions                     $   1,070,665 $   1,107,476 $   1,135,147
           Other                                                        4,577         5,069         5,193
                                                                 ------------- ------------- -------------
         Total                                                  $   1,075,242 $   1,112,545 $   1,140,340
                                                                 ============= ============= =============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

   6. The Corporation's loan and lease portfolio consists of the following ($000's):

                                                                    June 30,   December 31,     June 30,
                                                                      2001         2000           2000
                                                                 ------------- ------------- -------------
         Commercial, financial & agricultural                   $   5,293,256 $   5,289,537 $   5,068,961
         Real estate:
           Construction                                               675,881       619,281       542,958
           Residential mortgage                                     4,978,639     5,049,557     5,377,244
           Commercial mortgage                                      4,692,009     4,359,812     4,242,058
                                                                 ------------- ------------- -------------
         Total real estate                                         10,346,529    10,028,650    10,162,260
         Personal                                                   1,129,611     1,174,248     1,248,109
         Lease financing                                            1,018,677     1,094,652       915,185
         Cash flow hedging instruments at fair value                   15,038            --            --
                                                                 ------------- ------------- -------------
         Total                                                  $  17,803,111 $  17,587,087 $  17,394,515
                                                                 ============= ============= =============

   7.   Sale of Receivables

        During the second quarter of 2001, $92.9 million of automobile loans were sold in securitization transactions and gains of $2.1 million were recognized. Other income associated with auto securitizations amounted to $0.7 million.

        Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the second quarter were as follows (rate per annum):

        Prepayment speed                                        25.0 %
        Weighted average life (in months)                       30.2
        Expected credit losses                                  0.18 %
        Residual cash flow discount rate                        12.0 %
        Variable returns to transferees                         Forward one month LIBOR yield curve

        At June 30, 2001, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                                                                                 Total
                                                                Securitized     Portfolio       Managed
                                                                -----------   ------------   ------------
        Loan balances                                          $   302,183   $    280,730   $    582,913
        Principal amounts of loans 60 days or more past due            461            871          1,332
        Net credit losses                                              136            416            552

   8.   The Corporation's deposit liabilities consists of the following
        ($000's)

                                                                    June 30,   December 31,     June 30,
                                                                      2001         2000           2000
                                                                 ------------- ------------- -------------
         Noninterest bearing demand                             $   2,943,114 $   3,129,834 $   2,805,295

         Savings and NOW                                            7,129,347     7,486,094     6,920,968
         CD's $100,000 and over                                     2,355,617     2,663,050     2,272,079
         Other time deposits                                        3,143,204     3,532,310     3,420,918
         Foreign deposits                                             671,656     2,437,339     1,487,179
         Fair value hedging instruments                                 6,715             0             0
                                                                 ------------- ------------- -------------
                                                                $  16,249,653 $  19,248,627 $  16,906,439
                                                                 ============= ============= =============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

   9.   Comprehensive Income

        The following tables present the Corporation's comprehensive income ($000's):

                                                                    Three Months Ended June 30, 2001
                                                              -----------------------------------------
                                                                Before-Tax  Tax (Expense)   Net-of-Tax
                                                                  Amount       Benefit        Amount
                                                              ------------- ------------- -------------
    Net income                                                                            $     59,683

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                            $       3,206  $       (353)        2,853
        Reclassification for securities
          transactions included in net income                       (3,072)        1,075        (1,997)
                                                              -------------  ------------  ------------
            Unrealized gains (losses)                                  134           722           856

    Net gains (losses) on derivatives
      hedging variability of cash flows:
      Arising during the period                                      5,082        (1,780)        3,302
      Reclassification adjustments for
        hedging activities included in net income                    1,871          (654)        1,217
                                                              -------------  ------------  ------------
            Net gains (losses)                               $       6,953  $     (2,434)        4,519
                                                              -------------  ------------  ------------
    Other comprehensive income                                                                   5,375
                                                                                           ------------
    Total comprehensive income                                                            $     65,058
                                                                                           ============

                                                                    Three Months Ended June 30, 2000
                                                              -----------------------------------------
                                                                Before-Tax  Tax (Expense)   Net-of-Tax
                                                                  Amount       Benefit        Amount
                                                              ------------- ------------- -------------
    Net income                                                                            $     90,747

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                            $      (9,135) $      3,193        (5,942)
        Reclassification for securities
          transactions included in net income                        1,159          (406)          753
                                                              -------------  ------------  ------------
            Unrealized gains (losses)                               (7,976)        2,787        (5,189)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
      Arising during the period                                        N/A           N/A           N/A
      Reclassification adjustments for
        hedging activities included in net income                      N/A           N/A           N/A
                                                              -------------  ------------  ------------
            Net gains (losses)                               $         N/A  $        N/A           N/A
                                                              -------------  ------------  ------------
    Other comprehensive income                                                                  (5,189)
                                                                                           ------------
    Total comprehensive income                                                            $     85,558
                                                                                           ============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

                                                                     Six Months Ended June 30, 2001
                                                              -----------------------------------------
                                                                Before-Tax  Tax (Expense)   Net-of-Tax
                                                                  Amount       Benefit        Amount
                                                              ------------- ------------- -------------
    Net income                                                                            $    145,849

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                            $      57,576  $    (20,359)       33,217
        Reclassification for securities
          transactions included in net income                       (3,072)        1,075        (1,997)
                                                              -------------  ------------  ------------
            Unrealized gains (losses)                               54,504       (19,284)       35,220

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Adoption of SFAS 133                                       (15,665)        5,483       (10,182)
        Arising during the period                                     (213)           74          (139)
        Reclassification adjustments for
          hedging activities included in net income                  2,918        (1,021)        1,897
                                                              -------------  ------------  ------------
            Net gains (losses)                               $     (12,960)  $     4,536        (8,424)
                                                              -------------  ------------  ------------
    Other comprehensive income                                                                  26,796
                                                                                           ------------
    Total comprehensive income                                                            $    172,645
                                                                                           ============

                                                                     Six Months Ended June 30, 2000
                                                              -----------------------------------------
                                                                Before-Tax  Tax (Expense)   Net-of-Tax
                                                                  Amount       Benefit        Amount
                                                              ------------- ------------- -------------
    Net income                                                                            $    179,183

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                            $     (40,344) $     14,127       (26,217)
        Reclassification for securities
          transactions included in net income                       13,415        (4,695)        8,720
                                                              -------------  ------------  ------------
            Unrealized gains (losses)                              (26,929)        9,432       (17,497)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                                      N/A           N/A           N/A
        Reclassification adjustments for
          hedging activities included in net income                    N/A           N/A           N/A
                                                              -------------  ------------  ------------
             Net gains (losses)                              $         N/A  $        N/A           N/A
                                                              -------------  ------------  ------------
    Other comprehensive income                                                                 (17,497)
                                                                                           ------------
    Total comprehensive income                                                            $    161,686
                                                                                           ============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

  10.   Derivative Financial Instruments and Hedging Activities

        TRADING INSTRUMENTS

        The Corporation enters into interest rate swaps as part of its trading activities which enable its customers to manage their exposures to interest rate risk. The Corporation's market risk from unfavorable movements in interest rates is generally minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indices.

        At June 30, 2001, interest rate swaps designated as trading consisted of $309.9 million in notional amount of receive fixed/pay floating with an aggregate positive fair value of $1.3 million and $309.9 million in notional amount of pay fixed/receive floating with an aggregate negative fair value of $1.1 million.

        Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

        FAIR VALUE HEDGES

        The following table presents information with respect to the Corporation's fair value hedges.

        Fair Value Hedges
        June 30, 2001                                                          Weighted
                                                        Notional      Fair      Average
                Hedged                Hedging            Amount      Value     Remaining
                 Item                Instrument        ($ in mil)  ($ in mil) Term (Yrs)
        ---------------------------------------------------------------------------------
        Callable CDs           Receive Fixed Swap    $     310.2 $      (5.9)        6.7

        Equity Index CDs       Receive Fixed Swap           14.3        (0.8)        3.8

        Long-term Borrowings   Receive Fixed Swap          200.0        11.2        25.4
                                                      ----------- -----------
                                                     $     524.5 $       4.5
                                                      =========== ===========

        The following table presents the Corporation's fair value hedges' impact to net income.

        Fair Value Hedges                   Three Months Ended June 30, 2001
                                         Impact to Net Interest Income ($000's)
                               ----------------------------------------------------------
                                                  Components
                Hedged                           Excluded from     Net
                 Item           Ineffectiveness Ineffectiveness Settlement      Total
        ---------------------------------------------------------------------------------
        Callable CDs          $         (159)  $           --  $     1,865 $       1,706

        Equity Index CDs                  --               --         (167)         (167)

        Long-term Borrowings              --               --        1,789         1,789

        CMO's (Prepay Option)           (269)              --          167          (102)
                               ---------------  --------------  -----------  ------------
                              $         (428)  $           --  $     3,654  $      3,226
                               ===============  ==============  ===========  ============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

        CASH FLOW HEDGES

        The following table summarizes the Corporation's cash flow hedges at June 30, 2001.

        Cash Flow Hedges
        June 30, 2001                                                          Weighted
                                                     Notional       Fair       Average
                Hedged               Hedging          Amount        Value     Remaining
                 Item              Instrument       ($ in mil)   ($ in mil)   Term (Yrs)
        ---------------------------------------------------------------------------------
        Variable Rate Loans    Pay Fixed Swap     $      683.7 $       14.9          1.5

        Commercial Paper       Pay Fixed Swap            200.0        (14.0)         5.4

        Fed Funds Purchased    Pay Fixed Swap            500.0         (5.2)         2.6

        Variable Rate Loans    Interest Rate Floor        25.0          0.1          0.5
                                                   ------------ -------------
                                                  $    1,408.7 $       (4.2)
                                                   ============ =============

        The following table presents the Corporation's cash flow hedges' impact to net income.

        Cash Flow Hedges                   Three Months Ended June 30, 2001
                                         Impact to Net Interest Income ($000's)            Estimated
                                ------------------------------------------------------    Reclass From
                                                  Components       Reclass                AOCI in Next
                Hedged                           Excluded from       From                   12 Months
                 Item           Ineffectiveness Ineffectiveness      AOCI       Total       ($000's)
        ---------------------------------------------------------------------------------------------
        Variable Rate Loans   $             --  $            --  $   1,127  $   1,127  $      11,481

        Commercial Paper                 1,123               --     (1,505)      (382)        (6,614)

        Fed Funds Purchased                 --               --     (1,522)    (1,522)        (4,749)

        Variable Rate Loans                 32               --         29         61            178
                               ----------------  ---------------  ---------  ---------  -------------
                              $          1,155  $            --  $  (1,871) $    (716) $         296
                               ================  ===============  =========  =========  =============

        For the three and six months ended June 30, 2000, the effect on net interest income resulting from derivative financial instruments was a negative $0.4 million and a negative $0.5 million, respectively.

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

  11.   Acquisitions

                The Corporation, through its Metavante Subsidiary, completed the following acquisitions during the second quarter of 2001:

                Derivion Corporation, a privately held company based in Atlanta with operations in Toronto, Canada and London, is a provider of e-bill presentment and payment technology.

                CyberBills, Inc. is also a privately held company. Based in San Jose, California with operations in Henderson, Nevada, CyberBills is an electronic bill presentment and payment application service provider.

                In conjunction with these acquisitions, Metavante incurred approximately $7.2 million of charges to write-off other technologies replaced by these acquisitions. The Corporation estimates that an addition $7 million of nonrecurring charges will be incurred in the third and fourth quarters of 2001.

        On August 1, 2001, the Corporation completed its merger with National City Bancorporation which will be included in the Corporation's financial statements beginning in the third quarter of 2001.

  12.   Segments

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

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

        Based on the way the Corporation organizes its segments and the requirements of Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", the Corporation has determined that it has two reportable segments. Information with respect to M&I's segments is as follows:

                                     Banking
                                     -------
        Banking consists of two banks headquartered in Wisconsin, with branches in Wisconsin, Arizona. Nevada and Florida, one federally chartered thrift headquartered in Nevada and an operational support subsidiary which, beginning in the third quarter of 2000, includes item processing. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the internet. Intrasegment revenues, expenses and assets have been eliminated in the following information and prior periods have been restated to include the item processing line of business. ($ in millions):

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                            ------------------------------  ------------------------------
                                                  2001             2000           2001             2000
                                            -------------    -------------  -------------    -------------
        Revenue:
          Net interest income              $       388.3    $       338.2  $       200.8    $       167.3
          Other revenues:
            Unaffiliated customers                 140.7            134.4           72.1             76.5
            Affiliated customers                    14.7              9.1            6.7              4.5
                                            -------------    -------------  -------------    -------------
        Total revenues                             543.7            481.7          279.6            248.3

        Expenses:
          Intersegment charges                      35.9             26.9           20.2             17.1
          Other operating expense                  229.1            210.8          115.0            104.3
                                            -------------    -------------  -------------    -------------
        Total expenses                             265.0            237.7          135.2            121.4
        Provision for loan and lease losses         21.4             15.3           10.6              9.5
        Income tax expense                          83.2             72.1           43.2             36.7
                                            -------------    -------------  -------------    -------------
        Operating income                   $       174.1    $       156.6  $        90.6    $        80.7
                                            =============    =============  =============    =============
        Identifiable assets                $    24,923.7    $    24,149.1  $    24,923.7    $    24,149.1
                                            =============    =============  =============    =============
        Return on tangible equity                   19.1%            19.6%          19.4%            19.7%
                                            =============    =============  =============    =============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

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

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                            ------------------------------  ------------------------------
                                                  2001             2000           2001             2000
                                            -------------    -------------  -------------    -------------
        Banking revenues:
          Commercial Banking               $       215.0    $       200.2  $       108.0    $       101.6
          Retail Banking                           218.4            201.0          114.0            105.9
          Investments and Other                    110.3             80.5           57.6             40.8
                                            -------------    -------------  -------------    -------------
        Total banking revenues             $       543.7    $       481.7  $       279.6    $       248.3
                                            =============    =============  =============    =============

        Percent of total banking revenue:
          Commercial Banking                        39.5%            41.6%          38.6%            40.9%
          Retail Banking                            40.2             41.7           40.8             42.7
          Investments and Other                     20.3             16.7           20.6             16.4
                                            -------------    -------------  -------------    -------------
        Total banking revenues                     100.0%           100.0%         100.0%           100.0%
                                            =============    =============  =============    =============

        Operating banking income
          Commercial Banking               $        95.7    $        83.0  $        48.4    $        42.8
          Retail Banking                            44.3             53.7           19.7             29.3
          Investments and Other                     34.1             19.9           22.5              8.6
                                            -------------    -------------  -------------    -------------
        Total operating banking income     $       174.1    $       156.6  $        90.6    $        80.7
                                            =============    =============  =============    =============

        Percent of total operating banking income:
          Commercial Banking                        55.0%            53.0%          53.4%            53.0%
          Retail Banking                            25.5             34.3           21.8             36.4
          Investments and Other                     19.5             12.7           24.8             10.6
                                            -------------    -------------  -------------    -------------
        Total operating banking income             100.0%           100.0%         100.0%           100.0%
                                            =============    =============  =============    =============

        Banking return on tangible equity
          Commercial Banking                        23.5%            22.4%          23.3%            22.8%
          Retail Banking                            16.0             21.0           14.3             22.7
                                            -------------    -------------  -------------    -------------
        Total banking return
          on tangible equity                        19.1%            19.6%          19.4%            19.7%
                                            =============    =============  =============    =============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

                                   Data Services
                                   -------------
        Data Services includes Metavante and its nonbank subsidiaries. Metavante provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Metavante derives revenue from the Corporation's credit card merchant operations. The majority of Metavante revenue is derived from internal and external processing. Intrasegment revenues, expenses and assets have been eliminated in the following information and prior periods have been restated to exclude the item processing business. ($ in millions):

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                            ------------------------------  ------------------------------
                                                  2001             2000           2001             2000
                                            -------------    -------------  -------------    -------------
        Revenue:
          Net interest expense             $        (1.5)   $        (2.3) $        (0.9)   $        (1.1)
          Other revenues:
            Unaffiliated customers                 268.9            256.1          137.3            126.9
            Affiliated customers                    31.7             30.1           15.7             15.0
                                            -------------    -------------  -------------    -------------
        Total revenues                             299.1            283.9          152.1            140.8

        Expenses:
          Intersegment charges                       8.2              2.1            5.0              1.4
          Other operating expense                  256.3            243.6          127.2            120.4
                                            -------------    -------------  -------------    -------------
        Total expenses                             264.5            245.7          132.2            121.8
        Income tax expense                          14.4             16.0            8.2              8.0
                                            -------------    -------------  -------------    -------------
        Operating income                   $        20.2    $        22.2  $        11.7    $        11.0
                                            =============    =============  =============    =============
        Identifiable assets                $       687.8    $       558.6  $       687.8    $       558.6
                                            =============    =============  =============    =============
        Return on equity                            14.1%            17.9%          16.2%            17.4%
                                            =============    =============  =============    =============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

                                     All Others
                                     ----------
        M&I's primary other operating segments includes Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provides investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Florida and Arizona. Capital Markets Group provide venture capital and advisory services. Intrasegment revenues, expenses and assets for the entities that comprise Trust Services and Capital Markets Group have been eliminated in the following information. ($ in millions):

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                            ------------------------------  ------------------------------
                                                  2001             2000           2001             2000
                                            -------------    -------------  -------------    -------------
        Revenue:
          Net interest income              $        12.5    $        10.4  $         7.0    $         5.4
          Other revenues:
            Unaffiliated customers                  90.7             94.1           43.5             41.2
            Affiliated customers                     9.7              7.1            6.1              4.0
                                            -------------    -------------  -------------    -------------
        Total revenues                             112.9            111.6           56.6             50.6

        Expenses:
          Intersegment charges                      14.5             15.2            7.1              7.8
          Other operating expense                   56.1             52.5           27.2             26.5
                                            -------------    -------------  -------------    -------------
        Total expenses                              70.6             67.7           34.3             34.3
        Provision for loan and lease losses          0.4              0.1            0.2              0.1
        Income tax expense                          16.7             17.5            8.8              6.4
                                            -------------    -------------  -------------    -------------
        Operating income                   $        25.2    $        26.3  $        13.3    $         9.8
                                            =============    =============  =============    =============
        Identifiable assets                $       750.6    $       724.2  $       750.6    $       724.2
                                            =============    =============  =============    =============
        Return on tangible equity                   21.0%            24.2%          21.4%            17.9%
                                            =============    =============  =============    =============

        Total Revenues by type in All Others consist of the following:

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                            ------------------------------  ------------------------------
                                                  2001             2000           2001             2000
                                            -------------    -------------  -------------    -------------
        All Others Revenues:
          Trust Services                   $        61.3    $        59.1  $        31.0    $        30.6
          Residential Mortgage Banking              18.5             12.5           11.1              6.8
          Capital Markets                           10.9             18.6            3.8              2.8
          Brokerage and Insurance                   10.5             12.0            5.0              5.6
          Commercial Leasing                         6.4              5.0            3.5              2.6
          Commercial Mortgage Banking                1.3              0.8            0.7              0.4
          Others                                     4.0              3.6            1.5              1.8
                                            -------------    -------------  -------------    -------------
        Total All Others revenues          $       112.9    $       111.6  $        56.6    $        50.6
                                            =============    =============  =============    =============

                           MARSHALL & ILSLEY CORPORATION
                           Notes to Financial Statements
                          June 30, 2001 & 2000 (Unaudited)

        Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                            ------------------------------  ------------------------------
                                                  2001             2000           2001             2000
                                            -------------    -------------  -------------    -------------
        Revenues:
          Banking                          $       543.7    $       481.7  $       279.6    $       248.3
          Data Services                            299.1            283.9          152.1            140.8
          All Others                               112.9            111.6           56.6             50.6
          Corporate overhead                       (11.2)            (9.3)          (4.2)            (5.1)
          Nonrecurring securities losses           (16.1)              --          (16.1)              --
          Intersegment eliminations                (56.6)           (46.9)         (28.9)           (24.1)
                                            -------------    -------------  -------------    -------------
        Consolidated revenues              $       871.8    $       821.0  $       439.1    $       410.5
                                            =============    =============  =============    =============

        Expenses:
          Banking                          $       265.0    $       237.7  $       135.2    $       121.4
          Data Services                            264.5            245.7          132.2            121.8
          All Others                                70.6             67.7           34.3             34.3
          Corporate overhead                        38.0             30.8           23.9             13.6
          Nonrecurring                              51.8               --           45.9               --
          Intersegment eliminations                (56.6)           (46.9)         (28.9)           (24.1)
                                            -------------    -------------  -------------    -------------
        Consolidated expenses              $       633.3    $       535.0  $       342.6    $       267.0
                                            =============    =============  =============    =============

        Net income (loss):
          Operating income:
            Banking                        $       174.1    $       156.6  $        90.6    $        80.7
            Data Services                           20.2             22.2           11.7             11.0
            All Others                              25.2             26.3           13.3              9.8
          Corporate overhead                       (30.4)           (23.6)         (17.6)           (10.7)
          Nonrecurring                             (43.3)            (2.3)         (38.3)              --
                                            -------------    -------------  -------------    -------------
        Consolidated net income            $       145.8    $       179.2  $        59.7    $        90.8
                                            =============    =============  =============    =============

        Assets:
          Banking                          $    24,923.7    $    24,149.1  $    24,923.7    $    24,149.1
          Data Services                            687.8            558.6          687.8            558.6
          All Others                               750.6            724.2          750.6            724.2
          Corporate overhead                       241.6            288.8          241.6            288.8
          Intersegment eliminations               (708.0)          (501.0)        (708.0)          (501.0)
                                            -------------    -------------  -------------    -------------
        Consolidated assets                $    25,895.7    $    25,219.7  $    25,895.7    $    25,219.7
                                            =============    =============  =============    =============

                       MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                 ($000's)

                                                                 Three Months Ended June 30,
                                                                -----------------------------
                                                                     2001            2000
                                                                -------------   -------------
        Assets
        Cash and due from banks                                $     602,661   $     614,749

        Investment securities:
          Trading securities                                          30,272          38,874
          Short-term investments                                     402,889         279,762
          Other investment securities:
            Taxable                                                4,095,798       4,018,607
            Tax-exempt                                             1,267,049       1,333,331
                                                                -------------   -------------
        Total investment securities                                5,796,008       5,670,574

        Loans and leases:
          Commercial                                               5,328,255       5,013,395
          Real estate                                             10,309,199       9,918,905
          Personal                                                 1,180,966       1,350,883
          Lease financing                                          1,050,144         876,449
                                                                -------------   -------------
        Total loans and leases                                    17,868,564      17,159,632
          Less: Allowance for loan and lease losses                  245,020         234,395
                                                                -------------   -------------
        Net loans and leases                                      17,623,544      16,925,237

        Premises and equipment, net                                  385,000         371,908
        Accrued interest and other assets                          1,580,144       1,454,088
                                                                -------------   -------------
        Total Assets                                           $  25,987,357   $  25,036,556
                                                                =============   =============

        Liabilities and Shareholders' Equity
        Deposits:
          Noninterest bearing                                  $   2,727,725   $   2,618,845
          Interest bearing                                        14,471,737      14,573,829
                                                                -------------   -------------
        Total deposits                                            17,199,462      17,192,674

        Funds purchased and security repurchase agreements         2,343,424       1,862,392
        Other short-term borrowings                                1,591,153       1,944,267
        Long-term borrowings                                       1,697,154       1,309,830
        Accrued expenses and other liabilities                       814,578         629,156
                                                                -------------   -------------
        Total liabilities                                         23,645,771      22,938,319

        Shareholders' equity                                       2,341,586       2,098,237
                                                                -------------   -------------
        Total Liabilities and Shareholders' Equity             $  25,987,357   $  25,036,556
                                                                =============   =============

                       MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                 ($000's)

                                                                   Six Months Ended June 30,
                                                                -----------------------------
                                                                     2001            2000
                                                                -------------   -------------

        Assets
        Cash and due from banks                                $     607,625   $     622,431

        Investment securities:
          Trading securities                                          30,097          40,214
          Short-term investments                                     360,716         257,098
          Other investment securities:
            Taxable                                                4,291,126       4,075,637
            Tax-exempt                                             1,280,329       1,337,611
                                                                -------------   -------------
        Total investment securities                                5,962,268       5,710,560

        Loans and leases:
          Commercial                                               5,293,561       4,955,041
          Real estate                                             10,207,841       9,759,153
          Personal                                                 1,177,455       1,332,301
          Lease financing                                          1,064,838         850,874
                                                                -------------   -------------
        Total loans and leases                                    17,743,695      16,897,369
          Less: Allowance for loan and lease losses                  241,425         231,429
                                                                -------------   -------------
        Net loans and leases                                      17,502,270      16,665,940

        Premises and equipment, net                                  385,706         372,104
        Accrued interest and other assets                          1,552,615       1,447,700
                                                                -------------   -------------
        Total Assets                                           $  26,010,484   $  24,818,735
                                                                =============   =============

        Liabilities and Shareholders' Equity
        Deposits:
          Noninterest bearing                                  $   2,692,949   $   2,613,962
          Interest bearing                                        14,744,553      14,498,268
                                                                -------------   -------------
        Total deposits                                            17,437,502      17,112,230

        Funds purchased and security repurchase agreements         2,131,319       2,306,975
        Other short-term borrowings                                1,675,081       1,543,886
        Long-term borrowings                                       1,654,637       1,160,157
        Accrued expenses and other liabilities                       799,996         607,185
                                                                -------------   -------------
        Total liabilities                                         23,698,535      22,730,433

        Shareholders' equity                                       2,311,949       2,088,302
                                                                -------------   -------------
        Total Liabilities and Shareholders' Equity             $  26,010,484   $  24,818,735
                                                                =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                 Three Months Ended June 30, 2001 and 2000
                 -----------------------------------------
Net income for the second quarter of 2001 amounted to $59.7 million compared to $90.7 million for the same period in the prior year. Basic and diluted earnings per share were $.57 and $.55 respectively for the three months ended June 30, 2001, compared with $.86 and $.83 respectively for the three months ended June 30, 2000. The return on average assets and average equity were 0.92% and 10.22% for the quarter ended June 30, 2001 and 1.46% and 17.39% for the quarter ended June 30, 2000.

Net income for the current quarter includes certain losses and expenses incurred in connection with the previously announced structural changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual value write-downs and the final charge for the charter consolidation initiative announced a year ago. The impact of these items is shown in the following table ($000's):

                                                                         Three Months ended June 30,
                                                          Pre-tax     --------------------------------
                                                           Effect           2001             2000
                                                      --------------- ---------------  ---------------
        Income as Reported                                           $        59,683  $        90,747

        Nonrecurring Losses and Expenses:
          Metavante Subsidiary
            Reduction in force and realignment       $        11,028
            Investment losses                                 12,706
            Acquisition related                                7,194
                                                      ---------------
          Metavante Subsidiary                                30,928          18,587               --
          Auto Lease Residual Value Write-downs               25,000          15,843               --
          Charter Consolidations                               5,972           3,940               --
                                                      --------------- ---------------  ---------------
        Total Nonrecurring Losses and Expenses       $        61,900          38,370               --
                                                      =============== ---------------  ---------------
        Operating Income                                             $        98,053  $        90,747
                                                                      ===============  ===============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the current quarter and previous four quarters. Operating income for the second quarter of 2001 excludes the items discussed above. Operating income for the first quarter of 2001 excludes expenses associated with charter consolidations and the cumulative effect of the change in accounting for derivatives and hedging activities while operating income in the third and fourth quarters of 2000 excludes certain nonrecurring losses and expenses associated with balance sheet restructuring, charter consolidations and the withdrawn Metavante IPO. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

 Summary Consolidated Operating Income Statements and Financial Statistics
 -------------------------------------------------------------------------
                       ($000's except per share data)
                       ------------------------------

                                                        2001                            2000
                                               ----------------------   -----------------------------------
                                                 Second      First         Fourth      Third       Second
                                                Quarter     Quarter       Quarter     Quarter     Quarter
                                               ----------------------   -----------------------------------
      Interest income                         $  431,447 $   452,434   $   457,503 $   443,265 $   432,589
      Interest expense                          (230,213)   (266,655)     (282,738)   (279,200)   (267,534)
                                               ---------- -----------   ----------- ----------- -----------
      Net interest income                        201,234     185,779       174,765     164,065     165,055

      Provision for loan and lease losses        (10,737)    (11,063)       (8,979)     (5,938)     (9,616)

      Net investment securities gains (losses)      (119)       (123)         (120)       (110)      1,281

      Other income                               254,053     247,084       249,543     247,560     244,142

      Other expense                             (296,713)   (284,796)     (282,262)   (271,542)   (266,981)
                                               ---------- -----------   ----------- ----------- -----------
      Income before taxes                        147,718     136,881       132,947     134,035     133,881
      Income tax provision                       (49,665)    (45,754)      (43,230)    (43,578)    (43,134)
                                               ---------- -----------   ----------- ----------- -----------
      Operating income                        $   98,053 $    91,127   $    89,717 $    90,457 $    90,747
                                               ========== ===========   =========== =========== ===========
      Cash operating income                   $  102,802 $    95,828   $    94,663 $    95,606 $    95,307
                                               ========== ===========   =========== =========== ===========

      Per Common Share
        Operating income
          Basic                               $     0.94 $      0.88   $      0.86 $      0.86 $      0.86
          Diluted                                   0.91        0.85          0.83        0.83        0.83
        Cash Operating income
          Basic                               $     0.99 $      0.92   $      0.90 $      0.91 $      0.91
          Diluted                                   0.95        0.89          0.87        0.88        0.88
      Dividends                                    0.290       0.265         0.265       0.265       0.265

      Return on Average Equity
        Operating income                           16.80%      16.20%        15.92%      16.57%      17.39%
        Cash Operating income                      20.15       19.60         19.40       20.45       21.52

         Summary Consolidated Operating Income Statement Components
         ----------------------------------------------------------
                      as a Percent of Average Total Assets
                      ------------------------------------

                                                        2001                            2000
                                               ----------------------   -----------------------------------
                                                 Second      First         Fourth      Third       Second
                                                Quarter     Quarter       Quarter     Quarter     Quarter
                                               ----------------------   -----------------------------------
      Interest income (FTE)                         6.78%       7.16%         7.27%       7.16%       7.08%
      Interest expense                             (3.55)      (4.15)        (4.42)      (4.43)      (4.30)
                                               ---------- -----------   ----------- ----------- -----------
      Net interest income                           3.23        3.01          2.85        2.73        2.78

      Provision for loan and lease losses          (0.17)      (0.17)        (0.14)      (0.10)      (0.15)

      Net investment securities gains (losses)      0.00        0.00          0.00        0.00        0.02

      Other income                                  3.92        3.85          3.90        3.93        3.91

      Other expense                                (4.58)      (4.45)        (4.41)      (4.31)      (4.28)
                                               ---------- -----------   ----------- ----------- -----------
      Income before taxes                           2.40        2.24          2.20        2.25        2.28
      Income tax provision                         (0.89)      (0.82)        (0.80)      (0.81)      (0.82)
                                               ---------- -----------   ----------- ----------- -----------
      Return on average assets
        based on operating income                   1.51%       1.42%         1.40%       1.44%       1.46%
                                               ========== ===========   =========== =========== ===========
      Return on tangible average assets
        based on cash operating income              1.61%       1.51%         1.50%       1.54%       1.55%
                                               ========== ===========   =========== =========== ===========

                               NET INTEREST INCOME
                               -------------------
Net interest income for the second quarter of 2001 amounted to $201.2 million compared to $165.1 million reported for the second quarter of 2000. The reduction in interest rates of 275 basis points since early January along with continued loan growth and increased spreads in loan products contributed to the $36.1 million increase in net interest income. Factors negatively affecting net interest income included the continued reliance on higher-cost wholesale funding sources, reduced spreads due to an adverse shift in the mix of bank-issued deposit types and the ongoing process of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements.

Average earning assets in the second quarter of 2001 increased $0.8 billion or 3.7% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), accounted for $1.0 billion of the growth in earning assets compared to the second quarter of last year. Average investment securities, excluding securitized ARMs, declined $0.3 billion while other earning assets increased $0.1 billion for the three months ended June 30, 2001 compared with the same period in the prior year.

Average interest bearing liabilities increased $0.4 billion or 2.1% in the second quarter of 2001 compared to the same period in 2000. Since the second quarter of 2000, average interest bearing deposits decreased $0.1 billion while average total short-term borrowings increased $0.1 billion and average long-term borrowings increased $0.4 billion.

Average noninterest bearing deposits increased $0.1 billion or 4.2% compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

         Consolidated Average Loans, Leases and Securitized ARMs
         -------------------------------------------------------

                                             2001                      2000                 Growth Pct.
                                     -------------------  -----------------------------  ----------------
                                       Second    First      Fourth    Third     Second             Prior
                                      Quarter   Quarter    Quarter   Quarter   Quarter   Annual   Quarter
                                     --------- ---------  --------- --------- --------- -------- --------
      Commercial                    $   5,328 $   5,258  $   5,042 $   4,950 $   5,013     6.3 %    1.3 %

      Real Estate
        Construction
          Commercial                      538       495        469       450       407    32.3      8.7
          Residential                     122       126        123       117       112     9.5     (2.9)
                                     --------- ---------  --------- --------- --------- -------- --------
        Total Construction                660       621        592       567       519    27.4      6.3

        Commercial Mortgages            4,625     4,429      4,300     4,219     4,159    11.2      4.4

        Residential
          Residential mortgages         2,384     2,409      2,740     3,168     3,011   (20.8)    (1.0)
          Home equity loans and lines   2,641     2,647      2,462     2,261     2,230    18.4     (0.2)
          Securitized ARM loans           734       828        523       375       403    82.0    (11.4)
                                     --------- ---------  --------- --------- --------- -------- --------
        Total Residential               5,759     5,884      5,725     5,804     5,644     2.0     (2.1)
                                     --------- ---------  --------- --------- --------- -------- --------
      Total Real Estate                11,044    10,934     10,617    10,590    10,322     7.0      1.0

      Personal
        Student                           133       134        119       108       254   (47.7)    (0.9)
        Credit card                       184       190        187       171       153    20.0     (3.3)
        Other                             864       850        852       883       944    (8.4)     1.7
                                     --------- ---------  --------- --------- --------- -------- --------
      Total Personal                    1,181     1,174      1,158     1,162     1,351   (12.6)     0.6

      Lease financing
        Commercial                        382       385        377       360       341    12.1     (0.8)
        Personal                          668       695        698       616       536    24.8     (3.8)
                                     --------- ---------  --------- --------- --------- -------- --------
      Total Lease Financing             1,050     1,080      1,075       976       877    19.8     (2.7)
                                     --------- ---------  --------- --------- --------- -------- --------
      Total Consolidated Average
        Loans, Leases and ARMs      $  18,603 $  18,446  $  17,892 $  17,678 $  17,563     5.9 %    0.8 %
                                     ========= =========  ========= ========= ========= ======== ========

      Total Consolidated Average
        Loans, Leases and ARMs
          Commercial Banking        $  10,873 $  10,567  $  10,188 $   9,979 $   9,920     9.6 %    2.9 %
          Retail Banking                7,730     7,879      7,704     7,699     7,643     1.1     (1.9)
                                     --------- ---------  --------- --------- --------- -------- --------
      Total Consolidated Average
        Loans, Leases and ARMs      $  18,603 $  18,446  $  17,892 $  17,678 $  17,563     5.9 %    0.8 %
                                     ========= =========  ========= ========= ========= ======== ========
      Total Consolidated Average
        Loans and Leases            $  17,869 $  17,618  $  17,369 $  17,303 $  17,160     4.1 %    1.4 %
                                     ========= =========  ========= ========= ========= ======== ========

Compared with the second quarter of 2000, total consolidated average loans, leases and securitized ARMs increased $1.0 billion or 5.9%. The increase was almost entirely attributable to commercial banking. Total loan growth in commercial banking amounted to $953 million or 9.6% and was driven by commercial loan growth of $315 million and commercial real estate loan growth of $597 million of which, $131 million was attributable to commercial construction loan growth. Retail banking loan growth amounted to $87 million or 1.1%. Loan growth in retail banking was generally adversely affected by increased prepayment activity. Home equity loans and lines increased $411 million. In the fourth quarter of 2000, the Corporation acquired $341 million of home equity loans and lines related to its private-label banking services. Personal lease financing receivables increased $132 million. Residential mortgages decreased $627 million or 20.8% while securitized ARM loans increased $331 million. In addition to the ongoing sale of residential mortgage production in the secondary market, late in the third quarter of 2000, the Corporation sold $300.8 million of portfolio ARM loans and late in the fourth quarter of 2000, securitized $511 million of ARM loans. The decline in average student loans of $121 million reflects the sale of approximately $150 million of such loans late in the second quarter of 2000. Also, late in the second quarter of 2001, approximately $46 million of student loans were sold. Average other personal loans decreased $80 million or 8.4%. Beginning in the third quarter of 2000, the Corporation began securitizing indirect auto loans. Indirect auto loans securitized and sold in 2000 amounted to $223 million and for the six months ended June 30, 2001 amounted to $161 million. The Corporation anticipates that indirect auto loan origination will continue to be securitized and sold in future quarters.

Generally, the Corporation sells residential real estate loan production in the secondary market. Residential real estate loans originated and sold to investors amounted to $1.0 billion in the first half of 2001 compared to $215 million in the first six months of the prior year.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):
Consolidated Average Deposits

                       Consolidated Average Deposits
                       -----------------------------

                                             2001                      2000                 Growth Pct.
                                     -------------------  -----------------------------  ----------------
                                       Second    First      Fourth    Third     Second             Prior
                                      Quarter   Quarter    Quarter   Quarter   Quarter   Annual   Quarter
                                     --------- ---------  --------- --------- --------- -------- --------
      Noninterest bearing deposits
        Commercial                  $   1,779 $   1,639  $   1,716 $   1,694 $   1,677     6.1 %    8.5 %
        Personal                          601       583        582       572       591     1.7      3.1
        Other                             347       436        428       373       351    (1.0)   (20.2)
                                     --------- ---------  --------- --------- --------- -------- --------
      Total noninterest
        bearing deposits                2,727     2,658      2,726     2,639     2,619     4.2      2.6

      Interest bearing deposits
        Savings & NOW                   1,719     1,720      1,760     1,826     1,880    (8.6)    (0.1)
        Money market                    5,590     5,873      5,558     5,248     5,092     9.8     (4.8)
        Other CDs & time deposits       3,202     3,397      3,452     3,394     3,399    (5.8)    (5.8)
        CDs greater than $100,000         750       820        856       874       852   (12.0)    (8.5)
        Foreign Time                    1,471     1,415      2,042     1,951     2,112   (30.3)     3.9
        Brokered CDs                    1,740     1,795      1,780     1,653     1,239    40.5     (3.1)
                                     --------- ---------  --------- --------- --------- -------- --------
      Total interest
        bearing deposits               14,472    15,020     15,448    14,946    14,574    (0.7)    (3.7)
                                     --------- ---------  --------- --------- --------- -------- --------
      Total consolidated
        average deposits            $  17,199 $  17,678  $  18,174 $  17,585 $  17,193     0.0 %   (2.7)%
                                     ========= =========  ========= ========= ========= ======== ========

      Bank issued deposits          $  14,298 $  14,182  $  14,125 $  13,715 $  13,572     5.4 %    0.8 %
      Wholesale deposits                2,901     3,496      4,049     3,870     3,621   (19.9)   (17.0)
                                     --------- ---------  --------- --------- --------- -------- --------
      Total consolidated
        average deposits            $  17,199 $  17,678  $  18,174 $  17,585 $  17,193     0.0 %   (2.7)%
                                     ========= =========  ========= ========= ========= ======== ========

Average bank issued deposits increased $726 million or 5.4% in the second quarter of 2001 compared to the second quarter of 2000. As part of its private-label banking services, the Corporation acquired $354 million of deposits late in 2000. Average money market index accounts accounted for approximately $1.1 billion of the growth in average bank issued deposits while savings and NOW declined $161 million and bank issued money market savings decreased $164 million. This shift in mix had an adverse impact on the interest margin. Noninterest bearing deposits, as previously discussed, increased $108 million. Average bank issued deposits were negatively impacted by the sale of three bank branches in 2000 all located in Illinois. Total deposits sold amounted to approximately $111 million. Approximately $90 million of the aforementioned deposit sales occurred in the second quarter of 2000.

The Corporation continues to have some reliance on wholesale deposits for funding. Compared with the second quarter of 2000, average wholesale deposits declined $720 million or 19.9% and were replaced, in part, with borrowings. The increase in Brokered CDs of $501 million was offset by a decrease in Eurodollar term and overnight funds, which are included in foreign time, of $787 million and a decrease in brokered money market funds
of $434 million.   The decrease in wholesale deposits reflects in part, M&I
electing during the current quarter to discontinue a contractual institutional relationship that would have repriced to levels above comparable funding alternatives.

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

                                             Three Months Ended                 Three Months Ended
                                                June 30, 2001                      June 30, 2000
                                     --------------------------------   --------------------------------
                                                            Average                            Average
                                      Average               Yield or     Average               Yield or
                                      Balance    Interest   Cost (b)     Balance    Interest   Cost (b)
                                     ---------- ---------- ----------   ---------- ---------- ----------
 Loans and leases (a)              $ 18,602.7 $    356.2       7.68 % $ 17,563.1 $    352.9       8.08 %

 Investment securities:
   Taxable                            3,361.7       56.1       6.86      3,615.2       58.5       6.34
   Tax Exempt (a)                     1,267.0       23.1       7.39      1,333.3       23.9       7.23

 Other short-term investments (a)       433.2        4.2       3.93        318.6        5.1       6.51
                                    ---------- ---------- ----------   ---------- ---------- ----------
 Total interest earning assets     $ 23,664.6 $    439.6       7.48 % $ 22,830.2 $    440.4       7.73 %
                                    ========== ========== ==========   ========== ========== ==========

 Money market savings              $  5,589.8 $     53.8       3.86 % $  5,092.1 $     66.0       5.21 %
 Regular savings & NOW                1,718.9        5.1       1.19      1,880.3        8.2       1.75
 Other CDs & time deposits            4,673.1       66.2       5.68      5,510.8       79.4       5.79
 CDs greater than
   $100 & Brokered CDs                2,489.9       30.8       4.96      2,090.6       32.0       6.17
                                    ---------- ---------- ----------   ---------- ---------- ----------
 Total interest bearing deposits     14,471.7      155.9       4.32     14,573.8      185.6       5.12

 Short-term borrowings                3,934.6       49.3       5.02      3,806.7       60.6       6.40
 Long-term borrowings                 1,697.2       25.0       5.90      1,309.8       21.3       6.56
                                    ---------- ---------- ----------   ---------- ---------- ----------
 Total interest
   bearing liabilities             $ 20,103.5 $    230.2       4.59 % $ 19,690.3 $    267.5       5.46 %
                                    ========== ========== ==========   ========== ========== ==========
 Net interest margin (FTE) as a
   percent of average earning assets          $    209.4       3.56 %            $    172.9       3.03 %
                                               ========== ==========              ========== ==========
 Net interest spread (FTE)                                     2.89 %                             2.27 %
                                                          ==========                         ==========

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets decreased 25 basis points since the second quarter of 2000, which had a negative impact on interest income (FTE) of approximately $15.4 million. The increase in the yield of taxable investment securities reflects the Corporation's realignment of its available for sale investment securities portfolio through the sale and purchase of approximately $1.6 billion of U.S. Government Agency securities during the third quarter of

2000. The increase in the volume of earning assets, primarily loans and securitized ARMs, increased interest income by approximately $14.5 million compared with the second quarter of 2000. The cost of interest bearing deposits decreased 80 basis points from the same quarter of the previous year which reflects, in part, less reliance on wholesale deposits offset by the adverse shift in the bank issued deposit mix as previously discussed. Short-term borrowing costs decreased 138 basis points and long-term borrowing costs decreased 66 basis points compared with the second quarter of 2000 which reflects, in part, the greater use of bank notes which were issued in the later part of 2000. The overall decrease in the cost of interest bearing liabilities of 87 basis points decreased interest expense by approximately $45.5 million while the increase in the volume of interest bearing liabilities increased interest expense by approximately $8.2 million.

In the recent declining interest rate environment, the Corporation has taken certain actions and will continue to take certain actions, such as issuing term debt, to lessen the amount of income at risk due to changes in interest rates. As a result, net interest income will not experience the same magnitude of benefit as it might have, absent the actions taken. In addition to continuing to seek less costly funding sources, the Corporation may, among other actions, continue to divest of lower yielding assets through sale or securitization in the future.

        PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
        ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of June 30, 2001 and the prior four quarters.

                         NONPERFORMING ASSETS
                         --------------------
                               ($000's)

                                                        2001                          2000
                                               ---------------------- -----------------------------------
                                                 Second      First       Fourth      Third       Second
                                                 Quarter     Quarter     Quarter     Quarter     Quarter
                                               ---------- ----------- ----------- ----------- -----------
      Nonaccrual                              $  137,355 $   130,640 $   121,425 $   116,682 $   119,584

      Renegotiated                                   249         560         614         658         421

      Past due 90 days or more                     7,166       7,080       7,371       7,295      10,069
                                               ---------- ----------- ----------- ----------- -----------
      Total nonperforming loans and leases       144,770     138,280     129,410     124,635     130,074

      Other real estate owned                      3,671       3,790       3,797       3,804       4,592
                                               ---------- ----------- ----------- ----------- -----------
      Total nonperforming assets              $  148,441 $   142,070 $   133,207 $   128,439 $   134,666
                                               ========== =========== =========== =========== ===========

      Allowance for loan and lease losses     $  244,486 $   240,348 $   235,115 $   232,690 $   234,119
                                               ========== =========== =========== =========== ===========

                        CONSOLIDATED STATISTICS
                        -----------------------

                                                        2001                          2000
                                               ---------------------- -----------------------------------
                                                 Second      First       Fourth      Third       Second
                                                 Quarter     Quarter     Quarter     Quarter     Quarter
                                               ---------- ----------- ----------- ----------- -----------
      Net Charge-offs (Recoveries) to
        average loans and leases annualized         0.15%       0.13%       0.16%       0.17%       0.19%
      Total nonperforming loans and leases
        to total loans and leases                   0.81        0.78        0.74        0.72        0.75
      Total nonperforming assets to total loans
        and leases and other real estate owned      0.83        0.80        0.76        0.74        0.77
      Allowance for loan and lease losses
        to total loans and leases                   1.37        1.35        1.34        1.34        1.35
      Allowance for loan and lease losses
        to nonperforming loans and leases            169         174         182         187         180

                  NONACCRUAL LOANS AND LEASES BY TYPE
                  -----------------------------------
                               ($000's)

                                                        2001                          2000
                                               ---------------------- -----------------------------------
                                                 Second      First       Fourth      Third       Second
                                                 Quarter     Quarter     Quarter     Quarter     Quarter
                                               ---------- ----------- ----------- ----------- -----------
      Commercial
        Commercial, financial & agricultural  $   54,576 $    50,273 $    49,965 $    39,203 $    51,505
        Lease financing receivables                1,892       2,959       1,921       2,046       2,271
                                               ---------- ----------- ----------- ----------- -----------
      Total commercial                            56,468      53,232      51,886      41,249      53,776

      Real estate
        Construction & land development            2,590       2,584       2,896       2,929       2,915
        Commercial mortgage                       38,440      38,797      35,011      42,246      36,159
        Residential mortgage                      38,389      34,244      29,895      28,155      25,198
                                               ---------- ----------- ----------- ----------- -----------
      Total real estate                           79,419      75,625      67,802      73,330      64,272

      Personal                                     1,468       1,783       1,737       2,103       1,536
                                               ---------- ----------- ----------- ----------- -----------
      Total nonaccrual loans and leases       $  137,355 $   130,640 $   121,425 $   116,682 $   119,584
                                               ========== =========== =========== =========== ===========

            RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
            -----------------------------------------------------
                               ($000's)

                                                        2001                          2000
                                               ---------------------- -----------------------------------
                                                 Second      First       Fourth      Third       Second
                                                 Quarter     Quarter     Quarter     Quarter     Quarter
                                               ---------- ----------- ----------- ----------- -----------
      Beginning balance                       $  240,348 $   235,115 $   232,690 $   234,119 $   232,471

      Provision for loan and lease losses         10,737      11,063       8,979       5,938       9,616

      Allowance of banks and loans acquired           --          --       1,270          --          --

      Allowance transfer for loan securitization      --          --      (1,022)         --          --

      Loans and leases charged-off
        Commercial                                 3,607       2,577       2,253       5,210       2,711
        Real estate                                1,734       2,075       3,267         943       4,989
        Personal                                   2,561       2,383       2,629       2,285       1,758
        Leases                                       770         496         397         193         539
                                               ---------- ----------- ----------- ----------- -----------
      Total charge-offs                            8,672       7,531       8,546       8,631       9,997

      Recoveries on loans and leases
        Commercial                                 1,042         515         429         436       1,020
        Real estate                                  403         410         645         291         373
        Personal                                     531         728         627         508         539
        Leases                                        97          48          43          29          97
                                               ---------- ----------- ----------- ----------- -----------
      Total recoveries                             2,073       1,701       1,744       1,264       2,029
                                               ---------- ----------- ----------- ----------- -----------
      Net loans and leases
        charge-offs (recoveries)                   6,599       5,830       6,802       7,367       7,968
                                               ---------- ----------- ----------- ----------- -----------
      Ending balance                          $  244,486 $   240,348 $   235,115 $   232,690 $   234,119
                                               ========== =========== =========== =========== ===========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At June 30, 2001, OREO acquired in satisfaction of debts amounted to $3.1 million and branch premises held for sale amounted to $0.6 million.

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

At June 30, 2001, nonperforming loans and leases amounted to $144.8 million or 0.81% of consolidated loans and leases of $17.8 billion, an increase of $6.5 million or 4.7% since March 31, 2001. Nonaccrual loans and leases accounted for $6.7 million of the increase compared to the prior quarter. Nonaccrual residential real estate loans increased $4.1 million. Nonaccrual commercial, financial and agricultural loans increased $4.3 million. The increase in nonaccrual commercial loans reflects the addition of two larger syndicated loans, which were downgraded by their lead bank near the end of the quarter. Offsetting this increase was the payoff of one larger syndicated loan as well as other paydowns, payoffs and charge-offs. Nonaccrual commercial real estate, lease financing receivables and personal loans all decreased compared to the prior quarter.

Net charge-offs amounted to $6.6 million or 0.15% of average loans in the second quarter of 2001 compared with net charge-offs of $5.8 million or 0.13% of average loans in the first quarter of 2001 and have remained fairly stable over the past four quarters.

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

        Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans, which meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Management's evaluation of the factors described above resulted in a allowance for loan and lease losses of $244.5 million at June 30, 2001 compared to $240.3 million at March 31, 2001. The level of reserve reflects management's belief that losses inherent in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the current quarter as well as the second and third quarters of 2000, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given continuing loan growth and the slowing of economic prosperity.


                              OTHER INCOME
                              ------------
Total other income in the second quarter of 2001 amounted to $237.9 million, a decrease of $7.5 million or 3.1%, compared to $245.4 million in the same period last year. Included in other income in the current quarter was approximately $16.0 million of investment securities losses associated with equity investments held by Metavante relating to the mortgage origination business as well as an equity investment whose technology was replaced by Metavante's recent acquisitions of Derivion and Cyberbills. Excluding the securities losses, total other income amounted to $253.9 million in the current quarter, an increase of 3.5% compared to the second quarter of last year.

Total data processing services revenue increased $10.4 million or 8.1% from $127.7 million in the second quarter of 2000 to $138.1 million in the current quarter. Account processing fees increased $13.6 million or 14.3% and reflects growth in transaction volumes in electronic bill payment and presentment and electronic banking. Professional services fees and software revenue declined primarily due to lower software consulting fees. Other revenue declined primarily due to lower equipment sales which was offset by buyout fees, which increased $0.8 million compared to second quarter of last year.

Trust services revenue amounted to $30.6 million in the second quarter of 2001, an increase of $0.6 million or 2.0% compared to $30.0 million in the second quarter of 2000. Trust services revenue is largely derived from asset-based fees. Maintaining year-over-year revenue growth in the current market environment will be a continuing challenge.

Service charges on deposits increased $1.9 million or 10.2% and amounted $20.4 million in the second quarter of 2001. The increase was primarily attributable to service charges on commercial demand accounts.

Mortgage banking revenue increased $8.4 million in the second quarter of 2001 compared to the second quarter of 2000. Gains on the sale of mortgage loans accounted for the majority of the increase which reflects the increased origination and sale activity as previously discussed.

The increase in capital markets revenue is due to gains from the sale of investments and other net unrealized gains which vary from period to period.

Life insurance revenue for the second quarter of 2000 includes death benefit gains of $0.6 million.

Other income in the second quarter of 2001 amounted to $30.7 million compared to $41.3 million in the second quarter of 2000, a decrease of $10.6 million or 25.7%. Gains and income from indirect auto securitizations, which began in the third quarter of 2000 as previously discussed, amounted to $2.8 million in the current quarter. Offsetting this income was lower gains from the sale of student loans of approximately $3.4 million. During the second quarter of 2000, the Corporation recognized gains from the sale of branches of approximately $9.9 million.


                          OTHER EXPENSE
                          -------------
Total other expense for the three months ended June 30, 2001, amounted to $342.6 million including costs attributable to Metavante's acquisitions / divestitures and its reduction in force and realignment of $14.9 million, auto lease residual write-downs of $25.0 million and $6.0 million for the single charter initiative which was completed during the current quarter. Excluding these nonrecurring items, total other expense amounted to $296.7 million in the current quarter compared to $267.0 million in the second quarter of last year, an increase of $29.7 million or 11.1%.

As previously announced, Metavante's reduction in force and realignment consisted of the closing of selected regional offices in Idaho, Maryland, Michigan, Virginia, and Green Bay, Wisconsin and a general reduction in force across all classes of employees in the Milwaukee metropolitan area. Approximately 400 positions were eliminated. Total costs were approximately $11.0 million consisting primarily of severance of $9.6 million, lease termination and other occupancy exit costs of $0.7 million and professional fees, including outplacement services of $0.4 million. Approximately $5.6 million of the cost was paid as of June 30, 2001.

Also as previously announced, expenses and write-downs incurred in conjunction with the acquisitions of Derivion and Cyberbills amounted to $2.8 million and consisted of prepaid maintenance fees and capitalized software costs associated with other technologies that will be replaced by the new and enhanced bill presentment and payment technology obtained in the acquisitions. In addition, a loss of approximately $1.0 million was recorded from the sale of the assets of a subsidiary.

Single Charter related expenses incurred in the current quarter consisted of the costs of programming changes required to support operations and processes to achieve the scale required in the single charter environment, systems conversion costs, consulting and other professional fees, costs incurred to eliminate duplicate loan and deposit customer's accounts and other affiliate shareholder matters and costs associated with employee relocation, retention and severance. During the second quarter of 2001, the remaining charter mergers were completed and the Corporation believes there will be no more material single charter expenses in future quarters. The total cost incurred for this initiative, which began in the third quarter of 2000, was approximately $21.1 million which is approximately $3.0 million ($1.0 million after-tax) less than originally estimated.

The Corporation's nonbanking businesses, especially its Data Services segment ("Metavante"), continue to be the primary contributors to operating expense growth. Excluding salaries and benefits expense, Metavante operating expense growth represents over half of all of the consolidated operating expense growth and reflects the cost of ongoing investments in software, technology research and development and infrastructure in potentially high-growth areas.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 2001 and 2000 and December 31, 2000 are:

                                              Three Months  Three Months  Three Months
                                                  Ended        Ended         Ended
                                                 June 30,   December 31,    June 30,
                                                   2001         2000          2000
                                              ------------- ------------- -------------
      Consolidated Corporation                       64.0 %        65.4 %        64.0 %

      Consolidated Corporation Excluding Metavante
        Including Intangible Amortization            54.4 %        55.8 %        54.0 %

        Excluding Intangible Amortization            52.2 %        53.4 %        52.0 %

Salaries and employee benefits expense amounted to $178.1 million in the second quarter of 2001 including the severance charges of $9.6 million previously discussed. Excluding the charge, salaries and benefits expense amounted to $168.5 million compared to $158.9 million in the second quarter of 2000, an increase of $9.6 million or 6.1%. Operating salaries and employee benefits expense of Metavante decreased $0.1 million.
Adverse claims experience in employee health plans added $4.3 million to expense in the current quarter.

Metavante's operating expense growth accounted for approximately $6.1 million or 85% of the increase in net occupancy, equipment, software, supplies and printing and processing expenses in the second quarter of 2001 compared to the second quarter of 2000. These expense items also include approximately $2.6 million of nonrecurring charges relating to Metavante as previously discussed.

Approximately $2.2 million of the decline in professional fees was attributable to Metavante. In addition, there were no fees relating to mortgage Internet banking software development (Mortgagebot.com) in the current year.

The increase in shipping and handling is attributable to increased costs in the banking segment, which includes the item processing business.

The increase in intangibles amortization is primarily attributable to amortization of loan servicing rights and more particularly amortization of mortgage servicing rights which accounted for $1.0 million of the increase in the current quarter compared to the same period in the prior period and reflect accelerated amortization in response to increased prepayment activity.

Other expense amounted to $61.1 million in the second quarter of 2001. Included in this category in the current quarter were nonrecurring charges aggregating $27.2 million consisting of auto lease residual write-downs of $25.0 million, Metavante acquisition related software write-downs of $0.9 million, the loss on the sale of assets of a subsidiary of $1.0 million and other miscellaneous charges related to Metavante's reduction in force and realignment. Excluding these charges, other expense amounted to $33.9 million in the current quarter compared to $20.7 million in the second quarter of last year, an increase of $13.2 million.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion capitalization was $11.2 million in the second quarter of 2000 and in the current quarter amounted to $4.7 million resulting in an increase of $6.5 million in other expense in the second quarter of 2001 compared to second quarter of 2000. Customer related expense, including advertising and promotion, was $3.7 million higher in the current quarter compared to the same period last year.

                               INCOME TAXES
                               ------------
The provision for income taxes for the three months ended June 30, 2001 amounted to $26.1 million or 30.5% of pre-tax income compared to $43.1 million or 32.2% of pre-tax income for the three months ended June 30, 2000. The decrease in the effective tax rate is attributable to increased state income tax benefits associated with the nonrecurring charges previously discussed.


                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                   ---------------------------------------
Net income for the six months ended June 30, 2001 amounted to $145.8 million compared to $179.2 million in the same period of 2000. Basic and diluted earnings per share were $1.40 and $1.35, respectively for the six months ended June 30, 2001 compared to $1.70 and $1.64, respectively for the same period last year. The year to date return on average equity was 12.72% in the current period and 17.25% for the six months ended June 30, 2000.

Net income for the first six months of 2001, includes certain losses and expenses incurred in connection with the previously announced structural changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual value write-downs, the final charge for the charter consolidation and the cumulative effect of the change in accounting for derivatives and hedging activities. Net income for the first half of the prior year includes the cumulative effect of the change in accounting for certain conversion services provided by Metavante. The impact of these items is shown in the following table ($000's):

                                                                          Six Months ended June 30,
                                                          Pre-tax     --------------------------------
                                                           Effect            2001             2000
                                                     ---------------- ---------------  ---------------
        Income as Reported                                           $       145,849  $       179,183

        Nonrecurring Losses and Expenses:
          Metavante Subsidiary
            Reduction in force and realignment       $        11,028
            Investment losses                                 12,706
            Acquisition related                                7,194
                                                      ---------------
          Metavante Subsidiary                                30,928          18,587               --
          Auto Lease Residual Value Write-downs               25,000          15,843               --
          Charter Consolidations                              11,952           8,465               --
          Change in Accounting:
            Derivatives and Hedging Activities                   671             436               --
            Conversion Services - Metavante                    3,811              --            2,279
                                                      --------------- ---------------  ---------------
        Total Nonrecurring Losses and Expenses       $        72,362          43,331            2,279
                                                      =============== ---------------  ---------------
        Operating Income                                             $       189,180  $       181,462
                                                                      ===============  ===============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the six months ended June 30, 2001 and 2000, respectively. Operating income for the six months ended June 30, 2001, and 2000, excludes the nonrecurring items previously discussed. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

   Summary Consolidated Operating Income Statements and Financial Statistics
   -------------------------------------------------------------------------
                       ($000's except per share data)

                                                  Six Months Ended June 30,
                                                 --------------------------
                                                      2001          2000
                                                 ------------ -------------
        Interest income                         $    883,881 $     847,214
        Interest expense                            (496,868)     (513,038)
                                                 ------------ -------------
        Net interest income                          387,013       334,176

        Provision for loan and lease losses          (21,800)      (15,435)

        Net investment securities gains                 (242)        1,281

        Other income                                 501,137       485,568

        Other expense                               (581,509)     (534,978)
                                                 ------------ -------------
        Income before taxes                          284,599       270,612
        Income tax provision                         (95,419)      (89,150)
                                                 ------------ -------------
        Operating income                        $    189,180 $     181,462
                                                 ============ =============

        Cash operating income                   $    198,629 $     190,510
                                                 ============ =============
        Per Common Share
          Operating income
            Basic                               $       1.82 $        1.72
            Diluted                                     1.76          1.66
          Cash Operating income
            Basic                               $       1.91 $        1.81
            Diluted                                     1.84          1.75
          Dividends                                    0.555         0.505

        Return on Average Equity
          Operating income                             16.50 %       17.47 %
          Cash Operating income                        19.88         21.72

         Summary Consolidated Operating Income Statement Components
         ----------------------------------------------------------
                      as a Percent of Average Total Assets
                      ------------------------------------

                                                  Six Months Ended June 30,
                                                 --------------------------
                                                      2001          2000
                                                 ------------ -------------
        Interest income (FTE)                           6.97 %        6.99 %
        Interest expense                               (3.85)        (4.16)
                                                 ------------ -------------
        Net interest income                             3.12          2.83

        Provision for loan and lease losses            (0.17)        (0.13)

        Net investment securities gains                 0.00          0.01

        Other income                                    3.89          3.93

        Other expense                                  (4.51)        (4.32)
                                                 ------------ -------------
        Income before taxes                             2.33          2.32
        Income tax provision                           (0.86)        (0.85)
                                                 ------------ -------------
        Return on average assets
          based on operating income                     1.47 %        1.47 %
                                                 ============ =============

        Return on tangible average assets
          based on cash operating income                1.56 %        1.56 %
                                                 ============ =============

The increase in operating income was primarily due to growth in net interest income of $52.8 million or 15.8%. Other income increased 3.2% and was driven by data processing services and mortgage banking revenue. The provision for loan and lease losses increased $6.4 million and other operating expenses increased $46.5 million.

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

                                              Six Months Ended                   Six Months Ended
                                                June 30, 2001                      June 30, 2000
                                     --------------------------------   --------------------------------
                                                            Average                            Average
                                      Average               Yield or     Average               Yield or
                                      Balance    Interest   Cost (b)     Balance    Interest   Cost (b)
                                    ---------- ---------- ----------   ---------- ---------- ----------
 Loans and leases (a)              $ 18,524.7 $    725.7       7.90 % $ 17,311.0 $    687.9       7.99 %

 Investment securities:
   Taxable                            3,510.1      119.0       6.98      3,662.0      118.4       6.34
   Tax Exempt (a)                     1,280.4       45.7       7.28      1,337.6       47.7       7.21

 Other short-term investments (a)       390.8        8.8       4.56        297.3        9.0       6.09
                                    ---------- ---------- ----------   ---------- ---------- ----------
 Total interest earning assets     $ 23,706.0 $    899.2       7.68 % $ 22,607.9 $    863.0       7.65 %
                                    ========== ========== ==========   ========== ========== ==========

 Money market savings              $  5,730.5 $    125.6       4.42 % $  5,078.7 $    127.2       5.04 %
 Regular savings & NOW                1,719.4       10.8       1.27      1,899.3       16.6       1.76
 Other CDs & time deposits            4,742.6      135.7       5.77      5,497.9      154.1       5.64
 CDs greater than $100
   & Brokered CDs                     2,552.1       71.0       5.61      2,022.4       60.3       5.99
                                    ---------- ---------- ----------   ---------- ---------- ----------
 Total interest bearing deposits     14,744.6      343.1       4.69     14,498.3      358.2       4.97

 Short-term borrowings                3,806.4      103.4       5.48      3,850.9      117.6       6.14
 Long-term borrowings                 1,654.6       50.4       6.14      1,160.1       37.2       6.45
                                    ---------- ---------- ----------   ---------- ---------- ----------
 Total interest
   bearing liabilities             $ 20,205.6 $    496.9       4.96 % $ 19,509.3 $    513.0       5.29 %
                                    ========== ========== ==========   ========== ========== ==========
 Net interest margin (FTE) as a
   percent of average earning assets           $   402.3       3.44 %            $    350.0       3.10 %
                                                ========== =========              ========== ==========
 Net interest spread (FTE)                                     2.72 %                             2.36 %
                                                           =========                         ==========

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.


                              CAPITAL RESOURCES
                              -----------------
Shareholders' equity was $2.36 billion at June 30, 2001 compared to $2.24 billion at December 31, 2000 and $2.13 billion at June 30, 2000.

The Corporation had net unrealized gains on securities available for sale at June 30, 2001 of $73.3 million, an increase in market value net of related income tax effects of $35.2 million since December 31, 2000. Net unrealized losses associated with derivative financial instruments designated as cash flow hedges at June 30, 2001 amounted to $8.4 million.

There were no Common Stock repurchases in the second quarter of 2001. For the six months ended June 30, 2001, M&I repurchased 0.3 million shares of its Common Stock. The aggregate cost of the shares repurchased was $15.5 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                          RISK-BASED CAPITAL RATIOS
                          -------------------------
                               ($ in millions)

                                      June 30, 2001                   December 31, 2000
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,137          10.20 % $           2,071          10.20 %
 Tier 1 Capital
   Minimum Requirement                   838           4.00                 812           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,299           6.20 % $           1,259           6.20 %
                            ================================   ================================

 Total Capital             $           2,521          12.03 % $           2,445          12.05 %
 Total Capital
   Minimum Requirement                 1,677           8.00               1,624           8.00
                            --------------------------------   --------------------------------
 Excess                    $             844           4.03 % $             821           4.05 %
                            ================================   ================================

 Risk-Adjusted Assets      $          20,959                  $          20,294
                            =================                  =================

                                LEVERAGE RATIOS
                                ---------------
                                ($ in millions)

                                      June 30, 2001                   December 31, 2000
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,137           8.37 % $           2,071           8.25 %
 Minimum Leverage
   Requirement                 766 -   1,276   3.00 -  5.00       753 -   1,255   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,371 -     861   5.37 -  3.37 % $ 1,318 -     816   5.25 -  3.25 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          25,535                  $          25,096
                            =================                  =================

                         FORWARD-LOOKING STATEMENTS
                         --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding operating activities and results. Such statements are subject to important factors that could cause the Corporation's actual results to differ materially than those anticipated by the forward-looking statements. These factors include those referenced in the Corporation's Annual Report on Form 10-K for the period ending December 31, 2000 and the Corporation's Prospectus dated June 18, 2001 as filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, or as may be described form time to time in the Corporation's subsequent SEC filings, and such factors ate incorporated by reference.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's 2000 Annual Report on Form 10-K. Updated information regarding the Corporation's use of derivative financial instruments is contained in
Note 10, Notes to Financial Statements contained in Item 1 herein.

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

                            Interest Rate Risk
                            ------------------
The Corporation uses financial modeling techniques to identify potential changes in income under a variety of possible interest rate scenarios. Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities. The Corporation has designed strategies to confine these risks within prudent parameters and identify appropriate risk/reward tradeoffs in the financial structure of the balance sheet.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation's budgeted / forecasted pre-tax income for the ensuing twelve months. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios - a gradual increase of 100bp across the entire yield curve over the course of a year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of a year (-25bp per quarter) for the balance sheet as of the indicated dates:

                                                  Impact to Annual Pretax Income as of
                                         ------------------------------------------------------
                                               June 30,         March 31,       December 31,
                                                 2001             2001              2000
                                         ----------------- ----------------- ------------------
      Hypothetical Change in Interest Rate
      ------------------------------------
      100 basis point gradual:

      Rise in rates                               (4.6)%          (4.9)%             (6.4)%

      Decline in rates                             2.7 %           3.7 %              5.3 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of June 30, 2001 the fair value of equity at risk for a gradual 100bp shift in rates was less than 1.0% of the market value of the Corporation.

The Corporation uses derivative financial instruments to manage interest rate exposure. A small amount of derivatives are sold to customers where the Corporation acts as an intermediary. The Corporation through its trading accounts matches off these instruments in order to minimize exposure to market risks.

                               Equity Risk
                               -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I's Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exist, but due to the nature of the investments, cannot be quantified within acceptable levels of precision.

M&I Trust Services administer $58.2 billion in assets and directly manage a portfolio of $12.5 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   A.   The Corporation held its Annual Meeting of Shareholders on April 24,
        2001.

   B. Votes cast for the election of seven directors to serve until the 2004 Annual Meeting of Shareholders are as follows:

             Director             For      Abstentions   Non-Vote
        --------------------  ----------  ------------  ----------
        Jon F. Chait          80,110,465         --          --
        Bruce E. Jacobs       79,990,577         --          --
        Donald R. Johnson     80,072,253         --          --
        D.J. Kuester          80,092,759         --          --
        Edward L. Meyer, Jr.  80,054,514         --          --
        San W. Orr, Jr.       80,101,138         --          --
        George E. Wardeberg   80,055,490         --          --

        Votes cast for the election of one director to serve until the 2003 Annual Meeting of Shareholders are as follows:

             Director             For     Abstentions   Non-Vote
        --------------------  ----------  -----------  ----------
        James A. Urdan        80,046,828         --          --

        The continuing Directors of the Corporation are as follows:

        Oscar C. Boldt                  Richard A. Abdoo
        Timothy E. Hoeksema             Wendell F. Bueche
        Burleigh E. Jacobs              Ted D. Kellner
        James F. Kress                  Katharine C. Lyall
        Robert A. Schaefer              P.M. Platten, III
        John S. Shiely                  J.B. Wigdale


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
   A.   Exhibits:

        Exhibit 11 Statements - Computation of Earnings Per Share Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial Information herein.

        Exhibit 12      Computation of Ratio of Earnings to Fixed Charges

   B.   Reports on Form 8-K:

        On June 22, 2001, the Corporation reported Items 5 and 7 in a Current Report on Form 8-K in connection with expected second quarter financial results.

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


                                MARSHALL & ILSLEY CORPORATION
                                (Registrant)



                                /s/  P.R. Justiliano
                                ______________________________________

                                P.R. Justiliano
                                Senior Vice President and
                                  Corporate Controller
                                (Chief Accounting Officer)



                                /s/  J.E. Sandy
                                ______________________________________

                                J.E. Sandy
                                Vice President




August 14, 2001

                              EXHIBIT INDEX
                              -------------


   Exhibit Number                  Description of Exhibit
   --------------       ---------------------------------------------
        (11)            Statements - Computation of Earnings Per Share,
                        Incorporated by Reference to NOTE 4 of Notes to
                        Financial Statements contained in Item 1 -
                        Financial Statements (unaudited) of Part 1 -
                        Financial Information herein

        (12)            Computation of Ratio of Earnings to Fixed Charges