Form 10-Q
period 2001-09-30
MARSHALL & ILSLEY CORP/WI/
filed 2001-11-14
CIK 62741

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           October 31, 2001
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   105,545,370

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                         September 30,    December 31,   September 30,
                                                             2001             2000           2000
                                                        --------------- --------------- ---------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                              $       788,554 $       760,103 $       644,425
  Federal funds sold and security resale agreements             33,619          54,443          66,002
  Money market funds                                           656,396          50,147         176,793
                                                        --------------- --------------- ---------------
Total cash and cash equivalents                              1,478,569         864,693         887,220

Investment securities:
  Trading securities, at market value                           11,180          15,317          21,769
  Short-term investments, at cost
    which approximates market                                   24,806          43,528          26,403
  Available for sale at market value                         3,863,068       4,735,722       4,242,296
  Held to maturity at amortized cost, market
    value $1,101,318 ($1,124,756 December 31,
    and $1,121,228 September 30, 2000)                       1,060,015       1,112,545       1,128,203
                                                        --------------- --------------- ---------------
Total investment securities                                  4,959,069       5,907,112       5,418,671

Loans and leases                                            18,997,703      17,587,087      17,305,892
  Less: Allowance for loan and lease losses                    264,736         235,115         232,690
                                                        --------------- --------------- ---------------
Net loans and leases                                        18,732,967      17,351,972      17,073,202

Premises and equipment                                         400,068         392,995         379,277
Goodwill                                                       512,252         295,784         295,113
Other intangibles                                               61,324          49,500          50,385
Accrued interest and other assets                            1,182,397       1,215,683       1,193,311
                                                        --------------- --------------- ---------------
Total Assets                                           $    27,326,646 $    26,077,739 $    25,297,179
                                                        =============== =============== ===============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                  $     3,357,337 $     3,129,834 $     2,787,256
  Interest bearing                                          13,320,289      16,118,793      15,302,144
                                                        --------------- --------------- ---------------
Total deposits                                              16,677,626      19,248,627      18,089,400

Funds purchased and security repurchase agreements           1,237,787       1,092,723       1,756,392
Other short-term borrowings                                  4,137,330       1,722,008       1,520,610
Accrued expenses and other liabilities                         927,549         850,916         745,736
Long-term borrowings                                         1,760,521         921,276         981,427
                                                        --------------- --------------- ---------------
Total liabilities                                           24,740,813      23,835,550      23,093,565

Shareholders' equity:
---------------------
  Series A convertible preferred stock,
    $1.00 par value; 336,370 shares issued                         336             336             336
  Common stock, $1.00 par value; 117,301,755
    shares issued (112,757,546 December 31
    and September 30, 2000)                                    117,302         112,757         112,757
  Additional paid-in capital                                   696,426         452,212         453,710
  Retained earnings                                          2,254,916       2,117,759       2,062,001
  Accumulated other comprehensive income,
    net of related taxes                                        53,453          38,127           1,812
  Less: Treasury common stock, at cost:
          10,795,640 shares (9,910,839 December 31,
          and 8,773,349 September 30, 2000)                    515,713         458,472         406,768
        Deferred compensation                                   20,887          20,530          20,234
                                                        --------------- --------------- ---------------
Total shareholders' equity                                   2,585,833       2,242,189       2,203,614
                                                        --------------- --------------- ---------------
Total Liabilities and Shareholders' Equity             $    27,326,646 $    26,077,739 $    25,297,179
                                                        =============== =============== ===============

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           ($000's except share data)

                                                                           Three Months Ended
                                                                              September 30,
                                                                     ---------------------------
                                                                          2001          2000
                                                                     ------------- -------------
Interest income
---------------
  Loans and leases                                                  $     339,221 $     356,670
  Investment securities:
    Taxable                                                                64,006        65,071
    Exempt from federal income taxes                                       15,507        16,213
  Trading securities                                                          137           312
  Short-term investments                                                    4,380         4,999
                                                                     ------------- -------------
Total interest income                                                     423,251       443,265

Interest expense
----------------
  Deposits                                                                129,783       201,869
  Short-term borrowings                                                    46,295        55,425
  Long-term borrowings                                                     28,695        21,906
                                                                     ------------- -------------
Total interest expense                                                    204,773       279,200

Net interest income                                                       218,478       164,065
Provision for loan and lease losses                                        12,206         5,938
                                                                     ------------- -------------
Net interest income after provision for loan and lease losses             206,272       158,127

Other income
------------
  Data processing services:
    e-Finance solutions                                                    32,629        36,938
    Financial technology solutions                                        111,723       105,708
    Other                                                                      37         2,687
                                                                     ------------- -------------
  Total data processing services                                          144,389       145,333
  Item processing                                                          11,742        13,062
  Trust services                                                           30,144        29,859
  Service charges on deposits                                              21,151        18,644
  Mortgage banking                                                         10,647         5,349
  Capital Markets revenue                                                     762          (157)
  Net investment securities (losses)/gains                                     24       (50,205)
  Life insurance revenue                                                    6,844         6,934
  Other                                                                    29,960        28,536
                                                                     ------------- -------------
Total other income                                                        255,663       197,355

Other expense
-------------
  Salaries and employee benefits                                          179,547       162,245
  Net occupancy                                                            22,779        13,604
  Equipment                                                                29,177        28,469
  Software expenses                                                         9,604         7,653
  Processing charges                                                        9,271         8,350
  Supplies and printing                                                     4,916         4,922
  Professional services                                                     7,104         8,410
  Shipping and handling                                                    11,195        10,680
  Amortization of intangibles                                              10,802         8,987
  Single charter/IPO/ARM loan sale                                             --         9,306
  Other                                                                    55,382        18,222
                                                                     ------------- -------------
Total other expense                                                       339,777       280,848

Income before income taxes                                                122,158        74,634
Provision for income taxes                                                 38,843        23,025
                                                                     ------------- -------------
Net income                                                          $      83,315 $      51,609
                                                                     ============= =============
Net income per common share
  Basic                                                             $        0.78 $        0.49
  Diluted                                                                    0.75          0.47

Dividends paid per common share                                     $       0.290 $       0.265

Weighted average common shares outstanding:
  Basic                                                                   105,964       103,904
  Diluted                                                                 110,916       108,768

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           ($000's except share data)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     ---------------------------
                                                                          2001          2000
                                                                     ------------- -------------
Interest income
---------------
Loans and leases                                                    $   1,034,889 $   1,027,833
  Investment securities:
    Taxable                                                               211,969       199,186
    Exempt from federal income taxes                                       46,919        49,183
  Trading securities                                                          806         1,323
  Short-term investments                                                   12,549        12,954
                                                                     ------------- -------------
Total interest income                                                   1,307,132     1,290,479

Interest expense
----------------
  Deposits                                                                472,920       560,053
  Short-term borrowings                                                   149,687       173,044
  Long-term borrowings                                                     79,034        59,141
                                                                     ------------- -------------
Total interest expense                                                    701,641       792,238

Net interest income                                                       605,491       498,241
Provision for loan and lease losses                                        34,006        21,373
                                                                     ------------- -------------
Net interest income after provision for loan and lease losses             571,485       476,868

Other income
------------
  Data processing services:
    e-Finance solutions                                                    86,799        78,063
    Financial technology solutions                                        324,761       312,289
    Other                                                                   3,965        12,718
                                                                     ------------- -------------
  Total data processing services                                          415,525       403,070
  Item processing                                                          36,247        38,175
  Trust services                                                           90,744        87,634
  Service charges on deposits                                              62,424        55,707
  Mortgage banking                                                         30,747        13,069
  Capital Markets revenue                                                  10,256        17,111
  Net investment securities losses                                        (16,275)      (48,924)
  Life insurance revenue                                                   20,069        20,966
  Other                                                                    90,764        97,396
                                                                     ------------- -------------
Total other income                                                        740,501       684,204

Other expense
-------------
  Salaries and employee benefits                                          525,536       478,424
  Net occupancy                                                            54,005        40,609
  Equipment                                                                86,778        83,641
  Software expenses                                                        26,898        21,551
  Processing charges                                                       30,059        23,345
  Supplies and printing                                                    15,309        14,908
  Professional services                                                    20,906        25,571
  Shipping and handling                                                    33,438        31,707
  Amortization of intangibles                                              27,808        23,850
  Single charter/IPO/ARM loan sale                                         11,952         9,306
  Other                                                                   140,420        62,914
                                                                     ------------- -------------
Total other expense                                                       973,109       815,826

Income before income taxes and cumulative effect
  of changes in accounting principles                                     338,877       345,246
Provision for income taxes                                                109,277       112,175
                                                                     ------------- -------------
Income before cumulative effect of changes
  in accounting principles                                                229,600       233,071
Cumulative effect of changes in accounting
  principles, net of income taxes                                            (436)       (2,279)
                                                                     ------------- -------------
Net income                                                          $     229,164 $     230,792
                                                                     ============= =============
Net income per common share
  Basic:
    Income before cumulative effect of changes
      in accounting principles                                      $        2.17 $        2.21
    Cumulative effect of changes in accounting
      principles, net of income taxes                                          --         (0.02)
                                                                     ------------- -------------
    Net income                                                      $        2.17          2.19
                                                                     ============= =============
  Diluted:
    Income before cumulative effect of changes
      in accounting principles                                      $        2.11 $        2.14
    Cumulative effect of changes in accounting
      principles, net of income taxes                                          --         (0.02)
                                                                     ------------- -------------
    Net income                                                      $        2.11 $        2.12
                                                                     ============= =============

Dividends paid per common share                                     $       0.845 $       0.770

Weighted average common shares outstanding:
  Basic                                                                   103,914       104,151
  Diluted                                                                 108,816       109,028

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    ($000's)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     ---------------------------
                                                                          2001          2000
                                                                     ------------- -------------
Net Cash Provided by Operating Activities                           $     419,525 $     837,532

Cash Flows From Investing Activities:
  Proceeds from sales of securities available for sale                    159,145     1,526,794
  Proceeds from maturities of securities available for sale             1,375,356       509,080
  Proceeds from maturities of securities held to maturity                  51,436        42,044
  Purchases of securities available for sale                             (236,837)   (1,910,983)
  Purchases of securities held to maturity                                    (55)         (217)
  Net increase in loans                                                  (570,052)   (1,317,170)
  Purchases of assets to be leased                                       (407,836)     (439,748)
  Principal payments on lease receivables                                 545,640       266,073
  Fixed asset purchases, net                                              (34,216)      (51,308)
  Acquisitions and investments in joint ventures                          (46,903)         (265)
  Other                                                                    15,661         8,205
                                                                     ------------- -------------
Net cash provided/(used) in investing activities                          851,339    (1,367,495)

Cash Flows From Financing Activities:
  Net increase/(decrease) in deposits                                  (3,613,551)    1,664,451
  Proceeds from issuance of commercial paper                            2,226,551     2,606,476
  Payments for maturity of commercial paper                            (2,279,042)   (2,414,696)
  Net increase /(decrease) in other short-term borrowings               1,859,707    (1,366,771)
  Proceeds from issuance of long-term debt                              1,486,731       534,663
  Payments of long-term debt                                             (168,263)     (308,582)
  Dividends paid                                                          (91,316)      (82,889)
  Purchases of treasury stock                                            (101,193)      (98,304)
  Other                                                                    23,388         2,979
                                                                     ------------- -------------
Net cash provided/(used) by financing activities                         (656,988)      537,327

Net increase in cash and cash equivalents                                 613,876         7,364

Cash and cash equivalents, beginning of year                              864,693       879,856
                                                                     ------------- -------------
Cash and cash equivalents, end of period                            $   1,478,569 $     887,220
                                                                     ============= =============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                        $     744,645 $     726,733
    Income taxes                                                          108,603       104,217

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                      September 30, 2001 & 2000 (Unaudited)

   1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2000 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2000 consolidated financial statements and analyses have been reclassified to conform with the 2001 presentation.

   2.   Change in Method of Accounting

        During the fourth quarter of 2000, the Corporation adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 provides guidance on a variety of revenue recognition matters. The cumulative effect of change in accounting principles was retroactively recorded as of January 1, 2000. The financial position and results of operations as of and for the three and nine months ended September 30, 2000 have been restated to reflect application of the guidance contained in SAB
        101.  See Note 2 of the Notes to Consolidated Financial Statements of
        Item 8 of the Corporation's 2000 Annual Report on Form 10-K.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

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

        With respect to the acquisitions of Derivion and Cyberbills, the provisions of SFAS 142 will be applicable beginning January 1, 2002.
        The provisions of both SFAS 141 and SFAS 142 will apply to the Corporation's merger with National City Bancorporation which was completed on August 1, 2001, the Brokat acquisition completed on September 21, 2001 and the acquisition of the Arizona branches. For the three months ended September 30, 2001 and 2000, the estimated after-tax goodwill amortization which would cease under the provisions of SFAS 142 was approximately $4.0 million and $4.1 million, respectively, and for the nine months ended September 30, 2001 and 2000, was approximately $11.3 million and $11.1 million, respectively. The Corporation is assessing whether SFAS 142 will result in a reduction of amortization of identifiable intangibles and has not yet determined how the impairment provisions of the standard will affect its financial statements.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

   4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                                Three Months Ended September 30, 2001
                                                              ----------------------------------------
                                                                 Income     Average Shares  Per Share
                                                               (Numerator)  (Denominator)     Amount
                                                              ----------------------------------------
           Net Income                                        $     83,315
           Convertible Preferred Dividends                         (1,115)
                                                              ------------
           Basic Earnings Per Share
             Income Available to Common Shareholders         $     82,200         105,964 $      0.78
                                                                                           ===========
           Effect of Dilutive Securities
             Convertible Preferred Stock                            1,115           3,844
             Stock Options and Restricted Stock Plans                  --           1,108
                                                              ------------   -------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                      $     83,315         110,916 $      0.75
                                                                                           ===========

                                                               Three Months Ended September 30, 2000
                                                              ----------------------------------------
                                                                 Income     Average Shares  Per Share
                                                               (Numerator)  (Denominator)     Amount
                                                              ----------------------------------------
           Net Income                                        $     51,609
           Convertible Preferred Dividends                         (1,019)
                                                              ------------
           Basic Earnings Per Share
             Income Available to Common Shareholders         $     50,590         103,904 $      0.49
                                                                                           ===========
           Effect of Dilutive Securities
             Convertible Preferred Stock                            1,019           3,844
             Stock Options and Restricted Stock Plans                  --           1,020
                                                              ------------   -------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                      $     51,609         108,768 $      0.47
                                                                                           ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

                                                               Nine Months Ended September 30, 2001
                                                              ----------------------------------------
                                                                 Income     Average Shares  Per Share
                                                               (Numerator)  (Denominator)     Amount
                                                              ----------------------------------------
           Net Income                                        $    229,164
           Convertible Preferred Dividends                         (3,248)
                                                              ------------
           Basic Earnings Per Share
             Income Available to Common Shareholders         $    225,916         103,914 $      2.17
                                                                                           ===========
           Effect of Dilutive Securities
             Convertible Preferred Stock                            3,248           3,844
             Stock Options and Restricted Stock Plans                  --           1,058
                                                              ------------   -------------
           Diluted Earnings Per Share
             Income Available to Common Shareholders
               Plus Assumed Conversions                      $    229,164         108,816 $      2.11
                                                                                           ===========

                                                               Nine Months Ended September 30, 2000
                                                              ----------------------------------------
                                                                 Income     Average Shares  Per Share
                                                               (Numerator)  (Denominator)     Amount
                                                              ----------------------------------------
           Net Income                                        $    230,792
           Convertible Preferred Dividends                         (2,960)
                                                              ------------
           Basic Earnings Per Share
           Income Available to Common Shareholders           $    227,832         104,151 $      2.19
                                                                                           ===========
           Effect of Dilutive Securities
           Convertible Preferred Stock                              2,960           3,844
           Stock Options and Restricted Stock Plans                    --           1,033
                                                              ------------   -------------
           Diluted Earnings Per Share
           Income Available to Common Shareholders
           Plus Assumed Conversions                          $    230,792         109,028 $      2.12
                                                                                           ===========

   5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                             September 30,    December 31,   September 30,
                                                                 2001            2000            2000
                                                           -----------------------------------------------
         Investment securities available for sale:
           U.S. treasury and government agencies          $     2,681,766 $     3,342,952 $     3,411,285
           State and political subdivisions                       182,422         151,041         149,706
           Mortgage backed securities                             225,366         342,171         289,589
           Other                                                  773,514         899,558         391,716
                                                           --------------- --------------- ---------------
         Total                                            $     3,863,068 $     4,735,722 $     4,242,296
                                                           =============== =============== ===============

         Investment securities held to maturity:
           State and political subdivisions               $     1,056,425 $     1,107,476 $     1,123,057
           Other                                                    3,590           5,069           5,146
                                                           --------------- --------------- ---------------
         Total                                            $     1,060,015 $     1,112,545 $     1,128,203
                                                           =============== =============== ===============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

   6. The Corporation's loan and lease portfolio consists of the following ($000's):

                                                             September 30,    December 31,   September 30,
                                                                  2001            2000            2000
                                                           -----------------------------------------------
         Commercial, financial & agricultural             $     5,925,830 $     5,289,537 $     5,024,258

         Real estate:
           Construction                                           610,956         619,281         582,853
           Residential mortgage                                 5,233,197       5,049,557       5,204,020
           Commercial mortgage                                  5,013,554       4,359,812       4,269,435
                                                           --------------- --------------- ---------------
         Total real estate                                     10,857,707      10,028,650      10,056,308

         Personal                                               1,210,485       1,174,248       1,183,369
         Lease financing                                          991,766       1,094,652       1,041,957
         Cash flow hedging instruments at fair value               11,915              --              --
                                                           --------------- --------------- ---------------
         Total                                            $    18,997,703 $    17,587,087 $    17,305,892
                                                           =============== =============== ===============

   7.   Sale of Receivables

        During the third quarter of 2001, $113.4 million of automobile loans were sold in securitization transactions and gains of $2.1 million were recognized. Other income associated with auto securitizations amounted to $0.6 million.

        Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the third quarter were as follows (rate per annum):

         Prepayment speed                                         25.0 %
         Weighted average life (in months)                        30.1
         Expected credit losses                                   0.12 %
         Residual cash flow discount rate                         12.0 %
         Variable returns to transferees                   Forward one month LIBOR yield curve

        At September 30, 2001, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                                                                            Total
                                                            Securitized     Portfolio       Managed
                                                           -----------------------------------------------
         Loan balances                                    $    375,622   $    260,801   $    636,423
         Principal amounts of loans
           60 days or more past due                                400            663          1,063
         Net credit losses                                         353            818          1,171

   8.   The Corporation's deposit liabilities consists of the following ($000's)

                                                             September 30,    December 31,   September 30,
                                                                  2001            2000            2000
                                                           -----------------------------------------------
         Noninterest bearing demand                       $     3,357,337 $     3,129,834 $     2,787,256

         Savings and NOW                                        7,514,748       7,486,094       7,148,368
         CD's $100,000 and over                                 1,738,481       2,663,050       2,636,210
         Other time deposits                                    3,281,307       3,532,310       3,395,737
         Foreign deposits                                         786,551       2,437,339       2,121,829
         Fair value hedging instruments                              (798)             --              --
                                                           --------------- --------------- ---------------
                                                          $    16,677,626 $    19,248,627 $    18,089,400
                                                           =============== =============== ===============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

   9.   Comprehensive Income

        The following tables present the Corporation's comprehensive income ($000's):

                                                                Three Months Ended September 30, 2001
                                                           ----------------------------------------------
                                                               Before-Tax   Tax (Expense)    Net-of-Tax
                                                                 Amount        Benefit         Amount
                                                           ----------------------------------------------
         Net income                                                                       $      83,315

         Other comprehensive income:
           Unrealized gains (losses) on securities:
           Arising during the period                      $        25,839 $       (9,806)        16,033
           Reclassification for securities
             transactions included in net income                   (9,170)         3,210         (5,960)
                                                           --------------- -------------- --------------
               Unrealized gains (losses)                           16,669         (6,596)        10,073

           Net gains (losses) on derivatives
             hedging variability of cash flows:
             Arising during the period                            (36,256)        12,690        (23,566)
             Reclassification adjustments for
               hedging activities included in net income            3,113         (1,090)         2,023
                                                           --------------- -------------- --------------
               Net gains (losses)                         $       (33,143)$       11,600        (21,543)
                                                           --------------- -------------- --------------
         Other comprehensive income                                                             (11,470)
                                                                                          --------------
         Total comprehensive income                                                      $       71,845
                                                                                          ==============

                                                                Three Months Ended September 30, 2000
                                                           ----------------------------------------------
                                                               Before-Tax   Tax (Expense)    Net-of-Tax
                                                                 Amount        Benefit         Amount
                                                           ----------------------------------------------
         Net income                                                                       $      51,609

         Other comprehensive income:
           Unrealized gains (losses) on securities:
             Arising during the period                    $       133,778 $      (47,358)        86,420
             Reclassification for securities
               transactions included in net income                (52,864)        18,502        (34,362)
                                                           --------------- -------------- --------------
                 Unrealized gains (losses)                         80,914        (28,856)        52,058

           Net gains (losses) on derivatives
             hedging variability of cash flows:
             Arising during the period                                N/A            N/A            N/A
               Reclassification adjustments for
                 hedging activities included in net income            N/A            N/A            N/A
                                                           --------------- -------------- --------------
                 Net gains (losses)                       $           N/A $          N/A            N/A

         Other comprehensive income                                                              52,058
                                                                                          --------------
         Total comprehensive income                                                      $      103,667
                                                                                          ==============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

                                                                Nine Months Ended September 30, 2001
                                                           ----------------------------------------------
                                                               Before-Tax   Tax (Expense)    Net-of-Tax
                                                                 Amount        Benefit         Amount
                                                           ----------------------------------------------
         Net income                                                                       $      229,164

         Other comprehensive income:
           Unrealized gains (losses) on securities:
             Arising during the period                    $        83,415 $      (30,165)        53,250
             Reclassification for securities
               transactions included in net income                (12,242)         4,285         (7,957)
                                                           --------------- -------------- --------------
                 Unrealized gains (losses)                         71,173        (25,880)        45,293

           Net gains (losses) on derivatives
             hedging variability of cash flows:
             Adoption of SFAS 133                                 (15,665)         5,483        (10,182)
             Arising during the period                            (36,469)        12,764        (23,705)
             Reclassification adjustments for
               hedging activities included in net income            6,031         (2,111)         3,920
                                                           --------------- -------------- --------------
                 Net gains (losses)                       $       (46,103)$       16,136        (29,967)
                                                           --------------- -------------- --------------
         Other comprehensive income                                                              15,326
                                                                                          --------------
         Total comprehensive income                                                      $      244,490
                                                                                          ==============

                                                                Nine Months Ended September 30, 2000
                                                           ----------------------------------------------
                                                               Before-Tax   Tax (Expense)    Net-of-Tax
                                                                 Amount        Benefit         Amount
                                                           ----------------------------------------------
         Net income                                                                       $     230,792

         Other comprehensive income:
           Unrealized gains (losses) on securities:
             Arising during the period                    $        93,434 $      (33,231)        60,203
             Reclassification for securities
               transactions included in net income                (39,449)        13,807        (25,642)
                                                           --------------- -------------- --------------
                 Unrealized gains (losses)                         53,985        (19,424)        34,561

           Net gains (losses) on derivatives
             hedging variability of cash flows:
             Arising during the period                                N/A            N/A            N/A
             Reclassification adjustments for
               hedging activities included in net income              N/A            N/A            N/A
                                                           --------------- -------------- --------------
                 Net gains (losses)                       $           N/A $          N/A            N/A
                                                           --------------- -------------- --------------
         Other comprehensive income                                                              34,561
                                                                                          --------------
         Total comprehensive income                                                      $      265,353
                                                                                          ==============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

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

        At September 30, 2001, interest rate swaps designated as trading consisted of $311.5 million in notional amount of receive fixed/pay floating with an aggregate positive fair value of $2.6 million and $297.2 million in notional amount of pay fixed/receive floating with an aggregate negative fair value of $3.4 million.

        Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

        Fair Value Hedges

        The following table presents information with respect to the Corporation's fair value hedges.

         Fair Value Hedges
         September 30, 2001
                                                                            Weighted
                                                     Notional      Fair      Average
                Hedged              Hedging           Amount      Value     Remaining
                 Item              Instrument       ($ in mil)  ($ in mil) Term (Yrs)
         -----------------------------------------------------------------------------
         Callable CDs         Receive Fixed Swap  $     162.5 $       0.8         7.0

         Medium Term Notes    Receive Fixed Swap        190.0         5.3         4.9

         Long-term Borrowings Receive Fixed Swap        200.0        25.0        25.2
                                                   ----------- -----------
                                                  $     552.5 $      31.1
                                                   =========== ===========

        The following table presents the Corporation's fair value hedges' impact to net income.

         Fair Value Hedges               Three Months Ended September 30, 2001
                                         Impact to Net Interest Income ($000's)
                              --------------------------------------------------------
                                                 Components
                Hedged                          Excluded from     Net
                 Item          Ineffectiveness Ineffectiveness Settlement     Total
         -----------------------------------------------------------------------------
         Callable CDs         $           155 $            -- $     1,456 $     1,611

         Medium Term Notes                 --              --         315         315

         Long-term Borrowings              --              --       2,152       2,152
                               --------------- --------------- ----------- -----------
                              $           155 $            -- $     3,923 $     4,078
                               =============== =============== =========== ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

        Cash Flow Hedges

        The following table summarizes the Corporation's cash flow hedges at September 30, 2001.

         Cash Flow Hedges
         September 30, 2001
                                                                            Weighted
                                                     Notional      Fair      Average
                Hedged              Hedging           Amount      Value     Remaining
                 Item              Instrument       ($ in mil)  ($ in mil) Term (Yrs)
         -----------------------------------------------------------------------------
         Variable Rate Loans  Receive Fixed Swap  $     391.0 $      11.7        1.6

         Commercial Paper     Pay Fixed Swap            200.0       (25.6)       5.2

         Fed Funds Purchased  Pay Fixed Swap            500.0       (21.9)       2.3

         FHLB Advances        Pay Fixed Swap            310.0       (10.1)       4.9

         Variable Rate Loans  Interest Rate Floor        25.0         0.2        0.2
                                                   ----------- -----------
                                                  $   1,426.0 $     (45.7)
                                                   =========== ===========

        The following table presents the Corporation's cash flow hedges' impact to net income.

         Cash Flow Hedges               Three Months Ended September 30, 2001
                                        Impact to Net Interest Income ($000's)           Estimated
                             --------------------------------------------------------   Reclass From
                                                 Components      Reclass                AOCI in Next
              Hedged                           Excluded from       From                   12 Months
               Item           Ineffectiveness Ineffectiveness      AOCI        Total       ($000's)
         -------------------------------------------------------------------------------------------
         Variable Rate Loans $             -- $            -- $     1,666 $     1,666 $       9,363

         Commercial Paper              (1,123)             --      (1,866)     (2,989)       (9,281)

         Fed Funds Purchased               --              --      (2,296)     (2,296)      (14,096)

         FHLB Advances                     --              --        (706)       (706)       (7,705)

         Variable Rate Loans              (37)             --          89          52           156
                               --------------- --------------- ----------- ----------- -------------
                              $        (1,160)$            -- $    (3,113)$    (4,273)$     (21,563)
                               =============== =============== =========== =========== =============

        For the three and nine months ended September 30, 2000, the effect on net interest income resulting from derivative financial instruments was a negative $1.3 million and a negative $1.8 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

  11.   Acquisitions

        The Corporation completed the following acquisitions during the third quarter of 2001:

                On September 21, 2001, the Corporation, through its Metavante subsidiary, completed the purchase of substantially all the assets of the Atlanta-based North American Internet Banking division of Brokat Technologies. The Brokat Financial Applications provide technology for consumer, business and corporate e-banking. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $19.7 million.

                On August 1, 2001 the Corporation completed it merger with National City Bancorporation, a Minneapolis, Minnesota-based bank holding company. National City Bancorporation had assets of $1.1 billion and liabilities of $0.8 billion. There were 4,544,209 new shares issued in the acquisition. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $107.9 million.

                During the third quarter the Corporation completed the acquisition of twelve branches in Arizona. Total assets acquired amounted to $537.9 million of which loans acquired were $344.8 million. Total deposits acquired were $455.2 million. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, recorded in this transaction amounted to $50.0 million.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

        Based on the way the Corporation organizes its segments and the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Corporation has determined that it has two reportable segments. Information with respect to M&I's segments is as follows:


                                   Banking
                                   -------
        Banking consists of two banks headquartered in Wisconsin, with branches in Wisconsin, Arizona, Nevada and Florida, one bank headquartered in Minnesota, one federally chartered thrift headquartered in Nevada, an asset-based lending subsidiary and an operational support subsidiary which includes item processing. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the internet. Intrasegment revenues, expenses and assets have been eliminated in the following information ($ in millions):

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                          ------------------------------  ------------------------------
                                               2001             2000           2001             2000
                                          -------------    -------------  -------------    -------------
         Revenue:
           Net interest income           $       218.8    $       166.0  $       607.1    $       504.2
           Other revenues:
             Unaffiliated customers               71.0             62.6          211.7            197.0
             Affiliated customers                  9.0              5.4           23.8             14.5
                                          -------------    -------------  -------------    -------------
         Total revenues                          298.8            234.0          842.6            715.7

         Expenses:
           Intersegment charges                   19.0             16.2           54.9             43.2
           Other operating expense               119.7            103.8          348.8            314.5
                                          -------------    -------------  -------------    -------------
         Total expenses                          138.7            120.0          403.7            357.7
         Provision for loan
           and lease losses                       11.9              5.8           33.3             21.1
         Income tax expense                       48.1             33.3          131.3            105.3
                                          -------------    -------------  -------------    -------------
         Operating income                $       100.1    $        74.9  $       274.3    $       231.6
                                          =============    =============  =============    =============
         Identifiable assets             $    26,255.0    $    24,481.4  $    26,255.0    $    24,481.4
                                          =============    =============  =============    =============
         Return on tangible equity                21.3 %           17.9 %         19.9 %           19.1 %
                                          =============    =============  =============    =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

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

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                          ------------------------------  ------------------------------
                                               2001             2000           2001             2000
                                          -------------    -------------  -------------    -------------
         Banking revenues:
           Commercial Banking            $       124.0    $       100.1  $       338.9    $       300.3
           Retail Banking                        110.0             93.3          328.4            294.3
           Treasury and Other                     64.8             40.6          175.3            121.1
                                          -------------    -------------  -------------    -------------
         Total banking revenues          $       298.8    $       234.0  $       842.6    $       715.7
                                          =============    =============  =============    =============

         Percent of total
           banking revenue:
           Commercial Banking                     41.5 %           42.8 %         40.2 %           42.0 %
           Retail Banking                         36.8             39.9           39.0             41.1
           Treasury and Other                     21.7             17.3           20.8             16.9
                                          -------------    -------------  -------------    -------------
         Total banking revenues                  100.0 %          100.0 %        100.0 %          100.0 %
                                          =============    =============  =============    =============

         Operating banking income:
           Commercial Banking            $        52.8    $        40.7  $       148.5    $       123.7
           Retail Banking                         20.8             22.9           65.1             76.7
           Treasury and Other                     26.5             11.3           60.7             31.2
                                          -------------    -------------  -------------    -------------
         Total operating banking income  $       100.1    $        74.9  $       274.3    $       231.6
                                          =============    =============  =============    =============

         Percent of total operating
           banking income:
           Commercial Banking                     52.7 %           54.3 %         54.2 %           53.4 %
           Retail Banking                         20.7             30.6           23.7             33.1
           Treasury and Other                     26.6             15.1           22.1             13.5
                                          -------------    -------------  -------------    -------------
         Total operating banking income          100.0 %          100.0 %        100.0 %          100.0 %
                                          =============    =============  =============    =============

         Banking return on
           tangible equity:
           Commercial Banking                     23.6 %           20.7 %         23.5 %           21.8 %
           Retail Banking                         15.1             18.1           15.7             20.1
                                          -------------    -------------  -------------    -------------
         Total banking return
           on tangible equity                     21.3 %           17.9 %         19.9 %           19.1 %
                                          =============    =============  =============    =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

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

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                          ------------------------------  ------------------------------
                                               2001             2000           2001             2000
                                          -------------    -------------  -------------    -------------
         Revenue:
           Net interest expense          $        (0.9)   $        (0.9) $        (2.5)   $        (3.3)
           Other revenues:
             Unaffiliated customers              144.4            144.4          413.3            400.6
             Affiliated customers                 14.8             16.3           46.5             46.4
                                          -------------    -------------  -------------    -------------
         Total revenues                          158.3            159.8          457.3            443.7

         Expenses:
           Intersegment charges                    4.7              2.2           12.9              4.3
           Other operating expense               131.8            125.8          388.0            369.4
                                          -------------    -------------  -------------    -------------
         Total expenses                          136.5            128.0          400.9            373.7
         Income tax expense                        8.9             13.0           23.3             29.0
                                          -------------    -------------  -------------    -------------
         Operating income                $        12.9    $        18.8  $        33.1    $        41.0
                                          =============    =============  =============    =============
         Identifiable assets             $       678.4    $       597.8  $       678.4    $       597.8
                                          =============    =============  =============    =============
         Return on tangible equity                27.7 %           39.1 %         20.8 %           29.9 %
                                          =============    =============  =============    =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

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

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                          ------------------------------  ------------------------------
                                               2001             2000           2001             2000
                                          -------------    -------------  -------------    -------------
         Revenue:
           Net interest income           $         6.7    $         5.2  $        19.2    $        15.6
           Other revenues:
             Unaffiliated customers               39.1             38.7          129.9            132.8
             Affiliated customers                  5.4              3.6           15.1             10.7
                                          -------------    -------------  -------------    -------------
         Total revenues                           51.2             47.5          164.2            159.1

         Expenses:
           Intersegment charges                    7.2              6.8           21.7             21.9
           Other operating expense                26.7             26.5           82.9             79.1
                                          -------------    -------------  -------------    -------------
         Total expenses                           33.9             33.3          104.6            101.0
         Provision for loan
           and lease losses                        0.3              0.1            0.7              0.2
         Income tax expense                        6.8              5.5           23.6             23.0
                                          -------------    -------------  -------------    -------------
         Operating income                $        10.2    $         8.6  $        35.3    $        34.9
                                          =============    =============  =============    =============
         Identifiable assets             $       726.4    $       940.3  $       726.4    $       940.3
                                          =============    =============  =============    =============
         Return on tangible equity                15.6 %           15.1 %         19.1 %           21.1 %
                                          =============    =============  =============    =============

        Total Revenues by type in All Others consist of the following:

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                          ------------------------------  ------------------------------
                                               2001             2000           2001             2000
                                          -------------    -------------  -------------    -------------
         All Others Revenues:
           Trust Services                $        29.7    $        30.4  $        91.0    $        89.5
           Residential Mortgage Banking           10.1              6.7           29.2             19.6
           Capital Markets                         1.3              0.4           12.2             19.0
           Others                                 10.1             10.0           31.8             31.0
                                          -------------    -------------  -------------    -------------
         Total All Others revenues       $        51.2    $        47.5  $       164.2    $       159.1
                                          =============    =============  =============    =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2001 & 2000 (Unaudited)

        Segment information reconciled to the Consolidated Financial Statements is as follows ($ in millions):

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                          ------------------------------  ------------------------------
                                               2001             2000           2001             2000
                                          -------------    -------------  -------------    -------------
         Revenues:
           Banking                       $       298.8    $       234.0  $       842.6    $       715.7
           Data Services                         158.3            159.8          457.3            443.7
           All Others                             51.2             47.5          164.2            159.1
           Corporate overhead                     (4.6)            (5.0)         (15.8)           (14.3)
           Nonrecurring securities losses          0.0            (50.1)         (16.1)           (50.1)
           Intersegment eliminations             (29.6)           (24.8)         (86.2)           (71.6)
                                          -------------    -------------  -------------    -------------
         Consolidated revenues           $       474.1    $       361.4  $     1,346.0    $     1,182.5
                                          =============    =============  =============    =============

         Expenses:
           Banking                       $       138.7    $       120.0  $       403.7    $       357.7
           Data Services                         136.5            128.0          400.9            373.7
           All Others                             33.9             33.3          104.6            101.0
           Corporate overhead                     22.2             15.1           60.3             45.7
           Nonrecurring                           38.0              9.3           89.8              9.3
           Intersegment eliminations             (29.6)           (24.8)         (86.2)           (71.6)
                                          -------------    -------------  -------------    -------------
         Consolidated expenses           $       339.7    $       280.9  $       973.1    $       815.8
                                          =============    =============  =============    =============

         Net income (loss):
           Operating income:
             Banking                     $       100.1    $        74.9  $       274.3    $       231.6
             Data Services                        12.9             18.8           33.1             41.0
             All Others                           10.2              8.6           35.3             34.9
             Corporate overhead                  (16.8)           (11.9)         (47.2)           (35.5)
             Nonrecurring                        (23.0)           (38.8)         (66.3)           (41.1)
                                          -------------    -------------  -------------    -------------
         Consolidated net income         $        83.4    $        51.6  $       229.2    $       230.9
                                          =============    =============  =============    =============

         Assets:
           Banking                       $    26,255.0    $    24,481.4  $    26,255.0    $    24,481.4
           Data Services                         678.4            597.8          678.4            597.8
           All Others                            726.4            940.3          726.4            940.3
           Corporate overhead                    609.2            391.9          609.2            391.9
           Intersegment eliminations            (942.4)        (1,114.2)        (942.4)        (1,114.2)
                                          -------------    -------------  -------------    -------------
         Consolidated assets             $    27,326.6    $    25,297.2  $    27,326.6    $    25,297.2
                                          =============    =============  =============    =============

                          MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                                           Three Months Ended
                                                                              September 30,
                                                                     -----------------------------
                                                                          2001            2000
                                                                     -------------   -------------
        Assets
        ------
        Cash and due from banks                                     $     680,451   $     605,934

        Investment securities:
          Trading securities                                               13,910          26,255
          Short-term investments                                          497,709         307,222
          Other investment securities:
            Taxable                                                     3,753,722       3,875,469
            Tax-exempt                                                  1,268,253       1,323,791
                                                                     -------------   -------------
        Total investment securities                                     5,533,594       5,532,737

        Total loans and leases                                         18,338,194      17,302,910
        Less: Allowance for loan and lease losses                         259,083         236,043
                                                                     -------------   -------------
        Net loans and leases                                           18,079,111      17,066,867

        Premises and equipment, net                                       396,422         376,525
        Accrued interest and other assets                               1,721,717       1,488,725
                                                                     -------------   -------------
        Total Assets                                                $  26,411,295   $  25,070,788
                                                                     =============   =============
        Liabilities and Shareholders' Equity
        ------------------------------------
        Deposits:
          Noninterest bearing                                       $   2,940,571   $   2,638,611
          Interest bearing                                             14,046,651      14,946,173
                                                                     -------------   -------------
        Total deposits                                                 16,987,222      17,584,784

        Funds purchased and security repurchase agreements              2,100,279       2,107,345
        Other short-term borrowings                                     1,816,788       1,263,623
        Long-term borrowings                                            2,079,704       1,235,052
        Accrued expenses and other liabilities                            877,323         708,204
                                                                     -------------   -------------
        Total liabilities                                              23,861,316      22,899,008

        Shareholders' equity                                            2,549,979       2,171,780
                                                                     -------------   -------------
        Total Liabilities and Shareholders' Equity                  $  26,411,295   $  25,070,788
                                                                     =============   =============

                          MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     -----------------------------
                                                                          2001            2000
                                                                     -------------   -------------
        Assets
        Cash and due from banks                                     $     632,168   $     616,892

        Investment securities:
          Trading securities                                               24,642          35,527
          Short-term investments                                          406,882         273,928
          Other investment securities:
            Taxable                                                     4,110,023       4,008,427
            Tax-exempt                                                  1,276,259       1,332,971
                                                                     -------------   -------------
        Total investment securities                                     5,817,806       5,650,853

        Total loans and leases                                         17,944,039      17,033,536
        Less: Allowance for loan and lease losses                         247,376         232,978
                                                                     -------------   -------------
        Net loans and leases                                           17,696,663      16,800,558

        Premises and equipment, net                                       389,317         373,589
        Accrued interest and other assets                               1,609,602       1,461,475
                                                                     -------------   -------------
        Total Assets                                                $  26,145,556   $  24,903,367
                                                                     =============   =============

        Liabilities and Shareholders' Equity
        ------------------------------------
        Deposits:
          Noninterest bearing                                       $   2,776,397   $   2,622,238
          Interest bearing                                             14,509,362      14,648,660
                                                                     -------------   -------------
        Total deposits                                                 17,285,759      17,270,898

        Funds purchased and security repurchase agreements              2,120,859       2,239,946
        Other short-term borrowings                                     1,722,836       1,449,783
        Long-term borrowings                                            1,797,883       1,185,304
        Accrued expenses and other liabilities                            826,055         641,105
                                                                     -------------   -------------
        Total liabilities                                              23,753,392      22,787,036

        Shareholders' equity                                            2,392,164       2,116,331
                                                                     -------------   -------------
        Total Liabilities and Shareholders' Equity                  $  26,145,556   $  24,903,367
                                                                     =============   =============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                 ----------------------------------------------

Net income for the third quarter of 2001 amounted to $83.3 million compared to $51.6 million for the same period in the prior year. Basic and diluted earnings per share were $.78 and $.75 respectively for the three months ended September 30, 2001, compared with $.49 and $.47 respectively for the three months ended September 30, 2000. The return on average assets and average equity were 1.25% and 12.96% for the quarter ended September 30, 2001 and 0.82% and 9.45% for the quarter ended September 30, 2000.

Net income for the current quarter includes certain losses and expenses incurred in connection with the announced acquisitions at the Corporation's Metavante subsidiary. Net income for the third quarter of 2000 includes expenses of the withdrawn IPO of Metavante, expenses associated with the charter consolidation and losses associated with the planned sale of lower yielding assets and investment portfolio realignment. The impact of these items is shown in the following table ($000's):

                                                                    Three Months Ended
                                                                       September 30,
                                                  Pre-tax     --------------------------------
                                                   Effect           2001             2000
                                              ------------------------------------------------
Income as Reported                                           $        83,315  $        51,609

Nonrecurring Losses and Expenses:
  Metavante Subsidiary
    Acquisition related                      $        38,025          23,007
    IPO expenses                                       1,996                            1,476
  Charter consolidation                                4,250                            2,821
  Balance Sheet Management
    Investment securities losses                      50,095                           32,562
    ARM loan sale losses                               3,060                            1,989
                                                              ---------------  ---------------
Total Nonrecurring Losses and Expenses                                23,007           38,848
                                                              ---------------  ---------------
Operating Income                                             $       106,322  $        90,457
                                                              ===============  ===============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the current quarter and previous four quarters. Operating income for the third quarters of 2001 and 2000, excludes the items discussed above. Operating income for the second quarter of 2001, excludes certain losses and expenses incurred in connection with structural changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual value write-downs and the final charge for the charter consolidation initiative. Operating income for the first quarter of 2001 excludes expenses associated with charter consolidations and the cumulative effect of the change in accounting for derivatives and hedging activities while operating income in the fourth quarter of 2000 excludes certain nonrecurring losses and expenses associated with balance sheet restructuring, charter consolidations and the withdrawn Metavante IPO. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

   Summary Consolidated Operating Income Statements and Financial Statistics
   -------------------------------------------------------------------------
                         ($000's except per share data)

                                                        2001                            2000
                                         ----------------------------------   -----------------------
                                            Third      Second       First        Fourth       Third
                                           Quarter     Quarter     Quarter       Quarter     Quarter
                                         ----------------------------------   -----------------------
Interest income                         $  423,248 $   431,447 $   452,434   $   457,503 $   443,265
Interest expense                          (204,746)   (230,213)   (266,655)     (282,738)   (279,200)
                                         ---------- ----------- -----------   ----------- -----------
Net interest income                        218,502     201,234     185,779       174,765     164,065

Provision for loan and lease losses        (12,206)    (10,737)    (11,063)       (8,979)     (5,938)

Net investment securities gains (losses)        24        (119)       (123)         (120)       (110)

Other income                               255,639     254,053     247,084       249,543     247,560

Other expense                             (301,776)   (296,713)   (284,796)     (282,262)   (271,542)
                                         ---------- ----------- -----------   ----------- -----------
Income before taxes                        160,183     147,718     136,881       132,947     134,035
Income tax provision                       (53,861)    (49,665)    (45,754)      (43,230)    (43,578)
                                         ---------- ----------- -----------   ----------- -----------
Operating income                        $  106,322 $    98,053 $    91,127   $    89,717 $    90,457
                                         ========== =========== ===========   =========== ===========
Cash operating income                   $  111,758 $   102,802 $    95,828   $    94,663 $    95,606
                                         ========== =========== ===========   =========== ===========
Per Common Share
  Operating income
    Basic                               $     0.99 $      0.94 $      0.88   $      0.86 $      0.86
    Diluted                                   0.96        0.91        0.85          0.83        0.83
  Cash Operating income
    Basic                               $     1.04 $      0.99 $      0.92   $      0.90 $      0.91
    Diluted                                   1.01        0.95        0.89          0.87        0.88
  Dividends                                  0.290       0.290       0.265         0.265       0.265

Return on Average Equity
  Operating income                           16.54 %     16.80 %     16.20 %       15.92 %     16.57 %
  Cash Operating income                      20.91       20.15       19.60         19.40       20.45

           Summary Consolidated Operating Income Statement Components
           ----------------------------------------------------------
                       as a Percent of Average Total Assets
                       ------------------------------------

                                                        2001                            2000
                                         ----------------------------------   -----------------------
                                            Third      Second       First        Fourth       Third
                                           Quarter     Quarter     Quarter       Quarter     Quarter
                                         ----------------------------------   -----------------------
Interest income (FTE)                         6.48 %      6.78 %      7.16 %        7.27 %      7.16 %
Interest expense                             (3.08)      (3.55)      (4.15)        (4.42)      (4.43)
                                         ---------- ----------- -----------   ----------- -----------
Net interest income                           3.40        3.23        3.01          2.85        2.73

Provision for loan and lease losses          (0.18)      (0.17)      (0.17)        (0.14)      (0.10)

Net investment securities gains (losses)        --          --          --            --          --

Other income                                  3.84        3.92        3.85          3.90        3.93

Other expense                                (4.53)      (4.58)      (4.45)        (4.41)      (4.31)
                                         ---------- ----------- -----------   ----------- -----------
Income before taxes                           2.53        2.40        2.24          2.20        2.25
Income tax provision                         (0.93)      (0.89)      (0.82)        (0.80)      (0.81)
                                         ---------- ----------- -----------   ----------- -----------
Return on average assets
  based on operating income                   1.60 %      1.51 %      1.42 %        1.40 %      1.44 %
                                         ========== =========== ===========   =========== ===========
Return on tangible average assets
  based on cash operating income              1.71 %      1.61 %      1.51 %        1.50 %      1.54 %
                                         ========== =========== ===========   =========== ===========


                              NET INTEREST INCOME
                              -------------------
Net interest income for the third quarter of 2001 amounted to $218.5 million compared to $164.1 million reported for the third quarter of 2000. The reduction in interest rates since early January along with loan growth and increased spreads on loan products and the impact of the purchase acquisitions of National City and the Arizona branches contributed to the $54.4 million increase in net interest income. Factors negatively affecting net interest income included a shift in the mix to lower spread bank-issued deposit products, the ongoing process of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements, reduced spreads on core deposits due to interest rate declines, the cost of treasury share repurchases and the cost of acquisitions.

Average earning assets in the third quarter of 2001 increased $1.0 billion or 4.5% compared to the same period a year ago. Average loans, including securitized adjustable rate mortgage loans (ARMs), accounted for $1.3 billion of the growth in earning assets compared to the third quarter of last year. Average investment securities, excluding securitized ARMs, declined $0.4 billion while other earning assets increased $0.1 billion. The Corporation estimates that approximately $0.8 billion of average earning assets in the three months ended September 30, 2001, are attributable to the purchase acquisitions of National City and the Arizona branches.

Average interest bearing liabilities increased $0.5 billion or 2.5% in the third quarter of 2001 compared to the same period in 2000. Since the third quarter of 2000, average interest bearing deposits decreased $0.9 billion while average total short-term borrowings increased $0.5 billion and average long-term borrowings increased $0.8 billion. The Corporation estimates that approximately $0.5 billion of average interest bearing liabilities in the three months ended September 30, 2001, are attributable to the purchase acquisitions of National City and the Arizona branches.

Average noninterest bearing deposits increased $0.3 billion or 11.4% compared to the same period last year. Approximately $0.1 billion of average noninterest bearing deposits in the three months ended September 30, 2001, are attributable to the purchase acquisitions of National City and the Arizona branches.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. Securitized ARM loans which are classified in the consolidated balance sheets as investment securities available for sale are included to provide a more meaningful comparison ($ in millions):

              Consolidated Average Loans, Leases and Securitized ARMs
              -------------------------------------------------------

                                             2001                         2000             Growth Pct.
                              ---------------------------------  --------------------- -------------------
                                  Third     Second      First      Fourth      Third                Prior
                                 Quarter    Quarter    Quarter     Quarter    Quarter     Annual   Quarter
                              ---------------------------------  --------------------- -------------------
Commercial
----------
  Commercial                  $    5,640 $    5,328 $    5,258  $    5,042 $    4,950     13.9 %     5.8 %

  Commercial real estate
    Commercial mortgages           4,831      4,625      4,429       4,300      4,219     14.5       4.4
    Construction                     520        538        495         469        450     15.6      (3.3)
                               ---------- ---------- ----------  ---------- ---------- --------  --------
  Total commercial real estate     5,351      5,163      4,924       4,769      4,669     14.6       3.6

  Commercial lease financing         394        382        385         377        360      9.7       3.1
                               ---------- ---------- ----------  ---------- ---------- --------  --------
  Total Commercial                11,385     10,873     10,567      10,188      9,979     14.1       4.7

Personal
--------
  Residential real estate
    Residential mortgages          2,303      2,384      2,409       2,740      3,168    (27.3)     (3.4)
    Construction                     120        122        126         123        117      2.8      (1.5)
    Securitized ARM loans            638        734        828         523        375     70.1     (13.2)
                               ---------- ---------- ----------  ---------- ---------- --------  --------
  Total residential real estate    3,061      3,240      3,363       3,386      3,660    (16.4)     (5.5)

  Personal loans
    Student                           94        133        134         119        108    (13.2)    (29.1)
    Credit card                      174        184        190         187        171      1.8      (5.3)
    Home equity loans and lines    2,723      2,641      2,647       2,462      2,261     20.4       3.1
    Other                            927        864        850         852        883      5.0       7.2
                               ---------- ---------- ----------  ---------- ---------- --------  --------
  Total personal loans             3,918      3,822      3,821       3,620      3,423     14.5       2.5

  Personal lease financing           612        668        695         698        616     (0.7)     (8.4)
                               ---------- ---------- ----------  ---------- ---------- --------  --------
  Total personal                   7,591      7,730      7,879       7,704      7,699     (1.4)     (1.8)
                               ---------- ---------- ----------  ---------- ---------- --------  --------
Total Consolidated Average
  Loans, Leases and ARMs      $   18,976 $   18,603 $   18,446  $   17,892 $   17,678      7.3 %     2.0 %
                               ========== ========== ==========  ========== ========== ========  ========
Total Consolidated Average
  Loans and Leases            $   18,338 $   17,869 $   17,618  $   17,369 $   17,303      6.0 %     2.6 %
                               ========== ========== ==========  ========== ========== ========  ========

Compared with the third quarter of 2000, total consolidated average loans, leases and securitized ARMs increased $1.3 billion or 7.3%. Approximately $0.7 billion of average total consolidated loans, leases and ARMs in the third quarter of 2001 are attributable to the National City and Arizona branch acquisitions. Other factors affecting the year to year comparison include: the Corporation sold approximately $46 million of student loans in the second quarter of 2001, acquired $341 million of home equity loans and lines related to its private-label banking services in the fourth quarter of 2000 and sold $300.8 million of portfolio ARM loans in the third quarter of 2000. Also, beginning in the third quarter of 2000, the Corporation began securitizing indirect auto loans. Indirect auto loans securitized and sold in 2000 amounted to $223 million and for the nine months ended September 30, 2001 amounted to $274 million. The Corporation anticipates that indirect auto loan origination will continue to be securitized and sold in future quarters.

Compared with the second quarter of 2001 and excluding the effects of the banking related acquisitions, total consolidated average loans, leases and securitized ARMs decreased $0.3 billion or 1.6%. The decrease in total average commercial loans reflects a slowing in loan demand and the Corporation's decision to move certain relationships out of M&I and to other institutions. Average personal loans were relatively unchanged as portfolio decreases in auto leases and student loans, tighter spread products, were offset by growth in consumer and home equity portfolios, both wider spread products. The decline in average residential real estate loans reflects increased prepayment experience as well as the continued strategy of selling residential real estate loan production in the secondary market. Residential real estate loans originated and sold to investors amounted to $1.5 billion in the first nine months of 2001 compared to $393 million in the first nine months of the prior year.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      -----------------------------

                                             2001                         2000             Growth Pct.
                              ---------------------------------  --------------------- -------------------
                                  Third     Second      First      Fourth      Third                Prior
                                 Quarter    Quarter    Quarter     Quarter    Quarter     Annual   Quarter
                              ---------------------------------  --------------------- -------------------
Bank issued deposits
  Noninterest bearing deposits
    Commercial                $    1,969 $    1,779 $    1,639  $    1,716 $    1,694     16.2 %    10.7 %
    Personal                         608        601        583         582        572      6.4       1.2
    Other                            364        347        436         428        373     (2.6)      4.6
                               ---------- ---------- ----------  ---------- ---------- --------  --------
  Total noninterest
    bearing deposits               2,941      2,727      2,658       2,726      2,639     11.4       7.8

  Interest bearing deposits
    Savings & NOW                  1,784      1,719      1,720       1,760      1,826     (2.3)      3.8
    Money market                   5,563      5,368      5,111       4,855      4,580     21.5       3.6
    Foreign activity                 640        532        476         476        402     59.1      20.2
                               ---------- ---------- ----------  ---------- ---------- --------  --------
  Total interest
    bearing deposits               7,987      7,619      7,307       7,091      6,808     17.3       4.8

  Time deposits
    Other CDs & time deposits      3,167      3,202      3,397       3,452      3,394     (6.7)     (1.1)
    CDs greater than $100,000        751        750        820         856        874    (14.1)      0.1
                               ---------- ---------- ----------  ---------- ---------- --------  --------
  Total time deposits              3,918      3,952      4,217       4,308      4,268     (8.2)     (0.9)
                               ---------- ---------- ----------  ---------- ---------- --------  --------
Total bank issued deposits        14,846     14,298     14,182      14,125     13,715      8.2       3.8

Wholesale deposits
  Money market                        --        222        762         703        668   (100.0)   (100.0)
  Brokered CDs                     1,517      1,740      1,795       1,780      1,653     (8.2)    (12.8)
  Foreign time                       624        939        939       1,566      1,549    (59.7)    (33.6)
                               ---------- ---------- ----------  ---------- ---------- --------  --------
Total wholesale deposits           2,141      2,901      3,496       4,049      3,870    (44.7)    (26.2)
                               ---------- ---------- ----------  ---------- ---------- --------  --------
Total consolidated
  average deposits            $   16,987 $   17,199 $   17,678  $   18,174 $   17,585     (3.4)%    (1.2)%
                               ========== ========== ==========  ========== ========== ========  ========

Average bank issued deposits increased $1.1 billion or 8.2% in the third quarter of 2001 compared to the third quarter of 2000. Average bank issued deposits associated with the acquisitions in the third quarter of 2001 were approximately $0.4 billion. As part of its private-label banking services, the Corporation acquired $354 million of deposits late in 2000. Excluding the effect of the current acquisitions, average money market index accounts accounted for approximately $1.0 billion of the growth in average bank issued deposits while savings and NOW and money market savings declined $71 million and bank issued money market savings decreased $161 million. This shift in mix had an adverse impact on the interest margin. Noninterest bearing deposits, excluding acquisitions, increased $189 million . Excluding acquisitions, average CDs and time deposits declined $0.5 billion. M&I's markets have experienced some irrational pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels which the Corporation has elected not to pursue.

Compared with the third quarter of 2000, average wholesale deposits declined $1.7 billion or 44.7% and were replaced, in part, with borrowings. The decrease in wholesale deposits reflects in part, M&I electing during the second quarter to discontinue a contractual institutional relationship that would have repriced to levels above comparable funding alternatives.

Compared with the second quarter of 2001 and excluding the effects of the banking related acquisitions, total consolidated average deposits decreased $0.7 billion. Average bank issued deposits increased $0.1 billion and consisted of growth in noninterest bearing deposits and interest bearing activity accounts of $ 0.1 billion and $0.2 billion, respectively, and which was offset by a decline in average time deposits of $0.2 billion. Average wholesale deposits decreased $0.8 billion.

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

                                                Three Months Ended               Three Months Ended
                                                September 30, 2001               September 30, 2000
                                         ------------------------------   ------------------------------
                                                               Average                          Average
                                          Average             Yield or     Average             Yield or
                                          Balance   Interest  Cost (b)     Balance   Interest  Cost (b)
                                         ------------------------------   ------------------------------
Loans and leases (a)                    $ 18,975.7 $   351.3      7.35 % $ 17,677.6 $   364.5      8.20 %

Investment securities:
  Taxable                                  3,116.2      52.6      6.89      3,500.8      57.8      6.47
  Tax Exempt (a)                           1,268.3      22.8      7.21      1,323.8      23.3      7.06

Other short-term investments (a)             511.6       4.5      3.50        333.4       5.3      6.34
                                         ---------- --------- ---------   ---------- --------- ---------
Total interest earning assets           $ 23,871.8 $   431.2      7.20 % $ 22,835.6 $   450.9      7.84 %
                                         ========== ========= =========   ========== ========= =========

Money market savings                    $  5,563.6 $    42.9      3.06 % $  5,248.2 $    72.8      5.52 %
Regular savings & NOW                      1,784.1       5.1      1.14      1,826.0       7.1      1.55
Other CDs & time deposits                  4,430.7      62.1      5.56      5,345.1      80.3      5.98
CDs greater than $100 & Brokered CDs       2,268.2      19.7      3.44      2,526.9      41.7      6.56
                                         ---------- --------- ---------   ---------- --------- ---------
Total interest bearing deposits           14,046.6     129.8      3.67     14,946.2     201.9      5.37

Short-term borrowings                      3,917.1      46.3      4.69      3,371.0      55.4      6.54
Long-term borrowings                       2,079.7      28.7      5.47      1,235.0      21.9      7.06
                                         ---------- --------- ---------   ---------- --------- ---------
Total interest bearing liabilities      $ 20,043.4 $   204.8      4.05 % $ 19,552.2 $   279.2      5.68 %
                                         ========== ========= =========   ========== ========= =========
Net interest margin (FTE) as a
  percent of average earning assets                $   226.4      3.78 %            $   171.7      2.99 %
                                                    ========= =========              ========= =========
Net interest spread (FTE)                                         3.15 %                           2.16 %
                                                              =========                        =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets decreased 64 basis points since the third quarter of 2000, which had a negative impact on interest income (FTE) of approximately $39.5 million. The increase in the yield of taxable investment securities reflects the Corporation's realignment of its available for sale investment securities portfolio through the sale and purchase of approximately $1.6 billion of U.S. Government Agency securities during the third quarter of 2000. The increase in the volume of earning assets, primarily loans and securitized ARMs, increased interest income by approximately $19.8 million compared with the third quarter of 2000. The cost of interest bearing deposits decreased 170 basis points from the same quarter of the previous year which reflects rate declines as well as less reliance on wholesale deposits offset by the shift in the bank issued deposit mix as previously discussed. Short-term borrowing costs decreased 185 basis points and long-term borrowing costs decreased 159 basis points compared with the third quarter of 2000. The overall decrease in the cost of interest bearing liabilities of 163 basis points decreased interest expense by approximately $82.4 million while the increase in the volume of interest bearing liabilities increased interest expense by approximately $8.0 million.

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


           PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
           ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of September 30, 2001 and the prior four quarters.

                            NONPERFORMING ASSETS
                            --------------------
                                  ($000's)

                                                        2001                            2000
                                         ----------------------------------   -----------------------
                                            Third      Second       First        Fourth       Third
                                           Quarter     Quarter     Quarter       Quarter     Quarter
                                         ----------------------------------   -----------------------
Nonaccrual                              $  163,946 $   137,355 $   130,640   $   121,425 $   116,682

Renegotiated                                   389         249         560           614         658

Past due 90 days or more                     7,185       7,166       7,080         7,371       7,295
                                         ---------- ----------- -----------   ----------- -----------
Total nonperforming loans and leases       171,520     144,770     138,280       129,410     124,635

Other real estate owned                      5,842       3,671       3,790         3,797       3,804
                                         ---------- ----------- -----------   ----------- -----------
Total nonperforming assets              $  177,362 $   148,441 $   142,070   $   133,207 $   128,439
                                         ========== =========== ===========   =========== ===========
Allowance for loan and lease losses     $  264,736 $   244,486 $   240,348   $   235,115 $   232,690
                                         ========== =========== ===========   =========== ===========

                          CONSOLIDATED STATISTICS
                          -----------------------

                                                        2001                            2000
                                         ----------------------------------   -----------------------
                                            Third      Second       First        Fourth       Third
                                           Quarter     Quarter     Quarter       Quarter     Quarter
                                         ----------------------------------   -----------------------
Net Charge-offs (Recoveries) to
  average loans and leases annualized         0.24 %      0.15 %      0.13 %        0.16 %      0.17 %
Total nonperforming loans and leases
  to total loans and leases                   0.90        0.81        0.78          0.74        0.72
Total nonperforming assets to total loans
  and leases and other real estate owned      0.93        0.83        0.80          0.76        0.74
Allowance for loan and lease losses
  to total loans and leases                   1.39        1.37        1.35          1.34        1.34
Allowance for loan and lease losses
  to nonperforming loans and leases            154         169         174           182         187

                       NONACCRUAL LOANS AND LEASES BY TYPE
                       -----------------------------------
                                     ($000's)

                                                        2001                            2000
                                         ----------------------------------   -----------------------
                                            Third      Second       First        Fourth       Third
                                           Quarter     Quarter     Quarter       Quarter     Quarter
                                         ----------------------------------   -----------------------
Commercial
  Commercial, financial & agricultural  $   78,623 $    54,576 $    50,273   $    49,965 $    39,203
  Lease financing receivables                2,022       1,892       2,959         1,921       2,046
                                         ---------- ----------- -----------   ----------- -----------
Total commercial                            80,645      56,468      53,232        51,886      41,249

Real estate
  Construction & land development            1,063       2,590       2,584         2,896       2,929
  Commercial mortgage                       38,117      38,440      38,797        35,011      42,246
  Residential mortgage                      42,147      38,389      34,244        29,895      28,155
                                         ---------- ----------- -----------   ----------- -----------
Total real estate                           81,327      79,419      75,625        67,802      73,330

Personal                                     1,974       1,468       1,783         1,737       2,103
                                         ---------- ----------- -----------   ----------- -----------
Total nonaccrual loans and leases       $  163,946 $   137,355 $   130,640   $   121,425 $   116,682
                                         ========== =========== ===========   =========== ===========

             RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
             -----------------------------------------------------
                                     ($000's)

                                                        2001                            2000
                                         ----------------------------------   -----------------------
                                            Third      Second       First        Fourth       Third
                                           Quarter     Quarter     Quarter       Quarter     Quarter
                                         ----------------------------------   -----------------------
Beginning balance                       $  244,486 $   240,348 $   235,115   $   232,690 $   234,119

Provision for loan and lease losses         12,206      10,737      11,063         8,979       5,938

Allowance of banks and loans acquired       19,151          --          --         1,270          --

Allowance transfer for loan securitizations     --          --          --        (1,022)         --

Loans and leases charged-off
  Commercial                                 5,266       3,607       2,577         2,253       5,210
  Real estate                                3,768       1,734       2,075         3,267         943
  Personal                                   2,768       2,561       2,383         2,629       2,285
  Leases                                       450         770         496           397         193
                                         ---------- ----------- -----------   ----------- -----------
Total charge-offs                           12,252       8,672       7,531         8,546       8,631

Recoveries on loans and leases
  Commercial                                   362       1,042         515           429         436
  Real estate                                  357         403         410           645         291
  Personal                                     354         531         728           627         508
  Leases                                        72          97          48            43          29
                                         ---------- ----------- -----------   ----------- -----------
Total recoveries                             1,145       2,073       1,701         1,744       1,264
                                         ---------- ----------- -----------   ----------- -----------
Net loans and leases
  charge-offs (recoveries)                  11,107       6,599       5,830         6,802       7,367
                                         ---------- ----------- -----------   ----------- -----------
Ending balance                          $  264,736 $   244,486 $   240,348   $   235,115 $   232,690
                                         ========== =========== ===========   =========== ===========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At September 30, 2001, OREO acquired in satisfaction of debts amounted to $5.4 million and branch premises held for sale amounted to $0.4 million. Approximately $2.8 million of OREO acquired in satisfaction of debts relates to the National City acquisition.

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

At September 30, 2001, nonperforming loans and leases amounted to $171.5 million or 0.90% of consolidated loans and leases of $19.0 billion, an increase of $26.8 million or 18.5% since June 30, 2001. Nonaccrual loans and leases, primarily commercial loans, accounted for the increase compared to the prior quarter. At September 30, 2001, approximately $26.6 million of nonperforming loans are related to recent acquisitions.

Net charge-offs amounted to $11.1 million or 0.24% of average loans in the third quarter of 2001 compared with net charge-offs of $6.6 million or 0.15% of average loans in the second quarter of 2001 and $7.4 million or 0.17% of average loans in the third quarter of the prior year.

In light of the events of September 11th, the Corporation performed additional assessments of its loans to certain industries which may have become more vulnerable. These include loans to airlines, travel and leisure industries, auto suppliers and other transportation related industries and insurance. The Corporation has concluded that there are no large concentrations of loans or unusual draw down activity with respect to the loans to these industries. In addition, nonperforming loans and loans considered problem or watch type credits (loans considered to have a higher risk of becoming nonperforming) to these industries appear to be representative of the rest of portfolio. Only through the passage of time, over future quarters, will the Corporation be able to determine the strength of those borrowers.

The allowance for loan and lease losses represents management's estimate of probable losses which have occurred as of the date of the financial statements. In determining the adequacy of the reserve the Corporation evaluates the reserves necessary for specific nonperforming loans and also estimates losses in other loans and leases. As a result, the allowance for loans and leases contains the following components:

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

        Allocated reserve. The amount of the allocated portion of the loss reserve is determined by reserving factors assigned to loans and leases based on the Corporation's historical loss experience. Line officers and loan committees are responsible for continually assigning grades to commercial loan types based on standards established in the Corporation's loan policies and adherence to the standards is closely monitored by the Corporation's Loan Review Group. Loan grades are similar to, but generally more conservative than, regulatory classifications.
        In addition, reserving factors are applied to retail and smaller balance ungraded credits as well as specialty loan products such as credit card, student loans and mortgages. Reserving factors are derived and are determined based on such factors as historical charge-off experience, remaining life, and industry practice for reserve levels. The use of industry practice is intended to prevent an understatement of reserves based upon an over-reliance on historical charge-offs during favorable economic conditions.

        Management determines a portion of the allocated loss reserve based on factors that cannot be associated with a specific credit. These factors include management's subjective evaluation of local, national and international economic and business conditions, changes to underwriting standards and marketing channels such as use of centralized retail and small business credit centers, trends towards higher advance rates and longer amortization periods and the impact of acquisitions on the Corporation's credit risk profile as well as management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $264.7 million at September 30, 2001 compared to $244.5 million at June 30, 2001. The level of reserve reflects management's belief that losses in the loan and lease portfolio were larger than would otherwise be suggested by the Corporation's favorable charge-off experience in recent years; the Corporation's experience, as most recently evidenced in the current quarter as well as the second and third quarters of 2000, of larger losses in commercial and commercial real estate loans in brief periods at particular points in economic cycles; and the view that the absolute level of the allowance should not decline appreciably given the continued slowing of economic prosperity.


                                OTHER INCOME
                                ------------
Total other income in the third quarter of 2001 amounted to $255.7 million compared to $197.4 million in the same period last year. Included in other income in the third quarter of the prior year was $50.1 million of investment securities losses associated with Corporation's realignment of its investment portfolio as previously discussed. Excluding the securities losses, total other income increased $8.2 million or 3.3% compared to the third quarter of last year.

Total data processing services revenue amounted to $144.4 million in the third quarter of 2001 compared to $145.3 million in the third quarter of 2000. e-Finance solutions revenue in the third quarter of 2000 includes buyout fees of $13.7 million compared to $0.8 million in the same quarter this year. Excluding buyout fees, e-Finance solutions revenue increased $8.6 million or 37.1% which reflects growth in electronic bill presentment and payment and electronic banking products for businesses and consumers. Financial technology solutions revenue, the traditional outsourcing business, increased $6.0 million primarily due to buyout fees. This largest source of data processing services revenue is projected to grow at single digit levels during 2001 due to continued bank consolidation and a weaker economy. Professional services fees and software revenue declined primarily due to lower software consulting fees. Other revenue declined primarily due to lower professional services revenue.

Item processing revenue amounted to $11.7 million in the third quarter of 2001 compared to $13.1 million in the third quarter of 2000 and $12.0 million in the second quarter of 2001. The slight revenue decline compared to the second quarter represents some lost activity as a result of the events of September 11th. By month-end transaction activity had returned to normal run rate levels.

Trust services revenue amounted to $30.1 million in the third quarter of 2001, an increase of $0.2 million compared to $29.9 million in the third quarter of 2000. Strong sales have offset declines in managed asset values. Trust services revenue is largely derived from asset-based fees. With declining equity markets and the continued movement of funds from higher fee equity funds to lower fee fixed income or money market funds, maintaining year-over-year revenue growth in the current market environment will be a continuing challenge.

Service charges on deposits increased $2.5 million or 13.4% and amounted $21.2 million in the third quarter of 2001. National City accounted for approximately $0.6 million of the revenue in the third quarter of 2001. The remainder of the increase was primarily attributable to service charges on commercial demand accounts.

Mortgage banking revenue increased $5.3 million in the third quarter of 2001 compared to the third quarter of 2000. Gains on the sale of mortgage loans accounted for the majority of the increase which reflects the increased origination and sale activity as previously discussed.

Other income in the third quarter of 2001 amounted to $30.0 million compared to $28.5 million in the third quarter of 2000, an increase of $1.5 million or 5.0%. The increase in gains and income from indirect auto securitizations, which began in the third quarter of 2000 as previously discussed, accounted for the majority of the increase.


                               OTHER EXPENSE
                               -------------
Total other expense for the three months ended September 30, 2001, amounted to $339.8 million compared to $280.8 million for the three ended September 30, 2000.

Non recurring expenses in the third quarter of 2001 consisted of the following:

        As previously announced, transition expenses incurred in the third quarter in conjunction with the second quarter acquisitions of Derivion and Cyberbills amounted to approximately $3.5 million of which $1.6 million is attributable to salaries and benefits. The Corporation estimates that transition expenses in the fourth quarter with respect to these acquisitions will also be approximately $3.5 million.

        Nonrecurring costs related to the third quarter acquisition of Brokat's North American internet banking operations by Metavante amounted to approximately $34.5 million. In conjunction with this acquisition four locations and five technology platforms will be consolidated resulting in severance of $3.8 million and facility closure charges of approximately $10.2 million. Write-offs of existing technology and software which will be replaced by Brokat's software amounted to $20.5 million.

Non recurring expenses in the third quarter of 2000 consisted of the following:

        As previously discussed, the Corporation sold $300.8 million of portfolio ARM loans as part of its balance sheet management strategy and realized losses of $3.1 million.

        Organizational costs associated with Metavante's withdrawn IPO amounted to $2.0 million.

        Single charter related expenses incurred amounted to $4.2 million.

Excluding these nonrecurring charges, total other operating expense amounted to $301.8 million in the third quarter of 2001 compared to $271.5 million in the third quarter of 2000, an increase of $30.3 million or 11.1%.

Approximately $8.8 million of operating expenses in the third quarter of 2001 were attributable to purchase acquisitions which were included in M&I's operating expenses since the merger dates.

The Corporation's nonbanking businesses, especially its Data Services segment ("Metavante"), continue to be the primary contributors to operating expense growth. Excluding salaries and benefits expense and the effect of acquisitions, Metavante operating expense growth represents over half of all of the consolidated operating expense growth and reflects the cost of ongoing investments in software, technology research and development and infrastructure in potentially high-growth areas.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 2001 and 2000 and December 31, 2000 are:

                                        Three Months  Three Months  Three Months
                                            Ended         Ended         Ended
                                        September 30,  December 31, September 30,
                                             2001          2000          2000
                                        ------------- ------------- -------------
Consolidated Corporation                       62.6 %        65.4 %        64.8 %

Consolidated Corporation Excluding Metavante
  Including Intangible Amortization            52.5 %        55.8 %        56.4 %

  Excluding Intangible Amortization            50.4 %        53.4 %        54.1 %

Salaries and employee benefits expense amounted to $179.5 million in the third quarter of 2001 including the severance and transitional charges of $5.4 million previously discussed. Excluding the charge, salaries and benefits expense amounted to $174.1 million compared to $162.2 million in the third quarter of 2000, an increase of $11.9 million or 7.3%. Operating salaries and employee benefits expense associated with acquisitions accounted for $5.7 million of the increase. Continued adverse claims experience in employee health plans added $3.1 million to expense in the current quarter compared to the same period in the prior year.

Nonrecurring charges included in occupancy and equipment expense in the third quarter of 2001 amounted to approximately $6.8 million. Excluding these items, occupancy and equipment expense in the third quarter of 2001 amounted to $45.2 million and increase of $3.1 million since the third quarter of 2000. Occupancy and equipment expense associated with the current period acquisitions accounted for approximately $1.6 million of the increase.

Excluding the effect of acquisitions, Metavante's operating expense growth accounted for approximately $1.5 million or 68% of the increase in software, supplies and printing and processing expenses and accounted for all of the decline in professional fees in the third quarter of 2001 compared to the third quarter of 2000. Expenses contributed by the acquisitions for these items were approximately $0.9 million.

Approximately $1.3 million of intangible amortization in the third quarter of 2001 represents write-downs of existing intangibles impaired as a result of the Brokat acquisition.

Other expense amounted to $55.4 million in the third quarter of 2001. Included in this category in the current quarter were nonrecurring charges aggregating $23.9 million associated with Metavante's acquisitions. Excluding these charges, other expense amounted to $31.5 million in the current quarter compared to $18.2 million in the third quarter of last year, an increase of $13.3 million. Customer related expense, including advertising and promotion, was $2.5 million higher in the current quarter compared to the same period last year. Recourse liability obligation reversals amounted to $1.4 million in the third quarter of 2000.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion capitalization was $10.8 million in the third quarter of 2000 and in the current quarter amounted to $2.8 million resulting in an increase of $8.0 million in other expense in the third quarter of 2001 compared to third quarter of 2000.


                            INCOME TAXES
                            ------------
The provision for income taxes for the three months ended September 30, 2001 amounted to $38.8 million or 31.8% of pre-tax income compared to $23.0 million or 30.9% of pre-tax income for the three months ended September 30, 2000.


              NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              ---------------------------------------------
Net income for the nine months ended September 30, 2001 amounted to $229.2 million compared to $230.8 million in the same period of 2000. Basic and diluted earnings per share were $2.17 and $2.11, respectively for the nine months ended September 30, 2001 compared to $2.19 and $2.12, respectively for the same period last year. The year to date return on average equity was 12.81% in the current period and 14.57% for the nine months ended September 30, 2000.

Net income for the first nine months of 2001, includes certain losses and expenses incurred in connection with the previously announced structural changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual value write-downs, the final charge for the charter consolidation and the cumulative effect of the change in accounting for derivatives and hedging activities. Net income for the first nine months of the prior year includes the cumulative effect of the change in accounting for certain conversion services provided by Metavante as well as security losses and losses from the sale of ARM loans, single charter expenses and expenses associated with the withdrawn IPO of Metavante. The impact of these items is shown in the following table ($000's):

                                                                    Three Months Ended
                                                                       September 30,
                                                  Pre-tax     --------------------------------
                                                   Effect           2001             2000
                                              ------------------------------------------------
Income as Reported                                           $       229,164  $       230,792

Nonrecurring Losses and Expenses:
  Metavante Subsidiary
    Reduction in force and realignment       $        11,028
    Investment losses                                 12,706
    IPO expenses                                       1,996
    Acquisition related                               45,219
                                              --------------- ---------------  ---------------
Total Metavante Subsidiary                            70,949          41,594            1,476

Balance Sheet Management
  Investment securities losses                        50,095              --           32,562
  Losses from sale of ARM loans                        3,060              --            1,989
Auto Lease Residual Value Write-downs                 25,000          15,843               --
Charter Consolidations 2001                           11,952           8,465               --
Charter Consolidations 2000                            4,250              --            2,821
Change in Accounting:
  Derivatives and Hedging Activities                     671             436               --
  Conversion Services - Metavante                      3,811              --            2,279
                                                              ---------------  ---------------
Total Nonrecurring Losses and Expenses                                66,338           41,127
                                                              ---------------  ---------------
Operating Income                                             $       295,502  $       271,919
                                                              ===============  ===============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the nine months ended September 30, 2001 and 2000, respectively. Operating income for the nine months ended September 30, 2001, and 2000, excludes the nonrecurring items previously discussed. "Cash operating income" and related statistics is operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

  Summary Consolidated Operating Income Statements and Financial Statistics
  -------------------------------------------------------------------------
                           ($000's except per share data)

                                              Nine Months Ended
                                                 September 30,
                                        ----------------------------
                                             2001          2000
                                        -------------  -------------
Interest income                        $   1,307,129  $   1,290,479
Interest expense                            (701,614)      (792,238)
                                        -------------  -------------
Net interest income                          605,515        498,241

Provision for loan and lease losses          (34,006)       (21,373)

Net investment securities gains                 (218)         1,171

Other income                                 756,776        733,128

Other expense                               (883,285)      (806,520)
                                        -------------  -------------
Income before taxes                          444,782        404,647
Income tax provision                        (149,280)      (132,728)
                                        -------------  -------------
Operating income                       $     295,502  $     271,919
                                        =============  =============
Cash operating income                  $     310,387  $     286,116
                                        =============  =============
Per Common Share
  Operating income
    Basic                               $       2.81  $        2.58
    Diluted                                     2.72           2.49
  Cash Operating income
    Basic                               $       2.96  $        2.72
    Diluted                                     2.85           2.62
  Dividends                                    0.845          0.770

Return on Average Equity
  Operating income                             16.52 %        17.16 %
  Cash Operating income                        20.24          21.28

           Summary Consolidated Operating Income Statement Components
           ----------------------------------------------------------
                      as a Percent of Average Total Assets
                      ------------------------------------

                                              Nine Months Ended
                                                 September 30,
                                        ----------------------------
                                             2001          2000
                                        -------------  -------------
Interest income (FTE)                           6.80 %         7.05 %
Interest expense                               (3.58)         (4.25)
                                        -------------  -------------
Net interest income                             3.22           2.80

Provision for loan and lease losses            (0.17)         (0.11)

Net investment securities gains                 0.00           0.01

Other income                                    3.87           3.93

Other expense                                  (4.53)         (4.33)
                                        -------------  -------------
Income before taxes                             2.39           2.30
Income tax provision                           (0.88)         (0.84)
                                        -------------  -------------
Return on average assets
  based on operating income                     1.51 %         1.46 %
                                        =============  =============
Return on tangible average assets
  based on cash operating income                1.61 %         1.55 %
                                        =============  =============

The increase in operating income was primarily due to growth in net interest income of $107.3 million or 21.5%. Other income increased 3.2% and was driven by data processing services and mortgage banking revenue. The provision for loan and lease losses increased $12.6 million and other operating expenses increased $76.8 million.

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

                                                Nine Months Ended                Nine Months Ended
                                                September 30, 2001               September 30, 2000
                                         ------------------------------   ------------------------------
                                                               Average                          Average
                                          Average             Yield or     Average             Yield or
                                          Balance   Interest  Cost (b)     Balance   Interest  Cost (b)
                                         ------------------------------   ------------------------------
Loans and leases (a)                    $ 18,676.7 $ 1,076.6      7.71 % $ 17,434.1 $ 1,052.4      8.07 %

Investment securities:
  Taxable                                  3,377.4     171.9      6.97      3,607.8     176.2      6.38
  Tax Exempt (a)                           1,276.2      68.5      7.26      1,333.0      71.0      7.16

Other short-term investments (a)             431.5      13.4      4.14        309.5      14.3      6.17
                                         ---------- --------- ---------   ---------- --------- ---------
Total interest earning assets           $ 23,761.8 $ 1,330.4      7.52 % $ 22,684.4 $ 1,313.9      7.71 %
                                         ========== ========= =========   ========== ========= =========

Money market savings                    $  5,674.2 $   168.5      3.97 % $  5,135.6 $   200.0      5.20 %
Regular savings & NOW                      1,741.2      15.9      1.22      1,874.7      23.8      1.69
Other CDs & time deposits                  4,637.5     197.8      5.70      5,446.6     234.3      5.75
CDs greater than $100 & Brokered CDs       2,456.4      90.7      4.94      2,191.8     102.0      6.22
                                         ---------- --------- ---------   ---------- --------- ---------
Total interest bearing deposits           14,509.3     472.9      4.36     14,648.7     560.1      5.11

Short-term borrowings                      3,843.7     149.7      5.21      3,689.7     173.0      6.26
Long-term borrowings                       1,797.9      79.1      5.88      1,185.3      59.1      6.66
                                         ---------- --------- ---------   ---------- --------- ---------
Total interest bearing liabilities      $ 20,150.9 $   701.7      4.66 % $ 19,523.7 $   792.2      5.42 %
                                         ========== ========= =========   ========== ========= =========
Net interest margin (FTE) as a
  percent of average earning assets                $   628.7      3.55 %            $   521.7      3.06 %
                                                    ========= =========              ========= =========
Net interest spread (FTE)                                         2.86 %                           2.29 %
                                                              =========                        =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.


                             CAPITAL RESOURCES
                             -----------------
Shareholders' equity was $2.59 billion at September 30, 2001 compared to $2.24 billion at December 31, 2000 and $2.20 billion at September 30, 2000.

The Corporation had net unrealized gains on securities available for sale at September 30, 2001 of $83.4 million, an increase in market value net of related income tax effects of $45.3 million since December 31, 2000. Net unrealized losses associated with derivative financial instruments designated as cash flow hedges at September 30, 2001 amounted to $30.0 million.

During the third quarter of 2001, the Corporation issued 4.5 million shares in the purchase acquisition of National City.

The Corporation acquired 1.5 million shares of its Common Stock during the third quarter of 2001 at an aggregate cost of $85.7 million. For the nine months ended September 30, 2001, M&I has repurchased 1.8 million shares of its Common Stock. The aggregate cost of the shares repurchased was $101.2 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                         RISK-BASED CAPITAL RATIOS
                         -------------------------
                              ($ in millions)

                                    September 30, 2001                   December 31, 2000
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,194          10.13 % $           2,071          10.20 %
 Tier 1 Capital
   Minimum Requirement                   866           4.00                 812           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,328           6.13 % $           1,259           6.20 %
                            ================================   ================================

 Total Capital             $           2,895          13.37 % $           2,445          12.05 %
 Total Capital
   Minimum Requirement                 1,732           8.00               1,624           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,163           5.37 % $             821           4.05 %
                            ================================   ================================

 Risk-Adjusted Assets      $          21,652                  $          20,294
                            =================                  =================

                                LEVERAGE RATIOS
                                ---------------
                                ($ in millions)

                                    September 30, 2001                   December 31, 2000
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,194           8.52 % $           2,071           8.25 %
 Minimum Leverage
   Requirement                 773 -   1,287   3.00 -  5.00       753 -   1,255   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,421 -     907   5.52 -  3.52 % $ 1,318 -     816   5.25 -  3.25 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          25,754                  $          25,096
                            =================                  =================


                         FORWARD-LOOKING STATEMENTS
                         --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding operating activities and results. Such statements are subject to important factors that could cause the Corporation's actual results to differ materially than those anticipated by the forward-looking statements. These factors include
(i) the economic impact of the terrorist attacks on the U.S. on September 11 and the U.S. response to those attacks; (ii) any delays or slowdown in the purchasing and decision-making activities of Metavante's financial institution customers, and (iii) those referenced in the Corporation's Annual Report on Form 10-K for the period ending December 31, 2000 and the Corporation's Prospectus dated June 18, 2001 as filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, or as may be described form time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.


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

                                     Impact to Annual Pretax Income as of
                            -----------------------------------------------------
                            September 30,   June 30,     March 31,   December 31,
                                 2001         2001         2001          2000
                            ------------- ------------ ------------- ------------
Hypothetical Change in Interest Rate
------------------------------------
  100 basis point gradual:

    Rise in rates                  (2.6)%       (4.6)%       (4.9) %       (6.4) %

    Decline in rates                2.4 %        2.7 %        3.7  %        5.3  %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of September 30, 2001 the fair value of equity at risk for a gradual 100bp shift in rates was approximately 1.0% of the market value of the Corporation.

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

M&I Trust Services administer $55.6 billion in assets and directly manage a portfolio of $12.2 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

                         PART II - OTHER INFORMATION

  Item 5 - Other Information
  --------------------------
        On September 18, 2001, the Corporation issued a press release announcing that David L. Andreas had joined the Corporation's Board of Directors. The September 18, 2001 press release is attached as Exhibit
        99.1 and is incorporated herein by reference.

        On October 18, 2001,the Corporation issued a press release announcing cetain executive officer changes. The October 18, 2001 press release is attached as Exhibit 99.2 and is incorporated herein by reference.


  Item 6 - Exhibits and Reports on Form 8-K
  -----------------------------------------
   A.   Exhibits:

        Exhibit 11 - Statements - Computation of Earnings Per Share,
                     Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial
                     Information herein.

        Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

   B.   Reports on Form 8-K:

        On July 12, 2001, the Corporation reported Items 5 and 7 in a Current Report on Form 8-K in connection with a letter agreement regarding the prepayment of Diversified Business Credit, Inc. (DBCI)'s senior notes, the termination of associated interest rate swap agreements and second quarter financial results.

        On August 24, 2001, the Corporation reported Items 5 and 7 in a Current Report on Form 8-K in connection with the issuance of a press release regarding Metavante's agreement to acquire Brokat Technologies U.S. Internet Banking and Brokerage assets.

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


                                MARSHALL & ILSLEY CORPORATION
                                (Registrant)



                                /s/  P.R. Justiliano
                                ______________________________________

                                P.R. Justiliano
                                Senior Vice President and
                                  Corporate Controller
                                (Chief Accounting Officer)



                                /s/  J.E. Sandy
                                ______________________________________

                                J.E. Sandy
                                Vice President




November 14, 2001

                              EXHIBIT INDEX
                              -------------


    Exhibit Number                  Description of Exhibit
    --------------      --------------------------------------------------
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

         (12)           Computation of Ratio of Earnings to Fixed Charges

        (99.1)          September 18, 2001 Press Release

        (99.2)          October 18, 2001 Press Release