Form 10-K
period 2001-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2002-03-11
CIK 62741

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X__  No______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $6,089,554,000 as of February 28, 2002. The number of shares of common stock outstanding as of February 28, 2002 is 103,913,315.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 23, 2002.

                                    PART I

ITEM 1. BUSINESS

                                    General

   Marshall & Ilsley Corporation ("M&I" or the "Corporation"), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). As of December 31, 2001, M&I had consolidated total assets of approximately $27.3 billion and consolidated total deposits of approximately $16.5 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

   M&I's principal assets are the stock of its bank and nonbank subsidiaries, which, as of December 31, 2001, included Metavante Corporation ("Metavante") (formerly its M&I Data Services Division), two commercial banks, one federal savings bank and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

   M&I's bank and savings association subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin, and in the Phoenix and Tucson, Arizona metropolitan areas, Las Vegas, Nevada, Naples, Florida and the Minneapolis, Minnesota metropolitan area. These subsidiaries offer retail, institutional, international, business and correspondent banking, investment and trust services through the operation of 215 banking offices in Wisconsin, 25 offices in Arizona, one office in Florida, one office in Nevada and two offices in Minnesota. The M&I bank and saving association subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank ("M&I Bank") is M&I's largest bank subsidiary, with consolidated assets as of December 31, 2001 of approximately $25.8 billion.

   Metavante is a major supplier of financial and data processing services and software to banking, financial and related organizations. Metavante provides integrated products and services to financial services providers that enable them to initiate and process a broad range of financial transactions electronically, including through the Internet. Metavante's integrated financial transaction processing, outsourcing, software and consulting products and services provide virtually all of the technology that a financial services provider needs to run its operations. As of December 31, 2001, Metavante had over 3,500 clients in the United States and abroad, including large banks, mid-tier and community banks and other financial services providers. In 2001, Metavante's products and services were used to originate and/or process nearly
7.8 billion transactions for consumer and business customer bank accounts.

   M&I's other nonbank subsidiaries operate a variety of bank-related businesses, including those providing investment management services, insurance services, trust services, equipment lease financing, commercial and residential mortgage banking, home equity financing, venture capital, brokerage services and financial advisory services. M&I Investment Management Corp. offers a full range of asset management services to Marshall & Ilsley Trust Company N.A., the Marshall Funds and other individual, business and institutional customers. Marshall & Ilsley Trust Company N.A., provides trust and employee benefit plan services to customers throughout the United States with offices in Wisconsin, Arizona, Minnesota, Florida, Nevada, North Carolina and Illinois. Diversified Business Credit, Inc. provides working capital loans to commercial borrowers secured by accounts receivable, inventory and other marketable assets. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers and the Securities and Exchange Commission, provides brokerage and other investment related services to a variety of retail and commercial customers. M&I

Capital Markets Group L.L.C. and M&I Ventures L.L.C. provide venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions. M&I Community Development Corporation makes investments designed primarily to promote the public welfare in markets and communities served by affiliates and subsidiaries of M&I. M&I Dealer Finance, Inc. provides retail vehicle lease and installment sale financing. M&I First National Leasing Corp. leases a variety of equipment and machinery to large and small businesses. M&I Insurance Services, Inc. provides life, long-term care and disability income insurance products and annuities to retail clients and business owners. M&I Mortgage Corp. originates, purchases, sells and services residential mortgage loans. M&I Mortgage Reinsurance Corporation acts as a reinsurer of private mortgage insurance written in connection with residential mortgage loans originated in the M&I system. The Richter-Schroeder Company, Inc. originates and services long-term commercial real estate loans for institutional investors. M&I Support Services Corp. provides bank operation support for loan and deposit account processing and maintenance, item processing and other banking services.

   In recent years, M&I has consolidated many operational activities as part of a continuing process to strengthen its business lines, its products and customer service. In 2001, M&I substantially reduced the number of banking charters under which it operates. Certain subsidiaries of M&I that primarily hold, manage and service investment and mortgage portfolios were also consolidated. M&I expects to continue to consolidate its banking charters to the extent new banks are acquired.

                                 Acquisitions

   M&I has recently expanded its operations into the Minneapolis/St. Paul, Minnesota metropolitan area through a series of acquisitions. On August 1, 2001, M&I acquired National City Bancorporation ("National City"), a bank holding company based in Minneapolis, Minnesota. National City's subsidiaries included National City Bank of Minneapolis, a commercial bank that was subsequently merged into M&I Bank, and Diversified Business Credit, Inc. a commercial finance company. As of June 30, 2001, National City had consolidated total assets of $1.2 billion and consolidated total deposits of $590.2 million.

   On March 1, 2002, M&I completed a merger with Richfield State Agency, Inc. ("Richfield State Agency"), a bank holding company with offices located in the Minneapolis/St. Paul, Minnesota metropolitan area. Richfield State Agency is the holding company of Richfield Bank and Trust Co. As of December 31, 2001, Richfield State Agency had consolidated total assets of $735.5 million and consolidated total deposits of $547.8 million.

   Also on March 1, 2002, M&I completed a merger with Century Bancshares, Inc. ("Century Bancshares"), the holding company for Century Bank, National Association, located in the Minneapolis, Minnesota metropolitan area. As of December 31, 2001, Century Bancshares had consolidated total assets of $326.2 million and consolidated total deposits of $280.4 million. Following the acquisitions of National City, Richfield State Agency and Century Bancshares, the number of M&I's banking offices in Minnesota totals twelve.

   M&I also significantly added to its banking presence in Arizona during 2001 through the purchase of twelve branch offices. These branch acquisitions added approximately $455 million of deposits and $345 million of loans to M&I Bank's Arizona banking operations.

   During 2001, Metavante strengthened its electronic banking, electronic bill presentment and payment and wealth management businesses through acquisitions. On June 1, 2001, Metavante acquired Derivion Corporation, a provider of electronic bill presentment and payment technology and services. On June 20, 2001, Metavante acquired substantially all of the assets of CyberBills, Inc., a provider of electronic bill presentment and payment technology and services. On September 19, 2001, Metavante acquired substantially all of the assets of the North American Internet banking unit of Brokat Technologies AG, a provider of financial software and services. On

December 20, 2001, Metavante acquired 401kservices.com, inc., a third-party administrator of employee benefit plans.

   M&I continues to evaluate opportunities to acquire banking institutions and other financial service providers and frequently conducts due diligence activities in connection with possible transactions. As a result, M&I may engage in discussions, and in some cases, negotiations with prospective targets and may make future acquisitions for cash, equity or debt securities. The issuance of additional shares of M&I common stock would dilute a shareholder's ownership interest in M&I. In addition, M&I's acquisitions may involve the payment of a premium over book value, and therefore, some dilution of book value may occur with any future acquisition. Generally, it is M&I's policy not to comment on such discussions or possible acquisitions until a definitive agreement has been signed. M&I's strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings.

                         Principal Sources of Revenue

   The table below shows the amount and percentages of M&I's total consolidated revenues resulting from interest on loans and leases, interest on investment securities and fees for data processing services for each of the last three years ($ in thousands):

                Interest on           Interest on         Fees for Data
              Loans and Leases   Investment Securities Processing Services
            -------------------- --------------------- -------------------
                        Percent               Percent             Percent
                       of Total              of Total            of Total    Total
Year Ended             Operating             Operating           Operating Operating
December 31   Amount   Revenues    Amount    Revenues   Amount   Revenues  Revenues
----------- ---------- ---------  --------   --------- --------  --------- ----------
   2001.... $1,358,802   50.1%   $349,421      12.9%   $559,816    20.6%   $2,711,919
   2000....  1,391,651   51.9     354,823      13.2     546,041    20.4     2,681,138
   1999....  1,156,775   48.6     337,945      14.2     494,816    20.8     2,379,660

   M&I business segment information is contained in Note 22 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

   The markets for the financial products and services offered by Metavante are intensely competitive. Metavante competes with a variety of companies in various segments of the financial services industry, and its competitors vary in size and in the scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented with numerous companies competing for market share. Highly fragmented segments currently include online banking, financial account processing, customer relationship management solutions and electronic funds transfer and card solutions. Other segments of the financial services industry are relatively new with limited competition, including private label banking and wealth management solutions. Metavante faces a number of competitors in the electronic bill presentment and payment market. Metavante also faces competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

                                   Employees

   As of December 31, 2001, M&I and its subsidiaries employed in the aggregate 11,657 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

                          Supervision and Regulation

   As a registered bank holding company, M&I is subject to regulation and examination by the Federal Reserve Board under the BHCA. M&I's two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I's Minnesota state bank subsidiary is subject to regulation and examination by the Minnesota Department of Commerce, as well as by the Federal Deposit Insurance Corporation (the "FDIC"). M&I's federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I's national bank and trust company subsidiaries are subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I's bank subsidiaries are subject to examination by the FDIC.

   Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I's regulatory capital position at December 31, 2001 can be found in Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

   The laws and regulations to which M&I is subject are constantly under review by Congress, regulatory agencies and state legislatures. In 1999, Congress enacted the Gramm-Leach-Bliley Act (the "Act"), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the Act repealed certain Glass- Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

   Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. M&I has determined not to become certified as a financial holding company at this time. M&I may reconsider this determination in the future.

   The earnings and business of M&I and its bank subsidiaries also are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The Federal Reserve Board impacts the competitive conditions under which M&I operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of M&I and its subsidiaries cannot be predicted with certainty.

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

                             Investment Securities

   The amortized cost of M&I's consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

                                                  2001       2000       1999
                                               ---------- ---------- ----------
U.S. Treasury and government agencies.......   $2,268,681 $3,303,366 $3,924,192
States and political subdivisions...........    1,198,685  1,251,359  1,277,638
Other.......................................      850,980  1,235,156    377,289
                                               ---------- ---------- ----------
                                               $4,318,346 $5,789,881 $5,579,119
                                               ========== ========== ==========

   The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2001 are ($ in thousands):

                                                             After Five but
                                             After One but     Within Ten
                          Within One Year  Within Five Years     Years      After Ten Years      Total
                          ---------------- ----------------- -------------- --------------- ----------------
                            Amount   Yield   Amount    Yield  Amount  Yield  Amount   Yield   Amount   Yield
                          ---------- ----- ----------  ----- -------- ----- --------  ----- ---------- -----
U.S. Treasury and
 government agencies....  $  711,100 6.82% $1,349,328  6.80% $202,473 6.93% $  5,780  6.93% $2,268,681 6.82%
States and political
 subdivisions...........      70,093 6.76     354,576  6.97   236,214 7.30   537,802  7.45   1,198,685 7.24
Other...................     414,121 7.55     247,654  7.29    59,268 5.87   129,937  3.11     850,980 6.68
                          ---------- ----  ----------  ----  -------- ----  --------  ----  ---------- ----
                          $1,195,314 7.07% $1,951,558  6.89% $497,955 6.98% $673,519  6.61% $4,318,346 6.91%
                          ========== ====  ==========  ====  ======== ====  ========  ====  ========== ====

                           Types of Loans and Leases

   M&I's consolidated loans and leases, classified by type, at December 31 of each year are ($ in thousands):

                                        2001        2000        1999        1998        1997
                                     ----------- ----------- ----------- ----------- -----------
Commercial, financial
  and agricultural.................. $ 5,656,384 $ 5,230,795 $ 4,691,996 $ 4,025,663 $ 3,346,101
Industrial development
  revenue bonds.....................      71,892      58,742      62,861      52,174      49,126
Real estate:
 Construction.......................     730,864     619,281     494,558     425,442     458,670
 Mortgage:
   Residential......................   5,563,975   5,049,557   4,941,450   4,045,022   4,146,416
   Commercial.......................   5,099,093   4,359,812   4,034,771   3,667,924   3,450,897
                                     ----------- ----------- ----------- ----------- -----------
       Total mortgage...............  10,663,068   9,409,369   8,976,221   7,712,946   7,597,313
Personal............................   1,210,808   1,174,248   1,299,416   1,166,541   1,161,608
Lease financing.....................     962,356   1,094,652     810,009     613,400     489,094
                                     ----------- ----------- ----------- ----------- -----------
                                      19,295,372  17,587,087  16,335,061  13,996,166  13,101,912
Less:
 Allowance for loan and lease losses     268,198     235,115     225,862     226,052     208,651
                                     ----------- ----------- ----------- ----------- -----------
Net loans and leases................ $19,027,174 $17,351,972 $16,109,199 $13,770,114 $12,893,261
                                     =========== =========== =========== =========== ===========

                    Loan and Lease Balances and Maturities

   The analysis of selected loan and lease maturities at December 31, 2001 and the rate structure for the categories indicated are ($ in thousands):

                                                                      Rate Structure of Loans and Leases
                                           Maturity                           Due After One Year
                         -------------------------------------------- ----------------------------------
                                      Over One                        With Pre-      With
                          One Year  Year Through Over Five            determined   Floating
                          Or Less    Five Years    Years     Total       Rate        Rate       Total
                         ---------- ------------ --------- ---------- ----------  ----------  ----------
Commercial, financial
  and agricultural...... $3,654,314  $1,816,766  $185,304  $5,656,384 $1,249,732  $  752,338  $2,002,070
Industrial development
  revenue bonds.........      2,609      12,907    56,376      71,892     48,694      20,589      69,283
Real estate-construction    274,626     456,238        --     730,864    187,697     268,541     456,238
Lease financing.........    222,273     659,789    80,294     962,356    740,083          --     740,083
                         ----------  ----------  --------  ---------- ----------  ----------  ----------
                         $4,153,822  $2,945,700  $321,974  $7,421,496 $2,226,206  $1,041,468  $3,267,674
                         ==========  ==========  ========  ========== ==========  ==========  ==========

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

                      Potential Problem Loans and Leases

   At December 31, 2001 the Corporation had $67.1 million of loans for which payments are presently current, but the borrowers are experiencing financial problems. These loans are subject to constant management attention and their classification is reviewed on a quarterly basis.

                                   Deposits

   The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

                                          2001              2000              1999
                                    ----------------  ----------------  ----------------
                                      Amount    Rate    Amount    Rate    Amount    Rate
                                    ----------- ----  ----------- ----  ----------- ----
Noninterest bearing demand deposits $ 2,895,083       $ 2,648,419       $ 2,663,609
Interest bearing demand deposits...   1,088,186 1.21%   1,069,958 1.66%   1,116,919 1.54%
Savings deposits...................   6,419,204 3.21    6,017,730 4.82    5,740,898 3.86
Time deposits......................   6,788,118 5.12    7,761,676 5.98    6,635,476 5.23
                                    -----------       -----------       -----------
Total deposits..................... $17,190,591       $17,497,783       $16,156,902
                                    ===========       ===========       ===========

   The maturity distribution of time deposits (CDs $100,000 and over and other time) issued in amounts of $100,000 and over and outstanding at December 31, 2001 ($ in thousands) is:

   Three months or less..................................   $  450,453
   Over three and through six months.....................      274,020
   Over six and through twelve months....................      250,439
   Over twelve months....................................      351,224
                                                            ----------
                                                            $1,326,136
                                                            ==========

   At December 31, 2001, time deposits issued by foreign offices totaled $0.8 billion.

                             Short-Term Borrowings

   Information related to M&I's funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

                                                  2001        2000        1999
                                               ----------  ----------  ----------
Amount outstanding at year end................ $1,090,150  $1,092,723  $1,402,077
Average amount outstanding during the year....  2,076,787   2,211,537   2,276,978
Maximum amount outstanding at any month's end.  2,760,183   2,767,114   2,609,501
Weighted average interest rate at year end....       1.20%       5.91%       3.95%
Weighted average interest rate during the year       3.93        6.28        5.00

   Information relating to the Corporation's other short-term borrowings is included in Note 12 to the Consolidated Financial Statements in Item 8.

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

   Forward-looking statements are subject to significant risks and uncertainties, and M&I's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to the following:

M&I's earnings are significantly affected by general business and economic conditions.

   M&I's business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Minnesota and Arizona. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies and consumer spending, borrowing and saving habits. For example, an economic downturn or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Higher interest rates also could increase M&I's cost to borrow funds and increase the rate M&I pays on deposits.

The long-term economic and political effects of recent terrorist attacks on the United States and an economic slowdown could negatively affect M&I's financial condition.

   On September 11, 2001, New York City and Washington, D.C. suffered serious terrorist attacks. The long-term economic and political impact of these acts has yet to be determined, and the ultimate cost associated with these attacks and related incidents may place significant burdens on the United States economy as a whole. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. These events could adversely affect M&I's business and operating results in other ways that presently cannot be predicted. In addition, an overall economic slowdown could negatively impact the purchasing and decision making activities of Metavante's financial institution customers. If these prior acts or additional terrorist attacks or other factors cause an overall economic decline, the financial condition and operating results of M&I could be materially adversely affected.

M&I earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

   The policies of the Federal Reserve Board impact M&I significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest paid on interest-bearing deposits and can also affect the value of financial instruments M&I holds. Those policies determine to a significant extent M&I's cost of funds for lending and investing. Changes in those policies are beyond M&I's control and are difficult to predict. Federal Reserve Board policies can affect M&I's borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower's products and services. This could adversely affect the borrower's earnings and ability to repay its loan.

The banking and financial services industry is highly competitive.

   M&I operates in a highly competitive environment in the products and services M&I offers and the markets in which M&I operates. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that provide cost savings to the customer. Some of M&I's competitors may be better able to provide a wider range of products and services over a greater geographic area.

   M&I believes the banking and financial services industry will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking. Many of M&I's competitors are subject to fewer regulatory constraints and have lower costs structures. M&I expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.

   The Gramm-Leach-Bliley Act permits banks, securities firms and insurance companies to merge by creating a new type of financial services company called a financial holding company. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the Act, securities firms and insurance companies that elect to become a financial holding company can acquire banks and other financial institutions. The Act may significantly change M&I's competitive environment.

M&I is heavily regulated by federal and state agencies.

   The holding company, its subsidiary banks and many of its non-bank subsidiaries are heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not stockholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect M&I in substantial and unpredictable ways including limiting the types of financial services and products M&I may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing M&I's cost structures. Also, M&I's failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to its reputation.

Consumers may decide not to use banks to complete their financial transactions.

   Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

Maintaining or increasing M&I's market share depends on market acceptance and regulatory approval of new products and services and other factors.

   M&I's success depends in part on its ability to adapt its products and services to evolving industry standards and to control expenses. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce M&I's net interest margin and revenues from its fee-based products and services. In addition, M&I's success depends in part on its ability to generate significant levels of new business in its existing markets and in identifying and penetrating markets. Further, the widespread adoption of new technologies, including Internet-based services, could require M&I to make substantial expenditures to modify or adapt its existing products and services. M&I may not successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers and/or break into targeted markets.

The holding company relies on dividends from its subsidiaries for most of its revenue, and the banking subsidiaries hold a significant portion of their assets indirectly.

   The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company's common stock and interest on its debt. The payment of dividends by a subsidiary is subject to federal law restrictions as well as to the laws of the subsidiary's state of incorporation. Also, a parent company's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In addition, the M&I bank and savings association subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries.

M&I has an active acquisition program.

   M&I regularly explores opportunities to acquire banking institutions and other financial services providers. M&I cannot predict the number, size or timing of future acquisitions. M&I typically does not publicly comment on a possible acquisition or business combination until it has signed a definitive agreement for the transaction.

   Difficulty in integrating an acquired company many cause M&I not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition.

Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of key employees, the disruption of M&I's business or the business of the acquired company, or otherwise adversely affect M&I's ability to maintain existing relationships with clients, employees and suppliers or to enter into new business relationships. These factors could contribute to M&I not achieving the anticipated benefits of the acquisition within the desired time frames, if at all.

   Future acquisitions could require M&I to use substantial cash or liquid assets or to incur debt. In such cases, M&I could become more susceptible to economic downturns and competitive pressures.

M&I is dependent on senior management.

   M&I's continued success depends to a significant extent upon the continued services of its senior management. The loss of services of any of M&I's senior executive officers could cause M&I's business to suffer. In addition, M&I's success depends in part upon senior management's ability to implement M&I's business strategy.

M&I's stock price can be volatile.

   M&I's stock price can fluctuate widely in response to a variety of factors including:

  .  actual or anticipated variations in M&I's quarterly operating results;

  .  new technology or services by M&I's competitors;

  . significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving M&I or its competitors;

  .  changes in accounting policies or practices;

  . failure to integrate M&I's acquisitions or realize anticipated benefits from M&I's acquisitions; or

  .  changes in government regulations.

   General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause M&I's stock price to decrease regardless of its operating results.

M&I may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on its business, operating results and financial condition.

   M&I and its subsidiaries may be involved from time to time in a variety of litigation arising out of M&I's business. M&I's insurance may not cover all claims that may be asserted against it, and any claims asserted against M&I, regardless of merit or eventual outcome, may harm M&I's reputation. Should the ultimate judgements or settlements in any litigation exceed M&I's insurance coverage, they could have a material effect on M&I's business, operating results and financial condition. In addition, M&I may not be able to obtain appropriate types or levels of insurance in the future, nor may M&I be able to obtain adequate replacement policies with acceptable terms, if at all.

   In addition to the factors discussed above, the following factors concerning Metavante's business may cause M&I's results to differ from the results discussed in forward-looking statements:

Metavante relies on the continued functioning of its data centers and the integrity of the data it processes.

   Metavante's data centers are an integral part of its business. Damage to Metavante's data centers, particularly its Wisconsin data centers, due to fire, power loss, telecommunications failure and other disasters could have a material adverse effect on Metavante's business, operating results and financial condition. In addition, because Metavante relies on the integrity of the data it processes, if this data is incorrect or somehow tainted, client relations and confidence in Metavante's services could be impaired, which would harm Metavante's business.

Network operational difficulties or security problems could damage Metavante's reputation and business.

   Metavante depends on the reliable operation of network connections from its clients and its clients' end users to its systems. Any operational problems or outages in these systems would cause Metavante to be unable to process transactions for its clients and its clients' end users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce client satisfaction with Metavante's products and services and harm Metavante's financial results.

   Metavante also depends on the security of its systems. Metavante's networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Metavante transmits confidential financial information in providing its services. A material security problem affecting Metavante could damage its reputation, deter financial services providers from purchasing its products, deter their customers from using its products or result in liability to Metavante. Any material security problem affecting Metavante's competitors could affect the marketplace's perception of Internet banking and electronic commerce service in general and have the same effects.

Metavante may not be able to protect its intellectual property, and Metavante may be subject to infringement claims.

   Metavante relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its proprietary technology. Despite Metavante's efforts to protect its intellectual property, third parties may infringe or misappropriate Metavante's intellectual property or may develop software or technology competitive to Metavante's. Metavante's competitors may independently develop similar technology, duplicate its products or services or design around Metavante's intellectual property rights. Metavante may have to litigate to enforce and protect its intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm Metavante's business and ability to compete.

   Metavante also may be subject to costly litigation in the event its products or technology infringe upon another party's proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by Metavante's products or technology. Any of these third parties could make a claim of infringement against Metavante with respect to its products or technology. Any such claims and any resulting litigation could subject Metavante to significant liability for damages. An adverse determination in any litigation of this type could require Metavante to design around a third party's patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of Metavante's time and attention. Any claims from third parties may also result in limitations on Metavante's ability to use the intellectual property subject to these claims.

Metavante's business could suffer if it fails to attract and retain key technical people.

   Metavante's success depends in large part upon Metavante's ability to attract and retain highly skilled technical, management and sales and marketing personnel. Because the development of Metavante's products and services requires knowledge of computer hardware, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for the best people--in particular individuals with technology experience--is intense. Metavante may not be able to hire key people or pay them enough to keep them.

   All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statement.

ITEM 2. PROPERTIES

   M&I and M&I Marshall & Ilsley Bank ("M&I Bank") occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices throughout Wisconsin, 25 offices in the Phoenix and Tucson, Arizona metropolitan areas and two offices in the Minneapolis, Minnesota metropolitan area. M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with branches in Naples, Florida and Milwaukee, Wisconsin, occupy modern facilities which are leased. Metavante owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which Metavante conducts data processing activities and a facility in Milwaukee that houses its software development teams. Properties leased by Metavante also include commercial office space in Brown Deer and Milwaukee, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities throughout the United States. The foregoing paragraph describes M&I's properties as of December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

   M&I is not currently involved in any material pending legal proceedings other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                     Executive Officers of the Registrant

 Name of Officer                                         Office
 ---------------                                         ------
James B. Wigdale       Chairman of the Board since December 1992, Chief Executive Officer from October
Age 65                 1992 to December 2001, Director since December 1988, Vice Chairman of the Board,
                       December 1988 to December 1992, Marshall & Ilsley Corporation; Chairman of the
                       Board from January 1989 to October 2001, Chief Executive Officer from 1987 to
                       October 2001, Director since 1981, M&I Marshall & Ilsley Bank; Director and
                       President, M&I Ventures L.L.C. and M&I Capital Markets Group L.L.C.; Director,
                       Metavante Corporation, M&I Brokerage Services, Inc., Marshall & Ilsley Trust
                       Company N.A., M&I Investment Management Corp. and M&I Insurance Services, Inc.

Dennis J. Kuester      Chief Executive Officer since January 2002, President since 1987, Director since
Age 60                 February 1994, Marshall & Ilsley Corporation; Chairman and Chief Executive Officer
                       since October 2001, President from January 1989 to October 2001, Director since
                       January 1989, M&I Marshall & Ilsley Bank; Chairman of the Board and Director,
                       Metavante Corporation; Director, M&I Support Services Corp., Marshall & Ilsley Trust
                       Company N.A. and M&I Investment Management Corp.; Director and President, M&I
                       Insurance Company of Arizona, Inc.; Director and Treasurer, M&I Ventures L.L.C. and
                       M&I Capital Markets Group L.L.C.

   Name of Officer                                             Office
   ---------------                                             ------
Thomas M. Bolger       Executive Vice President since October 2001, Senior Vice President and Chief Credit
Age 51                 Officer from 1994 to October 2001, Marshall & Ilsley Corporation; President and
                       Director since October 2001, Executive Vice President from 1997 to October 2001,
                       M&I Marshall & Ilsley Bank; Director, M&I First National Leasing Corp., M&I
                       Support Services Corp., Metavante Corporation, Marshall & Ilsley Trust Company
                       N.A., M&I Bank of Mayville, Diversified Business Credit, Inc. and M&I Investment
                       Management Corp.

Joseph L. Delgadillo   Senior Vice President of Marshall & Ilsley Corporation since 1993; Chief Executive
Age 49                 Officer since January 1998 and Director of Metavante Corporation since 1994;
                       President and Chief Operating Officer of Metavante Corporation since 1993; Senior
                       Vice President of Metavante Corporation from 1989 to 1993; Director and Executive
                       Vice President, Metavante International, Inc. since 1996; Director, Metavante
                       401kservices, Inc. and Customers Forever, LLC.

Mark F. Furlong        Executive Vice President, Chief Financial Officer and Secretary of Marshall & Ilsley
Age 44                 Corporation since 2001; Director, Marshall & Ilsley Trust Company N.A., Metavante
                       Corporation and M&I Investment Management Corp.; Executive Vice President and
                       Chief Financial Officer of Old Kent Financial Corporation from 1998 to 2001; First
                       Vice President/Director of Corporate Development/Commercial Banking of H.F.
                       Ahmanson & Co. from 1992 to 1998.

Mark R. Hogan          Senior Vice President and Chief Credit Officer since October 2001, Marshall & Ilsley
Age 47                 Corporation; Senior Vice President and Chief Credit Officer since November 1995,
                       M&I Marshall & Ilsley Bank; Director, M&I First National Leasing Corp. and
                       Diversified Business Credit, Inc.

Patricia R. Justiliano Senior Vice President since 1994 and Corporate Controller since April 1989, Vice
Age 51                 President from 1986 to 1994, Marshall & Ilsley Corporation; Controller, M&I Marshall
                       & Ilsley Bank, since September 1998; Director and Treasurer, M&I Insurance Company
                       of Arizona, Inc. and M&I Mortgage Reinsurance Corporation; Director, M&I Bank
                       FSB, M&I Mortgage Corp. and M&I Bank of Mayville.

Thomas J. O'Neill      Senior Vice President since April 1997, Marshall & Ilsley Corporation; Executive Vice
Age 41                 President since 2000, Senior Vice President since 1997, Vice President since 1990, M&I
                       Marshall & Ilsley Bank; President and Director, M&I Mortgage Corp., M&I Bank FSB,
                       M&I Dealer Finance, Inc. and M&I Mortgage Reinsurance Corporation; Director, M&I
                       Support Services Corp., M&I Brokerage Services, Inc., M&I Insurance Services, Inc.,
                       M&I Bank of Mayville and M&I Community Development Corporation.

Paul J. Renard         Senior Vice President, Director of Human Resources since 2000, Vice President and
Age 41                 Manager since 1994, Marshall & Ilsley Corporation.

John L. Roberts        Senior Vice President, Marshall & Ilsley Corporation since 1994; Senior Vice President
Age 49                 since 1994, Vice President and Controller from 1986 to 1995, M&I Marshall & Ilsley
                       Bank; President and Director, M&I Support Services Corp. since 1995; Director, M&I
                       Bank FSB and M&I Mortgage Corp,; President and Director, M&I Bank of Mayville.

Thomas A. Root         Senior Vice President since 1998, Audit Director since May 1996, Vice President from
Age 45                 1991 to 1998, Marshall & Ilsley Corporation; Vice President and Auditor since 1993,
                       M&I Marshall & Ilsley Bank.

Leigh I. Sherman       Senior Vice President, Director of Marketing since 1996, Marshall & Ilsley
Age 53                 Corporation.

  Name of Officer                                           Office
  ---------------                                           ------

Jeffrey V. Williams    Senior Vice President since December 1997, Marshall & Ilsley Corporation; Executive
Age 57                 Vice President and Chief Operating Officer since January 1999, Marshall & Ilsley Trust
                       Company N.A.; Chief Executive Officer and Director since January 1996, M&I
                       Insurance Services, Inc.; Senior Vice President since 1994, M&I Marshall & Ilsley
                       Bank; Chief Executive Officer and Director, M&I Brokerage Services, Inc.; Executive
                       Vice President, Chief Operating Officer and Director, Marshall & Ilsley Trust Company
                       N.A.; Director, M&I Capital Markets Group L.L.C., M&I Portfolio Services, Inc., M&I
                       Investment Management Corp., M&I Ventures L.L.C. and M&I Insurance Services, Inc.

Donald H. Wilson       Senior Vice President and Treasurer since December 1996, Vice President and
Age 42                 Treasurer since 1995, Marshall & Ilsley Corporation; Director, M&I Custody of
                       Nevada, Inc., M&I Bank FSB, M&I Community Development Corporation and M&I
                       Mortgage Corp.

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

                           Holders of Common Equity

   At December 31, 2001 M&I had approximately 19,311 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

                  Consolidated Summary of Operating Earnings
              Years Ended December 31 ($000's except share data)

                                                2001        2000        1999        1998        1997
                                             ----------  ----------  ----------  ----------  ----------
Interest Income:
    Loans and Leases........................ $1,358,798  $1,391,651  $1,156,775  $1,085,829  $  921,161
    Investment Securities
       Taxable..............................    270,336     272,536     269,668     280,377     240,238
       Tax Exempt...........................     62,273      65,429      58,820      52,969      45,420
    Other Short-term Investments............     17,696      18,366      11,321      14,869      13,514
                                             ----------  ----------  ----------  ----------  ----------
       Total Interest Income................  1,709,103   1,747,982   1,496,584   1,434,044   1,220,333
Interest Expense:
    Deposits................................    566,899     772,016     585,864     564,540     460,418
    Short-term Borrowings...................    188,587     224,187     142,294     126,624     111,193
    Long-term Borrowings....................    110,814      78,773      63,145      66,810      54,175
                                             ----------  ----------  ----------  ----------  ----------
       Total Interest Expense...............    866,300   1,074,976     791,303     757,974     625,786
                                             ----------  ----------  ----------  ----------  ----------
Net Interest Income.........................    842,803     673,006     705,281     676,070     594,547
Provision for Loan and Lease Losses.........     54,115      30,352      25,419      27,090      17,633
                                             ----------  ----------  ----------  ----------  ----------
Net Interest Income After Provision for Loan
  and Lease Losses..........................    788,688     642,654     679,862     648,980     576,914
Other Income:
  Data Processing Services..................    559,816     546,041     494,816     421,945     344,362
  Trust Services............................    120,827     117,680     100,963      88,496      78,595
  Net Securities Gains (Losses).............     (1,113)      1,051      (4,083)      7,145      (2,578)
  Other.....................................    339,339     318,950     291,380     276,914     213,732
                                             ----------  ----------  ----------  ----------  ----------
       Total Other Income...................  1,018,869     983,722     883,076     794,500     634,111
Other Expense:
  Salaries and Benefits.....................    678,493     627,394     587,711     523,606     460,164
  Other.....................................    518,934     461,388     447,288     431,216     362,689
                                             ----------  ----------  ----------  ----------  ----------
       Total Other Expense..................  1,197,427   1,088,782   1,034,999     954,822     822,853
                                             ----------  ----------  ----------  ----------  ----------
Income Before Income Taxes..................    610,130     537,594     527,939     488,658     388,172
Provision for Income Taxes..................    204,509     175,958     173,428     171,067     131,487
                                             ----------  ----------  ----------  ----------  ----------
Operating Income............................ $  405,621  $  361,636  $  354,511  $  317,591  $  256,685
                                             ==========  ==========  ==========  ==========  ==========
Accounting Changes & Special Charges........    (68,136)    (46,513)         --     (16,268)         --
                                             ----------  ----------  ----------  ----------  ----------
Net Income.................................. $  337,485  $  315,123  $  354,511  $  301,323  $  256,685
                                             ==========  ==========  ==========  ==========  ==========
Per Share:
  Basic Operating Income.................... $     3.85  $     3.44  $     3.32  $     2.94  $     2.62
  Basic Net Income..........................       3.20        2.99        3.32        2.79        2.62
  Diluted Operating Income..................       3.72        3.32        3.14        2.76        2.43
  Diluted Net Income........................       3.09        2.89        3.14        2.61        2.43
  Common Dividends Declared.................      1.135       1.035       0.940       0.860       0.785
Other Significant Data:
  Year-End Common Stock Price............... $    63.28  $    50.83  $    62.81  $    58.44  $    62.13
  Return on Average Shareholders' Equity*...      16.70%      16.84%      16.32%      14.89%      16.49%
  Return on Average Assets*.................       1.54        1.44        1.56        1.53        1.51
  Dividend Payout Ratio.....................      36.73       35.81       29.94       32.95       32.30
  Average Equity to Average Assets Ratio....       9.21        8.58        9.57       10.26        9.15
  Ratio of Earnings to Fixed Charges**
    Excluding Interest on Deposits..........       2.56x       2.46x       3.38x       3.25x       3.21x
    Including Interest on Deposits..........       1.56x       1.43x       1.65x       1.60x       1.61x

--------
 * Based on Operating Income
** See Exhibit 12 for detailed computation of these ratios.

                      Consolidated Average Balance Sheets
              Years ended December 31 ($000's except share data)

                                                  2001          2000          1999          1998         1997
                                              ------------  ------------  ------------  ------------  -----------
Assets:
    Cash and Due from Banks.................. $    651,367  $    615,015  $    638,399  $    652,988  $   614,824
    Short-term Investments...................      503,857       265,487       186,106       247,049      206,295
    Trading Securities.......................       21,284        30,926        37,276        43,404       40,822
    Investment Securities:...................
       Taxable...............................    3,926,737     4,063,774     4,208,498     4,317,668    3,570,225
       Tax Exempt............................    1,269,175     1,327,159     1,217,847     1,078,333      913,130
    Loans and Leases:
       Commercial............................    5,478,342     4,975,482     4,359,880     3,749,518    3,128,568
       Real Estate...........................   10,514,536     9,958,164     8,639,360     7,967,626    6,309,818
       Personal..............................    1,182,049     1,245,738     1,204,931     1,154,110    1,147,203
       Lease Financing.......................    1,026,215       938,525       705,054       532,043      394,024
                                              ------------  ------------  ------------  ------------  -----------
    Total Loans and Leases...................   18,201,142    17,117,909    14,909,225    13,403,297   10,979,613
    Allowance for Loan and Lease Losses......      253,089       233,466       228,500       216,456      174,525
                                              ------------  ------------  ------------  ------------  -----------
    Net Loans and Leases.....................   17,948,053    16,884,443    14,680,725    13,186,841   10,805,088
    Other Assets.............................    2,049,836     1,854,973     1,732,112     1,263,890      851,030
                                              ------------  ------------  ------------  ------------  -----------
          Total Assets....................... $ 26,370,309  $ 25,041,777  $ 22,700,963  $ 20,790,173  $17,001,414
                                              ============  ============  ============  ============  ===========
Liabilities and Shareholders' Equity:
    Noninterest Bearing Deposits............. $  2,895,083  $  2,648,419  $  2,663,609  $  2,545,724  $ 2,301,097
    Interest Bearing Deposits:
       Savings and NOW accounts..............    1,775,596     1,845,916     2,027,658     2,140,380    1,915,888
       Money Market Savings..................    5,731,794     5,241,772     4,830,159     4,135,143    3,022,944
       CDs of $100 or more...................    2,237,243     2,303,442     1,694,301     1,547,816    1,334,532
       Other.................................    4,550,875     5,458,234     4,941,175     4,388,152    3,665,334
                                              ------------  ------------  ------------  ------------  -----------
    Total Deposits...........................   17,190,591    17,497,783    16,156,902    14,757,215   12,239,795
    Short-term Borrowings....................    3,944,160     3,538,846     2,803,834     2,357,161    2,017,829
    Long-term Borrowings.....................    1,962,801     1,178,805     1,009,132     1,046,321      787,819
    Accrued Expenses and Other Liabilities...      843,198       678,269       558,978       496,439      399,605
    Shareholders' Equity.....................    2,429,559     2,148,074     2,172,117     2,133,037    1,556,366
                                              ------------  ------------  ------------  ------------  -----------
          Total Liabilities and
           Shareholders' Equity.............. $ 26,370,309  $ 25,041,777  $ 22,700,963  $ 20,790,173  $17,001,414
                                              ============  ============  ============  ============  ===========
Other Significant Data:
    Book Value Per Share at Year End......... $      23.30  $      21.19  $      19.47  $      19.88  $     17.94
    Average Common Shares Outstanding........  104,293,908   104,100,652   104,940,787   105,918,139   95,831,283
    Employees at Year End*...................       11,657        11,753        11,433        10,756       10,227
Historically Reported Credit Quality Ratios:*
    Net Loan and Lease Charge-offs to
     Average Loans and Leases................         0.22%         0.12%         0.17%         0.07%        0.13%
    Total Nonperforming Loans and
     Leases** & OREO to End of Period
     Loans and Leases & OREO.................         0.94          0.76          0.75          0.85         0.70
    Allowance for Loan and Lease Losses to
     End of Period Loans and Leases..........         1.39          1.34          1.38          1.62         1.62
    Allowance for Loan and Lease Losses to
     Total Nonperforming Loans and
     Leases**................................          154           182           193           206          275

--------
 * Not restated for acquisitions accounted for as pooling of interests.
** Loans and leases nonaccrual, restructured, and past due 90 days or more.

                             Yield & Cost Analysis
                Years ended December 31 (Tax equivalent basis)

                                                               2001   2000   1999   1998   1997
                                                               -----  -----  -----  -----  -----
Average Rates Earned:
 Loans........................................................  7.48%  8.14%  7.77%  8.12%  8.41%
 Investment Securities--Taxable...............................  7.05   6.62   6.42   6.52   6.79
 Investment Securities--Tax Exempt............................  7.26   7.16   7.13   7.44   7.40
 Trading Securities...........................................  4.21   4.92   5.08   5.13   5.01
 Short-term Investments.......................................  3.34   6.35   5.08   5.13   5.57
Average Rates Paid:
 Interest Bearing Deposits....................................  3.97%  5.20%  4.34%  4.62%  4.63%
 Short-term Borrowings........................................  4.78   6.34   5.07   5.37   5.51
 Long-term Borrowings.........................................  5.65   6.68   6.26   6.39   6.88
 M&I Marshall & Ilsley Bank Average Prime Rate................  6.91   9.24   8.02   8.35   8.44
Summary Yield and Cost Analysis:
(As a % of Average Assets)
 Average Yield................................................  6.60%  7.10%  6.72%  7.02%  7.31%
 Average Cost.................................................  3.29   4.29   3.49   3.64   3.68
                                                               -----  -----  -----  -----  -----
 Net Interest Income..........................................  3.31   2.81   3.23   3.38   3.63
 Provision for Loan and Lease Losses..........................  0.21   0.12   0.11   0.13   0.10
                                                               -----  -----  -----  -----  -----
 Net Interest Income After Provision for Loan and Lease Losses  3.10   2.69   3.12   3.25   3.53
 Net Securities Gains (Losses)................................    --     --  (0.02)  0.03  (0.02)
 Other Income.................................................  3.87   3.93   3.91   3.79   3.75
 Other Expense................................................  4.54   4.35   4.56   4.59   4.84
                                                               -----  -----  -----  -----  -----
 Income Before Income Taxes...................................  2.43   2.27   2.45   2.48   2.42
 Provision for Income Taxes...................................  0.89   0.83   0.89   0.95   0.91
                                                               -----  -----  -----  -----  -----
 Operating Income.............................................  1.54%  1.44%  1.56%  1.53%  1.51%
                                                               =====  =====  =====  =====  =====
 Accounting Changes & Special Charges......................... (0.26) (0.18)    --  (0.08)    --
                                                               -----  -----  -----  -----  -----
   Net Income.................................................  1.28%  1.26%  1.56%  1.45%  1.51%
                                                               =====  =====  =====  =====  =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

   Net income in 2001 amounted to $337.5 million or $3.09 per share on a diluted basis. The return on average assets and return on average equity were 1.28% and 13.89%, respectively. By comparison, 2000 net income was $315.1 million, diluted earnings per share was $2.89, the return on average assets was 1.26% and the return on average equity was 14.67%. For the year ended December 31, 1999, net income was $354.5 million or $3.14 per share diluted and the returns on average assets and average equity were 1.56% and 16.32%, respectively.

   The results of operations and financial position for the periods presented include the effects of the six acquisitions by the Metavante subsidiary of the Corporation as well as the two banking related acquisitions from the dates of merger. All transactions were accounted for as purchases.

   Net income for the year ended December 31, 2001 includes certain losses and expenses incurred in connection with the previously announced structural changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual value write-downs, the cumulative effect of the change in accounting for derivatives and hedging activities and the final charges for the banking charter consolidation completed during the second quarter. Net income for the year ended December 31, 2000 includes the cumulative effect of the change in accounting for certain conversion services provided by Metavante, securities losses and losses from the sale of ARM loans, single charter expenses and expenses incurred for the withdrawn IPO of Metavante.

   The following is a summary of the unusual items reported in 2001 and 2000 and the comparative operating income, earnings per share and return on average equity based on operating income for 2001, 2000, and 1999.

                                           Pre-tax effect  2001    2000    1999
                                           -------------- ------  ------  ------
                                           ($ in millions, except per share data)
Income as reported........................                $337.5  $315.1  $354.5
 Nonoperating losses and expenses:
   Metavante:
     Reduction in force and realignment...     $11.0
     Investment losses....................      16.0
     Acquisition related..................      45.0
     IPO expenses--2000...................       4.5
                                               -----      ------  ------  ------
   Total Metavante........................      76.5        43.4     3.1      --
   Balance Sheet Management:
     Investment losses....................      50.6                32.9
     Losses from sale of ARM loans........       3.1                 2.0
   Auto lease residual value write-downs..      25.0        15.8
   Charter Consolidation:
     2001.................................      12.0         8.5
     2000.................................       9.1                 6.2
   Change in accounting:
     Derivative and hedging activities....       0.7         0.4
     Conversion services--Metavante.......       3.8                 2.3
                                                          ------  ------  ------
 Total nonoperating losses and expenses...                  68.1    46.5      --
                                                          ------  ------  ------
Operating income..........................                $405.6  $361.6  $354.5
                                                          ======  ======  ======
Operating income per share:
 Basic....................................                $ 3.85  $ 3.44  $ 3.32
 Diluted..................................                  3.72    3.32    3.14
Operating income to average equity........                 16.70%  16.84%  16.32%

   The following reconciles operating income to operating income before amortization of intangibles ("tangible operating income"). Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax benefit or expense, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies. As more fully discussed in Note 1 to the Consolidated Financial Statements in Item 8, beginning January 1, 2002, intangibles with indefinite lives including certain goodwill will no longer be amortized in accordance with SFAS 142. The effect of SFAS 142 is depicted as pro forma operating income in the following table:

    Summary Consolidated Tangible Operating Income and Financial Statistics
                    ($ in millions, except per share data)

                                               2001    2000    1999
                                              ------  ------  ------
          Operating income................... $405.6  $361.6  $354.5
          SFAS142 amortization, net of tax...   15.4    14.7    18.1
                                              ------  ------  ------
          Pro forma operating income.........  421.0   376.3   372.6
          Other amortization, net of tax.....    5.6     4.5     5.7
                                              ------  ------  ------
          Tangible operating income.......... $426.6  $380.8  $378.3
                                              ======  ======  ======
          Tangible operating income per share
             Basic........................... $ 4.05  $ 3.62  $ 3.55
             Diluted.........................   3.91    3.50    3.35
          Return on average tangible assets..   1.64%   1.54%   1.69%
          Return on average tangible equity..  20.90   20.78   20.49

  Operating Income Statement Components as a Percent of Average Total Assets

   The following table presents a summary of the major elements of the consolidated operating income statements for the years ended December 31, 2001, 2000 and 1999. Each of the elements is stated as a percent of consolidated average total assets outstanding for the respective year and, where appropriate, is converted to a fully taxable equivalent basis (FTE). The results exclude the special charges in 2001 and 2000 as previously discussed.

                                              2001   2000   1999
                                              -----  -----  -----
          Interest income....................  6.60%  7.10%  6.72%
          Interest expense................... (3.29) (4.29) (3.49)
                                              -----  -----  -----
          Net interest income................  3.31   2.81   3.23
          Provision for loan and lease losses (0.21) (0.12) (0.11)
          Net securities losses..............    --     --  (0.02)
          Other income.......................  3.87   3.93   3.91
          Other expense...................... (4.54) (4.35) (4.56)
                                              -----  -----  -----
          Income before income taxes.........  2.43   2.27   2.45
          Income taxes....................... (0.89) (0.83) (0.89)
                                              -----  -----  -----
          Operating income to average assets.  1.54%  1.44%  1.56%
                                              =====  =====  =====

                              Net Interest Income

   Net interest income in 2001 amounted to $842.8 million compared with net interest income of $673.0 million in 2000, an increase of $169.8 million or 25.2%.

   Average earning assets in 2001 amounted to $23.9 billion compared to $22.8 billion in 2000, an increase of $1.1 billion or 4.9%. Average loans and leases accounted for all of the growth in earning assets. During the latter part of the third quarter of 2000, the Corporation realigned its available for sale investment securities portfolio through the sale and purchase of approximately $1.6 billion of U.S. Government Agency securities.

   Average interest bearing liabilities increased $0.6 billion or 3.2% in 2001 compared to 2000. Average interest bearing deposits decreased $0.6 billion. Average short-term borrowings increased $405 million while average long-term borrowings increased $784 million. Average noninterest bearing deposits increased $247 million or 9.3% compared to the prior year.

   The growth and composition of the Corporation's average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

                                                                             Percent
                                                                             Growth
                                                                          ------------
                                                                          2001   2000
                                                                           vs     vs
                                              2001      2000      1999    2000   1999
                                            --------- --------- --------- -----  -----
 Commercial:
   Commercial.............................. $ 5,478.3 $ 4,975.5 $ 4,359.9  10.1%  14.1%
   Commercial real estate:
     Commercial mortgages..................   4,740.7   4,182.6   3,845.3  13.3    8.8
     Construction..........................     521.9     433.3     329.8  20.4   31.4
                                            --------- --------- --------- -----  -----
   Total commercial real estate............   5,262.6   4,615.9   4,175.1  14.0   10.6
   Commercial lease financing..............     390.3     353.2     335.0  10.5    5.4
                                            --------- --------- --------- -----  -----
 Total commercial..........................  11,131.2   9,944.6   8,870.0  11.9   12.1
 Personal:
   Residential real estate:
     Residential mortgages.................   2,384.9   2,945.2   2,461.6 (19.0)  19.6
     Construction..........................     127.6     114.5     100.2  11.4   14.2
                                            --------- --------- --------- -----  -----
   Total residential real estate...........   2,512.5   3,059.7   2,561.8 (17.9)  19.4
   Consumer loans:
     Student...............................     116.0     185.2     257.9 (37.3) (28.2)
     Credit card...........................     177.5     165.6     139.2   7.2   19.0
     Home equity loans and lines...........   2,739.4   2,282.6   1,902.4  20.0   20.0
     Other.................................     888.6     894.9     807.9  (0.7)  10.8
                                            --------- --------- --------- -----  -----
   Total consumer loans....................   3,921.5   3,528.3   3,107.4  11.1   13.5
   Personal lease financing................     635.9     585.3     370.0   8.7   58.2
                                            --------- --------- --------- -----  -----
 Total personal............................   7,069.9   7,173.3   6,039.2  (1.4)  18.8
                                            --------- --------- --------- -----  -----
Total consolidated average loans and leases $18,201.1 $17,117.9 $14,909.2   6.3%  14.8%
                                            ========= ========= ========= =====  =====

   Compared to 2000, average loans and leases increased $1.1 billion or 6.3%. Approximately 44% or $0.5 billion of average loan growth was due to the acquisitions of National City Bancorporation in Minnesota and branch acquisitions in Arizona, which were all accounted for using the purchase method of accounting. At the time of purchase, over $1 billion in loans were acquired. Excluding the acquisitions, total commercial loan growth amounted to $0.8 billion and was driven by commercial real estate loan and commercial real estate construction loan growth of $0.6 billion. Average personal loans declined $0.2 billion, excluding acquisitions, largely due to accelerated prepayments combined with the strategy to sell new production of residential mortgages. For the second year in a row, home equity loans and lines exhibited double digit growth fueled in part by the acquisition of home equity loans and lines in support of its private-label banking services in the fourth quarter of 2000.

   Generally, the Corporation sells residential real estate loan production in the secondary market. Residential real estate loans originated and sold to investors amounted to $2.4 billion in 2001 compared to $0.6 billion in 2000. At December 31, 2001, the Corporation had approximately $0.3 billion of mortgage loans held for sale. During the third quarter of 2000, the Corporation began securitizing its monthly production of indirect automobile loans. Auto loans securitized and sold in 2001 amounted to $382 million. Approximately $46 million and $150 million of student loans were sold in 2001 and 2000, respectively. The Corporation anticipates that it will continue to divest of lower yielding assets through sale or securitization in future periods.

   The growth and composition of the Corporation's consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

                                                                     Percent
                                                                      Growth
                                                                  ------------
                                                                  2001    2000
                                                                   vs      vs
                                      2001      2000      1999    2000    1999
                                    --------- --------- --------- -----   ----
Bank issued deposits:
 Noninterest bearing:
   Commercial...................... $ 1,909.3 $ 1,693.5 $ 1,720.3  12.7%  (1.6)%
   Personal........................     606.8     580.2     558.7   4.6    3.8
   Other...........................     379.0     374.7     384.6   1.1   (2.6)
                                    --------- --------- --------- -----   ----
 Total noninterest bearing.........   2,895.1   2,648.4   2,663.6   9.3   (0.6)
 Interest bearing:
   Activity accounts:
     Savings & NOW.................   1,775.6   1,845.9   2,027.6  (3.8)  (9.0)
     Money market..................   5,468.9   4,575.5   4,232.8  19.5    8.1
     Foreign activity..............     588.6     414.8     334.6  41.9   24.0
                                    --------- --------- --------- -----   ----
   Total activity accounts.........   7,833.1   6,836.2   6,595.0  14.6    3.7
   Time deposits:
     Other CDs & time..............   3,213.9   3,415.2   3,433.9  (5.9)  (0.5)
     CDs greater than $100.........     761.4     875.8     821.0 (13.1)   6.7
                                    --------- --------- --------- -----   ----
   Total time deposits.............   3,975.3   4,291.0   4,254.9  (7.4)   0.8
                                    --------- --------- --------- -----   ----
 Total interest bearing............  11,808.4  11,127.2  10,849.9   6.1    2.6
                                    --------- --------- --------- -----   ----
Total bank issued deposits.........  14,703.5  13,775.6  13,513.5   6.7    1.9
Wholesale deposits:
 Money market......................     262.9     666.4     597.3 (60.5)  11.6
 Brokered CDs......................   1,478.4   1,430.6     876.5   3.3   63.2
 Foreign time......................     745.8   1,625.2   1,169.6 (54.1)  39.0
                                    --------- --------- --------- -----   ----
Total wholesale deposits...........   2,487.1   3,722.2   2,643.4 (33.2)  40.8
                                    --------- --------- --------- -----   ----
Total consolidated average deposits $17,190.6 $17,497.8 $16,156.9  (1.8)%  8.3%
                                    ========= ========= ========= =====   ====

   Average bank issued deposits increased $0.9 billion or 6.7% in 2001 compared with 2000. Approximately $0.4 billion or 38% of the growth was attributable to acquisitions. Excluding the impact of acquisitions, average noninterest bearing deposits increased $0.2 billion and interest bearing activity accounts increased $0.4 billion. Money market savings, especially money market index accounts exhibited the greatest growth in bank issued deposits in 2001 compared to 2000. Average bank issued money market index savings increased $1.0 billion or 23.3% excluding acquisitions while other interest bearing activity accounts declined $0.1 billion. Average bank issued time deposits declined $0.5 billion. M&I's markets have experienced some irrational pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels which the Corporation elected not to pursue.

   During 2000, M&I disposed of three branches. Deposits and loans aggregating approximately $111 million and $8 million, respectively were divested in 2000. As part of its private-label banking services, the Corporation acquired $354 million of deposits late in 2000.

   The growth in bank issued deposits and shift in deposit mix provided a benefit to the net interest margin in 2001. Both commercial and retail banking contributed to the success experienced in growing bank issued deposits. The Corporation believes additional deposit growth can be achieved by continuing to focus on developing deeper relationships through the sale of treasury management products and services, continued use of customer and prospect lists modeled for successful cross selling, successfully implementing newly developed retention strategies and continuing to provide incentive plans focused on growing deposits and deepening relationships.

   Average wholesale deposits declined $1.3 billion or 34%, excluding acquisitions. The decline reflects, in part, the Corporation's greater use of borrowings which is a part of its overall strategy to reduce interest rate risk as well as not renewing a contractual institutional relationship that would have re-priced to levels above comparable funding alternatives.

   During 2001, the Corporation's banking segment issued $547 million of debt under its bank note program consisting of $250 million of senior bank notes--Extendible Liquidity Securities ("EXLs") and $297 million of subordinated debt. See Note 12, Short-term Borrowings and Note 13, Long-term Borrowings in Notes to Consolidated Financial Statements contained in Item 8 herein for further discussion regarding bank notes. At December 31, 2001, bank notes, which are included in short-term borrowings and long-term borrowings, amounted to $1.8 billion. In addition, the banking segment increased its borrowings from the Federal Home Loan Bank in 2001 by obtaining $685 million of floating and fixed rate advances. During 2001, the Corporation issued $250 million of Series E medium-term notes. Approximately $68.0 million of the Corporation's other series medium-term notes matured in 2001.

   The net interest margin (FTE) as a percent of average earning assets was 3.67% in 2001 compared to 3.08% in 2000, an increase of 59 basis points. The yield on earning assets decreased 48 basis points from 7.79% in 2000 to 7.31% in 2001 while the cost of interest bearing liabilities decreased 120 basis points from 5.49% in 2000 to 4.29% in 2001. Less reliance on higher-cost funding sources, growth in lower-cost bank issued deposits, improved loan spreads and the liability sensitive repricing characteristics of the Corporation's balance sheet in the declining rate environment experienced in 2001 all contributed to the margin improvement. Offsetting this improvement was the impact of the common stock acquired in conjunction with the Corporation's treasury buyback program.

   The yield on loans and leases was 7.48% in 2001 compared to 8.14% in 2000, a decrease of 66 basis points. Despite the loan growth and wider spreads previously discussed, interest income on a FTE basis declined $32.7 million in 2001 compared to 2000.

   The increase in the yield on the investment security portfolio reflects the realignment of the portfolio previously discussed, however, balance run-off in the portfolio, which reflects in part increased prepayment activity, resulted in a decline in interest income on a FTE basis of $5.4 million.

   The decrease in the rates paid on interest bearing liabilities contributed approximately $252.0 million of the decrease in interest expense while the increase in volume offset the benefit by approximately $43.3 million in 2001 compared to the prior year.

   On January 1, 2001, the Corporation adopted the new accounting standard for accounting for derivative financial instruments and hedging activities as explained in Notes 2 and 20 in Notes to Consolidated Financial Statements contained in Item 8 herein. The new standard requires that those derivative instruments be recognized in the Corporation's Consolidated Balance Sheets as assets or liabilities at their fair value. For 2001, the effect on net interest income resulting from the derivative financial instruments designated as hedges was a positive $2.7 million compared with a negative $3.5 million in 2000.

   The Corporation anticipates that the net interest margin will continue to expand into the first quarter of 2002, however, the rate of growth is expected to slow as the Corporation continues to manage its balance sheet interest rate sensitivity. In addition, the amount of growth is dependent on loan and deposit growth, spreads and the general interest rate environment.

   Net interest income in 2000 amounted to $673.0 million compared with net interest income of $705.3 million in 1999, a decrease of $32.3 million.

   Average earning assets in 2000 amounted to $22.8 billion compared to $20.6 billion in 1999, an increase of $2.2 billion or 10.9%. Average loans and leases increased $2.2 billion or 14.8% . The remainder of the increase was distributed evenly between investment securities and short-term investments. During the latter part of the third quarter of 2000, the Corporation realigned its available for sale investment securities portfolio through the sale and purchase of approximately $1.6 billion of U.S. Government Agency securities. The benefit of these transactions was realized beginning in the fourth quarter of 2000.

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

   Compared to 1999, average loans and leases increased $2.2 billion or 14.8%. Total commercial loan growth amounted to $1.1 billion or 12.1% and was driven by commercial loan growth of $616 million and commercial real estate loan and commercial real estate construction growth of $441 million. Average personal loan growth amounted to $1.1 billion or 18.8%. Home equity loans and lines accounted for $380 million, residential mortgages accounted for $484 million and lease financing receivables accounted for $215 million of the growth in retail loans.

   Generally, the Corporation sells fixed rate residential real estate loans and in 2000 began selling a portion of ARM loan production in the secondary market. Residential real estate loans originated and sold to investors amounted to $0.6 billion in 2000 compared to $1.1 billion in 1999. As part of its announced balance sheet management restructuring, the Corporation sold $300.8 million of portfolio ARM loans. ARM loans securitized and recorded as available for sale securities late in 2000 amounted to $511 million. Auto loans securitized and sold in 2000 amounted to $223 million.

   Due to strong earning asset growth, particularly loan growth, the Corporation made greater uses of wholesale deposits in 2000 compared to the prior year. Wholesale deposits increased $1.1 billion or 40.8%, of which, foreign time deposits accounted for $0.5 billion of the increase while brokered CDs increased $0.6 billion.

   Money market savings, especially money market index accounts, exhibited the greatest growth in bank issued deposits in 2000 compared to 1999. Average bank issued money market savings increased $343 million or

8.1%. Average bank issued Eurodollar activity and bank issued time deposits increased $80 million and $36 million, respectively, while average savings and NOW decreased $182 million in 2000 compared to the prior year. As previously discussed, noninterest-bearing deposits were relatively unchanged year over year.

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

   The yield on loans and leases was 8.14% in 2000 compared to 7.77% in 1999, an increase of 37 basis points. The increase in yield and the strong loan growth previously discussed contributed over 90% of the increase in interest income on an FTE basis.

   The remaining increase in interest on earning assets was primarily attributable to investment securities. The total yield on the taxable investment security portfolio increased by approximately 20 basis points in 2000 compared to 1999.

   The increase in the rates paid on interest bearing liabilities contributed approximately $161.5 million and the increase in volume accounted for approximately $122.2 million of the increase in interest paid on interest bearing liabilities in 2000 compared to the prior year. In addition to the use of higher-cost funds for earning asset growth, interest expense was adversely affected by the repurchase of treasury shares.

   For 2000, the effect on net interest income resulting from the derivative financial instruments designated as hedges was a negative $3.5 million compared with a positive $7.0 million in 1999.

          Average Balance Sheets and Analysis of Net Interest Income

   The Corporation's consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

                                               2001                             2000                             1999
                                 -------------------------------  -------------------------------  ---------------------------------
                                               Interest  Average                Interest  Average                Interest   Average
                                   Average     Earned/   Yield or   Average     Earned/   Yield or   Average     Earned/    Yield or
                                   Balance       Paid    Cost (3)   Balance       Paid    Cost (3)   Balance       Paid     Cost (3)
                                 -----------  ---------- -------- -----------  ---------- -------- -----------  ----------  --------
Loans and leases (1,2).......... $18,201,142  $1,361,048   7.48%  $17,117,909  $1,393,723   8.14%  $14,909,225  $1,158,746    7.77%
Investment securities:
  Taxable.......................   3,926,737     270,336   7.05     4,063,773     272,536   6.62     4,208,498     269,668    6.42
  Tax exempt (1)................   1,269,175      91,206   7.26     1,327,159      94,371   7.16     1,217,847      85,552    7.13
Interest bearing deposits in
 other banks....................      35,535       1,614   4.54        24,850       2,066   8.31        21,566       1,184    5.49
Funds sold and security
 resale agreements..............      52,401       2,529   4.83        99,126       6,429   6.49        68,764       3,758    5.47
Trading securities (1)..........      21,284         896   4.21        30,926       1,523   4.92        37,277       1,894    5.08
Other short-term
 investments....................     415,921      12,669   3.05       141,511       8,363   5.91        95,775       4,515    4.71
                                 -----------  ----------   ----   -----------  ----------   ----   -----------  ----------    ----
      Total interest
       earning assets...........  23,922,195   1,740,298   7.31%   22,805,254   1,779,011   7.79%   20,558,952   1,525,317    7.43%
Cash and demand deposits
 due from banks.................     651,367                          615,015                          638,399
Premises and equipment, net.....     391,633                          376,286                          360,624
Other assets....................   1,658,203                        1,478,688                        1,371,488
Allowance for loan and
 lease losses...................    (253,089)                        (233,466)                        (228,500)
                                 -----------                      -----------                      -----------
      Total assets.............. $26,370,309                      $25,041,777                      $22,700,963
                                 ===========                      ===========                      ===========
Money market savings
 deposits....................... $ 5,731,794  $  198,341   3.46%  $ 5,241,772  $  277,813   5.30%  $ 4,830,159  $  205,148    4.25%
Savings and interest bearing
 demand deposits................   1,775,596      20,733   1.17     1,845,916      29,812   1.62     2,027,658      33,525    1.65
Other time deposits.............   5,023,701     244,345   4.86     5,458,234     318,229   5.83     4,941,175     254,965    5.16
CDs greater than $100,
 brokered and callable
 CDs............................   1,764,417     103,480   5.86     2,303,442     146,162   6.35     1,694,301      92,226    5.44
                                 -----------  ----------   ----   -----------  ----------   ----   -----------  ----------    ----
Total interest
 bearing deposits...............  14,295,508     566,899   3.97    14,849,364     772,016   5.20    13,493,293     585,864    4.34
Short-term borrowings...........   3,944,160     188,587   4.78     3,538,846     224,187   6.34     2,803,834     142,294    5.07
Long-term borrowings............   1,962,801     110,842   5.65     1,178,805      78,773   6.68     1,009,132      63,145    6.26
                                 -----------  ----------   ----   -----------  ----------   ----   -----------  ----------    ----
      Total interest
       bearing
       liabilities..............  20,202,469     866,328   4.29%   19,567,015   1,074,976   5.49%   17,306,259     791,303    4.57%
Noninterest bearing deposits....   2,895,083                        2,648,419                        2,663,609
Other liabilities...............     843,198                          678,269                          558,978
Shareholders' equity............   2,429,559                        2,148,074                        2,172,117
                                 -----------                      -----------                      -----------
      Total liabilities and
       shareholders'
       equity................... $26,370,309                      $25,041,777                      $22,700,963
                                 ===========                      ===========                      ===========
      Net interest income.......              $  873,970                       $  704,035                       $  734,014
                                              ==========                       ==========                       ==========
      Net yield on interest
       earning assets...........                           3.67%                            3.08%                             3.58%
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

          Analysis of Changes in Interest Income and Interest Expense

   The effect on interest income and interest expense due to volume and rate changes in 2001 and 2000 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

                                                  2001 versus 2000                2000 versus 1999
                                          -------------------------------  ------------------------------
                                           Increase (Decrease)             Increase (Decrease)
                                            Due to Change in                 Due to Change in
                                          --------------------             -------------------
                                           Average    Average    Increase   Average   Average    Increase
                                          Volume (2)   Rate     (Decrease) Volume (2)  Rate     (Decrease)
                                          ---------- ---------  ---------- ---------- --------  ----------
Interest on earning assets:
Loans and leases (1).....................  $ 88,175  $(120,850) $ (32,675)  $171,615  $ 63,362   $234,977
Investment securities:
   Taxable...............................   (18,563)    16,363     (2,200)    (5,238)    8,106      2,868
   Tax-exempt (1)........................    (4,511)     1,346     (3,165)     8,421       398      8,819
Interest bearing deposits in other banks.       888     (1,340)      (452)       180       702        882
Funds sold and security resale
  agreements.............................    (3,032)      (868)    (3,900)     1,661     1,010      2,671
Trading securities (1)...................      (474)      (153)      (627)      (323)      (48)      (371)
Other short-term investments.............    16,218    (11,912)     4,306      2,154     1,694      3,848
                                           --------  ---------  ---------   --------  --------   --------
       Total interest income change......  $ 78,701  $(117,414) $ (38,713)  $178,470  $ 75,224   $253,694
                                           ========  =========  =========   ========  ========   ========
Expense on interest bearing liabilities:
   Money market savings deposits.........  $ 25,971  $(105,443) $ (79,472)  $ 17,494  $ 55,171   $ 72,665
   Savings and interest bearing
     demand deposits.....................    (1,139)    (7,940)    (9,079)    (2,999)     (714)    (3,713)
   Other time deposits...................   (25,333)   (48,551)   (73,884)    26,680    36,584     63,264
   CDs greater than $100, brokered
     and callable CDs....................   (34,228)    (8,454)   (42,682)    33,137    20,799     53,936
                                           --------  ---------  ---------   --------  --------   --------
Total interest bearing deposits..........   (34,729)  (170,388)  (205,117)    74,312   111,840    186,152
Short-term borrowings....................    25,697    (61,297)   (35,600)    37,265    44,629     81,894
Long-term borrowings.....................    52,371    (20,302)    32,069     10,622     5,005     15,627
                                           --------  ---------  ---------   --------  --------   --------
       Total interest expense change.....  $ 43,339  $(251,987) $(208,648)  $122,199  $161,474   $283,673
                                           ========  =========  =========   ========  ========   ========

--------
Notes:
(1) Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2) Based on average balances excluding fair value adjustments for available for sale securities.

         Summary of Loan and Lease Loss Experience and Credit Quality

   The following tables present comparative credit quality information as of and for the year ended December 31, 2001, as well as selected comparative years:

                    Consolidated Credit Quality Information
                             December 31, ($000's)

                                                     2001      2000      1999      1998      1997
                                                   --------  --------  --------  --------  --------
Nonperforming Assets by Type
Loans and Leases:
   Nonaccrual..................................... $166,434  $121,425  $106,387  $101,346  $ 66,945
   Renegotiated...................................      378       614       708       978     1,338
   Past Due 90 Days or More.......................    6,982     7,371     9,975     7,631     8,238
                                                   --------  --------  --------  --------  --------
   Total Nonperforming Loans and Leases...........  173,794   129,410   117,070   109,955    76,521
Other Real Estate Owned...........................    6,796     3,797     6,230     8,751    15,573
                                                   --------  --------  --------  --------  --------
       Total Nonperforming Assets................. $180,590  $133,207  $123,300  $118,706  $ 92,094
                                                   ========  ========  ========  ========  ========
Allowance for Loan and Lease Losses............... $268,198  $235,115  $225,862  $226,052  $208,651
                                                   ========  ========  ========  ========  ========

Consolidated Statistics
Net Charge-offs to Average Loans and Leases.......     0.22%     0.12%     0.17%     0.07%     0.12%
Total Nonperforming Loans and Leases to Total
  Loans and Leases................................     0.90      0.74      0.72      0.79      0.58
Total Nonperforming Assets to Total Loans and
  Leases and Other Real Estate Owned..............     0.94      0.76      0.75      0.85      0.70
Allowance for Loan and Lease Losses to Total Loans
  and Leases......................................     1.39      1.34      1.38      1.62      1.59
Allowance for Loan and Lease Losses to
  Nonperforming Loans and Leases..................      154       182       193       206       273

           Major Categories of Nonaccrual Loans and Leases ($000's)

                                         December 31, 2001               December 31, 2000
                                  ------------------------------- -------------------------------
                                               % of       % of                 % of       % of
                                  Nonaccrual Loan Type Nonaccrual Nonaccrual Loan Type Nonaccrual
                                  ---------- --------- ---------- ---------- --------- ----------
Commercial and Lease Financing...  $ 82,297     1.3%      49.4%    $ 51,886     0.9%      42.7%
Real Estate
Construction and Land Development       720     0.1        0.4        2,896     0.5        2.4
Commercial Real Estate...........    34,546     0.7       20.8       35,011     0.7       28.9
Residential Real Estate..........    47,783     0.9       28.7       29,895     0.7       24.6
                                   --------     ---      -----     --------     ---      -----
   Total Real Estate.............    83,049     0.7       49.9       67,802     0.7       55.9
Personal and Lease Financing.....     1,088     0.1        0.7        1,737     0.1        1.4
                                   --------     ---      -----     --------     ---      -----
   Total.........................  $166,434     0.9%     100.0%    $121,425     0.7%     100.0%
                                   ========     ===      =====     ========     ===      =====

  Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000's)

                                                     2001     2000      1999     1998     1997
                                                   -------- --------  -------- -------- --------
Allowance for Loan and Lease Losses At Beginning
  of Year......................................... $235,115 $225,862  $226,052 $208,651 $161,659
Provision for Loan and Lease Losses...............   54,115   30,352    25,419   27,090   17,633
Allowance of Banks and Loans Acquired.............   19,151    1,270        --       --   42,773
Allowance Transfer for Loan Securitizations.......       --   (1,022)       --       --       --
Loans and Leases Charged-off:
   Commercial.....................................   22,773   10,623    17,275    6,401    8,474
   Real Estate--Construction......................      186        4       157      352       87
   Real Estate--Mortgage..........................   11,795    9,848     5,719    5,115    3,907
   Personal.......................................   10,965    8,216     7,121    7,886    7,868
   Leases.........................................    2,890    1,327     2,285    1,191    1,166
                                                   -------- --------  -------- -------- --------
Total Charge-offs.................................   48,609   30,018    32,557   20,945   21,502
Recoveries on Loans and Leases:
   Commercial.....................................    4,135    4,696     2,696    6,708    4,176
   Real Estate--Construction......................       43       57         6      164       53
   Real Estate--Mortgage..........................    1,419    1,458     1,413    1,369    1,097
   Personal.......................................    2,567    2,199     2,244    2,690    2,501
   Leases.........................................      262      261       589      325      261
                                                   -------- --------  -------- -------- --------
Total Recoveries..................................    8,426    8,671     6,948   11,256    8,088
                                                   -------- --------  -------- -------- --------
Net Loans and Leases Charged-off..................   40,183   21,347    25,609    9,689   13,414
                                                   -------- --------  -------- -------- --------
Allowance for Loan and Lease Losses at End of Year $268,198 $235,115  $225,862 $226,052 $208,651
                                                   ======== ========  ======== ======== ========

   Nonperforming assets consist of nonperforming loans and leases and other real estate owned ("OREO").

   OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. OREO acquired in satisfaction of debts amounted to $6.5 million, $2.7 million and $5.1 million at December 31, 2001, 2000 and 1999, respectively. Branch premises held for sale amounted to $0.3 million, $1.1 million and $1.1 million at the end of 2001, 2000 and 1999, respectively.

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

   At December 31, 2001, nonperforming loans and leases amounted to $173.8 million or 0.90% of consolidated loans and leases compared to $129.4 million or 0.74% at December 31, 2000 and $117.1 million or 0.72% at December 31, 1999. Acquisitions increased nonperforming loans by $26.5 million at the time the acquisitions were completed, which was in the third quarter of 2001. Excluding acquisitions, nonperforming loans were relatively unchanged during the second half of the current year. Nonaccrual loans increased $45.0 million at year end 2001 compared to year end 2000. Nonaccrual commercial loans and leases accounted for $30.4 million of the increase and nonaccrual residential real estate loans accounted for $17.9 million of the increase. Nonaccrual commercial mortgages were relatively unchanged while nonaccrual construction and land development and personal loans declined $2.2 million and $0.6 million, respectively.

   Net charge-offs amounted to $40.2 million or 0.22% of average loans and leases in 2001 compared with $21.3 million or 0.12% of average loans and leases in 2000 and $25.6 million or 0.17% of average loans and leases in 1999.

   The allowance for loan and lease losses is determined using a methodology which reserves currently for those loans and leases in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar, "homogeneous" loans and environmental factors unique to each measurement date. This reserving methodology has the following components:

      Specific reserve. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans which meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best- and worst- case scenarios for each loan.

      Reserves for homogeneous loan pools. The Corporation makes a significant number of loans and leases which, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Corporation segments the pools by type of loan or lease and using historical loss information estimates a loss reserve for each pool.

      Special reserve. The Corporation's senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history. Reserves allocated are based on estimates of loss that senior lending management has isolated based on these economic trends or conditions. At December 31, 2001, special reserves have been established for exposures to the airline and travel industries due to the significant uncertainties brought about by the terrorism of this past September and reduction in business travel in response to the slower economy. The Corporation, given its geographic marketplace, also has exposure to the manufacturing, paper and allied products and dairy sectors, all of which have been impacted more significantly by the economic slowdown than other sectors and for which the Corporations has allocated additional reserves. While most loans in these categories are still performing, the current economic slowdown has resulted in deteriorating operating results and reduced collateral values that could adversely impact recoveries in the event the loans or leases were liquidated.

   Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $268.2 million at December 31, 2001 compared to $235.1 million at December 31, 2000 and $225.9 million at December 31, 1999. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses to the required level after taking into consideration charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

   Charge-offs for 2002 will continue to be affected by the factors previously discussed. The Corporation anticipates nonperforming loans will increase and charge-off levels will continue to be at the upper end of recent historical levels for at least six months, and possibly longer depending on the economy, but below the level experienced in the fourth quarter of 2001 (0.35%). However, negative economic events, adverse developments in industry segments within the portfolio or deterioration of a large loan or loans could have significant adverse impacts on the actual loss levels. There are no other known specific issues or industry of concern or material loans believed to be in imminent danger of deteriorating or defaulting which would give rise to a large near-term charge-off.

                                 Other Income

   Total other income amounted to $1,002.8 million in 2001 compared to $933.2 million in 2000.

   Other income in 2001 includes approximately $16.0 million of investment securities losses associated with equity investments held by Metavante relating to the mortgage origination business as well as an equity investment whose technology was replaced by Metavante's acquisitions of Derivion and CyberBills.

   Other income in 2000 includes $50.6 million of investment securities losses resulting from the realignment of the Corporation's investment security portfolio as previously discussed.

   Excluding these nonoperating items, total other income in 2001 amounted to $1,018.9 million compared to $983.7 million in 2000, an increase of $35.2 million or 3.6%.

   Total data processing services revenue amounted to $559.8 million in 2001 compared to $546.0 million in 2000, an increase of $13.8 million or 2.5%. Excluding one large buyout fee recognized in the third quarter of 2000, total data processing services revenue increased $27.5 million or 5.2%. e-Finance revenue increased $29.2 million or 32.1%, excluding the 2000 buyout fee, which reflects the impact of acquisitions as well as growth in electronic bill presentment and payment and electronic banking products for businesses and consumers. Financial technology solutions, the traditional outsourcing business, increased $10.1 million or 2.4% primarily due to buyout fees. This largest source of data processing services revenue is not expected to grow much faster in the near term due to continued bank consolidation and the weaker economy. Other data processing revenue declined primarily due to lower professional services revenue.

   Item processing revenue decreased $3.8 million. During 2001 the Corporation sold certain item processing relationships and also sold four Midwest item processing centers.

   Fees from trust services were $120.8 million in 2001 compared to $117.7 million in 2000, an increase of $3.1 million or 2.7%. Trust revenues have continued to remain flat throughout each quarter this year due to the impact of volatile equity markets and continued movement of funds from high fee equity funds to lower fee fixed income and money market funds. New sales and the impact of the National City acquisition resulted in an increase in assets under management of 7.1% which served to stabilize this source of revenue in 2001.

   Service charges on deposits increased $12.1 million or 16.4% and amounted to $86.0 million in 2001 compared to $73.9 million in 2000. Service charges on commercial demand accounts were the primary driver of the increase and reflect the Corporation's focus on deposit growth as well as the impact from acquisitions. The Corporation has implemented initiatives to produce higher absolute levels of service charge fee income, but believes it is unlikely that the growth will be at levels comparable to the year-over-year growth reflected in 2001.

   Mortgage banking revenue was $46.2 million in 2001 compared with $18.9 million in 2000, an increase of $27.3 million. Gains from sales of mortgages to the secondary market and mortgage related fees accounted for the increase. As previously discussed, mortgage loans originated and sold in 2001 were four times the volume originated and sold in 2000.

   Capital markets revenue decreased $9.4 million in 2001 compared to the prior year. Net gains from the sale of investments, which vary from period to period, accounted for the decline.

   In addition to the increase in net realizable value, life insurance revenue in 2000 includes death benefit gains of $0.6 million.

   Net securities losses in 2001, excluding the effect of the losses previously discussed, amounted to $1.1 million and principally represent losses by the banking segment.

   Other noninterest income amounted to $121.8 million in 2001 compared to $126.7 million in 2000, a decrease of $4.9 million. Revenue associated with the monthly securitization of auto loans increased $9.9 million. Gains from the sale of branches and other assets sales were $14.5 million less in 2001 compared to the prior year.

   Total other income amounted to $933.2 million in 2000 compared to $883.1 million in 1999. Excluding securities losses of $50.6 million associated with the realignment of investment securities previously discussed, total other income in 2000 amounted to $983.8 million or an increase of $100.7 million or 11.4%.

   Total data processing services revenue amounted to $546.0 million in 2000 compared to $494.8 million in 1999, an increase of $51.2 million or 10.4%. e-Finance fees increased $40.3 million or 62.5% and reflect a full year of revenue from the electronic banking services acquisitions in 1999 as well as growth in electronic bill payment services. e-Finance fees also include a $13.7 million buyout fee due to one large fee recognized in the third quarter of 2000. Financial technology solutions increased $14.6 million or 3.5% and reflect a full year of revenue from the plastic card personalization and procurement services acquisition in 1999 as well as revenue associated with increased volumes in electronic funds distribution. Other revenues decreased $3.6 million due to a decrease in professional services.

   Item processing revenue increased $11.2 million due to the addition of a large customer that converted its item processing in the fourth quarter of 1999.

   Fees from trust services were $117.7 million in 2000 compared to $101.0 million in 1999, an increase of $16.7 million or 16.6%. All product lines reflected revenue growth. At December 31, 2000, total trust assets were $1.2 billion higher than the previous year. Assets under management increased $1.0 billion or 9% and proprietary mutual fund balances increased $0.5 billion or 11%.

   Mortgage banking revenue was $18.9 million in 2000 compared with $29.1 million in 1999, a decrease of $10.2 million. Gains from sales of mortgages to the secondary market and mortgage related fees declined $9.2 million and loan-servicing fees decreased $1.0 million.

   Capital markets revenue increased $7.6 million in 2000 compared to the prior year. Net gains from the sale of investments, which vary from period to period, accounted for $7.8 million of the increase.

   Net securities gains in 2000, excluding the effect of the losses incurred from the investment security portfolio re-alignment previously discussed, amounted to $1.1 million and principally represents gains from the sale of certain equity securities by the banking segment.

   Other noninterest income amounted to $126.7 million in 2000 compared to $114.2 million in 1999, an increase of $12.5 million. Revenue associated with auto securitizations which began in 2000 amounted to $3.9 million. Gains from the sale of branches and other assets sales were $7.2 million greater in 2000 compared to 1999. Other increases in commissions and fees in 2000 offset the death benefit gain on life insurance policies of $6.0 million recognized in 1999.

                                 Other Expense

   Total other expense amounted to $1,290.4 million in 2001, an increase of $184.9 million or 16.7% from $1,105.5 million in 2000. Both 2001 and 2000 contain certain nonoperating charges which consisted of the following:

  2001 Charges

   $12.0 million was spent to complete the single charter initiative. Such costs consisted of programming changes required to support operations and processes to achieve the scale required in the single charter environment, consulting fees and other professional fees, costs incurred to eliminate duplicate loan and deposit customer accounts and other affiliate shareholder matters and costs associated with employee relocation, retention and severance. This initiative was completed in the second quarter of 2001. The total cost incurred for this initiative, which began in the third quarter of 2000, was approximately $21.1 million which was approximately $3.0 million less than originally estimated.

   A special $25.0 million charge was taken to write-down residual values associated with the Corporation's indirect auto lease portfolio. Although there are no guarantees that there will not be further residual value write-downs, the Corporation believes it has taken the necessary steps to reduce the likelihood of material future write-downs.

   $11.0 million of charges were taken for Metavante's reduction in force and realignment which consisted of the closing of selected regional offices in Idaho, Maryland, Virginia and Green Bay, Wisconsin, and a general reduction in force across all classes of employees in the Milwaukee metropolitan area. Approximately 400 positions were eliminated. Total costs consisted primarily of severance of $9.6 million, lease termination and other occupancy exit costs of $0.7 million and professional fees including outplacement services of $0.4 million. Approximately $10.5 million of the costs were paid in 2001.

   $9.8 million in charges were taken in conjunction with the acquisitions of Derivion and CyberBills by Metavante. $2.8 million of prepaid maintenance fees and capitalized software costs associated with other technologies that were replaced by the new and enhanced bill presentment and payment technology obtained in the acquisitions were written-off in the second quarter of 2001. Transition costs associated with the integration totaled approximately $7.0 million and were recognized as incurred in the third and fourth quarters of 2001.

   $34.5 million in charges were taken in conjunction with Metavante's acquisition of Brokat's North American Internet banking operations. Four locations and five technology platforms were consolidated resulting in severance of $3.8 million and facility closure charges of approximately $10.2 million. Write-offs of existing technology and software which will be replaced by Brokat's software amounted to $20.5 million.

   The remaining loss recognized was primarily due to the disposal of a subsidiary of Metavante.

  2000 Charges

   $3.1 million loss resulted from the sale of portfolio ARM loans.

   $4.5 million of Metavante IPO expenses. Such expenses included registration costs and professional fees incurred in preparation of an initial registration statement as well as professional fees for tax and benefit plan consulting, market assessments, other strategic consulting and name change. Such expenses also included costs that normally would be netted against the IPO proceeds had it proceeded as originally planned.

   $9.1 million of single charter expenses as previously discussed.

   The following table shows other expense as reported in the Consolidated Statements of Income contained in Item 8 and operating expenses for the years ended December 31, 2001 and 2000. Operating expenses exclude the nonoperating items previously discussed.

                                                                                              Operating
                                                                                            Expense Growth
                                  Year Ended December 31, 2001 Year Ended December 31, 2000  2001 vs 2000
                                  ---------------------------- ---------------------------- -------------
                                             Non-                         Non-
                                     As    operating Operating    As    operating Operating
                                  Reported   Items   Expenses  Reported   Items   Expenses  Amount   Pct
                                  -------- --------- --------- -------- --------- --------- ------   ----
                                        ($ in millions)              ($ in millions)
Other Expense:
  Salaries and employee benefits. $  694.1   $15.6   $  678.5  $  627.4   $  --   $  627.4  $ 51.1    8.1%
  Net occupancy..................     71.3     7.5       63.8      54.8      --       54.8     9.0   16.4
  Equipment......................    118.2     1.5      116.7     114.0      --      114.0     2.7    2.4
  Software expenses..............     39.8      --       39.8      30.0      --       30.0     9.8   32.6
  Processing charges.............     40.0     2.0       38.0      32.1      --       32.1     5.9   18.5
  Supplies and printing..........     20.6      --       20.6      19.9      --       19.9     0.7    3.3
  Professional services..........     31.6     0.8       30.8      34.0      --       34.0    (3.2)  (9.4)
  Shipping and handling..........     44.8     0.2       44.6      41.9      --       41.9     2.7    6.4
  Amortization of intangibles....     38.5     1.3       37.2      32.5      --       32.5     4.7   14.5
  Other..........................    191.5    64.1      127.4     118.9    16.7      102.2    25.2   24.7
                                  --------   -----   --------  --------   -----   --------  ------   ----
Total Other Expense.............. $1,290.4   $93.0   $1,197.4  $1,105.5   $16.7   $1,088.8  $108.6   10.0%
                                  ========   =====   ========  ========   =====   ========  ======   ====

   Excluding the above, operating expenses amounted to $1,197.4 million in 2001 compared to $1,088.8 million in 2000, an increase of $108.6 million or 10.0%.

   Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding special charges) divided by the sum of total other income (excluding securities gains or losses other than Capital Markets revenue) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the years ended December 31, 2001, 2000, and 1999 were:

                   Efficiency Ratios                     2001  2000  1999
                   -----------------                     ----  ----  ----
     Consolidated Corporation........................... 63.2% 64.6% 63.8%
     Consolidated Corporation Excluding Metavante:
               Including Intangible Amortization........ 53.3% 55.0% 53.7%
               Excluding Intangible Amortization........ 51.1% 53.3% 51.3%

   Operating salaries and benefits expense amounted to $678.5 million for 2001 compared to $627.4 million in 2000, an increase of $51.1 million or 8.1%. The expense for providing healthcare benefits to employees and retirees increased 34.6% in 2001 compared to the prior year and accounted for $13.2 million of the growth in salaries and benefits. Incentive commissions and compensation increased $11.8 million or 19.4% due to increased loan production, deposit growth and compensation based on other performance measures including the Corporation's common stock performance. Excluding these items, salary and benefit expense increased 4.9% in the current year and was driven by the banking segment which reflects, in part, the impact of the National City acquisition in August. The increase due to acquisitions was offset by the reduction in force and realignment announced in June and as a result, Metavante's year over year salaries and benefits expense was relatively unchanged.

   Metavante's operating expense growth, driven in part by acquisitions, accounted for $19.9 million or approximately 71% of the corporate-wide operating expense growth in net occupancy, equipment, software, processing and supplies and printing.

   The decline in professional services operating expense was also driven by Metavante. This area was specifically identified for cost-savings as part of Metavante's reduction in force and realignment implemented during the second quarter of 2001 and reflects the focus on acquisitions and in-house resources for technology development.

   Amortization of intangibles excluding nonoperating items, increased $4.7 million. Amortization of loan servicing rights, especially mortgage servicing rights which are sensitive to the increased prepayment and refinancing activity experienced during 2001, accounted for $4.1 million of the increase. The remainder was attributable to acquisitions. See Note 1 to the Consolidated Financial Statements contained in Item 8 for a discussion of the new accounting standard on goodwill and intangibles that went into effect on January 1, 2002.

   Other operating expenses amounted to $127.4 million in 2001 compared to $102.2 million in the prior year, an increase of $25.2 million or 24.7%.

   Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization resulted in an increase in other operating expense and accounted for approximately $18.6 million of the total increase in other operating expense. Advertising and customer related expense in the banking segment increased $6.8 million which reflects the impact of acquisitions as well as programs to enhance deposit and loan growth.

   Total other expense amounted to $1,105.5 million in 2000, an increase of $70.5 million or 6.8% from $1,035.0 million in 1999. Other expense in 2000 includes $16.7 million of nonoperating items as previously discussed. Excluding those items, operating expenses amounted to $1,088.8 million in 2000 compared to $1,035.0 million in 1999, an increase of $53.8 million or 5.2%.

   The increase in expenses is primarily attributable to the Corporation's nonbanking businesses, particularly its data processing business segment Metavante. Metavante's expense growth of approximately $30.3 million or 6.4% in 2000 compared to 1999 represents over half of the Corporation's total operating expense growth.

   Total salaries and benefits expense amounted to $627.4 million for 2000 compared to $587.7 million in 1999, an increase of $39.7 million or 6.8%. Metavante contributed approximately $40.5 million to the increase. Compared to 1999, Metavante had over 500 more full-time equivalent employees and contract programmers in 2000 in response to the continued growth in the electronic banking and electronic payment services businesses. Salaries and benefits of the Corporation's banking segment increased $10.3 million or 4.4%. Incentive compensation based on the Corporation's common stock performance decreased $11.3 million.

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

   Amortization of intangibles decreased $5.6 million. Amortization of core deposit premiums decreased $2.9 million. A decrease in goodwill and other amortization associated with acquisitions by Metavante was offset by increases in amortization of mortgage loan and auto loan servicing rights.

   Other operating expenses amounted to $102.2 million in 2000 compared to $105.4 million in the prior year, a decrease of $3.2 million or 3.1%. Auto lease residual impairment and off-lease inventory write-downs amounted to $8.6 million.

   Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. The amount of capitalized software development costs and capitalized conversion costs net of their respective amortization increased resulting in a decrease in other operating expenses of $13.0 million in 2000 compared to 1999.

                             Income Tax Provision

   The provision for income taxes was $163.1 million in 2001, $152.9 million in 2000 and $173.4 million in 1999. The effective tax rate in 2001 was 32.6% compared to 32.5% in 2000 and 32.9% in 1999 and was relatively unchanged.

                         Liquidity & Capital Resources

   M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

   The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $3.4 billion at December 31, 2001, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $1.0 billion at December 31, 2001, provides liquidity from maturities and amortization payments. The Corporation's mortgages held-for-sale provide additional liquidity. These loans, which aggregated $0.3 billion at December 31, 2001, represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

   Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $13.9 billion in 2001. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances. Additionally, the banking affiliates may use brokered deposits.

   As discussed in Note 9 to the Consolidated Financial Statements contained in
Item 8, the Corporation's banking affiliates make limited use of off-balance sheet structures as an alternate source of liquidity.

   The Corporation's lead bank ("Bank") has implemented a bank note program which permits it to issue up to $5.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. As shown and discussed in Notes 12 and 13 in the Notes to the Consolidated Financial Statements contained in Item 8, short-term and longer-term bank notes outstanding at December 31, 2001, amounted to $1.8 billion.

   The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration which is intended to permit M&I to raise funds through sales of Corporate medium-term notes with a relatively short lead time. Under the shelf registration, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At December 31, 2001, Series E notes outstanding amounted to $0.3 billion. Additionally, the Corporation has a commercial paper program. At December 31, 2001, commercial paper outstanding amounted to $0.3 billion.

   Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $5.9 billion at December 31, 2001. Other obligations include maturities of longer-term borrowings as described in Note 13, future minimum lease payments on facilities and equipment as described in
Note 10 and commitments to extend credit and letters of credit as described in
Note 18 of the Notes to Consolidated Financial Statements contained in Item 8, respectively. Since many commitments to extend credit expire without being drawn upon and letters of credit are contingent commitments, the amounts outstanding at any time do not necessarily represent future cash requirements. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

   Shareholders' equity was $2.49 billion or 9.1% of total consolidated assets at December 31, 2001, compared to $2.24 billion or 8.6% of total consolidated assets at December 31, 2000. The increase associated with earnings, net of dividends paid, and the increase due to common stock issued in the National City acquisition was offset by the effect of treasury share repurchases.

   The Corporation and its affiliates continue to have a strong capital base and the Corporation's regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 14 to the Consolidated Financial Statements contained in Item 8 herein for the Corporation's comparative capital ratios and the capital ratios of its significant subsidiaries.

   Federal and state banking laws place certain restrictions on the amount of dividends and loans which a bank may make to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation's ability to meet its cash obligations.

   The Corporation has a Stock Repurchase Program under which up to 6 million shares can be repurchased annually. During 2001 and 2000, the Corporation repurchased 4.7 million and 3.2 million shares at an aggregate cost of $273.3 million and $156.3 million, respectively.

   During 1999, the holder of the Corporation's Series A convertible preferred stock converted 348,944 shares of Series A into 3,832,957 shares of common stock which were issued from the Corporation's treasury stock.

   The Corporation has generally financed its growth through the retention of earnings and the issuance of long-term debt. It is expected that future growth can be financed through internal earnings retention, additional long-term debt offerings, or the issuance of additional common or preferred stock or other capital instruments.

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

   The majority of Metvante's contracts did not provide for additional reimbursement over and above the previously contracted maintenance amounts. The Corporation estimates that the total net direct cost for the year 2000 effort was approximately $37.4 million with Metavante representing approximately 94% of that amount. Approximately $12.1 million was expensed in 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk through trading and other than trading activities. While market risk that arises from trading activities in the form of foreign exchange and interest rate risk is immaterial to the Corporation, market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. For additional information on the Corporation's derivative financial instruments and foreign exchange position, see Notes 19 and 20 to the Consolidated Financial Statements contained in Item 8 herein.

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

   This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation's budgeted pre-tax income for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios--a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2001:

                                                      Impact to 2002
   Hypothetical Change in Interest Rates              Pretax Income
   -------------------------------------              --------------
   100 basis point gradual rise in rates...........        (3.9%)
   100 basis point gradual decline in rates........         3.1%

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

   Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of December 31, 2001 the fair value of equity at risk for a gradual 100bp shift in rates was less than 6.0% of the market value of the Corporation.

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

   M&I Trust Services administers over $57 billion in assets and directly manages a portfolio of almost $13 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                          Consolidated Balance Sheets
                    December 31 ($000's except share data)

                                                                               2001        2000
                                                                            ----------- -----------
Assets
Cash and Cash Equivalents:
   Cash and Due from Banks................................................. $   617,183 $   760,103
   Federal Funds Sold and Security Resale Agreements.......................     119,561      54,443
   Money Market Funds......................................................     827,021      50,147
                                                                            ----------- -----------
       Total Cash and Cash Equivalents.....................................   1,563,765     864,693
Investment Securities:
   Trading Securities, at Market Value.....................................       6,119      15,317
   Interest Bearing Deposits at Other Banks................................      41,668      43,528
   Available for Sale, at Market Value.....................................   3,383,632   4,735,722
   Held to Maturity, Market Value $1,049,952 ($1,124,756 in 2000)..........   1,032,093   1,112,545
                                                                            ----------- -----------
       Total Investment Securities.........................................   4,463,512   5,907,112
Loans and Leases, Net of Unearned Income of $178,734 ($215,125 in 2000)....  19,295,372  17,587,087
Less: Allowance for Loan and Lease Losses..................................     268,198     235,115
                                                                            ----------- -----------
       Net Loans and Leases................................................  19,027,174  17,351,972
Premises and Equipment.....................................................     393,030     392,995
Goodwill and Core Deposit Intangibles......................................     555,189     310,930
Other Intangibles..........................................................      32,896      34,354
Accrued Interest and Other Assets..........................................   1,218,168   1,215,683
                                                                            ----------- -----------
       Total Assets........................................................ $27,253,734 $26,077,739
                                                                            =========== ===========
Liabilities and Shareholders' Equity
Deposits:
   Noninterest Bearing..................................................... $ 3,558,571 $ 3,129,834
   Interest Bearing........................................................  12,934,476  16,118,793
                                                                            ----------- -----------
       Total Deposits......................................................  16,493,047  19,248,627
Short-term Borrowings......................................................   5,857,242   2,814,731
Accrued Expenses and Other Liabilities.....................................     850,300     850,916
Long-term Borrowings.......................................................   1,560,177     921,276
                                                                            ----------- -----------
       Total Liabilities...................................................  24,760,766  23,835,550
Shareholders' Equity:
   Series A Convertible Preferred Stock, $1.00 par value, 2,000,000 Shares
     Authorized; 336,370 Shares Issued; Liquidation Preference $33,637.....         336         336
   Common Stock, $1.00 par value, 320,000,000 Shares Authorized;
     117,301,755 Shares Issued (112,757,546 in 2000).......................     117,302     112,757
   Additional Paid-in Capital..............................................     698,289     452,212
   Retained Earnings.......................................................   2,331,776   2,117,759
   Accumulated Other Comprehensive Income, Net of Related Taxes............      40,600      38,127
   Less: Treasury Stock, at Cost, 13,352,817 Shares (9,910,839 in 2000)....     673,494     458,472
         Deferred Compensation.............................................      21,841      20,530
                                                                            ----------- -----------
         Total Shareholders' Equity........................................   2,492,968   2,242,189
                                                                            ----------- -----------
         Total Liabilities and Shareholders' Equity........................ $27,253,734 $26,077,739
                                                                            =========== ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       Consolidated Statements of Income
              Years ended December 31 ($000's except share data)

                                                                              2001        2000        1999
                                                                           ----------  ----------  ----------
Interest Income
Loans and Leases.......................................................... $1,358,802  $1,391,651  $1,156,775
Investment Securities:
   Taxable................................................................    270,336     272,536     269,668
   Exempt from Federal Income Taxes.......................................     62,273      65,429      58,820
Trading Securities........................................................        884       1,508       1,864
Short-term Investments....................................................     16,812      16,858       9,457
                                                                           ----------  ----------  ----------
      Total Interest Income...............................................  1,709,107   1,747,982   1,496,584

Interest Expense
Deposits..................................................................    566,899     772,016     585,864
Short-term Borrowings.....................................................    188,587     224,187     142,294
Long-term Borrowings......................................................    110,842      78,773      63,145
                                                                           ----------  ----------  ----------
      Total Interest Expense..............................................    866,328   1,074,976     791,303
                                                                           ----------  ----------  ----------
Net Interest Income.......................................................    842,779     673,006     705,281
Provision for Loan and Lease Losses.......................................     54,115      30,352      25,419
                                                                           ----------  ----------  ----------
Net Interest Income After Provision for Loan and Lease Losses.............    788,664     642,654     679,862

Other Income
Data Processing Services:
   e-Finance Solutions....................................................    120,147     104,681      64,404
   Financial Technology Solutions.........................................    435,700     425,589     411,029
   Other Revenues.........................................................      3,969      15,771      19,383
                                                                           ----------  ----------  ----------
      Total Data Processing Services......................................    559,816     546,041     494,816
Item Processing...........................................................     47,638      51,409      40,169
Trust Services............................................................    120,827     117,680     100,963
Service Charges on Deposits...............................................     85,980      73,872      69,699
Mortgage Banking..........................................................     46,188      18,946      29,117
Capital Markets Revenue...................................................     10,642      20,022      12,470
Net Investment Securities Losses..........................................    (17,170)    (49,515)     (4,083)
Life Insurance Revenue....................................................     27,053      27,993      25,767
Other.....................................................................    121,838     126,708     114,158
                                                                           ----------  ----------  ----------
      Total Other Income..................................................  1,002,812     933,156     883,076

Other Expense
Salaries and Employee Benefits............................................    694,089     627,394     587,711
Net Occupancy.............................................................     71,322      54,788      48,965
Equipment.................................................................    118,199     113,962     107,786
Software Expenses.........................................................     39,790      30,013      26,974
Processing Charges........................................................     40,058      32,104      30,365
Supplies and Printing.....................................................     20,591      19,932      19,387
Professional Services.....................................................     31,583      33,974      35,143
Shipping and Handling.....................................................     44,792      41,965      35,181
Amortization of Intangibles...............................................     38,466      32,478      38,046
Other.....................................................................    191,541     118,850     105,441
                                                                           ----------  ----------  ----------
      Total Other Expense.................................................  1,290,431   1,105,460   1,034,999
                                                                           ----------  ----------  ----------
Income Before Income Taxes and Cumulative Effect of Changes in Accounting
 Principles...............................................................    501,045     470,350     527,939
Provision for Income Taxes................................................    163,124     152,948     173,428
                                                                           ----------  ----------  ----------
Income Before Cumulative Effect of Changes in Accounting Principles.......    337,921     317,402     354,511
Cumulative Effect of Changes in Accounting Principles, Net of Income Taxes       (436)     (2,279)         --
                                                                           ----------  ----------  ----------
Net Income................................................................ $  337,485  $  315,123  $  354,511
                                                                           ==========  ==========  ==========

Net Income Per Common Share
Basic:
   Income Before Cumulative Effect of Changes in Accounting Principles.... $     3.20  $     3.01  $     3.32
   Cumulative Effect of Changes in Accounting Principles..................         --       (0.02)         --
                                                                           ----------  ----------  ----------
   Net Income............................................................. $     3.20  $     2.99  $     3.32
                                                                           ==========  ==========  ==========
Diluted:
   Income Before Cumulative Effect of Changes in Accounting Principles.... $     3.09  $     2.91  $     3.14
   Cumulative Effect of Changes in Accounting Principles..................         --       (0.02)         --
                                                                           ----------  ----------  ----------
   Net Income............................................................. $     3.09  $     2.89  $     3.14
                                                                           ==========  ==========  ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                     Consolidated Statements of Cash Flows
                       Years ended December 31 ($000's)

                                                                    2001         2000         1999
                                                                 -----------  -----------  -----------
Cash Flows From Operating Activities:
Net Income...................................................... $   337,485  $   315,123  $   354,511
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
   Depreciation and Amortization................................      61,894       69,197       86,156
   Provision for Loan and Lease Losses..........................      54,115       30,352       25,419
   (Gains) Losses on Sales of Assets............................     (23,292)       7,047      (42,522)
   Proceeds from Sales of Trading Securities and Loans Held for
     Resale.....................................................   5,412,432    4,529,322    4,766,956
   Purchases of Trading Securities and Loans Held for Resale....  (5,549,128)  (3,952,604)  (4,606,316)
   Other........................................................     (57,823)          30       40,011
                                                                 -----------  -----------  -----------
       Total Adjustments........................................    (101,802)     683,344      269,704
                                                                 -----------  -----------  -----------
Net Cash Provided by Operating Activities.......................     235,683      998,467      624,215

Cash Flows From Investing Activities:
Net Decrease in Shorter Term Securities.........................          --           --       21,400
Proceeds from Sales of Securities Available for Sale............     196,664    1,538,995      116,823
Proceeds from Maturities of Securities Available for Sale.......   1,818,294      677,075      954,959
Proceeds from Maturities of Securities Held to Maturity.........      79,040       58,675       72,008
Purchases of Securities Available for Sale......................    (282,481)  (2,030,511)  (1,381,481)
Purchases of Securities Held to Maturity........................         (55)        (249)    (299,556)
Decrease in Loans Due to Divestitures...........................       3,186        8,352       30,817
Net Increase in Loans...........................................    (698,316)  (1,721,384)  (2,342,319)
Purchases of Assets to be Leased................................    (576,150)    (573,833)    (429,345)
Principal Payments on Lease Receivables.........................     761,164      360,992      294,891
Purchases of Premises and Equipment, Net........................     (44,620)     (78,817)     (66,899)
Acquisitions Accounted for as Purchases, Net of Cash Equivalents
  Acquired and Investments......................................     (64,752)        (265)     (84,408)
Other...........................................................      16,664       18,428       12,751
                                                                 -----------  -----------  -----------
Net Cash Provided by (Used in) Investing Activities.............   1,208,638   (1,742,542)  (3,100,359)

Cash Flows From Financing Activities:
Decrease in Deposits Due to Divestitures........................     (10,059)    (100,791)     (84,191)
Net (Decrease) Increase in Deposits.............................  (3,788,763)   2,565,584      607,243
Proceeds from Issuance of Commercial Paper......................   3,472,573    3,190,712    1,926,791
Principal Payments on Commercial Paper..........................  (3,499,459)  (3,115,064)  (1,740,439)
Net Increase (Decrease) in Other Short-term Borrowings..........   2,280,201   (1,717,077)   2,226,463
Proceeds from Issuance of Long-term Debt........................   1,487,373      536,587      288,526
Payment of Long-term Debt.......................................    (319,839)    (368,469)    (371,832)
Dividends Paid..................................................    (122,777)    (111,379)    (104,490)
Purchase of Common Stock........................................    (267,438)    (156,319)    (317,149)
Proceeds from the Issuance of Common Stock......................      23,630        5,241       18,359
Other...........................................................        (691)        (113)         (19)
                                                                 -----------  -----------  -----------
Net Cash (Used in) Provided by Financing Activities.............    (745,249)     728,912    2,449,262
                                                                 -----------  -----------  -----------
Net Increase (Decrease) in Cash and Cash Equivalents............     699,072      (15,163)     (26,882)
Cash and Cash Equivalents, Beginning of Year....................     864,693      879,856      906,738
                                                                 -----------  -----------  -----------
Cash and Cash Equivalents, End of Year.......................... $ 1,563,765  $   864,693  $   879,856
                                                                 ===========  ===========  ===========
Supplemental Cash Flow Information:
Cash Paid During the Year for:
   Interest..................................................... $   972,354  $   984,883  $   775,065
   Income Taxes.................................................     148,864      116,363      125,841

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                          ($000's except share data)

                                                                                                              Accum-
                                                                                                              ulated
                                                                                                               Other
                                     Compre-                      Additional             Treasury   Deferred  Compre-
                                     hensive   Preferred  Common   Paid-in    Retained    Common    Compen-   hensive
                                     Income      Stock    Stock    Capital    Earnings    Stock      sation   Income
                                     --------  --------- -------- ---------- ----------  ---------  --------  --------
Balance, December 31, 1998..........             $ 685   $112,757 $ 621,795  $1,664,123  $(194,046) $(19,637) $ 58,102
Comprehensive Income:
    Net Income...................... $354,511       --         --        --     354,511         --        --        --
    Unrealized Gains/(Losses) on
     Securities:
       Unrealized Securities
        Losses Net of Taxes of
        $51,914.....................  (91,851)      --         --        --          --         --        --        --
       Reclassification
        Adjustment for Gains
        Included in Net Income
        Net of Taxes of $538........    1,000       --         --        --          --         --        --        --
                                     --------
          Total Unrealized
           Losses on
           Securities...............  (90,851)      --         --        --          --         --        --   (90,851)
                                     --------
Comprehensive Income................ $263,660       --         --        --          --         --        --        --
                                     ========
Issuance of 3,832,957 Treasury
 Common Shares on Conversion
 of 348,944 Shares of Preferred
 Stock..............................              (349)        --  (160,635)         --    160,984        --        --
Issuance of 988,557 Treasury
 Common Shares Under Stock
 Option and Restricted Stock
 Plans..............................                --         --   (16,806)         --     36,503    (1,332)       --
Acquisition of 5,109,028 Common
 Shares.............................                --         --       (82)         --   (317,954)      198        --
Dividends Declared on Preferred
 Stock--$10.58 Per Share............                --         --        --      (6,297)        --        --        --
Dividends Declared on Common
 Stock--$0.94 Per Share.............                --         --        --     (98,193)        --        --        --
Net Change in Deferred
 Compensation.......................                --         --        --          --         --       641        --
Income Tax Benefit for
 Compensation Expense for Tax
 Purposes in Excess of Amounts
 Recognized for Financial
 Reporting Purposes.................                --         --    12,764          --         --        --        --
Other...............................                --         --        61         (16)        --        --        --

                                                 -----   -------- ---------  ----------  ---------  --------  --------
Balance, December 31, 1999..........             $ 336   $112,757 $ 457,097  $1,914,128  $(314,513) $(20,130) $(32,749)
                                                 =====   ======== =========  ==========  =========  ========  ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                          ($000's except share data)

                                                                                                                  Accumulated
                                                                     Additional             Treasury   Deferred      Other
                                    Comprehensive Preferred  Common   Paid-in    Retained    Common    Compen-   Comprehensive
                                       Income       Stock    Stock    Capital    Earnings    Stock      sation      Income
                                    ------------- --------- -------- ---------- ----------  ---------  --------  -------------
Balance, December 31, 1999.........                 $336    $112,757  $457,097  $1,914,128  $(314,513) $(20,130)   $(32,749)
Comprehensive Income:
    Net Income.....................   $315,123        --          --        --     315,123         --        --          --
    Unrealized Gains/(Losses)
     on Securities:
     Unrealized Securities
      Gains Net of Taxes of
      $56,790......................    104,469        --          --        --          --         --        --          --
     Reclassification
      Adjustment For
      (Losses) Included in
      Net Income Net of
      Taxes of $18,091.............    (33,593)       --          --        --          --         --        --          --
                                      --------
       Total Unrealized Gains
        on Securities..............     70,876        --          --        --          --         --        --      70,876
                                      --------
Comprehensive Income...............   $385,999        --          --        --          --         --        --          --
                                      ========
Issuance of 270,531 Treasury
 Common Shares Under Stock
 Option and Restricted Stock
 Plans.............................                   --          --    (6,897)         --     12,496      (355)         --
Acquisition of 3,239,686
 Common Shares.....................                   --          --       (67)         --   (156,455)      156          --
Dividends Declared on Preferred
 Stock--$11.83 Per Share...........                   --          --        --      (3,979)        --        --          --
Dividends Declared on Common
 Stock--$1.035 Per Share...........                   --          --        --    (107,400)        --        --          --
Net Change in Deferred
 Compensation......................                   --          --        --          --         --      (201)         --
Income Tax Benefit for
 Compensation Expense for
 Tax Purposes in Excess of
 Amounts Recognized for
 Financial Reporting Purposes......                   --          --     2,486          --         --        --          --
Other..............................                   --          --      (407)       (113)        --        --          --
                                                    ----    --------  --------  ----------  ---------  --------    --------
Balance, December 31, 2000.........                 $336    $112,757  $452,212  $2,117,759  $(458,472) $(20,530)   $ 38,127
                                                    ====    ========  ========  ==========  =========  ========    ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                Consolidated Statements of Shareholders' Equity
                          ($000's except share data)

                                                                                                              Accumulated
                                                                                                                 Other
                                                                  Additional             Treasury   Deferred    Compre-
                                 Comprehensive Preferred  Common   Paid-in    Retained    Common    Compen-     hensive
                                    Income       Stock    Stock    Capital    Earnings    Stock      sation     Income
                                 ------------- --------- -------- ---------- ----------  ---------  --------  -----------
Balance, December 31, 2000......                 $336    $112,757  $452,212  $2,117,759  $(458,472) $(20,530)  $ 38,127
Comprehensive Income:
   Net Income...................   $337,485        --          --        --     337,485         --        --         --
   Unrealized Gains
    (Losses) on Securities:
      Arising During the
       Period Net of Taxes
       of $18,646...............     34,004        --          --        --          --         --        --         --
   Reclassification for
    Securities Transactions
    Included in Net Income
    Net of Taxes of $4,781......     (8,878)       --          --        --          --         --        --         --
                                   --------
   Unrealized Gains (Losses)....     25,126        --          --        --          --         --        --     25,126
                                   --------
   Net Gains (Losses) on
    Derivatives Hedging
    Variability of Cash Flows:
      Transition
       Adjustment Net of
       Taxes of $5,483..........    (10,182)
      Arising During the
       Period Net of Taxes
       of $10,940...............    (20,317)       --          --        --          --         --        --         --
     Reclassification
      Adjustments For
      Hedging Activities
      Included in Net
      Income Net of Taxes
      of $4,225.................      7,846        --          --        --          --         --        --         --
                                   --------
   Net Gains (Losses)...........    (22,653)       --          --        --          --         --        --    (22,653)
                                   --------
   Other Comprehensive
    Income......................      2,473        --          --        --          --         --        --         --
                                   --------
Comprehensive Income............   $339,958        --          --        --          --         --        --         --
                                   ========
Issuance of 4,544,209
 Common Shares in the 2001
 Business Combination...........                   --       4,545   263,110          --         --        --         --
Issuance of 1,335,284 Treasury
 Common Shares Under Stock
 Option and Restricted Stock
 Plans..........................                   --          --   (27,683)         --     62,975    (2,206)        --
Acquisition of 4,777,262
 Common Shares..................                   --          --       (52)         --   (277,997)      160         --
Dividends Declared on Preferred
 Stock--$12.97 Per Share........                   --          --        --      (4,363)        --        --         --
Dividends Declared on Common
 Stock--$1.135 Per Share........                   --          --        --    (118,414)        --        --         --
Net Change in Deferred
 Compensation...................                   --          --        --          --         --       735         --
Income Tax Benefit for
 Compensation Expense for
 Tax Purposes in Excess of
 Amounts Recognized for
 Financial Reporting Purposes...                   --          --    13,334          --         --        --         --
Other...........................                   --          --    (2,632)       (691)        --        --         --
                                                 ----    --------  --------  ----------  ---------  --------   --------
Balance, December 31, 2001......                 $336    $117,302  $698,289  $2,331,776  $(673,494) $(21,841)  $ 40,600
                                                 ====    ========  ========  ==========  =========  ========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                  Notes to Consolidated Financial Statements

          December 31, 2001, 2000, and 1999 ($000 except share data)


   Marshall & Ilsley Corporation ("M&I" or the "Corporation") is a bank holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I's largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida. The Corporation's principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers are provided through its lead bank M&I Marshall & Ilsley Bank which is headquartered in Wisconsin and one federally chartered thrift headquartered in Nevada. In addition to branches located throughout Wisconsin and Las Vegas, Nevada, banking services are provided in branches located throughout Arizona, the Minneapolis/St. Paul, Minnesota metropolitan area, and Naples, Florida, as well as on the Internet. Financial and data processing services and software sales are provided through the Corporation's subsidiary Metavante Corporation ("Metavante") and its nonbank subsidiaries. Other financial services provided by M&I include personal property lease financing; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona, Minnesota, Florida, North Carolina, Illinois and Nevada; and brokerage and insurance services.

1. Summary of Significant Accounting Policies

   Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

   Consolidation principles--The Consolidated Financial Statements include the accounts of Marshall & Ilsley Corporation and all subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the 2000 and 1999 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

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

          December 31, 2001, 2000, and 1999 ($000 except share data)

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

   The Corporation periodically reviews the residual values associated with its leasing portfolio. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease. During 2001 and 2000, the Corporation determined that declines in residual values associated with its direct financing consumer automobile leases were other than temporary. Total residual value losses recognized amounted to $35,132 in 2001 and $12,143 in 2000.

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

   Asset sales--The Corporation sells assets to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of servicing rights, interest-only strips, interest rate swaps and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold and the retained interests. The value of the retained interests is based on the present value of future expected cash flows. Future expected cash flows represent management's best estimates of the key assumptions--credit losses, prepayment speeds, forward yield curves and discount rates--commensurate with the risks involved.

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

   Other real estate owned--Other real estate owned includes assets that have been acquired in satisfaction of debts and bank branch premises held for sale. Other real estate acquired in satisfaction of debts is recorded at fair value, less estimated selling costs, and bank branch premises are recorded at the lower of cost or fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses, whereas any valuation adjustments on premises are reported in other expense. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 2001 and 2000, other real estate amounted to $6,796 and $3,797, respectively.

   Mortgage servicing--Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Mortgage loans held for sale to investors are carried at the lower of cost or market,

          December 31, 2001, 2000, and 1999 ($000 except share data)

determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices. Mortgage loans held for sale amounted to $289,667 at December 31, 2001 and $38,762 at December 31, 2000.

   Data processing services--Data processing and related revenues are recognized as services are performed based on amounts billable under the contracts. Processing services performed that have not been billed to customers are accrued. Revenue includes shipping and handling costs associated with such income producing activities.

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

   Net unamortized costs at December 31 were:

                                              2001     2000
                                            -------- --------
      Software............................  $110,791 $ 98,666
      Conversions.........................    43,477   56,142
                                            -------- --------
      Total...............................  $154,268 $154,808
                                            ======== ========

   See Note 2 for the effect on conversion costs due to the change in accounting.

   Amortization expense was $57,397, $40,731 and $23,836, for 2001, 2000 and
1999, respectively.

   Intangibles--The Corporation recognizes as separate assets rights to service loans when the loans are purchased or originated and sold with servicing retained. Servicing rights are amortized over the periods during which the corresponding loan servicing revenues are anticipated to be generated. The Corporation evaluates and measures impairment of its capitalized mortgage servicing rights using stratifications based on the risk characteristics of the underlying loans. A valuation allowance is established through a charge to income to the extent that the fair value of any stratum of its loan servicing rights are less than its carrying value. The fair value of the Corporation's loan servicing rights is determined based on quoted market prices for comparable transactions, if available, or a valuation model that calculates the present value of expected future cash flows. Loan servicing rights amounted to $12,932 and $15,265 at December 31, 2001 and 2000, respectively. Amortization expense amounted to $6,678, $2,598 and $1,431 in 2001, 2000 and 1999.

          December 31, 2001, 2000, and 1999 ($000 except share data)

   Identifiable intangibles resulting from acquisitions primarily consist of core deposit premiums and other identifiable intangibles arising from purchase acquisitions by the Corporation's Metavante subsidiary, such as purchased data processing contract rights or customer lists. Purchased data processing contract rights represent the costs to acquire the rights to data processing and software distribution. Such costs are generally amortized over the average contract lives. These identifiable intangibles amounted to $19,964 and $19,089 at December 31, 2001 and 2000, respectively. Amortization expense amounted to $3,935 in 2001, $5,112 in 2000 and $4,394 in 1999. Core deposit premiums are amortized in proportion to acquired deposit run-off which generally results in an accelerated basis over periods ranging up to 15 years. Core deposit premiums amounted to $30,441 and $15,146 at December 31, 2001 and 2000, respectively. Amortization expense amounted to $6,541, $6,487 and $9,407 in 2001, 2000 and 1999, respectively.

   Goodwill arising from business combinations consummated prior to June 30, 2001 is amortized on the straight-line basis over periods ranging from 10 to 25 years. Goodwill arising from business combinations consummated after June 30, 2001 is not amortized. Goodwill arising from certain banking acquisitions, in which the fair value of the liabilities assumed exceed the fair value of the assets acquired, is amortized in proportion to the run-off of the acquired longer-term earning assets. Goodwill amounted to $524,748 at December 31, 2001 and $295,784 at December 31, 2000.

   The Corporation continually evaluates whether later events and circumstances have occurred to indicate that the carrying value of intangibles should be reduced for possible impairment and utilizes estimates of undiscounted net income over the remaining life to measure recoverability.

   The Corporation also has negative goodwill included in other liabilities. Negative goodwill amounted to $1,247 and $2,809 at December 31, 2001 and 2000, respectively. The negative goodwill was accreted on a straight-line basis over a period of 10 years and amounted to $1,562 in 2001, 2000, and 1999, respectively.

   Long-term borrowings--The guaranteed preferred beneficial interest of the Corporation's special purpose finance subsidiary, which holds as its sole asset junior subordinated deferrable interest debentures issued by the Corporation, is classified as long-term borrowings and shown net of its related discount. The distributions, including the related accretion of discount, are classified as interest expense for purposes of the Consolidated Financial Statements.

   Derivative financial instruments--Derivative financial instruments, including certain derivative instruments embedded in other contracts, are carried in the Consolidated Balance Sheet as either an asset or liability measured at its fair value. The fair value of the Corporation's derivative financial instruments is determined based on quoted market prices for comparable transactions, if available, or a valuation model that calculates the present value of expected future cash flows.

   Changes in the fair value of derivative financial instruments are recognized currently in earnings unless specific hedge accounting criteria are met. For derivative financial instruments designated as hedging the exposure to changes in the fair value of a recognized asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For derivative financial instruments designated as hedging the exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative financial instrument's gain or loss is initially reported as a component of other comprehensive income and is subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

          December 31, 2001, 2000, and 1999 ($000 except share data)

   At inception of a hedge, the Corporation formally documents the hedging relationship as well as the Corporation's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument's effectiveness in hedging the exposure will be assessed.

   The adjustment of the carrying amount of an interest bearing hedged asset or liability in a fair value hedge is amortized into earnings when the hedged item ceases to be adjusted for changes in its fair value attributable to the risk being hedged.

   If a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings.

   Cash flows from derivative financial instruments are reported in the Consolidated Statements of Cash Flows as operating activities.

   Foreign exchange contracts--Foreign exchange contracts include such commitments as foreign currency spot, forward, future and option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value with changes in market value included in other income.

   Treasury Stock--Treasury stock acquired is recorded at cost and is carried as a reduction of shareholders' equity in the Consolidated Balance Sheets. Treasury stock issued is valued based on average cost. The difference between the consideration received upon issuance and the average cost is charged or credited to additional paid-in capital.

  New accounting pronouncements--

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 replaces Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using the purchase method. This statement carries forward without reconsideration portions of APB Opinion No.
16 that provide guidance related to the application of the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

   In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 prescribes the accounting and reporting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) upon their acquisition. SFAS 142 also prescribes how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

   SFAS 142 adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units). A Reporting Unit is an operating segment as defined in SFAS 131 or one level below an operating segment.

   Goodwill and intangible assets that have indefinite useful lives will not be amortized under the new standard but rather will be tested annually for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives, but without the constraint of the prescribed ceilings required under APB Opinion 17.

          December 31, 2001, 2000, and 1999 ($000 except share data)

   SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Intangible assets that will not be amortized will be tested annually by comparing the fair values of the assets with their recorded amounts.

   This standard also increases disclosures about goodwill and intangible assets and requires information about the changes in the carrying amount of goodwill from period to period (in the aggregate and by reportable segment), the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible amortization expense for the next five years.

   The provisions of SFAS 142 are required to be applied by the Corporation starting January 1, 2002 except goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization and amortization provisions of the statement. In addition, the Corporation has six months from the date it initially applies this standard to complete the first step of the transitional goodwill impairment test; however, the amounts used in the transitional goodwill impairment test shall be measured as of January 1, 2002. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to initial application of this standard (resulting from a transitional impairment test) are to be reported as a change in accounting principle.

   Pro forma income before cumulative effect of changes in accounting principles and related earnings per share after giving effect to the nonamortization provision of SFAS 142 are as follows:

                                                                        Year Ended December 31,
                                                                     ----------------------------
                                                                               ($000's)
                                                                       2001      2000      1999
                                                                     --------  --------  --------
Income before cumulative effect of changes in accounting principles. $337,921  $317,402  $354,511
Adjustments:
 Goodwill amortization, net of taxes................................   16,917    16,258    19,612
 Negative goodwill amortization.....................................   (1,562)   (1,562)   (1,562)
                                                                     --------  --------  --------
Total adjustments...................................................   15,355    14,696    18,050
                                                                     --------  --------  --------
Pro forma income before cumulative effect of changes in accounting principles........................................................ $353,276  $332,098  $372,561
                                                                     ========  ========  ========
Pro forma earnings per share:
Income before cumulative effect of changes in accounting principles:
 Basic.............................................................. $   3.35  $   3.15  $   3.49
 Diluted............................................................     3.24      3.05      3.30

   The amount of goodwill that will continue to be amortized is $3,385 at December 31, 2001.

   The Corporation has not yet completed its determination of how the impairment provisions of the standard applied to the five identified Reporting Units with recorded goodwill will affect its financial statements.

2. Change in Method of Accounting

   On January 1, 2001, the Corporation adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance

          December 31, 2001, 2000, and 1999 ($000 except share data)

sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of adopting SFAS 133 are as follows:

                                                                      Other
                                                     Consolidated Comprehensive
                                                        Income       Income
                                                      Statement     (Equity)
                                                     ------------ -------------
Fair value hedges...................................    $(628)      $     --
Cash flow hedges....................................      (43)       (15,665)
                                                        -----       --------
                                                         (671)       (15,665)
Income tax benefit..................................      235          5,483
                                                        -----       --------
Cumulative effect of change in accounting principles    $(436)      $(10,182)
                                                        =====       ========

   See Note 20 for additional information regarding the Corporation's use of derivative financial instruments.

   During 2000, the Corporation adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on a variety of revenue recognition matters. Under SAB 101, certain conversion services provided by Metavante did not qualify as discrete earnings events. As a result, the revenue and the cost of providing those services should be deferred and recognized on a straight-line basis over the term of the total processing contract. The cumulative change in accounting represents the impact of applying the guidance to services provided in previous years and resulted in the following:

         Conversion revenue deferred......................... $ 46,224
         Conversion cost deferred............................  (42,413)
                                                              --------
         Net revenue deferred................................    3,811
         Income tax benefit..................................    1,532
                                                              --------
         Cumulative effect of change in accounting principles $  2,279
                                                              ========

3. Earnings Per Share

   A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                                       Year Ended December 31, 2001
                                                                     --------------------------------
                                                                                    Average     Per
                                                                       Income       Shares     Share
                                                                     (Numerator) (Denominator) Amount
                                                                     ----------- ------------- ------
Net income..........................................................  $337,485
Convertible preferred dividends.....................................    (4,363)
                                                                      --------
Basic earnings per share
   Income available to common shareholders..........................   333,122      104,206    $3.20
                                                                                               =====
Effect of dilutive securities
   Convertible preferred stock......................................     4,363        3,844
   Stock option, restricted stock and performance plans.............        --        1,082
                                                                      --------      -------
Diluted earnings per share
   Income available to common shareholders plus assumed conversions.  $337,485      109,132    $3.09
                                                                                               =====

          December 31, 2001, 2000, and 1999 ($000 except share data)


                                                                       Year Ended December 31, 2000
                                                                     --------------------------------
                                                                                    Average     Per
                                                                       Income       Shares     Share
                                                                     (Numerator) (Denominator) Amount
                                                                     ----------- ------------- ------
Net income..........................................................  $315,123
Convertible preferred dividends.....................................    (3,979)
                                                                      --------
Basic earnings per share
   Income available to common shareholders..........................   311,144      104,027    $2.99
                                                                                               =====
Effect of dilutive securities
   Convertible preferred stock......................................     3,979        3,844
   Stock option, restricted stock and performance plans.............        --        1,012
                                                                      --------      -------
Diluted earnings per share
   Income available to common shareholders plus assumed conversions.  $315,123      108,883    $2.89
                                                                                               =====

                                                                       Year Ended December 31, 1999
                                                                     --------------------------------
                                                                                    Average     Per
                                                                       Income       Shares     Share
                                                                     (Numerator) (Denominator) Amount
                                                                     ----------- ------------- ------
Net income..........................................................  $354,511
Convertible preferred dividends.....................................    (6,297)
                                                                      --------
Basic earnings per share
   Income available to common shareholders..........................   348,214      104,859    $3.32
                                                                                               =====
Effect of dilutive securities
   Convertible preferred stock......................................     6,297        6,543
   Stock option, restricted stock and performance plans.............        --        1,603
                                                                      --------      -------
Diluted earnings per share
   Income available to common shareholders plus assumed conversions.  $354,511      113,005    $3.14
                                                                                               =====

   Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the years ended December 31, are as follows:

              Years Ended December 31,          Price Range     Shares
              ------------------------        ---------------- ---------
              2001..........................  $ 55.313-$70.063 4,134,543
              2000..........................    48.125- 70.063 3,657,113
              1999..........................    67.000- 70.063    66,000

4. Business Combinations

   On December 20, 2001, the Corporation's Metavante subsidiary acquired all of the outstanding common stock of 401kservices.com, inc., in a transaction accounted for using the purchase method of accounting. 401kservices.com, inc. is a third-party administrator of 401(k), pension and profit-sharing plans for companies located throughout the United States. The Company is headquartered in Appleton, Wisconsin with offices in Arizona and California. Metavante acquired the common stock of the Company for $17.9 million in cash subject to additional payments contingent upon certain 2002 incremental revenues. The cumulative maximum purchase price is $30.0 million. Contingency payments, if made, will be charged to goodwill. There was no in-process research and development acquired in this transaction. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $14.1 million.

          December 31, 2001, 2000, and 1999 ($000 except share data)

   On September 19, 2001, the Corporation's Metavante subsidiary acquired substantially all of the assets and assumed certain liabilities of the North American Internet banking unit of Brokat Technologies AG ("Brokat"), in a transaction accounted for as a purchase. The Brokat transaction added technology for consumer, business and corporate e-Banking applications. Total purchase price was approximately $18.5 million in cash. There was no in-process research and development acquired in this transaction. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $19.7 million.

   In conjunction with this acquisition, Metavante began consolidating a number of its electronic banking products onto a single technology platform. Also, certain data operations centers will be consolidated over time into one data operations center. The costs, recorded in the third quarter of 2001, associated with the consolidation of five technology platforms and consolidation of four data centers amounted to $34.5 million and consisted of severance of $3.8 million, facility closure charges of $10.2 million and write-offs of existing technology and software, which were replaced by the Brokat technology and software, of $20.5 million.

   On August 1, 2001, the Corporation acquired the common stock of National City Bancorporation, ("National City"), a Minneapolis, Minnesota-based bank holding company. National City, and its significant subsidiaries National City Bank of Minneapolis, with branches in Minneapolis and Edina, Minnesota, and Diversified Business Credit, Inc., had consolidated total assets of approximately $1.1 billion at completion of the merger. The Corporation issued
4.5 million shares of its common stock in exchange for the outstanding common stock of National City in a tax-free reorganization using the purchase method of accounting. The core deposit intangible recorded in this transaction amounted to $14.5 million. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $114.1 million. Exit liabilities recorded in this transaction amounted to $5.0 million, consisting of $2.3 million for severance of duplicative positions and $2.7 million of costs to convert National City's systems to the Corporation's systems.

   Also during the third quarter of 2001, the Corporation acquired for cash twelve branches located in Arizona which had total assets of $538 million, loans of approximately $345 million and deposits of approximately $455 million at the time of acquisition. These transactions were accounted for under the purchase method of accounting. The core deposit intangible recorded in these transactions amounted to $7.4 million. Total goodwill amounted to $53.1 million.

   On June 20, 2001, the Corporation's Metavante subsidiary acquired certain assets and assumed certain liabilities of CyberBills, Inc. for approximately $14.6 million in cash in a transaction accounted for under the purchase method of accounting. CyberBills, Inc. was an electronic bill and presentment application service provider, offering comprehensive bill management services that allow consumers and businesses to view, pay, manage and automate all of their bills-paper or electronic-online. There was no in-process research and development acquired in this transaction. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $25.3 million.

   On June 1, 2001, the Corporation's Metavante subsidiary acquired all of the outstanding common and preferred stock of Derivion Corporation ("Derivion") for approximately $12.8 million in cash in a transaction accounted for under the purchase method of accounting. Through three core electronic billing applications, Derivion enables billers of all sizes to automate and streamline bill delivery, payment and customer-care processes. There was no in-process research and development acquired in this transaction. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $25.7 million.

   In conjunction with the CyberBills and Derivion transactions, Metavante incurred approximately $7.2 million in charges to write-off other technologies and investments replaced by these acquisitions in the second quarter of 2001. In addition, approximately $3.5 million of transition related charges were incurred in each of the third and fourth quarters of 2001, respectively.

          December 31, 2001, 2000, and 1999 ($000 except share data)


   On October 1, 1999, the Corporation, through its Metavante subsidiary, acquired certain assets of Cardpro Services, Inc., a provider of plastic card personalization and procurement services located in Illinois. The assets were acquired for cash in a transaction accounted for using the purchase method of accounting. Goodwill amounted to $2.9 million. Additional payments, contingent upon earnings, may be made through 2005. The total cumulative maximum payout over the contingency period is $2.16 million. Contingency payments, if made, will be charged to goodwill. There was no in-process research and development acquired in this transaction.

   On April 1, 1999, the Corporation, through its Metavante subsidiary, completed the acquisition of the assets, operational processes and customer relationships of the Electronic Banking Services business unit of ADP in a cash transaction using the purchase method of accounting. The acquired software products and outsourcing solutions are designed to provide businesses with access to their banking information and transactions through a spectrum of delivery methods. Goodwill amounted to $44.0 million. There was no in-process research and development acquired in this transaction.

  Pending Acquisitions as of December 31, 2001

   On December 4, 2001, the Corporation entered into a definitive agreement to acquire Century Bancshares, Inc., of Eden Prairie, Minnesota, the privately held holding company for Century Bank, N.A. for $66 million payable in a combination of cash and shares of M&I common stock. Century Bank, N.A. has approximately $325 million in assets and has three branches in the Minneapolis area: Eden Prairie, Coon Rapids and St. Louis Park. The transaction is expected to close in the first quarter of 2002, subject to regulatory and shareholder approvals.

   On November 19, 2001, the Corporation entered into a definitive agreement to acquire Richfield State Agency, Inc., of Richfield, Minnesota, the privately held holding company for Richfield Bank & Trust Co. for approximately $157 million payable in a combination of cash and shares of M&I common stock. Richfield Bank & Trust Co. has approximately $695 million in assets and has seven branches throughout the Minneapolis/St. Paul metropolitan area, including Richfield, Minneapolis, St. Paul, Bloomington, Burnsville, Edina and Chanhassen. This transaction is also expected to close in the first quarter of 2002, subject to regulatory and shareholder approvals.

5. Cash and Due from Banks

   At December 31, 2001, $10,052 of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

6. Securities

   The book and market values of securities at December 31 were:

                                                  2001                  2000
                                          --------------------- ---------------------
                                          Amortized    Market   Amortized    Market
                                            Cost       Value      Cost       Value
                                          ---------- ---------- ---------- ----------
Investment Securities Available for Sale:
   U.S. Treasury and government agencies. $2,268,681 $2,346,566 $3,303,366 $3,342,952
   States and political subdivisions.....    170,130    176,167    143,883    151,041
   Mortgage backed securities............    172,139    175,471    342,385    342,171
   Other.................................    675,303    685,428    887,702    899,558
                                          ---------- ---------- ---------- ----------
     Total............................... $3,286,253 $3,383,632 $4,677,336 $4,735,722
                                          ========== ========== ========== ==========
Investment Securities Held to Maturity:
   States and political subdivisions..... $1,028,555 $1,046,414 $1,107,476 $1,119,687
   Other.................................      3,538      3,538      5,069      5,069
                                          ---------- ---------- ---------- ----------
     Total............................... $1,032,093 $1,049,952 $1,112,545 $1,124,756
                                          ========== ========== ========== ==========

          December 31, 2001, 2000, and 1999 ($000 except share data)


   The unrealized gains and losses of securities at December 31 were:

                                                  2001                  2000
                                          --------------------- ---------------------
                                          Unrealized Unrealized Unrealized Unrealized
                                            Gains      Losses     Gains      Losses
                                          ---------- ---------- ---------- ----------
Investment Securities Available for Sale:
   U.S. Treasury and government agencies.  $78,089     $  204    $42,371     $2,785
   States and political subdivisions.....    6,093         56      7,158         --
   Mortgage backed securities............    3,332         --        786      1,000
   Other.................................   10,185         60     11,940         84
                                           -------     ------    -------     ------
     Total...............................  $97,699     $  320    $62,255     $3,869
                                           =======     ======    =======     ======
Investment Securities Held to Maturity:
   States and political subdivisions.....  $24,740     $6,881    $17,850     $5,639
   Other.................................       --         --         --         --
                                           -------     ------    -------     ------
     Total...............................  $24,740     $6,881    $17,850     $5,639
                                           =======     ======    =======     ======

   The book value and market value of securities by contractual maturity at December 31, 2001 were:

                                Investment Securities Investment Securities
                                 Available for Sale     Held to Maturity
                                --------------------- ---------------------
                                Amortized    Market   Amortized    Market
                                  Cost       Value      Cost       Value
                                ---------- ---------- ---------- ----------
    Within one year............ $  796,619 $  805,892 $   70,135 $   71,040
    From one through five years  1,969,332  2,041,935    353,242    366,011
    From five through ten years    249,257    258,025    204,002    210,212
    After ten years............    271,045    277,780    404,714    402,689
                                ---------- ---------- ---------- ----------
       Total................... $3,286,253 $3,383,632 $1,032,093 $1,049,952
                                ========== ========== ========== ==========

   The gross realized gains and losses amounted to $30,117 and $36,876 in 2001, $22,876 and $52,861 in 2000, and $12,074 and $4,382 in 1999, respectively. Net securities gains of $10,411, $19,530 and $11,775 in 2001, 2000 and 1999,
respectively, are included in the line Capital Markets Revenue in the Consolidated Statements of Income.

   At December 31, 2001, securities with a value of approximately $701,226 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

   Approximately $511 million of adjustable rate mortgage loans ("ARMs") were securitized, resulting in the balances being transferred to investment securities available for sale during 2000. The Corporation has agreed to guarantee the first 4% of the loan pools securitized through government agencies against potential loss for transfers occurring prior to 2000. These are noncash transactions for purposes of the Consolidated Statements of Cash Flows.

          December 31, 2001, 2000, and 1999 ($000 except share data)

7. Loans and Leases

   Loans and Leases at December 31 were:

                                                     2001        2000
                                                  ----------- -----------
      Commercial, financial and agricultural..... $ 5,716,061 $ 5,289,537
      Real estate:
         Construction............................     730,864     619,281
         Residential mortgage....................   5,563,975   5,049,557
         Commercial mortgage.....................   5,099,093   4,359,812
      Personal...................................   1,210,808   1,174,248
      Lease financing............................     962,356   1,094,652
      Cash flow hedging instruments at fair value      12,215          --
                                                  ----------- -----------
             Total loans and leases.............. $19,295,372 $17,587,087
                                                  =========== ===========

   The Corporation's lending activities are concentrated primarily in the Midwest. Approximately 6% of its portfolio consists of loans granted to customers located in Arizona. The Corporation had $1.1 million in foreign credits at December 31, 2001. The Corporation's loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2001, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

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

   An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 2001 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

   Loans to directors and executive officers:

   Balance, beginning of year.......................   $ 105,444
   New loans........................................     184,236
   Repayments.......................................    (195,350)
                                                       ---------
   Balance, end of year.............................   $  94,330
                                                       =========

8. Allowance for Loan and Lease Losses

   An analysis of the allowance for loan and lease losses follows:

                                                 2001      2000      1999
                                               --------  --------  --------
    Balance, beginning of year................ $235,115  $225,862  $226,052
    Allowance of banks and loans acquired.....   19,151     1,270        --
    Allowance transfer for loan securitization       --    (1,022)       --
    Provision charged to expense..............   54,115    30,352    25,419
    Charge-offs...............................  (48,609)  (30,018)  (32,557)
    Recoveries................................    8,426     8,671     6,948
                                               --------  --------  --------
    Balance, end of year...................... $268,198  $235,115  $225,862
                                               ========  ========  ========

          December 31, 2001, 2000, and 1999 ($000 except share data)

   The allowance for loan and lease losses acquired in branch and bank acquisitions is consistent with the estimate of probable losses as determined by the seller financial institution.

   As of December 31, 2001 and 2000, nonaccrual loans and leases totaled $166,434 and $121,425, respectively.

   At December 31, 2001 and 2000, the Corporation's recorded investment in impaired loans and leases and the related valuation allowance are as follows:

                                                             2001                 2000
                                                     -------------------- --------------------
                                                      Recorded  Valuation  Recorded  Valuation
                                                     Investment Allowance Investment Allowance
                                                     ---------- --------- ---------- ---------
Total impaired loans and leases
  (Nonaccrual and renegotiated).....................  $166,812             $122,039
Loans and leases excluded from individual evaluation   (61,290)             (34,167)
                                                      --------             --------
Impaired loans evaluated............................  $105,522             $ 87,872
                                                      ========             ========
Valuation allowance required........................  $ 40,980   $18,268   $  5,727   $2,137
No valuation allowance required.....................    64,542        --     82,145       --
                                                      --------   -------   --------   ------
Impaired loans evaluated............................  $105,522   $18,268   $ 87,872   $2,137
                                                      ========   =======   ========   ======

   The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $25,052 in 2001 and $21,332 in 2000 against the loan balance outstanding. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

   The average recorded investment in total impaired loans and leases for the years ended December 31, 2001 and 2000 amounted to $148,520 and $118,832, respectively.

   Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $10,295 in 2001, $6,410 in 2000, and $6,253 in 1999. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $12,846 in 2001, $11,415 in 2000, and $9,980 in 1999.

9. Asset Sales

   The Corporation regularly sells assets, primarily indirect automobile loans to an unconsolidated multi-seller asset backed commercial paper conduit, in securitization transactions in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Servicing responsibilities and subordinated interests were retained. The Corporation receives annual servicing fees based on the loan balances outstanding and rights to future cash flows arising after investors in the securitization trust have received their contractual return and after certain administrative costs of operating the trust. The investors and the securitization trust have no recourse to the Corporation's other assets for failure of debtors to pay when due. The Corporation's retained interests are subordinate to investor's interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

          December 31, 2001, 2000, and 1999 ($000 except share data)


   During 2001 and 2000, the Corporation recognized gains and trading income of $11,034 and $3,155, respectively, on the securitization of loans. There was no such activity in 1999.

   Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year were as follows (rate per annum):

                                                    2001               2000
                                                    ----               ----
      Prepayment speed (CPR)...........             25.0%              25.0%
      Weighted average life (in months)             20.8               20.5
      Expected credit losses...........             0.12%              0.10%
      Expected total credit losses.....             0.19               0.16
      Residual cash flow discount rate.             12.0               12.0
      Variable returns to transferees.. Forward one month LIBOR yield curve

   At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

                                                                                 Adverse Change
                                                                                 in Assumptions
                                                                                ----------------
                                                                                 10%         20%
                                                                                ----        ---
Carrying amount retained interests--automobile loans             $32.9
Weighted average life (in months)...................              18.6
Prepayment speed (per annum)........................              25.0%
  Impact on fair value of adverse change............                            $0.6         $1.3
Expected credit losses (annual rate)................              0.12%
  Impact on fair value of adverse change............                             0.1          0.2
Residual cash flows discount rate (annual)..........              12.0%
  Impact on fair value of adverse change............                             0.3          0.5
Interest rate returns to transferees................            Forward one month LIBOR yield curve
  Impact on fair value of adverse change............                             0.7          1.3

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

   Actual and projected credit losses represented 0.23% of total loans securitized as of December 31, 2001.

   The following table summarizes certain cash flows received from and paid to the securitization trust for the year ended December 31, 2001:

                                                           2001      2000
                                                         --------  --------
    Proceeds from new securitizations................... $389,794  $223,098
    Servicing fees received.............................    2,610       533
    Net charge-offs.....................................     (491)      (31)
    Cash collateral account transfers, net..............   (1,771)   (5,071)
    Other cash flows received on retained interests, net    4,747       600

          December 31, 2001, 2000, and 1999 ($000 except share data)

   At December 31, 2001, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                                                           Total
                                                    Securitized Portfolio Managed
                                                    ----------- --------- --------
Loan balances......................................  $433,304   $224,083  $657,387
Principal amounts of loans 60 days or more past due       513        706     1,219
Net credit losses..................................       556      1,220     1,776

   The Corporation also sells, from time to time, available for sale investment securities that are highly rated and/or short-term commercial loans to an unconsolidated bankruptcy remote qualifying special purpose entity whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities and /or loans. The initial program limit is $2.0 billion. The Corporation's lead bank ("Bank") provides liquidity back-up in the form of Liquidity Purchase Agreements and credit enhancement for the loans sold in the form of a letter of credit. Under certain circumstances, these facilities would require the Bank to purchase sufficient investment securities or loans from the entity to accommodate maturing commercial paper, which could result in a loss to the Bank. However, based on the quality of the assets that were sold at no gain or loss, the Corporation believes that the probability of a purchase and recognition of loss is remote and if such a purchase would have been required at December 31, 2001, no gain or loss would have been recognized. In addition, the Bank acts as counterparty to interest rate swaps that enable the special purpose entity to hedge its interest rate risk. Such swaps are designated as trading in the Corporation's Consolidated Balance Sheet. At December 31, 2001, highly rated investment securities in the amount of $264.8 million and short-term commercial loans in the amount of $60.7 million were outstanding in the special purpose entity to support the outstanding commercial paper.

10. Premises and Equipment

   The composition of premises and equipment at December 31 was:

                                                    2001       2000
                                                  --------   --------
Land.........................................     $ 51,243   $ 47,893
Buildings and leasehold improvements.........      368,936    347,566
Furniture and equipment......................      466,819    458,242
                                                  --------   --------
                                                   886,998    853,701
Less accumulated depreciation................      493,968    460,706
                                                  --------   --------
   Total premises and equipment..............     $393,030   $392,995
                                                  ========   ========

   Depreciation expense was $68,331 in 2001, $63,580 in 2000, and $62,845 in 1999.

   The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $64,889 in 2001, $56,555 in 2000, and $50,200 in 1999, respectively.

   The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2002 through 2006 are $30,155, $26,844, $20,902, $17,646, and $12,041, respectively.

          December 31, 2001, 2000, and 1999 ($000 except share data)

11. Deposits

   The composition of deposits at December 31 was:

                                                         2001       2000
                                                     ----------- -----------
Noninterest bearing demand........................   $ 3,558,571 $ 3,129,834
Savings and NOW...................................     7,867,106   7,486,094
CDs $100,000 and over.............................     1,321,746   2,663,050
Other time deposits...............................     2,962,724   3,532,310
Foreign deposits..................................       782,900   2,437,339
                                                     ----------- -----------
  Total deposits..................................   $16,493,047 $19,248,627
                                                     =========== ===========

   At December 31, 2001 and 2000, brokered deposits amounted to $774.2 million and $2,566.4 million, respectively.

   At December 31, 2001, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2002 .........................................................    $4,281,608
2003..........................................................       422,246
2004..........................................................       190,913
2005..........................................................        68,951
2006 and thereafter...........................................       103,652
                                                                  ----------
                                                                  $5,067,370
                                                                  ==========

12. Short-term Borrowings

   Short-term borrowings at December 31 were:

                                                            2001       2000
                                                         ---------- ----------
Funds purchased and security repurchase agreements   $1,090,150 $1,092,723
Cash flow hedge--Fed funds........................       21,262         --
U.S. Treasury demand notes........................      315,644     81,930
U.S. Treasury demand notes--special direct........    2,290,606         --
Senior bank notes--Puttable Reset Securities......    1,001,961  1,008,060
Senior bank notes.................................           --     99,988
Commercial paper..................................      314,989    322,161
Cash flow hedge--Commercial paper.................       20,353         --
Current maturities of long-term borrowings........      800,772    209,355
Other.............................................        1,505        514
                                                     ---------- ----------
   Total short-term borrowings....................   $5,857,242 $2,814,731
                                                     ========== ==========

   U.S. Treasury demand notes--special direct represent secured borrowings of the lead banking subsidiary with a maximum term of 21 days.

          December 31, 2001, 2000, and 1999 ($000 except share data)


   Bank notes may be senior or subordinated in ranking and have maturities ranging from 7 days to 30 years at a fixed or floating rate up to a maximum of $5.0 billion aggregate principal amount outstanding at any time. The bank notes are offered through certain designated agents and are offered and sold only to institutional investors. The bank notes are sole obligations of the issuing bank and are not obligations of or guaranteed by the Corporation.

   The senior bank notes--Puttable Reset Securities ("PRS")--will mature on December 1, 2007. In certain circumstances, the notes will be put back to the issuing bank at par prior to final maturity by the noteholders and the notes are subject to exercise of a call option by a certain broker-dealer. Beginning December 3, 2001 and each December 1 thereafter until and including December 1, 2006, the broker-dealer has the right to purchase all of the outstanding notes from the noteholders at a price equal to 100% of the principal amount of the notes and then remarket the notes at an interest rate that was previously agreed upon. However, if the broker-dealer does not purchase the notes on the aforementioned date(s), each holder of outstanding notes will be deemed to have put all of the holder's notes to the issuing bank at a price equal to 100% of the principal amount of the notes and the notes will be completely retired. The initial interest rate was 6.75% and, to the extent the notes are purchased and remarketed, the interest rate will reset each date the notes are remarketed at 6% plus an applicable credit spread as defined in the offering circular. On December 3, 2001, the interest rate reset to 6.15%. If the PRS are not resold due to a failed remarketing or a market disruption event, the Corporation would be obligated to pay the broker-dealer the fair market value of the call option. The call and put are considered clearly and closely related for purposes of recognition and measurement under SFAS 133.

   The amount of other senior bank notes outstanding at December 31, 2000, represents the borrowing of one banking subsidiary at a fixed rate of 6.81% that matured in March of 2001.

   Unused lines of credit, primarily to support commercial paper borrowings, were $75.0 million at December 31, 2001 and 2000, respectively.

13. Long-term Borrowings

   Long-term borrowings at December 31 were:

                                                                           2001       2000
                                                                        ---------- ----------
Corporation:
6.375% subordinated notes due in 2003.................................. $   99,871 $   99,794
Medium-term Series C, D and E notes....................................    312,950    130,900
7.65% cumulative company-obligated mandatorily redeemable capital trust
  pass-through securities..............................................    199,193    199,160
Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
   Floating rate advances..............................................    310,000    100,000
   Fixed rate advances.................................................    554,372    260,151
   Cash flow hedge.....................................................      3,602         --
Senior bank notes......................................................    199,929    199,628
Senior bank notes-EXLs.................................................    249,608         --
Subordinated bank note.................................................    395,977     98,854
Nonrecourse notes......................................................     23,693     29,008
9.75% obligation under capital lease due through 2006..................      2,655      3,083
Other..................................................................      9,099     10,053
                                                                        ---------- ----------
                                                                         2,360,949  1,130,631
Less current maturities................................................    800,772    209,355
                                                                        ---------- ----------
       Total long-term borrowings...................................... $1,560,177 $  921,276
                                                                        ========== ==========

          December 31, 2001, 2000, and 1999 ($000 except share data)


   The 6.375% subordinated notes are not redeemable prior to maturity and qualify as "Tier 2" or supplementary capital for regulatory capital purposes. Interest is payable semiannually.

   At December 31, 2001, there were $14,000 of medium-term Series C notes outstanding. The medium-term Series C notes have fixed interest rates of 6.48% to 6.75% and mature at various amounts and times through 2002. No additional borrowings may occur under the Series C notes. At December 31, 2001, medium-term Series D notes outstanding amounted to $24,250 with fixed interest rates of 6.31% to 7.20% and $23,700 at three month LIBOR plus 26 basis points. Series D notes mature at various times and amounts through 2004. No additional borrowings may occur under the Series D notes. In May 2000, the Corporation filed a registration statement with the Securities and Exchange Commission to issue up to $500 million of medium-term Series E notes. These issues may have maturities ranging from 9 months to 30 years and may be at fixed or floating rates. At December 31, 2001, series E notes outstanding amounted to $251,000 with fixed rates of 5.75% to 7.19%. Series E notes outstanding mature in 2002 through 2006.

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

   Fixed rate FHLB advances have interest rates, which range from 4.51% to 8.47% and mature at various times in 2002 through 2012. A portion of the advances are subject to periodic principal payments. $28.5 million may be repaid without penalty at six month intervals. All other advances are subject to a prepayment penalty if they are repaid prior to maturity.

   The floating rate advances mature in 2006. The interest rate is reset monthly based on the London Interbank Offered Rate ("LIBOR").

          December 31, 2001, 2000, and 1999 ($000 except share data)

   The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, a portion of these advances are collaterized by FHLB stock.

   The senior bank notes have a fixed interest rate of 7.25% and pay interest semi-annually. The notes mature in 2002.

   The senior bank notes--EXLs are indexed to one month LIBOR plus a stated spread and mature in 2002. However, EXL noteholders have the ability to extend the maturity date through 2006. The stated spread increases annually through 2005.

   The subordinated bank note has a fixed rate of 7.875% and matures in 2010. Interest is paid semi-annually. The subordinated bank note qualifies as "Tier 2" or supplementary capital for regulatory capital purposes.

   The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.40% at December 31, 2001 and are due in installments over varying periods through 2011. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

   Scheduled maturities of long-term borrowings are: $356,579, $5,803, $4,230, and $565,240 for 2003 through 2006, respectively.

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

   The holder has the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. During 1999, the holder of Series A converted 348,944 shares of Series A into 3,832,957 shares of common stock which were issued out of the Corporation's treasury common stock. This is a noncash transaction for purposes of the Consolidated Statements of Cash Flows. At December 31, 2001 and 2000, there were 336,370 shares of Series A outstanding which are convertible into 3,844,228 shares of common stock.

   The preferred stock is treated as a common stock equivalent in all applicable per share calculations.

   The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2001 and 2000, 301,693 and 288,858 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets and amounted to $15,605 at December 31, 2001 and $14,940 at December 31, 2000.

   In conjunction with previous acquisitions, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of acquired companies. At December 31, 2001 and 2000, 81,987 and 93,552 common shares of M&I stock, respectively, were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $3,264 and $3,731 at December 31, 2001 and 2000, respectively, is included in Deferred Compensation as a reduction of shareholders' equity in the Consolidated Balance Sheets.

          December 31, 2001, 2000, and 1999 ($000 except share data)


   The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and conversions of convertible securities. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock, mature shares tendered for stock option exercises in lieu of cash and open market purchases in accordance with approved share repurchase programs. The Corporation is currently authorized to repurchase up to 6.0 million shares per year. During 2001 and 2000, shares repurchased in accordance with the approved plan amounted to 4.7 million shares with an aggregate cost of $273.3 million in 2001 and 3.2 million shares with an aggregate cost of $156.3 million in 2000.

   Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as "Tier 1" capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% "Tier 1" capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements.

   At December 31, 2001 and 2000, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

   To be well capitalized under the regulatory framework, the "Tier 1" capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

   The Corporation's risk-based capital and leverage ratios are as follows ($ in millions):

                                                         Risk-Based Capital Ratios
                                            ---------------------------------------------------
                                             As of December 31, 2001    As of December 31, 2000
                                            -------------------------  ------------------------
                                                Amount        Ratio        Amount       Ratio
                                            --------------- ---------  -------------- ---------
Tier 1 capital............................. $       2,091.5      9.70% $      2,070.8     10.20%
Tier 1 capital adequacy minimum requirement           862.2      4.00           811.7      4.00
                                            --------------- ---------  -------------- ---------
Excess..................................... $       1,229.3      5.70% $      1,259.1      6.20%
                                            =============== =========  ============== =========
Total capital.............................. $       2,775.6     12.88% $      2,444.6     12.05%
Total capital adequacy minimum requirement.         1,724.3      8.00         1,623.5      8.00
                                            --------------- ---------  -------------- ---------
Excess..................................... $       1,051.3      4.88% $        821.1      4.05%
                                            =============== =========  ============== =========
Risk-adjusted assets....................... $      21,554.5            $     20,293.6
                                            ===============            ==============
                                                               Leverage Ratio
                                            ---------------------------------------------------
                                             As of December 31, 2001    As of December 31, 2000
                                            -------------------------  ------------------------
                                                Amount        Ratio        Amount       Ratio
                                            --------------- ---------  -------------- ---------
Tier 1 capital to adjusted total assets.... $       2,091.5      7.93% $      2,070.8      8.25%
Minimum leverage adequacy requirement......   791.2-1,318.6 3.00-5.00   752.9-1,254.8 3.00-5.00
                                            --------------- ---------  -------------- ---------
Excess..................................... $1,300.3 -772.9 4.93-2.93% $1,317.9-816.0 5.25-3.25%
                                            =============== =========  ============== =========
Adjusted average total assets.............. $      26,371.4            $     25,096.4
                                            ===============            ==============

          December 31, 2001, 2000, and 1999 ($000 except share data)

   All of the Corporation's banking subsidiaries' risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2001 and 2000. The following table presents the risk-based capital ratios for the Corporation's lead banking subsidiary:

Subsidiary                                                       Tier 1  Total  Leverage
----------                                                       ------  -----  --------
M&I Marshall & Ilsley Bank
   December 31, 2001............................................  9.07%  12.30%   7.26%
   December 31, 2000............................................  8.46   10.42    7.12

   M&I Marshall & Ilsley Bank's risk-based capital ratios at December 31, 2000, have not been restated for the charter consolidations that occurred in the first and second quarters of 2001.

   Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2001, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $286.3 million.

15. Income Taxes

   Total income tax expense for the years ended December 31, 2001, 2000, and 1999 was allocated as follows:

                                                                 2001      2000      1999
                                                               --------  --------  --------
Income before income taxes and cumulative effect of changes in accounting principles....................................... $163,124  $152,948  $173,428
 Cumulative effect of changes in accounting principles........     (235)   (1,532)       --
 Shareholders' Equity:
   Compensation expense for tax purposes in excess of
     amounts recognized for financial reporting purposes......  (13,334)   (2,486)  (12,764)
   Unrealized (losses) / gains on accumulated other
     comprehensive income.....................................    1,667    38,699   (51,376)
                                                               --------  --------  --------
                                                               $151,222  $187,629  $109,288
                                                               ========  ========  ========

   The current and deferred portions of the provision for income taxes were:

                                              2001      2000      1999
                                            --------  --------  --------
       Current:
        Federal............................ $161,622  $115,789  $126,358
        State..............................   14,140    22,652     7,059
                                            --------  --------  --------
                                             175,762   138,441   133,417
       Deferred:
        Federal............................   (8,039)   20,618    31,860
        State..............................   (4,599)   (6,111)    8,151
                                            --------  --------  --------
                                             (12,638)   14,507    40,011
                                            --------  --------  --------
          Total provision for income taxes. $163,124  $152,948  $173,428
                                            ========  ========  ========

          December 31, 2001, 2000, and 1999 ($000 except share data)

   The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

                                                   2001      2000      1999
                                                 --------  --------  --------
 Tax computed at statutory rates................ $175,366  $164,623  $184,779
 Increase (decrease) in taxes resulting from:
  Federal tax-exempt income.....................  (19,855)  (19,428)  (18,145)
  State income taxes, net of Federal tax benefit    6,202    10,824    10,050
  Bank owned life insurance.....................   (9,469)   (9,837)   (9,018)
  Other.........................................   10,880     6,766     5,762
                                                 --------  --------  --------
    Total provision for income taxes............ $163,124  $152,948  $173,428
                                                 ========  ========  ========

   The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                                   2001      2000
                                                                 --------  --------
Deferred tax assets:
   Deferred compensation........................................ $ 34,091  $ 29,356
   Allowance for loan and lease losses..........................  108,535    93,507
   Accrued postretirement benefits..............................   29,647    27,430
   Conversion revenue deferred..................................   16,233    19,414
   State NOLs...................................................   61,561    48,926
   Other........................................................   71,598    41,385
                                                                 --------  --------
       Total deferred tax assets before valuation allowance.....  321,665   260,018
   Valuation allowance..........................................  (47,709)  (40,653)
                                                                 --------  --------
       Net deferred tax assets..................................  273,956   219,365
Deferred tax liabilities:
   Lease revenue reporting......................................  166,675   134,373
   Deferred expense, net of unearned income.....................   59,826    61,647
   Premises and equipment, principally due to depreciation......    9,880    12,216
   Purchase accounting adjustments..............................   14,419     8,750
   Accumulated other comprehensive income.......................   21,926    20,259
 Other..........................................................   40,569    38,859
                                                                 --------  --------
       Total deferred tax liabilities...........................  313,295   276,104
                                                                 --------  --------
       Net deferred tax liability............................... $ 39,339  $ 56,739
                                                                 ========  ========

   The valuation allowance has been provided to reduce certain state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize. At December 31, 2001 and 2000, the Corporation recognized $6,922 and $14,942, respectively of deferred tax assets related to state net operating losses that may be offset against future taxable income through 2016 and 2015, respectively. At December 31, 2001, the Corporation believes there is a greater than 50% chance that the carryforward may expire unused. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using the carryforward. Accordingly, the tax benefit of the carryforward has been offset by a valuation allowance.

   The amount of income tax (benefit)/expense related to net securities gains or losses amounted to $(3,201), $(9,512), and $3,292, in 2001, 2000, and 1999,
respectively.

          December 31, 2001, 2000, and 1999 ($000 except share data)

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

   The nonqualified and incentive stock option plans generally provide for the grant of options to purchase shares of the Corporation's common stock for a period of ten years from the date of grant. Options granted generally become exercisable over a period of two or three years from the date of grant, however, options granted to directors of the Corporation vest immediately and options granted after 1996 provide accelerated or immediate vesting for grants to individuals who meet certain age and years of service criteria at the date of grant.

   Activity relating to nonqualified and incentive stock options was:

                                         Number of   Option Price Weighted Average
                                          Shares      Per Share    Exercise Price
                                         ----------  ------------ ----------------
Shares under option at December 31, 1998  6,249,935  $ 7.67-57.63      $33.38
Options granted.........................  1,606,725   57.09-70.06       61.72
Options lapsed or surrendered...........    (81,789)  10.92-62.25       52.15
Options exercised.......................   (967,557)   7.67-57.63       19.01
                                         ----------  ------------      ------
Shares under option at December 31, 1999  6,807,314  $ 7.68-70.06      $41.88
Options granted.........................  1,756,350   41.52-62.19       44.26
Options lapsed or surrendered...........   (185,613)  13.38-67.00       48.72
Options exercised.......................   (262,531)   7.68-57.00       19.95
                                         ----------  ------------      ------
Shares under option at December 31, 2000  8,115,520  $11.56-70.06      $42.95
Options granted.........................  1,970,550   49.46-63.90       62.78
Options lapsed or surrendered...........   (218,151)  13.38-67.00       54.24
Options exercised....................... (1,116,787)  11.56-61.50       23.48
                                         ----------  ------------      ------
Shares under option at December 31, 2001  8,751,132  $12.40-70.06      $49.62
                                         ==========  ============      ======

   The range of options outstanding at December 31, 2001 were:




                                         Weighted-Average      Weighted-Average
                 Number of Shares         Exercise Price          Remaining
              ----------------------- -----------------------  Contractual Life
  Price Range Outstanding Exercisable Outstanding Exercisable    (In Years)
  ----------- ----------- ----------- ----------- ----------- ----------------
    $12-25...    857,025     857,025    $20.20      $20.20          2.2
     26-39...    899,103     899,103     29.58       29.58          4.5
     40-52...  2,841,061   1,899,099     47.29       48.68          8.1
     53-57...    822,263     800,363     56.92       57.00          6.0
     58-62...  1,470,330   1,089,710     61.25       61.26          7.9
   Over $62..  1,861,350     436,866     63.99       64.35          9.8
               ---------   ---------    ------      ------          ---
               8,751,132   5,982,166    $49.62      $46.28          7.3
               =========   =========    ======      ======          ===

   Options exercisable at December 31, 2000 and 1999 were 5,986,582 and 5,031,588, respectively. The weighted average exercise price for options exercisable was $40.35 at December 31, 2000 and $35.96 at December 31, 1999.

          December 31, 2001, 2000, and 1999 ($000 except share data)

   Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock based employee compensation plans.

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

   Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APBO 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

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

   Had compensation cost for the Corporation's options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           2001     2000     1999
                                         -------- -------- --------
             Net income:
                As reported............. $337,485 $315,123 $354,511
                Pro forma...............  322,537  300,793  341,355
             Basic earnings per share:
                As reported............. $   3.20 $   2.99 $   3.32
                Pro forma...............     3.05     2.85     3.20
             Diluted earnings per share:
                As reported............. $   3.09 $   2.89 $   3.14
                Pro forma...............     2.97     2.78     3.03

   The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period

   The grant date fair values and assumptions used to determine such value are as follows:

                                           2001         2000         1999
                                        -----------  -----------  -----------
 Weighted-average grant date fair value      $20.17       $13.82       $19.54
 Assumptions:
    Risk-free interest rates...........   3.92-5.30%   5.14-6.79%   4.75-6.45%
    Expected volatility................ 31.09-31.33% 24.36-31.33% 22.00-24.62%
    Expected term (in years)...........         6.0          6.0          6.0
    Expected dividend yield............        2.13%        2.11%        1.56%

          December 31, 2001, 2000, and 1999 ($000 except share data)

   Activity relating to the Corporation's Restricted Purchase Rights was:

                                                                   December 31
                                                           ---------------------------
                                                             2001     2000      1999
                                                           --------  -------  --------
Restricted stock purchase rights outstanding--Beginning of
  Year....................................................       --       --        --
Restricted stock purchase rights granted..................   40,000    8,000    21,000
Restricted stock purchase rights exercised................  (40,000)  (8,000)  (21,000)
                                                           --------  -------  --------
Restricted stock purchase rights outstanding--End of Year.       --       --        --
Weighted-average grant date market value.................. $  55.94  $ 45.35  $  64.41
Aggregate compensation expense............................ $    934  $   726  $    534
Unamortized deferred compensation......................... $  2,972  $ 1,859  $  2,387

   Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders' equity.

   Shares reserved for the granting of options and stock purchase rights at December 31, 2001 were 3,414,414.

   The Corporation also has a Long-term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 58,100 in 2001, 46,850 in 2000, and 50,000 in 1999. The vesting period is three years from the date the performance units were awarded. At December 31, 2001, based on the performance criteria, approximately $3,820 would be due to the participants under the 1999 and 2000 awards. In addition, the amount payable to participants under the 1998 award, which was fully vested, was $9,340 at December 31, 2001.

17. Employee Retirement and Health Plans

   The Corporation has a defined contribution retirement plan and an incentive savings plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation's option, a profit sharing amount may also be contributed and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings plan, employee contributions up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation's return on equity as defined by the plan. Total expense relating to these plans was $39,942, $40,016, and $37,378 in 2001, 2000, and 1999,
respectively.

   The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $2,394 in 2001, $1,174 in 2000, and $174 in 1999.

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

          December 31, 2001, 2000, and 1999 ($000 except share data)

   The changes during the year of the accumulated postretirement benefit obligation ("APBO") for retiree health benefits are as follows:

                                                             2001     2000
                                                           --------  -------
   APBO, beginning of year................................ $ 60,250  $46,867
   Service cost...........................................    2,843    2,593
   Interest cost on APBO..................................    4,726    3,601
   Actuarial losses.......................................   24,008    9,042
   Change due to acquisitions/divestitures................      356       --
   Benefits paid..........................................   (2,564)  (1,853)
                                                           --------  -------
   APBO, end of year......................................   89,619   60,250
   Unrecognized net (loss)/gain...........................  (21,575)   2,432
   Unrecognized prior service cost........................    1,380    1,584
                                                           --------  -------
   Accrued postretirement benefit cost.................... $ 69,424  $64,266
                                                           ========  =======
   Weighted average discount rate used in determining APBO     7.50%    8.00%
                                                           ========  =======

   The assumed health care cost trend for 2002 was 6.00%. The rate was assumed to decrease gradually to 5.00% in 2006 and remain at that level thereafter.

   Net periodic postretirement benefit cost for the years ended December 31, 2001, 2000, and 1999 includes the following components:

                                                         2001    2000    1999
                                                        ------  ------  ------
Service cost.........................................   $2,843  $2,593  $3,044
Interest on APBO.....................................    4,726   3,601   3,381
Net amortization and deferral........................      152    (944)   (157)
                                                        ------  ------  ------
                                                        $7,721  $5,250  $6,268
                                                        ======  ======  ======

   The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one percentage point change on assumed health care cost trend rates would have the following effects:

                                                            One        One
                                                         Percentage Percentage
                                                           Point      Point
                                                          Increase   Decrease
                                                         ---------- ----------
 Effect on total of service and interest cost components  $ 1,311    $ (1,058)
 Effect on postretirement benefit obligation............   13,267     (11,133)

18. Financial Instruments with Off-Balance Sheet Risk

   Financial instruments with off-balance sheet risk at December 31 were:

                                                              2001       2000
                                                           ---------- ----------
Financial instruments whose amounts represent credit risk:
   Commitments to extend credit:
       To commercial customers............................ $7,322,698 $6,397,068
       To individuals.....................................  2,007,197  1,778,514
   Standby letters of credit, net of participations.......    976,438    606,539
   Commercial letters of credit...........................     57,605     38,090
   Mortgage loans sold with recourse......................      1,105      1,613

          December 31, 2001, 2000, and 1999 ($000 except share data)

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

19. Foreign Exchange Contracts

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

          December 31, 2001, 2000, and 1999 ($000 except share data)

   At December 31, 2001, the Corporation's foreign currency position resulting from foreign exchange contracts by major currency was as follows ($000's US):

                                                                 Commitments Commitments
                                                                 To Deliver  To Purchase
                                                                   Foreign     Foreign
                                                                  Exchange    Exchange
                                                                 ----------- -----------
Currency
Euros...........................................................  $180,895    $180,721
English Pound Sterling..........................................    80,183      79,894
Japanese Yen....................................................    71,895      71,788
Swiss Franc.....................................................    30,188      30,159
Canadian Dollars................................................    10,847      10,755
Norwegian Kroner................................................     7,077       7,083
New Zealand Dollars.............................................     4,399       4,389
Swedish Kronor..................................................     3,351       3,323
Australian Dollars..............................................     1,220       1,207
All Other.......................................................       354         385
                                                                  --------    --------
   Total........................................................  $390,409    $389,704
                                                                  ========    ========
Average amount of contracts to deliver/purchase foreign exchange  $514,913    $514,172
                                                                  ========    ========

   These amounts do not represent the actual credit or market exposure.

20. Derivative Financial Instruments and Hedging Activities

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

   The Corporation has designed strategies to confine these risks within the established limits and indentify appropriate risk/reward trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its customers.

  Trading Instruments

   The Corporation enters into interest rate swaps as part of its trading activities which enable its customers to manage their exposures to interest rate risk. The Corporation's market risk from unfavorable movements in interest rates is generally minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indices.

   At December 31, 2001, interest rate swaps designated as trading consisted of $436.4 million in notional amount of receive-fixed/pay-floating with an aggregate positive fair value of $2.7 million and $422.1 million in notional amount of pay fixed/receive floating with an aggregate negative fair value of $2.9 million.

          December 31, 2001, 2000, and 1999 ($000 except share data)

   Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

  Fair Value Hedges

   The Corporation has fixed rate callable CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates.

   To limit the Corporation's exposure to changes in fair value due to changes in interest rates, the Corporation has entered into receive-fixed/pay-floating interest rate swaps with identical call features, thereby creating the effect of floating rate deposits and floating rate long-term debt. The Corporation has determined that the hedges on the long-term debt qualify for the special short-cut accounting prescribed by SFAS 133, resulting in no ineffectiveness.

   The Corporation also has Agency collateralized mortgage backed investment securities designated as available for sale. The embedded prepayment options in the underlying mortgages expose the Corporation to variability in fair value in a changing interest rate environment. To limit its exposure to changes in fair value, the Corporation had designated purchased interest rate floors as a hedge against changes in fair value attributable to the embedded prepayment option.

   During 2001, the Corporation sold the floors. The adjustment to the carrying amount of the hedged investment securities of $5.7 million is being accreted into earnings over the remaining life of the security using the interest method.

   The following table presents additional information with respect to the Corporation's fair value hedges.

Fair Value Hedges
December 31, 2001
                                                                               Weighted
                                                                               Average
                                             Notional Amount   Fair Value     Remaining
Hedged Item               Hedging Instrument ($ in millions) ($ in millions) Term (Years)
-----------               ------------------ --------------- --------------- ------------
Callable CDs...........   Receive Fixed Swap     $ 65.0           $(0.1)          7.3
Medium Term Notes......   Receive Fixed Swap      190.0             1.4           4.7
Long-term Borrowings...   Receive Fixed Swap      200.0            17.2          24.9

   The impact from fair value hedges to total net interest income for the year ended December 31, 2001 was a positive $14.8 million, of which $0.1 million was a result of ineffectiveness.

  Cash Flow Hedges

   The Corporation has variable rate loans and variable rate short-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows

          December 31, 2001, 2000, and 1999 ($000 except share data)


resulting from interest rate risk. At December 31, 2001, these instruments consisted of interest rate swaps. During 2001, the Corporation also employed an interest rate floor which expired at the end of the year.

   The interest rate swaps change the variable-rate cash flow exposure on the loans and short-term borrowings to fixed-rate cash flows through the interest rate swaps.

   The purchased interest rate floor protected the Corporation from decreases in interest rates that would result in decreased cash interest receipts from the variable rate loans. Under the agreement, the Corporation had the right to receive cash if interest rates decreased below a specified level.

   Ineffectiveness arising from differences between the critical terms of the hedging instrument and hedged item are recorded in interest income or expense based on the transaction that gave rise to the ineffectiveness.

   Changes in the fair value of the interest rate swaps or floor designated as cash flow hedges are reported in accumulated other comprehensive income. These amounts are subsequently reclassified to interest income or interest expense as a yield adjustment in the same period in which the related interest on the variable rate loans and short-term borrowings affects earnings.

   The following table summarizes the Corporation's cash flow hedges at December 31, 2001.

                                                                       Weighted
Cash Flow Hedges                                                        Average
December 31, 2001                                                      Remaining
                                       Notional Amount   Fair Value      Term
Hedged Item         Hedging Instrument ($ in millions) ($ in millions)  (Years)
-----------         ------------------ --------------- --------------- ---------
Variable Rate Loans Receive Fixed Swap     $454.4          $ 12.2         1.4
Commercial Paper...   Pay Fixed Swap        200.0           (20.4)        4.9
Fed Funds Purchased   Pay Fixed Swap        650.0           (21.3)        3.0
FHLB Advances......   Pay Fixed Swap        310.0            (3.6)        4.6

   The impact from cash flow hedges to total net interest income for the year ended December 31, 2001 was $12.1 million, of which $0.5 million was a result of ineffectiveness. The estimated reclass from accumulated other comprehensive income in the next twelve months is $27.6 million.

   Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2001 the estimated credit exposure arising from derivative financial instruments was approximately $14.5 million.

   For the years ended December 31, 2000 and 1999, the effect on net interest income resulting from derivative financial instruments was a negative $3.5 million and a positive $7.0 million, respectively.

          December 31, 2001, 2000, and 1999 ($000 except share data)


21. Fair Value of Financial Instruments

   The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2001 and 2000 are reflected below:

              Balance Sheet Financial Instruments ($ in millions)

                                                     2001                  2000
                                             --------------------- ---------------------
                                             Book Value Fair Value Book Value Fair Value
                                             ---------- ---------- ---------- ----------
Financial Assets:
   Cash and short-term investments.......... $ 1,605.4  $ 1,605.4  $   908.2  $   908.2
   Trading securities.......................       6.1        6.1       15.3       15.3
   Investment securities available for sale.   3,383.6    3,383.6    4,735.7    4,735.7
   Investment securities held to maturity...   1,032.1    1,050.0    1,112.5    1,124.8
   Net loans and leases.....................  19,027.2   19,754.7   17,352.0   17,877.1
   Interest receivable......................     137.8      137.8      211.1      211.1
Financial Liabilities:
   Deposits.................................  16,493.0   16,624.3   19,248.6   19,496.3
   Short-term borrowings....................   5,056.5    5,056.5    2,605.4    2,605.4
   Long-term borrowings.....................   2,360.9    2,680.8    1,130.6    1,252.8
   Interest payable.........................      97.5       97.5      203.5      203.5

   Where readily available, quoted market prices are utilized by the Corporation. If quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized upon immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the entire Corporation.

   The following methods and assumptions are used in estimating the fair value for financial instruments.

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

          December 31, 2001, 2000, and 1999 ($000 except share data)


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

                                               2001 2000
                                               ---- ----
         Loan commitments....................  $5.6 $6.8
         Letters of credit...................   6.2  4.8

   See Note 18 for additional information on off-balance sheet financial instruments.

22. Business Segments

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

          December 31, 2001, 2000, and 1999 ($000 except share data)


Banking

   Banking represents the aggregation of two separately chartered banks headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, an asset-based lending subsidiary headquartered in Minnesota and an operational support subsidiary which includes item processing as previously discussed. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the Internet.

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

                                    Commercial Retail  Investments  Total
   2001                              Banking   Banking  and Other  Banking
   ----                             ---------- ------- ----------- --------
   Revenue:
       Net interest income.........   $398.6   $353.2    $ 91.0    $  842.8
       Other revenue...............     82.0     96.3     143.1       321.4
                                      ------   ------    ------    --------
          Total revenues...........   $480.6   $449.5    $234.1    $1,164.2
                                      ======   ======    ======    ========
   Percent of total................     41.3%    38.6%     20.1%      100.0%
                                      ======   ======    ======    ========
   Operating income................   $207.5   $ 86.5    $ 81.1    $  375.1
                                      ======   ======    ======    ========
       Percent of total............     55.3%    23.1%     21.6%      100.0%
                                      ======   ======    ======    ========
       Return on tangible equity...    24.05%   15.54%                20.52%
                                      ======   ======              ========
   2000
   ----
   Revenue:
       Net interest income.........   $352.8   $344.6    $(18.2)   $  679.2
       Other revenue...............     56.2     71.4     156.5       284.1
                                      ------   ------    ------    --------
          Total revenues...........   $409.0   $416.0    $138.3    $  963.3
                                      ======   ======    ======    ========
   Percent of total................     42.5%    43.2%     14.3%      100.0%
                                      ======   ======    ======    ========
   Operating income................   $159.5   $ 98.5    $ 45.2    $  303.2
                                      ======   ======    ======    ========
   Percent of total................     52.6%    32.5%     14.9%      100.0%
                                      ======   ======    ======    ========
   Return on tangible equity.......    20.76%   19.08%                18.44%
                                      ======   ======              ========
   1999
   ----
   Revenue:
       Net interest income.........   $337.0   $323.2    $ 40.6    $  700.8
       Other revenue...............     54.5     60.0     130.1       244.6
                                      ------   ------    ------    --------
          Total revenues...........   $391.5   $383.2    $170.7    $  945.4
                                      ======   ======    ======    ========
   Percent of total................     41.4%    40.5%     18.1%      100.0%
                                      ======   ======    ======    ========
   Operating income................   $157.4   $ 94.1    $ 55.5    $  307.0
                                      ======   ======    ======    ========
   Percent of total................     51.3%    30.6%     18.1%      100.0%
                                      ======   ======    ======    ========
   Return on tangible equity.......    23.29%   20.29%                20.05%
                                      ======   ======              ========

          December 31, 2001, 2000, and 1999 ($000 except share data)


Data Services--Metavante

   Data Services includes Metavante as well as its nonbank subsidiaries. Metavante provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Data Services derives revenue from the Corporation's credit card merchant operations. The majority of Data Services revenue is derived from internal and external processing.

All Others

   M&I's primary other operating segments include Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provides investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Florida, Arizona, North Carolina, Minnesota, Nevada, and Illinois and Capital Markets Group provides venture capital and advisory services.

   Total Revenues by type in All Others consist of the following ($ in millions):

                                                  2001   2000   1999
                                                 ------ ------ ------
    Trust Services.............................  $121.1 $120.1 $103.6
    Residential Mortgage Banking...............    43.5   26.6   33.5
    Capital Markets............................    13.1   22.7   16.8
    Brokerage and Insurance....................    21.4   22.1   20.2
    Commercial Leasing.........................    13.2   10.3   10.9
    Commercial Mortgage Banking................     3.1    2.2    1.6
    Others.....................................     5.7    6.6    6.4
                                                 ------ ------ ------
           Total...............................  $221.1 $210.6 $193.0
                                                 ====== ====== ======

          December 31, 2001, 2000, and 1999 ($000 except share data)

   The following represents the Corporation's operating segments as of and for the years ended December 31, 2001, 2000 and 1999. Intrasegment revenues, expenses and assets have been eliminated.

                                                 Year Ended December 31, 2001 ($ in millions)
                              ----------------------------------------------------------------------------------
                                                                                                     Consolidated
                                                                      Reclass-   Consol-                Income
                                                                     ifications  idated      Non-       Before
                                                           Corporate   Elim-    Operating  Operating  Accounting
                               Banking   Metavante Others  Overhead   inations   Income     Charges     Change
                              ---------  --------- ------  --------- ---------- ---------  --------- ------------
Net Interest Income.......... $   842.8   $ (3.7)  $ 27.4   $ (23.7)  $    --   $   842.8   $    --   $   842.8
Fees-unaffiliated customers..     287.9    557.6    171.7       2.7      (1.0)    1,018.9     (16.1)    1,002.8
Fees-affiliated customers....      33.5     61.4     22.0        --    (116.9)         --        --          --
                              ---------   ------   ------   -------   -------   ---------   -------   ---------
Total revenue................   1,164.2    615.3    221.1     (21.0)   (117.9)    1,861.7     (16.1)    1,845.6
Expenses-unaffiliated
 customers...................     481.1    518.1    111.8      87.2      (0.7)    1,197.5      93.0     1,290.5
Expenses-affiliated customers      75.5     17.0     29.8      (5.1)   (117.2)         --        --          --
                              ---------   ------   ------   -------   -------   ---------   -------   ---------
Total expenses...............     556.6    535.1    141.6      82.1    (117.9)    1,197.5      93.0     1,290.5
Provision for loan and lease
 losses......................      51.9       --      2.2        --        --        54.1        --        54.1
                              ---------   ------   ------   -------   -------   ---------   -------   ---------
Operating income before
 taxes.......................     555.7     80.2     77.3    (103.1)       --       610.1    (109.1)      501.0
Income tax expense...........     180.6     33.1     29.3     (38.5)       --       204.5     (41.4)      163.1
                              ---------   ------   ------   -------   -------   ---------   -------   ---------
Operating income............. $   375.1   $ 47.1   $ 48.0   $ (64.6)  $    --   $   405.6   $ (67.7)  $   337.9
                              =========   ======   ======   =======   =======   =========   =======   =========
Identifiable assets.......... $26,256.7   $754.6   $832.1   $ 359.4   $(949.1)  $27,253.7   $    --   $27,253.7
                              =========   ======   ======   =======   =======   =========   =======   =========
Depreciation and
 amortization................ $   (15.7)  $ 92.7   $(19.5)  $   4.4   $    --   $    61.9   $    --   $    61.9
                              =========   ======   ======   =======   =======   =========   =======   =========
Purchase of premises and
 equipment, net.............. $    21.1   $ 18.3   $  1.5   $   3.7   $    --   $    44.6   $    --   $    44.6
                              =========   ======   ======   =======   =======   =========   =======   =========
Return on Average Tangible
 Equity......................     20.52%   23.76%   19.08%                          20.90%                17.58%
                              =========   ======   ======                       =========             =========
Return on Average Equity.....     17.25%   16.39%   18.93%                          16.70%                13.91%
                              =========   ======   ======                       =========             =========

          December 31, 2001, 2000, and 1999 ($000 except share data)


                                                 Year Ended December 31, 2000 ($ in millions)
                              ----------------------------------------------------------------------------------
                                                                                                     Consolidated
                                                                      Reclass-   Consol-                Income
                                                                     ifications  idated      Non-       Before
                                                           Corporate   Elim-    Operating  Operating  Accounting
                               Banking   Metavante Others  Overhead   inations   Income     Charges     Change
                              ---------  --------- ------  --------- ---------- ---------  --------- ------------
Net Interest Income.......... $   679.2   $ (2.8)  $ 21.4   $(24.8)   $    --   $   673.0   $   --    $   673.0
Fees-unaffiliated
 customers...................     262.2    542.5    175.0      3.9        0.1       983.7    (50.5)       933.2
Fees-affiliated customers....      21.9     64.0     14.2      0.1     (100.2)         --       --           --
                              ---------   ------   ------   ------    -------   ---------   ------    ---------
Total revenue................     963.3    603.7    210.6    (20.8)    (100.1)    1,656.7    (50.5)     1,606.2
Expenses-unaffiliated
 customers...................     431.7    499.6    105.5     55.1       (3.2)    1,088.7     16.7      1,105.4
Expenses-affiliated customers      61.9      8.6     28.3     (1.9)     (96.9)         --       --           --
                              ---------   ------   ------   ------    -------   ---------   ------    ---------
Total expenses...............     493.6    508.2    133.8     53.2     (100.1)    1,088.7     16.7      1,105.4
Provision for loan and lease
 losses......................      29.9       --      0.5       --         --        30.4       --         30.4
                              ---------   ------   ------   ------    -------   ---------   ------    ---------
Operating income before
 taxes.......................     439.8     95.5     76.3    (74.0)        --       537.6    (67.2)       470.4
Income tax expense...........     136.6     39.6     30.4    (30.6)        --       176.0    (23.0)       153.0
                              ---------   ------   ------   ------    -------   ---------   ------    ---------
Operating income............. $   303.2   $ 55.9   $ 45.9   $(43.4)   $    --   $   361.6   $(44.2)   $   317.4
                              =========   ======   ======   ======    =======   =========   ======    =========
Identifiable assets.......... $24,874.9   $636.3   $634.4   $241.7    $(309.6)  $26,077.7   $   --    $26,077.7
                              =========   ======   ======   ======    =======   =========   ======    =========
Depreciation and amortization $    (3.0)  $ 86.6   $(18.6)  $  4.2    $    --   $    69.2   $   --    $    69.2
                              =========   ======   ======   ======    =======   =========   ======    =========
Purchase of premises and
 equipment, net.............. $    28.9   $ 45.9   $  2.8   $  1.2    $    --   $    78.8   $   --    $    78.8
                              =========   ======   ======   ======    =======   =========   ======    =========
Return on Average
 Tangible Equity.............     18.44%   29.00%   20.62%                          20.78%                18.37%
                              =========   ======   ======                       =========             =========
Return on Average Equity.....     15.33%   21.52%   20.45%                          16.84%                14.78%
                              =========   ======   ======                       =========             =========

          December 31, 2001, 2000, and 1999 ($000 except share data)


                                         Year Ended December 31, 1999 ($ in millions)
                      ----------------------------------------------------------------------------------
                                                                                             Consolidated
                                                              Reclass-   Consol-                Income
                                                             ifications  idated      Non-       Before
                                                   Corporate   Elim-    Operating  Operating  Accounting
                       Banking   Metavante Others  Overhead   inations   Income     Charges     Change
                      ---------  --------- ------  --------- ---------- ---------  --------- ------------
Net Interest Income.. $   700.8   $ (4.1)  $ 22.8   $(14.2)    $   --   $   705.3    $ --     $   705.3
Fees-unaffiliated
 customers...........     228.1    492.7    152.4      9.8         --       883.0      --         883.0
Fees-affiliated
 customers...........      16.5     56.1     17.8      0.1      (90.5)         --      --            --
                      ---------   ------   ------   ------     ------   ---------    ----     ---------
Total revenue........     945.4    544.7    193.0     (4.3)     (90.5)    1,588.3      --       1,588.3
Expenses-unaffiliated
 customers...........     403.4    469.4    101.6     62.4       (1.8)    1,035.0      --       1,035.0
Expenses-affiliated
 customers...........      61.4      3.5     26.2     (2.4)     (88.7)         --      --            --
                      ---------   ------   ------   ------     ------   ---------    ----     ---------
Total expenses.......     464.8    472.9    127.8     60.0      (90.5)    1,035.0      --       1,035.0
Provision for loan
 and lease losses....      25.0       --      0.4       --         --        25.4      --          25.4
                      ---------   ------   ------   ------     ------   ---------    ----     ---------
Operating income
 before taxes........     455.6     71.8     64.8    (64.3)        --       527.9      --         527.9
Income tax expense...     148.6     31.5     25.6    (32.3)        --       173.4      --         173.4
                      ---------   ------   ------   ------     ------   ---------    ----     ---------
Operating income..... $   307.0   $ 40.3   $ 39.2   $(32.0)    $   --   $   354.5    $ --     $   354.5
                      =========   ======   ======   ======     ======   =========    ====     =========
Identifiable assets.. $23,128.0   $475.1   $651.6   $174.6     $(59.6)  $24,369.7    $ --     $24,369.7
                      =========   ======   ======   ======     ======   =========    ====     =========
Depreciation and
 amortization........ $    26.9   $ 73.8   $(18.2)  $  3.7     $   --   $    86.2    $ --     $    86.2
                      =========   ======   ======   ======     ======   =========    ====     =========
Purchase of premises
 and equipment, net.. $    28.3   $ 35.2   $  2.3   $  1.1     $   --   $    66.9    $ --     $    66.9
                      =========   ======   ======   ======     ======   =========    ====     =========
Return on Average
 Tangible Equity.....     20.05%   21.93%   18.88%                          20.49%                20.49%
                      =========   ======   ======                       =========             =========
Return on Average
 Equity..............     16.30%   15.52%   18.71%                          16.32%                16.32%
                      =========   ======   ======                       =========             =========

   Nonrecurring charges in 2001 reflect one-time charges related to changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual write-downs and charges associated with completing the consolidation of M&I's banking charters.

   Nonrecurring charges in 2000 reflect one-time charges related to the Corporation's Metavante subsidiary IPO, losses from the sale of available for sale investment securities and loans as part of the Corporation's balance sheet management and charges associated with the consolidation of banking charters.

23. Condensed Financial Information--Parent Corporation Only

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

          December 31, 2001, 2000, and 1999 ($000 except share data)


                           Condensed Balance Sheets
                                  December 31

                                                                       2001       2000
                                                                    ---------- ----------
Assets
Cash and cash equivalents.......................................... $  258,671 $  145,480
Indebtedness of nonbank affiliates.................................    396,834    249,408
Investments in affiliates:
   Banks...........................................................  2,249,278  2,062,316
   Nonbanks........................................................    586,655    558,278
Premises and equipment, net........................................      8,447      7,281
Other assets.......................................................    120,640    115,222
                                                                    ---------- ----------
       Total assets................................................ $3,620,525 $3,137,985
                                                                    ========== ==========

Liabilities and Shareholders' Equity
Commercial paper issued............................................ $  335,342 $  322,161
Other liabilities..................................................    174,015    137,595
Long-term borrowings:
   7.65% Junior Subordinated Deferrable Interest Debentures due to
     M&I Capital Trust A...........................................    205,379    205,346
   Other...........................................................    412,821    230,694
                                                                    ---------- ----------
       Total long-term borrowings..................................    618,200    436,040
                                                                    ---------- ----------
       Total liabilities...........................................  1,127,557    895,796
Shareholders' equity...............................................  2,492,968  2,242,189
                                                                    ---------- ----------
       Total liabilities and shareholders' equity.................. $3,620,525 $3,137,985
                                                                    ========== ==========

   Scheduled maturities of long-term borrowings are $48,450 in 2002, $113,000 in 2003, $1,000 in 2004, $500 in 2005, and $250,000 in 2006. See Note 13 for a
description of the junior subordinated debt due to M&I Capital Trust A.

          December 31, 2001, 2000, and 1999 ($000 except share data)


                        Condensed Statements of Income
                            Years Ended December 31

                                                                             2001      2000      1999
                                                                           --------  --------  --------
Income
Cash dividends:
   Bank affiliates........................................................ $345,900  $117,812  $172,920
   Nonbank affiliates.....................................................   75,713    22,961    49,729
Interest from affiliates..................................................   19,978    30,320    22,530
Data processing income....................................................       --   304,365   568,269
Service fees and other....................................................   57,632    67,794    70,197
                                                                           --------  --------  --------
       Total income.......................................................  499,223   543,252   883,645

Expense
Interest..................................................................   43,758    57,409    41,143
Salaries and employee benefits............................................   46,018   186,075   322,399
Administrative and general................................................   36,411   128,653   215,039
Single Charter............................................................    4,695     2,960        --
                                                                           --------  --------  --------
       Total expense......................................................  130,882   375,097   578,581
Income before income taxes, cumulative effect of changes in accounting
  principles and equity in undistributed net income of affiliates.........  368,341   168,155   305,064
Provision (benefit) for income taxes......................................  (17,800)   10,893    27,904
                                                                           --------  --------  --------
Income before cumulative effect of changes in accounting principles and
  equity in undistributed net income of affiliates........................  386,141   157,262   277,160
Cumulative effect of changes in accounting principles, net of income taxes       --    (2,279)       --
                                                                           --------  --------  --------
Income before equity in undistributed net income of affiliates............  386,141   154,983   277,160
Equity in undistributed net income of affiliates, net of dividends paid:
   Banks..................................................................  (16,724)  113,368   103,114
   Nonbanks...............................................................  (31,932)   46,772   (25,763)
                                                                           --------  --------  --------
       Net income......................................................... $337,485  $315,123  $354,511
                                                                           ========  ========  ========

          December 31, 2001, 2000, and 1999 ($000 except share data)


                      Condensed Statements of Cash Flows
                            Years Ended December 31

                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
Cash Flows From Operating Activities
Net income.......................................................... $   337,485  $   315,123  $   354,511
Noncash items included in income:
   Equity in undistributed net loss (income) of affiliates..........      48,656     (160,140)     (77,351)
   Depreciation and amortization....................................       4,691       35,526       72,343
   Other............................................................      20,399      (26,682)     (32,605)
                                                                     -----------  -----------  -----------
Net cash provided by operating activities...........................     411,231      163,827      316,898

Cash Flows From Investing Activities
   Increases in indebtedness of affiliates..........................  (3,207,948)  (1,906,477)  (1,356,937)
   Decreases in indebtedness of affiliates..........................   3,114,987    2,125,433    1,294,864
   Increases in investments in affiliates...........................     (24,600)     (36,177)        (399)
   Net capital expenditures.........................................      (3,376)     (19,500)     (36,739)
   Acquisitions accounted for as purchases, net of cash equivalents
     acquired and investments.......................................      35,018           --      (84,408)
   Other............................................................          (9)      (5,993)       1,135
                                                                     -----------  -----------  -----------
Net cash (used in) provided by investing activities.................     (85,928)     157,286     (182,484)

Cash Flows From Financing Activities
   Dividends paid...................................................    (122,777)    (111,379)    (104,490)
   Proceeds from issuance of commercial paper.......................   3,472,573    3,190,712    1,926,791
   Principal payments on commercial paper...........................  (3,499,459)  (3,115,064)  (1,740,439)
   Proceeds from issuance of long-term debt.........................     250,000        1,000       75,200
   Payments on long-term debt.......................................     (67,950)     (23,561)     (35,857)
   Purchase of common stock.........................................    (267,438)    (156,319)    (317,149)
   Proceeds from exercise of stock options..........................      23,630        5,241       18,359
   Other............................................................        (691)        (113)         (19)
                                                                     -----------  -----------  -----------
Net cash used in financing activities...............................    (212,112)    (209,483)    (177,604)
                                                                     -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents................     113,191      111,630      (43,190)
Cash and cash equivalents, beginning of year........................     145,480       33,850       77,040
                                                                     -----------  -----------  -----------
Cash and cash equivalents, end of year.............................. $   258,671  $   145,480  $    33,850
                                                                     ===========  ===========  ===========

                  Quarterly Financial Information (Unaudited)

   Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2001 and 2000.

                                                               Quarter Ended
                                                    -----------------------------------
                                                    Dec. 31  Sept. 30 June 30  March 31
                                                    -------- -------- -------- --------
2001
Total Interest Income.............................. $401,974 $423,252 $431,447 $452,434
Net Interest Income................................  237,288  218,478  201,234  185,779
Provision for Loan and Lease Losses................   20,109   12,206   10,737   11,063
Income before Income Taxes and Change in Accounting  162,168  122,158   85,818  130,901
Income before Change in Accounting.................  108,321   83,315   59,683   86,602
Change in Accounting, Net of Income Taxes..........       --       --       --     (436)
Net Income.........................................  108,321   83,315   59,683   86,166
Net Income Per Share:*
   Basic Before Change in Accounting............... $   1.02 $   0.78 $   0.57 $   0.83
   Basic...........................................     1.02     0.78     0.57     0.83
   Diluted Before Change in Accounting.............     0.98     0.75     0.55     0.80
   Diluted.........................................     0.98     0.75     0.55     0.80

2000
Total Interest Income.............................. $457,503 $443,265 $432,589 $414,625
Net Interest Income................................  174,765  164,065  165,055  169,121
Provision for Loan and Lease Losses................    8,979    5,938    9,616    5,819
Income before Income Taxes and Change in Accounting  125,104   74,634  133,882  136,730
Income before Change in Accounting.................   84,330   51,610   90,747   90,715
Change in Accounting, Net of Income Taxes..........       --       --       --   (2,279)
Net Income.........................................   84,330   51,610   90,747   88,436
Net Income Per Share:*
   Basic Before Change in Accounting............... $   0.80 $   0.49 $   0.86 $   0.86
   Basic...........................................     0.80     0.49     0.86     0.84
   Diluted Before Change in Accounting.............     0.78     0.47     0.83     0.83
   Diluted.........................................     0.78     0.47     0.83     0.81
--------
*May not add due to rounding


                                                       2001   2000   1999   1998   1997
                                                      ------ ------ ------ ------ ------
Common Dividends Declared
First Quarter.....................................    $0.265 $0.240 $0.220 $0.200 $0.185
Second Quarter....................................     0.290  0.265  0.240  0.220  0.200
Third Quarter.....................................     0.290  0.265  0.240  0.220  0.200
Fourth Quarter....................................     0.290  0.265  0.240  0.220  0.200
                                                      ------ ------ ------ ------ ------
                                                      $1.135 $1.035 $0.940 $0.860 $0.785
                                                      ====== ====== ====== ====== ======

                             Price Range of Stock
                             (Low and High Close)

                                        2001   2000   1999   1998   1997
                                       ------ ------ ------ ------ ------
 First Quarter
    Low.............................   $48.04 $43.88 $55.38 $53.25 $32.75
    High............................    55.20  60.44  59.25  59.50  40.25
 Second Quarter
    Low.............................    48.91  41.52  54.75  50.44  35.06
    High............................    54.35  55.31  71.94  61.63  42.50
 Third Quarter
    Low.............................    50.99  43.56  55.88  44.00  40.88
    High............................    59.56  51.63  69.75  59.00  52.63
 Fourth Quarter
    Low.............................    52.66  38.63  57.81  40.50  50.06
    High............................    64.12  51.49  69.31  58.44  62.13

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Marshall & Ilsley Corporation:

   We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2001, the Corporation changed its method of accounting for derivative instruments.

   As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2000, the Corporation changed its method of accounting for certain conversion services.

                                          /s/ ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 17, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, except for information as to executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated herein by reference to M&I's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

        Consolidated Financial Statements:
          Balance Sheets--December 31, 2001 and 2000
          Statements of Income--years ended December 31, 2001, 2000 and 1999 Statements of Cash Flows--years ended December 31, 2001, 2000 and 1999 Statements of Shareholders' Equity--years ended December 31, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements
          Quarterly Financial Information (Unaudited)
          Report of Independent Public Accountants

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

                                          MARSHALL & ILSLEY CORPORATION

                                          By: /s/  DENNIS J. KUESTER
                                             -----------------------------------
                                             Dennis J. Kuester
                                             Chief Executive Officer, President
                                             and a Director

                                          Date: March 6, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  MARK F. FURLONG
---------------------------------------
Mark F. Furlong
Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial Officer)           Date: March 6, 2002

/s/  PATRICIA R. JUSTILIANO
---------------------------------------
Patricia R. Justiliano
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)          Date: March 6, 2002

Directors: Richard A. Abdoo, David L. Andreas, Oscar C. Boldt, Wendell F.
           Bueche, Jon F. Chait, Timothy E. Hoeksema, Bruce E. Jacobs, Burleigh
           E. Jacobs, Donald R. Johnson, Ted D. Kellner, James A. Kress, Dennis
           J. Kuester, Katharine C. Lyall, Edward L. Meyer, Jr., San W. Orr, Jr., Peter M. Platten, III, Robert A. Schaefer, John S. Shiely, James A. Urdan, George E. Wardeberg and James B. Wigdale.


By /s/  MARK F. FURLONG         Date: March 6, 2002
  ---------------------------
Mark F. Furlong
As Attorney-In-Fact*
--------
* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

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

     (m) Issuing and Paying Agency Agreement, dated as of September 17, 1999, between M&I Marshall & Ilsley Bank, M&I Bank of Southern Wisconsin, M&I Bank Northeast, M&I Bank Fox Valley, M&I Thunderbird Bank, M&I Bank South, M&I Mid-State Bank and M&I Community State Bank and The Chase Manhattan Bank, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403

(10) (a) 1983 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 1-15403*

     (b) 1985 Executive Stock Option and Restricted Stock Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, SEC File No. 1-15403*

     (c) M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 1-15403*

     (d) Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

     (e) 1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I's Annual Report on Form
         10-K for the fiscal year ended December 31, 1990, SEC File No. 1-15403*

     (f) Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 1-15403*

     (g) Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 1-15403*

     (h) Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 1-15403.*

     (i) Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I's Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 1-15403*

     (j) Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I's Registration Statement on Form S-8 (Reg. No. 33-53897)*

     (k) Valley Bancorporation 1992 Outside Directors' Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*

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

     (w) Marshall & Ilsley Corporation 1994 Long-Term Incentive Plan for Executives, as amended, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-15403*

     (x) Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (y) Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

     (z) Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

    (aa) Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

    (bb) Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I's Proxy Statement for the 2000 Annual Meeting of Shareholders*

    (cc) Early Retirement and Consulting Agreements dated as of September 18, 2000 between Marshall & Ilsley Corporation and G.H. Gunnlaugsson, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-15403*

    (dd) Form of Change of Control Agreements between M&I and Messrs. Wigdale, Kuester, Bolger and Delgadillo, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

    (ee) Form of Change of Control Agreements between M&I and Ms. Justiliano and Messrs. O'Neill, Renard, Roberts, Root, Sherman, Williams and Wilson, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

   (ff) Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

   (gg) Change of Control Agreement, dated April 16, 2001, between M&I and Mr. Furlong, incorporated by reference to M&I's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-15403*

   (hh) Letter Agreement and Consulting and Noncompetition Agreement, dated October 18, 2001, between M&I and Mr. Andreas*


   (ii) Change of Control Agreement, dated January 10, 2001, between M&I and Mr. Hogan*

(11)    Computation of Net Income Per Common Share, incorporated by reference to
        Note 3 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements

(12)    Computation of Ratio of Earnings to Fixed Charges

(21)    Subsidiaries

(23)    Consent of Arthur Andersen LLP

(24)    Powers of Attorney

M&I will provide a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.
--------
*   Management contract or compensatory plan or arrangement.