Form 10-Q
period 2002-03-31
MARSHALL & ILSLEY CORP/WI/
filed 2002-05-15
CIK 62741

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            April 30, 2002
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   106,104,412

===============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                         March 31,  December 31,   March 31,
                                                           2002         2001         2001
                                                       ------------ ------------ ------------
Assets
------
 Cash and cash equivalents:
  Cash and due from banks                             $    714,372 $    617,183 $    639,557
  Federal funds sold and security resale agreements         64,368      119,561       13,577
  Money market funds                                     1,116,767      827,021      288,161
                                                       ------------ ------------ ------------
 Total cash and cash equivalents                         1,895,507    1,563,765      941,295

 Investment securities:
  Trading securities, at market value                        7,350        6,119       45,300
  Short-term investments, at cost
    which approximates market value                         47,775       41,668       30,668
  Available for sale at market value                     3,229,268    3,383,632    4,575,569
  Held to maturity at amortized cost,
   market value $1,035,696 ($1,049,952
   December 31, and $1,131,004 March 31, 2001)           1,010,677    1,032,093    1,100,398
                                                       ------------ ------------ ------------
 Total investment securities                             4,295,070    4,463,512    5,751,935

 Loans and leases                                       20,284,912   19,295,372   17,804,471
  Less: Allowance for loan and lease losses                284,179      268,198      240,348
                                                       ------------ ------------ ------------
 Net loans and leases                                   20,000,733   19,027,174   17,564,123

 Premises and equipment                                    416,547      393,030      384,174
 Goodwill                                                  645,752      524,748      290,925
 Other intangibles                                          85,200       63,337       47,655
 Accrued interest and other assets                       1,221,668    1,218,168    1,174,438
                                                       ------------ ------------ ------------
Total Assets                                          $ 28,560,477 $ 27,253,734 $ 26,154,545
                                                       ============ ============ ============

Liabilities and Shareholders' Equity
------------------------------------
 Deposits:
  Noninterest bearing                                 $  3,381,636 $  3,558,571 $  2,737,891
  Interest bearing                                      14,447,074   12,934,476   15,035,449
                                                       ------------ ------------ ------------
 Total deposits                                         17,828,710   16,493,047   17,773,340

 Funds purchased and security repurchase agreements      3,404,461    1,111,412    2,028,462
 Other short-term borrowings                             2,205,009    4,745,830    2,189,732
 Accrued expenses and other liabilities                    876,332      850,300      806,981
 Long-term borrowings                                    1,523,175    1,560,177    1,042,712
                                                       ------------ ------------ ------------
Total liabilities                                       25,837,687   24,760,766   23,841,227

Shareholders' equity:
---------------------
 Series A convertible preferred stock,
  $1.00 par value; 336,370 shares issued                       336          336          336
 Common stock, $1.00 par value;
  120,416,261 shares issued (117,301,755
  December 31, and 112,757,546 March 31, 2001)             120,416      117,302      112,757
 Additional paid-in capital                                877,577      698,289      443,213
 Retained earnings                                       2,416,242    2,331,776    2,174,964
 Accumulated other comprehensive
  income, net of related taxes                              41,793       40,600       59,548
 Less: Treasury common stock, at cost:
  13,946,539 shares (13,352,817 December 31,
  and 9,839,811 March 31, 2001)                            712,590      673,494      457,375
 Deferred compensation                                      20,984       21,841       20,125
                                                       ------------ ------------ ------------
Total shareholders' equity                               2,722,790    2,492,968    2,313,318
                                                       ------------ ------------ ------------
Total Liabilities and Shareholders' Equity            $ 28,560,477 $ 27,253,734 $ 26,154,545
                                                       ============ ============ ============

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           ($000's except share data)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                           2002          2001
                                                      -------------  -------------
Interest income
---------------
 Loans and leases                                     $     309,982  $    353,990
 Investment securities:
  Taxable                                                    50,767        77,951
  Exempt from federal income taxes                           15,156        15,900
 Trading securities                                              59           328
 Short-term investments                                       4,443         4,265
                                                       -------------  ------------
Total interest income                                       380,407       452,434

Interest expense
----------------
 Deposits                                                    70,915       187,183
 Short-term borrowings                                       38,853        54,101
 Long-term borrowings                                        30,362        25,371
                                                       -------------  ------------
Total interest expense                                      140,130       266,655

Net interest income                                         240,277       185,779
Provision for loan and lease losses                          15,196        11,063
                                                       -------------  ------------
Net interest income after provision
 for loan and lease losses                                  225,081       174,716

Other income
------------
 Data processing services:
  e-Finance solutions                                        33,807        26,248
  Financial technology solutions                            111,210       104,090
  Other                                                           2         2,654
                                                       -------------  ------------
 Total data processing services                             145,019       132,992
 Item processing                                             10,336        12,457
 Trust services                                              30,979        30,029
 Service charges on deposits                                 25,574        20,827
 Mortgage banking                                             9,376         7,795
 Net investment securities (losses) gains                      (745)        6,105
 Life insurance revenue                                       7,250         6,530
 Other                                                       31,212        29,836
                                                       -------------  ------------
Total other income                                          259,001       246,571

Other expense
-------------
 Salaries and employee benefits                             179,486       167,922
 Net occupancy                                               17,090        15,897
 Equipment                                                   28,487        28,632
 Software expenses                                           12,591         8,070
 Processing charges                                           9,586         8,950
 Supplies and printing                                        4,713         4,950
 Professional services                                        9,795         7,160
 Shipping and handling                                       12,054        11,317
 Amortization of intangibles                                  4,299         7,615
 Other                                                       35,505        29,873
                                                       -------------  ------------
Total other expense                                         313,606       290,386

Income before income taxes and cumulative
 effect of changes in accounting principle                  170,476       130,901
Provision for income taxes                                   54,847        44,299
                                                       -------------  ------------
Income before cumulative effect of
 changes in accounting principle                            115,629        86,602
Cumulative effect of changes in accounting
 principle, net of income taxes                                  --          (436)
                                                       -------------  ------------
Net income                                            $     115,629  $     86,166
                                                       =============  ============
Net income per common share
 Basic:
  Income before cumulative effect of
   changes in accounting principle                    $        1.09 $        0.83
  Cumulative effect of changes in accounting
   principle, net of income taxes                                --            --
                                                       -------------  ------------
  Net income                                          $        1.09 $        0.83
                                                       =============  ============
 Diluted:
  Income before cumulative effect of
   changes in accounting principle                    $        1.05 $        0.80
  Cumulative effect of changes in accounting
   principle, net of income taxes                                --            --
                                                       -------------  ------------
  Net income                                          $        1.05 $        0.80
                                                       =============  ============
Dividends paid per common share                       $       0.290 $       0.265
                                                       =============  ============
Weighted average common shares outstanding:
 Basic                                                      104,813       102,839
 Diluted                                                    109,771       107,819

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   ($000's)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                           2002          2001
                                                      -------------  -------------
Net Cash Provided (Used) by Operating Activities      $    427,929   $     (8,828)

Cash Flows From Investing Activities:
-------------------------------------
 Proceeds from sales of
  securities available for sale                              1,167         10,875
 Proceeds from maturities of
  securities available for sale                            492,575        252,132
 Proceeds from maturities of
  securities held to maturity                               19,529         11,978
 Purchases of securities available for sale               (166,103)       (23,040)
 Net increase in loans                                    (606,725)      (202,724)
 Purchases of assets to be leased                          (38,563)      (124,366)
 Principal payments on lease receivables                   103,239        174,957
 Fixed asset purchases, net                                 (6,400)        (7,147)
 Purchase acquisitions, net of
  cash equivalents acquired                                 (7,853)            --
 Other                                                       2,632          5,534
                                                       ------------   ------------
Net cash provided/(used) in investing activities          (206,502)        98,199

Cash Flows From Financing Activities:
-------------------------------------
 Net increase/(decrease) in deposits                       526,930     (1,476,456)
 Proceeds from issuance of commercial paper                928,180        604,163
 Payments for maturity of commercial paper                (928,845)      (564,729)
 Net increase /(decrease) in other short-term borrowings  (283,418)       867,938
 Proceeds from issuance of long-term debt                  200,300        625,651
 Payments of long-term debt                               (259,561)       (32,066)
 Dividends paid                                            (31,164)       (28,279)
 Purchases of treasury stock                               (48,492)       (15,520)
 Other                                                       6,385          6,529
                                                       ------------   ------------
Net cash provided/(used) by financing activities           110,315        (12,769)

Net increase in cash and cash equivalents                  331,742         76,602
                                                       ------------   ------------
Cash and cash equivalents, beginning of year             1,563,765        864,693
                                                       ------------   ------------
Cash and cash equivalents, end of period              $  1,895,507   $    941,295
                                                       ============   ============
Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                            $    151,744   $    293,851
  Income taxes                                              10,340          6,221

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

   1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2001 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2001 consolidated financial statements and analyses have been reclassified to conform with the 2002 presentation.

  2.    Change in Method of Accounting

        On January 1, 2002, the Corporation adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, INTANGIBLE ASSETS. SFAS 142 prescribes the accounting and reporting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) upon their acquisition. SFAS 142 also prescribes how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

        SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Intangible assets that will not be amortized, will be tested annually by comparing the fair values of the assets with their recorded amounts.

        The provisions of SFAS 142 are now being applied by the Corporation. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of the statement. In addition, the Corporation has six months from the date it initially applies this standard to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional goodwill impairment test shall be measured as of January
        1, 2002. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to initial application of this standard (resulting from a transitional impairment test) would be reported as a change in accounting principle.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

        Income before cumulative effect of changes in accounting principles and related earnings per share after giving effect to the nonamortization provision of SFAS 142 are as follows (dollars and shares in thousands, except per share data):

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   2002          2001
                                                              -------------  -------------
        Income before cumulative effect
         of changes in accounting principle                  $     115,629  $      86,602
        Adjustments:
         Goodwill amortization, net of taxes                            --          3,972
         Negative goodwill amortization                                 --           (390)
                                                              -------------  -------------
        Total adjustments                                               --          3,582
                                                              -------------  -------------
        Income before cumulative effect
         of changes in accounting principle                  $     115,629  $      90,184
                                                              =============  =============
        Income before cumulative effect
         of changes in accounting principle:
          Basic:
           Reported income before cumulative effect
            of changes in accounting principle               $        1.09  $        0.83
           Goodwill/negative goodwill amortization                      --           0.03
                                                              -------------  -------------
                                                             $        1.09  $        0.86
                                                              =============  =============
          Diluted:
           Reported income before cumulative effect
            of changes in accounting principle               $        1.05  $        0.80
           Goodwill/negative goodwill amortization                      --           0.03
                                                              -------------  -------------
                                                             $        1.05  $        0.83
                                                              =============  =============

        The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (dollars in thousands):

                                   Banking       Metavante        Others         Total
                                -------------  -------------  -------------  -------------
        Goodwill balance as
         of January 1, 2002    $     367,612  $     125,587  $      31,549  $     524,748
        Goodwill acquired
         during the period           128,691             --             --        128,691
        Purchase accounting
         adjustments                      --         (7,290)            --         (7,290)
        Goodwill amortization           (397)            --             --           (397)
                                -------------  -------------  -------------  -------------
        Goodwill balance as
         of March 31, 2002     $     495,906  $     118,297  $      31,549  $     645,752
                                =============  =============  =============  =============

        At March 31, 2002, the Corporation's intangible assets consisted of the following (dollars in thousands):

        Amortized intangible assets:
         Core deposit intangible                             $     53,764
         Data processing contract rights/customer lists            19,312
         Loan servicing rights                                     11,380
         Trust customers                                              744
                                                              ------------
        Total amortized intangible assets                    $     85,200
                                                              ============
        Goodwill:
         Amortized (SFAS 72)                                 $      2,989
         Unamortized                                              642,763
                                                              ------------
        Total goodwill                                       $    645,752
                                                              ============

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

        Estimated aggregate amortization expense for the twelve months ended December 31, is as follows:

                  2002                 $     18,723
                  2003                       16,081
                  2004                       13,754
                  2005                       11,726
                  2006                       10,278

        The Corporation has not yet completed its determination of how the impairment provisions of the standard applied to the five identified Reporting Units with recorded goodwill will affect its financial statements.

  3.    Business Combinations

        The following acquisitions, which were not considered material business combinations, were completed during the first quarter of 2002.

        On March 1, 2002 the Corporation acquired all of the common stock of Richfield State Agency, Inc. ("Richfield"), a Minnesota bank holding company. Richfield had consolidated total assets of approximately $0.8 billion at completion of the merger. The Corporation issued 2.5 million common shares and paid cash of approximately $10.0 million in a tax-free exchange for the outstanding common stock of Richfield using the purchase method of accounting. The core deposit intangible and other identifiable intangible assets recorded in this transaction amounted to $19.3 million and $0.8 million, respectively. Initial goodwill subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $94.6 million.

        Also, on March 1, 2002 the Corporation acquired all of the common stock of Century Bancshares, Inc. ("Century"), a Minnesota bank holding company. Century had consolidated total assets of approximately $0.3 billion at completion of the merger. The Corporation issued 0.6 million common shares and paid cash of approximately $19.9 million in a tax-free exchange for the outstanding common stock of Century using the purchase method of accounting. The core deposit intangible recorded in this transaction amounted to $6.1 million. Initial goodwill subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $34.1 million.

        The results of operations of the acquired entities have been included in the consolidated results since the dates the transactions were closed.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

        The summary of the intangible assets acquired during the first quarter of 2002 are as follows (dollars in thousands):

                                                        March 31, 2002
                                                 ----------------------------
                                                    Gross          Accum-
                                                   Carrying        ulated
                                                    Amount         Amort
                                                 -------------  -------------
        Amortized intangible assets:
         Core deposit intangible                $      25,400  $        (361)
         Other intangible assets                          750             (6)
                                                 -------------  -------------
        Total amortized intangible assets       $      26,150  $        (367)
                                                 =============  =============
        Unamortized intangible assets:
         Goodwill                               $     128,691
                                                 -------------
        Total unamortized intangible assets     $     128,691
                                                 =============

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                        Three Months Ended March 31, 2002
                                                      -------------------------------------
                                                         Income    Average Share Per Share
                                                       (Numerator) (Denominator)  Amount
                                                      ------------ ------------- ----------
        Net Income                                   $   115,629
        Convertible Preferred Dividends                   (1,115)
                                                       ----------
        Basic Earnings Per Share
         Income Available to Common Shareholders     $   114,514      104,813    $   1.09
                                                                                  ========
        Effect of Dilutive Securities
         Convertible Preferred Stock                       1,115        3,844
         Stock Options and Restricted Stock Plans             --        1,114
                                                       ----------   ----------
        Diluted Earnings Per Share
         Income Available to Common Shareholders
          Plus Assumed Conversions                    $   115,629      109,771   $   1.05
                                                                                  ========

                                                        Three Months Ended March 31, 2001
                                                      -------------------------------------
                                                         Income    Average Share Per Share
                                                       (Numerator) (Denominator)  Amount
                                                      ------------ ------------- ----------
        Net Income                                   $    86,166
        Convertible Preferred Dividends                   (1,019)
                                                      -----------
        Basic Earnings Per Share
         Income Available to Common Shareholders     $    85,147      102,839    $   0.83
                                                                                  ========
        Effect of Dilutive Securities
         Convertible Preferred Stock                       1,019        3,844
         Stock Options and Restricted Stock Plans             --        1,136
                                                       ----------   ----------
        Diluted Earnings Per Share
         Income Available to Common Shareholders
          Plus Assumed Conversions                   $    86,166      107,819    $   0.80
                                                                                  ========

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

  5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                         March 31,    December 31,   March 31,
                                                           2002           2001         2001
                                                       ------------- ------------- -------------
        Investment securities available for sale:
         U.S. treasury and government agencies        $   2,125,690 $   2,346,566 $   3,201,179
         State and political subdivisions                   230,099       176,167       153,356
         Mortgage backed securities                         229,687       175,471       329,044
         Other                                              643,792       685,428       891,990
                                                       ------------- ------------- -------------
        Total                                         $   3,229,268 $   3,383,632 $   4,575,569
                                                       ============= ============= =============
        Investment securities held to maturity:
         State and political subdivisions             $   1,007,140 $   1,028,555 $   1,095,239
         Other                                                3,537         3,538         5,159
                                                       ------------- ------------- -------------
        Total                                         $   1,010,677 $   1,032,093 $   1,100,398
                                                       ============= ============= =============

  6. The Corporation's loan and lease portfolio consists of the following ($000's):

                                                         March 31,    December 31,   March 31,
                                                           2002           2001         2001
                                                       ------------- ------------- -------------
        Commercial, financial & agricultural          $   6,106,708 $   5,716,061 $   5,329,597
        Real estate:
         Construction                                       784,532       730,864       636,429
         Residential mortgage                             5,879,668     5,563,975     5,083,629
         Commercial mortgage                              5,426,945     5,099,093     4,497,606
                                                       ------------- ------------- -------------
        Total real estate                                12,091,145    11,393,932    10,217,664
        Personal                                          1,165,470     1,210,808     1,180,833
        Lease financing                                     912,384       962,356     1,064,813
        Cash flow hedging instruments at fair value           9,205        12,215        11,564
                                                       ------------- ------------- -------------
        Total                                         $  20,284,912 $  19,295,372 $  17,804,471
                                                       ============= ============= =============

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

  7.    Sale of Receivables

        During the first quarter of 2002, $97.8 million of automobile loans were sold in securitization transactions and gains of $1.5 million were recognized. Other income associated with auto securitizations in the current quarter amounted to $0.6 million.

        Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the first quarter were as follows (rate per annum):

        Prepayment speed                          25.0 %
        Weighted average life (in months)         20.8
        Expected credit losses                    0.12 %
        Residual cash flow discount rate          12.0 %
        Variable returns to transferees           Forward one month LIBOR yield

        At March 31, 2002, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                                                                Total
                                                      Securitized  Portfolio    Managed
                                                      -----------  ---------   ---------
        Loan balances                                  $ 474,844   $ 209,845   $ 684,689
        Principal amounts of loans
         60 days or more past                               642        511      1,153
        Net credit losses year to date                      325        205        530

  8.    The Corporation's deposit liabilities consists of the following
        ($000's):

                                                         March 31,    December 31,   March 31,
                                                           2002           2001         2001
                                                       ------------- ------------- -------------
         Noninterest bearing demand                   $   3,381,636 $   3,558,571 $   2,737,891

         Savings and NOW                                  8,171,884     7,867,106     7,758,708
         CD's $100,000 and over                           1,891,344     1,321,746     2,455,636
         Other time deposits                              2,914,585     2,962,724     3,307,283
         Foreign deposits                                 1,469,261       782,900     1,513,822
                                                       ------------- ------------- -------------
         Total                                        $  17,828,710 $  16,493,047 $  17,773,340
                                                       ============= ============= =============

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

  9.    Comprehensive Income

        The following tables present the Corporation's comprehensive income ($000's):

                                                            Three Months Ended March 31, 2002
                                                        ------------------------------------------
                                                          Before-Tax   Tax (Expense)   Net-of-Tax
                                                            Amount       Benefit         Amount
                                                        -------------  -------------  ------------
        Net income                                                                    $    115,629

        Other comprehensive income:
         Unrealized gains (losses) on securities:
          Arising during the period                     $    (14,371)  $      4,846        (9,525)
          Reclassification for securities
           transactions included in net income                    --             --            --
                                                         ------------   ------------   -----------
         Unrealized gains (losses)                           (14,371)         4,846        (9,525)

         Net gains (losses) on derivatives
          hedging variability of cash flows:
          Arising during the period                            6,566         (2,298)        4,268
          Reclassification adjustments for
           hedging activities included in net income           9,924         (3,474)        6,450
                                                         ------------   ------------   -----------
         Net gains (losses)                             $     16,490   $     (5,772)       10,718
                                                         -------------  ------------   -----------
        Other comprehensive income                                                          1,193
                                                                                       -----------
        Total comprehensive income                                                    $   116,822
                                                                                       ===========

                                                            Three Months Ended March 31, 2001
                                                        ------------------------------------------
                                                          Before-Tax   Tax (Expense)   Net-of-Tax
                                                            Amount       Benefit         Amount
                                                        -------------  -------------  ------------
        Net income                                                                    $    86,166

        Other comprehensive income:
         Unrealized gains (losses) on securities:
          Arising during the period                     $     54,370   $   (20,006)        34,364
          Reclassification for securities
           transactions included in net income                    --            --             --
                                                         ------------   ------------   -----------
         Unrealized gains (losses)                            54,370       (20,006)        34,364

         Net gains (losses) on derivatives
          hedging variability of cash flows:
          Adoption of SFAS 133                               (15,665)        5,483        (10,182)
          Arising during the period                           (5,294)        1,853         (3,441)
          Reclassification adjustments for
           hedging activities included in net income           1,047          (367)           680
                                                         ------------   ------------   -----------
         Net gains (losses)                             $    (19,912)  $     6,969        (12,943)
                                                         ------------   ------------   -----------
        Other comprehensive income                                                         21,421
                                                                                       -----------
        Total comprehensive income                                                    $   107,587
                                                                                       ===========

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

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

        At March 31, 2002, interest rate swaps designated as trading consisted of $451.1 million in notional amount of receive fixed/pay floating with an aggregate positive fair value of $1.0 million and $436.9 million in notional amount of pay fixed/receive floating with an aggregate negative fair value of $1.0 million.

        Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

        FAIR VALUE HEDGES

        The following table presents information with respect to the Corporation's fair value hedges.

        Fair Value Hedges
        March 31, 2002
                                                                         Weighted
                                                  Notional      Fair      Average
              Hedged             Hedging           Amount      Value     Remaining
               Item             Instrument       ($ in mil)  ($ in mil) Term (Yrs)
        ------------------- ------------------- ----------- ----------- -----------
        Callable CDs        Receive Fixed Swap $      82.5 $      (0.9)        7.1

        Medium Term Notes   Receive Fixed Swap       190.0         0.2         4.4

        Long-term Borrowing Receive Fixed Swap       200.0        15.4        24.7

        The impact from fair value hedges to total net interest income for the three months ended March 31, 2002 was a positive $5.3 million.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

        CASH FLOW HEDGES

        The following table presents information with respect to the Corporation's cash flow hedges.

        Cash Flow Hedges
        March 31, 2002
                                                                         Weighted
                                                  Notional      Fair      Average
              Hedged             Hedging           Amount      Value     Remaining
               Item             Instrument       ($ in mil)  ($ in mil) Term (Yrs)
        ------------------- ------------------- ----------- ----------- -----------
        Variable Rate Loans Receive Fixed Swap $     534.6 $       9.2         1.3

        Commercial Paper      Pay Fixed Swap         200.0       (17.0)        4.7

        Fed Funds Purchased   Pay Fixed Swap         860.0       (13.3)        3.1

        FHLB Advances         Pay Fixed Swap         510.0         4.8         4.8

        The impact from cash flow hedges to total net interest income for the three months ended March 31, 2002 was a negative $9.9 million.

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

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

                                      Banking
                                      -------
        Banking consists of two banks headquartered in Wisconsin, with branches in Wisconsin, Arizona, Nevada and Florida, two banks headquartered in Minnesota, one federally chartered thrift headquartered in Nevada, an asset-based lending subsidiary and an operational support subsidiary which includes item processing. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the Internet.

                                   Data Services
                                   -------------
        Data Services consists of Metavante and its nonbank subsidiaries. Metavante provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Metavante derives revenue from the Corporation's credit card merchant operations. The majority of Metavante revenue is derived from internal and external processing. Intrasegment revenues, expenses and assets have been eliminated.

                                    All Others
                                    ----------
        M&I's primary other operating segments includes Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provides investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Florida, Arizona, North Carolina, Minnesota, Nevada and Illinois. Capital Markets Group provide venture capital and advisory services. Intrasegment revenues, expenses and assets for the entities that comprise Trust Services and Capital Markets Group have been eliminated in the following information. ($ in millions):

        Total Revenues by type in All Others consist of the following:

                                                                 Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                  2002        2001
                                                               ----------  ----------
        Trust Services                                        $     30.9  $     30.3
        Residential Mortgage Banking                                 9.2         7.7
        Capital Markets                                             (0.5)        7.1
        Brokerage and Insurance                                      6.5         5.5
        Commercial Leasing                                           3.9         2.9
        Commercial Mortgage Banking                                  0.9         0.6
        Others                                                       1.0         2.2
                                                               ----------  ----------
        Total revenue                                         $     51.9  $     56.3
                                                               ==========  ==========

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2002 & 2001 (Unaudited)

        The following represents the Corporation's operating segments as of and for the three months ended March 31, 2002 and 2001. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                          Three Months Ended March 31, 2002
                                 -------------------------------------------------------------------------------------
                                                                                                             Consol-
                                                                                                   Non-      idated
                                                                            Reclass-   Consol-   recurring   Income
                                                                           ifications  idated        &       Before
                                                                Corporate   & Elim-   Operating  Goodwill   Accounting
                                  Banking   Metavante  Others   Overhead    nations    Income     Charges    Change
                                 -------------------------------------------------------------------------------------
        Revenue:
         Net interest income    $    239.7 $    (1.1)$     6.8 $     (5.1)$       -- $    240.3 $       -- $    240.3
         Fees - Unaffiliated
          customers                   73.3     145.1      39.6        1.3       (0.3)     259.0         --      259.0
         Fees - Affiliated
          customers                   10.2      15.9       5.5         --      (31.6)        --         --         --
                                 ---------- --------- --------- ---------- ---------- ---------- ---------- ----------
        Total revenues               323.2     159.9      51.9       (3.8)     (31.9)     499.3         --      499.3

        Expenses:
         Expenses - Unaffiliated
          customers                  124.7     137.7      27.1       24.5       (0.4)     313.6         --      313.6
         Expenses - Affiliated
          customers                   17.6       5.4       8.6       (0.1)     (31.5)        --         --         --
                                 ---------- --------- --------- ---------- ---------- ---------- ---------- ----------
        Total expenses               142.3     143.1      35.7       24.4      (31.9)     313.6         --      313.6
        Provision for loan
         and lease losses             14.9        --       0.3         --         --       15.2         --       15.2
                                 ---------- --------- --------- ---------- ---------- ---------- ---------- ----------
        Operating income
         before taxes                166.0      16.8      15.9      (28.2)        --      170.5         --      170.5
        Income tax expense            52.0       7.0       6.5      (10.6)        --       54.9         --       54.9
                                 ---------- --------- --------- ---------- ---------- ---------- ---------- ----------
        Operating income        $    114.0 $     9.8 $     9.4 $    (17.6)$       -- $    115.6 $       -- $    115.6
                                 ========== ========= ========= ========== ========== ========== ========== ==========
        Identifiable assets     $ 27,572.9 $   667.9 $   635.4 $    410.5 $   (726.2)$ 28,560.5 $       -- $ 28,560.5
                                 ========== ========= ========= ========== ========== ========== ========== ==========
        Return on average
         tangible equity              24.3%     23.8%     17.3%                            23.6%                 23.6%
                                  ========= ========= =========                       ==========            ==========
        Return on average equity     19.4 %    13.7 %    17.1 %                            18.0%                 18.0%
                                  ========= ========= =========                       ==========            ==========

                                                          Three Months Ended March 31, 2001
                                  ------------------------------------------------------------------------------------
                                                                                                             Consol-
                                                                                                   Non-      idated
                                                                            Reclass-   Consol-   recurring   Income
                                                                           ifications  idated        &       Before
                                                                Corporate   & Elim-   Operating  Goodwill   Accounting
                                  Banking   Metavante  Others   Overhead    nations    Income     Charges    Change
                                 -------------------------------------------------------------------------------------
        Revenue:
         Net interest income    $    187.5 $    (0.6)$     5.5 $     (6.6)$       -- $    185.8 $       -- $    185.8
         Fees - Unaffiliated
          customers                   68.2     131.6      47.2       (0.4)        --      246.6         --      246.6
         Fees - Affiliated
          customers                    8.0      16.0       3.6         --      (27.6)        --         --         --
                                 ---------- --------- --------- ---------- ---------- ---------- ---------- ----------
        Total revenues               263.7     147.0      56.3       (7.0)     (27.6)     432.4         --      432.4

        Expenses:
         Expenses - Unaffiliated
          customers                  110.9     128.2      28.9       14.1       (1.6)     280.5        9.9      290.4
         Expenses - Affiliated
          customers                   15.7       3.2       7.4       (0.3)     (26.0)        --         --         --
                                 ---------- --------- --------- ---------- ---------- ---------- ---------- ----------
        Total expenses               126.6     131.4      36.3       13.8      (27.6)     280.5        9.9      290.4
        Provision for loan
         and lease losses             10.9        --       0.2         --         --       11.1         --       11.1
                                 ---------- --------- --------- ---------- ---------- ---------- ---------- ----------
        Operating income
         before taxes                126.2      15.6      19.8      (20.8)        --      140.8       (9.9)     130.9
        Income tax expense            39.9       6.5       7.9       (8.2)        --       46.1       (1.8)      44.3
                                 ---------- --------- --------- ---------- ---------- ---------- ---------- ----------
        Operating income        $     86.3 $     9.1 $    11.9 $    (12.6)$       -- $     94.7 $     (8.1)$     86.6
                                 ========== ========= ========= ========== ========== ========== ========== ==========
        Identifiable assets     $ 25,230.2 $   610.5 $   759.0 $    364.3 $   (809.5)$ 26,154.5 $       -- $ 26,154.5
                                 ========== ========= ========= ========== ========== ========== ========== ==========
        Return on average
         tangible equity              18.8%     15.3%     20.5%                            19.6%                 17.7%
                                  ========= ========= =========                       ==========            ==========
        Return on average equity      16.4%     12.8%     20.4%                            16.8%                 15.4%
                                  ========= ========= =========                       ==========            ==========

                          MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                   ($000's)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                           2002          2001
                                                      -------------  -------------
Assets
------
 Cash and due from banks                              $     649,555  $     612,645

 Investment securities:
  Trading securities                                          9,606         29,919
  Short-term investments                                  1,085,962        318,075
  Other investment securities:
   Taxable                                                2,932,812      4,488,625
   Tax-exempt                                             1,229,325      1,293,755
                                                       -------------  -------------
 Total investment securities                              5,257,705      6,130,374

 Total loans and leases                                  19,450,822     17,617,439
 Less: Allowance for loan and lease losses                  279,936        237,791
                                                       -------------  -------------
 Net loans and leases                                    19,170,886     17,379,648

 Premises and equipment, net                                399,653        386,423
 Accrued interest and other assets                        1,865,135      1,524,781
                                                       -------------  -------------
Total Assets                                          $  27,342,934  $  26,033,871
                                                       =============  =============
Liabilities and Shareholders' Equity
------------------------------------
 Deposits:
  Noninterest bearing                                 $   3,184,224  $   2,657,789
  Interest bearing                                       13,848,258     15,020,398
                                                       -------------  -------------
 Total deposits                                          17,032,482     17,678,187

 Funds purchased and security repurchase agreements       2,362,303      1,916,858
 Other short-term borrowings                              2,111,971      1,759,942
 Long-term borrowings                                     2,427,736      1,611,647
 Accrued expenses and other liabilities                     809,505        785,255
                                                       -------------  -------------
Total liabilities                                        24,743,997     23,751,889

Shareholders' equity                                      2,598,937      2,281,982
                                                       -------------  -------------
Total Liabilities and Shareholders' Equity            $  27,342,934  $  26,033,871
                                                       =============  =============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2002 and 2001
                ------------------------------------------
Net income for the first quarter of 2002 amounted to $115.6 million compared to $86.2 million for the same period in the prior year. Basic and diluted earnings per share were $1.09 and $1.05 respectively for the three months ended March 31, 2002, compared with $.83 and $.80 respectively for the three months ended March 31, 2001. The return on average assets and average equity was 1.72% and 18.04% for the quarter ended March 31, 2002 and 1.34% and 15.31% for the quarter ended March 31, 2001.

The results of operations and financial position as of and for the three months ended March 31, 2002, include the effects of Metavante's four acquisitions in the second, third and fourth quarters of 2001, the Corporation's acquisitions of National City Bancorporation ("National City") and certain Arizona branches in the third quarter of 2001 and the acquisitions of Richfield State Agency, Inc. ("Richfield") and Century Bancshares, Inc. ("Century") which both closed on March 1, 2002. All acquisitions were accounted for using the purchase method of accounting and accordingly the results of operations and financial position are included from the dates the transactions were closed.

Net income for the prior year quarter includes expenses associated with the charter consolidation, the cumulative effect of adopting the accounting standard on accounting for derivative financial instruments and hedging activities and certain goodwill amortization and negative goodwill accretion which ceased on January 1, 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The impact of these items is shown in the following table ($000's):

                                                             Three Months ended March 31,
                                                            -----------------------------
                                                Pre-tax
                                                 Effect            2002          2001
                                             -------------    ------------  -------------
Income as Reported                                           $    115,629  $     86,166
 Charter Consolidation                      $      5,980               --         4,525
 Change in Accounting for Derivatives
  and Hedging Activities                             671               --           436
 Goodwill Amortization and Negative
  Goodwill Accretion                               3,954               --         3,582
                                                              ------------  ------------
Total Adjustments                                                      --         8,543
                                                              ------------  ------------
Operating Income                                             $    115,629  $     94,709
                                                              ============  ============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the current quarter and previous four quarters. Operating income for the third and fourth quarters of 2001 excludes certain expenses incurred in connection with acquisitions at the Corporation's Metavante subsidiary. Operating income for the second quarter of 2001 excludes certain losses and expenses incurred in connection with structural changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual value write-downs and the final charge for the charter consolidation initiative. Operating income for the first quarter of 2001 excludes those items previously discussed. In addition, operating income for the second, third and fourth quarters of 2001 exclude certain goodwill amortization and negative goodwill accretion which ceased on January 1, 2002 as a result of adopting the new accounting standard on goodwill and other intangible assets. Return on tangible equity is based on operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of negative goodwill accretion and the income tax expense or benefit, if any, related to each component. This calculation was specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

 Summary Consolidated Operating Income Statements and Financial Statistics
 -------------------------------------------------------------------------
                        ($000's except per share data)

                                            2002                           2001
                                         ----------   -----------------------------------------------
                                           First         Fourth      Third       Second      First
                                          Quarter       Quarter     Quarter     Quarter     Quarter
                                         ----------   ----------- ----------- ----------- -----------
Interest income                         $  380,407   $   401,974 $   423,248 $   431,447 $   452,434
Interest expense                          (140,130)     (164,686)   (204,746)   (230,213)   (266,655)
                                         ----------   ----------- ----------- ----------- -----------
Net interest income                        240,277       237,288     218,502     201,234     185,779

Provision for loan and lease losses        (15,196)      (20,109)    (12,206)    (10,737)    (11,063)

Net investment securities gains (losses)      (745)         (572)        774       2,991       6,105

Other income                               259,666       262,492     254,497     250,554     240,466

Other expense                             (313,526)     (308,611)   (297,057)   (292,239)   (280,452)
                                         ----------   ----------- ----------- ----------- -----------
Income before taxes                        170,476       170,488     164,510     151,803     140,835
Income tax provision                       (54,847)      (56,274)    (54,223)    (50,037)    (46,126)
                                         ----------   ----------- ----------- ----------- -----------
Operating income                        $  115,629   $   114,214 $   110,287 $   101,766 $    94,709
                                         ==========   =========== =========== =========== ===========
Per Common Share
 Operating income
  Basic                                 $     1.09   $      1.08 $      1.03 $      0.98 $      0.91
  Diluted                                     1.05          1.04        0.99        0.94        0.88
 Dividends                                   0.290         0.290       0.290       0.290       0.265

Return on Average Equity
 Operating income                            18.04 %       17.84 %     17.16 %     17.43 %     16.83 %

Return on Average Tangible Equity            23.64         22.83       20.93       20.15       19.59

         Summary Consolidated Operating Income Statement Components
         ----------------------------------------------------------
                      as a Percent of Average Total Assets
                      ------------------------------------

                                            2002                           2001
                                         ----------   -----------------------------------------------
                                           First         Fourth      Third       Second      First
                                          Quarter       Quarter     Quarter     Quarter     Quarter
                                         ----------   ----------- ----------- ----------- -----------
Interest income (FTE)                         5.76 %        6.02 %      6.48 %      6.78 %      7.16 %
Interest expense                             (2.08)        (2.42)      (3.08)      (3.55)      (4.15)
                                         ----------   ----------- ----------- ----------- -----------
Net interest income                           3.68          3.60        3.40        3.23        3.01

Provision for loan and lease losses          (0.23)        (0.30)      (0.18)      (0.17)      (0.17)

Net investment securities gains (losses)     (0.01)        (0.01)       0.01        0.05        0.10

Other income                                  3.85          3.85        3.82        3.87        3.75

Other expense                                (4.64)        (4.52)      (4.46)      (4.51)      (4.38)
                                         ----------   ----------- ----------- ----------- -----------
Income before taxes                           2.65          2.62        2.59        2.47        2.31
Income tax provision                         (0.93)        (0.94)      (0.93)      (0.90)      (0.83)
                                         ----------   ----------- ----------- ----------- -----------
Return on average assets
 based on operating income                    1.72 %        1.68 %      1.66 %      1.57 %      1.48 %
                                         ==========   =========== =========== =========== ===========
Return on tangible average assets
 based on tangible operating income           1.78 %        1.73 %      1.71 %      1.61 %      1.51 %
                                         ==========   =========== =========== =========== ===========

                             NET INTEREST INCOME
                             -------------------
Net interest income for the first quarter of 2002 amounted to $240.3 million compared to $185.8 million reported for the first quarter of 2001. Loan growth and increased spreads on loan products, the impact of the banking purchase acquisitions and the downward repricing of funding sources all contributed to the $54.5 million increase in net interest income. Factors negatively affecting net interest income included the ongoing process of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements, the cost of treasury share repurchases and the cost of acquisitions.

Average earning assets in the first quarter of 2002 increased $1.0 billion or 4.0% compared to the same period a year ago. Average loans accounted for $1.8 billion of the growth in earning assets compared to the first quarter of last year, while average investment securities and other short-term investments declined $0.8 billion. The Corporation estimates that approximately $1.7 billion of average earning asset growth was attributable to the banking related purchase acquisitions.

Average interest bearing liabilities increased $0.4 billion or 2.2% in the first quarter of 2002 compared to the same period in 2001. Since the first quarter of 2001, average interest bearing deposits decreased $1.2 billion while average total short-term borrowings increased $0.8 billion and average long-term borrowings increased $0.8 billion. The Corporation estimates that approximately $1.3 billion of the growth in average interest bearing liabilities in the three months ended March 31, 2002, was attributable to the banking related purchase acquisitions.

Average noninterest bearing deposits increased $0.5 billion or 19.8% compared to the same period last year. Approximately $0.3 billion of average noninterest bearing deposits in the three months ended March 31, 2002 are attributable to the banking related purchase acquisitions.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                   Consolidated Average Loans and Leases
                   -------------------------------------

                                  2002                    2001                        Growth Pct.
                               ---------  --------------------------------------- -------------------
                                 First     Fourth     Third    Second     First               Prior
                                Quarter    Quarter   Quarter   Quarter   Quarter    Annual   Quarter
                               ---------  --------- --------- --------- --------- --------- ---------
Commercial
 Commercial                   $   5,848  $   5,680 $   5,640 $   5,328 $   5,258     11.2 %     2.9 %

 Commercial real estate
  Commercial mortgages            5,228      5,071     4,831     4,625     4,429     18.1       3.1
  Construction                      625        534       520       538       495     26.2      16.9
                               ---------  --------- --------- --------- --------- --------  --------
 Total commercial real estate     5,853      5,605     5,351     5,163     4,924     18.9       4.4

 Commercial lease financing         410        399       394       382       385      6.4       2.8
                               ---------  --------- --------- --------- --------- --------  --------
Total Commercial                 12,111     11,684    11,385    10,873    10,567     14.6       3.6

Personal
 Residential real estate
  Residential mortgages           2,346      2,444     2,303     2,384     2,409     (2.6)     (4.0)
  Construction                      131        142       120       122       126      4.3      (7.6)
                               ---------  --------- --------- --------- --------- --------  --------
 Total residential real estate    2,477      2,586     2,423     2,506     2,535     (2.3)     (4.2)

 Personal loans
  Student                           117        105        94       133       134    (12.5)     11.9
  Credit card                       164        161       174       184       190    (14.0)      1.3
  Home equity loans and lines     3,176      2,944     2,723     2,641     2,647     20.0       7.9
  Other                             876        912       927       864       850      3.1      (3.9)
                               ---------  --------- --------- --------- --------- --------  --------
 Total personal loans             4,333      4,122     3,918     3,822     3,821     13.4       5.1

 Personal lease financing           530        572       612       668       695    (23.7)     (7.3)
                               ---------  --------- --------- --------- --------- --------  --------
Total personal                    7,340      7,280     6,953     6,996     7,051      4.1       0.8
                               ---------  --------- --------- --------- --------- --------  --------
Total Consolidated Average
 Loans and Leases             $  19,451  $  18,964 $  18,338 $  17,869 $  17,618     10.4 %     2.6 %
                               =========  ========= ========= ========= ========= ========  ========

Compared with the first quarter of 2001, total consolidated average loans and leases increased $1.8 billion or 10.4%. Approximately $1.5 billion of average total consolidated loan and lease growth in the first quarter of 2002 is attributable to acquisitions of which, approximately $0.2 billion is the estimated impact on average loans resulting from the Richfield and Century acquisitions which closed March 1, 2002. Excluding the impact of acquisitions, average commercial loans declined $0.2 billion while average commercial real estate loans grew approximately $0.7 billion. Portfolio decreases in indirect auto loans and leases and student loans, tighter spread products, were offset by growth in consumer and home equity portfolios, both wider spread products. Approximately $0.1 billion of indirect auto loan production was securitized and sold in the current quarter. Excluding the impact of acquisitions, average consumer loans grew approximately $0.2 billion. The decline in average residential real estate loans, excluding acquisitions, reflects the continued strategy of selling residential real estate loan production in the secondary market. Residential real estate loans sold to investors amounted to $0.6 billion in the first three months of 2002 and reflects in part the carryover of remaining inventory from year-end 2001. Approximately $0.3 billion of residential loans were sold in the first quarter of the prior year.

Commercial loan growth in the quarter came from new business relationship activities, customers continuing to acquire and some modest expansion. Home equity loan and line sales were strong in the first quarter and continue to be the focus of direct mail and retail branch efforts.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                       Consolidated Average Deposits
                       -----------------------------

                                  2002                    2001                        Growth Pct.
                               ---------  --------------------------------------- -------------------
                                 First     Fourth     Third    Second     First               Prior
                                Quarter    Quarter   Quarter   Quarter   Quarter    Annual   Quarter
                               ---------  --------- --------- --------- --------- --------- ---------
Bank issued deposits
 Noninterest bearing deposits
  Commercial                  $   2,160  $   2,225 $   1,968 $   1,779 $   1,639     31.8 %    (2.9)%
  Personal                          678        634       608       601       583     16.2       6.9
  Other                             346        388       365       347       436     20.5     (10.8)
                               ---------  --------- --------- --------- --------- --------  --------
 Total noninterest
  bearing deposits                3,184      3,247     2,941     2,727     2,658     19.8      (1.9)

 Interest bearing deposits
  Savings & NOW                   1,994      1,877     1,784     1,719     1,720     16.0       6.2
  Money market                    5,844      5,825     5,563     5,368     5,110     14.3       0.3
  Foreign activity                  694        704       640       532       476     45.8      (1.4)
                               ---------  --------- --------- --------- --------- --------  --------
 Total interest
  bearing deposits                8,532      8,406     7,987     7,619     7,306     16.8       1.5

 Time deposits
  Other CDs & time deposits       2,881      3,097     3,167     3,203     3,399    (15.2)     (7.0)
  CDs greater than $100,000         651        721       751       749       819    (20.4)     (9.6)
                               ---------  --------- --------- --------- --------- --------  --------
 Total time deposits              3,532      3,818     3,918     3,952     4,218    (16.2)     (7.5)
                               ---------  --------- --------- --------- --------- --------  --------
Total bank issued deposits       15,248     15,471    14,846    14,298    14,182      7.5      (1.4)

Wholesale deposits
 Money market                        83         78        --       222       762    (89.2)      5.6
 Brokered CDs                     1,043        872     1,517     1,740     1,795    (41.9)     19.7
 Foreign time                       658        487       624       939       939    (29.9)     35.3
                               ---------  --------- --------- --------- --------- --------  --------
Total wholesale deposits          1,784      1,437     2,141     2,901     3,496    (49.0)     24.2
                               ---------  --------- --------- --------- --------- --------  --------
Total consolidated
 average deposits             $  17,032  $  16,908 $  16,987 $  17,199 $  17,678     (3.7)%     0.7 %
                               =========  ========= ========= ========= ========= ========  ========

Average bank issued deposits increased $1.1 billion or 7.5% in the first quarter of 2002 compared to the first quarter of 2001. Average bank issued deposits associated with the acquisitions were approximately $1.3 billion of which approximately $0.3 billion is the estimated impact on average bank issued deposits resulting from the Richfield and Century acquisitions. Excluding the effect of the acquisitions, noninterest bearing deposits increased $0.3 billion and interest bearing activity accounts increased $0.8 billion of which average money market index accounts accounted for approximately $0.5 billion of the growth. Excluding acquisitions, average CDs and time deposits declined $1.2 billion. M&I's markets have experienced some irrational pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels which the Corporation has elected not to pursue. Recently the Corporation introduced two longer-term step-up CD products that provide consumers with an increasing rate over the term of the CD.

The growth in bank issued deposits includes both commercial and retail banking. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation's profitability. Specific retail deposit initiatives include bank-at-work, single service calling, and retention calling programs as well as an aggressive checking promotion in the Arizona market.

Compared with the first quarter of 2001, average wholesale deposits declined $1.7 billion and were replaced, in part, with borrowings. The Corporation has made greater use of wholesale funding alternatives especially institutional CDs. Average wholesale deposits were $0.3 billion greater in the current quarter compared with the fourth quarter of 2001.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and prior year first quarter are presented in the following table ($ in millions):

                                                Three Months Ended               Three Months Ended
                                                  March 31, 2002                   March 31, 2001
                                         ------------------------------   ------------------------------
                                                               Average                          Average
                                          Average             Yield or     Average             Yield or
                                          Balance   Interest  Cost (b)     Balance   Interest  Cost (b)
                                         ------------------------------   ------------------------------
Loans and leases: (a)
 Commercial                             $  6,257.8 $    83.4      5.40%  $  5,643.8 $   111.7      8.03%
 Commercial real estate                    5,852.9      98.8      6.85      4,923.8      99.8      8.22
 Residential real estate                   2,476.7      44.0      7.21      2,534.7      48.0      7.68
 Personal                                  4,863.4      84.3      7.03      4,515.1      95.0      8.53
                                         ---------- ---------  --------   ---------- ---------  --------
Total loans and leases                    19,450.8     310.5      6.47     17,617.4     354.5      8.16

Investment securities: (a)
 Taxable                                   2,932.8      50.8      7.24      4,488.6      77.9      7.16
 Tax Exempt (a)                            1,229.3      22.6      7.52      1,293.8      22.6      7.17
                                         ---------- ---------  --------   ---------- ---------  --------
Total investment securities                4,162.1      73.4      7.32      5,782.4     100.5      7.16

Other short-term investments (a)           1,095.6       4.5      1.67        348.0       4.6      5.36
                                         ---------- ---------  --------   ---------- ---------  --------
Total interest earning assets           $ 24,708.5 $   388.4      6.40%  $ 23,747.8 $   459.6      7.88%
                                         ========== =========  ========   ========== =========  ========
Interest bearing deposits:
 Bank issued deposits:
  Interest bearing activity             $  8,531.5 $    27.3      1.30%  $  7,306.4 $    74.6      4.14%
  Time deposits                            3,532.6      32.6      3.74      4,217.4      61.5      5.91
                                         ---------- ---------  --------   ---------- ---------  --------
 Total bank issued deposits               12,064.1      59.9      2.01     11,523.8     136.1      4.79
 Wholesale deposits                        1,784.2      11.0      2.50      3,496.6      51.1      5.93
                                         ---------- ---------  --------   ---------- ---------  --------
Total interest bearing deposits           13,848.3      70.9      2.08     15,020.4     187.2      5.05

Short-term borrowings                      4,474.3      38.8      3.52      3,676.8      54.1      5.97
Long-term borrowings                       2,427.7      30.4      5.07      1,611.6      25.3      6.38
                                         ---------- ---------  --------   ---------- ---------  --------
Total interest bearing liabilities      $ 20,750.3 $   140.1      2.74%  $ 20,308.8 $   266.6      5.32%
                                         ========== =========  ========   ========== =========  ========
Net interest margin (FTE) as a
 percent of average earning assets                 $   248.3      4.09%             $   193.0      3.31%
                                                    =========  ========              =========  ========
Net interest spread (FTE)                                         3.66%                            2.56%
                                                               ========                         ========

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets decreased 148 basis points since the first quarter of 2001, which had a negative impact on interest income (FTE) of approximately $89.8 million. The increase in the volume of earning assets, primarily loans and short term investments, increased interest income by approximately $17.8 million compared with the first quarter of 2001. The cost of interest bearing deposits decreased 297 basis points from the same quarter of the previous year which reflects rate declines. Less reliance on wholesale deposits together with the favorable shift in the bank issued deposit mix as previously discussed also provided a benefit to the interest margin. Short-term borrowing costs decreased 245 basis points and long-term borrowing costs decreased 131 basis points compared with the first quarter of 2001. The overall decrease in the cost of interest bearing liabilities of 258 basis points decreased interest expense by approximately $128.6 million while the increase in the volume of interest bearing liabilities increased interest expense by approximately $2.1 million.

The Corporation anticipates the net interest margin will be relatively flat in the second quarter, with net interest income growing with internal growth and the acquisitions. The Corporation intends to continue to manage its interest rate risk sensitivity by extending liabilities. The net interest margin can vary depending on loan and deposit growth, lending spreads and future interest rate changes.


           PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
           ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of March 31, 2002 and the prior four quarters.

                         NONPERFORMING ASSETS
                         --------------------
                                ($000's)

                                            2002                           2001
                                         ----------   -----------------------------------------------
                                           First         Fourth      Third       Second      First
                                          Quarter       Quarter     Quarter     Quarter     Quarter
                                         ----------   ----------- ----------- ----------- -----------
Nonaccrual                              $  164,444   $   166,434 $   163,946 $   137,355 $   130,640

Renegotiated                                   366           378         389         249         560

Past due 90 days or more                     5,520         6,982       7,185       7,166       7,080
                                         ----------   ----------- ----------- ----------- -----------
Total nonperforming loans and leases       170,330       173,794     171,520     144,770     138,280

Other real estate owned                      6,736         6,796       5,842       3,671       3,790
                                         ----------   ----------- ----------- ----------- -----------
Total nonperforming assets              $  177,066   $   180,590 $   177,362 $   148,441 $   142,070
                                         ==========   =========== =========== =========== ===========
Allowance for loan and lease losses     $  284,179   $   268,198 $   264,736 $   244,486 $   240,348
                                         ==========   =========== =========== =========== ===========

                        CONSOLIDATED STATISTICS
                        -----------------------

                                            2002                           2001
                                         ----------   -----------------------------------------------
                                           First         Fourth      Third       Second      First
                                          Quarter       Quarter     Quarter     Quarter     Quarter
                                         ----------   ----------- ----------- ----------- -----------
Net Charge-offs to average
 loans and leases annualized                  0.23 %        0.35 %      0.24 %      0.15 %      0.13 %
Total nonperforming loans and leases
 to total loans and leases                    0.84          0.90        0.90        0.81        0.78
Total nonperforming assets to total loans
 and leases and other real estate owned       0.87          0.94        0.93        0.83        0.80
Allowance for loan and lease losses
 to total loans and leases                    1.40          1.39        1.39        1.37        1.35
Allowance for loan and lease losses
 to nonperforming loans and leases             167           154         154         169         174

                    NONACCRUAL LOANS AND LEASES BY TYPE
                    -----------------------------------
                                   ($000's)

                                            2002                           2001
                                         ----------   -----------------------------------------------
                                           First         Fourth      Third       Second      First
                                          Quarter       Quarter     Quarter     Quarter     Quarter
                                         ----------   ----------- ----------- ----------- -----------
Commercial
 Commercial, financial & agricultural   $   65,513   $    70,256 $    78,623 $    54,576 $    50,273
 Lease financing receivables                 4,876        12,041       2,022       1,892       2,959
                                         ----------   ----------- ----------- ----------- -----------
Total commercial                            70,389        82,297      80,645      56,468      53,232

Real estate
 Construction & land development               533           720       1,063       2,590       2,584
 Commercial mortgage                        39,436        34,546      38,117      38,440      38,797
 Residential mortgage                       52,504        47,783      42,147      38,389      34,244
                                         ----------   ----------- ----------- ----------- -----------
Total real estate                           92,473        83,049      81,327      79,419      75,625

Personal                                     1,582         1,088       1,974       1,468       1,783
                                         ----------   ----------- ----------- ----------- -----------
Total nonaccrual loans and leases       $  164,444   $   166,434 $   163,946 $   137,355 $   130,640
                                         ==========   =========== =========== =========== ===========

              RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
              -----------------------------------------------------
                                   ($000's)

                                            2002                           2001
                                         ----------   -----------------------------------------------
                                           First         Fourth      Third       Second      First
                                          Quarter       Quarter     Quarter     Quarter     Quarter
                                         ----------   ----------- ----------- ----------- -----------
Beginning balance                       $  268,198   $   264,736 $   244,486 $   240,348 $   235,115

Provision for loan and lease losses         15,196        20,109      12,206      10,737      11,063

Allowance of banks and loans acquired       11,965            --      19,151          --          --

Loans and leases charged-off
 Commercial                                  4,505        11,323       5,266       3,607       2,577
 Real estate                                 3,008         4,404       3,768       1,734       2,075
 Personal                                    2,939         3,253       2,768       2,561       2,383
 Leases                                      2,930         1,174         450         770         496
                                         ----------   ----------- ----------- ----------- -----------
Total charge-offs                           13,382        20,154      12,252       8,672       7,531

Recoveries on loans and leases
 Commercial                                    682         2,216         362       1,042         515
 Real estate                                   474           292         357         403         410
 Personal                                      733           954         354         531         728
 Leases                                        313            45          72          97          48
                                         ----------   ----------- ----------- ----------- -----------
Total recoveries                             2,202         3,507       1,145       2,073       1,701
                                         ----------   ----------- ----------- ----------- -----------
Net loans and leases charge-offs            11,180        16,647      11,107       6,599       5,830
                                         ----------   ----------- ----------- ----------- -----------
Ending balance                          $  284,179   $   268,198 $   264,736 $   244,486 $   240,348
                                         ==========   =========== =========== =========== ===========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At March 31, 2002, OREO acquired in satisfaction of debts amounted to $6.5 million and branch premises held for sale amounted to $0.2 million.

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

At March 31, 2002, nonperforming loans and leases amounted to $170.3 million or 0.84% of consolidated loans and leases of $20.3 billion, a decrease of $3.5 million or 2.0% since December 31, 2001. Nonaccrual loans and leases accounted for $2.0 million of the decline. Since year end, nonaccrual commercial loans and leases declined $11.9 million while nonaccrual commercial real estate and nonaccrual residential real estate increased $4.9 million and $4.7 million, respectively. At March 31, 2002, approximately $33.8 million of nonperforming loans are related to recent acquisitions of which, approximately $9.4 million were attributable to the Richfield and Century acquisitions which were completed March 1, 2002.

Net charge-offs amounted to $11.2 million or 0.23% of average loans in the first quarter of 2002 compared with net charge-offs of $16.6 million or 0.35% of average loans in the fourth quarter of 2001 and $5.8 million or 0.13% of average loans in the first quarter of the prior year.

The allowance for loan and lease losses is determined using a methodology which reserves currently for those loans and leases in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar "homogeneous" loans and environmental factors unique to each measurement date. This reserving methodology has the following components:

                               Specific Reserve.
                               -----------------
        The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans, which meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best-and worst-case scenarios for each loan.

                       Reserves for homogeneous loan pools.
                       ------------------------------------
        The Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Corporation segments the pools by type of loan or lease and using historical loss information estimates a loss reserve for each pool.

                                 Special Reserve.
                                 ----------------
        The Corporation's senior lending management also allocates reserves for special situations which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history. Reserves allocated are based on estimates of loss that senior lending management has isolated based on these economic trends or conditions. At March 31, 2002, special reserves continue to be carried for exposures to the airline and travel industries, manufacturing, paper and allied products and dairy sectors. While most loans in these categories are still performing, the Corporation continues to believe that these sectors were more adversely affected by the economic slowdown and deteriorating operating results and the potential for reduced collateral values, especially in a liquidation, have not exhibited a significant improvement since year end.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $284.2 million at March 31, 2002 compared to $268.2 million at December 31, 2001 and $240.3 million at March 31, 2001. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.


                               OTHER INCOME
                               ------------
Total other income in the first quarter of 2002 amounted to $259.0 million compared to $246.6 million in the same period last year, an increase of $12.4 million or 5.0%.

Total data processing services revenue amounted to $145.0 million in the first quarter of 2002 compared to $133.0 million in the first quarter of 2001. e-Finance solutions revenue increased $7.6 million or 28.8% compared the first quarter of 2001, but was relatively unchanged when compared with the fourth quarter of 2001. Despite the purging activity of one large customer in the fourth quarter of last year and first quarter of this year, Internet banking accounts continued to show growth. Active customers and transactions processed in bill presentment and payment showed strong linked quarter and year over year growth. Financial technology solutions revenue, the traditional outsourcing business, increased $7.1 million or 6.8%. Buyout fees, which can vary from period to period, accounted for $2.4 million of the revenue increase. Growth in this source of data processing services revenue has slowed due to continued bank consolidation and a weaker economy.
However, the Corporation is beginning to experience some strengthening in the sales pipeline. Other revenue declined primarily due to lower professional services revenue. Revenue associated with acquisitions amounted to $6.3 million in the first quarter of 2002.

Item processing revenue amounted to $10.3 million in the first quarter of 2002 compared to $12.5 million in the first quarter of 2001. During the latter part of 2001, the Corporation sold certain item processing relationships and also sold four Midwest item processing centers.

Trust services revenue amounted to $31.0 million in the first quarter of 2002, an increase of $1.0 million or 3.2% compared to $30.0 million in the first quarter of 2001. Acquisitions contributed approximately $0.6 million to the revenue growth. Assets under management were approximately $13.0 billion at March 31, 2002 compared to $11.8 billion at March 31, 2001 an increase of $1.2 billion or 10.2%. For the first time in several quarters, managed assets experienced some slight shifting from fixed income and money market funds into equities which generally results in higher fee income.

Service charges on deposits increased $4.7 million or 22.8% and amounted to $25.6 million in the first quarter of 2002. Acquisitions accounted for approximately $0.6 million of the revenue in the first quarter of 2002. The remainder of the increase was primarily attributable to service charges on commercial demand accounts.

Mortgage banking revenue increased $1.6 million in the first quarter of 2002 compared to the first quarter of 2001. Gains on the sale of mortgage loans accounted for the majority of the increase which reflects the increased sale activity as previously discussed. Loan applications and closings were lower in the first quarter 2002 than the fourth quarter of 2001 and have shifted from predominantly refinance activity to purchase and construction.

Net investment securities activities are primarily the result of the activities of the Corporation's Capital Markets Group and vary from period to period.

Other income in the first quarter of 2002 amounted to $31.2 million compared to $29.8 million in the first quarter of 2001, an increase of $1.4 million or 4.6%. Approximately $0.9 million of increase was attributable to the banking acquisitions.


                               OTHER EXPENSE
                               -------------
Total other expense for the three months ended March 31, 2002, amounted to $313.6 million compared to $290.4 million for the three ended March 31, 2001.

Nonrecurring expenses in the first quarter of 2001 consisted of the following:

        Single charter related expenses which are included in other expenses in the Consolidated Statement of Income amounted to $6.0 million in the first quarter of 2001.

        Included in amortization of intangibles for the three months ended March 31, 2001, is $4.0 million of goodwill amortization which ceased to be amortized under the new accounting standard for goodwill and intangibles which was adopted on January 1, 2002.

Excluding these nonrecurring expenses, total other operating expense amounted to $313.6 million in the first quarter of 2002 compared to $280.5 million in the first quarter of 2001, an increase of $33.1 million or 11.8%.

Approximately $5.9 million of operating expenses, excluding salaries and benefits, in the first quarter of 2002 were attributable to purchase acquisitions which were included in M&I's operating expenses since the merger dates.

The Corporation's nonbanking businesses, especially its Data Services segment ("Metavante"), continue to be the primary contributors to operating expense growth. Excluding salaries and benefits expense, Metavante operating expense growth represents over half of all of the consolidated operating expense growth and reflects the cost of its acquisitions as well as ongoing investments in software, technology research and development and infrastructure in potentially high-growth areas.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 2002 and 2001 and December 31, 2001 are:

                                   Three Months  Three Months  Three Months
                                       Ended         Ended         Ended
                                     March 31,    December 31,   March 31,
                                       2002          2001          2001
                                   ------------  ------------  ------------
Consolidated Corporation                  61.8 %        60.7 %        63.8 %

Consolidated Corporation Excluding Metavante

 Including Intangible Amortization        50.7 %        51.6 %        52.8 %

 Excluding Intangible Amortization        49.9 %        50.3 %        51.7 %

Salaries and employee benefits expense amounted to $179.5 million in the first quarter of 2002 compared to $167.9 million in the first quarter of 2001, an increase of $11.6 million or 6.9%. Operating salaries and employee benefits expense associated with banking acquisitions accounted for $2.9 million of the increase. Increased costs in employee health plans added $1.9 million to expense and variable incentive compensation charges increased $4.1 million in the current quarter compared to the same period in the prior year. The increase in salaries and benefits expense associated with Metavante's acquisitions were offset by the savings arising from the structural changes implemented in the second quarter of 2001.

Occupancy and equipment expense in the first quarter of 2002 amounted to $45.6 million. Approximately $2.2 million of the expense in the current quarter was attributable to the banking and Metavante's acquisitions. Excluding the impact of acquisitions, occupancy and equipment expense decreased approximately $1.1 million compared to the first quarter of 2001.

Metavante's operating expense growth accounted for approximately $2.3 million of the increase in software expenses in the first quarter of 2002 compared to the first quarter of 2001. During the first quarter of 2002, the Corporation's banking segment incurred nonrecurring software charges of approximately $1.7 million.

Acquisitions accounted for approximately $0.6 million of the quarter over quarter increase in processing charges, supplies and printing and shipping and handling. The increase in professional services expense was primarily attributable to consulting services performed for the Corporation.

Excluding the effect of the new accounting standard on accounting for goodwill and intangibles, amortization expense increased $0.6 million and was primarily attributable to increased core deposit intangible amortization and other intangible amortization associated with the banking and Metavante's acquisitions.

Other expense amounted to $35.5 million in the first quarter of 2002 compared to $29.9 million in the first quarter of 2001. Included in this category in the prior year quarter were the single charter nonrecurring charges aggregating $6.0 million as previously discussed. Excluding these charges, other expense amounted to $35.5 million in the current quarter compared to $23.9 million in the first quarter of last year, an increase of $11.6 million. Losses arising from asset write-downs increased $3.9 million in the current quarter. Other operating expenses associated with acquisitions accounted for approximately $1.5 million of the increase.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion capitalization was $6.4 million in the first quarter of 2001 and in the current quarter amounted to $0.9 million excluding acquisitions resulting in an increase of $5.5 million in other expense in the first quarter of 2002 compared to the first quarter of 2001.


                               INCOME TAXES
                               ------------
The provision for income taxes for the three months ended March 31, 2002 amounted to $54.8 million or 32.2% of pre-tax income compared to $44.3 million or 33.8% of pre-tax income for the three months ended March 31, 2001. The decline in the effective tax rate was due to the effect of discontinuing goodwill amortization and the recognition of income tax benefits associated with the sale of preferred stock.


                              CAPITAL RESOURCES
                              -----------------
Shareholders' equity was $2.72 billion at March 31, 2002 compared to $2.49 billion at December 31, 2001 and $2.31 billion at March 31, 2001.

During the first quarter of 2002, the Corporation issued 3.1 million shares of its common stock ($186.6 million) in the purchase acquisitions of Richfield and Century.

The Corporation acquired 0.8 million shares of its common stock during the first quarter of 2002 at an aggregate cost of $48.5 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                         RISK-BASED CAPITAL RATIOS
                         -------------------------
                              ($ in millions)

                                      March 31, 2002                   December 31, 2001
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,165           9.42 % $           2,091           9.70 %
 Tier 1 Capital
   Minimum Requirement                   920           4.00                 862           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,245           5.42 % $           1,229           5.70 %
                            ================================   ================================

 Total Capital             $           2,865          12.46 % $           2,775          12.88 %
 Total Capital
   Minimum Requirement                 1,839           8.00               1,724           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,026           4.46 % $           1,051           4.88 %
                            ================================   ================================

 Risk-Adjusted Assets      $          22,985                  $          21,555
                            =================                  =================

                                LEVERAGE RATIOS
                                ---------------
                                ($ in millions)

                                      March 31, 2002                   December 31, 2001
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,165           8.16 % $           2,091           7.93 %
 Minimum Leverage
   Requirement                 796  -  1,327   3.00 -  5.00       791  -  1,318   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,369  -    838   5.16 -  3.16 % $ 1,300  -    773   4.93 -  2.93 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          26,537                  $          26,371
                            =================                  =================

                        FORWARD-LOOKING STATEMENTS
                        --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding operating activities and results. Such statements are subject to important factors that could cause the Corporation's actual results to differ materially than those anticipated by the forward-looking statements. These factors include those referenced in the Corporation's Annual Report on Form 10-K for the period ending December 31, 2001 or as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's 2001 Annual Report on Form 10-K. Updated information regarding the Corporation's use of derivative financial instruments is contained in Note 10, Notes to Financial Statements contained in Item 1 herein.

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

                           INTEREST RATE RISK
                           ------------------
The Corporation uses financial modeling techniques to identify potential changes in income under a variety of possible interest rate scenarios. Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities. The Corporation has designed strategies to limit these risks within prudent parameters and identify appropriate risk/reward tradeoffs in the financial structure of the balance sheet.

The financial models identify the specific cash flows, repricing timing and embedded option characteristics of the assets and liabilities held by the Corporation. Policies are in place to assure that neither earnings nor fair value at risk exceed appropriate limits. The use of a limited array of derivative financial instruments has allowed the Corporation to achieve the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers.

The models used include measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences. In addition to contractual payment information for most other assets and liabilities, the models also include estimates of expected prepayment characteristics for those items that are likely to materially change their payment structures in different rate environments, including residential mortgage products, certain commercial and commercial real estate loans and certain mortgage-related securities. Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between the contractual coupon of the item and current market rates for similar products.

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk is calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation's budgeted operating income before taxes for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios
- a gradual increase of 100bp across the entire yield curve over the course of a year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of a year (-25bp per quarter) for the balance sheet as of the indicated dates:

                                      Impact to Annual Pretax Income as of
                                      ------------------------------------
                                            March 31,      December 31,
                                             2002              2001
                                      -----------------  -----------------
Hypothetical Change in Interest Rate
------------------------------------
 100 basis point gradual:

  Rise in rates                             (0.9) %            (3.9) %

  Decline in rates                           0.2  %             3.1  %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of March 31, 2002 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

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

As of March 31, 2002, M&I Trust Services administered $57.2 billion in assets and directly managed a portfolio of $13.0 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

                         PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K
  -----------------------------------------
   A.   Exhibits:

        Exhibit (3)(ii)(a) - Certificate of Assistant Secretary

        Exhibit (3)(ii)(b) - By-laws, as amended

        Exhibit 11 - Statements - Computation of Earnings Per Share,
                     Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial Information herein.

        Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

        Exhibit 99 - Letter of Marshall & Ilsley Corporation regarding representations from Arthur Andersen LLP


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


                                MARSHALL & ILSLEY CORPORATION
                                (Registrant)



                                /s/  Patricia R. Justiliano
                                ______________________________________

                                Patricia R. Justiliano
                                Senior Vice President and
                                  Corporate Controller
                                (Chief Accounting Officer)



                                /s/  James E. Sandy
                                ______________________________________

                                James E. Sandy
                                Vice President




May 14, 2002

                              EXHIBIT INDEX
                              -------------


   Exhibit Number                    Description of Exhibit
   --------------       -----------------------------------------------

    (3)(ii)(a)          Certificate of Assistant Secretary

    (3)(ii)(b)          By-laws, as amended

        (11) Statements - Computation of Earnings Per Share, Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial Information herein

        (12)            Computation of Ratio of Earnings to Fixed Charges

        (99) Letter of Marshall & Ilsley Corporation regarding representations from Arthur Andersen LLP