Form 10-Q
period 2002-06-30
MARSHALL & ILSLEY CORP/WI/
filed 2002-08-13
CIK 62741

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            July 31, 2002
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   210,241,302

===============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                                 June 30,     December 31,     June 30,
                                                                   2002          2001            2001
                                                              -------------  -------------  -------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                    $     818,715  $     617,183  $     873,991
  Federal funds sold and security resale agreements                 49,370        119,561         25,466
  Money market funds                                               483,211        827,021        168,419
                                                              -------------  -------------  -------------
Total cash and cash equivalents                                  1,351,296      1,563,765      1,067,876

Investment securities:
  Trading securities, at market value                               12,475          6,119         17,456
  Short-term investments, at cost
    which approximates market value                                 46,642         41,668         45,105
  Available for sale at market value                             3,736,684      3,383,632      4,186,974
  Held to maturity at amortized cost, market value $1,028,904
    ($1,049,952 December 31, and $1,101,702 June 30, 2001)         986,684      1,032,093      1,075,242
                                                              -------------  -------------  -------------
Total investment securities                                      4,782,485      4,463,512      5,324,777

Loans and leases                                                20,918,707     19,295,372     17,803,111
  Less: Allowance for loan and lease losses                        292,512        268,198        244,486
                                                              -------------  -------------  -------------
Net loans and leases                                            20,626,195     19,027,174     17,558,625

Premises and equipment                                             414,462        393,030        390,181
Goodwill                                                           649,731        524,748        332,111
Other intangibles                                                   82,222         63,337         45,001
Accrued interest and other assets                                1,219,280      1,218,168      1,177,084
                                                              -------------  -------------  -------------
Total Assets                                                 $  29,125,671  $  27,253,734  $  25,895,655
                                                              =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                        $   3,649,761  $   3,558,571  $   2,943,114
  Interest bearing                                              14,498,279     12,934,476     13,306,539
                                                              -------------  -------------  -------------
Total deposits                                                  18,148,040     16,493,047     16,249,653

Funds purchased and security repurchase agreements               1,480,425      1,111,412      1,189,660
Other short-term borrowings                                      4,221,738      4,745,830      4,204,956
Accrued expenses and other liabilities                             893,400        850,300        849,853
Long-term borrowings                                             1,675,098      1,560,177      1,044,132
                                                              -------------  -------------  -------------
Total liabilities                                               26,418,701     24,760,766     23,538,254

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value;
    336,370 shares issued                                              336            336            336
  Common stock, $1.00 par value; 240,832,522 shares issued
    (117,301,755 December 31, and 112,757,546 June 30, 2001)       240,833        117,302        112,757
  Additional paid-in capital                                       752,885        698,289        436,735
  Retained earnings                                              2,501,735      2,331,776      2,203,803
  Accumulated other comprehensive
    income, net of related taxes                                    32,272         40,600         64,923
  Less: Treasury common stock, at cost: 30,608,636 shares
        (13,352,817 December 31, and 9,475,724 June 30, 2001)      799,725        673,494        440,458
        Deferred compensation                                       21,366         21,841         20,695
                                                              -------------  -------------  -------------
Total shareholders' equity                                       2,706,970      2,492,968      2,357,401
                                                              -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                   $  29,125,671  $  27,253,734  $  25,895,655
                                                              =============  =============  =============

See notes to financial statements.

                                 MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                  ($000's except share data)

                                                                         Three Months Ended June 30,
                                                                        ----------------------------
                                                                             2002           2001
                                                                        -------------  -------------
Interest income
---------------
  Loans and leases                                                     $     321,574  $     341,678
  Investment securities:
    Taxable                                                                   49,617         70,012
    Exempt from federal income taxes                                          15,377         15,512
  Trading securities                                                             123            341
  Short-term investments                                                       3,452          3,904
                                                                        -------------  -------------
Total interest income                                                        390,143        431,447

Interest expense
----------------
  Deposits                                                                    73,403        155,954
  Short-term borrowings                                                       37,806         49,291
  Long-term borrowings                                                        28,936         24,968
                                                                        -------------  -------------
Total interest expense                                                       140,145        230,213
                                                                        -------------  -------------
Net interest income                                                          249,998        201,234
Provision for loan and lease losses                                           16,980         10,737
                                                                        -------------  -------------
Net interest income after provision for loan and lease losses                233,018        190,497

Other income
------------
  Data processing services:
    e-Finance solutions                                                       33,967         27,922
    Financial technology solutions                                           112,328        108,948
    Other                                                                         --          1,274
                                                                        -------------  -------------
  Total data processing services                                             146,295        138,144
  Item processing                                                              9,070         12,048
  Trust services                                                              31,358         30,571
  Service charges on deposits                                                 25,224         20,447
  Mortgage banking                                                             7,365         12,305
  Net investment securities losses                                              (121)       (13,067)
  Life insurance revenue                                                       7,407          6,694
  Other                                                                       37,556         30,346
                                                                        -------------  -------------
Total other income                                                           264,154        237,488

Other expense
-------------
  Salaries and employee benefits                                             185,294        178,067
  Net occupancy                                                               18,802         15,329
  Equipment                                                                   29,170         28,969
  Software expenses                                                           10,030          9,224
  Processing charges                                                           8,921         11,838
  Supplies and printing                                                        4,937          5,443
  Professional services                                                        8,790          6,642
  Shipping and handling                                                       10,842         10,926
  Amortization of intangibles                                                  4,931          8,613
  Other                                                                       36,296         67,116
                                                                        -------------  -------------
Total other expense                                                          318,013        342,167
                                                                        -------------  -------------
Income before income taxes                                                   179,159         85,818
Provision for income taxes                                                    58,732         26,135
                                                                        -------------  -------------
Net income                                                             $     120,427  $      59,683
                                                                        =============  =============
Net income per common share
  Basic                                                                $        0.56  $        0.28
  Diluted                                                                       0.54           0.28

Dividends paid per common share                                        $       0.160  $       0.145

Weighted average common shares outstanding:
  Basic                                                                      211,417        205,811
  Diluted                                                                    221,333        215,476

See notes to financial statements.

                                 MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                  ($000's except share data)

                                                                          Six Months Ended June 30,
                                                                        ----------------------------
                                                                             2002           2001
                                                                        -------------  -------------
Interest income
---------------
  Loans and leases                                                     $     631,556  $     695,668
  Investment securities:
    Taxable                                                                  100,384        147,963
    Exempt from federal income taxes                                          30,533         31,412
  Trading securities                                                             182            669
  Short-term investments                                                       7,895          8,169
                                                                        -------------  -------------
Total interest income                                                        770,550        883,881

Interest expense
----------------
  Deposits                                                                   144,318        343,137
  Short-term borrowings                                                       76,659        103,392
  Long-term borrowings                                                        59,298         50,339
                                                                        -------------  -------------
Total interest expense                                                       280,275        496,868

Net interest income                                                          490,275        387,013
Provision for loan and lease losses                                           32,176         21,800
                                                                        -------------  -------------
Net interest income after provision for loan and lease losses                458,099        365,213

Other income
------------
  Data processing services:
    e-Finance solutions                                                       67,774         54,170
    Financial technology solutions                                           223,538        213,038
    Other                                                                          2          3,928
                                                                        -------------  -------------
  Total data processing services                                             291,314        271,136
  Item processing                                                             19,406         24,505
  Trust services                                                              62,337         60,600
  Service charges on deposits                                                 50,798         41,273
  Mortgage banking                                                            16,741         20,100
  Net investment securities losses                                              (866)        (6,961)
  Life insurance revenue                                                      14,738         13,225
  Other                                                                       68,688         60,181
                                                                        -------------  -------------
Total other income                                                           523,156        484,059

Other expense
  Salaries and employee benefits                                             364,780        345,989
  Net occupancy                                                               35,892         31,226
  Equipment                                                                   57,657         57,601
  Software expenses                                                           22,621         17,294
  Processing charges                                                          18,507         20,788
  Supplies and printing                                                        9,650         10,393
  Professional services                                                       18,585         13,802
  Shipping and handling                                                       22,896         22,243
  Amortization of intangibles                                                  9,230         16,227
  Other                                                                       71,802         96,990
                                                                        -------------  -------------
Total other expense                                                          631,620        632,553
                                                                        -------------  -------------
Income before income taxes and cumulative
  effect of changes in accounting principle                                  349,635        216,719
Provision for income taxes                                                   113,579         70,434
                                                                        -------------  -------------
Income before cumulative effect of changes in accounting principle           236,056        146,285
Cumulative effect of changes in accounting principle, net of income taxes         --           (436)
                                                                        -------------  -------------
Net income                                                             $     236,056  $     145,849
                                                                        =============  =============
Net income per common share
  Basic:
    Income before cumulative effect of changes in accounting principle $        1.11  $        0.70
    Cumulative effect of changes in accounting principle, net of income taxes     --             --
                                                                        -------------  -------------
    Net income                                                         $        1.11  $        0.70
                                                                        =============  =============
  Diluted:
    Income before cumulative effect of changes in accounting principle $        1.07  $        0.68
    Cumulative effect of changes in accounting principle, net of income taxes     --             --
                                                                        -------------  -------------
    Net income                                                         $        1.07  $        0.68
                                                                        =============  =============
Dividends paid per common share                                        $       0.305  $       0.278
                                                                        =============  =============
Weighted average common shares outstanding:
  Basic                                                                      210,527        205,745
  Diluted                                                                    220,436        215,544

See notes to financial statements.

                                 MARSHALL & ILSLEY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                           ($000's)

                                                                          Six Months Ended June 30,
                                                                        ----------------------------
                                                                             2002           2001
                                                                        -------------  -------------
Net Cash Provided by Operating Activities                              $     606,105  $     206,780

Cash Flows From Investing Activities:
-------------------------------------
  Proceeds from sales of securities available for sale                         1,909         21,376
  Proceeds from maturities of securities available for sale                  843,104        803,255
  Proceeds from maturities of securities held to maturity                     44,053         36,048
  Purchases of securities available for sale                                (991,256)      (216,355)
  Purchases of securities held to maturity                                      (631)            --
  Net increase in loans                                                   (1,335,757)      (327,881)
  Purchases of assets to be leased                                           (88,561)      (267,895)
  Principal payments on lease receivables                                    221,805        360,367
  Fixed asset purchases, net                                                 (20,525)       (18,410)
  Purchase acquisitions, net of cash equivalents acquired                    (10,338)       (24,845)
  Other                                                                        5,148         12,486
                                                                        -------------  -------------
Net cash (used)/provided in investing activities                          (1,331,049)       378,146

Cash Flows From Financing Activities:
-------------------------------------
  Net increase/(decrease) in deposits                                        839,524     (3,001,689)
  Proceeds from issuance of commercial paper                               3,210,992      1,252,765
  Payments for maturity of commercial paper                               (3,152,189)    (1,258,609)
  Net (decrease)/increase in other short-term borrowings                    (243,804)     2,144,581
  Proceeds from issuance of long-term debt                                   318,818        627,029
  Payments of long-term debt                                                (271,756)       (87,726)
  Dividends paid                                                             (66,096)       (59,116)
  Purchases of treasury stock                                               (139,806)       (15,520)
  Other                                                                       16,792         16,542
                                                                        -------------  -------------
Net cash provided/(used) by financing activities                             512,475       (381,743)
                                                                        -------------  -------------
Net (decrease)/increase in cash and cash equivalents                        (212,469)       203,183

Cash and cash equivalents, beginning of year                               1,563,765        864,693
                                                                        -------------  -------------
Cash and cash equivalents, end of period                               $   1,351,296  $   1,067,876
                                                                        =============  =============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                           $     262,315  $     521,879
    Income taxes                                                             105,209         66,931

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         June 30, 2002 & 2001 (Unaudited)

   1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2001 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2001 consolidated financial statements and analyses have been reclassified to conform with the 2002 presentation.

      Common stock per share and average share information for years prior to 2002 have been restated for the 2-for-1 stock split effected in the form of a 100% stock dividend which was effective June 17, 2002.

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

      During the second quarter of 2002, the Corporation completed the first step of the transitional goodwill impairment test on its five identified reporting units based on amounts as of January 1, 2002. With the assistance of a nationally recognized independent appraisal firm, the Corporation concluded that there were no impairment losses for goodwill due to the initial application of SFAS 142.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

      Income before cumulative effect of changes in accounting principles and related earnings per share after giving effect to the nonamortization provision of SFAS 142 are as follows (dollars and shares in thousands, except per share data):

                                                                         Three Months Ended June 30,
                                                                        ----------------------------
                                                                             2002           2001
                                                                        -------------  -------------
Income before cumulative effect of changes in accounting principle     $     120,427  $      59,683
Adjustments:
  Goodwill amortization, net of taxes                                             --          3,713
                                                                        -------------  -------------
Income before cumulative effect of changes in accounting principle     $     120,427  $      63,396

Income before cumulative effect of changes in accounting principle:
  Basic:
    Reported income before cumulative
      effect of changes in accounting principle                        $        0.56  $        0.28
    Goodwill amortization                                                         --           0.02
                                                                        -------------  -------------
                                                                       $        0.56  $        0.30
                                                                        =============  =============
Diluted:
    Reported income before cumulative
      effect of changes in accounting                                  $        0.54  $        0.28
    Goodwill amortization                                                         --           0.02
                                                                        -------------  -------------
                                                                       $        0.54  $        0.30
                                                                        =============  =============

                                                                          Six Months Ended June 30,
                                                                        ----------------------------
                                                                             2002           2001
                                                                        -------------  -------------
Income before cumulative effect of changes in accounting principle     $     236,056  $     146,285
Adjustments:
  Goodwill amortization, net of taxes                                             --          7,295
                                                                        -------------  -------------
Income before cumulative effect of changes in accounting principle     $     236,056  $     153,580
                                                                        =============  =============
Income before cumulative effect of changes in accounting principle:
  Basic:
    Reported income before cumulative
      effect of changes in accounting principle                        $        1.11  $        0.70
    Goodwill amortization                                                         --           0.04
                                                                        -------------  -------------
                                                                       $        1.11  $        0.74
                                                                        =============  =============
Diluted:
    Reported income before cumulative
      effect of changes in accounting principle                        $        1.07  $        0.68
    Goodwill amortization                                                         --           0.03
                                                                        -------------  -------------
                                                                       $        1.07  $        0.71
                                                                        =============  =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

      The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (dollars in thousands):

                                                Banking      Metavante     Others      Total
                                               -----------  ----------  ----------  ----------
Goodwill balance as of January 1, 2002        $   367,612  $  125,587  $   31,549  $  524,748
Goodwill acquired during the period               125,955          --       2,087     128,042
Purchase accounting adjustments                        --      (2,265)         --      (2,265)
Goodwill amortization                                (794)         --          --        (794)
                                               -----------  ----------  ----------  ----------
Goodwill balance as of June 30, 2002          $   492,773  $  123,322  $   33,636  $  649,731
                                               ===========  ==========  ==========  ==========

      At June 30, 2002, the Corporation's intangible assets consisted of the following (dollars in thousands):

Amortized intangible assets:
  Core deposit intangible                                  $   50,966
  Data processing contract rights/customer lists               19,561
  Loan servicing rights                                        10,970
  Trust customers                                                 725
                                                            ----------
Total amortized intangible assets                          $   82,222
                                                            ==========
Goodwill:
  Amortized (SFAS 72)                                      $    2,592
  Unamortized                                                 647,139
                                                            ----------
Total goodwill                                             $  649,731
                                                            ==========

   3. Business Combinations

      The following acquisitions, which were not considered material business combinations, were completed during the first quarter of 2002.

      On March 1, 2002 the Corporation acquired all of the common stock of Richfield State Agency, Inc. ("Richfield"), a Minnesota bank holding company. Richfield had consolidated total assets of approximately $0.8 billion at completion of the merger. The Corporation issued 2.5 million common shares and paid cash of approximately $10.0 million in a tax-free exchange for the outstanding common stock of Richfield using the purchase method of accounting. The core deposit intangible and other identifiable intangible assets recorded in this transaction amounted to $19.3 million and $0.8 million, respectively. Initial goodwill subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $94.3 million.

      Also, on March 1, 2002 the Corporation acquired all of the common stock of Century Bancshares, Inc. ("Century"), a Minnesota bank holding company. Century had consolidated total assets of approximately $0.3 billion at completion of the merger. The Corporation issued 0.6 million common shares and paid cash of approximately $19.9 million in a tax-free exchange for the outstanding common stock of Century using the purchase method of accounting. The core deposit intangible recorded in this transaction amounted to $6.1 million. Initial goodwill subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $33.7 million.

      The results of operations of the acquired entities have been included in the consolidated results since the dates the transactions were closed.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

      The following acquisitions were recently announced:

      On June 17, 2002, the Corporation announced it had signed a definitive agreement to acquire Mississippi Valley Bancshares, Inc. ("Mississippi Valley"). Mississippi Valley with eight offices located in St. Louis, Missouri; Belleville, Illinois; and Phoenix, Arizona had consolidated total assets of $2.1 billion as of June 30, 2002. The merger consideration consists in the aggregate $26.25 per share in cash and shares of M&I stock. The stock component of the transaction is variable, based on the price of M&I's stock prior to closing. Based on the closing price of M&I's stock as of June 14, the stock component would have been
      0.8486 shares of M&I stock. The transaction is expected to be completed by the fourth quarter of 2002, subject to shareholder and regulatory approvals.

      On July 2, 2002, the Corporation's Metavante subsidiary announced it had signed a definitive agreement to acquire substantially all the assets of Paytrust, Inc., a privately held online bill management company based in Lawrenceville, New Jersey. The transaction closed in July 2002. Through the acquisition, Metavante plans to consolidate its consumer service provider operations onto one technology platform. Integration costs, primarily related to operating duplicate platforms for a limited period on time, are anticipated to be approximately $6 million after-tax, and will be incurred over approximately nine months following the transaction.

      On July 29, 2002, the Corporation's Metavante subsidiary announced it had signed a definitive agreement to acquire the assets of Spectrum EPB, LLC, an open, interoperable switch for exchanging online bills and payments. Spectrum is a privately held, Atlanta-based company that was founded in 1999 by subsidiaries of J.P. Morgan Chase & Co., Wachovia Corporation and Wells Fargo & Company. The transaction is expected to close in August, 2002, subject to regulatory approval.

   4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                                Three Months Ended June 30, 2002
                                                        -------------------------------------------
                                                            Income      Average Shares   Per Share
                                                          (Numerator)    (Denominator)    Amount
                                                        --------------  --------------  -----------
Net Income                                             $      120,427
Convertible Preferred Dividends                                (1,230)
                                                        --------------
Basic Earnings Per Share
  Income Available to Common Shareholders              $      119,197        211,417  $       0.56
                                                                                       ============
Effect of Dilutive Securities
  Convertible Preferred Stock                                   1,230          7,688
  Stock Options and Restricted Stock Plans                         --          2,228
                                                        --------------  -------------
Diluted Earnings Per Share
  Income Available to Common Shareholders
    Plus Assumed Conversions                           $      120,427        221,333  $       0.54
                                                                                       ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

                                                                Three Months Ended June 30, 2001
                                                        -------------------------------------------
                                                            Income      Average Shares   Per Share
                                                          (Numerator)    (Denominator)    Amount
                                                        --------------  --------------  -----------
Net Income                                             $       59,683
Convertible Preferred Dividends                                (1,115)
                                                        --------------
Basic Earnings Per Share
  Income Available to Common Shareholders              $       58,568        205,811  $       0.28
                                                                                       ============
Effect of Dilutive Securities
  Convertible Preferred Stock                                   1,115          7,688
  Stock Options and Restricted Stock Plans                         --          1,977
                                                        --------------  -------------
Diluted Earnings Per Share
  Income Available to Common Shareholders
    Plus Assumed Conversions                           $       59,683        215,476  $       0.28
                                                                                       ============

                                                                 Six Months Ended June 30, 2002
                                                        -------------------------------------------
                                                            Income      Average Shares   Per Share
                                                          (Numerator)    (Denominator)    Amount
                                                        --------------  --------------  -----------
Net Income                                             $      236,056
Convertible Preferred Dividends                                (2,345)
                                                        --------------
Basic Earnings Per Share
  Income Available to Common Shareholders              $      233,711        210,527  $       1.11
                                                                                       ============
Effect of Dilutive Securities
  Convertible Preferred Stock                                   2,345          7,688
  Stock Options and Restricted Stock Plans                         --          2,221
                                                        --------------  -------------
Diluted Earnings Per Share
  Income Available to Common Shareholders
    Plus Assumed Conversions                           $      236,056        220,436  $       1.07
                                                                                       ============

                                                                 Six Months Ended June 30, 2001
                                                        -------------------------------------------
                                                            Income      Average Shares   Per Share
                                                          (Numerator)    (Denominator)    Amount
                                                        --------------  --------------  -----------
Net Income                                             $      145,849
Convertible Preferred Dividends                                (2,133)
                                                        --------------
Basic Earnings Per Share
  Income Available to Common Shareholders              $      143,716        205,745  $       0.70
                                                                                       ============
Effect of Dilutive Securities
  Convertible Preferred Stock                                   2,133          7,688
  Stock Options and Restricted Stock Plans                         --          2,111
                                                        --------------  -------------
Diluted Earnings Per Share
  Income Available to Common Shareholders
    Plus Assumed Conversions                           $      145,849        215,544  $       0.68
                                                                                       ============

      Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares is as follows:

                             Three Months Ended June 30,                Six Months Ended June 30,
                     -----------------------------------------  ----------------------------------------
                              2002                 2001                 2002                2001
                     --------------------  -------------------  -------------------  -------------------
Shares                     3,793,400            7,231,862            3,833,400           7,093,862

Price Range          $31.0980 - $33.9375  $25.4650 - $35.0313  $31.0450 - $33.9375  $25.9000 - $35.0313

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

   5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                                 June 30,     December 31,     June 30,
                                                                   2002           2001           2001
                                                              -------------  -------------  -------------
Investment securities available for sale:
  U.S. treasury and government agencies                      $   2,704,736  $   2,346,566  $   2,941,326
  State and political subdivisions                                 234,709        176,167        151,999
  Mortgage backed securities                                       157,188        175,471        278,779
  Other                                                            640,051        685,428        814,870
                                                              -------------  -------------  -------------
Total                                                        $   3,736,684  $   3,383,632  $   4,186,974
                                                              =============  =============  =============
Investment securities held to maturity:
  State and political subdivisions                           $     983,048  $   1,028,555  $   1,070,665
  Other                                                              3,636          3,538          4,577
                                                              -------------  -------------  -------------
Total                                                        $     986,684  $   1,032,093  $   1,075,242
                                                              =============  =============  =============

   6. The Corporation's loan and lease portfolio consists of the following ($000's):

                                                                June 30,     December 31,     June 30,
                                                                  2002           2001           2001
                                                             -------------  -------------  -------------
Commercial, financial & agricultural                        $    6,138,083 $    5,716,061 $    5,293,256
Real estate:
  Construction                                                     937,648        730,864        675,881
  Residential mortgage                                           5,939,553      5,563,975      4,978,639
  Commercial mortgage                                            5,544,479      5,099,093      4,692,009
                                                             -------------- -------------- --------------
Total real estate                                               12,421,680     11,393,932     10,346,529
Personal                                                         1,490,252      1,210,808      1,129,611
Lease financing                                                    860,936        962,356      1,018,677
Cash flow hedging instruments at fair value                          7,756         12,215         15,038
                                                             -------------- -------------- --------------
Total                                                       $   20,918,707 $   19,295,372 $   17,803,111
                                                             ============== ============== ==============

   7. Sale of Receivables

      During the second quarter of 2002, $106.3 million of automobile loans were sold in securitization transactions. Gains and trading income of $5.4 million were recognized. Other income associated with auto securitizations in the current quarter amounted to $0.7 million.

      Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the second quarter were as follows (rate per annum):

        Prepayment speed                                                     25.0 %
        Weighted average life (in months)                                    20.9
        Expected credit losses                                               0.12 %
        Residual cash flow discount rate                                     12.0 %
        Variable returns to transferees                               Forward one month LIBOR yield curve

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

      At June 30, 2002, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                                                                                 Total
                                                              Securitized      Portfolio        Managed
                                                             -------------   -------------   -------------
Loan balances                                               $     520,645   $     211,144   $     731,789
Principal amounts of loans 60 days or more past due                   475             964           1,439
Net credit losses year to date                                        604             400           1,004

   8. The Corporation's deposit liabilities consists of the following ($000's):

                                                                 June 30,     December 31,     June 30,
                                                                   2002           2001           2001
                                                              -------------  -------------  -------------
Noninterest bearing demand                                   $   3,649,761  $   3,558,571  $   2,943,114

Savings and NOW                                                  7,976,263      7,867,106      7,129,347
CD's $100,000 and over                                           2,279,449      1,321,746      2,362,332
Other time deposits                                              2,843,677      2,962,724      3,143,204
Foreign deposits                                                 1,398,890        782,900        671,656
                                                              -------------  -------------  -------------
                                                             $  18,148,040  $  16,493,047  $  16,249,653
                                                              =============  =============  =============

   9. Comprehensive Income

      The following tables present the Corporation's comprehensive income ($000's):

                                                                     Three Months Ended June 30, 2002
                                                           -----------------------------------------------
                                                              Before-Tax    Tax (Expense)     Net-of-Tax
                                                                Amount         Benefit          Amount
                                                           --------------- --------------- ---------------
Net income                                                                                $       120,427

Other comprehensive income:
  Unrealized gains (losses) on securities:
    Arising during the period                             $        26,755 $        (9,526)         17,229
    Reclassification for securities
      transactions included in net income                              --              --              --
                                                           --------------- --------------- ---------------
        Unrealized gains (losses)                                  26,755          (9,526)         17,229

  Net gains (losses) on derivatives
    hedging variability of cash flows:
    Arising during the period                                     (54,493)         19,072         (35,421)
    Reclassification adjustments for
      hedging activities  included in net income                   13,338          (4,667)          8,671
                                                           --------------- --------------- ---------------
        Net gains (losses)                                $       (41,155)$        14,405         (26,750)
                                                           --------------- --------------- ---------------
Other comprehensive income                                                                         (9,521)
                                                                                           ---------------
Total comprehensive income                                                                $       110,906
                                                                                           ===============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

                                                                     Three Months Ended June 30, 2001
                                                           -----------------------------------------------
                                                              Before-Tax    Tax (Expense)     Net-of-Tax
                                                                Amount         Benefit          Amount
                                                           --------------- --------------- ---------------
Net income                                                                                $        59,683

Other comprehensive income:
  Unrealized gains (losses) on securities:
    Arising during the period                             $         3,206 $          (353)          2,853
    Reclassification for securities
      transactions included in net income                          (3,072)          1,075          (1,997)
                                                           --------------- --------------- ---------------
        Unrealized gains (losses)                                     134             722             856

  Net gains (losses) on derivatives
    hedging variability of cash flows:
    Arising during the period                                       5,082          (1,780)          3,302
    Reclassification adjustments for
      hedging activities  included in net income                    1,871            (654)          1,217
                                                           --------------- --------------- ---------------
        Net gains (losses)                                $         6,953 $        (2,434)          4,519
                                                           --------------- --------------- ---------------
Other comprehensive income                                                                          5,375
                                                                                           ---------------
Total comprehensive income                                                                $        65,058
                                                                                           ===============

                                                                    Six Months Ended June 30, 2002
                                                           -----------------------------------------------
                                                              Before-Tax    Tax (Expense)     Net-of-Tax
                                                                Amount         Benefit          Amount
                                                           --------------- --------------- ---------------
Net income                                                                                $       236,056

Other comprehensive income:
  Unrealized gains (losses) on securities:
    Arising during the period                             $        12,384 $        (4,680)          7,704
    Reclassification for securities
      transactions included in net income                              --              --              --
                                                           --------------- --------------- ---------------
        Unrealized gains (losses)                                  12,384          (4,680)          7,704

  Net gains (losses) on derivatives
    hedging variability of cash flows:
    Arising during the period                                     (47,927)         16,774         (31,153)
    Reclassification adjustments for
      hedging activities  included in net income                   23,262          (8,141)         15,121
                                                           --------------- --------------- ---------------
        Net gains (losses)                                $       (24,665)$         8,633         (16,032)
                                                           --------------- --------------- ---------------
Other comprehensive income                                                                         (8,328)
                                                                                           ---------------
Total comprehensive income                                                                $       227,728
                                                                                           ===============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

                                                                    Six Months Ended June 30, 2001
                                                           -----------------------------------------------
                                                              Before-Tax    Tax (Expense)     Net-of-Tax
                                                                Amount         Benefit          Amount
                                                           --------------- --------------- ---------------
Net income                                                                                $       145,849

Other comprehensive income:

  Unrealized gains (losses) on securities:
    Arising during the period                             $        57,576 $       (20,359)         37,217
    Reclassification for securities
      transactions included in net income                          (3,072)          1,075          (1,997)
                                                           --------------- --------------- ---------------
        Unrealized gains (losses)                                  54,504         (19,284)         35,220

  Net gains (losses) on derivatives
    hedging variability of cash flows:
    Adoption of SFAS 133                                          (15,665)          5,483         (10,182)
    Arising during the period                                        (213)             74            (139)
    Reclassification adjustments for
      hedging activities  included in net income                    2,918          (1,021)          1,897
                                                           --------------- --------------- ---------------
        Net gains (losses)                                $       (12,960)$         4,536          (8,424)
                                                           --------------- --------------- ---------------
Other comprehensive income                                                                         26,796
                                                                                           ---------------
Total comprehensive income                                                                $       172,645
                                                                                           ===============

  10. Derivative Financial Instruments and Hedging Activities

      Trading Instruments
        -------------------
      The Corporation enters into interest rate swaps as part of its trading activities which enable its customers to manage their exposures to interest rate risk. The Corporation's market risk from unfavorable movements in interest rates for customer activity is generally minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indices.

      At June 30, 2002, interest rate swaps designated as trading consisted of $1,130.6 million in notional amount of receive fixed/pay floating with an aggregate positive fair value of $8.8 million and $801.9 million in notional amount of pay fixed/receive floating with an aggregate negative fair value of $3.0 million.

      Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

      Fair Value Hedges
      -----------------
      The following table presents information with respect to the Corporation's fair value hedges.

      Fair Value Hedges
      June 30, 2002                                                                    Weighted
                                                          Notional         Fair        Average
               Hedged                  Hedging             Amount         Value       Remaining
                Item                  Instrument         ($ in mil)     ($ in mil)    Term (Yrs)
      -------------------------   ------------------   -------------  -------------  ------------
      Callable CDs                Receive Fixed Swap  $       126.5  $         0.5           6.8

      Medium Term Notes           Receive Fixed Swap          196.4            6.7           4.4

      Long-term Borrowings        Receive Fixed Swap          200.0           22.7          24.4

      For the three and six months ended June 30, 2002, the impact from fair value hedges to net interest income was a positive $4.5 million and a positive $9.8 million, respectively.

      Cash Flow Hedges
      ----------------
      The following table presents information with respect to the Corporation's cash flow hedges.

      Cash Flow Hedges
      June 30, 2002                                                                    Weighted
                                                          Notional         Fair        Average
               Hedged                  Hedging             Amount         Value       Remaining
                Item                  Instrument         ($ in mil)     ($ in mil)    Term (Yrs)
      -------------------------   ------------------   -------------  -------------  ------------
      Variable Rate Loans         Receive Fixed Swap  $       300.0  $         7.8           0.8

      Institutional CDs             Pay Fixed Swap            320.0           (4.8)          2.9

      Commercial Paper              Pay Fixed Swap            200.0          (23.9)          4.4

      Fed Funds Purchased           Pay Fixed Swap            860.0          (21.7)          2.8

      FHLB Advances                 Pay Fixed Swap            610.0          (17.2)          4.6

      For the three and six months ended June 30, 2002, the impact from cash flow hedges to net interest income was a negative $13.3 million and a negative $23.3 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

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

      The Corporation evaluates the profit or loss performance of its segments based on operating income. Operating income is after-tax income excluding nonrecurring charges and charges for services from the holding company. The accounting policies of the Corporation's segments are the same as those described in Note 1 to the Corporation's Annual Report on Form 10-K, Item 8. Intersegment revenues may be based on cost, current market prices or negotiated prices between the providers and receivers of services.

      Based on the way the Corporation organizes its segments and the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Corporation has determined that it has two reportable segments. Information with respect to M&I's segments is as follows:

                                    Banking
                                    -------
      Banking consists of two banks headquartered in Wisconsin, with branches in Wisconsin, Arizona, Nevada, Florida and Minnesota, one federally chartered thrift headquartered in Nevada, an asset-based lending subsidiary and an operational support subsidiary which includes item processing. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the Internet.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

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

      Total Revenues by type in All Others consist of the following:

                                       Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                     ----------------------      ----------------------
                                         2002        2001            2002        2001
                                     ----------  ----------      ----------  ----------
Trust Services                      $     31.1  $     31.0      $     62.0  $     61.3
Residential Mortgage Banking               8.5        11.4            17.7        19.1
Capital Markets                            0.2         3.8            (0.3)       10.9
Brokerage and Insurance                    6.6         5.0            13.1        10.5
Commercial Leasing                         3.7         3.5             7.6         6.4
Commercial Mortgage Banking                1.3         0.7             2.2         1.3
Others                                     0.9         1.2             2.0         3.4
                                     ----------  ----------      ----------  ----------
Total revenue                       $     52.3  $     56.6      $    104.3  $    112.9
                                     ==========  ==========      ==========  ==========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

      The following represents the Corporation's operating segments as of and for the three and six months ended June 30, 2002 and 2001. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                           Three Months Ended June 30, 2002
                             ----------------------------------------------------------------------------------------------
                                                                                                                   Consol-
                                                                                                         Non-      idated
                                                                               Reclass-   Consol-     recurring    Income
                                                                             ifications   idated          &        Before
                                                                 Corporate    & Elim-    Operating    Goodwill   Accounting
                               Banking    Metavante    Others     Overhead     nations     Income      Charges     Change
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Revenue:
  Net interest income       $    249.6  $     (1.0) $      6.7  $     (5.3) $       --  $    250.0  $       --  $    250.0
  Fees - Unaffiliated
           customers              76.5       146.3        40.1         1.3        (0.1)      264.1          --       264.1
  Fees - Affiliated
           customers              11.8        16.5         5.5          --       (33.8)         --          --          --
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total revenues                   337.9       161.8        52.3        (4.0)      (33.9)      514.1          --       514.1

Expenses:
  Expenses - Unaffiliated
               customers         134.2       137.7        25.0        23.2        (2.1)      318.0          --       318.0
  Expenses - Affiliated
               customers          18.8         5.9         8.7        (1.6)      (31.8)         --          --          --
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total expenses                   153.0       143.6        33.7        21.6       (33.9)      318.0          --       318.0
Provision for loan
  and lease losses                16.7          --         0.3          --          --        17.0          --        17.0
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income before taxes    168.2        18.2        18.3       (25.6)         --       179.1          --       179.1
Income tax expense                53.8         7.5         7.1        (9.7)         --        58.7          --        58.7
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income            $    114.4  $     10.7  $     11.2  $    (15.9) $       --  $    120.4  $       --  $    120.4
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Identifiable assets         $ 28,089.2  $    700.8  $    588.1  $    389.1  $   (641.5) $ 29,125.7  $       --  $ 29,125.7
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Return on average
  tangible equity                 23.4%       24.2%       20.4%                               24.0%                   24.0%
                             ==========  ==========  ==========                          ==========              ==========

Return on average equity          18.0%       14.4%       20.1%                               17.7%                   17.7%
                             ==========  ==========  ==========                          ==========              ==========

                                                           Three Months Ended June 30, 2001
                             ----------------------------------------------------------------------------------------------
                                                                                                                   Consol-
                                                                                                         Non-      idated
                                                                               Reclass-   Consol-     recurring    Income
                                                                             ifications   idated          &        Before
                                                                 Corporate    & Elim-    Operating    Goodwill   Accounting
                               Banking    Metavante    Others     Overhead     nations     Income      Charges     Change
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Revenue:
  Net interest income       $    200.8  $     (0.9) $      7.0  $     (5.7) $       --  $    201.2  $       --  $    201.2
  Fees - Unaffiliated
           customers              71.7       137.3        43.5         1.4        (0.4)      253.5       (16.0)      237.5
  Fees - Affiliated
           customers               6.7        15.7         6.1          --       (28.5)         --          --          --
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total revenues                   279.2       152.1        56.6        (4.3)      (28.9)      454.7       (16.0)      438.7

Expenses:
  Expenses - Unaffiliated
               customers         111.8       126.1        27.2        25.3         1.8       292.2        50.0       342.2
  Expenses - Affiliated
               customers          20.2         5.0         7.1        (1.6)      (30.7)         --          --          --
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total expenses                   132.0       131.1        34.3        23.7       (28.9)      292.2        50.0       342.2
Provision for loan
  and lease losses                10.5          --         0.2          --          --        10.7          --        10.7
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income before taxes    136.7        21.0        22.1       (28.0)         --       151.8       (66.0)       85.8
Income tax expense                43.2         8.6         8.8       (10.6)         --        50.0       (23.9)       26.1
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income            $     93.5  $     12.4  $     13.3  $    (17.4) $       --  $    101.8  $    (42.1) $     59.7
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Identifiable assets         $ 24,923.8  $    687.8  $    750.6  $    241.5  $   (708.0) $ 25,895.7  $       --  $ 25,895.7
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Return on average
  tangible equity                 19.4%       20.6%       21.4%                               20.2%                   11.9%
                             ==========  ==========  ==========                          ==========              ==========

Return on average equity          17.1%       17.2%       21.3%                               17.4%                   10.2%
                             ==========  ==========  ==========                          ==========              ==========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2002 & 2001 (Unaudited)

                                                         Six Months Ended June 30, 2002
                             ----------------------------------------------------------------------------------------------
                                                                                                                   Consol-
                                                                                                         Non-      idated
                                                                               Reclass-   Consol-     recurring    Income
                                                                             ifications   idated          &        Before
                                                                 Corporate    & Elim-    Operating    Goodwill   Accounting
                               Banking    Metavante    Others     Overhead     nations     Income      Charges     Change
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Revenue:
  Net interest income       $    489.4  $     (2.0) $     13.4  $    (10.5) $       --  $    490.3  $       --  $    490.3
  Fees - Unaffiliated
           customers             149.8       291.4        79.8         2.6        (0.4)      523.2          --       523.2
  Fees - Affiliated
           customers              22.0        32.4        11.1          --       (65.5)         --          --         --
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total revenues                   661.2       321.8       104.3        (7.9)      (65.9)    1,013.5          --     1,013.5

Expenses:
  Expenses - Unaffiliated
               customers         258.9       275.4        52.2        47.7        (2.6)      631.6          --       631.6
  Expenses - Affiliated
               customers          36.4        11.3        17.3        (1.7)      (63.3)         --          --          --
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total expenses                   295.3       286.7        69.5        46.0       (65.9)      631.6          --       631.6
Provision for loan
  and lease losses                31.6          --         0.6          --          --        32.2          --        32.2
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income before taxes    334.3        35.1        34.2       (53.9)         --       349.7          --       349.7
Income tax expense               105.8        14.5        13.6       (20.3)         --       113.6          --       113.6
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income            $    228.5  $     20.6  $     20.6  $    (33.6) $       --  $    236.1  $       --  $    236.1
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Identifiable assets         $ 28,089.2  $    700.8  $    588.1  $    389.1  $   (641.5) $ 29,125.7  $       --  $ 29,125.7
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Return on average
  tangible equity                 23.9%       24.6%       18.9%                               23.8%                   23.8%
                             ==========  ==========  ==========                          ==========              ==========
Return on average equity          18.7 %      14.3%       18.6%                               17.9%                   17.9%
                             ==========  ==========  ==========                          ==========              ==========

                                                         Six Months Ended June 30, 2001
                             ----------------------------------------------------------------------------------------------
                                                                                                                   Consol-
                                                                                                         Non-      idated
                                                                               Reclass-   Consol-     recurring    Income
                                                                             ifications   idated          &        Before
                                                                 Corporate    & Elim-    Operating    Goodwill   Accounting
                               Banking    Metavante    Others     Overhead     nations     Income      Charges     Change
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Revenue:
  Net interest income       $    388.3  $     (1.5) $     12.5  $    (12.3) $       --  $    387.0  $       --  $    387.0
  Fees - Unaffiliated
           customers             139.9       268.8        90.7         1.1        (0.4)      500.1       (16.0)      484.1
  Fees - Affiliated
           customers              14.7        31.7         9.7         0.1       (56.2)         --          --          --
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total revenues                   542.9       299.0       112.9       (11.1)      (56.6)      887.1       (16.0)      871.1

Expenses:
  Expenses - Unaffiliated
               customers         222.7       254.2        56.1        39.4         0.2       572.6        60.0       632.6
  Expenses - Affiliated
               customers          35.9         8.2        14.5        (1.8)      (56.8)         --          --          --
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total expenses                   258.6       262.4        70.6        37.6       (56.6)      572.6        60.0       632.6
Provision for loan
  and lease losses                21.4          --         0.4          --          --        21.8          --        21.8
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income before taxes    262.9        36.6        41.9       (48.7)         --       292.7       (76.0)      216.7
Income tax expense                83.2        15.1        16.7       (18.8)         --        96.2       (25.8)       70.4
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income            $    179.7  $     21.5  $     25.2  $    (29.9) $       --  $    196.5  $    (50.2) $    146.3
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Identifiable assets         $ 24,923.8  $    687.8  $    750.6  $    241.5  $   (708.0) $ 25,895.7  $       --  $ 25,895.7
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Return on average
  tangible equity                 19.1%       18.0%       21.0%                               19.9%                   14.9%
                             ==========  ==========  ==========                          ==========              ==========

Return on average equity          16.8%       15.0%       20.8%                               17.1%                   12.8%
                             ==========  ==========  ==========                          ==========              ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                            MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)
                                                                Three Months Ended June 30,
                                                              ------------------------------
                                                                   2002             2001
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     698,182    $     602,661

Investment securities:
  Trading securities                                                12,932           30,272
  Short-term investments                                           907,098          402,889
  Other investment securities:
    Taxable                                                      3,160,500        4,095,798
    Tax-exempt                                                   1,236,252        1,267,049
                                                              -------------    -------------
Total investment securities                                      5,316,782        5,796,008

Total loans and leases                                          20,392,703       17,868,564
Less: Allowance for loan and lease losses                          291,919          245,020
                                                              -------------    -------------
Net loans and leases                                            20,100,784       17,623,544

Premises and equipment, net                                        415,940          385,000
Accrued interest and other assets                                1,952,720        1,580,144
                                                              -------------    -------------
Total Assets                                                 $  28,484,408    $  25,987,357
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                        $   3,360,327    $   2,727,725
  Interest bearing                                              15,235,115       14,471,737
                                                              -------------    -------------
Total deposits                                                  18,595,442       17,199,462

Funds purchased and security repurchase agreements               2,285,523        2,343,424
Other short-term borrowings                                      1,577,361        1,591,153
Long-term borrowings                                             2,414,191        1,697,154
Accrued expenses and other liabilities                             883,472          814,578
                                                              -------------    -------------
Total liabilities                                               25,755,989       23,645,771

Shareholders' equity                                             2,728,419        2,341,586
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  28,484,408    $  25,987,357
                                                              =============    =============

                            MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)
                                                                 Six Months Ended June 30,
                                                              ------------------------------
                                                                   2002             2001
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     674,003    $     607,625

Investment securities:
  Trading securities                                                11,278           30,097
  Short-term investments                                           996,036          360,716
  Other investment securities:
    Taxable                                                      3,047,285        4,291,126
    Tax-exempt                                                   1,232,808        1,280,329
                                                              -------------    -------------

Total investment securities                                      5,287,407        5,962,268

Total loans and leases                                          19,924,364       17,743,695
Less: Allowance for loan and lease losses                          285,961          241,425
                                                              -------------    -------------
Net loans and leases                                            19,638,403       17,502,270

Premises and equipment, net                                        407,841          385,706
Accrued interest and other assets                                1,909,170        1,552,615
                                                              -------------    -------------
Total Assets                                                 $  27,916,824    $  26,010,484
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                        $   3,272,763    $   2,692,949
  Interest bearing                                              14,545,517       14,744,553
                                                              -------------    -------------
Total deposits                                                  17,818,280       17,437,502

Funds purchased and security repurchase agreements               2,323,701        2,131,319
Other short-term borrowings                                      1,843,189        1,675,081
Long-term borrowings                                             2,420,926        1,654,637
Accrued expenses and other liabilities                             846,692          799,996
                                                              -------------    -------------
Total liabilities                                               25,252,788       23,698,535

Shareholders' equity                                             2,664,036        2,311,949
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  27,916,824    $  26,010,484
                                                              =============    =============

                    THREE MONTHS ENDED JUNE 30, 2002 and 2001

Net income for the second quarter of 2002 amounted to $120.4 million compared to $59.7 million for the same period in the prior year. Basic and diluted earnings per share were $0.56 and $0.54 respectively for the three months ended June 30, 2002, compared with $.28 for both basic and diluted earnings per share for the three months ended June 30, 2001. The return on average assets and average equity was 1.70% and 17.70% for the quarter ended June 30, 2002 and 0.92% and 10.22% for the quarter ended June 30, 2001.

The results of operations and financial position as of and for the three months ended June 30, 2002, include the effects of Metavante's four acquisitions in the second, third and fourth quarters of 2001, the Corporation's acquisitions of National City Bancorporation ("National City") and certain Arizona branches in the third quarter of 2001 and the acquisitions of Richfield State Agency, Inc. ("Richfield") and Century Bancshares, Inc. ("Century") which both closed on March 1, 2002. All acquisitions were accounted for using the purchase method of accounting and accordingly the results of operations and financial position are included from the dates the transactions were closed.

Net income for the prior year quarter includes certain losses and expenses associated with organizational changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual value write-downs, the final charges for the charter consolidation initiative and certain goodwill amortization which ceased on January 1, 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The impact of these items is shown in the following table ($000's):

                                                                       Three Months ended June 30,
                                                       Pre-tax      --------------------------------
                                                        Effect            2002             2001
                                                   ---------------  ---------------  ---------------
Income as Reported                                                 $       120,427  $        59,683

Nonrecurring Losses and Expenses:
  Metavante Subsidiary                                                          --
    Reduction in force and realignment            $        11,028
    Investment losses                                      16,057
    Acquisition related                                     3,843
                                                   ---------------
Total Metavante Subsidiary                                 30,928               --           18,587
  Auto Lease Residual Value Write-downs                    25,000               --           15,843
  Charter Consolidation                                     5,972               --            3,940
  Goodwill Amortization                                     4,086               --            3,713
                                                   ---------------  ---------------  ---------------
Total Adjustments                                 $        65,986               --           42,083
                                                   ===============  ---------------  ---------------
Operating Income                                                   $       120,427  $       101,766
                                                                    ===============  ===============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the current quarter and previous four quarters. Operating income for the third and fourth quarters of 2001 excludes certain expenses incurred in connection with acquisitions at the Corporation's Metavante subsidiary. Such expenses amounted to $37.6 million ($22.8 million after-tax) in the third quarter of 2001 and $3.5 million ($2.0 million after-
tax) in the fourth quarter of 2001. Operating income for the second quarter of 2001 excludes those items previously discussed. In addition, operating income for the third and fourth quarters of 2001 exclude certain goodwill amortization which ceased on January 1, 2002 as a result of adopting the new accounting standard on goodwill and other intangible assets. Return on tangible equity is based on operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of the income tax expense or benefit, if any, related to each component. This calculation was specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

   Summary Consolidated Operating Income Statements and Financial Statistics
   -------------------------------------------------------------------------
                        ($000's except per share data)
                        ------------------------------

                                                    2002                             2001
                                           -----------------------   -------------------------------------
                                             Second       First         Fourth       Third        Second
                                             Quarter     Quarter       Quarter      Quarter      Quarter
                                           ----------  -----------   -----------  -----------  -----------
Interest income                           $  390,143  $   380,407   $   401,974  $   423,248  $   431,447
Interest expense                            (140,145)    (140,130)     (164,686)    (204,746)    (230,213)
                                           ----------  -----------   -----------  -----------  -----------
Net interest income                          249,998      240,277       237,288      218,502      201,234

Provision for loan and lease losses          (16,980)     (15,196)      (20,109)     (12,206)     (10,737)

Net investment securities gains (losses)        (121)        (745)         (572)         774        2,991

Other income                                 264,275      259,747       262,492      254,497      250,554

Other expense                               (318,013)    (313,607)     (308,611)    (297,057)    (292,239)
                                           ----------  -----------   -----------  -----------  -----------
Income before taxes                          179,159      170,476       170,488      164,510      151,803
Income tax provision                         (58,732)     (54,847)      (56,274)     (54,223)     (50,037)
                                           ----------  -----------   -----------  -----------  -----------
Operating income                          $  120,427  $   115,629   $   114,214  $   110,287  $   101,766
                                           ==========  ===========   ===========  ===========  ===========
Per Common Share
  Operating income
    Basic                                 $     0.56  $      0.55   $      0.54  $      0.52  $      0.49
    Diluted                                     0.54         0.53          0.52         0.50         0.47
  Dividends                                    0.160        0.145         0.145        0.145        0.145

Return on Average Equity
  Operating income                             17.70 %      18.04 %       17.84 %      17.16 %      17.43 %

Return on Average Tangible Equity              23.99        23.64         22.83        20.93        20.15

            Summary Consolidated Operating Income Statement Components
            ----------------------------------------------------------
                       as a Percent of Average Total Assets
                       ------------------------------------

                                                    2002                             2001
                                           -----------------------   -------------------------------------
                                             Second       First         Fourth       Third        Second
                                             Quarter     Quarter       Quarter      Quarter      Quarter
                                           ----------  -----------   -----------  -----------  -----------
Interest income (FTE)                           5.60 %       5.76 %        6.02 %       6.48 %       6.78 %
Interest expense                               (1.97)       (2.08)        (2.42)       (3.08)       (3.55)
                                           ----------  -----------   -----------  -----------  -----------
Net interest income                             3.63         3.68          3.60         3.40         3.23

Provision for loan and lease losses            (0.24)       (0.23)        (0.30)       (0.18)       (0.17)

Net investment securities gains (losses)          --        (0.01)        (0.01)        0.01         0.05

Other income                                    3.72         3.85          3.85         3.82         3.87

Other expense                                  (4.47)       (4.64)        (4.52)       (4.46)       (4.51)
                                           ----------  -----------   -----------  -----------  -----------
Income before taxes                             2.64         2.65          2.62         2.59         2.47
Income tax provision                           (0.94)       (0.93)        (0.94)       (0.93)       (0.90)
                                           ----------  -----------   -----------  -----------  -----------
Return on average assets
  based on operating income                     1.70 %       1.72 %        1.68 %       1.66 %       1.57 %
                                           ==========  ===========   ===========  ===========  ===========
Return on tangible average assets
  based on tangible operating income            1.77 %       1.78 %        1.73 %       1.71 %       1.61 %
                                           ==========  ===========   ===========  ===========  ===========

                                 NET INTEREST INCOME
                                 -------------------
Net interest income for the second quarter of 2002 amounted to $250.0 million compared to $201.2 million reported for the second quarter of 2001. Loan growth and increased spreads on loan products, the impact of the banking purchase acquisitions and the downward re-pricing of retail deposit funding sources all contributed to the $48.8 million increase in net interest income. Factors negatively affecting net interest income included the ongoing process of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements, the cost of treasury share repurchases and the cash expenditures for acquisitions.

Average earning assets in the second quarter of 2002 increased $2.0 billion or 8.6% compared to the same period a year ago. Average loans accounted for $2.5 billion of the growth in earning assets compared to the second quarter of last year, while average investment securities and other short-term investments declined $0.5 billion. The Corporation estimates that approximately $2.3 billion of average earning asset growth was attributable to the banking related purchase acquisitions.

Average interest bearing liabilities increased $1.4 billion or 7.0% in the second quarter of 2002 compared to the same period in 2001. Since the second quarter of 2001, total average interest bearing deposits decreased $0.8 billion. Average total short-term borrowings were relatively unchanged while average long-term borrowings increased $0.7 billion. The Corporation estimates that approximately $1.8 billion of the growth in average interest bearing liabilities in the three months ended June 30, 2002, was attributable to the banking related purchase acquisitions.

Average noninterest bearing deposits increased $0.6 billion or 23.2% compared to the same period last year. Approximately $0.4 billion of average noninterest bearing deposits in the three months ended June 30, 2002 are attributable to the banking related purchase acquisitions.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                     Consolidated Average Loans and Leases
                     -------------------------------------

                                        2002                        2001                   Growth Pct.
                               ---------------------  -------------------------------  ------------------
                                Second       First      Fourth     Third     Second                Prior
                                Quarter     Quarter     Quarter   Quarter    Quarter     Annual   Quarter
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
Commercial
  Commercial                  $   6,087  $    5,848  $   5,680  $   5,640  $   5,328     14.2 %     4.1 %

  Commercial real estate
    Commercial mortgages          5,491       5,228      5,071      4,831      4,625     18.7       5.0
    Construction                    697         625        534        520        538     29.6      11.6
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
  Total commercial real estate    6,188       5,853      5,605      5,351      5,163     19.9       5.7

  Commercial lease financing        391         410        399        394        382      2.3      (4.6)
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
Total Commercial                 12,666      12,111     11,684     11,385     10,873     16.5       4.6

Personal
  Residential real estate
    Residential mortgages         2,371       2,346      2,444      2,303      2,384     (0.5)      1.1
    Construction                    137         131        142        120        122     12.6       4.8
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
  Total residential real estate   2,508       2,477      2,586      2,423      2,506      0.1       1.3

  Personal loans
    Student                         116         117        105         94        133    (12.3)     (0.6)
    Credit card                     163         164        161        174        184    (11.4)     (0.4)
    Home equity loans and lines   3,518       3,176      2,944      2,723      2,641     33.2      10.8
    Other                           934         876        912        927        864      8.1       6.6
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
  Total personal loans            4,731       4,333      4,122      3,918      3,822     23.8       9.2

  Personal lease financing          488         530        572        612        668    (27.0)     (8.0)
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
Total personal                    7,727       7,340      7,280      6,953      6,996     10.5       5.3
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
Total Consolidated Average
  Loans and Leases            $  20,393  $   19,451  $  18,964  $  18,338  $  17,869     14.1 %     4.8 %
                               =========  ==========  =========  =========  =========  =========  =======

Compared with the second quarter of 2001, total consolidated average loans and leases increased $2.5 billion or 14.1%. Approximately $1.9 billion of average total consolidated loan and lease growth in the second quarter of 2002 is attributable to acquisitions of which, approximately $0.7 billion is the estimated impact on average loans resulting from the Richfield and Century acquisitions which closed March 1, 2002. Excluding the impact of acquisitions, average commercial loans declined $0.2 billion while average commercial real estate loans grew approximately $0.7 billion. Portfolio decreases in indirect auto loans and leases and student loans, tighter spread products, were offset by growth in consumer and home equity portfolios, both wider spread products. Approximately $0.1 billion of indirect auto loan production was securitized and sold in the current quarter. Excluding the impact of acquisitions, average consumer loans grew approximately $0.4 billion. The decline in average residential real estate loans, excluding acquisitions, reflects the continued strategy of selling residential real estate loan production in the secondary market although recently, selected loans with wider spreads and adjustable rate characteristics have been retained in the portfolio and serve as a potential source of liquidity in the future. From a production standpoint, loan applications increased approximately 20% and loan closings increased approximately 8% compared to the first quarter of this year. Residential real estate loans sold to investors amounted to $0.4 billion in the second quarter of 2002 compared to $0.7 billion in the second quarter of the prior year.

Commercial loan growth came from new business relationship activities. The Corporation's commercial lending activities have historically fared well as the economy strengthens and it anticipates loan demand will slowly strengthen reflecting the condition of its markets in future quarters. Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary core consumer loan product and demand for these loans continues to be strong across the entire organization. The Corporation anticipates these products will continue to drive growth to the consumer side of its banking activities.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                          Consolidated Average Deposits
                          -----------------------------

                                        2002                        2001                   Growth Pct.
                               ---------------------  -------------------------------  ------------------
                                Second       First      Fourth     Third     Second                Prior
                                Quarter     Quarter     Quarter   Quarter    Quarter     Annual   Quarter
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
Bank issued deposits
  Noninterest bearing deposits
    Commercial                $   2,275 $    2,160  $    2,225 $    1,968 $    1,779      27.9 %    5.3 %
    Personal                        729        678         634        608        601      21.2      7.5
    Other                           357        346         388        365        347       2.6      3.0
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
  Total noninterest
    bearing deposits              3,361      3,184       3,247      2,941      2,727      23.2      5.5

  Interest bearing deposits
    Savings & NOW                 2,252      1,994       1,877      1,784      1,719      31.0     13.0
    Money market                  5,727      5,844       5,825      5,563      5,368       6.7     (2.0)
    Foreign activity                686        694         704        640        532      29.0     (1.1)
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
  Total interest
    bearing deposits              8,665      8,532       8,406      7,987      7,619      13.7      1.6

  Time deposits
    Other CDs & time deposits     2,868      2,881       3,097      3,167      3,203     (10.4)    (0.4)
    CDs greater than $100,000       657        651         721        751        749     (12.4)     0.8
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
  Total time deposits             3,525      3,532       3,818      3,918      3,952     (10.8)    (0.2)
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
Total bank issued deposits       15,551     15,248      15,471     14,846     14,298       8.8      2.0

Wholesale deposits
  Money market                       75         83          78         --        222     (66.3)    (9.5)
  Brokered CDs                    1,621      1,043         872      1,517      1,740      (6.8)    55.5
  Foreign time                    1,348        658         487        624        939      43.5    104.8
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
Total wholesale deposits          3,044      1,784       1,437      2,141      2,901       5.0     70.7
                               ---------  ----------  ---------  ---------  ---------  ---------  -------
Total consolidated
  average deposits            $  18,595 $   17,032  $   16,908 $   16,987 $   17,199       8.1 %    9.2 %
                               =========  ==========  =========  =========  =========  =========  =======

Average bank issued deposits increased $1.3 billion or 8.1% in the second quarter of 2002 compared to the second quarter of 2001. Average bank issued deposits associated with the acquisitions were approximately $1.7 billion of which approximately $0.8 billion is the estimated impact on average bank issued deposits resulting from the Richfield and Century acquisitions. Excluding the effect of the acquisitions, noninterest bearing deposits increased $0.2 billion while interest bearing activity accounts increased $0.4 billion. The growth in transaction deposits reflects the successful sales focus on certain activity accounts particularly in the Arizona marketplace. Excluding acquisitions, average CDs and time deposits declined $1.1 billion. M&I's markets have experienced some irrational pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels which the Corporation has elected not to pursue. Recently the Corporation introduced two longer-term step-up CD products that provide consumers with an increasing rate over the term of the CD. Consumer reaction to these products has been favorable and consumers have shown some willingness to lengthen the terms of insured deposits as demonstrated by the slowing of bank-issued time deposit run-off from the first to second quarter of this year.

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

Compared with the second quarter of 2001, average wholesale deposits were relatively unchanged. The Corporation has made greater use of wholesale funding alternatives especially institutional CDs during the first half of 2002. Average wholesale deposits were $1.6 billion greater in the current quarter compared with the fourth quarter of 2001.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and prior year second quarter are presented in the following table ($ in millions):

                                          Three Months Ended                Three Months Ended
                                             June 30, 2002                     June 30, 2001
                                    -------------------------------  --------------------------------
                                                          Average                           Average
                                      Average             Yield or      Average             Yield or
                                      Balance   Interest  Cost (b)      Balance   Interest  Cost (b)
                                    ---------- --------- ----------  ----------- --------- ----------
Loans and leases: (a)
  Commercial                       $  6,478.2 $    86.3      5.35 % $   5,710.7 $   102.4      7.19 %
  Commercial real estate              6,187.6     103.1      6.68       5,162.4     102.0      7.93
  Residential real estate             2,508.2      44.3      7.08       2,505.9      46.5      7.45
  Personal                            5,218.7      88.4      6.80       4,489.6      91.3      8.16
                                    ---------- --------- ----------  ----------- --------- ----------
Total loans and leases               20,392.7     322.1      6.34      17,868.6     342.2      7.68

Investment securities: (a)
  Taxable                             3,160.5      49.6      6.47       4,095.8      70.0      7.00
  Tax Exempt (a)                      1,236.3      22.9      7.50       1,267.0      23.1      7.40
                                    ---------- --------- ----------  ----------- --------- ----------
Total investment securities           4,396.8      72.5      6.76       5,362.8      93.1      7.10

Other short-term investments (a)        920.0       3.5      1.56         433.2       4.3      3.93
                                    ---------- --------- ----------  ----------- --------- ----------
Total interest earning assets      $ 25,709.5 $   398.1      6.24 % $  23,664.6 $   439.6      7.48 %
                                    ========== ========= ==========  =========== ========= ==========
Interest bearing deposits:
  Bank issued deposits:
    Interest bearing activity      $  8,665.4 $    26.8      1.24 % $   7,618.9 $    62.2      3.28 %
    Time deposits                     3,525.0      28.8      3.27       3,952.0      56.3      5.72
                                    ---------- --------- ----------  ----------- --------- ----------
  Total bank issued deposits         12,190.4      55.6      1.83      11,570.9     118.5      4.11
  Wholesale deposits                  3,044.7      17.8      2.34       2,900.8      37.5      5.17
                                    ---------- --------- ----------  ----------- --------- ----------
Total interest bearing deposits      15,235.1      73.4      1.93      14,471.7     156.0      4.32

Short-term borrowings                 3,862.9      37.8      3.93       3,934.6      49.3      5.02
Long-term borrowings                  2,414.2      28.9      4.81       1,697.2      24.9      5.90
                                    ---------- --------- ----------  ----------- --------- ----------
Total interest bearing liabilities $ 21,512.2 $   140.1      2.61 % $  20,103.5 $   230.2      4.59 %
                                    ========== ========= ==========  =========== ========= ==========
Net interest margin (FTE) as a
  percent of average earning assets           $   258.0      4.04 %             $   209.4      3.56 %
                                               ========= ==========              ========= ==========
Net interest spread (FTE)                                    3.63 %                            2.89 %
                                                         ==========                        ==========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The yield on average earning assets decreased 124 basis points since the second quarter of 2001, which had a negative impact on interest income (FTE) of approximately $77.5 million. The increase in the volume of earning assets, primarily loans and short term investments, increased interest income by approximately $36.1 million compared with the second quarter of 2001. The cost of interest bearing deposits decreased 239 basis points from the same quarter of the previous year which reflects rate declines. The favorable shift in the bank issued deposit mix also provided a benefit to the interest margin. Both short-term and long-term borrowing costs decreased 109 basis points compared with the second quarter of 2001. The overall decrease in the cost of interest bearing liabilities of 198 basis points decreased interest expense by approximately $107.9 million while the increase in the volume of interest bearing liabilities increased interest expense by approximately $17.8 million.

The Corporation anticipates the net interest margin will decline a few basis points in the third quarter, with net interest income growing with internal growth and the acquisitions. The Corporation intends to continue to manage its interest rate risk sensitivity by extending liabilities. The net interest margin can vary depending on loan and deposit growth, lending spreads and future interest rate changes.

            PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
            ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of June 30, 2002 and the prior four quarters.

                              NONPERFORMING ASSETS
                              --------------------
                                     ($000's)

                                                    2002                           2001
                                           -----------------------  ---------------------------------
                                             Second       First       Fourth       Third     Second
                                             Quarter     Quarter      Quarter     Quarter    Quarter
                                           ----------  -----------  -----------  ---------  ---------
Nonaccrual                                $  160,250  $   164,444  $   166,434  $ 163,946  $ 137,355

Renegotiated                                     314          366          378        389        249

Past due 90 days or more                       6,560        5,520        6,982      7,185      7,166
                                           ----------  -----------  -----------  ---------  ---------
Total nonperforming loans and leases         167,124      170,330      173,794    171,520    144,770

Other real estate owned                        6,296        6,736        6,796      5,842      3,671
                                           ----------  -----------  -----------  ---------  ---------
Total nonperforming assets                $  173,420  $   177,066  $   180,590  $ 177,362  $ 148,441
                                           ==========  ===========  ===========  =========  =========
Allowance for loan and lease losses       $  292,512  $   284,179  $   268,198  $ 264,736  $ 244,486
                                           ==========  ===========  ===========  =========  =========

                             CONSOLIDATED STATISTICS
                             -----------------------

                                                    2002                           2001
                                           -----------------------  ---------------------------------
                                             Second       First       Fourth       Third     Second
                                             Quarter     Quarter      Quarter     Quarter    Quarter
                                           ----------  -----------  -----------  ---------  ---------
Net Charge-offs to average
  loans and leases annualized                   0.17 %       0.23 %       0.35 %     0.24 %     0.15 %
Total nonperforming loans and leases
  to total loans and leases                     0.80         0.84         0.90       0.90       0.81
Total nonperforming assets to total loans
  and leases and other real estate owned        0.83         0.87         0.94       0.93       0.83
Allowance for loan and lease losses
  to total loans and leases                     1.40         1.40         1.39       1.39       1.37
Allowance for loan and lease losses
  to nonperforming loans and leases              175          167          154        154        169

                     NONACCRUAL LOANS AND LEASES BY TYPE
                     -----------------------------------
                                    ($000's)

                                                    2002                           2001
                                           -----------------------  ---------------------------------
                                             Second       First       Fourth       Third     Second
                                             Quarter     Quarter      Quarter     Quarter    Quarter
                                           ----------  -----------  -----------  ---------  ---------
Commercial
  Commercial, financial & agricultural    $   62,349  $    65,513  $    70,256  $  78,623  $  54,576
  Lease financing receivables                  3,993        4,876       12,041      2,022      1,892
                                           ----------  -----------  -----------  ---------  ---------
Total commercial                              66,342       70,389       82,297     80,645     56,468

Real estate
  Construction & land development              1,399          533          720      1,063      2,590
  Commercial mortgage                         40,933       39,436       34,546     38,117     38,440
  Residential mortgage                        50,079       52,504       47,783     42,147     38,389
                                           ----------  -----------  -----------  ---------  ---------
Total real estate                             92,411       92,473       83,049     81,327     79,419

Personal                                       1,497        1,582        1,088      1,974      1,468
                                           ----------  -----------  -----------  ---------  ---------
Total nonaccrual loans and leases         $  160,250  $   164,444  $   166,434  $ 163,946  $ 137,355
                                           ==========  ===========  ===========  =========  =========

             RECONCILIATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
             -----------------------------------------------------
                                    ($000's)

                                                    2002                           2001
                                           -----------------------  ---------------------------------
                                             Second       First       Fourth       Third     Second
                                             Quarter     Quarter      Quarter     Quarter    Quarter
                                           ----------  -----------  -----------  ---------  ---------
Beginning balance                         $  284,179  $   268,198  $   264,736  $ 244,486  $ 240,348

Provision for loan and lease losses           16,980       15,196       20,109     12,206     10,737

Allowance of banks and loans acquired             --       11,965           --     19,151         --

Loans and leases charged-off
  Commercial                                   3,740        4,505       11,323      5,266      3,607
  Real estate                                  2,580        3,008        4,404      3,768      1,734
  Personal                                     3,086        2,939        3,253      2,768      2,561
  Leases                                       1,767        2,930        1,174        450        770
                                           ----------  -----------  -----------  ---------  ---------
Total charge-offs                             11,173       13,382       20,154     12,252      8,672

Recoveries on loans and leases
  Commercial                                     542          682        2,216        362      1,042
  Real estate                                    770          474          292        357        403
  Personal                                       840          733          954        354        531
  Leases                                         374          313           45         72         97
                                           ----------  -----------  -----------  ---------  ---------
Total recoveries                               2,526        2,202        3,507      1,145      2,073
                                           ----------  -----------  -----------  ---------  ---------
Net loans and leases charge-offs               8,647       11,180       16,647     11,107      6,599
                                           ----------  -----------  -----------  ---------  ---------
Ending balance                            $  292,512  $   284,179  $   268,198  $ 264,736  $ 244,486
                                           ==========  ===========  ===========  =========  =========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At June 30, 2002, OREO acquired in satisfaction of debts amounted to $5.6 million and branch premises held for sale amounted to $0.7 million.

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

At June 30, 2002, nonperforming loans and leases amounted to $167.1 million or 0.80% of consolidated loans and leases of $20.9 billion, a decrease of $3.2 million or 1.9% since March 31, 2002. Nonaccrual loans and leases accounted for $4.2 million of the decline. Since the first quarter, nonaccrual commercial loans and leases declined $4.0 million while nonaccrual commercial real estate and nonaccrual construction and land development increased $1.5 million and $0.9 million, respectively. Nonaccrual residential real estate loans declined $2.4 million while nonaccrual consumer loans were relatively
unchanged.   At June 30, 2002, approximately $34.9 million of nonperforming loans are related to the National City, Richfield and Century acquisitions.

Net charge-offs amounted to $8.6 million or 0.17% of average loans in the second quarter of 2002 compared with net charge-offs of $11.2 million or 0.23% of average loans in the first quarter of 2002 and $6.6 million or 0.15% of average loans in the second quarter of the prior year.

Net charge-offs in the second quarter moved closer to the Corporation's historical levels. Compared to the first quarter, M&I's customers appear somewhat more pessimistic that signs of strengthening in the economy are evident. The Corporation believes that the communities it serves will continue to experience stress in the near term and until the economy demonstrates clear strengthening, some degree of uncertainty exists although it is considered very manageable at the present time.

                                   OTHER INCOME
                                   ------------
Total other income in the second quarter of 2002 amounted to $264.2 million compared to $237.5 million in the same period last year, an increase of $26.7 million or 11.2%.

Total data processing services revenue amounted to $146.3 million in the second quarter of 2002 compared to $138.1 million in the second quarter of 2001 an increase of $8.2 million or 5.9%. e-Finance solutions revenue increased $6.0 million or 21.6% compared to the second quarter of 2001, but was relatively unchanged when compared with the first quarter of 2002. The purging activity of one large customer in the fourth quarter of last year and first quarter of this year along with the transition to one technology platform built on the Brokat technology, is expected to result in only modest linked revenue growth in electronic banking through year-end. With respect to the transition to one platform technology, the consumer product is now generally available with migrations ongoing and business migrations are expected to begin in the fall. The bill presentment and payment component of e-Finance continued to show strong linked quarter and year over year growth in active customers and transactions processed. Financial technology solutions revenue, the traditional outsourcing business, increased $3.4 million or 3.1% led by electronic funds transfer and the card solutions group. In general, growth in this source of data processing services revenue has slowed due to continued bank consolidation and a weaker economy. Other revenue declined primarily due to lower professional services revenue.

Item processing revenue amounted to $9.1 million in the second quarter of 2002 compared to $12.0 million in the second quarter of 2001. During the latter part of 2001, the Corporation sold certain item processing relationships and also sold four Midwest item processing centers.

Trust services revenue amounted to $31.4 million in the second quarter of 2002, an increase of $0.8 million or 2.6% compared to $30.6 million in the second quarter of 2001 and $31.0 million in the first quarter of 2002. Acquisitions accounted for the majority of revenue growth. Assets under management were approximately $12.9 billion at June 30, 2002 compared to $13.0 billion at March 31, 2002, despite the poor performance of both the S&P 500 and NASDAQ in the current quarter.

Service charges on deposits increased $4.8 million or 23.4% and amounted to $25.2 million in the second quarter of 2002. Acquisitions accounted for approximately $1.7 million of the revenue in the second quarter of 2002. The remainder of the increase was primarily attributable to service charges on commercial demand accounts.

Mortgage banking revenue decreased $4.9 million in the second quarter of 2002 compared to the second quarter of 2001. Gains on the sale of mortgage loans accounted for the majority of the decrease which reflects the decreased sale activity as previously discussed.

Net investment securities losses in the second quarter of 2001 amounted to $13.1 million. Net securities gains, recognized primarily by the Corporation's Capital Markets Group which vary from period to period, were approximately $3.0 million. Securities losses of approximately $16.0 million were recognized by the Corporation's Metavante subsidiary and related to equity investments held relating to the mortgage origination business as well as an equity investment whose technology was replaced by the technology acquired as a result of Metavante's acquisitions of Derivion and Cyberbills.

Life insurance revenue in the second quarter of 2002 includes approximately $0.2 million from the banking related acquisitions.

Other income in the second quarter of 2002 amounted to $37.6 million compared to $30.3 million in the second quarter of 2001, an increase of $7.3 million or 23.8%. Approximately $2.2 million of the increase was attributable to the acquisitions. Other commissions and fees increased approximately $2.9 million. Auto securitization income increased $3.3 million of which $3.9 million was due to a mark-to-market on trading assets associated with auto loans sold to the revolving conduit. The Corporation is planning a term securitization in the third quarter which is expected to eliminate the volatility associated with the trading asset. During the second quarter of 2001, the Corporation sold approximately $46 million of student loans and recognized a gain of $1.7 million.

                                OTHER EXPENSE
                                -------------
Total other expense for the three months ended June 30, 2002, amounted to $318.0 million compared to $342.2 million for the three months ended June 30, 2001.

Nonrecurring expenses in the second quarter of 2001 consisted of the following:

      Single charter related expenses which are included in other expenses in the Consolidated Statement of Income amounted to $6.0 million. As previously discussed, this initiative was completed during the second quarter of 2001.

      Included in amortization of intangibles for the three months ended June 30, 2001, is $4.1 million of goodwill amortization which ceased to be amortized under the new accounting standard for goodwill and intangibles which was adopted on January 1, 2002.

      During the second quarter of 2001, the Corporation's Metavante subsidiary implemented a reduction in force and realignment which included closing selected regional offices as well as a general reduction in force across all classes of employees in the Milwaukee metropolitan area. Approximately 400 positions were eliminated. Total costs were approximately $11.0 million consisting primarily of severance of $9.6 million, lease termination and other occupancy related exit costs of $0.7 million and professional fees, including outplacement services of $0.4 million. This initiative is complete.

      Expenses and write-downs incurred in conjunction with the second quarter 2001 acquisitions of Derivion and Cyberbills and the loss from the sale of assets of a subsidiary amounted to $3.8 million. Acquisition related costs of approximately $2.8 million consisted of prepaid maintenance fees and capitalized software costs that were replaced by the acquired bill presentment and payment technology.

      During the second quarter of 2001, a $25.0 million charge was taken to write-down residual values of the Corporation's indirect auto lease portfolio.

Excluding these nonrecurring expenses, total other operating expense amounted to $318.0 million in the second quarter of 2002 compared to $292.2 million in the second quarter of 2001, an increase of $25.8 million or 8.8%.

Approximately $8.7 million of operating expenses, excluding salaries and benefits, in the second quarter of 2002 were attributable to the National City, Richfield, Century and Metavante's four purchase acquisitions which were included in M&I's operating expenses since their merger dates.

The Corporation's nonbanking businesses, especially its Data Services segment ("Metavante"), continue to be the primary contributors to operating expense growth. Excluding salaries and benefits expense, Metavante operating expense growth represents almost 60% of all of the consolidated operating expense growth and reflects the cost of its acquisitions as well as ongoing investments in software, technology research and development and infrastructure in potentially high-growth areas.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 2002 and 2001 and December 31, 2001 are:

                                                 Three Months    Three Months  Three Months
                                                    Ended           Ended         Ended
                                                   June 30,        March 31,    December 31,
                                                     2002            2002           2001
                                                --------------  -------------  ------------
Consolidated Corporation                             60.9 %          61.8 %         60.7 %

Consolidated Corporation Excluding Metavante

  Including Intangible Amortization                  50.1 %          50.7 %         51.6 %

  Excluding Intangible Amortization                  49.1 %          49.9 %         50.3 %

Salaries and employee benefits expense amounted to $185.3 million in the second quarter of 2002 compared to $178.1 million in the second quarter of 2001, an increase of $7.2 million. Excluding the severance charge of $9.6 million in the second quarter of 2001 as previously discussed, operating salaries and benefits expense increased $16.8 million or 10.0%. Operating salaries and employee benefits expense associated with the National City, Richfield and Century banking acquisitions and Metavante's four acquisitions was approximately $15.6 million.

Occupancy and equipment expense in the second quarter of 2002 amounted to $48.0 million. Approximately $3.4 million of the expense in the current quarter was attributable to the banking and Metavante acquisitions.

Metavante's operating expense growth accounted for approximately $1.0 million of the increase in software expenses in the second quarter of 2002 compared to the second quarter of 2001. Approximately $0.5 million of the increase is due to its acquisitions.

Included in processing charges in the second quarter of 2001, are Metavante's nonrecurring charges of approximately $1.9 million associated with prepaid maintenance as previously discussed.

Metavante and its acquisitions accounted for approximately $1.2 million of the increase in professional services expense in the current quarter compared to same period last year. Banking including its related acquisitions contributed an additional $1.0 million of expense in the second quarter of 2002 compared to the second quarter of 2001.

Excluding the effect of the new accounting standard on accounting for goodwill and intangibles, amortization expense increased $0.4 million and was primarily attributable to increased core deposit intangible amortization in the current quarter offset, in part, by accelerated mortgage servicing rights amortization recognized in the second quarter of last year.

Other expense amounted to $36.3 million in the second quarter of 2002 compared to $67.1 million in the second quarter of 2001. Included in this category in the prior year quarter were nonrecurring charges aggregating $33.2 million consisting of the single charter charges of $6.0 million, the lease residual value write-down of $25.0 million, Metavante acquisition related software write-downs of $0.9 million, the loss on the sale of assets of a subsidiary of $1.0 million and other miscellaneous charges related to Metavante's reduction in force and realignment all as previously discussed. Excluding these charges, other expense amounted to $36.3 million in the current quarter compared to $33.9 million in the second quarter of last year, an increase of $2.4 million or 7.0%. An increase in litigation, environmental clean-up charges and other losses amounted to approximately $3.8 million.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion capitalization was $4.7 million in the second quarter of 2001 and in the current quarter amounted to $6.0 million resulting in a decrease of $1.3 million in other expense in the second quarter of 2002 compared to the second quarter of 2001.

                                  INCOME TAXES
                                  ------------
The provision for income taxes for the three months ended June 30, 2002 amounted to $58.7 million or 32.8% of pre-tax income compared to $26.1 million or 30.5% of pre-tax income for the three months ended June 30, 2001. The difference in the effective tax rates was primarily due to the relative proportion of tax-exempt income to total income before taxes. The relative proportion of tax-exempt income to total income before taxes was greater in the second quarter of 2001 due to the effect of the nonrecurring charges that were previously discussed.

                      SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      ---------------------------------------
Net income for the six months ended June 30, 2002 amounted to $236.1 million compared to $145.8 million in the same period of 2001. Basic and diluted earnings per share were $1.11 and $1.07, respectively for the six months ended June 30, 2002 compared to $0.70 and $0.68, respectively for the same period last year. The year to date return on average equity was 17.87% in the current period and 12.72% for the six months ended June 30, 2001.

Net income for the first six months of 2001, includes certain losses and expenses incurred in connection with the previously announced structural changes and acquisitions at the Corporation's Metavante subsidiary, auto lease residual value write-downs, the final charge for the charter consolidation, the cumulative effect of the change in accounting for derivatives and hedging activities and certain goodwill amortization which ceased on January 1, 2002 as a result of adopting the new accounting standard for accounting for goodwill and other intangible assets. The impact of these items is shown in the following table ($000's):

                                                                       Six  Months ended June 30,
                                                       Pre-tax      -------------------------------
                                                        Effect            2002             2001
                                                   ---------------  --------------  ---------------
Income as Reported                                                 $      236,056  $       145,849

Nonrecurring Losses and Expenses:
  Metavante Subsidiary
    Reduction in force and realignment            $        11,028
    Investment losses                                      16,057
    Acquisition related                                     3,843
                                                   ---------------  --------------  ---------------
  Total Metavante Subsidiary                               30,928              --           18,587
  Auto Lease Residual Value Write-downs                    25,000                           15,843
  Charter Consolidations                                   11,952                            8,465
  Change in Accounting:
    Derivatives and Hedging Activities                        671                              436
  Goodwill Amortization                                     8,040                            7,295
                                                                    --------------  ---------------
Total Nonrecurring Losses and Expenses                                         --           50,626
                                                                    --------------  ---------------
Operating Income                                                   $      236,056  $       196,475
                                                                    ==============  ===============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the six months ended June 30, 2002 and 2001, respectively. Operating income for the six months ended June 30, 2001 excludes the nonrecurring items previously discussed. Return on tangible equity is based on operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

  Summary Consolidated Operating Income Statements and Financial Statistics
  -------------------------------------------------------------------------
                          ($000's except per share data)

                                     Six Months Ended June 30,
                                   ---------------------------
                                        2002          2001
                                   ------------  -------------
Interest income                   $    770,550  $     883,881
Interest expense                      (280,275)      (496,868)
                                   ------------  -------------
Net interest income                    490,275        387,013

Provision for loan and lease losses    (32,176)       (21,800)

Net investment securities (losses)        (866)         9,096

Other income                           524,022        491,020

Other expense                         (631,620)      (572,691)
                                   ------------  -------------
Income before taxes                    349,635        292,638
Income tax provision                  (113,579)       (96,163)
                                   ------------  -------------
Operating income                  $    236,056  $     196,475
                                   ============  =============
Per Common Share
  Operating income
    Basic                         $       1.11  $        0.94
    Diluted                               1.07           0.91
  Dividends                              0.305          0.278

Return on Average Equity
  Operating income                       17.87 %        17.14 %

Return on Average Tangible Equity        23.83          19.88

          Summary Consolidated Operating Income Statement Components
          ----------------------------------------------------------
                      as a Percent of Average Total Assets
                      ------------------------------------

                                     Six Months Ended June 30,
                                   ---------------------------
                                        2002          2001
                                   ------------  -------------
Interest income (FTE)                     5.68 %         6.97 %
Interest expense                         (2.02)         (3.85)
                                   ------------  -------------
Net interest income                       3.66           3.12

Provision for loan and lease losses      (0.23)         (0.17)

Net investment securities (losses)       (0.01)          0.07

Other income                              3.79           3.81

Other expense                            (4.56)         (4.45)
                                   ------------  -------------
Income before taxes                       2.65           2.38
Income tax provision                     (0.94)         (0.86)
                                   ------------  -------------
Return on average assets
  based on operating income               1.71 %         1.52 %
                                   ============  =============
Return on tangible average
  assets based on tangible
  operating income                        1.77 %         1.56 %
                                   ============  =============

The increase in operating income was primarily due to growth in net interest income of $103.3 million or 26.7% and was driven by the same factors enumerated in the previous discussion of quarterly results. Noninterest operating income increased 4.6% and was driven by data processing services revenue. The provision for loan and lease losses increased $10.4 million and other operating expenses increased $58.9 million. As previously discussed, the results of operations and financial position for the six months ended June 30, 2002 includes the impact of both the banking and Metavante related acquisitions closed since June 30, 2001.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current six months and prior year six months are presented in the following table ($ in millions):

                                           Six Months Ended                   Six Months Ended
                                             June 30, 2002                      June 30, 2001
                                    -------------------------------   --------------------------------
                                                          Average                            Average
                                      Average             Yield or       Average             Yield or
                                      Balance   Interest  Cost (b)       Balance   Interest  Cost (b)
                                    ---------- --------- ----------   ----------- --------- ----------
Loans and leases (a)
  Commercial                       $  6,368.6 $   169.7      5.37 %  $   5,677.4 $   214.1      7.60 %
  Commercial real estate              6,021.2     201.9      6.76        5,043.7     201.8      8.07
  Residential real estate             2,492.5      88.3      7.14        2,520.3      94.5      7.57
  Personal                            5,042.1     172.7      6.91        4,502.3     186.3      8.34
                                    ---------- --------- ----------   ----------- --------- ----------
Total loans and leases             $ 19,924.4 $   632.6      6.40 %  $  17,743.7 $   696.7      7.92 %

Investment securities:
  Taxable                             3,047.3     100.4      6.83        4,291.1     148.0      7.08
  Tax Exempt (a)                      1,232.8      45.5      7.51        1,280.4      45.7      7.29

Other short-term investments (a)      1,007.3       8.1      1.62          390.8       8.8      4.56
                                    ---------- --------- ----------   ----------- --------- ----------
Total interest earning assets      $ 25,211.8 $   786.6      6.31 %  $  23,706.0 $   899.2      7.68 %
                                    ========== ========= ==========   =========== ========= ==========
Interest bearing deposits:
  Bank issued deposits:
     Interest bearing activity     $  8,598.9 $    54.2      1.27 %  $   7,463.5 $   136.8      3.70 %
     Time deposits                    3,528.7      61.3      3.50        4,084.0     117.8      5.82
                                    ---------- --------- ----------   ----------- --------- ----------
  Total bank issued deposits         12,127.6     115.5      1.92       11,547.5     254.6      4.44

  Wholesale deposits                  2,417.9      28.8      2.40        3,197.1      88.5      5.58
                                    ---------- --------- ----------   ----------- --------- ----------
Total interest bearing deposits      14,545.5     144.3      2.00       14,744.6     343.1      4.69

Short-term borrowings                 4,166.9      76.7      3.71        3,806.4     103.4      5.48
Long-term borrowings                  2,420.9      59.3      4.94        1,654.6      50.4      6.14
                                    ---------- --------- ----------   ----------- --------- ----------
Total interest bearing liabilities $ 21,133.3 $   280.3      2.67 %  $  20,205.6 $   496.9      4.96 %
                                    ========== ========= ==========   =========== ========= ==========
Net interest margin (FTE) as a
percent of average earning assets             $   506.3      4.07 %              $   402.3      3.44 %
                                               ========= ==========               ========= ==========
Net interest spread (FTE)                                    3.64 %                             2.72 %
                                                         ==========                         ==========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------
Shareholders' equity was $2.71 billion at June 30, 2002 compared to $2.49 billion at December 31, 2001 and $2.36 billion at June 30, 2001.

During the first quarter of 2002, the Corporation issued 6.2 million shares of its common stock, adjusted for the two-for-one stock split, with an aggregate value of $186.6 million in the purchase acquisitions of Richfield and Century. During the second quarter of 2002, the Corporation issued 0.3 million shares of treasury common stock to fund its qualified employee stock purchase plan.

The Corporation acquired 3.3 million shares of its common stock during the second quarter of 2002 at an aggregate cost of $102.0 million and has purchased a total of 4.8 million shares, adjusted for the two-for-one stock split, at an aggregate cost of $150.5 million in the six months ended June 30, 2002.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                             RISK-BASED CAPITAL RATIOS
                             -------------------------
                                  ($ in millions)

                                      June 30, 2002                    December 31, 2001
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,165           9.19 % $           2,091           9.70 %
 Tier 1 Capital
   Minimum Requirement                   943           4.00                 862           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,222           5.19 % $           1,229           5.70 %
                            ================================   ================================

 Total Capital             $           2,874          12.20 % $           2,775          12.88 %
 Total Capital
   Minimum Requirement                 1,884           8.00               1,724           8.00
                            --------------------------------   --------------------------------
 Excess                    $             990           4.20 % $           1,051           4.88 %
                            ================================   ================================

 Risk-Adjusted Assets      $          23,554                  $          21,555
                            =================                  =================

                                LEVERAGE RATIOS
                                ---------------
                                ($ in millions)

                                      June 30, 2002                    December 31, 2001
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,165           7.82 % $           2,091           7.93 %
 Minimum Leverage
   Requirement                 831  -  1,384   3.00 -  5.00       791  -  1,318   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,334  -    781   4.82 -  2.82 % $ 1,300  -    773   4.93 -  2.93 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          27,680                  $          26,371
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $3.7 billion at June 30, 2002, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $1.0 billion at June 30, 2002, provides liquidity from maturities and amortization payments. The Corporation's mortgages held-for-sale provide additional liquidity. These loans represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $15.4 billion for the six months ended June 30, 2002. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances. Additionally, the banking affiliates may use brokered deposits and limited off-balance sheet structures such as those discussed in Note 9 to the Consolidated Financial Statements contained in Item 8 of the Corporation's Form 10-K and updated in Note 7 herein.

The Corporation's lead bank ("Bank") has a bank note program which permits it to issue up to $5.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred.
No bank notes were issued during the six months ended June 30, 2002. In addition, the Corporation's thrift issues commercial paper which is offered and sold only to institutional investors.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration which is intended to permit M&I to raise funds through sales of Corporate medium-term notes with a relatively short lead time. Under the shelf registration, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. No Series E notes were issued during the six months ended June 30, 2002. In May 2002, the Corporation began offering MiNotes which are medium-term notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. Up to $0.5 billion aggregate principal amount of MiNotes may be offered from time to time on terms determined at the time of sale. The minimum denomination of the notes will be one thousand dollars and integral multiples of one thousand dollars. As of June 30, 2002, $17.3 million of MiNotes have been issued. Additionally, the Corporation has a commercial paper program. At June 30, 2002, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $5.7 billion at June 30, 2002. Other obligations include maturities of longer-term borrowings, future minimum lease payments on facilities and equipment and commitments to extend credit and letters of credit all as described in the Notes to Consolidated Financial Statements contained in Item 8 of the Corporations Annual Report on Form 10-K. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

Long-term borrowings amounted to $1.7 billion at June 30, 2002. Scheduled maturities are: $125.7 million, $6.0 million, $10.6 million and $787.1 million for the fiscal twelve months ended June 30, 2004, 2005, 2006 and 2007, respectively. Scheduled maturities through June 30, 2003, of $785.6 million are included in other short-term borrowings in the consolidated balance sheet as of June 30, 2002.

At June 30, 2002, unused commitments to extend credit in the form of loans amounted to $9.8 billion. At June 30, 2002, standby letters of credit amounted to $977.1 million and commercial letters of credit amounted to $68.1 million. Since many commitments to extend credit expire without being drawn upon and letters of credit are contingent commitments, the amounts outstanding at any time do not necessarily represent future cash requirements.

                     CRITICAL ACCOUNTING POLICIES
                     ----------------------------
The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the Unites States in the preparation of the Corporation's consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation's Annual Report on Form 10-K and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgements and assumptions by management which may have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgements and assumptions made by management, actual results could differ from these judgements and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management considers the following to be those accounting policies that require significant judgements and assumptions:

                       Allowance for Loan and Lease Losses
                       -----------------------------------
The allowance for loan and lease losses is determined using a methodology which reserves currently for those loans and leases in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar "homogeneous" loans and environmental factors unique to each measurement date. This reserving methodology has the following components:

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

                          Collective Loan Impairment.
                          ---------------------------
      This component of the of the allowance for loan and lease losses is based on the following:

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

            The Corporation's senior lending management also allocates reserves for environmental conditions which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history. Reserves allocated are based on estimates of loss that senior lending management has isolated based on these economic trends or conditions. At June 30, 2002, special reserves continue to be carried for exposures to the airline and travel industries, manufacturing, paper and allied products and production agriculture which includes the dairy industry and cropping operations. While most loans in these categories are still performing, the Corporation continues to believe that these sectors were more adversely affected by the economic slowdown and deteriorating operating results and the potential for reduced collateral values, especially in a liquidation, have not exhibited a significant improvement since year end.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $292.5 million at June 30, 2002 compared to $284.2 million at March 31, 2002 and $268.2 million at December 31, 2001. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

                  Capitalized Software and Conversion Costs
                  -----------------------------------------
Direct costs associated with the production of computer software that will be marketed or used in data processing operations are capitalized. Capitalization of such costs is subject to strict accounting policy criteria however, the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. The amount of software capitalized in the second quarter of 2002 and 2001 amounted to $16.1 million and $10.6 million, respectively. Amortization expense amounted to $8.6 million and $5.8 million in the second quarter of 2002 and 2001, respectively.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight line basis over the terms, generally five to seven years, of the related servicing contract. Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties in case of early termination. The amount of conversion expenses capitalized in the second quarter of 2002 and 2001 amounted to $2.8 million and $4.7 million, respectively. Amortization expense amounted to $4.4 million and $4.8 million in the second quarter of 2002 and 2001, respectively.

Net unamortized costs were ($ in millions):

                                       June 30,      June 30,
                                         2002          2001
                                       --------      --------
                Software              $  124.8      $  112.7

                Conversions               39.0          50.9
                                       --------      --------
                                      $  163.8      $  163.6
                                       ========      ========

                                  Asset Sales
                                  -----------
The Corporation sells assets to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of servicing rights, interest-only strips, interest rate swaps and cash reserve accounts. Gain or loss on the sale of the assets depends in part on the carrying amount assigned to the assets sold and the retained interests. The value of the retained interests, both initially and on an on-going basis, are based on the present value of future cash flows. Future expected cash flows represent management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates-commensurate with the risks involved. The Corporation reviews the carrying values of the retained interests monthly to determine if there is a decline in value that is other than temporary and periodically reviews the propriety of the assumptions used based on current historical experience as well as the sensitivities of the carrying values of the retained interests to adverse changes in the key assumptions. The Corporation believes that is estimates result in a reasonable carrying value of the retained interests.

The Corporation regularly sells indirect automobile loans to an unconsolidated multi-seller asset backed commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The Corporation also sells, from time to time, highly rated available for sale investment securities and/or short-term commercial loans to an unconsolidated bankruptcy remote qualifying special purpose entity whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities and/or loans. Liquidity back-up and credit enhancement facilities are provided by the Corporation's lead bank. Under certain circumstances, these facilities would require the Bank to purchase sufficient investment securities or commercial loans from the entity to accommodate maturing commercial paper, which could result in a loss to the Bank. However, based on the quality of the assets that were sold at no gain or loss, the Corporation believes that the probability of a purchase and recognition of loss is remote.

The outstanding balances of assets sold in securitization transactions consisted of the following ($ in millions):
                                           June 30,      June 30,
                                             2002          2001
                                           --------      --------
            Consumer - automobile loans   $  520.6      $  302.2

            Investment securities            290.8         231.9

            Commercial loans                  50.7            --
                                           --------      --------
                                          $  862.1      $  534.1
                                           ========      ========

At June 30, 2002 and 2001, the carrying amount of retained interests amounted to $36.0 million and $26.7 million, respectively.

                         FORWARD-LOOKING STATEMENTS
                         --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Position and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding operating activities and results. Such statements are subject to important factors that could cause the Corporation's actual results to differ materially than those anticipated by the forward-looking statements. These factors include those referenced in the Corporation's Annual Report on Form 10-K for the period ending December 31, 2001 or as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.


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

                                        Impact to Annual Pretax Income as of
                                       --------------------------------------
                                           June 30, 2002      March 31, 2002
                                       -------------------   ----------------
Hypothetical Change in Interest Rate
------------------------------------
  100 basis point gradual:
    Rise in rates                               (0.5)%              (0.9)%

    Decline in rates                            (0.3)%               0.2 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of June 30, 2002 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

                                Equity Risk
                                -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I's Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exist, however, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.

As of June 30, 2002, M&I Trust Services administered $57.4 billion in assets and directly managed a portfolio of $12.9 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

                         PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   A. The Corporation held its Annual Meeting of Shareholders on April 23,
      2002.

   B. Votes cast for the election of six directors to serve until the 2005 Annual Meeting of Shareholders are as follows:

            Director           For       Withheld   Abstentions  Non-Vote
      --------------------  ----------   ---------  -----------  --------
      David L. Andreas      83,939,358   1,592,667       --         --
      Timothy E. Hoeksema   83,949,418   1,582,607       --         --
      John A. Mellowes      83,861,704   1,670,321       --         --
      Robert J. O'Toole     83,859,501   1,672,524       --         --
      Robert A. Schaefer    83,932,028   1,599,997       --         --
      John S. Shiely        83,940,788   1,591,237       --         --

      The continuing directors of the Corporation are as follows:

                  Richard A. Abdoo            Jon F. Chait
                  Wendell F. Bueche           Bruce E. Jacobs
                  Ted D. Kellner              Donald R. Johnson
                  Katharine C. Lyall          Dennis J. Kuester
                  Peter M. Platten, III       Edward L. Meyer, Jr.
                  James A. Urdan              San W. Orr, Jr.
                  James B. Wigdale            George E. Wardeberg

      Votes cast for approving the Corporation's Annual Executive Incentive Compensation Plan are as follows:

                      For       Against    Abstentions  Non-Vote
                  ----------   ---------   -----------  --------
                  77,906,968   5,751,963    1,873,094      --

  Item 6 - Exhibits and Reports on Form 8-K
  -----------------------------------------
   A. Exhibits:

        Exhibit 10.1 - Change of Control Agreement dated as of May 20, 2002 between the Corporation and Nancy A. Maas.

        Exhibit 10.2 - Change of Control Agreement dated as of May 31, 2002 between the Corporation and Randall J. Erickson.

        Exhibit 11  -  Statements - Computation of Earnings Per Share,
                       Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial Information herein.

        Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges


   B. Reports on Form 8-K:

      On May 3, 2002, the Corporation reported Items 5 and 7 in a Current Report on Form 8-K relating to the offering of $1,500,000,000 of medium term notes.

      On May 7, 2002, the Corporation reported Items 4 and 7 in a Current Report on Form 8-K in connection with the change to Deloitte & Touche LLP as its new independent accountants.

      On June 17 and June 20, 2002 the Corporation reported Items 5 and 7 in Current Reports on Form 8-K in connection with the Corporation's agreement to acquire Mississippi Valley Bancshares, Inc.

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


                        MARSHALL & ILSLEY CORPORATION
                        (Registrant)



                        /s/  Patricia R. Justiliano
                        ______________________________________

                        Patricia R. Justiliano
                        Senior Vice President and
                          Corporate Controller
                        (Chief Accounting Officer)



                        /s/  James E. Sandy
                        ______________________________________

                        James E. Sandy
                        Vice President



August 13, 2002

                              EXHIBIT INDEX
                              -------------

   Exhibit Number                    Description of Exhibit
   -------------- ------------------------------------------------------------

       (10.1) Change of Control Agreement dated as of May 20, 2002 between the Corporation and Nancy A. Maas.

       (10.2) Change of Control Agreement dated as of May 31, 2002 between the Corporation and Randall J. Erickson.

        (11) Statements - Computation of Earnings Per Share, Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial Information herein

        (12)      Computation of Ratio of Earnings to Fixed Charges