Form 10-Q
period 2002-09-30
MARSHALL & ILSLEY CORP/WI/
filed 2002-11-13
CIK 62741

============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

       Indicate by check mark whether the registrant is an accelerated filer
(as defined by Rule 12b-2 of the Exchange Act).    Yes   [X]       No   [ ]

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   [X]       No   [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           October 31, 2002
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   218,346,913

============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                              September 30,   December 31,  September 30,
                                                                   2002          2001            2001
                                                              -------------  -------------  -------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                     $     886,035  $     617,183  $     788,554
  Federal funds sold and security resale agreements                  15,964        119,561         33,619
  Money market funds                                                206,440        827,021        656,396
                                                               -------------  -------------  -------------
Total cash and cash equivalents                                   1,108,439      1,563,765      1,478,569

Investment securities:
  Trading securities, at market value                                27,484          6,119         11,180
  Short-term investments, at cost
    which approximates market                                        50,755         41,668         24,806
  Available for sale at market value                              3,821,691      3,383,632      3,863,068
  Held to maturity at amortized cost,
    market value $1,296,782
    ($1,049,952 December 31, and
    $1,101,318 September 30, 2001)                                1,230,989      1,032,093      1,060,015
                                                               -------------  -------------  -------------
Total investment securities                                       5,130,919      4,463,512      4,959,069

Loans and leases                                                 21,436,901     19,295,372     18,997,703
  Less: Allowance for loan and lease losses                         300,628        268,198        264,736
                                                               -------------  -------------  -------------
Net loans and leases                                             21,136,273     19,027,174     18,732,967

Premises and equipment                                              408,944        393,030        400,068
Goodwill                                                            667,467        524,748        512,252
Other intangibles                                                    79,972         63,337         61,324
Accrued interest and other assets                                 1,546,768      1,218,168      1,182,397
                                                               -------------  -------------  -------------
Total Assets                                                  $  30,078,782  $  27,253,734  $  27,326,646
                                                               =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                         $   3,940,870  $   3,558,571  $   3,357,337
  Interest bearing                                               13,728,288     12,934,476     13,320,289
                                                               -------------  -------------  -------------
Total deposits                                                   17,669,158     16,493,047     16,677,626

Funds purchased and security repurchase agreements                1,013,256      1,111,412      1,237,787
Other short-term borrowings                                       5,579,981      4,745,830      4,137,330
Accrued expenses and other liabilities                              920,086        850,300        927,549
Long-term borrowings                                              2,174,739      1,560,177      1,760,521
                                                               -------------  -------------  -------------
Total liabilities                                                27,357,220     24,760,766     24,740,813

Shareholders' equity:
---------------------
  Series A convertible preferred stock,
    $1.00 par value; 336,370 shares issued                              336            336            336
  Common stock, $1.00 par value;
    240,832,522 shares issued
    (117,301,755 December 31 and September 30, 2001)                240,833        117,302        117,302
  Additional paid-in capital                                        751,991        698,289        696,426
  Retained earnings                                               2,586,191      2,331,776      2,254,916
  Accumulated other comprehensive income,
    net of related taxes                                            (30,404)        40,600         53,453
  Less: Treasury common stock, at cost:
        30,815,860 shares
        (13,352,817 December 31, and
        10,795,640 September 30, 2001)                              806,014        673,494        515,713
        Deferred compensation                                        21,371         21,841         20,887
                                                               -------------  -------------  -------------
Total shareholders' equity                                        2,721,562      2,492,968      2,585,833
                                                               -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                    $  30,078,782  $  27,253,734  $  27,326,646
                                                               =============  =============  =============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except share data)

                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                            2002           2001
                                                                      -------------- --------------
Interest income
---------------
  Loans and leases                                                    $     325,954  $     339,221
  Investment securities:
    Taxable                                                                  49,826         64,006
    Exempt from federal income taxes                                         15,069         15,507
  Trading securities                                                             77            137
  Short-term investments                                                      1,847          4,380
                                                                       -------------  -------------
Total interest income                                                       392,773        423,251

Interest expense
  Deposits                                                                   69,601        129,783
  Short-term borrowings                                                      39,711         46,295
  Long-term borrowings                                                       30,660         28,695
                                                                       -------------  -------------
Total interest expense                                                      139,972        204,773
                                                                       -------------  -------------
Net interest income                                                         252,801        218,478
Provision for loan and lease losses                                          18,842         12,206
                                                                       -------------  -------------
Net interest income after provision for loan and lease losses               233,959        206,272

Other income
------------
  Data processing services:
    e-Finance solutions                                                      36,989         32,629
    Financial technology solutions                                          116,932        111,723
    Other                                                                        --             37
                                                                       -------------  -------------
  Total data processing services                                            153,921        144,389
  Item processing                                                             9,792         11,742
  Trust services                                                             28,966         30,144
  Service charges on deposits                                                24,921         21,151
  Mortgage banking                                                           14,343         10,647
  Net investment securities losses                                           (4,282)           775
  Life insurance revenue                                                      7,463          6,844
  Other                                                                      37,417         29,578
                                                                       -------------  -------------
Total other income                                                          272,541        255,270

Other expense
-------------
  Salaries and employee benefits                                            187,173        179,547
  Net occupancy                                                              20,228         22,779
  Equipment                                                                  29,205         29,177
  Software expenses                                                          10,514          9,604
  Processing charges                                                         11,085          9,271
  Supplies and printing                                                       5,085          4,916
  Professional services                                                       9,048          7,104
  Shipping and handling                                                      11,962         11,195
  Amortization of intangibles                                                 7,740         10,410
  Other                                                                      34,534         55,381
                                                                       -------------  -------------
Total other expense                                                         326,574        339,384
                                                                       -------------  -------------
Income before income taxes                                                  179,926        122,158
Provision for income taxes                                                   60,690         38,843
                                                                       -------------  -------------
Net income                                                            $     119,236  $      83,315
                                                                       =============  =============
Net income per common share
  Basic                                                               $        0.56  $        0.39
  Diluted                                                                      0.54           0.38

Dividends paid per common share                                       $       0.160  $       0.145

Weighted average common shares outstanding:
  Basic                                                                     210,053        211,928
  Diluted                                                                   219,578        221,832

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except share data)

                                                                      Nine Months Ended September 30,
                                                                     --------------------------------
                                                                            2002           2001
                                                                      -------------- --------------
Interest income
---------------
  Loans and leases                                                    $     957,510  $   1,034,889
  Investment securities:
    Taxable                                                                 150,210        211,969
    Exempt from federal income taxes                                         45,602         46,919
  Trading securities                                                            259            806
  Short-term investments                                                      9,742         12,549
                                                                       -------------  -------------
Total interest income                                                     1,163,323      1,307,132

Interest expense
----------------
  Deposits                                                                  213,919        472,920
  Short-term borrowings                                                     116,370        149,687
  Long-term borrowings                                                       89,958         79,034
                                                                       -------------  -------------
Total interest expense                                                      420,247        701,641

Net interest income                                                         743,076        605,491
Provision for loan and lease losses                                          51,018         34,006
                                                                       -------------  -------------
Net interest income after provision for loan and lease losses               692,058        571,485

Other income
------------
  Data processing services:
    e-Finance solutions                                                     104,763         86,799
    Financial technology solutions                                          340,470        324,761
    Other                                                                         2          3,965
                                                                       -------------  -------------
  Total data processing services                                            445,235        415,525
  Item processing                                                            29,198         36,247
  Trust services                                                             91,303         90,744
  Service charges on deposits                                                75,719         62,424
  Mortgage banking                                                           31,084         30,747
  Net investment securities losses                                           (5,148)        (6,186)
  Life insurance revenue                                                     22,201         20,069
  Other                                                                     106,105         89,759
                                                                       -------------  -------------
Total other income                                                          795,697        739,329

Other expense
-------------
  Salaries and employee benefits                                            551,953        525,536
  Net occupancy                                                              56,120         54,005
  Equipment                                                                  86,862         86,778
  Software expenses                                                          33,135         26,898
  Processing charges                                                         29,592         30,059
  Supplies and printing                                                      14,735         15,309
  Professional services                                                      27,633         20,906
  Shipping and handling                                                      34,858         33,438
  Amortization of intangibles                                                16,970         26,637
  Other                                                                     106,336        152,371
                                                                       -------------  -------------
Total other expense                                                         958,194        971,937

Income before income taxes and cumulative
  effect of changes in accounting principle                                 529,561        338,877
Provision for income taxes                                                  174,269        109,277
                                                                       -------------  -------------
Income before cumulative effect of
  changes in accounting principle                                           355,292        229,600
Cumulative effect of changes in accounting
  principle, net of income taxes                                                 --           (436)
                                                                       -------------  -------------
Net income                                                            $     355,292  $     229,164
                                                                       =============  =============

Net income per common share
  Basic:
    Income before cumulative effect of
      changes in accounting principles                                $        1.67  $        1.09
    Cumulative effect of changes in accounting
      principle, net of income taxes                                             --             --
                                                                       -------------  -------------
    Net income                                                        $        1.67  $        1.09
                                                                       =============  =============
  Diluted:
    Income before cumulative effect of
      changes in accounting principles                                $        1.61  $        1.05
    Cumulative effect of changes in accounting
      principle, net of income taxes                                             --             --
                                                                       -------------  -------------
    Net income                                                        $        1.61  $        1.05
                                                                       =============  =============

Dividends paid per common share                                       $       0.465  $       0.423

Weighted average common shares outstanding:
  Basic                                                                     210,367        207,828
  Diluted                                                                   220,142        217,632

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      ($000's)

                                                                      Nine Months Ended September 30,
                                                                     --------------------------------
                                                                            2002           2001
                                                                      -------------- --------------
Net Cash Provided by Operating Activities                             $     617,546  $     419,525

Cash Flows From Investing Activities:
  Proceeds from sales of securities available for sale                        3,423        159,145
  Proceeds from maturities of securities available for sale               1,285,798      1,375,356
  Proceeds from maturities of securities held to maturity                    61,023         51,436
  Purchases of securities available for sale                             (1,532,517)      (236,837)
  Purchases of securities held to maturity                                     (631)           (55)
  Net increase in loans                                                  (1,758,189)      (570,052)
  Purchases of assets to be leased                                         (147,831)      (407,836)
  Principal payments on lease receivables                                   340,442        545,640
  Fixed asset purchases, net                                                (31,381)       (34,216)
  Purchase acquisitions, net of cash equivalents acquired                   (23,250)       (46,903)
  Cash deposited for Mississippi Valley
      Bancshares, Inc. acquisition                                         (255,224)            --
  Other                                                                       5,542         15,661
                                                                       -------------  -------------
Net cash (used)/provided in investing activities                         (2,052,795)       851,339

Cash Flows From Financing Activities:
  Net increase/(decrease) in deposits                                       347,014     (3,613,551)
  Proceeds from issuance of commercial paper                              4,844,410      2,226,551
  Payments for maturity of commercial paper                              (4,770,385)    (2,279,042)
  Net increase in other short-term borrowings                               283,613      1,859,707
  Proceeds from issuance of long-term debt                                  885,389      1,486,731
  Payments of long-term debt                                               (368,684)      (168,263)
  Dividends paid                                                           (100,877)       (91,316)
  Purchases of treasury stock                                              (159,405)      (101,193)
  Other                                                                      18,848         23,388
                                                                       -------------  -------------
Net cash provided/(used) by financing activities                            979,923       (656,988)
                                                                       -------------  -------------
Net (decrease)/increase in cash and cash equivalents                       (455,326)       613,876

Cash and cash equivalents, beginning of year                              1,563,765        864,693
                                                                       -------------  -------------
Cash and cash equivalents, end of period                              $   1,108,439  $   1,478,569
                                                                       =============  =============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                          $     403,239  $     744,645
    Income taxes                                                            159,369        108,603

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                      September 30, 2002 & 2001 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2001 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2001 consolidated financial statements and analyses have been reclassified to conform with the 2002 presentation.

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

     SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Intangible assets that will not be amortized will be tested annually.

     The provisions of SFAS 142 are now being applied by the Corporation. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of the statement.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

     Income before cumulative effect of changes in accounting principles and related earnings per share after giving effect to the nonamortization provision of SFAS 142 are as follows (dollars and shares in thousands, except per share data):

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ------------------------------
                                                                                   2002            2001
                                                                             --------------   -------------
      Income before cumulative effect of changes in accounting principle     $     119,236   $      83,315
      Adjustments:
        Goodwill amortization, net of taxes                                             --           4,183
                                                                              -------------   -------------
      Income before cumulative effect of changes in accounting principle     $     119,236   $      87,498
                                                                              =============   =============
      Earnings per share:
        Basic:
          Reported income before cumulative effect
            of changes in accounting principle                               $        0.56   $        0.39
          Goodwill amortization                                                         --            0.02
                                                                              -------------   -------------
                                                                             $        0.56   $        0.41
                                                                              =============   =============
        Diluted:
          Reported income before cumulative effect
            of changes in accounting principle                               $        0.54   $        0.38
          Goodwill amortization                                                         --            0.02
                                                                              -------------   -------------
                                                                             $        0.54   $        0.40
                                                                              =============   =============

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ------------------------------
                                                                                   2002            2001
                                                                             --------------   -------------
      Income before cumulative effect of changes in accounting principle     $     355,292   $     229,600
      Adjustments:
        Goodwill amortization, net of taxes                                             --          11,478
                                                                              -------------   -------------
      Income before cumulative effect of changes in accounting principle     $     355,292   $     241,078
                                                                              =============   =============
      Earnings per share:
        Basic:
          Reported income before cumulative effect
            of changes in accounting principle                               $        1.67   $        1.09
          Goodwill amortization                                                         --            0.06
                                                                              -------------   -------------
                                                                             $        1.67   $        1.15
                                                                              =============   =============
        Diluted:
          Reported income before cumulative effect
            of changes in accounting principle                               $        1.61   $        1.05
          Goodwill amortization                                                         --            0.05
                                                                              -------------   -------------
                                                                             $        1.61   $        1.10
                                                                              =============   =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (dollars in thousands):

                                                 Banking        Metavante         Others          Total
                                             --------------  --------------  --------------  --------------
      Goodwill balance as
        of January 1, 2002                   $     396,561   $     125,587   $       2,600   $     524,748
      Goodwill acquired during the period          127,782          14,303           2,087         144,172
      Purchase accounting adjustments                2,579          (2,842)             --            (263)
      Goodwill amortization                         (1,190)             --              --          (1,190)
                                              -------------   -------------   -------------   -------------
      Goodwill balance as
        of September 30, 2002                $     525,732   $     137,048   $       4,687   $     667,467
                                              =============   =============   =============   =============

     At September 30, 2002, the Corporation's intangible assets consisted of the following (dollars in thousands):

      Amortized intangible assets:
        Core deposit intangible                              $      46,384
        Data processing contract rights/customer lists              24,902
        Loan servicing rights                                        7,980
        Trust customers                                                706
                                                              -------------
      Total amortized intangible assets                      $      79,972
                                                              =============
      Goodwill:
        Amortized (SFAS 72)                                  $       2,195
        Unamortized                                                665,272
                                                              -------------
      Total goodwill                                         $     667,467
                                                              =============

     In October 2002, the Financial Accounting Standards Board issued SFAS 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9. This statement, which is effective October 1, 2002, removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with the recently issued standards on business combinations (SFAS 141) and goodwill and other intangible assets (SFAS 142). The statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The impact of this standard is not considered material to the Corporation.

  3. Business Combinations

     The following acquisitions, which were not considered material business combinations, were completed during the first nine months of 2002.

     On March 1, 2002 the Corporation acquired all of the common stock of Richfield State Agency, Inc. ("Richfield"), a Minnesota bank holding company. Richfield had consolidated total assets of approximately $0.8 billion at completion of the merger. The Corporation issued 2.5 million common shares and paid cash of approximately $10.0 million in a tax-free exchange for the outstanding common stock of Richfield using the purchase method of accounting. The core deposit intangible and other identifiable intangible assets recorded in this transaction amounted to $19.3 million and $0.8 million, respectively. Initial goodwill subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $94.9 million.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

     Also, on March 1, 2002 the Corporation acquired all of the common stock of Century Bancshares, Inc. ("Century"), a Minnesota bank holding company. Century had consolidated total assets of approximately $0.3 billion at completion of the merger. The Corporation issued 0.6 million common shares and paid cash of approximately $19.9 million in a tax-free exchange for the outstanding common stock of Century using the purchase method of accounting. The core deposit intangible recorded in this transaction amounted to $6.1 million. Initial goodwill subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $34.9 million.

     On July 29, 2002, the Corporation's Metavante subsidiary acquired substantially all the assets of Paytrust, Inc., a privately held online bill management company based in Lawrenceville, New Jersey for cash. Identifiable intangible assets and initial goodwill subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $18.3 million. Integration costs, primarily related to operating duplicate platforms for a limited period of time, are anticipated to be approximately $6 million after-tax. During the third quarter, $2.3 million (after-tax) of integration costs were incurred and the balance of these charges are expected to be incurred in the fourth quarter of 2002 and the first quarter of 2003.

     On August 23, 2002, the Corporation's Metavante subsidiary acquired the assets of Spectrum EPB, LLC, an open, interoperable switch for exchanging online bills and payments for cash. Goodwill recorded in this transaction amounted to $2.0 million. Spectrum is a privately held, Atlanta-based company that was founded in 1999 by subsidiaries of J.P. Morgan Chase & Co., Wachovia Corporation and Wells Fargo & Company.

     The results of operations of the acquired entities have been included in the consolidated results since the dates the transactions were closed.

     The following acquisition was recently completed:

     On October 1, 2002, the Corporation acquired Mississippi Valley Bancshares, Inc. ("Mississippi Valley). Mississippi Valley with eight offices located in St. Louis, Missouri; Belleville, Illinois; and Phoenix, Arizona had consolidated total assets of $2.1 billion as of June 30, 2002. In conjunction with the merger the Corporation paid $255.2 million in cash and issued 8.25 million shares of M&I common stock in exchange for Mississippi Valley's outstanding common stock.

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                             Three Months Ended September 30, 2002
                                                        ----------------------------------------------
                                                             Income       Average Shares    Per Share
                                                          (Numerator)      (Denominator)      Amount
                                                        ---------------   --------------   -----------
      Net Income                                        $      119,236
      Convertible Preferred Dividends                           (1,230)
                                                         --------------
      Basic Earnings Per Share
        Income Available to Common Shareholders         $      118,006          210,053  $       0.56
                                                                                          ============
      Effect of Dilutive Securities
        Convertible Preferred Stock                              1,230            7,688
        Stock Options and Restricted Stock Plans                    --            1,837
                                                         --------------    -------------
      Diluted Earnings Per Share
        Income Available to Common Shareholders
          Plus Assumed Conversions                      $      119,236          219,578  $       0.54
                                                                                          ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

                                                             Three Months Ended September 30, 2001
                                                        ----------------------------------------------
                                                             Income       Average Shares    Per Share
                                                          (Numerator)      (Denominator)      Amount
                                                        ---------------   --------------   -----------
      Net Income                                        $       83,315
      Convertible Preferred Dividends                           (1,115)
                                                         --------------
      Basic Earnings Per Share
        Income Available to Common Shareholders         $       82,200          211,928  $       0.39
                                                                                          ============
      Effect of Dilutive Securities
        Convertible Preferred Stock                              1,115            7,688
        Stock Options and Restricted Stock Plans                    --            2,216
                                                         --------------    -------------
      Diluted Earnings Per Share
        Income Available to Common Shareholders
          Plus Assumed Conversions                      $       83,315          221,832  $       0.38
                                                                                          ============

                                                              Nine Months Ended September 30, 2002
                                                        ----------------------------------------------
                                                             Income       Average Shares    Per Share
                                                          (Numerator)      (Denominator)      Amount
                                                        ---------------   --------------   -----------
      Net Income                                        $      355,292
      Convertible Preferred Dividends                           (3,575)
                                                         --------------
      Basic Earnings Per Share
        Income Available to Common Shareholders         $      351,717          210,367  $       1.67
                                                                                          ============
      Effect of Dilutive Securities
        Convertible Preferred Stock                              3,575            7,688
        Stock Options and Restricted Stock Plans                    --            2,087
                                                         --------------    -------------
      Diluted Earnings Per Share
        Income Available to Common Shareholders
          Plus Assumed Conversions                      $      355,292          220,142  $       1.61
                                                                                          ============

                                                              Nine Months Ended September 30, 2001
                                                        ----------------------------------------------
                                                             Income       Average Shares    Per Share
                                                          (Numerator)      (Denominator)      Amount
                                                        ---------------   --------------   -----------
      Net Income                                        $      229,164
      Convertible Preferred Dividends                           (3,248)
                                                         --------------
      Basic Earnings Per Share
        Income Available to Common Shareholders         $      225,916          207,828  $       1.09
                                                                                          ============
      Effect of Dilutive Securities
        Convertible Preferred Stock                              3,248            7,688
        Stock Options and Restricted Stock Plans                    --            2,116
                                                         --------------    -------------
      Diluted Earnings Per Share
        Income Available to Common Shareholders
          Plus Assumed Conversions                      $      229,164          217,632  $       1.05
                                                                                          ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

     Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares is as follows:

                       Three months ended September 30,        Nine months ended September 30,
                   --------------------------------------  --------------------------------------
                          2002               2001                 2002               2001
                   -----------------  -------------------  -----------------  -------------------
      Shares            6,550,412          4,769,094            6,442,162          4,816,494

      Price Range  $29.4500 - $33.93  $28.5000 - $35.0313  $30.5850 - $33.93  $26.6950 - $35.031

  5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                          September 30,  December 31,   September 30,
                                                              2002           2001           2001
                                                         -------------- -------------- --------------
      Investment securities available for sale:
        U.S. treasury and government agencies            $   2,812,461  $   2,346,566  $   2,681,766
        State and political subdivisions                       242,747        176,167        182,422
        Mortgage backed securities                             175,385        175,471        225,366
        Other                                                  591,098        685,428        773,514
                                                          -------------  -------------  -------------
      Total                                              $   3,821,691  $   3,383,632  $   3,863,068
                                                          =============  =============  =============
      Investment securities held to maturity:
        U.S. government agencies                         $     239,605  $          --  $          --
        State and political subdivisions                       967,751      1,028,555      1,056,425
        Other                                                   23,633          3,538          3,590
                                                          -------------  -------------  -------------
      Total                                              $   1,230,989  $   1,032,093  $   1,060,015
                                                          =============  =============  =============

  6. The Corporation's loan and lease portfolio consists of the following ($000's):

                                                          September 30,  December 31,   September 30,
                                                              2002           2001           2001
                                                         -------------- -------------- --------------
      Commercial, financial & agricultural               $   6,047,032  $   5,716,061  $   5,925,830
      Real estate:
        Construction                                           964,343        730,864        610,956
        Residential mortgage                                 6,421,572      5,563,975      5,233,197
        Commercial mortgage                                  5,718,998      5,099,093      5,013,554
                                                          -------------  -------------  -------------
      Total real estate                                     13,104,913     11,393,932     10,857,707
      Personal                                               1,464,412      1,210,808      1,210,485
      Lease financing                                          814,003        962,356        991,766
      Cash flow hedging instruments at fair value                6,541         12,215         11,915
                                                          -------------  -------------  -------------
      Total                                              $  21,436,901  $  19,295,372  $  18,997,703
                                                          =============  =============  =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

  7. Sale of Receivables

     During the third quarter of 2002, $131.0 million of automobile loans were sold in securitization transactions. Gains and trading income of $8.7 million were recognized. Other income associated with auto securitizations in the current quarter amounted to $0.7 million.

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
         Variable returns to transferees          Forward one month
                                                    LIBOR yield curve

     At September 30, 2002, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                                                                           Total
                                                          Securitized     Portfolio       Managed
                                                        -------------- -------------- --------------
      Loan balances                                     $     582,197  $     207,588  $     789,785
      Principal amounts of loans
        60 days or more past due                                  709          1,029          1,738
      Net credit losses year to date                              882            647          1,529

  8. The Corporation's deposit liabilities consists of the following ($000's):

                                                          September 30,  December 31,   September 30,
                                                              2002           2001           2001
                                                         -------------- -------------- --------------
      Noninterest bearing demand                         $   3,940,870  $   3,558,571  $   3,357,337

      Savings and NOW                                        7,986,521      7,867,106      7,515,644
      CD's $100,000 and over                                 1,916,726      1,321,746      1,737,684
      Other time deposits                                    2,715,102      2,962,724      3,280,410
      Foreign deposits                                       1,109,939        782,900        786,551
                                                          -------------  -------------  -------------
                                                         $  17,669,158  $  16,493,047  $  16,677,626
                                                          =============  =============  =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

  9. Comprehensive Income

     The following tables present the Corporation's comprehensive income
     ($000's):

                                                          Three Months Ended September 30, 2002
                                                      --------------------------------------------
                                                        Before-Tax    Tax (Expense)   Net-of-Tax
                                                          Amount        Benefit         Amount
                                                      -------------- -------------- --------------
      Net income                                                                    $     119,236

      Other comprehensive income:

        Unrealized gains (losses) on securities:
          Arising during the period                   $      (6,509) $       2,611         (3,898)
          Reclassification for securities
            transactions included in net income                  --             --             --
                                                       -------------  -------------  -------------
              Unrealized gains (losses)                      (6,509)         2,611         (3,898)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                          (104,949)        36,732        (68,217)
        Reclassification adjustments for
          hedging activities included in net income          14,521         (5,082)         9,439
                                                       -------------  -------------  -------------
            Net gains (losses)                        $     (90,428) $      31,650        (58,778)
                                                       -------------  -------------  -------------
      Other comprehensive income (loss)                                                   (62,676)
                                                                                     -------------
      Total comprehensive income (loss)                                             $      56,560
                                                                                     =============

                                                          Three Months Ended September 30, 2001
                                                      --------------------------------------------
                                                        Before-Tax    Tax (Expense)   Net-of-Tax
                                                          Amount        Benefit         Amount
                                                      -------------- -------------- --------------
      Net income                                                                    $      83,315

      Other comprehensive income:

      Unrealized gains (losses) on securities:
        Arising during the period                     $      25,839  $      (9,806)        16,033
        Reclassification for securities
          transactions included in net income                (9,170)         3,210         (5,960)
                                                       -------------  -------------  -------------
            Unrealized gains (losses)                        16,669         (6,596)        10,073

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                           (36,256)        12,690        (23,566)
        Reclassification adjustments for
          hedging activities included in net income           3,113         (1,090)         2,023
                                                       -------------  -------------  -------------
            Net gains (losses)                        $     (33,143) $      11,600        (21,543)
                                                       -------------  -------------  -------------
      Other comprehensive income (loss)                                                   (11,470)
                                                                                     -------------
      Total comprehensive income (loss)                                             $      71,845
                                                                                     =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

                                                          Nine Months Ended September 30, 2002
                                                      --------------------------------------------
                                                        Before-Tax    Tax (Expense)   Net-of-Tax
                                                          Amount        Benefit         Amount
                                                      -------------- -------------- --------------
      Net income                                                                    $     355,292

      Other comprehensive income:

        Unrealized gains (losses) on securities:
          Arising during the period                   $       5,875  $      (2,069)         3,806
          Reclassification for securities
            transactions included in net income                  --             --             --
                                                       -------------  -------------  -------------
              Unrealized gains (losses)                       5,875         (2,069)         3,806

        Net gains (losses) on derivatives
          hedging variability of cash flows:
        Arising during the period                          (152,876)        53,506        (99,370)
        Reclassification adjustments for
          hedging activities included in net income          37,783        (13,223)        24,560
                                                       -------------  -------------  -------------
            Net gains (losses)                        $    (115,093) $      40,283        (74,810)
                                                       -------------  -------------  -------------
      Other comprehensive income (loss)                                                   (71,004)
                                                                                     -------------
      Total comprehensive income (loss)                                             $     284,288
                                                                                     =============

                                                          Nine Months Ended September 30, 2001
                                                      --------------------------------------------
                                                        Before-Tax    Tax (Expense)   Net-of-Tax
                                                          Amount        Benefit         Amount
                                                      -------------- -------------- --------------
      Net income                                                                    $     229,164

      Other comprehensive income:

        Unrealized gains (losses) on securities:
          Arising during the period                   $      83,415  $     (30,165)        53,250
          Reclassification for securities
            transactions included in net income             (12,242)         4,285         (7,957)
                                                       -------------  -------------  -------------
              Unrealized gains (losses)                      71,173        (25,880)        45,293

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Adoption of SFAS 133                                (15,665)         5,483        (10,182)
        Arising during the period                           (36,469)        12,764        (23,705)
        Reclassification adjustments for
          hedging activities included in net income           6,031         (2,111)         3,920
                                                       -------------  -------------  -------------
            Net gains (losses)                        $     (46,103) $      16,136        (29,967)
                                                       -------------  -------------  -------------
      Other comprehensive income (loss)                                                    15,326
                                                                                     -------------
      Total comprehensive income (loss)                                             $     244,490
                                                                                     =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

 10. Derivative Financial Instruments and Hedging Activities

     Trading Instruments
      -------------------
     The Corporation enters into interest rate swaps as part of its trading and securitization activities. Interest rate swaps enable customers to manage their exposures to interest rate risk. The Corporation's market risk from unfavorable movements in interest rates is generally minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indices.

     At September 30, 2002, interest rate swaps designated as trading consisted of $583.3 million in notional amount of receive fixed/pay floating with an aggregate positive fair value of $22.3 million and $216.4 million in notional amount of pay fixed/receive floating with an aggregate negative fair value of $9.3 million.

     Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

     Fair Value Hedges
      -----------------
     The following table presents information with respect to the Corporation's fair value hedges.

      Fair Value Hedges
      September 30, 2002                                                                  Weighted
                                                             Notional         Fair        Average
               Hedged                     Hedging             Amount         Value       Remaining
                Item                     Instrument         ($ in mil)     ($ in mil)    Term (Yrs)
      ---------------------------- --------------------- -------------- -------------- -------------
      Callable CDs                 Receive Fixed Swap    $       141.5  $         1.7           7.3

      Medium Term Notes            Receive Fixed Swap            196.4           17.0           4.1

      Long-term Borrowings         Receive Fixed Swap            200.0           38.4          24.2

     For the three and nine months ended September 30, 2002, the impact from fair value hedges to net interest income was a positive $5.6 million and a positive $16.7 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

     The following table presents information with respect to the Corporation's cash flow hedges.

      Cash Flow Hedges
      September 30, 2002                                                                  Weighted
                                                             Notional         Fair        Average
               Hedged                     Hedging             Amount         Value       Remaining
                Item                     Instrument         ($ in mil)     ($ in mil)    Term (Yrs)
      ---------------------------- --------------------- -------------- -------------- -------------
      Variable Rate Loans          Receive Fixed Swap    $       275.0  $         6.5           0.6

      Institutional CDs            Pay Fixed Swap                320.0          (15.1)          2.6

      Commercial Paper             Pay Fixed Swap                200.0          (35.2)          4.2

      Fed Funds Purchased          Pay Fixed Swap                860.0          (52.5)          2.6

      FHLB Advances                Pay Fixed Swap                610.0          (53.0)          4.4

     During the third quarter of 2002, the Corporation entered into a forward starting interest rate swap for the forecasted issuance of Bank notes. Bank notes in the amount of $0.5 billion were issued during the third quarter of 2002 and the interest rate swap was terminated. The negative $1.3 million in accumulated other comprehensive income at termination is being amortized into interest expense over the term of the Bank notes using the effective interest method.

     For the three and nine months ended September 30, 2002, the impact from cash flow hedges to net interest income was a negative $14.5 million and a negative $37.8 million, respectively.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                      September 30, 2002 & 2001 (Unaudited)

     Based on the way the Corporation organizes its segments and the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Corporation has determined that it has two reportable segments. Information with respect to M&I's segments is as follows:

                                   Banking
                                   -------
     Banking consists of two banks headquartered in Wisconsin, with branches in Wisconsin, Arizona, and Minnesota, one federally chartered thrift headquartered in Nevada, with branches in Wisconsin and Florida, an asset-based lending subsidiary and an operational support subsidiary which includes item processing. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the Internet.

                          Data Services (or Metavante)
                          ----------------------------
     Data Services consists of Metavante and its nonbank subsidiaries. Metavante provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Metavante derives revenue from the Corporation's credit card merchant operations. The majority of Metavante revenue is derived from internal and external processing. Intrasegment revenues, expenses and assets have been eliminated.

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

     Total Revenue by type in All Others consists of the following:

                                           Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                      --------------------------        --------------------------
                                           2002          2001                2002          2001
                                      ------------  ------------        ------------  ------------
        Trust Services                $      29.0   $      29.7         $      91.0   $      91.0
        Residential Mortgage Banking         12.9          10.1                30.6          29.2
        Capital Markets                      (4.2)          1.3                (4.5)         12.2
        Brokerage and Insurance               5.5           5.2                18.6          15.7
        Commercial Leasing                    3.4           3.1                11.0           9.5
        Commercial Mortgage Banking           1.2           0.7                 3.4           2.0
        Others                                1.0           1.1                 3.0           4.5
                                       -----------   -----------         -----------   -----------
      Total revenue                   $      48.8   $      51.2         $     153.1   $     164.1
                                       ===========   ===========         ===========   ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2002 & 2001 (Unaudited)

     The following represents the Corporation's operating segments as of and for the three and nine months ended September 30, 2002 and 2001. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                              Three Months Ended September 30, 2002
                             ----------------------------------------------------------------------------------------------------
                                                                                                                        Consol-
                                                                                                            Non-        idated
                                                                                Reclass-      Consol-     recurring     Income
                                                                               ifications     idated          &         Before
                                                                  Corporate      & Elim-     Operating    Goodwill    Accounting
                             Banking     Metavante      Others     Overhead      nations      Income      Charges       Change
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Revenues:
  Net interest income     $     251.6  $      (1.0) $       7.3  $      (5.1) $        --  $     252.8  $        --  $     252.8
  Fees - Unaffiliated
           customers             82.2        153.9         35.1          1.3           --        272.5           --        272.5
  Fees - Affiliated
           customers             11.4         16.1          6.4           --        (33.9)          --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenues                  345.2        169.0         48.8         (3.8)       (33.9)       525.3           --        525.3

Expenses:
  Expenses - Unaffiliated
               customers        132.8        139.6         33.2         16.5          0.6        322.7          3.9        326.6
  Expenses - Affiliated
               customers         21.9          6.2          8.1         (1.7)       (34.5)          --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total expenses                  154.7        145.8         41.3         14.8        (33.9)       322.7          3.9        326.6
Provision for loan
  and lease losses               18.5           --          0.3           --           --         18.8           --         18.8
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income
  before taxes                  172.0         23.2          7.2        (18.6)          --        183.8         (3.9)       179.9
Income tax expense               56.8          9.5          3.2         (7.2)          --         62.3         (1.6)        60.7
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income          $     115.2  $      13.7  $       4.0  $     (11.4) $        --  $     121.5  $      (2.3) $     119.2
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Identifiable assets       $  28,743.7  $     766.2  $     732.1  $     588.8  $    (752.0) $  30,078.8  $        --  $  30,078.8
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Return on average
  tangible equity                24.6 %       30.5 %        7.6 %                                 24.0 %                    23.6 %
                           ===========  ===========  ===========                            ===========               ===========
Return on average equity         18.7 %       17.7 %        7.4 %                                 17.7 %                    17.4 %
                           ===========  ===========  ===========                            ===========               ===========

                                                              Three Months Ended September 30, 2001
                             ----------------------------------------------------------------------------------------------------
                                                                                                                        Consol-
                                                                                                            Non-        idated
                                                                                Reclass-      Consol-     recurring     Income
                                                                               ifications     idated          &         Before
                                                                  Corporate      & Elim-     Operating    Goodwill    Accounting
                             Banking     Metavante      Others     Overhead      nations      Income      Charges       Change
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Revenues:
  Net interest income     $     218.8  $      (0.9) $       6.7  $      (6.1) $        --  $     218.5  $        --  $     218.5
  Fees - Unaffiliated
           customers             70.6        144.4         39.1          1.4         (0.3)       255.2           --        255.2
  Fees - Affiliated
           customers              9.1         14.8          5.4           --        (29.3)          --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenues                  298.5        158.3         51.2         (4.7)       (29.6)       473.7           --        473.7

Expenses:
  Expenses - Unaffiliated
               customers        116.6        130.4         26.7         23.7         (0.4)       297.0         42.4        339.4
  Expenses - Affiliated
               customers         19.0          4.8          7.2         (1.8)       (29.2)          --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total expenses                  135.6        135.2         33.9         21.9        (29.6)       297.0         42.4        339.4
Provision for loan
  and lease losses               11.9           --          0.3           --           --         12.2           --         12.2
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income
  before taxes                  151.0         23.1         17.0        (26.6)          --        164.5        (42.4)       122.1
Income tax expense               48.1          9.3          6.8        (10.0)          --         54.2        (15.4)        38.8
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income          $     102.9  $      13.8  $      10.2  $     (16.6) $        --  $     110.3  $     (27.0) $      83.3
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Identifiable assets       $  26,255.0  $     678.4  $     726.4  $     609.2  $    (942.4) $  27,326.6  $        --  $  27,326.6
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Return on average
  tangible equity                21.3 %       28.2 %       15.6 %                                 20.9 %                    15.9 %
                           ===========  ===========  ===========                            ===========               ===========
Return on average equity         18.5 %       19.1 %       15.5 %                                 17.2 %                    13.0 %
                           ===========  ===========  ===========                            ===========               ===========

                                                               Nine Months Ended September 30, 2002
                             ----------------------------------------------------------------------------------------------------
                                                                                                                        Consol-
                                                                                                            Non-        idated
                                                                                Reclass-      Consol-     recurring     Income
                                                                               ifications     idated          &         Before
                                                                  Corporate      & Elim-     Operating    Goodwill    Accounting
                             Banking     Metavante      Others     Overhead      nations      Income      Charges       Change
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Revenues:
  Net interest income     $     741.0  $      (3.0) $      20.7  $     (15.6) $        --  $     743.1  $        --  $     743.1
  Fees - Unaffiliated
           customers            231.6        445.3        114.9          3.9           --        795.7           --        795.7
  Fees - Affiliated
           customers             33.8         48.5         17.5           --        (99.8)          --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenues                1,006.4        490.8        153.1        (11.7)       (99.8)     1,538.8           --      1,538.8

Expenses:
  Expenses - Unaffiliated
               customers        392.6        415.0         84.8         63.9         (2.0)       954.3          3.9        958.2
  Expenses - Affiliated
               customers         57.5         17.5         25.9         (3.1)       (97.8)          --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total expenses                  450.1        432.5        110.7         60.8        (99.8)       954.3          3.9        958.2
Provision for loan
  and lease losses               50.2           --          0.8           --           --         51.0           --         51.0
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income
  before taxes                  506.1         58.3         41.6        (72.5)          --        533.5         (3.9)       529.6
Income tax expense              162.5         24.1         16.8        (27.5)          --        175.9         (1.6)       174.3
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income          $     343.6  $      34.2  $      24.8  $     (45.0) $        --  $     357.6  $      (2.3) $     355.3
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Identifiable assets       $  28,743.7  $     766.2  $     732.1  $     588.8  $    (752.0) $  30,078.8  $        --  $  30,078.8
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Return on average
  tangible equity                24.1 %       26.2 %       15.1 %                                 23.9 %                    23.8 %
                           ===========  ===========  ===========                            ===========               ===========
Return on average equity         18.7 %       15.3 %       14.9 %                                 17.8 %                    17.7 %
                           ===========  ===========  ===========                            ===========               ===========

                                                               Nine Months Ended September 30, 2001
                             ----------------------------------------------------------------------------------------------------
                                                                                                                        Consol-
                                                                                                            Non-        idated
                                                                                Reclass-      Consol-     recurring     Income
                                                                               ifications     idated          &         Before
                                                                  Corporate      & Elim-     Operating    Goodwill    Accounting
                             Banking     Metavante      Others     Overhead      nations      Income      Charges       Change
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Revenues:
  Net interest income     $     607.2  $      (2.5) $      19.2  $     (18.4) $        --  $     605.5  $        --  $     605.5
  Fees - Unaffiliated
           customers            210.5        413.3        129.8          2.5         (0.7)       755.4        (16.1)       739.3
  Fees - Affiliated
           customers             23.8         46.5         15.1          0.1        (85.5)          --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenues                  841.5        457.3        164.1        (15.8)       (86.2)     1,360.9        (16.1)     1,344.8

Expenses:
  Expenses - Unaffiliated
               customers        339.3        384.6         82.8         63.2         (0.2)       869.7        102.2        971.9
  Expenses - Affiliated
               customers         55.0         12.9         21.7         (3.6)       (86.0)          --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total expenses                  394.3        397.5        104.5         59.6        (86.2)       869.7        102.2        971.9
Provision for loan
  and lease losses               33.3           --          0.7           --           --         34.0           --         34.0
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income
  before taxes                  413.9         59.8         58.9        (75.4)          --        457.2       (118.3)       338.9
Income tax expense              131.3         24.4         23.5        (28.8)          --        150.4        (41.1)       109.3
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income          $     282.6  $      35.4  $      35.4  $     (46.6) $        --  $     306.8  $     (77.2) $     229.6
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Identifiable assets       $  26,255.0  $     678.4  $     726.4  $     609.2  $    (942.4) $  27,326.6  $        --  $  27,326.6
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Return on average
  tangible equity                19.9 %       20.9 %       19.1 %                                 20.2 %                    15.2 %
                           ===========  ===========  ===========                            ===========               ===========
Return on average equity         17.4 %       16.4 %       19.0 %                                 17.2 %                    12.8 %
                           ===========  ===========  ===========                            ===========               ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                         2002             2001
                                                   --------------   --------------
Assets
------
Cash and due from banks                            $     705,880    $     680,451

Investment securities:
  Trading securities                                      21,098           13,910
  Short-term investments                                 477,285          497,709
  Other investment securities:
    Taxable                                            3,444,294        3,753,722
    Tax-exempt                                         1,223,370        1,268,253
                                                    -------------    -------------
Total investment securities                            5,166,047        5,533,594

Total loans and leases                                20,940,989       18,338,194
Less: Allowance for loan and lease losses                301,127          259,083
                                                    -------------    -------------
Net loans and leases                                  20,639,862       18,079,111

Premises and equipment, net                              414,818          396,422
Accrued interest and other assets                      1,999,721        1,721,717
                                                    -------------    -------------
Total Assets                                       $  28,926,328    $  26,411,295
                                                    =============    =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                              $   3,505,620    $   2,940,571
  Interest bearing                                    14,780,334       14,046,651
                                                    -------------    -------------
Total deposits                                        18,285,954       16,987,222

Funds purchased and security repurchase agreements     2,563,474        2,100,279
Other short-term borrowings                            1,778,498        1,816,788
Long-term borrowings                                   2,633,620        2,079,704
Accrued expenses and other liabilities                   938,839          877,323
                                                    -------------    -------------
Total liabilities                                     26,200,385       23,861,316

Shareholders' equity                                   2,725,943        2,549,979
                                                    -------------    -------------
Total Liabilities and Shareholders' Equity         $  28,926,328    $  26,411,295
                                                    =============    =============

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                         2002             2001
                                                   --------------   --------------
Assets
------
Cash and due from banks                            $     684,745    $     632,168

Investment securities:
  Trading securities                                      14,587           24,642
  Short-term investments                                 821,219          406,882
  Other investment securities:
    Taxable                                            3,181,076        4,110,023
    Tax-exempt                                         1,229,627        1,276,259
                                                    -------------    -------------
Total investment securities                            5,246,509        5,817,806

Total loans and leases                                20,266,963       17,944,039
Less: Allowance for loan and lease losses                291,072          247,376
                                                    -------------    -------------
Net loans and leases                                  19,975,891       17,696,663

Premises and equipment, net                              410,193          389,317
Accrued interest and other assets                      1,939,685        1,609,602
                                                    -------------    -------------
Total Assets                                       $  28,257,023    $  26,145,556
                                                    =============    =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                              $   3,351,235    $   2,776,397
  Interest bearing                                    14,624,650       14,509,362
                                                    -------------    -------------
Total deposits                                        17,975,885       17,285,759

Funds purchased and security repurchase agreements     2,404,503        2,120,859
Other short-term borrowings                            1,821,389        1,722,836
Long-term borrowings                                   2,492,603        1,797,883
Accrued expenses and other liabilities                   877,745          826,055
                                                    -------------    -------------
Total liabilities                                     25,572,125       23,753,392

Shareholders' equity                                   2,684,898        2,392,164
                                                    -------------    -------------
Total Liabilities and Shareholders' Equity         $  28,257,023    $  26,145,556
                                                    =============    =============

Net income for the third quarter of 2002 amounted to $119.2 million compared to $83.3 million for the same period in the prior year. Basic and diluted earnings per share were $0.56 and $0.54, respectively, for the three months ended September 30, 2002, compared with $0.39 and $0.38 for the three months ended September 30, 2001. The return on average assets and average equity was 1.64% and 17.35% for the quarter ended September 30, 2002 and 1.25% and 12.96% for the quarter ended September 30, 2001.

The results of operations and financial position as of and for the three months ended September 30, 2002, include the effects of Metavante's two acquisitions in the current quarter, four acquisitions which occurred in the second, third and fourth quarters of 2001, the Corporation's acquisitions of National City Bancorporation ("National City") and certain Arizona branches in the third quarter of 2001 and the acquisitions of Richfield State Agency, Inc. ("Richfield") and Century Bancshares, Inc. ("Century") which both closed on March 1, 2002. All acquisitions were accounted for using the purchase method of accounting and accordingly the results of operations and financial position are included from the dates the transactions were closed.

Net income in the current quarter and prior year quarter include charges related to Metavante's acquisitions. In addition, net income for the prior year quarter also includes certain goodwill amortization which ceased on January 1, 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The impact of these items is shown in the following table ($000's):

                                                                        Three Months ended September 30,
                                                             Pre-tax    --------------------------------
                                                              Effect           2002            2001
                                                         --------------  --------------  --------------
      Income as Reported                                                 $     119,236   $      83,315

      Nonrecurring Losses and Expenses:
        Metavante Subsidiary
          Acquisition related - 2002                     $       3,857           2,307
          Acquisition related - 2001                            37,661                          22,789
        Goodwill Amortization                                    4,690              --           4,183
                                                                          -------------   -------------
      Total Adjustments                                                          2,307          26,972
                                                                          -------------   -------------
      Operating Income                                                   $     121,543   $     110,287
                                                                          =============   =============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the current quarter and previous four quarters. Operating income for the fourth quarter of 2001 excludes certain expenses incurred in connection with acquisitions at the Corporation's Metavante subsidiary. Such expenses amounted to $3.5 million ($2.0 million after-tax) in the fourth quarter of 2001. Operating income for the third quarters of 2002 and 2001 excludes those items previously discussed. In addition, operating income for the fourth quarter of 2001 excludes certain goodwill amortization which ceased on January 1, 2002 as a result of adopting the new accounting standard on goodwill and other intangible assets. Return on average tangible equity is based on operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of the income tax expense or benefit, if any, related to each component. This calculation was specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

  Summary Consolidated Operating Income Statements and Financial Statistics
  -------------------------------------------------------------------------
                       ($000's except per share data)

                                                     2002                              2001
                                    --------------------------------------   -------------------------
                                        Third       Second        First         Fourth        Third
                                       Quarter      Quarter      Quarter        Quarter      Quarter
                                    ------------ ------------ ------------   ------------ ------------
Interest income                     $   392,773  $   390,143  $   380,407    $   401,974  $   423,248
Interest expense                       (139,972)    (140,145)    (140,130)      (164,686)    (204,746)
                                     -----------  -----------  -----------    -----------  -----------
Net interest income                     252,801      249,998      240,277        237,288      218,502

Provision for loan and lease losses     (18,842)     (16,980)     (15,196)       (20,109)     (12,206)

Net investment securities
  gains (losses)                         (4,282)        (121)        (745)          (572)         774

Other income                            276,823      264,275      259,747        262,492      254,497

Other expense                          (322,717)    (318,013)    (313,607)      (308,611)    (297,057)
                                     -----------  -----------  -----------    -----------  -----------
Income before taxes                     183,783      179,159      170,476        170,488      164,510
Income tax provision                    (62,240)     (58,732)     (54,847)       (56,274)     (54,223)
                                     -----------  -----------  -----------    -----------  -----------
Operating income                    $   121,543  $   120,427  $   115,629    $   114,214  $   110,287
                                     ===========  ===========  ===========    ===========  ===========

Per Common Share
  Operating income
    Basic                           $      0.57  $      0.56  $      0.55    $      0.54  $      0.52
    Diluted                                0.55         0.54         0.53           0.52         0.50
  Dividends                               0.160        0.160        0.145          0.145        0.145

Operating income
  Return on Average Equity                17.69 %      17.70 %      18.04 %        17.84 %      17.16 %
  Return on Average Tangible Equity       24.04        23.99        23.64          22.83        20.93

           Summary Consolidated Operating Income Statement Components as a
           ---------------------------------------------------------------
                          Percent of Average Total Assets
                          -------------------------------

                                                     2002                              2001
                                    --------------------------------------   -------------------------
                                        Third       Second        First         Fourth        Third
                                       Quarter      Quarter      Quarter        Quarter      Quarter
                                    ------------ ------------ ------------   ------------ ------------
Interest income (FTE)                      5.50 %       5.60 %       5.76 %         6.02 %       6.48 %
Interest expense                          (1.92)       (1.97)       (2.08)         (2.42)       (3.08)
                                     -----------  -----------  -----------    -----------  -----------
Net interest income                        3.58         3.63         3.68           3.60         3.40

Provision for loan and lease losses       (0.26)       (0.24)       (0.23)         (0.30)       (0.18)

Net investment securities
  gains (losses)                          (0.06)         --        (0.01)         (0.01)        0.01

Other income                               3.80         3.72         3.85           3.85         3.82

Other expense                             (4.43)       (4.47)       (4.64)         (4.52)       (4.46)
                                     -----------  -----------  -----------    -----------  -----------
Income before taxes                        2.63         2.64         2.65           2.62         2.59
Income tax provision                      (0.96)       (0.94)       (0.93)         (0.94)       (0.93)
                                     -----------  -----------  -----------    -----------  -----------
Return on average assets
  based on operating income                1.67 %       1.70 %       1.72 %         1.68 %       1.66 %
                                     ===========  ===========  ===========    ===========  ===========
Return on tangible average assets
  based on tangible operating income       1.73 %       1.77 %       1.78 %         1.73 %       1.71 %
                                     ===========  ===========  ===========    ===========  ===========

Net income for the nine months ended September 30, 2002 amounted to $355.3 million compared to $229.2 million in the same period of 2001. Basic and diluted earnings per share were $1.67 and $1.61, respectively for the nine months ended September 30, 2002 compared to $1.09 and $1.05, respectively, for the same period last year. The year-to-date return on average equity was 17.69% in the current period and 12.81% for the nine months ended September 30, 2001.

Net income for the first nine months of 2002 and 2001 includes charges related to Metavante's acquisitions. In addition, net income for the first nine months of 2001 includes certain losses and expenses incurred in connection with the previously announced structural changes at the Corporation's Metavante subsidiary, auto lease residual value write-downs, the final charge for the charter consolidation, the cumulative effect of the change in accounting for derivatives and hedging activities and certain goodwill amortization which ceased on January 1, 2002 as a result of adopting the new accounting standard for accounting for goodwill and other intangible assets. The impact of these items is shown in the following table ($000's):

                                                                         Nine Months ended September 30,
                                                             Pre-tax     -------------------------------
                                                              Effect            2002            2001
                                                         --------------  --------------  --------------
      Income as Reported                                                $     355,292   $     229,164

      Nonrecurring Losses and Expenses:
        Metavante Subsidiary - 2002
          Acquisition related                            $       3,857          2,307
        Metavante Subsidiary - 2001
          Reduction in force and realignment                    11,028
          Investment losses                                     16,057
          Acquisition related                                   41,504
                                                          -------------                  -------------
        Total Metavante Subsidiary - 2001                       68,589                         41,376
        Auto Lease Residual Value Write-downs                   25,000                         15,843
        Charter Consolidations                                  11,952                          8,465
        Change in Accounting:
          Derivatives and Hedging Activities                       671                            436
          Goodwill Amortization                                 12,730                         11,478
                                                                         -------------   -------------
      Total Nonrecurring Losses and Expenses                                    2,307          77,598
                                                                         -------------   -------------
      Operating Income                                                  $     357,599   $     306,762
                                                                         =============   =============

The following tables present a summary of each of the major elements of the consolidated operating income statement, certain financial statistics and a summary of the major operating income statement elements stated as a percent of average consolidated assets converted to a fully taxable equivalent basis
(FTE) where appropriate for the nine months ended September 30, 2002 and 2001, respectively. Operating income for the nine months ended September 30, 2002 and 2001 excludes the nonrecurring items previously discussed. Return on tangible equity is based on operating income before amortization of intangibles. Amortization includes amortization of goodwill and core deposit premiums and is net of the income tax expense or benefit, if any, related to each component. These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

    Summary Consolidated Operating Income Statements and Financial Statistics
    -------------------------------------------------------------------------
                          ($000's except per share data)

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                              2002            2001
                                                        --------------  --------------
      Interest income                                   $   1,163,323   $   1,307,129
      Interest expense                                       (420,247)       (701,614)
                                                         -------------   -------------
      Net interest income                                     743,076         605,515

      Provision for loan and lease losses                     (51,018)        (34,006)

      Net investment securities gains                          (5,148)          9,870

      Other income                                            800,845         745,517

      Other expense                                          (954,337)       (869,749)
                                                         -------------   -------------
      Income before taxes                                     533,418         457,147
      Income tax provision                                   (175,819)       (150,385)
                                                         -------------   -------------
      Operating income                                  $     357,599   $     306,762
                                                         =============   =============

      Per Common Share
        Operating income
          Basic                                         $        1.68   $        1.46
          Diluted                                                1.62            1.41
        Dividends                                               0.465           0.423

      Return on Average Equity
        Operating income                                        17.81 %         17.15 %

      Return on Average Tangible Equity                         23.90           20.24

         Summary Consolidated Operating Income Statement Components as a
         ---------------------------------------------------------------
                         Percent of Average Total Assets
                         -------------------------------

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                              2002            2001
                                                        --------------  --------------
      Interest income (FTE)                                      5.62 %          6.80 %
      Interest expense                                          (1.99)          (3.58)
                                                         -------------   -------------
      Net interest income                                        3.63            3.22

      Provision for loan and lease losses                       (0.24)          (0.17)

      Net investment securities gains                           (0.02)           0.05

      Other income                                               3.79            3.81

      Other expense                                             (4.52)          (4.45)
                                                         -------------   -------------
      Income before taxes                                        2.64            2.46
      Income tax provision                                      (0.95)          (0.89)
                                                         -------------   -------------
      Return on average assets
        based on operating income                                1.69 %          1.57 %
                                                         =============   =============
      Return on tangible average assets
        based on tangible operating income                       1.76 %          1.61 %
                                                         =============   =============

                              NET INTEREST INCOME
                              -------------------
Net interest income for the third quarter of 2002 amounted to $252.8 million compared to $218.5 million reported for the third quarter of 2001. For the nine months ended September 30, 2002 net interest income amounted to $743.1 million compared to $605.5 million in the nine months ended September 30, 2001. Loan growth and increased spreads on loan products, the impact of the banking purchase acquisitions and the downward re-pricing of retail deposit funding sources all contributed to the increase in net interest income. Factors negatively affecting net interest income included the ongoing process of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements, the cost of treasury share repurchases and the cash expenditures for acquisitions.

Average earning assets in the third quarter of 2002 increased $2.2 billion or 9.4% and on a year-to-date basis increased $1.8 billion or 7.4% compared to the same periods a year ago. Average loans accounted for $2.6 billion of the quarter over quarter growth and $2.3 billion of the year-to-date period over period growth in earning assets. Average investment securities and other short-term investments declined in both the quarterly and year-to-date periods compared to the prior year. The Corporation estimates that approximately $1.5 billion and $1.8 billion of the average earning asset growth in the quarter and nine months ended September 30, 2002, was attributable to the banking related purchase acquisitions.

Average interest bearing liabilities increased $1.7 billion or 8.5% in the third quarter of 2002 compared to the same period in 2001. For the nine months ended September 30, 2002, average interest bearing liabilities increased $1.2 billion or 5.9% over the comparable period. Average interest bearing deposits increased $0.7 billion or 5.2% in the third quarter of 2002 compared to the third quarter of last year and were relatively unchanged on an average year-to-date basis. Average borrowings increased $1.0 billion and $1.1 billion on a quarter over quarter and year-to-date over year-to-date basis, respectively. The Corporation estimates that approximately $1.2 billion and $1.5 billion of the growth in average interest bearing liabilities in the three and nine months ended September 30, 2002, respectively, was attributable to the banking related purchase acquisitions.

Average noninterest bearing deposits in the current quarter increased $0.6 billion or 19.2% compared to the same period last year. On a year-to-date basis, average noninterest bearing deposits increased $0.6 billion or 20.7%. Approximately $0.3 billion of average noninterest bearing deposits in the three and nine months ended September 30, 2002 are attributable to the banking related purchase acquisitions.

The growth and composition of the Corporation's quarterly average loan portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                            Consolidated Average Loans and Leases
                            -------------------------------------

                                        2002                            2001             Growth Percent
                         -----------------------------------  ----------------------- --------------------
                            Third      Second       First       Fourth       Third                 Prior
                           Quarter     Quarter     Quarter      Quarter     Quarter     Annual    Quarter
                         ----------- ----------- -----------  ----------- ----------- --------- ----------
Commercial
  Commercial             $    5,998  $    6,087  $    5,848   $    5,680  $    5,640      6.3 %     (1.5)%

  Commercial real estate
    Commercial mortgages      5,617       5,491       5,228        5,071       4,831     16.3        2.3
    Construction                799         697         625          534         520     53.5       14.6
                          ----------  ----------  ----------   ----------  ----------  -------   --------
  Total commercial
    real estate               6,416       6,188       5,853        5,605       5,351     19.9        3.7

  Commercial lease
    financing                   384         391         410          399         394     (2.5)      (1.8)
                          ----------  ----------  ----------   ----------  ----------  -------   --------
Total Commercial             12,798      12,666      12,111       11,684      11,385     12.4        1.0

Personal
  Residential real estate
    Residential mortgages     2,545       2,371       2,346        2,444       2,303     10.5        7.3
    Construction                150         137         131          142         120     24.9        9.3
                          ----------  ----------  ----------   ----------  ----------  -------   --------
  Total residential
    real estate               2,695       2,508       2,477        2,586       2,423     11.2        7.5

  Personal loans
    Student                      86         116         117          105          94     (8.0)     (25.6)
    Credit card                 172         163         164          161         174     (1.4)       5.4
    Home equity loans
      and lines               3,543       3,518       3,176        2,944       2,723     30.1        0.7
    Other                     1,198         934         876          912         927     29.2       28.2
                          ----------  ----------  ----------   ----------  ----------  -------   --------
  Total personal loans        4,999       4,731       4,333        4,122       3,918     27.6        5.7

  Personal lease financing      449         488         530          572         612    (26.6)      (8.0)
                          ----------  ----------  ----------   ----------  ----------  -------   --------
Total personal                8,143       7,727       7,340        7,280       6,953     17.1        5.4
                          ----------  ----------  ----------   ----------  ----------  -------   --------
Total Consolidated Average
  Loans and Leases       $   20,941  $   20,393  $   19,451   $   18,964  $   18,338     14.2 %      2.7 %
                          ==========  ==========  ==========   ==========  ==========  =======   ========

Compared with the third quarter of 2001, total consolidated average loans and leases increased $2.6 billion or 14.2%. Approximately $1.3 billion of average total consolidated loan and lease growth in the third quarter of 2002 is attributable to acquisitions of which, approximately $0.7 billion is the estimated impact on average loans resulting from the Richfield and Century acquisitions which closed March 1, 2002. Excluding the impact of acquisitions, average commercial loans declined $0.2 billion while average commercial real estate loans grew approximately $0.8 billion. Portfolio decreases in indirect auto loans and leases and student loans, tighter spread products, were offset by growth in consumer and home equity portfolios, which are both wider spread products. Approximately $0.1 billion of indirect auto loan production was securitized and sold in the current quarter. Approximately $0.3 billion of indirect auto loans have been securitized and sold during the first nine months of 2002. Excluding the impact of acquisitions, average quarterly consumer loans grew approximately $0.2 billion. The increase in average residential real estate loans of $0.1 billion in the current quarter, excluding acquisitions, reflects the continued strategy of selling residential real estate loan production in the secondary market although recently, selected loans with wider spreads and adjustable rate characteristics have been retained in the portfolio and serve as a potential source of liquidity in the future. From a production standpoint, loan applications increased approximately 109% and loan closings increased approximately 72% compared to the second quarter of this year. Residential real estate loans sold to investors amounted to $0.9 billion in the third quarter of 2002 compared to $0.5 billion in the third quarter of the prior year and amounted to $1.6 billion and $1.5 billion for the nine months ended September 30, 2002 and 2001, respectively.

The rate of growth experienced in commercial loans in the first half of the year has diminished, at least in the near term. The Corporation's commercial lending activities have historically fared well as the economy strengthens and it anticipates loan demand will slowly strengthen reflecting the condition of its markets in future quarters. Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary core consumer loan product. The Corporation anticipates these products will continue to drive growth to the consumer side of its banking activities.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                             Consolidated Average Deposits
                             -----------------------------

                                        2002                            2001             Growth Percent
                         -----------------------------------  ----------------------- --------------------
                            Third      Second       First       Fourth       Third                 Prior
                           Quarter     Quarter     Quarter      Quarter     Quarter     Annual    Quarter
                         ----------- ----------- -----------  ----------- ----------- --------- ----------
Bank issued deposits
  Noninterest bearing deposits
    Commercial           $    2,432  $    2,275  $    2,160   $    2,225  $    1,968     23.6 %     6.9 %
    Personal                    711         729         678          634         608     16.8      (2.5)
    Other                       363         357         346          388         365     (0.3)      1.7
                          ----------  ----------  ----------   ----------  ----------  -------   --------
  Total noninterest
    bearing deposits          3,506       3,361       3,184        3,247       2,941     19.2       4.3

  Interest bearing deposits
    Savings & NOW             2,421       2,252       1,994        1,877       1,784     35.7       7.5
    Money market              5,555       5,727       5,844        5,825       5,563     (0.1)     (3.0)
    Foreign activity            733         686         694          704         640     14.6       6.8
                          ----------  ----------  ----------   ----------  ----------  -------   --------
  Total interest
    bearing deposits          8,709       8,665       8,532        8,406       7,987      9.0       0.5

  Time deposits
    Other CDs &
      time deposits           2,756       2,868       2,881        3,097       3,167    (13.0)     (3.9)
    CDs greater
      than $100,000             634         657         651          721         751    (15.6)     (3.4)
                          ----------  ----------  ----------   ----------  ----------  -------   --------
  Total time deposits         3,390       3,525       3,532        3,818       3,918    (13.5)     (3.8)
                          ----------  ----------  ----------   ----------  ----------  -------   --------
Total bank issued deposits   15,605      15,551      15,248       15,471      14,846      5.1       0.4

Wholesale deposits
  Money market                   74          75          83           78        0.00    100.0      (0.6)
  Brokered CDs                1,606       1,621       1,043          872       1,517      5.8      (1.0)
  Foreign time                1,001       1,348         658          487         624     60.5     (25.7)
                          ----------  ----------  ----------   ----------  ----------  -------   --------
Total wholesale deposits      2,681       3,044       1,784        1,437       2,141     25.2     (12.0)
                          ----------  ----------  ----------   ----------  ----------  -------   --------
Total consolidated
  average deposits       $   18,286  $   18,595  $   17,032   $   16,908  $   16,987      7.6 %    (1.7)%
                          ==========  ==========  ==========   ==========  ==========  =======   ========

Total average deposits increased $1.3 billion or 7.6% in the third quarter of 2002 compared to the third quarter of 2001. Average bank issued deposits associated with the acquisitions were approximately $1.3 billion of which approximately $0.8 billion is the estimated impact on average bank issued deposits resulting from the Richfield and Century acquisitions. Excluding the effect of the acquisitions, noninterest bearing deposits increased $0.3 billion while interest bearing activity accounts increased $0.2 billion. The growth in transaction deposits reflects the successful sales focus on certain activity accounts particularly in the Arizona marketplace. Excluding acquisitions, average CDs and time deposits declined $1.0 billion. M&I's markets have experienced some irrational pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels which the Corporation has elected not to pursue. While this may limit apparent deposit growth in the near term, the Corporation believes this strategy serves to help stabilize the interest margin, given the current rate environment, both now and in future periods when market rates begin to rise and these deposit accounts rapidly re-price.

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

Compared with the third quarter of 2001, average wholesale deposits increased $0.5 billion. The Corporation has made greater use of wholesale funding alternatives especially institutional CDs during 2002.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the current quarter and prior year third quarter and for the nine months ended September 30, 2002 and 2001, are presented in the following tables ($ in millions):

                    Consolidated Yield and Cost Analysis
                    ------------------------------------

                                          Three Months Ended                Three Months Ended
                                          September 30, 2002                September 30, 2001
                                    -------------------------------  -------------------------------
                                                          Average                          Average
                                      Average             Yield or     Average             Yield or
                                      Balance   Interest  Cost (b)     Balance   Interest  Cost (b)
                                   -------------------------------  --------------------------------
Loans and leases: (a)

  Commercial                       $  6,382.3 $    84.5      5.25 % $  6,034.2 $   102.7      6.75 %
  Commercial real estate              6,415.4     106.3      6.57      5,350.6     103.1      7.64
  Residential real estate             2,695.1      46.1      6.79      2,423.6      44.9      7.35
  Personal                            5,448.2      89.6      6.53      4,529.8      89.2      7.81
                                    ---------- --------- ---------   ---------- --------- ---------
Total loans and leases               20,941.0     326.5      6.19     18,338.2     339.9      7.35

Investment securities (b):
  Taxable                             3,444.3      49.9      5.89      3,753.7      64.0      6.94
  Tax Exempt (a)                      1,223.3      22.5      7.41      1,268.3      22.8      7.22
                                    ---------- --------- ---------   ---------- --------- ---------
Total investment securities           4,667.6      72.4      6.29      5,022.0      86.8      7.01

Other short-term investments (a)        498.4       1.9      1.53        511.6       4.5      3.50
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest earning assets      $ 26,107.0 $   400.8      6.11 % $ 23,871.8 $   431.2      7.20 %
                                    ========== ========= =========   ========== ========= =========
Interest bearing deposits:
  Bank issued deposits:
    Interest bearing activity      $  8,709.5 $    26.9      1.22 % $  7,987.3 $    53.4      2.65 %
    Time deposits                     3,390.1      26.9      3.15      3,918.3      53.0      5.36
                                    ---------- --------- ---------   ---------- --------- ---------
  Total bank issued deposits         12,099.6      53.8      1.76     11,905.6     106.4      3.54
  Wholesale deposits                  2,680.7      15.8      2.33      2,141.1      23.4      4.34
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest bearing deposits      14,780.3      69.6      1.87     14,046.7     129.8      3.67

Short-term borrowings                 4,342.0      39.7      3.63      3,917.0      46.3      4.69
Long-term borrowings                  2,633.6      30.7      4.62      2,079.7      28.7      5.47
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest bearing liabilities $ 21,755.9 $   140.0      2.55 % $ 20,043.4 $   204.8      4.05 %
                                    ========== ========= =========   ========== ========= =========


Net interest margin (FTE) as a
  percent of average earning assets           $   260.8      3.98 %            $   226.4      3.78 %
                                               ========= =========              ========= =========
Net interest spread (FTE)                                    3.56 %                           3.15 %
                                                         =========                        =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

                       Consolidated Yield and Cost Analysis
                       ------------------------------------

                                          Nine Months Ended                 Nine Months Ended
                                          September 30, 2002                September 30, 2001
                                    -------------------------------  -------------------------------
                                                          Average                          Average
                                      Average             Yield or     Average             Yield or
                                      Balance   Interest  Cost (b)     Balance   Interest  Cost (b)
                                   -------------------------------  --------------------------------
Loans and leases (a)
  Commercial                       $  6,373.2 $   254.2      5.33 % $  5,797.6 $   316.8      7.30 %
  Commercial real estate              6,154.1     308.2      6.70      5,147.1     304.8      7.92
  Residential real estate             2,560.8     134.4      7.02      2,487.7     139.4      7.49
  Personal                            5,178.9     262.4      6.77      4,511.6     275.5      8.16
                                    ---------- --------- ---------   ---------- --------- ---------
Total loans and leases             $ 20,267.0 $   959.2      6.33 % $ 17,944.0 $ 1,036.5      7.72 %

Investment securities (b):
Taxable                               3,181.1     150.2      6.49      4,110.0     212.0      7.04
Tax Exempt (a)                        1,229.6      68.0      7.48      1,276.3      68.5      7.27

Other short-term investments (a)        835.8      10.0      1.60        431.5      13.3      4.14
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest earning assets      $ 25,513.5 $ 1,187.4      6.24 % $ 23,761.8 $ 1,330.3      7.52 %
                                    ========== ========= =========   ========== ========= =========
Interest bearing deposits:
  Bank issued deposits:
     Interest bearing activity     $  8,636.1 $    81.1      1.26 % $  7,640.0 $   190.2      3.33 %
     Time deposits                    3,482.0      88.3      3.39      4,028.2     170.8      5.67
                                    ---------- --------- ---------   ---------- --------- ---------
  Total bank issued deposits         12,118.1     169.4      1.87     11,668.2     361.0      4.14

  Wholesale deposits                  2,506.5      44.5      2.38      2,841.2     111.9      5.27
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest bearing deposits      14,624.6     213.9      1.96     14,509.4     472.9      4.36

Short-term borrowings                 4,225.9     116.4      3.68      3,843.7     149.7      5.21
Long-term borrowings                  2,492.6      90.0      4.83      1,797.8      79.0      5.88
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest bearing liabilities $ 21,343.1 $   420.3      2.63 % $ 20,150.9 $   701.6      4.66 %
                                    ========== ========= =========   ========== ========= =========
Net interest margin (FTE) as a
  percent of average earning assets           $   767.1      4.04 %            $   628.7      3.55 %
                                               ========= =========              ========= =========
Net interest spread (FTE)                                    3.61 %                           2.86 %
                                                         =========                        =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin increased 20 basis points from 3.78 percent in the third quarter 2001 to 3.98 percent in the third quarter of 2002. For the nine-month period the net interest margin increased 49 basis points from 3.55 percent to 4.04 percent. Compared to the prior year, the yield on average earning assets decreased 109 basis points in the third quarter and 128 basis points on a year-to-date basis. The cost of bank-issued interest bearing deposits in the current quarter decreased 178 basis points from the same quarter of the previous year and decreased 227 basis points in the comparative nine months which reflects rate declines and a favorable shift in the deposit mix. The increase in noninterest bearing deposits as previously discussed was also a source of benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) decreased 126 basis points in the current quarter compared to the third quarter of last year and decreased 173 basis points for the nine month comparative periods.

The Corporation anticipates the net interest margin will decline a few basis points over each of the next two quarters, with net interest income growing with internal growth and the acquisitions. The current lower absolute level of interest rates and increased level of prepayments has shortened the expected life of many of the Corporation's financial assets. The Corporation intends to continue to actively manage the re-pricing characteristics of its interest bearing liabilities so as to minimize the long-term impact on net interest income. The net interest margin can vary depending on loan and deposit growth, lending spreads and future interest rate changes.

            PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
            ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of September 30, 2002 and the prior four quarters.

                            Nonperforming Assets
                            --------------------
                                   ($000's)
                                   --------

                                                     2002                              2001
                                   --------------------------------------   -------------------------
                                       Third       Second        First         Fourth        Third
                                      Quarter      Quarter      Quarter        Quarter      Quarter
                                   ------------ ------------ ------------   ------------ ------------
Nonaccrual                         $   173,185  $   160,250  $   164,444    $   166,434  $   163,946

Renegotiated                               305          314          366            378          389

Past due 90 days or more                 7,407        6,560        5,520          6,982        7,185
                                    -----------  -----------  -----------    -----------  -----------
Total nonperforming loans and leases   180,897      167,124      170,330        173,794      171,520

Other real estate owned                  8,223        6,296        6,736          6,796        5,842
                                    -----------  -----------  -----------    -----------  -----------
Total nonperforming assets         $   189,120  $   173,420  $   177,066    $   180,590  $   177,362
                                    ===========  ===========  ===========    ===========  ===========
Allowance for loan
  and lease losses                 $   300,628  $   292,512  $   284,179    $   268,198  $   264,736
                                    ===========  ===========  ===========    ===========  ===========

                            Consolidated Statistics
                            -----------------------

                                                     2002                              2001
                                   --------------------------------------   -------------------------
                                       Third       Second        First         Fourth        Third
                                      Quarter      Quarter      Quarter        Quarter      Quarter
                                   ------------ ------------ ------------   ------------ ------------
Net charge-offs to average
  loans and leases annualized             0.20 %       0.17 %       0.23 %         0.35 %       0.24 %
Total nonperforming loans and leases
  to total loans and leases               0.84         0.80         0.84           0.90         0.90
Total nonperforming assets to
  total loans and leases and
  other real estate owned                 0.88         0.83         0.87           0.94         0.93
Allowance for loan and lease losses
  to total loans and leases               1.40         1.40         1.40           1.39         1.39
Allowance for loan and lease losses
  to nonperforming loans and leases        166          175          167            154          154

                     Nonaccrual Loans and Leases By Type
                     -----------------------------------
                                   ($000's)
                                   --------

                                                     2002                              2001
                                   --------------------------------------   -------------------------
                                       Third       Second        First         Fourth        Third
                                      Quarter      Quarter      Quarter        Quarter      Quarter
                                   ------------ ------------ ------------   ------------ ------------
Commercial
  Commercial, financial
    & agricultural                 $    78,421  $    62,349  $    65,513    $    70,256  $    78,623
  Lease financing receivables            2,994        3,993        4,876         12,041        2,022
                                    -----------  -----------  -----------    -----------  -----------
Total commercial                        81,415       66,342       70,389         82,297       80,645

Real estate
  Construction & land development           79        1,399          533            720        1,063
  Commercial mortgage                   37,408       40,933       39,436         34,546       38,117
  Residential mortgage                  52,590       50,079       52,504         47,783       42,147
                                    -----------  -----------  -----------    -----------  -----------
Total real estate                       90,077       92,411       92,473         83,049       81,327

Personal                                 1,693        1,497        1,582          1,088        1,974
                                    -----------  -----------  -----------    -----------  -----------
Total nonaccrual loans and leases  $   173,185  $   160,250  $   164,444    $   166,434  $   163,946
                                    ===========  ===========  ===========    ===========  ===========

            Reconciliation of Allowance for Loan and Lease Losses
            -----------------------------------------------------
                                   ($000's)
                                   --------

                                                     2002                              2001
                                   --------------------------------------   -------------------------
                                       Third       Second        First         Fourth        Third
                                      Quarter      Quarter      Quarter        Quarter      Quarter
                                   ------------ ------------ ------------   ------------ ------------
Beginning balance                   $  292,512  $   284,179  $   268,198    $   264,736  $   244,486

Provision for loan and lease losses     18,842       16,980       15,196         20,109       12,206

Allowance of banks and loans acquired       --           --       11,965             --       19,151

Loans and leases charged-off
  Commercial                             6,482        3,740        4,505         11,323        5,266
  Real estate                            2,113        2,580        3,008          4,404        3,768
  Personal                               2,632        3,086        2,939          3,253        2,768
  Leases                                 2,053        1,767        2,930          1,174          450
                                    -----------  -----------  -----------    -----------  -----------
Total charge-offs                       13,280       11,173       13,382         20,154       12,252

Recoveries on loans and leases
  Commercial                             1,070          542          682          2,216          362
  Real estate                              343          770          474            292          357
  Personal                                 667          840          733            954          354
  Leases                                   474          374          313             45           72
                                    -----------  -----------  -----------    -----------  -----------
Total recoveries                         2,554        2,526        2,202          3,507        1,145
                                    -----------  -----------  -----------    -----------  -----------
Net loans and leases charge-offs        10,726        8,647       11,180         16,647       11,107
                                    -----------  -----------  -----------    -----------  -----------
Ending balance                      $  300,628  $   292,512  $   284,179    $   268,198  $   264,736
                                    ===========  ===========  ===========    ===========  ===========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and branch premises held for sale. At September 30, 2002, OREO acquired in satisfaction of debts amounted to $7.5 million and branch premises held for sale amounted to $0.7 million.

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

At September 30, 2002, nonperforming loans and leases amounted to $180.9 million or 0.84% of consolidated loans and leases of $21.4 billion, an increase of $13.8 million or 8.2% since June 30, 2002. Nonaccrual loans and leases accounted for $12.9 million of the increase and was primarily due to the addition of one larger commercial loan. Since the second quarter, nonaccrual commercial loans and leases increased $15.1 million while nonaccrual commercial real estate and nonaccrual construction and land development decreased $3.5 million and $1.3 million, respectively. Nonaccrual residential real estate loans increased $2.5 million while nonaccrual consumer loans were relatively unchanged. At September 30, 2002, approximately $38.1 million of nonperforming loans are related to the National City, Richfield and Century acquisitions.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current, but the borrowers are experiencing financial problems. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. Recently an airline company has expressed interest in restructuring all of its lease obligations including transactions involving the Corporation. Given the airline company's expressed desire to begin discussions to restructure these financing transactions with the Corporation, it is possible the Corporation will not recover all of the carrying value assigned to these financing transactions. Total credit exposure to this airline including the lease obligations is approximately $34.6 million. Presently, the Corporation is not able to determine the ultimate amount of loss, if any, that it may incur but it has taken this, as well as its other exposures to the airline and travel industries, into consideration in determining the adequacy of its allowance for loan and lease losses.

Net charge-offs amounted to $10.7 million or 0.20% of average loans in the third quarter of 2002 compared with net charge-offs of $8.6 million or 0.17% of average loans in the second quarter of 2002 and $11.1 million or 0.24% of average loans in the third quarter of the prior year. For the nine months ended September 30, 2002, net charge-offs amounted to $30.6 million or 0.20% of average loans compared to $23.5 million or 0.18% of average loans for the nine months ended September 30, 2001. Although some degree of uncertainty exists, the Corporation expects net charge-offs will continue to range in the 0.15% to 0.25% range until the economy demonstrates clear strengthening. While this expected range is higher than the Corporation's historical net charge-off levels, it is considered manageable.

The provision for loan and lease losses amounted to $18.8 million and $51.0 million for the three and nine months ended September 30, 2002, respectively, compared to $12.2 million in the third quarter of 2001 and $34.0 million for the nine months ended September 30, 2001. The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The allowance for loan and lease losses at September 30, 2002 as compared to September 30, 2001 has increased from 1.39% to 1.40%, respectively, of the total loan and lease portfolio largely as a result of the Corporation's consideration of historical and anticipated loss rates inherent in the loan and lease portfolio.

                                  OTHER INCOME
                                  ------------
Total other income in the third quarter of 2002 amounted to $272.5 million compared to $255.3 million in the same period last year, an increase of $17.2 million or 6.8%. For the nine months ended September 30, 2002 total other income amounted to $795.7 million an increase of $56.4 million or 7.6% compared to total other income of $739.3 million for the nine months ended September 30, 2001.

Total data processing services revenue amounted to $153.9 million in the third quarter of 2002 compared to $144.4 million in the third quarter of 2001 an increase of $9.5 million or 6.6% and for the nine months increased $29.7 million or 7.2% from $415.5 million in 2001 to $445.2 million in the current year. e-Finance solutions revenue increased $4.3 million or 13.4% compared to the third quarter of 2001 and on a year-to-date basis, increased $18.0 million or 20.7%. The purging activity of one large customer in the fourth quarter of last year and first quarter of this year along with the transition to one technology platform built on the Brokat technology is expected to result in only modest linked revenue growth in electronic banking through year-end. The bill presentment and payment component of e-Finance, which includes revenue from the PayTrust acquisition, continued to show strong linked quarter and year over year growth in active customers and transactions processed.
Financial technology solutions revenue, the traditional outsourcing business, increased $5.2 million or 4.7% in the third quarter compared to the third quarter of last year and $15.7 million or 4.8% in the comparative nine-month period. In general, growth in this source of data processing services revenue has slowed due to continued bank consolidation and a weaker economy. Total buyout revenue, which varies from period to period, was $2.5 million less in the current quarter compared to the third quarter of last year and for the nine months was $1.0 million less than the prior year nine-month period. Other revenue declined primarily due to lower professional services revenue.

Item processing revenue amounted to $9.8 million in the third quarter of 2002 compared to $11.7 million in the third quarter of 2001. For the nine months ended September 30, 2002, item processing revenue amounted to $29.2 million compared to $36.2 million in the nine months of the prior year. During the latter part of 2001, the Corporation sold certain item processing relationships and also sold four Midwest item processing centers.

Trust services revenue amounted to $29.0 million in the third quarter of 2002 compared to $30.1 million in the third quarter of 2001 and was relatively unchanged over the comparative nine-month periods. The positive impact from acquisitions and sales efforts were offset by the decline in market values of assets under management. Assets under management were approximately $12.2 billion at September 30, 2002 and 2001, despite the poor performance of both the S&P 500 and NASDAQ in the current quarter.

Service charges on deposits increased $3.8 million or 17.8% in the current quarter and for the comparative nine months increased $13.3 million or 21.3% and amounted to $24.9 million and $75.7 million for the three and nine months ended September 30, 2002, respectively. Acquisitions accounted for approximately $1.5 million and $3.6 million of the revenue growth in the comparative quarters and year-to-date periods, respectively. The remainder of the increase was primarily attributable to service charges on commercial demand accounts.

Mortgage banking revenue increased $3.7 million in the third quarter of 2002 compared to the third quarter of 2001 and for the nine month comparative period was relatively unchanged. Gains on the sale of mortgage loans accounted for the majority of the quarter over quarter increase which reflects the increased sale activity as previously discussed.

Net investment securities losses in the third quarter and for the nine months of 2002 amounted to $4.3 million and $5.1 million, respectively, and were primarily attributable to securities losses incurred by the Corporation's Capital Markets Group which vary from period to period. Net investment securities losses for the nine months ended September 30, 2001 amounted to $6.2 million. Net securities gains, recognized primarily by the Corporation's Capital Markets Group, were approximately $10.1 million. Securities losses of approximately $16.1 million were recognized by the Corporation's Metavante subsidiary for equity investments held relating to the mortgage origination business as well as an equity investment whose technology was replaced by the technology acquired as a result of Metavante's acquisitions of Derivion and Cyberbills.

Life insurance revenue in the three and nine months ended September 30, 2002, includes approximately $0.3 million and $0.6 million, respectively, from the banking related acquisitions.

Other income in the third quarter of 2002 amounted to $37.4 million compared to $29.6 million in the third quarter of 2001, an increase of $7.8 million or 26.5%. For the nine months, other income amounted to $106.1 million in the current year compared to $89.8 million in the prior year, an increase of $16.3 million or 18.2%. For the three and nine months ended September 30, 2002, approximately $0.7 million and $2.6 million, respectively, of the increase was attributable to the banking acquisitions. Auto securitization income increased $5.0 million for the quarter and $4.8 million for the nine months ended September 30, 2002 compared to prior year periods and was primarily due to the mark-to-market on trading assets associated with auto loans sold to the revolving conduit. The Corporation is planning a term securitization in the fourth quarter which is expected to eliminate the volatility associated with the trading asset. The remainder of the increase in other income in the comparative three and nine-month periods was primarily due to increases in loan fees and other commission and fee income.

                               OTHER EXPENSE
                               -------------
Total other expense for the three months ended September 30, 2002, amounted to $326.6 million compared to $339.4 million for the three months ended September 30, 2001. For the comparative nine months, total other expense amounted to $958.2 million in the current nine-month period compared with $971.9 million in the same period a year ago.

Nonrecurring expenses for the three and nine months ended September 30, 2002 amounted to $3.9 million and consisted of transitional expenses associated with Metavante's acquisition of PayTrust which closed on July 29, 2002. Salaries and employee benefits expense and occupancy and equipment expense accounted for $1.4 million and $1.7 million, respectively, of the total. As previously reported, the Corporation expects a total of approximately $10 million ($6 million after-tax) of charges related to the PayTrust acquisition and the balance of these expenses are expected to be incurred in the fourth quarter of 2002 and the first quarter of 2003.

Nonrecurring expenses in the third quarter and first nine months of 2001 consisted of the following:

     Single charter related expenses which are included in other expenses in the Consolidated Statements of Income amounted to $12.0 million. As previously discussed, this initiative was completed during the second quarter of 2001.

     Included in amortization of intangibles for the three and nine months ended September 30, 2001, is $4.7 million and $12.7 million, respectively, of goodwill amortization which ceased to be amortized under the new accounting standard for goodwill and intangibles which was adopted on January 1, 2002.

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

     Expenses and write-downs incurred in conjunction with the second quarter 2001 acquisitions of Derivion and Cyberbills and the loss from the sale of assets of a subsidiary amounted to $3.5 million in the third quarter of 2001 and for the nine months ended September 30, 2001 amounted to approximately $7.3 million.

     Nonrecurring costs related to Metavante's third quarter 2001 acquisition of Brokat's North American Internet banking operations amounted to approximately $34.2 as a result of closing locations and consolidating technology platforms. Severance amounted to approximately $3.8 million and facility closure costs were approximately $10.2 million with the balance being attributable to write-offs of existing technology and software that was replaced by Brokat's software. The majority of the severance will be paid in 2003.

     During the second quarter of 2001, a $25.0 million charge was taken to write-down residual values of the Corporation's indirect auto lease portfolio.

Excluding these nonrecurring expenses, total other operating expense amounted to $322.7 million in the third quarter of 2002 compared to $297.1 million in the third quarter of 2001, an increase of $25.6 million or 8.6%. For the comparative nine-month periods excluding nonrecurring expenses, total other operating expenses amounted to $954.3 million in 2002 compared to $869.7 million in 2001, an increase of $84.6 million or 9.7%.

The Corporation estimates that approximately $18.6 million of the quarter over quarter operating expense growth and $55.9 million of the nine month comparative operating expense growth was attributable to the purchase acquisitions by the Banking segment and Metavante which were included in M&I's operating expenses since their merger dates.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding nonrecurring charges) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 2002 and prior four quarters were:

                            Efficiency Ratios
                            -----------------

                                                                  Three Months Ended
                                        ---------------------------------------------------------------------
                                        September 30,    June 30,      March 31,   December 31, September 30,
                                             2002          2002          2002          2001          2001
                                        ---------------------------------------------------------------------
Consolidated Corporation                     60.5 %        60.9 %        61.8 %        60.7 %        61.7 %

Consolidated Corporation Excluding Metavante
  Including Intangible Amortization          50.0 %        50.1 %        50.7 %        51.6 %        51.6 %

  Excluding Intangible Amortization          48.3 %        49.1 %        49.9 %        50.3 %        50.3 %

Salaries and employee benefits expense amounted to $187.2 million in the third quarter of 2002 compared to $179.5 million in the third quarter of 2001, an increase of $7.7 million. Excluding the nonrecurring charges, operating salaries and benefits expense increased $11.6 million or 6.7%. Operating salaries and employee benefits expense associated with the Banking and Metavante acquisitions was approximately $11.5 million of the increase. For the nine months salary and employee benefits expense amounted to $552.0 million in the current year compared to $525.5 million for the first nine months of 2001. Excluding the nonrecurring charges, salaries and employee benefits expense increased $40.0 million or 7.8% in the comparative nine-month periods of which approximately $35.8 million was due to acquisitions.

For the three and nine months ended September 30, 2002, occupancy and equipment expense amounted to $49.4 million and $143.0 million, respectively, compared to $52.0 million and $140.8 million in the comparative three and nine-month periods in 2001. Compared to the prior year, the decline in nonrecurring charges in the current quarter and nine months was offset by the impact of acquisitions.

Metavante's operating expense growth and acquisition activity accounted for the increase in software expenses in the comparative third quarter and nine-month periods.

The 2002 third quarter over 2001 third quarter growth in processing charges was evenly distributed between the Banking segment and Metavante. For the nine months ended September 30, 2002 compared to the same period in 2001, the growth in processing was due to the Banking segment. Included in processing charges for the nine months ended September 30, 2001, was Metavante's nonrecurring charge of approximately $1.9 million associated with prepaid maintenance.

The increase in professional services expense, primarily legal fees, in the three and nine month comparative periods was incurred fairly evenly across all of the Corporation's segments.

Excluding the effect of the new accounting standard on accounting for goodwill and intangibles, amortization expense increased $3.3 million in the third quarter of 2002 compared to the third quarter of 2001 and increased $4.3 million for the comparative nine-month periods. Amortization of identifiable intangibles associated with acquisitions, primarily core deposit premium amortization, accounted for $0.8 million and $3.4 million of the increase in amortization expense for the three and nine months ended September 30, 2002, respectively. Accelerated amortization and valuation reserves associated with mortgage servicing rights increased amortization expense $2.3 million in the third quarter of 2002 compared to the third quarter of 2001 and for the comparative nine-month periods, increased amortization expense by $1.1 million. The carrying value of the Corporation's mortgage servicing rights was $7.5 million at September 30, 2002.

Other expense amounted to $34.5 million in the third quarter of 2002 compared to $55.4 million in the third quarter of 2001. Included in this line item were nonrecurring charges aggregating $0.7 million in the current quarter for the PayTrust acquisition and $23.9 million in the prior year third quarter associated with Metavante's acquisitions of Brokat, Derivion and Cyberbills. Excluding these charges, other expense amounted to $33.9 million in the current quarter compared to $31.5 million in the third quarter of last year, an increase of $2.4 million or 7.7%. Increased operating expenses associated with acquisitions accounted for approximately $3.0 million of the quarter over quarter increase. For the nine months ended September 30, 2002, other expense amounted to $106.3 million compared to $152.4 million for the nine months ended September 30, 2001. Included in this line item were nonrecurring charges aggregating $0.7 million in the current period for the PayTrust acquisition and $63.1 million in the comparative prior year nine months. In addition to the charges in the third quarter of 2001, other nonrecurring charges aggregating approximately $39.2 million were incurred in the first and second quarters of 2001 and consisted of single charter charges of $12.0 million, lease residual value write-downs of $25.0 million, Metavante acquisition-related software write-downs of $0.9 million, the loss on the sale of assets of a subsidiary of $1.0 million and other miscellaneous charges related to Metavante's reduction in force and realignment all as previously discussed. Excluding these charges, other expense amounted to $105.6 million in the nine months ended September 30, 2002 compared to $89.3 million for the nine months ended September 30, 2001, an increase of $16.3 million or 18.4%. Increased operating expenses associated with acquisitions accounted for approximately $5.8 million of the increase over the comparative nine-month periods. An increase in litigation, environmental clean-up and other losses was approximately $4.9 million.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Excluding nonrecurring items, net software and conversion capitalization was $2.8 million in the third quarter of 2001 and in the current quarter amounted to $4.2 million resulting in a decrease of $1.4 million in other expense in the third quarter of 2002 compared to the third quarter of 2001. Net software and conversion capitalization, excluding nonrecurring items, was $13.9 million in the first nine months of 2001 and for the current year nine months amounted to $11.4 million resulting in an increase of $2.5 million in other expense in the nine months ended September 30, 2002 compared to the same period in the prior year.

                                INCOME TAXES
                                ------------
The provision for income taxes for the three months ended September 30, 2002 amounted to $60.7 million or 33.7% of pre-tax income compared to $38.8 million or 31.8% of pre-tax income for the three months ended September 30, 2001. The provision for income taxes for the nine months ended September 30, 2002 amounted to $174.3 million or 32.9% of pre-tax income compared to $109.3 million or 32.2% of pre-tax income for the nine months ended September 30, 2001. The difference in the effective tax rates was primarily due to the relative proportion of tax-exempt income to total income before taxes. The relative proportion of tax-exempt income to total income before taxes was greater in 2001 due to the effect of the nonrecurring charges that were previously discussed.

In the normal course of business, the Corporation and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. At September 30, 2002, based on challenges asserted, the Corporation believes that these challenges will be resolved without having any material effect on the Corporation's financial condition and results of operations.

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------
Shareholders' equity was $2.72 billion at September 30, 2002 compared to $2.49 billion at December 31, 2001 and $2.59 billion at September 30, 2001.

During the first quarter of 2002, the Corporation issued 6.2 million shares of its common stock, adjusted for the two-for-one stock split, with an aggregate value of $186.6 million in the purchase acquisitions of Richfield and Century. During the second quarter of 2002, the Corporation issued 0.3 million shares of treasury common stock to fund its qualified employee stock purchase plan.

The Corporation acquired 0.3 million shares of its common stock during the third quarter of 2002 at an aggregate cost of $8.8 million and has purchased a total of 5.1 million shares, adjusted for the two-for-one stock split, at an aggregate cost of $159.3 million in the nine months ended September 30, 2002.

Accumulated other comprehensive income declined $62.7 million since June 30, 2002 and declined $71.0 million since December 31, 2001 primarily due to the change in fair value of the Corporation's pay fixed derivative financial instruments designated as cash flow hedges in the recent low interest rate environment.

In conjunction with the merger with Mississippi Valley Bancshares, Inc. which closed on October 1, 2002, the Corporation issued 8.25 million shares of its Common Stock and paid $255.2 million in cash to the shareholders of Mississippi Valley Bancshares, Inc.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                             Risk-Based Capital Ratios
                             -------------------------
                                  ($ in millions)

                                   September 30, 2002                   December 31, 2001
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,304           9.52 % $           2,091           9.70 %
 Tier 1 Capital
   Minimum Requirement                   968           4.00                 862           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,336           5.52 % $           1,229           5.70 %
                            ================================   ================================

 Total Capital             $           3,248          13.42 % $           2,775          12.88 %
 Total Capital
   Minimum Requirement                 1,936           8.00               1,724           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,312           5.42 % $           1,051           4.88 %
                            ================================   ================================

 Risk-Adjusted Assets      $          24,200                  $          21,555
                            =================                  =================

                                   Leverage Ratios
                                   ---------------
                                   ($ in millions)

                                   September 30, 2002                   December 31, 2001
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,304           8.19 % $           2,091           7.93 %
 Minimum Leverage
   Requirement                 843  -  1,406   3.00 -  5.00       791  -  1,318   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,461  -    898   5.19 -  3.19 % $ 1,300  -    773   4.93 -  2.93 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          28,120                  $          26,371
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $3.8 billion at September 30, 2002, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $1.2 billion at September 30, 2002, provides liquidity from maturities and amortization payments. The Corporation's mortgages held-for-sale provide additional liquidity. These loans represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $15.5 billion for the nine months ended September 30, 2002. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances. Additionally, the banking affiliates may use brokered deposits and limited off-balance sheet structures such as those discussed in Note 9 to the Consolidated Financial Statements contained in Item 8 of the Corporation's Form 10-K and updated in Note 7 herein.

The Corporation's lead bank ("Bank") has a bank note program which permits it to issue up to $5.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes aggregating $0.5 billion were issued during the nine months ended September 30, 2002. In addition, the Corporation's banking subsidiaries issue commercial paper.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration which is intended to permit M&I to raise funds through sales of Corporate medium-term notes with a relatively short lead time. Under the shelf registration, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. No Series E notes were issued during the nine months ended September 30, 2002. In May 2002, the Corporation began offering MiNotes which are medium-term notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. Up to $0.5 billion aggregate principal amount of MiNotes may be offered from time to time on terms determined at the time of sale. The minimum denomination of the notes will be one thousand dollars and integral multiples of one thousand dollars. As of September 30, 2002, $38.1 million of MiNotes have been issued. Additionally, the Corporation has a commercial paper program. At September 30, 2002, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $6.6 billion at September 30, 2002. Other obligations include maturities of longer-term borrowings, future minimum lease payments on facilities and equipment and commitments to extend credit and letters of credit all as described in the Notes to Consolidated Financial Statements contained in Item 8 of the Corporations Annual Report on Form 10-K. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

Long-term borrowings amounted to $2.2 billion at September 30, 2002. Scheduled maturities are: $24.9 million, $8.1 million, $622.5 million and $512.0 million for the fiscal twelve months ended September 30, 2004, 2005, 2006 and 2007, respectively. Scheduled maturities through September 30, 2003, of $791.4 million are included in other short-term borrowings in the consolidated balance sheet as of September 30, 2002.

At September 30, 2002, unused commitments to extend credit in the form of loans amounted to $9.9 billion. At September 30, 2002, standby letters of credit amounted to $895.3 million and commercial letters of credit amounted to $50.7 million. Since many commitments to extend credit expire without being drawn upon and letters of credit are contingent commitments, the amounts outstanding at any time do not necessarily represent future cash requirements.

                        CRITICAL ACCOUNTING POLICIES
                        ----------------------------
The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation's consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation's Annual Report on Form 10-K and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgements and assumptions by management which may have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgements and assumptions made by management, actual results could differ from these judgements and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management considers the following to be those accounting policies that require significant judgements and assumptions:

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

     Collective Loan Impairment. This component of the allowance for loan and lease losses is based on the following:

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

          The Corporation's senior lending management also allocates reserves for environmental conditions which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history. Reserves allocated are based on estimates of loss that senior lending management has isolated based on these economic trends or conditions. At September 30, 2002, special reserves continue to be carried for exposures to the airline and travel industries, manufacturing, paper and allied products and production agriculture which includes the dairy industry and cropping operations. While most loans in these categories are still performing, the Corporation continues to believe that these sectors were more adversely affected by the economic slowdown and deteriorating operating results and the potential for reduced collateral values, especially in a liquidation, have not exhibited a significant improvement since year end.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses.
There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $300.6 million at September 30, 2002 compared to $292.5 million at June 30, 2002 and $268.2 million at December 31, 2001. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

                     Capitalized Software and Conversion Costs
                     -----------------------------------------
Direct costs associated with the production of computer software that will be marketed or used in data processing operations are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, however, the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the nine months ended September 20, 2002 and 2001, the amount of software capitalized amounted to $42.5 million and $35.1 million, respectively. Amortization expense amounted to $25.5 million and $31.9 million for the nine months ended September 30, 2002 and 2001, respectively.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight line basis over the terms, generally five to seven years, of the related servicing contracts. Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties in case of early termination. For the nine months ended September 20, 2002 and 2001, the amount of conversion costs capitalized amounted to $7.6 million and $11.3 million, respectively. Amortization expense amounted to $13.2 million and $14.5 million for the nine months ended September 30, 2002 and 2001, respectively.

Net unamortized costs were ($ in millions):

                                             September 30,
                                     ---------------------------
                                          2002           2001
                                     ------------   ------------
      Software                       $     132.9    $     107.1

      Conversions                           37.7           47.5
                                      -----------    -----------
                                     $     170.6    $     154.6
                                      ===========    ===========

The Corporation has not substantively changed any aspect to its overall approach in the determination of the amount of costs that are capitalized for software development or conversion activities. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the periodic amortization of such costs.

                          Asset Sales and Securitizations
                          -------------------------------
The Corporation sells assets to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of servicing rights, interest-only strips, interest rate swaps and cash reserve accounts. Gain or loss on the sale of the assets depends in part on the carrying amount assigned to the assets sold and the retained interests. The value of the retained interests, both initially and on an on-going basis, are based on the present value of future cash flows. Future expected cash flows represent management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates-commensurate with the risks involved. The Corporation reviews the carrying values of the retained interests monthly to determine if there is a decline in value that is other than temporary and periodically reviews the propriety of the assumptions used based on current historical experience as well as the sensitivities of the carrying values of the retained interests to adverse changes in the key assumptions. The Corporation believes that its estimates result in a reasonable carrying value of the retained interests.

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing rights and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $582.2 million and $375.7 million at September 30, 2002 and September 30, 2001, respectively. At September 30, 2002 and 2001, the carrying amount of retained interests amounted to $44.2 million and $24.1 million, respectively.

The Corporation has also securitized, from time to time, highly rated available for sale investment securities and/or short-term commercial loans to a special purpose entity that issues highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the investment securities and/or loans. At September 30, 2002, the Corporation consolidated the special purpose entity.

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

                                   Impact to Annual Pretax Income as of
                                   ------------------------------------
                                    September 30,            June 30,
                                        2002                   2002
                                   --------------         -------------
      Hypothetical Change in Interest Rate
      ------------------------------------
        100 basis point gradual:

          Rise in rates                 1.5  %                 (0.5)%

          Decline in rates             (2.0) %                 (0.3)%

These results are based solely on the modeled parallel changes in market rates, and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, the changes in spread between key market rates, or accounting recognition for impairment of certain intangibles. These results also do not include any management action to mitigate potential income variances within the simulation process. Such action could potentially include, but would not be limited to, adjustments to the repricing characteristics of any on- or off-balance sheet item with regard to short-term rate projections and current market value assessments.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the assets and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of September 30, 2002 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

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

As of September 30, 2002, M&I Trust Services administered $53.0 billion in assets and directly managed a portfolio of $12.2 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     The Audit Committee of the Board of Directors of Marshall & Ilsley Corporation has approved the following audit and non-audit services performed or to be performed for us by our independent accountants, Deloitte & Touche LLP:

     (1) Accounting and audit-related services, including auditing our 2002 financial statements to be included in our Annual Report on Form 10-K and reviewing our quarterly financial statements to be included in our Quarterly Reports on Form 10-Q,
     (2)  Tax consulting and tax compliance services,
     (3)  Assistance with due diligence and acquisition planning,
     (4) Assistance in the registration and issuance of securities, including issuing consents and providing comfort letters,
     (5) Assistance and consultation regarding application of accounting principles, internal controls and securitizations,
     (6)  Other audits,
     (7) Conducting additional or more comprehensive SAS 70 reviews of internal controls over our data processing operations, and
     (8) Financial planning services for executive officers, including tax planning and preparation services, not to exceed $15,000 per executive per year.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   A.Exhibits:
   ------------
   Exhibit 11  -  Statements - Computation of Earnings Per Share,
                  Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial Information herein.

   Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges

   Exhibit 99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

   Exhibit 99.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.


   B.  Reports on Form 8-K:
   -----------------------
   On August 13, 2002, the Corporation reported Items 7 and 9 in a Current Report on Form 8-K relating to the certification of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C.
   Section 1350.

   On August 30, 2002 the Corporation reported Items 5 and 7 in Current Reports on Form 8-K in announcing the mailing of election forms and letters of transmittal to shareholders of Mississippi Valley Bancshares, Inc. in connection with the pending merger between Mississippi Valley Bancshares, Inc. and the Corporation.

                               SIGNATURES
                               ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MARSHALL & ILSLEY CORPORATION
                                       (Registrant)



                                       /s/  Patricia R. Justiliano
                                       ____________________________________

                                       Patricia R. Justiliano
                                       Senior Vice President and
                                         Corporate Controller
                                       (Chief Accounting Officer)



                                       /s/  James E. Sandy
                                       ____________________________________

                                       James E. Sandy
                                       Vice President


November 13, 2002

                              CERTIFICATION
                              -------------

I, Dennis J. Kuester, Chief Executive Officer and President of Marshall & Ilsley Corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Marshall & Ilsley Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                                       /s/ Dennis J. Kuester
                                       ____________________________________

                                       Dennis J. Kuester
                                       Chief Executive Officer and President

                              CERTIFICATION
                              -------------

I, Mark F. Furlong, Executive Vice President, Chief Financial Officer and Secretary of Marshall & Ilsley Corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Marshall & Ilsley Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                                       Mark F. Furlong
                                       ____________________________________

                                       Mark F. Furlong
                                       Executive Vice President and
                                         Chief Financial Officer

                              EXHIBIT INDEX


  Exhibit Number            Description of Exhibit
  -------------- -------------------------------------------------
       (11) Statements - Computation of Earnings Per Share, Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial Information herein

       (12)        Computation of Ratio of Earnings to Fixed Charges

      (99.1) Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

      (99.2) Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.