Form 10-K
period 2002-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2003-03-10
CIK 62741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15403

MARSHALL & ILSLEY CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0968604
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

770 North Water Street
Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 765-7801

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock—$1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X      No

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $6,261,446,000 as of June 28, 2002. The number of shares of common stock outstanding as of January 31, 2003 was 226,367,117.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 22, 2003.

MARSHALL & ILSLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

PART I

ITEM 1. BUSINESS

General

Marshall & Ilsley Corporation (“M&I” or the “Corporation”), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”). As of December 31, 2002, M&I had consolidated total assets of approximately $32.9 billion and consolidated total deposits of approximately $20.4 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 1, 2003, included Metavante Corporation (“Metavante”) (formerly its M&I Data Services Division), six bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

Generally, M&I organizes its business segments based on legal entities. Each entity offers a variety of products and services to meet the needs of its customers and the particular market served. Based on the way M&I organizes its business, M&I has two reportable segments: Banking and Data Services (or Metavante). Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Data Services consists of providing data processing services, developing and selling software and providing consulting services to financial services companies, including M&I affiliates, as well as providing credit card merchant services. M&I’s primary other business segments include Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services, and Commercial Leasing.

Banking Operations

M&I’s bank subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin, and in the Phoenix and Tucson, Arizona metropolitan areas, the Minneapolis/St. Paul, Minnesota metropolitan area, the St. Louis, Missouri metropolitan area, Las Vegas, Nevada, Naples, Florida and Belleville, Illinois. These subsidiaries offer retail, institutional, business, international and correspondent banking and investment services through the operation of 214 banking offices in Wisconsin, 25 offices in Arizona, 11 offices in Minnesota, six offices in Missouri, one office in Florida, one office in Nevada and one office in Illinois, as well as on the Internet. M&I’s bank subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank (“M&I Bank”) is M&I’s largest bank subsidiary, with consolidated assets as of December 31, 2002 of approximately $28.2 billion.

Through its bank and nonbank subsidiaries, M&I offers a variety of loan products to retail customers, including credit cards, lines of credit, automobile loans and leases, student loans, home equity loans, personal loans, residential mortgage loans and mortgage refinancing. M&I also offers a variety of loan and leasing products to business, commercial and institutional customers, including business loans, lines of credit, standby letters of credit, credit cards, government-sponsored loans, commercial real estate financing, construction financing, commercial mortgage loans and equipment and machinery leases. Diversified Business Credit, Inc. provides working capital loans to commercial borrowers secured by accounts receivable, inventory and other marketable assets. M&I Dealer Finance, Inc. provides retail vehicle lease and installment sale financing.

M&I Support Services Corp. provides bank operation support for loan and deposit account processing and maintenance, item processing and other banking services.

M&I’s lending activities involve credit risk. Credit risk is controlled through active asset quality management and the use of lending standards and thorough review of potential borrowers. M&I evaluates the credit risk of each borrower on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by individual loan customer but may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guaranties, and general security agreements. Access to collateral is dependent upon the type of collateral obtained. On an on-going basis, M&I monitors its collateral and the collateral value related to the loan balance outstanding.

The M&I bank subsidiaries may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than M&I’s own banking branches. These deposits allow M&I’s bank subsidiaries to gather funds across a geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides M&I with the flexibility to not pursue single service time deposit relationships in markets that have experienced unprofitable pricing levels.

M&I’s securitization activities are generally limited to basic term or revolving securitization facilities associated with indirect automobile loans. A discussion of M&I’s securitization activities is contained in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations, and in Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Data Services—Metavante Operations

Metavante provides financial technology products, software and services, including data processing, to financial institutions and other companies in the United States. Metavante’s clients include large banks, mid-tier and community banks and other financial services providers. Metavante organizes its business into two groups: Financial Technology and e-Finance. The Financial Technology group represented 76 percent of Metavante’s 2002 external revenue. This group provides data processing for deposit and loan account management, general ledger, customer information systems, and data warehouse services for financial institutions. It also provides trust and investment account processing, and employee retirement benefit third-party administration. Its electronic funds transfer and card services unit provides debit, stored-value, and credit card processing, card personalization, ATM management, transaction and merchant processing services. Metavante also develops and markets document composition software that businesses use to generate electronic or printed bills and statements. The e-Finance group represented 24 percent of Metavante’s 2002 external revenue. This group incorporates electronic bill presentment and payment services, which allow consumers and businesses to manage and pay bills electronically instead of writing and mailing checks. Metavante provides payment and settlement of bill payment transactions as part of its service. Metavante electronic banking products and technology allow consumers or businesses to manage their financial accounts online through the Internet or by telephone to access account balances, transfer funds between accounts, and obtain other banking services.

Metavante’s revenues consist of fees related to information and transaction processing services, software licensing and maintenance, conversion services and other professional services. Maintenance fees include ongoing client support and product updates. Metavante also receives buyout fees related to client termination prior to the end of the contract term. The buyout fee is contractual and based on the estimated remaining contract value. Buyout fees can vary significantly from quarter to quarter and year to year.

Metavante’s expenses consist primarily of salaries and related expenses and processing servicing expenses, such as data processing, telecommunications and equipment expenses. Other operating costs include selling, general and administrative costs, such as advertising and marketing expenses, travel, supplies and postage, and the use of outside firms for legal, accounting or other professional services, and amortization of investments in software, premises and equipment, conversions and acquired intangible assets.

Other Business Operations

M&I’s other nonbank subsidiaries operate a variety of bank-related businesses, including those providing trust services, residential mortgage banking, capital markets, brokerage and insurance, commercial leasing, and commercial mortgage banking.

Trust Services. M&I Investment Management Corp. offers a full range of asset management services to Marshall & Ilsley Trust Company N.A., the Marshall Funds and other individual, business and institutional customers. Marshall & Ilsley Trust Company N.A., provides trust and employee benefit plan services to customers throughout the United States with offices in Wisconsin, Arizona, Minnesota, Florida, Nevada, North Carolina and Illinois.

Residential Mortgage Banking. M&I Mortgage Corp. originates, purchases, sells and services residential mortgage loans. M&I Mortgage Reinsurance Corporation acts as a reinsurer of private mortgage insurance written in connection with residential mortgage loans originated in the M&I system.

Capital Markets. M&I Capital Markets Group L.L.C. and M&I Ventures L.L.C. provide venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions.

Brokerage and Insurance. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission, provides brokerage and other investment related services to a variety of retail and commercial customers. M&I Insurance Services, Inc. provides life, long-term care and disability income insurance products and annuities to retail clients and business owners.

Commercial Leasing. M&I First National Leasing Corp. leases a variety of equipment and machinery to large and small businesses.

Commercial Mortgage Banking. The Richter-Schroeder Company, Inc. originates and services long-term commercial real estate loans for institutional investors.

Other. M&I Community Development Corporation makes investments designed primarily to promote the public welfare in markets and communities served by affiliates and subsidiaries of M&I.

More information on M&I’s business segments is contained in Note 23 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Corporate Governance Matters

M&I has adopted a Code of Business Conduct and Ethics which is applicable to all of M&I’s employees, officers and directors, including M&I’s Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is available on M&I’s general web site at www.micorp.com.

M&I makes available free of charge through its web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and its insiders’ Section 16 reports and all amendments to these reports as soon as reasonably practicable after these materials are filed with or furnished to the Securities and Exchange Commission. In addition, certain documents relating to corporate governance matters are available on M&I’s web site. These documents include, among others, the following:

•	Code of Business Conduct and Ethics;

•	Corporate Governance Guidelines;

•	Charter for the Nominating and Corporate Governance Committee of the Board of Directors, including the Board’s categorical standards for determining the independence of directors;

•	Charter for the Audit Committee of the Board of Directors; and

•	Charter for the Compensation and Human Resources Committee of the Board of Directors.

Shareholders also may obtain a copy of any of these documents free of charge by calling the M&I Shareholder Information Line at 1-800-318-0208. Information contained on any of M&I’s web sites is not deemed to be a part of this Annual Report.

Acquisitions

During 2002, M&I expanded its operations into the Minneapolis/St. Paul, Minnesota and St. Louis, Missouri metropolitan areas through acquisitions. On March 1, 2002, M&I completed a merger with Richfield State Agency, Inc. (“Richfield State Agency”), a bank holding company with offices located in the Minneapolis/St. Paul, Minnesota metropolitan area. Richfield State Agency was the holding company for Richfield Bank and Trust Co. As of December 31, 2001, Richfield State Agency had consolidated total assets of approximately $735.5 million and consolidated total deposits of $547.8 million.

Also on March 1, 2002, M&I completed a merger with Century Bancshares, Inc. (“Century Bancshares”), a bank holding company located in the Minneapolis, Minnesota metropolitan area. Century Bancshares was the holding company for Century Bank, National Association. As of December 31, 2001, Century Bancshares had consolidated total assets of approximately $326.2 million and consolidated total deposits of $280.4 million. The aggregate purchase price for the Richfield State Agency and Century Bancshares acquisitions was $216.5 million including $29.9 million of cash and 6.2 million shares (post-split) of common stock valued at $186.6 million based on the average price over their respective contractual pricing periods.

During 2002, Metavante strengthened its electronic bill presentment and payment and wealth management businesses through acquisitions. On July 29, 2002, Metavante acquired substantially all of the assets of PayTrust, Inc., a privately held online bill management company. On August 23, 2002, Metavante acquired substantially all of the assets of Spectrum EBP, LLC, a privately held, open interoperable switch for exchanging online bills and payments. On May 1, 2002, Metavante acquired substantially all of the assets of BenePlan, Inc., a provider of third-party plan administration services for retirement benefit plans. The total cost of these acquisitions was $20.6 million which was paid in cash subject to additional payments up to $10.0 million contingent upon certain revenue targets achieved two years from the date that acquisition was closed.

On October 1, 2002, M&I completed the acquisition of Mississippi Valley Bancshares, Inc. (“Mississippi Valley”), the holding company of Southwest Bank of St. Louis, Southwest Bank, and Southwest Bank of Phoenix, with offices located in the St. Louis, Missouri metropolitan area, Belleville, Illinois and Phoenix, Arizona. As of September 30, 2002, Mississippi Valley had consolidated total assets of $2.1 billion and consolidated total deposits of $1.7 billion. The aggregate purchase price was $486.0 million including $255.2 million of cash and 8.25 million shares of common stock valued at $230.8 million based on the average price over the contractual pricing period.

More information on M&I’s acquisitions can be found in Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

M&I continues to evaluate opportunities to acquire banking institutions and other financial service providers and frequently conducts due diligence activities in connection with possible transactions. As a result, M&I may engage in discussions, and in some cases, negotiations with prospective targets and may make future acquisitions for cash, equity or debt securities. The issuance of additional shares of M&I common stock would dilute a shareholder’s ownership interest in M&I. In addition, M&I’s acquisitions may involve the payment of a premium over book value, and therefore, some dilution of book value may occur with any future acquisition. Generally, it is M&I’s policy not to comment on such discussions or possible acquisitions until a definitive agreement has been signed. M&I’s strategy for growth includes strengthening its presence in core markets, expanding into attractive markets and broadening its product offerings.

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest on loans and leases, interest on investment securities and fees for data processing services for each of the last three years ($ in thousands):

	Interest on Loans and Leases		Interest on Investment Securities		Fees for Data Processing Services
Years Ended December 31,	Amount	Percent of Total Operating Revenues	Amount	Percent of Total Operating Revenues	Amount	Percent of Total Operating Revenues	Total Operating Revenues
2002	$1,297,166	48.9%	$269,842	10.2%	$601,500	22.7%	$2,650,024
2001	1,358,802	50.1	349,421	12.9	559,816	20.7	2,710,357
2000	1,391,651	51.9	354,823	13.2	546,041	20.4	2,679,576

M&I business segment information is contained in Note 23 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Competition

M&I and its subsidiaries face substantial competition from hundreds of competitors in the markets they serve, some of which are larger and have greater resources than M&I. M&I’s bank subsidiaries compete for deposits and other sources of funds and for credit relationships with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies (and other long-term lenders) and other financial and non-financial companies located both within and outside M&I’s primary market area, many of which offer products functionally equivalent to bank products. M&I’s nonbank operations compete with numerous banks, finance companies, data servicing companies, leasing companies, mortgage bankers, brokerage firms, financial advisors, trust companies, mutual funds and investment bankers in Wisconsin and throughout the United States.

The markets for the financial products and services offered by Metavante are intensely competitive. Metavante competes with a variety of companies in various segments of the financial services industry, and its competitors vary in size and in the scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented with numerous companies competing for market share. Other segments of the financial services industry have large well-capitalized competitors who command the majority of market share. Metavante also faces competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

Employees

As of December 31, 2002, M&I and its subsidiaries employed in the aggregate 12,625 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As a registered bank holding company, M&I is subject to regulation and examination by the Federal Reserve Board under the BHCA. As of February 1, 2003, M&I owned a total of six bank and trust subsidiaries, including two Wisconsin state banks, a Missouri state bank, an Illinois state bank, a federal savings bank, and a national banking association. M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I’s Missouri state bank subsidiary is subject to regulation and examination by the Missouri Department of Economic Development, Division of Finance, and the Federal Reserve Board. M&I’s Illinois state bank subsidiary is subject to regulation and examination by the Illinois Office of Banks and Real Estate, as well as the Federal Deposit Insurance Corporation (the “FDIC”). M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I’s bank subsidiaries are subject to examination by the FDIC.

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2002 can be found in Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels. In addition, a bank holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not “opt out” of interstate branching. M&I Marshall & Ilsley Bank currently maintains interstate branches in Arizona and Minnesota.

The laws and regulations to which M&I is subject are constantly under review by Congress, regulatory agencies and state legislatures. In 1999, Congress enacted the Gramm-Leach-Bliley Act (the “Act”), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

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

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates or will require financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

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

Selected Statistical Information

Statistical information relating to M&I and its subsidiaries on a consolidated basis is set forth as follows:

(1) Average Balance Sheets and Analysis of Net Interest Income for each of the last three years is included in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations.

(2) Analysis of Changes in Interest Income and Interest Expense for each of the last two years is included in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations.

(3) Nonaccrual, Past Due and Restructured Loans and Leases for each of the last five years is included in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations.

(4) Summary of Loan and Lease Loss Experience for each of the last five years (including the narrative discussion) is included in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations.

(5) Return on Average Shareholders’ Equity, Return on Average Assets and other statistical ratios for each of the last five years can be found in Item 6, Selected Financial Data.

(6) Potential Problem Loans and Leases for the last two years can be found in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations.

The following tables set forth certain statistical information relating to M&I and its subsidiaries on a consolidated basis.

Investment Securities

The amortized cost of M&I’s consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

	2002	2001	2000
U.S. Treasury and government agencies	$3,201,394	$2,268,681	$3,303,366
States and political subdivisions	1,185,804	1,198,685	1,251,359
Other	733,396	850,980	1,235,156

Total	$5,120,594	$4,318,346	$5,789,881

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2002 are ($ in thousands):

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$1,420,286	5.23%	$1,726,735	5.28%	$52,958	5.40%	$1,415	5.45%	$3,201,394	5.26%
States and political subdivisions	100,038	6.97	300,995	7.16	264,430	7.30	520,341	7.45	1,185,804	7.30
Other	357,968	6.64	89,480	5.90	99,828	5.11	186,120	4.41	733,396	5.78

Total	$1,878,292	5.59%	$2,117,210	5.57%	$417,216	6.53%	$707,876	6.65%	$5,120,594	5.81%

Types of Loans and Leases

M&I’s consolidated loans and leases, classified by type, at December 31 of each year are ($ in thousands):

	2002	2001	2000	1999	1998
Commercial, financial and agricultural	$6,791,404	$5,656,384	$5,230,795	$4,691,996	$4,025,663
Industrial development revenue bonds	80,110	71,892	58,742	62,861	52,174
Real estate:
Construction	1,058,144	730,864	619,281	494,558	425,442
Mortgage:
Residential	6,758,650	5,563,975	5,049,557	4,941,450	4,045,022
Commercial	6,586,332	5,099,093	4,359,812	4,034,771	3,667,924

Total mortgage	13,344,982	10,663,068	9,409,369	8,976,221	7,712,946
Personal	1,852,202	1,210,808	1,174,248	1,299,416	1,166,541
Lease financing	782,004	962,356	1,094,652	810,009	613,400

	23,908,846	19,295,372	17,587,087	16,335,061	13,996,166
Less:
Allowance for loan and lease losses	338,409	268,198	235,115	225,862	226,052

Net loans and leases	$23,570,437	$19,027,174	$17,351,972	$16,109,199	$13,770,114

Loan and Lease Balances and Maturities

The analysis of selected loan and lease maturities at December 31, 2002 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre- determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$4,449,715	$2,136,592	$205,097	$6,791,404	$744,794	$1,596,895	$2,341,689
Industrial development revenue bonds	2,533	18,667	58,910	80,110	53,242	24,335	77,577
Real estate—construction	516,273	541,871	—	1,058,144	145,697	396,174	541,871
Lease financing	265,378	451,071	65,555	782,004	516,626	—	516,626

Total	$5,233,899	$3,148,201	$329,562	$8,711,662	$1,460,359	$2,017,404	$3,477,763

Notes:

(1)	Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and over-drafts are reported as due in one year or less.
(2)	The estimated effect arising from the use of interest rate swaps as shown in the rate structure of loans and leases is immaterial.

Deposits

The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$3,509,133		$2,895,083		$2,648,419
Interest bearing demand deposits	1,506,797	1.05%	1,088,186	1.21%	1,069,958	1.66%
Savings deposits	6,815,058	1.23	6,419,204	3.21	6,017,730	4.82
Time deposits	6,811,999	2.69	6,788,118	5.12	7,761,676	5.98

Total deposits	$18,642,987		$17,190,591		$17,497,783

The maturity distribution of time deposits issued in amounts of $100,000 and over and outstanding at December 31, 2002 ($ in thousands) is:

Three months or less	$1,437,140
Over three and through six months	594,149
Over six and through twelve months	74,405
Over twelve months	706,429

Total	$2,812,123

At December 31, 2002, time deposits issued by foreign offices totaled $0.9 billion. The majority of foreign deposits were in denominations of $100,000 or more.

Short-Term Borrowings

Information related to M&I’s funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

	2002	2001	2000
Amount outstanding at year end	$895,196	$1,090,150	$1,092,723
Average amount outstanding during the year	2,420,298	2,076,787	2,211,537
Maximum amount outstanding at any month’s end	3,391,162	2,760,183	2,767,114
Weighted average interest rate at year end	0.61%	1.20%	5.91%
Weighted average interest rate during the year	1.63	3.93	6.28

Information relating to the Corporation’s Senior bank notes – Puttable Reset Securities for the last three years is as follows ($ in thousands):

	2002	2001	2000
Amount outstanding at year end	$—	$1,001,961	$1,008,060
Average amount outstanding during the year	919,408	1,004,977	93,671
Maximum outstanding at any month’s end	1,001,890	1,007,552	1,008,618
Coupon rate	6.15%	6.15%	6.75%
Average interest rate during the year	6.11	6.11	6.05

Information relating to the Corporation’s short-term borrowings is included in Note 13 to the Consolidated Financial Statements in Item 8.

Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These statements speak of M&I’s plans, goals, beliefs or expectations, refer to estimates or use similar terms. Future filings by M&I with the Securities and Exchange Commission, and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of, M&I may also constitute forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties, and M&I’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to the following:

M&I’s earnings are significantly affected by general business and economic conditions.

M&I’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Arizona, Minnesota and Missouri. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies and consumer spending, borrowing and saving habits. For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Higher interest rates also could increase M&I’s cost to borrow funds and increase the rate M&I pays on deposits.

The long-term economic and political effects of terrorism and hostilities with Iraq and an economic slowdown could negatively affect M&I’s financial condition

On September 11, 2001, New York City and Washington, D.C. suffered serious terrorist attacks, and there is the risk that the United States may suffer additional attacks in the future. Further, tensions between the United

States and Iraq have recently escalated. The ultimate cost associated with terrorism and a war with Iraq may place significant burdens on the United States economy as a whole. The potential for future terrorist attacks, the national and international responses to terrorist attacks, possible war with Iraq and other acts of war or hostility have created many economic and political uncertainties. These events could adversely affect M&I’s business and operating results in other ways that presently cannot be predicted. In addition, an overall economic slowdown could negatively impact the purchasing and decision making activities of Metavante’s financial institution customers. If terrorist activity, hostilities between the United States and Iraq or other factors cause an overall economic decline, the financial condition and operating results of M&I could be materially adversely affected.

M&I earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve Board impact M&I significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments M&I holds. Those policies determine to a significant extent M&I’s cost of funds for lending and investing. Changes in those policies are beyond M&I’s control and are difficult to predict. Federal Reserve Board policies can affect M&I’s borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan.

The banking and financial services industry is highly competitive.

M&I operates in a highly competitive environment in the products and services M&I offers and the markets in which M&I operates. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer. Some of M&I’s competitors may be better able to provide a wider range of products and services over a greater geographic area.

M&I believes the banking and financial services industry will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking. Many of M&I’s competitors are subject to fewer regulatory constraints and have lower cost structures. M&I expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.

M&I is heavily regulated by federal and state agencies.

The holding company, its subsidiary banks and many of its non-bank subsidiaries are heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not stockholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect M&I in substantial and unpredictable ways including limiting the types of financial services and products M&I may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing M&I’s cost structures. Also, M&I’s failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to its reputation.

M&I is subject to examinations and challenges by tax authorities.

In the normal course of business, M&I and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are not resolved in M&I’s favor, they could have an adverse effect on M&I’s financial condition and results of operations.

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

Maintaining or increasing M&I’s market share depends on market acceptance and regulatory approval of new products and services and other factors.

M&I’s success depends, in part, on its ability to adapt its products and services to evolving industry standards and to control expenses. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce M&I’s net interest margin and revenues from its fee-based products and services. In addition, M&I’s success depends in part on its ability to generate significant levels of new business in its existing markets and in identifying and penetrating markets. Further, the widespread adoption of new technologies, including Internet-based services, could require M&I to make substantial expenditures to modify or adapt its existing products and services. M&I may not successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers and/or break into targeted markets.

The holding company relies on dividends from its subsidiaries for most of its revenue, and the banking subsidiaries hold a significant portion of their assets indirectly.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest on its debt. The payment of dividends by a subsidiary is subject to federal law restrictions as well as to the laws of the subsidiary’s state of incorporation. Also, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In addition, the M&I bank and savings association subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries.

M&I has an active acquisition program.

M&I regularly explores opportunities to acquire banking institutions, financial technology providers and other financial services providers. M&I cannot predict the number, size or timing of future acquisitions. M&I typically does not publicly comment on a possible acquisition or business combination until it has signed a definitive agreement for the transaction.

Difficulty in integrating an acquired company or business may cause M&I not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of key employees, the disruption of M&I’s business or the business of the acquired company, or otherwise adversely affect M&I’s ability to maintain existing relationships with clients, employees and suppliers or to enter into new business relationships. These factors could contribute to M&I not achieving the anticipated benefits of the acquisition within the desired time frames, if at all.

Future acquisitions could require M&I to use substantial cash or liquid assets or to incur debt. In such cases, M&I could become more susceptible to economic downturns and competitive pressures.

M&I is dependent on senior management.

M&I’s continued success depends to a significant extent upon the continued services of its senior management. The loss of services of any of M&I’s senior executive officers could cause M&I’s business to suffer. In addition, M&I’s success depends in part upon senior management’s ability to implement M&I’s business strategy.

M&I’s stock price can be volatile.

M&I’s stock price can fluctuate widely in response to a variety of factors including:

•	actual or anticipated variations in M&I’s quarterly results;

•	new technology or services by M&I’s competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving M&I or its competitors;

•	changes in accounting policies or practices;

•	failure to integrate M&I’s acquisitions or realize anticipated benefits from M&I’s acquisitions; or

•	changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause M&I’s stock price to decrease regardless of its operating results.

M&I may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on its business, operating results and financial condition.

M&I and its subsidiaries may be involved from time to time in a variety of litigation arising out of M&I’s business. M&I’s insurance may not cover all claims that may be asserted against it, and any claims asserted against M&I, regardless of merit or eventual outcome, may harm M&I’s reputation. Should the ultimate judgments or settlements in any litigation exceed M&I’s insurance coverage, they could have a material effect on M&I’s business, operating results and financial condition. In addition, M&I may not be able to obtain appropriate types or levels of insurance in the future, nor may M&I be able to obtain adequate replacement policies with acceptable terms, if at all.

In addition to the factors discussed above, the following factors concerning Metavante’s business may cause M&I’s results to differ from the results discussed in forward-looking statements:

Metavante relies on the continued functioning of its data centers and the integrity of the data it processes.

Metavante’s data centers are an integral part of its business. Damage to Metavante’s data centers, particularly its Wisconsin data centers, due to acts of terrorism, fire, power loss, telecommunications failure and other disasters could have a material adverse effect on Metavante’s business, operating results and financial condition. In addition, because Metavante relies on the integrity of the data it processes, if this data is incorrect or somehow tainted, client relations and confidence in Metavante’s services could be impaired, which would harm Metavante’s business.

Network operational difficulties or security problems could damage Metavante’s reputation and business.

Metavante depends on the reliable operation of network connections from its clients and its clients’ end users to its systems. Any operational problems or outages in these systems would cause Metavante to be unable to process transactions for its clients and its clients’ end users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce client satisfaction with Metavante’s products and services and harm Metavante’s financial results.

Metavante also depends on the security of its systems. Metavante’s networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Metavante transmits confidential financial information in providing its services. A material security problem affecting Metavante could damage its reputation, deter financial services providers from purchasing its products, deter their customers from using its products or result in liability to Metavante. Any material security problem affecting Metavante’s competitors could affect the marketplace’s perception of Internet banking and electronic commerce service in general and have the same effects.

Metavante may not be able to protect its intellectual property, and Metavante may be subject to infringement claims.

Metavante relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its proprietary technology. Despite Metavante’s efforts to protect its intellectual property, third parties may infringe or misappropriate Metavante’s intellectual property or may develop software or technology competitive to Metavante’s. Metavante’s competitors may independently develop similar technology, duplicate its products or services or design around Metavante’s intellectual property rights. Metavante may have to litigate to enforce and protect its intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm Metavante’s business and ability to compete.

Metavante also may be subject to costly litigation in the event its products or technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by Metavante’s products or technology. Any of these third parties could make a claim of infringement against Metavante with respect to its products or technology. Metavante may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject Metavante to significant liability for damages. An adverse determination in any litigation of this type could require Metavante to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of Metavante’s time and attention. Any claims from third parties may also result in limitations on Metavante’s ability to use the intellectual property subject to these claims.

Metavante’s business could suffer if it fails to attract and retain key technical people.

Metavante’s success depends in large part upon Metavante’s ability to attract and retain highly skilled technical, management and sales and marketing personnel. Because the development of Metavante’s products and services requires knowledge of computer hardware, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for the best people—in particular individuals with technology experience—is intense. Metavante may not be able to hire key people or pay them enough to keep them.

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statement.

Notice Regarding Consent of Arthur Andersen LLP

Arthur Andersen LLP was formerly the independent auditor for M&I. Representatives of Arthur Andersen LLP are not available to consent to the incorporation by reference of their report contained in this Annual Report into M&I’s registration statements on Form S-3 and Form S-8, and M&I has dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report into these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference into these registration statements or any omissions of material fact required to be stated therein.

ITEM 2. PROPERTIES

M&I and M&I Marshall & Ilsley Bank (“M&I Bank”) occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices throughout Wisconsin, 25 offices in the Phoenix and Tucson, Arizona metropolitan areas and ten offices in the Minneapolis, Minnesota metropolitan area. Southwest Bank of St. Louis owns or leases six offices in the St. Louis, Missouri metropolitan area. Southwest Bank owns one office in Belleville, Illinois. M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with branches in Naples, Florida and Milwaukee, Wisconsin, occupy modern facilities which are leased. Metavante owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which Metavante conducts data processing activities and a facility in Milwaukee that houses its software development teams. Properties leased by Metavante also include commercial office space in Brown Deer and Milwaukee, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities such as Lawrenceville, New Jersey; Sioux Falls, South Dakota; San Jose, California; Ann Arbor, Michigan; Atlanta, Georgia; Madison, Wisconsin; and Henderson, Nevada.

ITEM 3. LEGAL PROCEEDINGS

M&I is not currently involved in any material pending legal proceedings other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Name of Officer	Office
James B. Wigdale Age 66

Chairman of the Board since December 1992, Chief Executive Officer from October 1992 to December 2001, Director since December 1988, Vice Chairman of the Board, December 1988 to December 1992, Marshall & Ilsley Corporation; Chairman of the Board from January 1989 to October 2001, Chief Executive Officer from 1987 to October 2001, Director since 1981, M&I Marshall & Ilsley Bank; Director and President, M&I Ventures L.L.C. and M&I Capital Markets Group L.L.C.; Director, Metavante Corporation, M&I Brokerage Services, Inc., Marshall & Ilsley Trust Company N.A., M&I Investment Management Corp. and M&I Insurance Services, Inc.

Dennis J. Kuester Age 61

Chief Executive Officer since January 2002, President since 1987, Director since February 1994, Marshall & Ilsley Corporation; Chairman and Chief Executive Officer since October 2001, President from January 1989 to October 2001, Director since January 1989, M&I Marshall & Ilsley Bank; Director, Metavante Corporation; Director, M&I Ventures L.L.C. and M&I Capital Markets Group L.L.C.

Thomas M. Bolger Age 52

Executive Vice President since October 2001, Senior Vice President and Chief Credit Officer from 1994 to October 2001, Marshall & Ilsley Corporation; President and Director since October 2001, Executive Vice President from 1997 to October 2001, M&I Marshall & Ilsley Bank; Director and Vice President, M&I Capital Markets Group, LLC and M&I Ventures, LLC; Vice President of M&I Bank FSB; Director of M&I Bank of Mayville, M&I Investment Management, Corp., Marshall & Ilsley Trust Company, N.A., M&I Support Services Corp., M&I First National Leasing, Metavante Corporation, and Diversified Business Credit, Inc.

Name of Officer	Office

Joseph L. Delgadillo Age 51

Senior Vice President of Marshall & Ilsley Corporation since 1993; Chairman of the Board since February 2003 and Chief Executive Officer, President and Director since 2000, Metavante Corporation; Chief Executive Officer since 1998 and President since 1993, M&I Data Services Division; Senior Vice President from 1989 to 1993, M&I Data Services, Inc.; Director and Executive Vice President, Metavante International, Inc.; Director, Metavante 401kservices, Inc.

Randall J. Erickson Age 43

Senior Vice President, General Counsel and Secretary since June 2002 Marshall & Ilsley Corporation; Corporate Secretary of M&I Marshall & Ilsley Bank since June 2002; Director of M&I Bank FSB; Secretary of M&I Capital Markets Group, LLC and M&I Ventures, LLC; Shareholder at Godfrey & Kahn, S.C., a Milwaukee-based law firm, from September 1990 to June 2002.

Mark F. Furlong Age 45

Executive Vice President and Chief Financial Officer of Marshall & Ilsley Corporation since 2001; Chief Financial Officer of M&I Marshall & Ilsley Bank since February 2003; Director, Vice President and Treasurer of M&I Capital Markets Group, LLC and M&I Ventures LLC; Director of Marshall & Ilsley Trust Company, N.A., M&I Investment Management Corp. and Metavante Corporation; Institutional Trustee, M&I Capital Trust A; Executive Vice President and Chief Financial Officer of Old Kent Financial Corporation from 1998 to 2001; First Vice President/Director of Corporate Development/Commercial Banking of H.F. Ahmanson & Co. from 1992 to 1998.

Mark R. Hogan Age 48

Senior Vice President and Chief Credit Officer since October 2001, Marshall & Ilsley Corporation; Senior Vice President and Chief Credit Officer since November 1995, M&I Marshall & Ilsley Bank; Director, M&I First National Leasing Corp., Diversified Business Credit, Inc. and Richter-Schroeder Company, Inc.

Patricia R. Justiliano Age 52

Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994, Marshall & Ilsley Corporation; Vice President since January 1999, Controller since September 1998, M&I Marshall & Ilsley Bank; Director, President and Secretary of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation and M&I Zion Investment II Corporation; Director, President and Treasurer of M&I Zion Holdings. Inc., and M&I Insurance Company of Arizona; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall & Ilsley Investment Corporation, M&I Mortgage Corp., M&I Servicing Corp., and M&I Zion Investment Corp.

Nancy A. Maas Age 43

Senior Vice President, Director of Corporate Marketing since June 2002, Vice President and Corporate Marketing Officer from 1999 to June 2002, Marshall & Ilsley Corporation; Assistant Vice President from 1998 to 1999, Marshall & Ilsley Trust Company N.A.; Director of Shareholder Marketing from 1997 to 1998, Strong Financial Corporation.

Thomas J. O’Neill Age 42

Senior Vice President since April 1997, Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President since 1997, Vice President since 1991, M&I Marshall & Ilsley Bank; Director and President of M&I Bank FSB; Director and President of M&I Dealer Finance, Inc., M&I Insurance Company of Arizona, Inc., M&I Mortgage Corp., M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation; Director of M&I Bank of Mayville, M&I Brokerage Services, Inc., M&I Investment Management Corp., Marshall & Ilsley Trust Company, N.A., M&I Insurance Services, Inc. and M&I Support Services Corp.

Name of Officer	Office

Paul J. Renard Age 42	Senior Vice President, Director of Human Resources since 2000, Vice President and manager since 1994, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank.

John L. Roberts Age 50

Senior Vice President, Marshall & Ilsley Corporation since 1994; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995, M&I Marshall & Ilsley Bank; President and Director, M&I Support Services Corp. since 1995; Director, M&I Bank FSB and M&I Mortgage Corp.; President and Director, M&I Bank of Mayville.

Thomas A. Root Age 46	Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998, Marshall & Ilsley Corporation; Vice President and Auditor since 1993, M&I Marshall & Ilsley Bank.

Jeffrey V. Williams Age 58

Senior Vice President since December 1997, Marshall & Ilsley Corporation; Senior Vice President, M&I Marshall & Ilsley Bank; Director, President and Chief Executive Officer of Marshall & Ilsley Trust Company N.A.; Director and Chief Executive Officer of M&I Insurance Services, Inc. and M&I Brokerage Services Inc.; Director and Vice President of M&I Capital Markets Group, LLC and M&I Ventures, LLC; Director of M&I Investment Management Corp. and M&I Portfolio Services, Inc.

Donald H. Wilson Age 43

Senior Vice President and Treasurer since December 1996, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank; Director and President of M&I Northwoods III and M&I Dealer Auto Securitization, LLC; Assistant Secretary of M&I Capital Markets Group, LLC and M&I Ventures, LLC; Director of M&I Bank FSB, M&I Community Development Corporation, M&I Custody of Nevada, Inc., M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Marshall & Ilsley Investment Corporation, M&I Mortgage Corp., M&I Servicing Corp., M&I Zion Holdings, Inc., M&I Zion Investment Corp., and M&I Zion Investment II Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Listing

M&I’s common stock is traded under the symbol “MI” on the New York Stock Exchange. Common dividends declared and the price range for M&I’s common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements, Quarterly Financial Information.

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations, and in Note 15 in Item 8, Consolidated Financial Statements.

Holders of Common Equity

At December 31, 2002 M&I had approximately 19,141 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Summary of Operating Earnings

Years Ended December 31 ($000’s except share data)

	2002	2001	2000	1999	1998
Interest Income:
Loans and leases	$1,297,166	$1,358,802	$1,391,651	$1,156,775	$1,085,829
Investment securities:
Taxable	198,037	270,336	272,536	269,668	280,377
Exempt from federal income taxes	60,637	62,273	65,429	58,820	52,969
Trading securities	328	884	1,508	1,864	2,203
Short-term investments	11,168	16,812	16,858	9,457	12,666

Total interest income	1,567,336	1,709,107	1,747,982	1,496,584	1,434,044
Interest Expense:
Deposits	283,385	566,899	772,016	585,864	564,540
Short-term borrowings	150,310	188,587	224,187	142,294	126,624
Long-term borrowings	127,343	110,842	78,773	63,145	66,810

Total interest expense	561,038	866,328	1,074,976	791,303	757,974

Net interest income	1,006,298	842,779	673,006	705,281	676,070
Provision for loan and lease losses	74,416	54,115	30,352	25,419	27,090

Net interest income after provision for loan and lease losses	931,882	788,664	642,654	679,862	648,980
Other Income:
Data processing services	601,500	559,816	546,041	494,816	421,945
Trust services	120,586	120,827	117,680	100,963	88,496
Net securities gains (losses)	(6,271)	(6,759)	(29,985)	7,691	30,783
Other	366,873	327,366	297,858	279,606	253,276

Total other income	1,082,688	1,001,250	931,594	883,076	794,500
Other Expense:
Salaries and benefits	745,518	695,405	628,215	587,711	523,606
Other	550,460	593,464	475,683	447,288	454,589

Total other expense	1,295,978	1,288,869	1,103,898	1,034,999	978,195

Income before income taxes and cumulative effect of changes in accounting principles	718,592	501,045	470,350	527,939	465,285
Provision for income taxes	238,265	163,124	152,948	173,428	163,962

Income before cumulative effect of changes in accounting principles	480,327	337,921	317,402	354,511	301,323
Cumulative effect of changes in accounting principles, net of income taxes	—	(436)	(2,279)	—	—

Net Income	$480,327	$337,485	$315,123	$354,511	$301,323

Net income per common share:**
Basic:
Income before cumulative effect of changes in accounting principles	$2.24	$1.60	$1.51	$1.66	$1.39
Cumulative effect of changes in accounting principles, net of income taxes	—	—	(0.01)	—	—

Net income	$2.24	$1.60	$1.50	$1.66	$1.39

Diluted:
Income before cumulative effect of changes in accounting principles	$2.16	$1.55	$1.46	$1.57	$1.31
Cumulative effect of changes in accounting principles, net of income taxes	—	—	(0.01)	—	—

Net income	$2.16	$1.55	$1.45	$1.57	$1.31

Other Significant Data:
Year-End Common Stock Price**	$27.38	$31.64	$25.42	$31.41	$29.22
Return on Average Shareholders’ Equity	17.36%	13.89%	14.67%	16.32%	14.13%
Return on Average Assets	1.64	1.28	1.26	1.56	1.45
Dividend Payout Ratio	28.94	36.65	35.72	29.94	32.82
Average Equity to Average Assets Ratio	9.47	9.21	8.58	9.57	10.26
Ratio of Earnings to Fixed Charges:*
Excluding Interest on Deposits	3.38x	2.56x	2.46x	3.38x	3.25x
Including Interest on Deposits	2.23x	1.56x	1.43x	1.65x	1.60x

*	See Exhibit 12 for detailed computation of these ratios.
**	Restated for 2-for-1 stock split effective June 17, 2002.

Consolidated Average Balance Sheets

Years ended December 31 ($000’s except share data)

	2002	2001	2000	1999	1998
Assets:
Cash and due from banks	$708,256	$651,367	$615,015	$638,399	$652,988
Investment securities:
Trading Securities	15,247	21,284	30,926	37,276	43,404
Short-term investments	717,129	503,857	265,487	186,106	247,049
Other investment securities:
Taxable	3,325,568	3,926,737	4,063,773	4,208,498	4,317,668
Tax Exempt	1,224,737	1,269,175	1,327,159	1,217,847	1,078,333

Total investment securities	5,282,681	5,721,053	5,687,345	5,649,727	5,686,454
Loans and Leases:
Commercial	6,143,862	5,478,342	4,975,482	4,359,880	3,749,518
Real Estate	12,633,208	10,514,536	9,958,164	8,639,360	7,967,626
Personal	1,388,447	1,182,049	1,245,738	1,204,931	1,154,110
Lease Financing	862,927	1,026,215	938,525	705,054	532,043

Total loans and leases	21,028,444	18,201,142	17,117,909	14,909,225	13,403,297
Allowance for loan and lease losses	302,664	253,089	233,466	228,500	216,456

Net loans and leases	20,725,780	17,948,053	16,884,443	14,680,725	13,186,841
Premises and equipment, net	418,042	391,633	376,286	360,624	357,040
Accrued interest and other assets	2,067,891	1,658,203	1,478,688	1,371,488	906,850

Total Assets	$29,202,650	$26,370,309	$25,041,777	$22,700,963	$20,790,173

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing	$3,509,133	$2,895,083	$2,648,419	$2,663,609	$2,545,724
Interest bearing:
Bank issued interest bearing activity deposits	8,996,778	7,833,126	6,836,132	6,595,060	5,992,106
Bank issued time deposits	3,540,124	3,975,253	4,291,005	4,254,869	4,656,695

Total bank issued interest bearing deposits	12,536,902	11,808,379	11,127,137	10,849,929	10,648,801
Wholesale deposits	2,596,952	2,487,129	3,722,227	2,643,364	1,562,690

Total interest bearing deposits	15,133,854	14,295,508	14,849,364	13,493,293	12,211,491

Total deposits	18,642,987	17,190,591	17,497,783	16,156,902	14,757,215
Short-term borrowings	4,188,339	3,944,160	3,538,846	2,803,834	2,357,161
Long-term borrowings	2,693,447	1,962,801	1,178,805	1,009,132	1,046,321
Accrued expenses and other liabilities	911,187	843,198	678,269	558,978	496,439

Total liabilities	26,435,960	23,940,750	22,893,703	20,528,846	18,657,136
Shareholders’ Equity	2,766,690	2,429,559	2,148,074	2,172,117	2,133,037

Total Liabilities and Shareholders’ Equity	$29,202,650	$26,370,309	$25,041,777	$22,700,963	$20,790,173

Other Significant Data:
Book Value Per Share at Year End**	$13.51	$11.65	$10.60	$9.74	$9.94
Average Common Shares Outstanding**	212,799,996	208,587,816	208,201,304	209,881,574	211,836,278
Employees at Year End	12,625	11,657	11,753	11,433	10,756
Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.21%	0.22%	0.12%	0.17%	0.07%
Total Nonperforming Loans and Leases* and OREO to End of Period Loans and Leases & OREO	0.85	0.94	0.76	0.75	0.85
Allowance for Loan and Lease Losses to End of Period Loans and Leases	1.42	1.39	1.34	1.38	1.62
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	174	154	182	193	206

*	Loans and leases nonaccrual, restructured, and past due 90 days or more.
**	Restated for 2-for-1 stock split effective June 17, 2002.

Yield and Cost Analysis

Years ended December 31 (Tax equivalent basis)

	2002	2001	2000	1999	1998
Average Rates Earned:
Loans and Leases	6.18%	7.48%	8.14%	7.77%	8.12%
Investment Securities—Taxable	6.11	7.04	6.62	6.42	6.52
Investment Securities—Tax Exempt	7.49	7.28	7.16	7.13	7.44
Trading Securities	2.21	4.21	4.92	5.08	5.13
Short-term Investments	1.56	3.34	6.35	5.08	5.13
Average Rates Paid:
Interest Bearing Deposits	1.87%	3.97%	5.20%	4.34%	4.62%
Short-term Borrowings	3.59	4.78	6.34	5.07	5.37
Long-term Borrowings	4.73	5.65	6.68	6.26	6.39
M&I Marshall & Ilsley Bank Average Prime Rate	4.67	6.91	9.24	8.02	8.35

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

Net income in 2002 amounted to $480.3 million or $2.16 per share on a diluted basis. The return on average assets and return on average equity were 1.64% and 17.36%, respectively. By comparison, 2001 net income was $337.5 million, diluted earnings per share was $1.55, the return on average assets was 1.28% and the return on average equity was 13.89%. For the year ended December 31, 2000, net income was $315.1 million or $1.45 per diluted share and the returns on average assets and average equity were 1.26% and 14.67%, respectively.

The results of operations and financial position for the periods presented include the effects of the acquisitions by Metavante as well as the banking-related acquisitions from the dates of merger. All transactions were accounted for using the purchase method of accounting. See Note 4 in Item 8 for a discussion of the Corporation’s acquisition activities in 2002 and 2001.

Net income for the year ended December 31, 2002 includes certain transition expenses associated with integrating acquisitions by Metavante. Net income for the year ended December 31, 2001 includes certain losses and expenses incurred in connection with the previously announced organizational changes and acquisitions at Metavante, auto lease residual value write-downs, the final charges for the banking charter consolidation completed during the second quarter and the cumulative effect of the required change in accounting for derivatives and hedging activities. Net income for the year ended December 31, 2000 includes investment securities losses, losses from the sale of adjustable rate mortgage (“ARM”) loans, charter consolidation expenses, expenses incurred for the withdrawn initial public offering (“IPO”) of Metavante and the cumulative effect of the required change in accounting for certain conversion services provided by Metavante.

The following is a summary of the transactions which management considers to be unique or infrequent and therefore are considered to have a direct affect on the year-to-year comparability of operating results for the years ended December 31, 2002, 2001 and 2000 ($ in millions except per share amounts):

	2002			2001			2000
	Pre Tax Amount	After Tax Amount	Diluted Per Share Impact	Pre Tax Amount	After Tax Amount	Diluted Per Share Impact	Pre Tax Amount	After Tax Amount	Diluted Per Share Impact
Other Income
Metavante:
Equity Investment Losses	$—	$—	$—	$(16.1)	$(9.7)	$(0.05)	$—	$—	$—
Balance Sheet Management:
Investment Securities Losses	—	—	—	—	—	—	(50.6)	(32.9)	(0.15)

Other Income	$—	$—	$—	$(16.1)	$(9.7)	$(0.05)	$(50.6)	$(32.9)	$(0.15)
Other Expenses
Metavante:
PayTrust Acquisition—Transition Expenses	$7.1	$4.2	$0.02	$—	$—	$—	$—	$—	$—
Reduction in Force and Realignment	—	—	—	11.0	6.6	0.03	—	—	—
Derivion, Cyberbills and Brokat Acquisitions	—	—	—	45.0	27.1	0.12	—	—	—
IPO Expenses	—	—	—	—	—	—	4.5	3.1	0.01
Auto Lease Residual Write-downs	—	—	—	25.0	15.8	0.07	—	—	—
Charter Consolidation	—	—	—	12.0	8.5	0.04	9.1	6.2	0.03
Balance Sheet Management:
Sale of ARM Loans	—	—	—	—	—	—	3.0	2.0	0.01
Goodwill Amortization	—	—	—	17.5	15.4	0.07	16.4	14.7	0.07

Other Expenses	$7.1	$4.2	$0.02	$110.5	$73.4	$0.33	$33.0	$26.0	$0.12
Change in Accounting	—	—	—	(0.7)	(0.4)	0.00	(3.8)	(2.3)	(0.01)

Total	$(7.1)	$(4.2)	$(0.02)	$(127.3)	$(83.5)	$(0.38)	$(87.4)	$(61.2)	$(0.28)

For the year ended December 31, 2002, Metavante incurred integration costs associated with the July 29, 2002 acquisition of PayTrust, Inc., an online bill management company. Such costs were the result of operating duplicate platforms, which include duplicate facilities, personnel and processing costs, and are anticipated to continue through the first quarter of 2003. Total integration costs to be incurred are estimated to be approximately $6.0 million on an after-tax basis. On an after-tax basis, approximately $2.3 million of such costs were incurred in the third quarter of 2002 and $1.9 million of such costs were incurred in the fourth quarter of 2002.

During 2001, Metavante wrote-off three equity investments with a carrying value of approximately $16.1 million. One investment employed technology that was replaced through Metavante’s acquisition of Derivion Corporation and Cyberbills, Inc. The other investments were in the loan origination and Internet lending businesses which Metavante chose to exit. In each case in 2001, Metavante discontinued its participation in the funding of these businesses. That factor together with the sustained and continuing operating losses and negative working capital positions resulted in the determination that these investments were permanently impaired. At December 31, 2002, Metavante did not have any other equity investments.

During 2001, Metavante initiated a reduction in force and realignment that consisted of the closing of four regional offices and a general reduction in force across all classes of employees in the Milwaukee metropolitan area. Approximately 400 positions were eliminated. Total costs were approximately $11.0 million and consisted primarily of severance of $9.6 million, lease termination and other occupancy exit costs of $0.7 million and professional fees including outplacement services of $0.4 million. Substantially all of the costs have been paid.

In conjunction with Metavante’s acquisitions of Derivion and Cyberbills, $2.8 million of prepaid maintenance fees and capitalized software costs associated with other technologies that were replaced by the new and enhanced bill presentment and payment technology obtained in the acquisitions were written-off in the second quarter of 2001. Transition costs associated with the integration totaled approximately $7.0 million and were recognized in the third and fourth quarters of 2001. In total, approximately $9.8 million in charges were taken.

Also during 2001, $34.5 million in charges were taken in conjunction with Metavante’s acquisition of Brokat Technologies’ (“Brokat”) North American Internet banking operations. The decision to consolidate four locations and five technology platforms resulted in severance of $3.8 million and facility closure charges of approximately $10.2 million. Write-offs of exiting technology and software which is being replaced by Brokat’s software amounted to $20.5 million.

In the latter part of 2000, the Corporation began to realize residual losses on returned leased vehicles due to a decline in used car values which was driven by an increased supply of used vehicles. Throughout the first half of 2001, the value of used cars continued to decline at unprecedented rates. As a result, a $25.0 million charge was taken to write-down residual values associated with the Corporation’s indirect auto lease portfolio in the second quarter of 2001. See Note 7, Loans and Leases, in Item 8 for additional information on the residual losses. The net gains and losses from the disposal of off-lease vehicles in 2002 were minimal. Although there are no guarantees that there will not be further residual value write-downs, the Corporation continues to monitor the carrying values very closely and believes it has taken the necessary steps to reduce the likelihood of material future write-downs.

During the second half of 2000 and the first half of 2001, the Corporation executed its charter consolidation initiative which consisted of consolidating twenty eight bank charters into one bank and one thrift. The costs associated with this initiative included the cost of programming changes required to support operations and processes to achieve the scale required in the reduced charter environment, consulting and other professional fees, costs to eliminate duplicate loan and deposit customers’ accounts, affiliate shareholder matters and regulatory costs, and costs associated with employee relocation, retention and severance. These costs were recorded as incurred and there were no significant accrual of costs. During the second quarter of 2001, the consolidations were completed and there have been no material charges incurred since that time.

As part of its announced balance sheet restructuring in 2000, the Corporation realigned its available for sale investment securities portfolio through the sale of approximately $1.6 billion of lower yield U.S. Government

Agency securities and purchased similar securities with a higher yield. The loss from the sale amounted to $50.6 million. Also, as part of the balance sheet restructuring, the Corporation sold $300.8 million of portfolio ARM loans at a loss of $3.0 million and securitized and transferred $511 million of ARM loans to available for sale securities.

During 2000, Metavante incurred registration costs and professional fees associated with the preparation of an IPO as well as professional fees for tax and benefit plan consulting, market assessments, strategic consulting and name change. Such expenses also include costs that normally would be netted against the IPO proceeds had it proceeded as originally planned. Such costs amounted to approximately $4.5 million.

On January 1, 2002, the Corporation adopted the new accounting standard for accounting for goodwill and other intangible assets. As a result of that standard, goodwill amortization ceased on January 1, 2002 and goodwill and other intangible assets that have been determined to have indefinite lives are now subject to periodic tests for impairment. At December 31, 2002, the Corporation does not have any other intangibles that are deemed to have indefinite lives. Goodwill amortization amounted to $17.5 million in 2001 and $16.4 million in 2000. See Note 2 in Item 8 for the pro forma effect on prior years and Note 11 for additional information on the Corporation’s goodwill and other intangibles.

During 2001, the Corporation adopted the new accounting standard on accounting for derivatives and hedging activities as described and discussed in Note 2 in Item 8. Note 21 in Item 8 provides additional information on the Corporation’s use of derivative financial instruments. During 2000, the Corporation’s Metavante subsidiary adopted the Securities and Exchange Commission’s staff accounting bulletin on revenue recognition. See Note 2 in Item 8 for further discussion on this matter.

The transactions as presented and discussed above generally have their greatest impact on the Corporation’s operating expenses and impact the individual line items in the Consolidated Statements of Income to varying degrees of magnitude. A table is presented in the Other Expense section of this discussion that depicts how these transactions, in the aggregate, affect the individual line items of expense in the Consolidated Statements of Income for the periods presented. It is intended that the table, together with the information presented above, provide users of the Corporation’s financial information with an understanding of how these transactions impacted the Corporation’s operating results and identify those transactions that management believes are unique to the periods presented in the Corporation’s consolidated financial statements.

Net Interest Income

Net interest income in 2002 amounted to $1,006.3 million compared with net interest income of $842.8 million in 2001, an increase of $163.5 million or 19.4%.

Average earning assets in 2002 amounted to $26.3 billion compared to $23.9 billion in 2001, an increase of $2.4 billion or 10.0%. Average loans and leases accounted for all of the growth in earning assets.

Average interest bearing liabilities increased $1.8 billion or 9.0% in 2002 compared to 2001. Average interest bearing deposits increased $0.8 billion and average borrowings increased $1.0 billion. Average noninterest bearing deposits increased $0.6 billion or 21.2% compared to the prior year.

Average earning assets and average interest bearing liabilities in 2002 and 2001 reflect the impact of the Corporation’s banking acquisitions which were all accounted for as purchases and therefore are included in the Corporation’s financial position and results of operations since the acquisitions were completed. The acquisitions completed in the third quarter of 2001 (the acquisition of National City Bancorporation and twelve branch offices in Arizona) are reflected in the Corporation’s average financial position and results of operations for the full year in 2002. The Richfield State Agency and Century Bancshares acquisitions have been included for ten months in 2002 and the Mississippi Valley acquisition has been included for three months in 2002.

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2002	2001	2000	2002 vs 2001	2001 vs 2000
Commercial:
Commercial	$6,143.8	$5,478.3	$4,975.5	12.1%	10.1%
Commercial real estate:
Commercial mortgages	5,703.2	4,740.7	4,182.6	20.3	13.3
Construction	754.8	521.9	433.3	44.6	20.4

Total commercial real estate	6,458.0	5,262.6	4,615.9	22.7	14.0
Commercial lease financing	395.2	390.3	353.2	1.3	10.5

Total commercial	12,997.0	11,131.2	9,944.6	16.8	11.9
Personal:
Residential real estate:
Residential mortgages	2,501.8	2,384.9	2,945.2	4.9	(19.0)
Construction	143.8	127.6	114.5	12.7	11.4

Total residential real estate	2,645.6	2,512.5	3,059.7	5.3	(17.9)
Consumer loans:
Student	103.4	116.0	185.2	(11.0)	(37.3)
Credit card	170.2	177.5	165.6	(4.1)	7.2
Home equity loans and lines	3,529.6	2,739.4	2,282.6	28.8	20.0
Other	1,114.9	888.6	894.9	25.5	(0.7)

Total consumer loans	4,918.1	3,921.5	3,528.3	25.4	11.1
Personal lease financing	467.7	635.9	585.3	(26.4)	8.7

Total personal	8,031.4	7,069.9	7,173.3	13.6	(1.4)

Total consolidated average loans and leases	$21,028.4	$18,201.1	$17,117.9	15.5%	6.3%

Compared to 2001, average loans and leases increased $2.8 billion or 15.5% in 2002. Approximately $1.7 billion of average loan growth was due to the bank acquisitions previously discussed. At the time of the mergers, approximately $2.3 billion of loans were acquired in the 2002 acquisitions and approximately $1.0 billion of loans were acquired in the 2001 acquisitions. Excluding the acquisitions, total average commercial loan growth amounted to $0.6 billion, which was driven by commercial real estate loan and commercial real estate construction loan growth of $0.7 billion. Excluding the effects of acquisitions, average personal loans grew approximately $0.5 billion, which was driven by increases in home equity loans and lines.

Generally, the Corporation sells residential real estate loan production in the secondary market, although in 2002, selected loans with wider spreads and adjustable rate characteristics have been retained in the portfolio and serve as a potential source of liquidity in the future. Residential real estate loans originated and sold to the secondary market amounted to $3.1 billion in 2002 compared to $2.4 billion in 2001. At December 31, 2002, the Corporation had approximately $0.3 billion of mortgage loans held for sale. Auto loans securitized and sold in 2002 amounted to $0.6 billion. The Corporation anticipates that it will continue to divest of narrower interest rate spread assets through sale or securitization in future periods. Gains from the sale of mortgage loans amounted to $39.7 million in 2002 compared to $31.0 million in 2001 and are reported as a component of mortgage banking revenue in the consolidated statements of income. Gains from the sale and securitization of auto loans amounted to $7.2 million in 2002 and $7.9 million in 2001. See Note 9, Asset Sales, in Item 8 for further discussion of the Corporation’s securitization activities.

The rate of growth experienced in commercial loans in the second half of the year compared to the first half of the year has slowed. The Corporation’s commercial lending activities have historically fared well as the economy strengthens and it anticipates loan demand will slowly strengthen reflecting the condition of its markets in future quarters. Home equity loans and lines, which includes M&I’s wholesale activity, continue to be the primary core consumer loan product. The Corporation continues to attract strong credit scores and conservative loan-to-value characteristics in this portfolio. The Corporation expects these products to continue to grow in the next several quarters.

The growth and composition of the Corporation’s consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

				Percent Growth
	2002	2001	2000	2002 vs 2001	2001 vs 2000
Bank issued deposits:
Noninterest bearing:
Commercial	$2,423.9	$1,909.3	$1,693.5	26.9%	12.7%
Personal	711.4	606.8	580.2	17.2	4.6
Other	373.8	379.0	374.7	(1.3)	1.1

Total noninterest bearing	3,509.1	2,895.1	2,648.4	21.2	9.3
Interest bearing:
Activity accounts:
Savings and NOW	2,352.3	1,775.6	1,845.9	32.5	(3.8)
Money market	5,892.9	5,468.9	4,575.5	7.8	19.5
Foreign activity	751.6	588.6	414.8	27.7	41.9

Total activity accounts	8,996.8	7,833.1	6,836.2	14.9	14.6
Time deposits:
Other CDs and time	2,884.7	3,213.9	3,415.2	(10.2)	(5.9)
CDs $100,000 and over	655.4	761.4	875.8	(13.9)	(13.1)

Total time deposits	3,540.1	3,975.3	4,291.0	(10.9)	(7.4)

Total interest bearing	12,536.9	11,808.4	11,127.2	6.2	6.1

Total bank issued deposits	16,046.0	14,703.5	13,775.6	9.1	6.7
Wholesale deposits:
Money market	76.6	262.9	666.4	(70.8)	(60.5)
Brokered CDs	1,465.5	1,478.4	1,430.6	(0.9)	3.3
Foreign time	1,054.9	745.8	1,625.2	41.4	(54.1)

Total wholesale deposits	2,597.0	2,487.1	3,722.2	4.4	(33.2)

Total consolidated average deposits	$18,643.0	$17,190.6	$17,497.8	8.4%	(1.8)%

Average bank issued deposits increased $1.3 billion or 9.1% in 2002 compared with 2001. Approximately $1.7 billion of the growth was attributable to acquisitions. Excluding the impact of acquisitions, average noninterest bearing deposits increased $0.3 billion and interest bearing activity accounts increased $0.4 billion. Savings and NOW accounts, especially NOW accounts, exhibited the greatest growth in bank issued interest bearing activity deposits in 2002 compared to 2001. Average bank issued NOW accounts increased $0.3 billion. Excluding acquisitions, average bank issued time deposits declined $1.0 billion. M&I’s markets have continued to experience some unprofitable pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels. The Corporation elected not to pursue such relationships.

The growth in noninterest and interest-bearing activity accounts and the shift in deposit mix of average bank issued deposits provided a benefit to the net interest margin in 2002. Both commercial and retail banking contributed to the success experienced in growing bank issued deposits. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation’s profitability. Specific retail deposit initiatives include bank-at-work, single service calling, and retention calling programs as well as an aggressive checking promotion in the Arizona market.

Average wholesale deposits increased $0.1 billion or 4.4%. Throughout 2002, the Corporation has made greater use of wholesale funding alternatives, especially institutional CDs.

During 2002, the Corporation’s banking segment issued $550 million of debt under its bank note program consisting of $300 million of senior bank notes and $250 million of subordinated debt. Medium term bank notes in the amount of $200 million matured in 2002. In December 2002, $1.0 billion of existing senior bank notes (puttable reset securities) were remarketed. At December 31, 2002, bank notes amounted to $2.2 billion. In addition, the banking segment increased its borrowings from the Federal Home Loan Bank in 2002 by obtaining $300 million of floating rate advances. During 2002, the Corporation issued $39.0 million of MiNotes which are medium-term notes issued in smaller denominations to attract retail investors. Approximately $48.5 million of the Corporation’s other series medium-term notes matured in 2002. See Note 13 and Note 14 in Item 8 herein for further discussion regarding the Corporation’s borrowings.

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 3.96% in 2002 compared to 3.67% in 2001, an increase of 29 basis points. The yield on earning assets decreased 121 basis points while the cost of interest bearing liabilities decreased 174 basis points in 2002 compared to 2001. Growth in lower-cost bank issued deposits and the re-pricing of retail deposits in the declining rate environment experienced in 2002, loan growth and improved loan spreads all contributed to the margin improvement. Offsetting this improvement was the impact of the net cash paid in acquisitions of approximately $153.4 million, cash paid for common stock acquired in conjunction with the Corporation’s stock repurchase program of $165.1 million, loan premium amortization arising from the accelerated prepayments of loans obtained in acquisitions and the lengthening of liabilities in conjunction with the Corporation’s management of interest rate risk.

The yield on average earning assets was 6.10% in 2002 compared to 7.31% in 2001, a decrease of 121 basis points. The growth in average earning assets, primarily loans, contributed approximately $175.3 million to interest income while the decline in the yield adversely impacted interest income (FTE) by approximately $316.1 million.

The cost of interest bearing liabilities was 2.55% in 2002 compared to 4.29% in 2001, a decrease of 174 basis points. The decrease in the rates paid on interest bearing liabilities contributed approximately $374.1 million of the decrease in interest expense while the increase in volume offset the benefit by approximately $68.8 million in 2002 compared to the prior year.

For 2002, the effect on net interest income resulting from the use of derivative financial instruments designated as hedges was a negative $27.6 million compared with a positive $4.8 million in 2001. See Note 21, Derivative Financial Instruments and Hedging Activities in Item 8, for a discussion of the Corporation’s use of derivative financial instruments.

The Corporation anticipates that the net interest margin (as a percentage of average earning assets) will decline a few basis points over each of the next couple of quarters in 2003. While the low absolute level of interest rates and the increased level of prepayments has shortened the expected life of many of the Corporation’s assets, the Corporation has actively managed the re-pricing characteristics of its liabilities so as to minimize the long-term impact on net interest income. The net interest margin will continue to be influenced by product spreads as well as loan and deposit growth and the general interest rate environment.

Net interest income in 2001 amounted to $842.8 million compared with net interest income of $673.0 million in 2000, an increase of $169.8 million.

Average earning assets in 2001 amounted to $23.9 billion compared to $22.8 billion in 2000, an increase of $1.1 billion or 4.9%. Average loans and leases accounted for all of the growth in earning assets. During the latter part of the third quarter of 2000, the Corporation realigned its available for sale investment securities portfolio through the sale and purchase of approximately $1.6 billion of U.S. Government Agency securities. In conjunction with this transaction, the Corporation realized investment securities losses of approximately $50.6 million.

Average interest bearing liabilities increased $0.6 billion or 3.2% in 2001 compared to 2000. Average interest bearing deposits decreased $0.6 billion. Average short-term borrowings increased $405 million while average long-term borrowings increased $784 million. Average noninterest bearing deposits increased $247 million or 9.3% compared to the prior year.

Compared to 2000, average loans and leases increased $1.1 billion or 6.3%. Approximately 44%, or $0.5 billion of average loan growth, was due to the acquisitions of National City Bancorporation in Minnesota and branch acquisitions in Arizona, which were all accounted for using the purchase method of accounting. At the time of purchase, approximately $1 billion in loans were acquired. Excluding the acquisitions, total commercial loan growth amounted to $0.8 billion and was driven by commercial real estate loan and commercial real estate construction loan growth of $0.6 billion. Average personal loans declined $0.2 billion, excluding acquisitions, largely due to accelerated prepayments combined with the strategy to sell new production of residential mortgages. For the second year in a row, home equity loans and lines exhibited double digit growth fueled in part by the acquisition of home equity loans and lines in support of its private-label banking services in the fourth quarter of 2000.

Generally, the Corporation sells residential real estate loan production in the secondary market. Residential real estate loans originated and sold to the secondary market amounted to $2.4 billion in 2001 compared to $0.6 billion in 2000. Gains recognized from the sale of mortgage loans amounted to $31.0 million in 2001 and $7.8 million in 2000 and are included in mortgage banking revenue in the consolidated statements of income. Retained interests in the form of mortgage servicing rights amounted to $2.8 million in 2001 and $4.8 million in 2000. At December 31, 2001, the Corporation had approximately $0.3 billion of mortgage loans held for sale. During the third quarter of 2000, the Corporation began securitizing its monthly production of indirect automobile loans. Auto loans securitized and sold in 2001 amounted to $382 million. Gains recognized from the sale and securitization of auto loans amounted to $7.9 million in 2001 and $1.0 million in 2000. See Note 9, Asset Sales, in Item 8 for further discussion of the Corporation’s securitization activities. Approximately $46 million and $150 million of student loans were sold (service released) in 2001 and 2000, respectively. Gains recognized from the sale of student loans amounted to $1.8 million in 2001 and $5.1 million in 2000.

Money market savings, especially money market index accounts, exhibited the greatest growth in bank issued deposits in 2001 compared to 2000. Average bank issued money market index savings increased $1.0 billion or 23.3%, excluding acquisitions. None of the Corporation’s money market products are indexed to equity indices. Other interest bearing activity accounts declined $0.1 billion. Average bank issued time deposits declined $0.5 billion. M&I’s markets have experienced some unprofitable pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels which the Corporation elected not to pursue.

During 2000, M&I disposed of three branches. Deposits and loans aggregating approximately $111 million and $8 million, respectively, were divested in 2000. As part of its private-label banking services, the Corporation acquired $354 million of deposits late in 2000.

During 2001, the Corporation’s banking segment issued $547 million of debt under its bank note program consisting of $250 million of senior bank notes—Extendible Liquidity Securities (“EXLs”) and $297 million of subordinated debt. At December 31, 2001, bank notes, which are included in short-term borrowings and long-term borrowings, amounted to $1.8 billion. In addition, the banking segment increased its borrowings from the Federal Home Loan Bank in 2001 by obtaining $685 million of floating and fixed rate advances. During 2001, the Corporation issued $250 million of Series E medium-term notes. Approximately $68.0 million of the Corporation’s other series medium-term notes matured in 2001. At December 31, 2000, bank notes amounted to $1.4 billion. During 2000, the Corporation filed a registration statement to issue up to $500 million of medium-term Series E notes. Approximately $21.2 million of the Corporation’s other series medium-term notes matured in 2000.

The net interest margin (FTE) as a percent of average earning assets was 3.67% in 2001 compared to 3.08% in 2000, an increase of 59 basis points. The yield on earning assets decreased 48 basis points from 7.79% in 2000 to 7.31% in 2001 while the cost of interest bearing liabilities decreased 120 basis points from 5.49% in 2000 to 4.29% in 2001. Less reliance on higher-cost funding sources, growth in lower-cost bank issued deposits, improved loan spreads and the liability sensitive characteristics of the Corporation’s balance sheet in the declining rate environment experienced in 2001 all contributed to the margin improvement. Offsetting this improvement was the impact of the cash paid for common stock acquired under with the Corporation’s stock repurchase program which amounted to $267.4 million in 2001.

The growth in average earning assets, primarily loans, contributed approximately $78.7 million to interest income while the decline in the yield adversely impacted interest income (FTE) by approximately $117.4 million.

The decrease in the rates paid on interest bearing liabilities contributed approximately $232.9 million of the decrease in interest expense while the increase in volume offset the benefit by approximately $24.2 million in 2001 compared to the prior year.

For 2001, the effect on net interest income resulting from the derivative financial instruments designated as hedges was a positive $4.8 million compared with a negative $3.5 million in 2000.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2002			2001			2000
	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)

Loans and leases (1)(2)	$21,028,444	$1,299,416	6.18%	$18,201,142	$1,361,048	7.48%	$17,117,909	$1,393,723	8.14%
Investment securities:
Taxable	3,325,568	198,037	6.11	3,926,737	270,336	7.04	4,063,773	272,536	6.62
Tax exempt (1)	1,224,737	90,539	7.49	1,269,175	91,206	7.28	1,327,159	94,371	7.16
Interest bearing deposits in other banks	44,420	1,075	2.42	35,535	1,614	4.54	24,850	2,066	8.31
Funds sold and security resale agreements	31,219	623	2.00	52,401	2,529	4.83	99,126	6,429	6.49
Trading securities (1)	15,247	337	2.21	21,284	896	4.21	30,926	1,523	4.92
Other short-term investments	641,490	9,470	1.48	415,921	12,669	3.05	141,511	8,363	5.91

Total interest earning assets	26,311,125	1,599,497	6.10%	23,922,195	1,740,298	7.31%	22,805,254	1,779,011	7.79%
Cash and demand deposits due from banks	708,256			651,367			615,015
Premises and equipment, net	418,042			391,633			376,286
Other assets	2,067,891			1,658,203			1,478,688
Allowance for loan and lease losses	(302,664)			(253,089)			(233,466)

Total assets	$29,202,650			$26,370,309			$25,041,777

Interest bearing deposits:
Bank issued interest bearing activity deposits	$8,996,778	$109,483	1.22%	$7,833,126	$227,991	2.91%	$6,836,132	$292,525	4.28%
Bank issued time deposits	3,540,124	115,072	3.25	3,975,253	214,721	5.40	4,291,005	242,294	5.65

Total bank issued interest bearing deposits	12,536,902	224,555	1.79	11,808,379	442,712	3.75	11,127,137	534,819	4.81
Wholesale deposits	2,596,952	58,830	2.27	2,487,129	124,187	4.99	3,722,227	237,197	6.37

Total interest bearing deposits	15,133,854	283,385	1.87	14,295,508	566,899	3.97	14,849,364	772,016	5.20
Short-term borrowings	4,188,339	150,310	3.59	3,944,160	188,587	4.78	3,538,846	224,187	6.34
Long-term borrowings	2,693,447	127,343	4.73	1,962,801	110,842	5.65	1,178,805	78,773	6.68

Total interest bearing liabilities	22,015,640	561,038	2.55%	20,202,469	866,328	4.29%	19,567,015	1,074,976	5.49%
Noninterest bearing deposits	3,509,133			2,895,083			2,648,419
Other liabilities	911,187			843,198			678,269
Shareholders’ equity	2,766,690			2,429,559			2,148,074

Total liabilities and shareholders’ equity	$29,202,650			$26,370,309			$25,041,777

Net interest income		$1,038,459			$873,970			$704,035

Net yield on interest earning assets			3.96%			3.67%			3.08%

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.
(3)	Based on average balances excluding fair value adjustments for available for sale securities.

Analysis of Changes in Interest Income and Interest Expense

The effect on interest income and interest expense due to volume and rate changes in 2002 and 2001 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2002 versus 2001			2001 versus 2000
	Increase (Decrease) Due to Change in			Increase (Decrease) due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)

Interest on earning assets:
Loans and leases (1)	$214,326	$(275,958)	$(61,632)	$88,175	$(120,850)	$(32,675)
Investment securities:
Taxable	(41,845)	(30,454)	(72,299)	(18,563)	16,363	(2,200)
Tax-exempt (1)	(3,215)	2,548	(667)	(4,511)	1,346	(3,165)
Interest bearing deposits in other banks	403	(942)	(539)	888	(1,340)	(452)
Funds sold and security resale agreements	(1,023)	(883)	(1,906)	(3,032)	(868)	(3,900)
Trading securities (1)	(254)	(305)	(559)	(474)	(153)	(627)
Other short-term investments	6,880	(10,079)	(3,199)	16,218	(11,912)	4,306

Total interest income change	$175,272	$(316,073)	$(140,801)	$78,701	$(117,414)	$(38,713)

Expense on interest bearing liabilities:
Interest bearing deposits:
Bank issued interest bearing activity deposits	$33,862	$(152,370)	$(118,508)	$42,671	$(107,205)	$(64,534)
Bank issued time deposits	(23,497)	(76,152)	(99,649)	(17,840)	(9,733)	(27,573)

Total bank issued interest bearing deposits	10,365	(228,522)	(218,157)	24,831	(116,938)	(92,107)
Wholesale deposits	5,480	(70,837)	(65,357)	(78,676)	(34,334)	(113,010)

Total interest bearing deposits	15,845	(299,359)	(283,514)	(53,845)	(151,272)	(205,117)
Short-term borrowings	11,672	(49,949)	(38,277)	25,697	(61,297)	(35,600)
Long-term borrowings	41,281	(24,780)	16,501	52,371	(20,302)	32,069

Total interest expense change	$68,798	$(374,088)	$(305,290)	$24,223	$(232,871)	$(208,648)

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following tables present comparative credit quality information as of and for the year ended  December 31, 2002, as well as selected comparative years:

Consolidated Credit Quality Information

December 31, ($000’s)

	2002	2001	2000	1999	1998
Nonperforming Assets by Type
Loans and Leases:
Nonaccrual	$188,232	$166,434	$121,425	$106,387	$101,346
Renegotiated	326	378	614	708	978
Past Due 90 Days or More	5,934	6,982	7,371	9,975	7,631

Total Nonperforming Loans and Leases	194,492	173,794	129,410	117,070	109,955
Other Real Estate Owned	8,692	6,796	3,797	6,230	8,751

Total Nonperforming Assets	$203,184	$180,590	$133,207	$123,300	$118,706

Allowance for Loan and Lease Losses	$338,409	$268,198	$235,115	$225,862	$226,052

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	0.21%	0.22%	0.12%	0.17%	0.07%
Total Nonperforming Loans and Leases To Total Loans and Leases	0.81	0.90	0.74	0.72	0.79
Total Nonperforming Assets to Total Loans And Leases and Other Real Estate Owned	0.85	0.94	0.76	0.75	0.85
Allowance for Loan and Lease Losses To Total Loans and Leases	1.42	1.39	1.34	1.38	1.62
Allowance for Loan and Lease Losses To Nonperforming Loans and Leases	174	154	182	193	206

Major Categories of Nonaccrual Loans and Leases ($000’s)

	December 31, 2002			December 31, 2001
	Nonaccrual	% of Loan Type	% of Nonaccrual	Nonaccrual	% of Loan Type	% of Nonaccrual
Commercial and Lease Financing	$84,252	1.1%	44.8%	$82,297	1.2%	49.4%
Real Estate
Construction and Land Development	145	0.0	0.1	720	0.1	0.4
Commercial Real Estate	46,179	0.7	24.5	34,546	0.7	20.8
Residential Real Estate	56,166	0.8	29.8	47,783	0.9	28.7

Total Real Estate	102,490	0.7	54.4	83,049	0.7	49.9
Personal	1,490	0.1	0.8	1,088	0.1	0.7

Total	$188,232	0.8%	100.0%	$166,434	0.9%	100.0%

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2002	2001	2000	1999	1998
Allowance for Loan and Lease Losses At Beginning of Year	$268,198	$235,115	$225,862	$226,052	$208,651
Provision for Loan and Lease Losses	74,416	54,115	30,352	25,419	27,090
Allowance of Banks and Loans Acquired	39,813	19,151	1,270	—	—
Allowance Transfer for Loan Securitizations	—	—	(1,022)	—	—
Loans and Leases Charged-off:
Commercial	23,003	22,773	10,623	17,275	6,401
Real Estate—Construction	94	186	4	157	352
Real Estate—Mortgage	10,681	11,795	9,848	5,719	5,115
Personal	12,265	10,965	8,216	7,121	7,886
Leases	9,246	2,890	1,327	2,285	1,191

Total Charge-offs	55,289	48,609	30,018	32,557	20,945
Recoveries on Loans and Leases:
Commercial	3,819	4,135	4,696	2,696	6,708
Real Estate—Construction	96	43	57	6	164
Real Estate—Mortgage	2,462	1,419	1,458	1,413	1,369
Personal	3,053	2,567	2,199	2,244	2,690
Leases	1,841	262	261	589	325

Total Recoveries	11,271	8,426	8,671	6,948	11,256

Net Loans and Leases Charged-off	44,018	40,183	21,347	25,609	9,689

Allowance for Loan and Lease Losses at End of Year	$338,409	$268,198	$235,115	$225,862	$226,052

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO). The amount of nonperforming assets are affected by acquisitions accounted for under the purchase method of accounting because the assets and liabilities, including the nonperforming assets of the acquired entity, are included in the Corporation’s consolidated balance sheets from the date the business combination is completed, which impacts period-to-period comparisons.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $8.7 million, $6.8 million and $3.8 million at December 31, 2002, 2001 and 2000, respectively.

Nonperforming loans and leases consist of nonaccrual, renegotiated or restructured loans, and loans and leases that are delinquent 90 days or more and still accruing interest. The balance of nonperforming loans and leases are affected by acquisitions and can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Generally, loans that are 90 past due days or more as to interest or principal are placed on nonaccrual. Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral. In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.

Maintaining nonperforming assets at an acceptable level is important to the ongoing success of a financial services institution. The Corporation’s comprehensive credit review and approval process is critical to ensuring that the amount of nonperforming assets on a long-term basis is minimized within the overall framework of acceptable levels of credit risk. In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts.

At December 31, 2002, nonperforming loans and leases amounted to $194.5 million or 0.81% of consolidated loans and leases compared to $173.8 million or 0.90% at December 31, 2001 and $129.4 million or 0.74% at December 31, 2000. Nonperforming loans associated with the 2001 National City acquisition and nonperforming loans associated with the Corporation’s 2002 acquisitions (Richfield State Agency, Century Bancshares and Mississippi Valley) accounted for approximately $52.6 million of the total nonperforming loans outstanding at December 31, 2002. Nonperforming loans associated with the 2001 National City acquisition accounted for approximately $28.1 million of the total nonperforming loans outstanding at December 31, 2001. As a result, approximately $24.5 million of the increase in nonperforming loans at December 31, 2002 compared to December 31, 2001 and approximately $28.1 million of the increase in nonperforming loans at December 31, 2001 compared to December 31, 2000 was due to the nonperforming loans obtained from the acquired entities. Nonaccrual loans increased $21.8 million or 13.1% at year-end 2002 compared to year-end 2001. Nonaccrual commercial real estate loans accounted for $11.6 million of the increase and nonaccrual residential real estate loans accounted for $8.4 million of the increase. Nonaccrual commercial loans and leases increased $2.0 million while nonaccrual construction and land development loans declined $0.6 million and personal loans increased $0.4 million.

Delinquency can be an indicator of potential problem loans. At December 31, 2002, loans past due 60-89 days and still accruing interest amounted to $89.7 million.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current; however, management believes such loans could possibly be classified as nonperforming in the near future. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. At December 31, 2002, such loans amounted to $58.2 million compared to $67.1 million at December 31, 2001.

As discussed in the Corporation’s third quarter Form 10-Q, the Corporation has exposure to an airline company. The total exposure, including lease obligations, was approximately $32.4 million at  December 31, 2002. Although such financing transactions were not included in nonperforming loans and leases at December 31, 2002, these loans are subject to constant management attention and their classification is reviewed on an ongoing basis. The Corporation is not able to determine the ultimate amount of loss, if any, that it may incur but it has taken this, as well as its other exposures to the airline and travel industries, into consideration in determining the adequacy of its allowance for loan and lease losses.

Net charge-offs amounted to $44.0 million or 0.21% of average loans and leases in 2002 compared with $40.2 million or 0.22% of average loans and leases in 2001 and $21.3 million or 0.12% of average loans and leases in 2000.

At the present time, there is no specific industry that is of immediate concern. However, the Corporation believes that the current economic environment will continue to negatively affect the markets and communities it serves in the near term. While nonperforming loans have remained in the 80-90 basis point range over the past two years, there continues to be some risk of nonperforming loans increasing. During the same two-year period, net charge-offs have also remained in a narrow range of approximately 20 basis points which is significantly higher than historical levels. The Corporation believes some degree of economic stress continues to exist and expects net charges-offs to continue in the 15-25 basis point range in the near term or until the economy clearly demonstrates signs of strengthening.

Charge-offs for 2003 will continue to be affected by the factors previously discussed. The Corporation estimates net charge-offs in 2003 will range between $18 million and $29 million for commercial loans, $10 million and $16 million for real estate loans, $6 million and $10 million for personal loans and $3 million and $5 million for lease financing receivables. Negative economic events, adverse developments in industry segments within the portfolio or deterioration of a large loan or loans could have significant adverse impacts on the actual loss levels. There are no other known specific issues or industries of concern or material loans believed to be in imminent danger of deteriorating or defaulting which would give rise to a large near-term charge-off at the present time.

Other Income

Total other income amounted to $1,082.7 million in 2002 compared to $1,001.3 million in 2001, an increase of $81.4 million or 8.1%.

Total data processing services revenue amounted to $601.5 million in 2002 compared to $559.8 million in 2001, an increase of $41.7 million or 7.4%. e-Finance solutions revenue increased $24.5 million or 20.4% and was driven by revenues associated with electronic bill presentment and payment which increased 68.2% over the prior year. The number of active customers increased 110% and total transactions processed increased 98% in the fourth quarter of 2002 compared to the fourth quarter of 2001. Electronic banking revenue exhibited more modest growth of approximately 3.5%. Metavante’s acquisitions of Cyberbills, Derivion, Brokat and PayTrust contributed approximately $15.1 million to the revenue growth. Financial technology solutions revenue increased $21.2 million or 4.9%, which was attributable to wealth management services and electronic funds distribution. Acquisitions in wealth management contributed approximately $14.9 million to the revenue growth. The traditional outsourcing business continued to experience the effects of bank consolidations in 2002 although to a lesser degree than the effects experienced in 2001. However, long-term outsourcing contracts with more than 30 customers were renewed in 2002 and the sales prospects for financial account processing at the end of the year were stronger than those exhibited over the past two years.

Item processing revenue decreased $8.6 million during 2002. During the latter part of 2001, certain item processing relationships and four Midwest item processing centers were sold.

Fees from trust services of $120.6 million in 2002 were relatively unchanged compared to $120.8 million in 2001. Trust revenues have continued to remain flat throughout the year despite the positive impact of acquisitions and sales efforts. Trust revenue was negatively impacted by the volatile equity markets and continued movement of funds from high fee equity funds to lower fee fixed income and money market funds. Assets under management were approximately $12.9 billion at both December 31, 2002 and 2001 in spite of the poor performance of both the S&P 500 and NASDAQ in 2002.

Service charges on deposits increased $14.8 million or 17.2% and amounted to $100.8 million in 2002 compared to $86.0 million in 2001. Service charges on commercial demand accounts were the primary driver of the increase and reflect the Corporation’s focus on deposit growth, the impact of acquisitions and the lower interest rate environment.

Mortgage banking revenue was $55.2 million in 2002 compared with $46.2 million in 2001, an increase of $9.0 million. Gains from sales of mortgages to the secondary market and mortgage-related fees accounted for the increase. During 2002, the Corporation sold $3.1 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $3.2 million. During 2001, the Corporation sold $2.4 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $2.8 million.

Net investment securities losses amounted to $6.3 million in 2002 compared to $6.8 million in 2001. Net realized and unrealized losses associated with investments held by the Corporation’s Capital Markets Group amounted to $4.7 million in 2002. During 2002, the Corporation’s banking segment recorded an other than temporary impairment loss of $1.5 million associated with retained interests held in the form of an interest-only strip related to its auto securitization activities. See Note 9, Asset Sales, in Item 8 for further discussion of the Corporation’s securitization activities. Net gains associated with investments held by the Corporation’s Capital Markets Group amounted to $10.4 million in 2001. During 2001, Metavante wrote-off three equity investments with a carrying value of approximately $16.1 million. One investment employed technology that was replaced through Metavante’s acquisition of Derivion and Cyberbills. The other investments were in the mortgage origination and Internet lending businesses which Metavante chose to exit. In each case Metavante discontinued its participation in the funding of these businesses. Sustained and continuing operating losses and negative working capital positions resulted in the determination that these three investments were permanently impaired. Net securities losses in 2001 by the banking segment amounted to $1.1 million.

Other noninterest income amounted to $142.0 million in 2002 compared to $120.5 million in 2001, an increase of $21.5 million or 17.8%. Increased fee income associated with acquisitions accounted for approximately $8.9 million of the increase and revenue associated with the monthly securitization of auto loans accounted for another $6.3 million of the increase. Excluding the impact of acquisitions, card related fee income (credit, debit and ATM) increased $4.6 million and letters of credit fees increased $1.6 million.

Total other income amounted to $1,001.3 million in 2001 compared to $931.6 million in 2000, an increase of $69.7 million or 7.5%.

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

Item processing revenue decreased $3.8 million. During the latter part of 2001, the Corporation sold certain item processing relationships and also sold four Midwest item-processing centers.

Fees from trust services were $120.8 million in 2001 compared to $117.7 million in 2000, an increase of $3.1 million or 2.7%. New sales and the impact of the National City acquisition resulted in an increase in assets under management of 7.1% which served to stabilize this source of revenue in 2001.

Service charges on deposits increased $12.1 million or 16.4% and amounted to $86.0 million in 2001 compared to $73.9 million in 2000. Service charges on commercial demand accounts were the primary driver of the increase and reflect the Corporation’s focus on deposit growth, the impact of acquisitions and the lower interest rate environment.

Mortgage banking revenue was $46.2 million in 2001 compared with $18.9 million in 2000, an increase of $27.3 million. Gains from sales of mortgages to the secondary market and mortgage-related fees accounted for the increase. Mortgage loans originated and sold in 2001 were $2.4 billion in 2001 compared to $0.6 billion in 2000, or four times the volume originated and sold in 2000.

Net investment securities losses amounted to $6.8 million in 2001 compared to $30.0 million in 2000. As previously discussed, during 2001, Metavante wrote-off three equity investments with a carrying value of approximately $16.1 million. Net gains associated with investments held by the Corporation’s Capital Markets Group amounted to $10.4 million in 2001. Net securities losses in 2001 by the banking segment amounted to $1.1 million. As part of its announced balance sheet restructuring in 2000, the Corporation realigned its available for sale investment securities portfolio through the sale of approximately $1.6 billion of lower yield U.S. Government Agency securities and purchased similar securities with a higher yield. The loss from the sale amounted to $50.6 million. Net gains associated with investments held by the Corporation’s Capital Markets Group amounted to $19.5 million in 2000. During 2000, the banking segment sold certain equity securities and realized a gain of $1.1 million.

Other noninterest income amounted to $120.5 million in 2001 compared to $125.5 million in 2000, a decrease of $5.0 million. Revenue associated with the monthly securitization of auto loans increased $9.9 million. Gains from the sale of branches and other assets sales were $14.5 million less in 2001 compared to the prior year.

Other Expense

Total other expense amounted to $1,296.0 million in 2002, an increase of $7.1 million or 0.6% from $1,288.9 million in 2001. Total other expense amounted to $1,288.9 million in 2001 compared to $1,103.9 million in 2000, an increase of $185.0 million or 16.8%. As previously discussed, the Corporation incurred certain charges and expenses resulting from transactions and events that management considers to be unique or infrequent and which are considered to have a direct affect on the year-to-year comparability of operating results for the years ended December 31, 2002, 2001 and 2000. These transactions as previously presented and discussed generally have their greatest impact on the Corporation’s operating expenses and impact the individual line items in the Consolidated Statements of Income to varying degrees of magnitude.

The following tables depict how these transactions, in the aggregate, affect the individual line items of expense in the Consolidated Statements of Income for the periods presented. It is intended that this table, together with the information that was previously presented and discussed, will provide users of the Corporation’s financial information with an understanding of how these transactions and events affected the Corporation’s reported operating expenses.

	Operating Expenses Year Ended December 31, ($ millions)
	2002			2001
	Operating Expenses	Infrequent and Unusual Items	Operating Expenses Excluding Infrequent and Unusual Items	Operating Expenses	Infrequent and Unusual Items	Operating Expenses Excluding Infrequent and Unusual Items	2002 vs 2001 Operating Expenses Excluding Infrequent and Unusual Items
							Amount	Pct
Other Expense:
Salaries and employee benefits	$745.5	$4.1	$741.4	$695.4	$16.9	$678.5	$62.9	9.3%
Net occupancy	74.7	1.7	73.0	71.3	7.5	63.8	9.2	14.4
Equipment	116.8	0.5	116.3	118.2	1.5	116.7	(0.4)	(0.3)
Software expenses	44.2	0.1	44.1	39.8	—	39.8	4.3	10.8
Processing charges	39.3	—	39.3	40.1	2.1	38.0	1.3	3.4
Supplies and printing	20.1	—	20.1	21.3	0.7	20.6	(0.5)	(2.4)
Professional services	38.5	0.3	38.2	34.2	3.4	30.8	7.4	24.0
Shipping and handling	45.7	—	45.7	44.8	0.2	44.6	1.1	2.5
Amortization of intangibles	25.1	—	25.1	36.9	18.8	18.1	7.0	38.7
Other	146.1	0.4	145.7	186.9	59.4	127.5	18.2	14.3

Total Other Expense	$1,296.0	$7.1	$1,288.9	$1,288.9	$110.5	$1,178.4	$110.5	9.4%

	Operating Expenses Year Ended December 31, ($ millions)
	2001			2000
	Operating Expenses	Infrequent and Unusual Items	Operating Expenses Excluding Infrequent and Unusual Items	Operating Expenses	Infrequent and Unusual Items	Operating Expenses Excluding Infrequent and Unusual Items	2001 vs 2000 Operating Expenses Excluding Infrequent and Unusual Items
							Amount	Pct
Other Expense:
Salaries and employee benefits	$695.4	$16.9	$678.5	$628.2	$0.8	$627.4	$51.1	8.1%
Net occupancy	71.3	7.5	63.8	54.9	0.1	54.8	9.0	16.4
Equipment	118.2	1.5	116.7	114.0	—	114.0	2.7	2.4
Software expenses	39.8	—	39.8	30.0	—	30.0	9.8	32.7
Processing charges	40.1	2.1	38.0	32.1	—	32.1	5.9	18.4
Supplies and printing	21.3	0.7	20.6	20.8	0.9	19.9	0.7	3.5
Professional services	34.2	3.4	30.8	41.0	7.0	34.0	(3.2)	(9.4)
Shipping and handling	44.8	0.2	44.6	42.0	—	42.0	2.6	6.2
Amortization of intangibles	36.9	18.8	18.1	30.9	16.4	14.5	3.6	24.8
Other	186.9	59.4	127.5	110.0	7.8	102.2	25.3	24.8

Total Other Expense	$1,288.9	$110.5	$1,178.4	$1,103.9	$33.0	$1,070.9	$107.5	10.0%

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (excluding securities gains and losses) and net interest income on a fully taxable equivalent basis. The Corporation’s efficiency ratios for the years ended December 31, 2002, 2001, and 2000 were:

Efficiency Ratios	2002	2001	2000
Consolidated Corporation	61.0%	68.1%	65.5%
Consolidated Corporation Excluding Metavante	50.1	56.2	59.5

The acquisitions by both the banking segment and Metavante have also had a significant impact on the year-to-year comparability of operating expenses in 2002 compared to 2001. Approximately $81.4 million or 73.7% of the 2002 versus 2001 operating expense growth, excluding the items previously discussed, was attributable to the acquisitions. As all acquisitions were accounted for using the purchase method of accounting, the operating expenses of the acquired entities are included in the consolidated operating expenses from the dates the acquisitions were completed. Operating expenses associated with acquisitions completed in 2001 are reflected for the full year in 2002 as opposed to a partial year in 2001. Acquisitions completed in 2002 directly affect the current year but have no impact on the prior year. Excluding the items previously discussed and the impact of acquisitions, other expense increased approximately 2.5%.

Salaries and employee benefits expense amounted to $745.5 million compared to $695.4 million in 2001. The impact of the unique items previously discussed to salaries and employee benefits expense amounted to $4.1 million in 2002 and $16.9 million in 2001. Excluding those items, salaries and benefits expense increased $62.9 million or 9.3% in 2002 compared to 2001. Salaries and benefits related to the banking and Metavante acquisitions contributed approximately $51.7 million to the expense growth.

Net occupancy and equipment expense amounted to $191.5 million in 2002 compared to $189.5 million in 2001. The impact of the unique items previously discussed to net occupancy and equipment expense amounted to $2.2 million in 2002 and $9.0 million in 2001. The remaining increase to net occupancy and equipment expense amounted to $8.8 million, of which approximately $12.0 million was attributable to acquisitions.

Software expenses increased $4.4 million or 11.1% and amounted to $44.2 million in 2002 compared to $39.8 million in 2001. Metavante’s acquisitions and an increase in invested technology were the primary drivers of software expense growth.

Processing charges, supplies and printing expense, professional services expense and shipping and handling expense amounted to $143.6 million in 2002 compared to $140.3 million in 2001, an increase of $3.3 million. The impact of the items previously discussed to these expenses amounted to $0.3 million in 2002 and $6.4 million in 2001. Excluding those items, these expenses increased $9.3 million or 6.9% in 2002 compared to 2001. The acquisitions contributed approximately $3.8 million to the growth in these expenses. Core expense growth for these items was approximately $5.6 million or 4.1% in 2002 compared to the prior year and reflects in part the additional costs associated with the increased volume of mortgage loan production in 2002.

Amortization of intangibles amounted to $25.1 million in 2002 compared to $36.9 million in 2001. Effective January 1, 2002, the Corporation adopted the new accounting standard for accounting for goodwill and other intangibles. As a result, goodwill amortization was discontinued in 2002 and is now subject to periodic tests for impairment. During the second quarter of 2002, the Corporation completed the first step of the transitional goodwill impairment test on its five identified reporting units based on amounts as of January 1, 2002. With the assistance of a nationally recognized independent appraisal firm, the Corporation concluded that there were no impairment losses for goodwill due to the initial application of the new accounting standard. The Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2002 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit. At December 31, 2002, none of the Corporation’s other intangible assets were determined to have indefinite lives. See Notes 1 and 11 to the Consolidated Financial Statements contained in Item 8 for a discussion of the new accounting standard on goodwill and intangibles that was effective January 1, 2002.

Goodwill amortization amounted to $19.8 million in 2001. Excluding the effect of goodwill amortization in 2001, amortization of intangibles increased $8.0 million. Amortization of loan servicing rights, especially mortgage servicing rights which are sensitive to the increased prepayment and refinancing activity experienced during 2002, accounted for $0.8 million of the increase. The remainder, primarily core deposit premium amortization, was attributable to acquisitions.

Other expenses amounted to $146.1 million in 2002 compared to $186.9 million in the prior year, a decrease of $40.8 million. The impact of the items previously discussed to other expense amounted to $0.4 million in 2002 and $59.4 million in 2001. Excluding those items, other expense increased $18.2 million or 14.3% in 2002 compared to 2001. Acquisitions contributed approximately $9.3 million to the growth in other expense during 2002.

In connection with the ongoing periodic assessment of the carrying value assigned to residual values with emphasis placed on industries experiencing financial difficulties, the Corporation determined that certain residual values associated with its commercial lease portfolio were impaired. In 2002, the Corporation’s commercial leasing subsidiary recorded a residual impairment loss of $6.8 million that is included in other expense. The Corporation does not anticipate that there will be any significant residual losses in the commercial leasing portfolio in the near term.

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization resulted in an increase in other operating expense and accounted for approximately $2.9 million of the total increase in other operating expense during 2002, excluding the unique and infrequent items previously discussed.

Total other expense amounted to $1,288.9 million in 2001, an increase of $185.0 million or 16.8% from $1,103.9 million in 2000. Approximately $77.5 million of the increase is a result of the $110.5 million in 2001 and $33.0 million in 2000, respectively, of charges and expenses relating to infrequent and unusual items previously discussed for the respective periods.

Salaries and benefits expense amounted to $695.4 million for 2001 compared to $628.2 million in 2000, an increase of $67.2 million. Approximately $16.1 million of the increase was a result of the items previously discussed for the respective periods which amounted to $16.9 million in 2001 and $0.8 million in 2000. The expense for providing healthcare benefits to employees and retirees increased 34.6% in 2001 compared to the prior year and accounted for $13.2 million of the growth in salaries and benefits. Incentive commissions and compensation increased $11.8 million or 19.4% due to increased loan production, deposit growth and compensation based on other performance measures including the Corporation’s common stock performance. Excluding all of these items, salary and benefit expense increased 4.9% in 2001 and was driven by the banking segment that reflects, in part, the impact of the National City acquisition. The increase due to acquisitions was offset by the reduction in force and realignment and as a result, Metavante’s year over year salaries and benefits expense was relatively unchanged.

Metavante’s operating expense growth, driven in part by acquisitions, accounted for $19.9 million or approximately 71% of the corporate-wide operating expense growth in net occupancy, equipment, software, processing and supplies and printing. Included in these expenses was a total of $11.8 million in 2001 and $1.0 million in 2000 of expenses relating to the items that were previously discussed.

The decline in professional services expense was a result of the impact of the items previously discussed which amounted to $3.4 million in 2001 and $7.0 million in 2000 and was also driven by Metavante. This area was specifically identified for cost-savings as part of Metavante’s reduction in force and realignment and reflects the focus on acquisitions and in-house resources for technology development.

Amortization of intangibles increased $6.0 million. Amortization of loan servicing rights, especially mortgage servicing rights which are sensitive to the increased prepayment and refinancing activity experienced during 2001, accounted for $4.1 million of the increase. The remainder was attributable to acquisitions. Goodwill amortization amounted to $19.8 million in 2001 compared to $16.7 million in 2000.

Other expenses amounted to $186.9 million in 2001 compared to $110.0 million in the prior year, an increase of $76.9 million. Approximately $51.6 million of the increase was a result of the items previously discussed for the respective periods which amounted to $59.4 million in 2001 and $7.8 million in 2000.

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization resulted in an increase in other operating expense and accounted for approximately $18.6 million of the total increase in other operating expense. Advertising and customer related expense in the banking segment increased $6.8 million, which reflects the impact of acquisitions as well as programs to enhance deposit and loan growth.

Income Tax Provision

The provision for income taxes was $238.3 million in 2002, $163.1 million in 2001 and $152.9 million in 2000. The effective tax rate in 2002 was 33.2% compared to 32.6% in 2001 and 32.5% in 2000 and was relatively unchanged.

Liquidity and Capital Resources

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation’s most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $4.3 billion at December 31, 2002, represent a highly accessible source of liquidity. The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.9 billion at December 31, 2002, provides liquidity from maturities and interest payments. The Corporation’s mortgage loans held-for-sale provide additional liquidity. The loans, which aggregated $0.3 billion at December 31, 2002, represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $14.6 billion in 2002. The Corporation’s banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or Federal Home Loan Bank (“FHLB”) advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s banking affiliates to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These facilities provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 9 to the Consolidated Financial Statements contained in Item 8 for further discussion of the Corporation’s securitization activities.

The Corporation’s lead bank (“Bank”) has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. As shown and discussed in Note 14 in the Notes to the Consolidated Financial Statements contained in Item 8, longer-term bank notes outstanding at December 31, 2002, amounted to $2.2 billion of which $0.6 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity for M&I. M&I has filed a shelf registration statement which is intended to permit M&I to raise funds through sales of corporate debt securities with a relatively short lead time. Under the shelf registration statement, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At December 31, 2002, Series E notes issued amounted to $0.3 billion. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At December 31, 2002, MiNotes issued amounted to $39 million. The shelf registration statement also permits the issuance of up to $0.5 billion of other debt securities. Additionally, the Corporation has a commercial paper program. At December 31, 2002, commercial paper outstanding amounted to $0.4 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $6.1 billion at December 31, 2002. Other obligations include maturities of longer-term borrowings as described in Note 14, future minimum lease payments on facilities and equipment as described in Note 10 and commitments to extend credit and letters of credit as described in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8. Since many commitments to extend credit expire without being drawn upon and letters of credit are contingent commitments, the amounts outstanding at any time do not necessarily represent future cash requirements. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

Shareholders’ equity was $3.04 billion or 9.2% of total consolidated assets at December 31, 2002, compared to $2.49 billion or 9.1% of total consolidated assets at December 31, 2001. The increase associated with earnings, net of dividends paid, and the increase due to common stock issued in the Richfield State Agency, Century Bancshares and Mississippi Valley acquisitions was offset by the effect of treasury share repurchases and the decrease in accumulated other comprehensive income.

The Corporation and its affiliates continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 15 to the Consolidated Financial Statements contained in Item 8 herein for the Corporation’s comparative capital ratios and the capital ratios of its significant subsidiaries.

Federal and state banking laws place certain restrictions on the amount of dividends and loans which a bank may make to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations.

The Corporation has a Stock Repurchase Program under which up to 12 million shares (post-split) can be repurchased annually. During 2002 and 2001, the Corporation repurchased 5.1 million and 9.4 million shares (post-split) at an aggregate cost of $159.3 million and $273.3 million, respectively.

The Corporation has generally financed its growth through the retention of earnings and the issuance of debt. It is expected that future growth can be financed through internal earnings retention, additional debt offerings, or the issuance of additional common or preferred stock or other capital instruments.

Other Matters

In the fourth quarter of 2002, the Audit Committee of the Board of Directors approved the following non-audit services performed or to be performed for M&I by its independent public accountants, Deloitte & Touche LLP: tax consulting and tax compliance services in connection with M&I’s acquisitions and certain other transactions.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management considers the following to be those accounting policies that require significant judgments and assumptions:

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors, including regulatory guidance, unique to each measurement date are also considered. This reserving methodology has the following components:

Specific Reserve. The Corporation’s internal risk rating system is used to identify loans and leases rated “Classified” as defined by regulatory agencies. In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. Subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans. This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being “impaired” under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable.

Collective Loan Impairment. This portion of the allowance for loan and lease losses is comprised of two components. First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Corporation segments the pools by type of loan or lease and using historical loss information, estimates a loss reserve for each pool.

The second component reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses. Based on management’s judgment, reserves are allocated to industry segments or product types due to environmental conditions unique to the measurement period. Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends in the retail lending sector, risk profile, and portfolio composition. Reserves are allocated based on estimates of loss exposure that management has identified based on these economic trends or conditions. The internal risk rating system is then used to identify those loans within these industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management. The specific loans mentioned earlier are excluded from this analysis.

The current economic and political uncertainty has increased management’s concerns over the lack of economic improvement forecasted for 2003 and the resulting impact this will have on our customer base. The retail loan portfolio will continue to be affected by the prolonged economic conditions as evidenced by the generally increasing personal bankruptcy and unemployment rates.

At December 31, 2002, special reserves continue to be carried for exposures to the airline and travel industries, manufacturing, paper and allied products and production agriculture, including the dairy industry and cropping operations. In fact a majority of the commercial charge-offs incurred in 2002 were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown and deteriorating operating results. Reduced revenues causing a declining utilization of the industry’s capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly. Loans to the agriculture industry represent approximately 6% of the Corporation’s commercial portfolio with the dairy industry accounting for around 50% of these loans. The contraction in the number of dairy producers continues to take place as milk prices have approached historic lows and operating expenses have increased.

The Corporation’s commitments to shared national credits increased approximately 12% during the past year to $2.0 billion primarily due to acquisitions with average usage increasing to slightly over 40%. Many of these borrowers are in those industries identified earlier where special reserves continue to be carried. Although as of December 31, 2002 shared national credit nonperforming loans were less than 2.0% of this segment’s total borrowings, historically many of the Corporation’s largest charge-offs have come from the shared national credit portfolio. The Corporation’s exposure to shared national credits is monitored closely given the economic uncertainty as well as this segment’s loss experience.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The recent acquisitions in Minnesota and Missouri represent new geographic regions for the Corporation. Each of these regions has cultural and environmental factors that are unique to them. The risk in entering these new regions and the uncertainty regarding the inherent losses in their respective loan portfolios will remain until the Corporation’s credit underwriting and monitoring processes are fully implemented.

At December 31, 2002, nonperforming loans and leases amounted to $194.5 million or 0.81% of consolidated loans and leases compared to $173.8 million or 0.90% at December 31, 2001 and $129.4 million or 0.74% at December 31, 2000. Nonperforming loans associated with the 2001 National City acquisition and nonperforming loans associated with the 2002 acquisitions (Richfield State Agency, Century Bancshares and Mississippi Valley) accounted for approximately $52.6 million of the total nonperforming loans outstanding at December 31, 2002. Nonperforming loans associated with the 2001 National City acquisition accounted for approximately $28.1 million of the total nonperforming loans outstanding at December 31, 2001. As a result, approximately $24.5 million of the increase in nonperforming loans at December 31, 2002 compared to December 31, 2001 and approximately $28.1 million of the increase in nonperforming loans at December 31, 2001 compared to December 31, 2000 was due to the nonperforming loans obtained from the acquired entities. Nonaccrual loans increased $21.8 million or 13.1% at year-end 2002 compared to year-end 2001. Nonaccrual commercial real estate loans accounted for $11.6 million of the increase and nonaccrual residential real estate loans accounted for $8.4 million of the increase. Nonaccrual commercial loans and leases increased $2.0 million while nonaccrual construction and land development loans declined $0.6 million and personal loans increased $0.4 million.

At the present time, there is no specific industry that is of immediate concern however, the Corporation believes that the current economic environment will continue to negatively affect the markets and communities it serves in the near term. While nonperforming loans have remained in the 80-90 basis point range over the past two years, there continues to be some risk of nonperforming loans increasing. During the same two-year period, net charge-offs have also remained in a narrow range of approximately 20 basis points which is significantly higher than historical levels. The Corporation believes some degree of stress continues to exist and expects net charges-offs to continue in the 15-25 basis point range in the near term or until the economy clearly demonstrates signs of strengthening.

Charge-offs for 2003 will continue to be affected by the factors previously discussed. The Corporation estimates net charge-offs in 2003 will range between $18 million and $29 million for commercial loans, $10 million and $16 million for real estate loans, $6 million and $10 million for personal loans and $3 million and $5 million for lease financing receivables. Negative economic events, adverse developments in industry segments within the portfolio or deterioration of a large loan or loans could have significant adverse impacts on the actual loss levels. There are no other known specific issues or industries of concern or material loans believed to be in imminent danger of deteriorating or defaulting which would give rise to a large near-term charge-off at the present time.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the above loss estimates, senior management determines their best estimate of the required allowance for loans and leases. Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $338.4 million at December 31, 2002 compared to $268.2 million at December 31, 2001. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

Capitalized Software and Conversion Costs

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the years ended December 31, 2002 and 2001, the amount of software costs capitalized amounted to $56.0 million and $46.6 million, respectively. Amortization expense of software costs amounted to $35.6 million and $37.9 million for the years ended December 31, 2002 and 2001, respectively.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the years ended December 31, 2002 and 2001, the amount of conversion costs capitalized amounted to $10.6 million and $12.1 million, respectively. Amortization expense of conversion costs amounted to $17.9 million and $19.6 million for the years ended December 31, 2002 and 2001, respectively.

Net unamortized costs at December 31, were ($ in millions):

	2002	2001
Software	$138.5	$111.8
Conversions	35.9	43.4

Total	$174.4	$155.2

The Corporation has not substantively changed any aspect to its overall approach in the determination of the amount of costs that are capitalized for software development or conversion activities. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the periodic amortization of such costs.

Financial Asset Sales and Securitizations

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (QSPE) as defined in Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business enterprises of variable interest entities. Under current practice, entities generally have been included in consolidated financial statements because they are controlled through voting interests. This interpretation explains how to identify variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Transferors to QSPEs and “grandfathered” QSPEs subject to the reporting requirements of SFAS 140 are outside the scope of FIN 46 and do not consolidate those entities. FIN 46 also requires certain disclosures by the primary beneficiary of a variable interest entity or an entity that holds a significant variable interest in a variable interest entity.

FIN 46 is applicable for all entities with variable interests in variable interest entities created after January 31, 2003 immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 will apply the provisions of FIN 46 no later than the beginning of the first interim reporting period beginning after June 15, 2003.

With respect to its securitization activities, the Corporation does not anticipate FIN 46 will have a material impact on its consolidated financial statements because its transfers are generally to QSPEs or to entities in which the Corporation does not hold a significant variable interest.

The Corporation sells financial assets, in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Actual results can differ from expected results.

The Corporation reviews the carrying values of the retained interests monthly to determine if there is a decline in value that is other than temporary and periodically reviews the propriety of the assumptions used based on current historical experience as well as the sensitivities of the carrying value of the retained interests to adverse changes in the key assumptions. The Corporation believes that its estimates result in a reasonable carrying value of the retained interests.

During 2002, the Corporation recognized an impairment loss of $1.5 million, which is included in net investment securities losses in the Consolidated Statements of Income. The impairment was a result of the differences between actual prepayments and credit losses experienced in 2002 compared to the expected prepayments and credit losses used in measuring retained interests that originated in the prior year. The impairment on the retained interests, held in the form of interest-only strips, was deemed to be other than temporary.

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing rights and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $713.8 million and $433.3 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the carrying amount of retained interests amounted to $43.1 million and $30.2 million, respectively.

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote qualifying special purpose entity (QSPE) whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Corporation’s lead bank (“Bank”) provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Bank acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as trading in the Corporation’s Consolidated Balance Sheet.

Under the terms of the Administration Agreement, the Bank, as administrator of the QSPE, is required to sell interests in the securities funded by the QSPE to the Bank, as the liquidity purchaser under the liquidity agreements, if at any time (after giving effect to any issuance of new commercial paper notes and the receipt of payments under any swap agreement) the QSPE has insufficient funds to repay any maturing commercial paper note and the Bank, as liquidity agent, has received a notice of such deficiency. The Bank, as the liquidity provider, will be obligated to purchase interests in such securities under the terms of the liquidity agreement to repay the maturing commercial paper notes unless (i) after giving effect to such purchase, the aggregate of securities purchased under the relevant liquidity agreement would exceed the aggregate maximum liquidity purchase amount under such liquidity agreement or (ii) certain bankruptcy events with respect to the QSPE have occurred; provided that the Bank is not required to purchase any defaulted security. For this purpose, a defaulted security is any security that is rated below “Caa2” by Moody’s and below “CCC” by Standard & Poor’s. To date, the Bank has never acquired interests in any securities under the terms of the liquidity agreements.

A subsidiary of the Bank has entered into interest rate swaps with the QSPE designed to counteract the interest rate risk associated with third party beneficial interest (commercial paper) and the transferred assets. The beneficial interests in the form of commercial paper have been issued by the QSPE to parties other than the Bank and its subsidiary or any other affiliates. The notional amounts do not exceed the amount of beneficial interests. The swap agreements do not provide the QSPE or its administrative agent any decision-making authority other than those specified in the standard ISDA Master Agreement.

At December 31, 2002, highly rated investment securities in the amount of $182.0 million were outstanding in the QSPE to support the outstanding commercial paper.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed such as the timing of reversals of temporary differences and current accounting standards. The Corporation’s interpretation of Federal and state income tax laws is periodically reviewed by the Federal and state taxing authorities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk through trading and other than trading activities. While market risk that arises from trading activities in the form of foreign exchange and interest rate risk is immaterial to the Corporation, market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. For additional information on the Corporation’s derivative financial instruments and foreign exchange position, see Notes 20 and 21 to the Consolidated Financial Statements contained in Item 8 herein.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this result into the Corporation’s budgeted pre-tax income for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2002:

Hypothetical Change in Interest Rates	Impact to 2003 Pretax Income
100 basis point gradual rise in rates	0.9%
100 basis point gradual decline in rates	(2.0%)

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

Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of December 31, 2002 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I’s Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones and, to a lesser extent, invests in publicly traded equity securities. Exposure to the change in equity values for the nonpublic companies that are held in their portfolio exists, but due to the nature of the investments, cannot be quantified within acceptable levels of precision.

M&I Trust Services administers over $59 billion in assets and directly manages a portfolio of almost $13 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Consolidated Balance Sheets

December 31 ($000’s except share data)

	2002	2001
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$1,012,090	$617,183
Federal Funds Sold and Security Resale Agreements	30,117	119,561
Money Market Funds	104,325	827,021

Total Cash and Cash Equivalents	1,146,532	1,563,765
Investment Securities:
Trading Securities, at Market Value	21,252	6,119
Interest Bearing Deposits at Other Banks	93,851	41,668
Available for Sale, at Market Value	4,266,372	3,383,632
Held to Maturity, Market Value $993,937 ($1,049,952 in 2001)	942,819	1,032,093

Total Investment Securities	5,324,294	4,463,512
Loans and Leases:
Mortgage Loans Held for Sale	311,077	289,667
Loans and Leases, Net of Unearned Income of $124,793 ($178,734 in 2001)	23,597,769	19,005,705

Total Loans and Leases, Net of Unearned Income	23,908,846	19,295,372
Less: Allowance for Loan and Lease Losses	338,409	268,198

Net Loans and Leases	23,570,437	19,027,174
Premises and Equipment	442,395	393,030
Goodwill and Other Intangibles	1,088,804	586,838
Accrued Interest and Other Assets	1,302,180	1,218,168

Total Assets	$32,874,642	$27,252,487

Liabilities and Shareholders’ Equity
Deposits:
Noninterest Bearing	$4,461,880	$3,558,571
Interest Bearing	15,931,826	12,934,476

Total Deposits	20,393,706	16,493,047
Short-term Borrowings	6,093,367	5,857,242
Accrued Expenses and Other Liabilities	1,067,120	849,053
Long-term Borrowings	2,283,781	1,560,177

Total Liabilities	29,837,974	24,759,519
Shareholders’ Equity:
Series A Convertible Preferred Stock, $1.00 par value, 2,000,000 Shares Authorized; 336,370 Shares Issued in 2001; Liquidation Preference $33,637	—	336
Common Stock, $1.00 par value, 320,000,000 Shares Authorized; 240,832,522 Shares Issued (117,301,755 in 2001)	240,833	117,302
Additional Paid-in Capital	569,162	698,289
Retained Earnings	2,675,148	2,331,776
Accumulated Other Comprehensive Income, Net of Related Taxes	(44,427)	40,600
Less: Treasury Stock, at Cost, 14,599,565 Shares (13,352,817 in 2001)	381,878	673,494
Deferred Compensation	22,170	21,841

Total Shareholders’ Equity	3,036,668	2,492,968

Total Liabilities and Shareholders’ Equity	$32,874,642	$27,252,487

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

Years ended December 31 ($000’s except share data)

	2002	2001	2000
Interest Income:
Loans and Leases	$1,297,166	$1,358,802	$1,391,651
Investment Securities:
Taxable	198,037	270,336	272,536
Exempt from Federal Income Taxes	60,637	62,273	65,429
Trading Securities	328	884	1,508
Short-term Investments	11,168	16,812	16,858

Total Interest Income	1,567,336	1,709,107	1,747,982
Interest Expense:
Deposits	283,385	566,899	772,016
Short-term Borrowings	150,310	188,587	224,187
Long-term Borrowings	127,343	110,842	78,773

Total Interest Expense	561,038	866,328	1,074,976

Net Interest Income	1,006,298	842,779	673,006
Provision for Loan and Lease Losses	74,416	54,115	30,352

Net Interest Income After Provision for Loan and Lease Losses	931,882	788,664	642,654
Other Income:
Data Processing Services:
e-Finance Solutions	144,633	120,147	104,681
Financial Technology Solutions	456,865	435,700	425,589
Other Revenues	2	3,969	15,771

Total Data Processing Services	601,500	559,816	546,041
Item Processing	39,078	47,638	51,409
Trust Services	120,586	120,827	117,680
Service Charges on Deposits	100,796	85,980	73,872
Mortgage Banking	55,213	46,188	18,946
Net Investment Securities Losses	(6,271)	(6,759)	(29,985)
Life Insurance Revenue	29,783	27,053	28,106
Other	142,003	120,507	125,525

Total Other Income	1,082,688	1,001,250	931,594
Other Expense:
Salaries and Employee Benefits	745,518	695,405	628,215
Net Occupancy	74,706	71,322	54,836
Equipment	116,806	118,199	113,962
Software Expenses	44,210	39,790	30,013
Processing Charges	39,316	40,058	32,104
Supplies and Printing	20,131	21,298	20,836
Professional Services	38,441	34,189	41,028
Shipping and Handling	45,669	44,792	41,965
Amortization of Intangibles	25,134	36,904	30,916
Other	146,047	186,912	110,023

Total Other Expense	1,295,978	1,288,869	1,103,898

Income Before Income Taxes and Cumulative Effect of Changes in Accounting Principles	718,592	501,045	470,350
Provision for Income Taxes	238,265	163,124	152,948

Income Before Cumulative Effect of Changes in Accounting Principles	480,327	337,921	317,402
Cumulative Effect of Changes in Accounting Principles, Net of Income Taxes	—	(436)	(2,279)

Net Income	$480,327	$337,485	$315,123

Net Income Per Common Share:
Basic:
Income Before Cumulative Effect of Changes in Accounting Principles	$2.24	$1.60	$1.51
Cumulative Effect of Changes in Accounting Principles	—	—	(0.01)

Net Income	$2.24	$1.60	$1.50

Diluted:
Income Before Cumulative Effect of Changes in Accounting Principles	$2.16	$1.55	$1.46
Cumulative Effect of Changes in Accounting Principles	—	—	(0.01)

Net Income	$2.16	$1.55	$1.45

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years ended December 31 ($000’s)

	2002	2001	2000
Cash Flows From Operating Activities:
Net Income	$480,327	$337,485	$315,123
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	91,050	61,894	69,197
Provision for Loan and Lease Losses	74,416	54,115	30,352
(Gains) Losses on Sales of Assets	(75,147)	(23,292)	7,047
Proceeds from Sales of Trading Securities and Loans Held for Sale	7,079,263	5,412,432	4,529,322
Purchases of Trading Securities and Loans Held for Sale	(6,822,322)	(5,549,128)	(3,952,604)
Other	110,225	(57,823)	30

Total Adjustments	457,485	(101,802)	683,344

Net Cash Provided by Operating Activities	937,812	235,683	998,467
Cash Flows From Investing Activities:
Proceeds from Sales of Securities Available for Sale	317,201	196,664	1,538,995
Proceeds from Maturities of Securities Available for Sale	2,181,391	1,818,294	677,075
Proceeds from Maturities of Securities Held to Maturity	144,296	79,040	58,675
Purchases of Securities Available for Sale	(2,936,885)	(282,481)	(2,030,511)
Purchases of Securities Held to Maturity	(631)	(55)	(249)
Net Increase in Loans	(2,760,170)	(695,130)	(1,713,032)
Purchases of Assets to be Leased	(182,874)	(576,150)	(573,833)
Principal Payments on Lease Receivables	456,124	761,164	360,992
Purchases of Premises and Equipment, Net	(52,611)	(44,620)	(78,817)
Acquisitions, Net of Cash and Cash Equivalents Acquired	(153,443)	(64,752)	(265)
Other	8,878	16,664	18,428

Net Cash (Used in) Provided by Investing Activities	(2,978,724)	1,208,638	(1,742,542)
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	1,370,143	(3,798,822)	2,464,793
Proceeds from Issuance of Commercial Paper	7,050,671	3,472,573	3,190,712
Principal Payments on Commercial Paper	(7,069,509)	(3,499,459)	(3,115,064)
Net (Decrease) Increase in Other Short-term Borrowings	(765,214)	2,280,201	(1,717,077)
Proceeds from Issuance of Long-term Borrowings	1,888,623	1,487,373	536,587
Payment of Long-term Borrowings	(564,151)	(319,839)	(368,469)
Dividends Paid	(136,955)	(122,777)	(111,379)
Purchases of Common Stock	(165,116)	(267,438)	(156,319)
Proceeds from the Issuance of Common Stock	15,187	23,630	5,241
Other	—	(691)	(113)

Net Cash Provided by (Used in) Financing Activities	1,623,679	(745,249)	728,912

Net (Decrease) Increase in Cash and Cash Equivalents	(417,233)	699,072	(15,163)
Cash and Cash Equivalents, Beginning of Year	1,563,765	864,693	879,856

Cash and Cash Equivalents, End of Year	$1,146,532	$1,563,765	$864,693

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$564,475	$972,354	$984,883
Income Taxes	216,026	148,864	116,363

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accum- ulated Other Compre- hensive Income
Balance, December 31, 1999		$336	$112,757	$457,097	$1,914,128	$(314,513)	$(20,130)	$(32,749)
Comprehensive Income:
Net Income	$315,123	—	—	—	315,123	—	—	—
Unrealized Gains/(Losses) on Securities:
Unrealized Securities Gains Net of Taxes of $56,790	104,469	—	—	—	—	—	—	—
Reclassification Adjustment For (Losses) Included in Net Income Net of Taxes of $18,091	(33,593)	—	—	—	—	—	—	—

Total Unrealized Gains on Securities	70,876	—	—	—	—	—	—	70,876

Comprehensive Income	$385,999	—	—	—	—	—	—	—

Issuance of 270,531 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(6,897)	—	12,496	(355)	—
Acquisition of 3,239,686 Common Shares		—	—	(67)	—	(156,455)	156	—
Dividends Declared on Preferred Stock—$11.83 Per Share		—	—	—	(3,979)	—	—	—
Dividends Declared on Common Stock—$1.035 Per Share		—	—	—	(107,400)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(201)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	2,486	—	—	—	—
Other		—	—	(407)	(113)	—	—	—

Balance, December 31, 2000		$336	$112,757	$452,212	$2,117,759	$(458,472)	$(20,530)	$38,127

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accum- ulated Other Compre- hensive Income
Balance, December 31, 2000		$336	$112,757	$452,212	$2,117,759	$(458,472)	$(20,530)	$38,127
Comprehensive Income:
Net Income	$337,485	—	—	—	337,485	—	—	—
Unrealized Gains/(Losses) on Securities:
Arising During the Period Net of Taxes of $18,646	34,004	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $4,781	(8,878)	—	—	—	—	—	—	—

Total Unrealized Gains/(Losses) on Securities	25,126	—	—	—	—	—	—	25,126

Net Gains/(Losses) on Derivatives Hedging Variability of Cash Flows:
Transition Adjustment Net of Taxes of $5,483	(10,182)	—	—	—	—	—	—	—
Arising During the Period Net of Taxes of $10,940	(20,317)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $4,225	7,846	—	—	—	—	—	—	—

Net Gains/(Losses)	(22,653)	—	—	—	—	—	—	(22,653)

Other Comprehensive Income	2,473	—	—	—	—	—	—	—

Comprehensive Income	$339,958	—	—	—	—	—	—	—

Issuance of 4,544,209 Common Shares in the 2001 Business Combination		—	4,545	263,110	—	—	—	—
Issuance of 1,335,284 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(27,683)	—	62,975	(2,206)	—
Acquisition of 4,777,262 Common Shares		—	—	(52)	—	(277,997)	160	—
Dividends Declared on Preferred Stock—$12.97 Per Share		—	—	—	(4,363)	—	—	—
Dividends Declared on Common Stock—$1.135 Per Share		—	—	—	(118,414)	—	—	—
Net Change In Deferred Compensation		—	—	—	—	—	735	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	13,334	—	—	—	—
Other		—	—	(2,632)	(691)	—	—	—

Balance, December 31, 2001		$336	$117,302	$698,289	$2,331,776	$(673,494)	$(21,841)	$40,600

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accum- ulated Other Compre- hensive Income
Balance, December 31, 2001		$336	$117,302	$698,289	$2,331,776	$(673,494)	$(21,841)	$40,600
Comprehensive Income:
Net Income	$480,327	—	—	—	480,327	—	—	—
Unrealized Gains/(Losses) on Securities:
Arising During the Period Net of Taxes of $2,850	(5,265)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $233	(434)	—	—	—	—	—	—	—

Total Unrealized Gains/(Losses) on Securities	(5,699)	—	—	—	—	—	—	(5,699)

Net Gains/(Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $64,325	(119,462)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $21,611	40,134	—	—	—	—	—	—	—

Net Gains/(Losses)	(79,328)	—	—	—	—	—	—	(79,328)

Other Comprehensive Income	(85,027)	—	—	—	—	—	—	—

Comprehensive Income	$395,300	—	—	—	—	—	—	—

Issuance of 11,365,723 Common and Treasury Common Shares in the 2002 Business Combinations		—	3,115	197,114	—	215,852	—	—
2 for 1 Stock Split Effective in the Form of a 100% Stock Dividend		—	120,416	(120,416)	—	—	—	—
Issuance of 7,688,456 Treasury Common Shares on Conversion of 336,370 Preferred Shares		(336)	—	(200,717)	—	201,053	—	—
Issuance of 1,334,056 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(10,523)	—	34,463	(1,331)	—
Acquisition of 5,167,660 Common Shares		—	—	(151)	—	(159,752)	479	—
Dividends Declared on Preferred Stock—$14.29 Per Share		—	—	—	(4,806)	—	—	—
Dividends Declared on Common Stock—$0.625 Per Share		—	—	—	(132,149)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	523	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	5,976	—	—	—	—
Other		—	—	(410)	—	—	—	—

Balance, December 31, 2002		$—	$240,833	$569,162	$2,675,148	$(381,878)	$(22,170)	$(44,427)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000 ($000 except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a bank holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers are provided through its lead bank, M&I Marshall & Ilsley Bank, which is headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one state chartered bank headquartered in St. Louis, Missouri, one state chartered bank headquartered in Belleville, Illinois, one state chartered bank headquartered in Phoenix, Arizona and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota and St. Louis, Missouri metropolitan areas, Las Vegas, Nevada and Naples, Florida, as well as on the Internet. Financial and data processing services and software sales are provided through the Corporation’s subsidiary Metavante Corporation (“Metavante”) and its nonbank subsidiaries primarily to financial institutions throughout the United States. Other financial services provided by M&I include personal property lease financing to consumer and commercial customers; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona, Minnesota, Florida, North Carolina, Nevada and Illinois and brokerage and insurance services.

1. Summary of Significant Accounting Policies

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Consolidation principles—The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries that are wholly or majority owned and/or over which it exercises substantive control. All significant intercompany balances and transactions are eliminated in consolidation. Investments in unconsolidated affiliates, in which the Corporation has 20 percent or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting, unless the investment has been determined to be temporary.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization facilities. These facilities are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (QSPE) as defined in Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

Certain amounts in the 2001 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Stock Split—All per share data and certain other share information has been restated for the two-for-one split of the Corporation’s common stock in the form of a 100 percent stock dividend effective June 17, 2002.

Cash and cash equivalents—For purposes of the Consolidated Financial Statements, the Corporation defines cash and cash equivalents as short-term investments which have an original maturity of three months or less and are readily convertible into cash.

Securities—Securities, when purchased, are designated as Trading, Investment Securities Held to Maturity, or Investment Securities Available for Sale and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold.

Trading Securities are carried at fair value, with adjustments to the carrying value reflected in the Consolidated Statements of Income. Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Corporation designates investment securities as held to maturity only when it has the positive intent and ability to hold them to maturity. All other securities are classified as Investment Securities Available for Sale and are carried at fair value with fair value adjustments net of the related income tax effects reported as a separate component of shareholders’ equity.

Mortgage Loans held for sale—Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis, based on outstanding firm commitments received for such loans or on current market prices unless such loans have been designated as the hedged item in a hedging relationship.

Loans and leases—Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. Loans are generally placed on nonaccrual status when they are past due 90 days as to either interest or principal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.

The Corporation defers and amortizes fees and certain incremental direct costs, primarily salary and employee benefit expenses, over the contractual term of the loan or lease as an adjustment to the yield. The unamortized net fees and costs are reported as part of the loan or lease balance outstanding.

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease.

Loan servicing—Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Fees related to the servicing of other loans are recorded as income when earned. The Corporation recognizes as separate assets rights to service loans when the loans are originated and sold with servicing retained, unless the contractual servicing fee is deemed to be adequate compensation. Since most residential loans have been sold with servicing released, loan servicing rights were not significant at December 31, 2002 or 2001.

Allowance for loan and lease losses—The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated probable losses in the loan and lease portfolio including loans that have been determined to be impaired. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate;

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

(2) the loans observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. Management’s determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management’s continual review, the allowance is adjusted through provisions for loan and lease losses charged against income.

Financial Asset sales—The Corporation sells financial assets, in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Premises and equipment—Land is recorded at cost. Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 10 to 50 years for buildings and 3 to 10 years for equipment. Long-lived assets, which are considered impaired, are carried at fair value and long-lived assets to be disposed of are carried at the lower of the carrying amount or fair value less cost to sell. Maintenance and repairs are charged to expense and betterments are capitalized.

Other real estate owned—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts. Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 2002 and 2001, total other real estate amounted to $8,692 and $6,796, respectively.

Data processing services—Data processing and related revenues are recognized as services are performed based on amounts billable under the contracts. Processing services performed that have not been billed to customers are accrued. Revenue includes shipping and handling costs associated with such income producing activities.

Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period. Service revenues from training and consulting are recognized when the services are performed. Conversion revenues associated with the conversion of customers’ processing systems to Metavante’s processing systems are deferred and amortized over the period of the related processing contract, generally five to seven years. See Note 2 regarding the change in accounting for conversion revenues. Deferred revenues, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets, amounted to $48,601 and $51,467 at December 31, 2002 and 2001, respectively.

Direct costs associated with the production of computer software which will be licensed externally or used in a service bureau environment are capitalized and amortized on the straight-line method over the estimated

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

economic life of the product, generally four years. Such capitalized costs are periodically evaluated for impairment and adjusted to net realizable value when impairment is indicated. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms of the related servicing contract. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product’s technological feasibility for software to be sold, are expensed as incurred.

Net unamortized costs at December 31 were:

	2002	2001
Software	$138,517	$111,771
Conversions	35,901	43,478

Total	$174,418	$155,249

See Note 2 for the effect on conversion costs due to the change in accounting.

Amortization expense was $53,507, $57,474 and $40,775, for 2002, 2001 and 2000, respectively.

Goodwill and other intangibles—Goodwill arising from business combinations consummated prior to June 30, 2001 was amortized on the straight-line basis over periods ranging from 10 to 25 years and ceased to be amortized on January 1, 2002 upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (SFAS 142). Goodwill arising from business combinations consummated after June 30, 2001 is not amortized. See Note 2.

The Corporation annually tests goodwill for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. For purposes of the test, the Corporation’s reporting units are the operating segments as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. See Note 11.

Identifiable intangibles with a finite useful life are amortized over their useful lives and primarily consist of core deposit intangibles and other identifiable intangibles arising from purchase acquisitions such as contract rights, tradenames or customer lists.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2002, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

Long-term borrowings—The guaranteed preferred beneficial interest of the Corporation’s finance subsidiaries which hold as their sole asset, junior subordinated deferrable interest debentures issued by the Corporation, are classified as long-term borrowings and shown net of their related discounts. The distributions, including the related accretion of discount, are classified as interest expense for purposes of the Consolidated Financial Statements.

Derivative financial instruments—Derivative financial instruments, including certain derivative instruments embedded in other contracts, are carried in the Consolidated Balance Sheet as either an asset or liability measured at its fair value. The fair value of the Corporation’s derivative financial instruments is determined based on quoted market prices for comparable transactions, if available, or a valuation model that calculates the present value of expected future cash flows.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Changes in the fair value of derivative financial instruments are recognized currently in earnings unless specific hedge accounting criteria are met. For derivative financial instruments designated as hedging the exposure to changes in the fair value of a recognized asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For derivative financial instruments designated as hedging the exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative financial instrument’s gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

At inception of a hedge, the Corporation formally documents the hedging relationship as well as the Corporation’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in hedging the exposure will be assessed.

The adjustment of the carrying amount of an interest bearing hedged asset or liability in a fair value hedge is amortized into earnings when the hedged item ceases to be adjusted for changes in its fair value attributable to the risk being hedged.

If a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings. If the cash flow hedge is sold, terminated, expires or the designation of the cash flow hedge is removed, the net gain or loss in accumulated other comprehensive income is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Cash flows from derivative financial instruments are reported in the Consolidated Statements of Cash Flows as operating activities.

Foreign exchange contracts—Foreign exchange contracts include such commitments as foreign currency spot, forward, future and option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value with changes in market value included in other income.

Treasury Stock—Treasury stock acquired is recorded at cost and is carried as a reduction of shareholders’ equity in the Consolidated Balance Sheets. Treasury stock issued is valued based on average cost. The difference between the consideration received upon issuance and the average cost is charged or credited to additional paid-in capital.

New accounting pronouncements—In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to the initial application of SFAS 146.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Loan commitments and commercial letters of credit are excluded from the scope of this Interpretation. The Corporation already records as a liability the premium received from the issuance of a financial or standby letter of credit and amortizes that liability into earnings as the Corporation is released from risk which is generally the term of the guarantee. As a result, the Corporation does not anticipate the Interpretation will have a material impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities. Under current practice, entities generally have been included in consolidated financial statements because they are controlled through voting interests. This Interpretation explains how to identify variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Transferors to QSPEs and “grandfathered” QSPEs subject to the reporting requirements of SFAS 140 are outside the scope of FIN 46 and do not consolidate those entities. FIN 46 also requires certain disclosures by the primary beneficiary of a variable interest entity or an entity that holds a significant variable interest in a variable interest entity.

FIN 46 is applicable for all entities with variable interests in variable interest entities created after January 31, 2003 immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 will have to apply the provisions of FIN 46 no later than the beginning of the first interim reporting period beginning after June 15, 2003.

The Corporation does not anticipate FIN 46 will have a material impact to its consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

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

	Consolidated Income Statement	Other Comprehensive Income (Equity)
Fair value hedges	$(628)	$—
Cash flow hedges	(43)	(15,665)

	(671)	(15,665)
Income tax benefit	235	5,483

Cumulative effect of change in accounting principles	$(436)	$(10,182)

See Note 21 for additional information regarding the Corporation’s use of derivative financial instruments.

During 2000, the Corporation adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides guidance on a variety of revenue recognition matters. Under SAB 101, certain conversion services provided by Metavante did not qualify as discrete earnings events. As a result, the revenue and the cost of providing those services should be deferred and recognized on a straight-line basis over the term of the total processing contract. The cumulative change in accounting represents the impact of applying the guidance to services provided in previous years and resulted in the following:

Conversion revenue deferred	$(46,224)
Conversion cost deferred	42,413

Net revenue deferred	(3,811)
Income tax benefit	1,532

Cumulative effect of change in accounting principles	$(2,279)

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Pro forma income before cumulative effect of changes in accounting principles and related earnings per share after giving effect to the nonamortization provision of SFAS 142 are as follows:

	Years Ended December 31,
	2002	2001	2000
Income before cumulative effect of changes in accounting principles	$480,327	$337,921	$317,402
Adjustments:
Goodwill amortization, net of taxes	—	15,355	14,696

Pro forma income before cumulative effect of changes in accounting principles	$480,327	$353,276	$332,098

Pro forma earnings per share:
Income before cumulative effect of changes in accounting principles:
Basic	$2.24	$1.67	$1.58
Diluted	2.16	1.62	1.53

3. Earnings Per Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per share computations. All share and related per share amounts reflect the two-for-one stock split in the form of a stock dividend which was effective June 17, 2002 (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2002
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$480,327
Convertible preferred dividends	(4,806)

Basic earnings per share:
Income available to common shareholders	475,521	212,618	$2.24

Effect of dilutive securities:
Convertible preferred stock	4,806	7,415
Stock option, restricted stock and performance plans	—	2,015

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$480,327	222,048	$2.16

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

	Year Ended December 31, 2001
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$337,485
Convertible preferred dividends	(4,363)

Basic earnings per share:
Income available to common shareholders	333,122	208,412	$1.60

Effect of dilutive securities:
Convertible preferred stock	4,363	7,688
Stock option, restricted stock and performance plans	—	2,164

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$337,485	218,264	$1.55

	Year Ended December 31, 2000
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$315,123
Convertible preferred dividends	(3,979)

Basic earnings per share:
Income available to common shareholders	311,144	208,055	$1.50

Effect of dilutive securities:
Convertible preferred stock	3,979	7,688
Stock option, restricted stock and performance plans	—	2,023

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$315,123	217,766	$1.45

Options to purchase shares of common stock not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, are as follows:

Years Ended December 31,	Price Range			Shares
2002	$29.700	—	$33.938	6,410,909
2001	27.656	—	35.031	8,269,086
2000	24.063	—	35.031	7,314,226

4. Business Combinations

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2002:

On October 1, 2002, the Corporation acquired 100 percent of the outstanding common shares of Mississippi Valley Bancshares, Inc. (“Mississippi Valley”). Mississippi Valley, a bank holding company headquartered in St. Louis, Missouri consisted of three bank subsidiaries with eight offices located in St. Louis, Missouri; Belleville, Illinois; and Phoenix, Arizona and had total consolidated assets of $2.1 billion and total consolidated shareholders’ equity of $178.9 million at September 30, 2002. The Corporation believes that the merger presents

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

a unique opportunity to expand its operations into the St. Louis, Missouri area and to expand its current operations in the Phoenix, Arizona area. The aggregate purchase price was $486.0 million including $255.2 million of cash and 8.25 million shares of common stock valued at $230.8 million based on the average price over the contractual pricing period. Identifiable intangibles to be amortized (core deposit and tradename) with a weighted average life of 8.5 years amounted to $72.7 million. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $276.4 million and was assigned to the Corporation’s banking segment. The goodwill and intangibles are not deductible for tax purposes.

On March 1, 2002 the Corporation acquired 100 percent of the outstanding common stock of Richfield State Agency, Inc. (“Richfield”) and Century Bancshares, Inc. (“Century”), both Minnesota bank holding companies. Richfield and Century provide retail and commercial loan and deposit services. In addition, Richfield provided fiduciary and agency trust services. Richfield and Century serve customers within the Minneapolis, Minnesota metropolitan area. The Corporation believes that these mergers present a unique opportunity to expand its current operations in the Minneapolis, Minnesota metropolitan area. Richfield and Century had combined total consolidated assets of approximately $1.1 billion and combined total consolidated shareholders’ equity of $84.8 million at the time the mergers were consummated. The aggregate purchase price was $216.5 million including $29.9 million of cash and 6.2 million shares (post-split) of common stock valued at $186.6 million based on the average price over their respective contractual pricing periods. Identifiable intangibles to be amortized (core deposit and trust customer) with a weighted average life of 6.1 years amounted to $24.1 million. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $131.5 million. Approximately $129.4 million of the initial goodwill was assigned to the Corporation’s banking segment and the remainder was assigned to the Corporation’s Trust reporting unit. The goodwill and intangibles resulting from each transaction are not deductible for tax purposes. In June 2002, the former bank subsidiaries of Richfield and Century were merged into M&I Marshall & Ilsley Bank, the Corporation’s lead bank.

In 2002, Metavante acquired the assets of the following three entities for a total cost of $20.6 million which was paid in cash subject to additional payments up to $10.0 million contingent upon certain revenue targets achieved two years from the date that acquisition was closed. Approximately $2.3 million of the aggregate purchase price paid has been placed in escrow to absorb contingencies adverse to Metavante. The contingency periods range from one to two years. Contingent payments, if made or returned from escrow, will be charged to goodwill.

In July 2002, Metavante acquired substantially all the assets of PayTrust, Inc. a privately held online bill management company based in Lawrenceville, New Jersey. Through this acquisition, Metavante plans to consolidate its consumer service provider operations onto one technology platform with the technology acquired in 2001 from CyberBills. Integration costs, primarily related to operating duplicated platforms during transition are anticipated to be approximately $6.0 million after-tax and will be incurred over approximately the nine-month period ending in the first quarter of 2003. Such costs amounted to $2.3 million and $1.9 million in the third and fourth quarters of 2002, respectively.

In August 2002, Metavante acquired the assets of Spectrum EBP, LLC. Through this acquisition Metavante acquired an open interoperable switch for exchanging online bills and payments. This link will enable the delivery of bills from many billers to more consumers.

In May 2002, Metavante acquired the assets of BenePlan, Inc., a provider of third party plan administration services for retirement benefit plans. Metavante believes this acquisition provides an opportunity to expand its current operations by leveraging off the 2001 acquisition of 401kservices.com, inc.

There was no in-process research and development acquired in any of Metavante’s acquisitions in 2002. Identifiable intangibles to be amortized (customer lists and contracts) with a weighted average life of 9.8 years

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

amounted to $6.7 million. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $15.8 million. The goodwill and intangibles resulting from each transaction are deductible for tax purposes.

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2001:

On August 1, 2001, the Corporation acquired 100 percent of the common stock of National City Bancorporation (“National City”), a Minneapolis, Minnesota-based bank holding company. National City had total consolidated assets of approximately $1.1 billion and total consolidated shareholders’ equity of $152.3 million at the time of the merger. The Corporation believes that this merger presented a unique opportunity to expand its current operations and establish an increased presence in the Minneapolis, Minnesota metropolitan area. Total consideration consisted of 9.1 million shares (post-split) of the Corporation’s common stock and cash for fractional shares which was exchanged for the outstanding common stock of National City in a tax-free reorganization using the purchase method of accounting. The aggregate purchase price was $267.7 million using a price that approximated the average price of the Corporation’s common shares over the 2-day period before and after the merger was completed. The core deposit intangible recorded in this transaction had a weighted average life of 6.3 years and amounted to $14.5 million. Goodwill amounted to $116.7 million. Approximately $115.4 million of the goodwill was assigned to the Corporation’s banking segment and the remainder was assigned to the Corporation’s Trust reporting unit. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes. In November 2001, the former bank subsidiary of National City was merged into M&I Marshall & Ilsley Bank, the Corporation’s lead bank.

Also during the third quarter of 2001, the Corporation acquired for cash twelve branches located in Arizona which had total assets of $538 million, loans of approximately $345 million and deposits of approximately $455 million at the time of acquisition. These transactions were accounted for under the purchase method of accounting. The core deposit intangible recorded in this transaction amounted to $7.4 million. Total goodwill amounted to $53.1 million. The goodwill and intangibles resulting from this transaction were assigned to the Corporation’s banking segment and are deductible for tax purposes.

In 2001, the Corporation’s Metavante subsidiary made the following four acquisitions for a total cost of $63.8 million which was paid in cash subject to additional payments up to $10.0 million contingent upon certain revenue targets achieved. Approximately $5.2 million of the aggregate purchase price paid has been placed in escrow to absorb contingencies adverse to Metavante. Contingent payments, if made or returned from escrow, will be charged to goodwill.

On December 20, 2001, Metavante acquired all of the outstanding common stock of 401kservices.com, inc., a third-party administrator of 401(k), pension and profit-sharing plans for companies located throughout the United States. The Company is headquartered in Appleton, Wisconsin with offices in Arizona and California and is the second-largest independent plan administration firm in the United States. Metavante believes this acquisition provides a unique opportunity to expand its wealth management offerings to small businesses.

On September 20, 2001, Metavante acquired substantially all of the assets and assumed certain liabilities of the North American Internet banking unit of Brokat Technologies (“Brokat”). The Brokat transaction added leading technology for consumer, business and corporate e-Banking applications.

In conjunction with this acquisition, Metavante began consolidating a number of its electronic banking products onto a single technology platform. Also, certain data operations centers will be consolidated over time into one data operations center. The costs, recorded in the third quarter of 2001, associated with the consolidation

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

of five technology platforms and consolidation of four data centers amounted to $34.5 million and consisted of severance of $3.8 million, facility closure charges of $10.2 million and write-offs of exiting technology and software, which were replaced by the Brokat technology and software, of $20.5 million.

On June 20, 2001, Metavante acquired certain assets and assumed certain liabilities of Cyberbills, Inc. (“Cyberbills”), an electronic bill and presentment application service provider, offering comprehensive bill management services that allow consumers and businesses to view, pay, manage and automate all of their bills-paper or electronic-online.

On June 1, 2001, Metavante acquired all of the outstanding common and preferred stock of Derivion Corporation (“Derivion”). Through three core electronic billing applications, Derivion enables billers of all sizes to automate and streamline bill delivery, payment and customer-care processes.

In conjunction with the Cyberbills and Derivion transactions, Metavante incurred approximately $7.2 million in charges to write-off other technologies and investments replaced by these acquisitions in the second quarter of 2001. In addition, approximately $3.5 million of transition related charges were incurred in each of the third and fourth quarters of 2001, respectively.

There was no in-process research and development acquired in any of Metavante’s acquisitions in 2001. Total identifiable intangibles to be amortized (customer lists) with a weighted average life of 7.8 years amounted to $5.8 million. Total goodwill amounted to $78.1 million. The goodwill and intangibles resulting from each transaction are deductible for tax purposes.

The results of operations of the acquired entities have been included in the consolidated results since the dates the transactions were closed.

5. Cash and Due from Banks

At December 31, 2002 and 2001, $33,552 and $10,052, respectively of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

6. Securities

The book and market values of selected securities at December 31 were:

	2002		2001
	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$3,201,364	$3,266,144	$2,268,681	$2,346,566
States and political subdivisions	246,646	265,470	170,130	176,167
Mortgage backed securities	163,796	162,268	172,139	175,471
Other	565,969	572,490	675,303	685,428

Total	$4,177,775	$4,266,372	$3,286,253	$3,383,632

Investment Securities Held to Maturity:
U.S. Treasury and government agencies	$30	$30	$—	$—
States and political subdivisions	939,158	990,276	1,028,555	1,046,414
Other	3,631	3,631	3,538	3,538

Total	$942,819	$993,937	$1,032,093	$1,049,952

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

The unrealized gains and losses of selected securities at December 31 were:

	2002		2001
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$64,883	$103	$78,089	$204
States and political subdivisions	18,838	14	6,093	56
Mortgage backed securities	300	1,828	3,332	—
Other	6,568	47	10,185	60

Total	$90,589	$1,992	$97,699	$320

Investment Securities Held to Maturity:
U.S. Treasury and government agencies	$—	$—	$—	$—
States and political subdivisions	51,151	33	24,740	6,881
Other	—	—	—	—

Total	$51,151	$33	$24,740	$6,881

The book value and market value of selected securities by contractual maturity at December 31, 2002 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within one year	$1,781,263	$1,811,461	$97,029	$98,856
From one through five years	1,829,509	1,866,640	287,701	306,361
From five through ten years	216,762	223,027	200,454	214,592
After ten years	350,241	365,244	357,635	374,128

Total	$4,177,775	$4,266,372	$942,819	$993,937

The gross investment securities gains and losses amounted to $7,746 and $14,017 in 2002, $30,117 and $36,876 in 2001, and $22,876 and $52,861 in 2000, respectively. See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

The amount of income tax benefit related to net securities losses amounted to $2,195, $3,201, and $9,512 in 2002, 2001, and 2000, respectively.

At December 31, 2002, securities with a value of approximately $689,696 were pledged to secure public deposits, short-term borrowings and for other purposes required by law.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

7. Loans and Leases

Loans and Leases at December 31 were:

	2002	2001
Commercial, financial and agricultural	$6,867,091	$5,716,061
Cash flow hedging instruments at fair value	4,423	12,215

Commercial, financial and agricultural	6,871,514	5,728,276
Real estate:
Construction	1,058,144	730,864
Residential mortgage	6,758,650	5,563,975
Commercial mortgage	6,586,332	5,099,093
Personal	1,852,202	1,210,808
Lease financing	782,004	962,356

Total loans and leases	$23,908,846	$19,295,372

Residential mortgage loans held for sale amounted to $311,077 and $289,667 at December 31, 2002 and 2001, respectively.

The Corporation’s lending activities are concentrated primarily in the Midwest. Approximately 8% of its portfolio consists of loans granted to customers located in Arizona. As a result of recent acquisitions, approximately 11% of the loans are to customers in Minnesota and 5% to customers located in Missouri. The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2002, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans.

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

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease.

During 2000, the Corporation began to realize residual losses in its consumer indirect automobile lease portfolio reflecting a decline in used vehicle values partially attributable to an increase in supply of used vehicles. An in-depth review was performed to determine whether a permanent impairment charge was required.

The Corporation hired a nationally recognized valuation firm that specialized in determining future vehicle values. This study, which projected future vehicle values, updated for subsequent production, was the foundation for the determination that an impairment charge was required. Assumptions such as return rates and insurance proceeds were used in the final determination of the $9.5 million estimated amount of impairment.

Throughout the first half of 2001, the value of used vehicles continued to decline at unprecedented rates. The quarterly impairment review using the new estimated future vehicle values, return rates, and insurance proceeds was performed. Based upon this analysis, it was determined that an additional $25.0 million residual impairment charge was required in the second quarter of 2001.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Based on its quarterly reviews and valuations, no additional residual impairment losses were incurred in the twelve months ended December 31, 2002. Total automobile lease residual value losses recognized in 2001 and 2000 amounted to $35,132, and $12,143, respectively. For the year ended December 31, 2002, gains and losses resulting from the disposal of automobiles were not material.

In connection with the ongoing periodic assessment of the carrying value assigned to residual values with emphasis placed on industries experiencing financial difficulties, the Corporation determined that certain residual values associated with its commercial lease portfolio were impaired. During 2002, the Corporation’s commercial leasing subsidiary recorded a residual impairment loss of $6,848.

An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 2002 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

Loans to directors and executive officers:

Balance, beginning of year	$91,120
New loans	78,097
Repayments	(68,335)

Balance, end of year	$100,882

8. Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows:

	2002	2001	2000
Balance, beginning of year	$268,198	$235,115	$225,862
Allowance of loans and leases acquired	39,813	19,151	1,270
Loan transfer to investment securities	—	—	(1,022)
Provision charged to expense	74,416	54,115	30,352
Charge-offs	(55,289)	(48,609)	(30,018)
Recoveries	11,271	8,426	8,671

Balance, end of year	$338,409	$268,198	$235,115

The allowance for loan and lease losses acquired in branch and bank acquisitions is consistent with the estimate of probable losses as determined by the seller financial institution.

As of December 31, 2002 and 2001, nonaccrual loans and leases totaled $188,232 and $166,434, respectively.

At December 31, 2002 and 2001 the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows:

	2002		2001
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Total impaired loans and leases (Nonaccrual and renegotiated)	$188,558		$166,812
Loans and leases excluded from individual evaluation	(60,801)		(61,290)

Impaired loans evaluated	$127,757		$105,522

Valuation allowance required	$47,382	$18,663	$40,980	$18,268
No valuation allowance required	80,375	—	64,542	—

Impaired loans evaluated	$127,757	$18,663	$105,522	$18,268

Notes to Consolidated Financial Statements—(Continued)

December 31, 2001, 2000, and 1999 ($000 except share data)

The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $31,916 in 2002 and $25,052 in 2001 against the loan balances outstanding. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

The average recorded investment in total impaired loans and leases for the years ended December 31, 2002 and 2001 amounted to $178,172 and $148,520, respectively.

Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $9,726 in 2002, $10,295 in 2001, and $6,410 in 2000. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $14,366 in 2002, $12,846 in 2001, and $11,415 in 2000.

9. Financial Asset Sales

The Corporation regularly sells indirect automobile loans to an unconsolidated multi-seller asset-backed commercial paper conduit, in securitization transactions in accordance with SFAS 140. Servicing responsibilities and subordinated interests are retained. The Corporation receives annual servicing fees based on the loan balances outstanding and rights to future cash flows arising after investors in the securitization trusts have received their contractual return and after certain administrative costs of operating the trusts. The investors and the securitization trusts have no recourse to the Corporation’s other assets for failure of debtors to pay when due. The Corporation’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

During 2002, 2001 and 2000, the Corporation recognized gains of $7,243, $7,944 and $1,045, respectively, on the securitization of automobile loans. Trading income associated with related interest swaps amounted to $9,855, $3,090 and $2,111 in 2002, 2001, and 2000, respectively.

During 2002, the Corporation recognized an impairment loss of $1,540, which is included in net investment securities losses in the Consolidated Statements of Income. The impairment was a result of the differences between actual prepayments and credit losses experienced in 2002 compared to the expected prepayments and credit losses used in measuring retained interests originating in the prior year. The impairment on the retained interests, held in the form of interest-only strips, was deemed to be other than temporary.

The values of retained interests are based on cash flow models which incorporate key assumptions. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year were as follows (rate per annum):

	2002	2001
Prepayment speed (CPR)	18–42%	25.0%
Weighted average life (in months)	16.3	20.8
Expected credit losses (based on original balance)	0.15–0.50%	0.12%
Residual cash flow discount rate	12.0	12.0
Variable returns to transferees	Forward one month LIBOR yield curve

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

For 2002, the prepayment speed and expected credit loss estimates are based on historical prepayment rates and credit losses on similar assets. The prepayment speed ramps from an initial 18% to 42% in month forty-six and ramps down to 36% in month forty-seven and thereafter. The expected loss is based in part on whether the loan is on a new or used vehicle. For loans on new vehicles, losses are expected beginning in month eleven and ramp up to 0.15% in month twenty-seven. For used vehicles, losses are expected beginning in month five and ramp up to 0.50% in month twenty-eight. The expected credit losses are based on the original loan balances.

Retained interests and other assets consisted of the following at December 31:

	2002	2001
Interest—only strips	$35,539	$21,991
Cash collateral account	7,395	5,596
Servicing rights and advances	140	2,591

Total retained interests	$43,074	$30,178

Interest rate swap	$552	$1,939

At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

		Adverse Change in Assumptions
		10%	20%
Weighted average life (in months)	16.3
Prepayment speed	18–42%
Impact on fair value of adverse change		$1.2	$2.4
Expected credit losses (based on original balance)	0.15–0.50%
Impact on fair value of adverse change		0.3	0.5
Residual cash flows discount rate (annual)	12.0%
Impact on fair value of adverse change		0.4	0.9
Interest rate returns to transferees	Forward one month LIBOR yield curve
Impact on fair value of adverse change		0.3	0.5

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

Actual and projected credit losses represented 0.38% of total automobile loans that have been securitized at December 31, 2002.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

The following table summarizes certain cash flows received from and paid to the securitization trust for the years ended December 31:

	2002	2001
Proceeds from new securitizations	$552,131	$389,794
Servicing fees received	2,925	2,610
Net charge-offs	(1,185)	(491)
Cash collateral account transfers, net	(694)	(1,771)
Other cash flows received on retained interests, net	19,410	4,747

At December 31, 2002, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

	Securitized	Portfolio	Total Managed
Loan balances	$713,832	$119,421	$833,253
Principal amounts of loans 60 days or more past due	847	389	1,236
Net credit losses	1,253	1,091	2,344

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote qualifying special purpose entity (QSPE) whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. M&I Bank provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Bank acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as trading in the Corporation’s Consolidated Balance Sheet.

Under the terms of the Administration Agreement, the Bank, as administrator of the QSPE, is required to sell interests in the securities funded by the QSPE to the Bank as the liquidity purchaser under the liquidity agreements, if at any time (after giving effect to any issuance of new commercial paper notes and the receipt of payments under any swap agreement) the QSPE has insufficient funds to repay any maturing commercial paper note and the Bank, as liquidity agent, has received a notice of such deficiency. The Bank, as the liquidity provider, will be obligated to purchase interests in such securities under the terms of the liquidity agreement to repay the maturing commercial paper notes unless (i) after giving effect to such purchase, the aggregate of securities, purchased under the relevant liquidity agreement would exceed the aggregate maximum liquidity purchase amount under such liquidity agreement or (ii) certain bankruptcy events with respect to the QSPE have occurred; provided that the Bank is not required to purchase any defaulted security. For this purpose, a defaulted security is any security that is rated below “Caa2” by Moody’s and below “CCC” by Standard & Poors. To date, the Bank has never acquired interests in any securities under the terms of the liquidity agreements.

A subsidiary of the Bank has entered into interest rate swaps with the QSPE designed to counteract the interest rate risk associated with third party beneficial interest (commercial paper) and the transferred assets. The beneficial interests in the form of commercial paper have been issued by the QSPE to parties other than the Bank and its subsidiary or any other affiliates. The notional amounts do not exceed the amount of beneficial interests. The swap agreements do not provide the QSPE or its administrative agent any decision-making authority other than those specified in the standard ISDA Master Agreement.

At December 31, 2002, highly rated investment securities in the amount of $182.0 million were outstanding in the QSPE to support the outstanding commercial paper.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

10. Premises and Equipment

The composition of premises and equipment at December 31 was:

	2002	2001
Land	$63,255	$51,243
Buildings and leasehold improvements	450,026	368,936
Furniture and equipment	483,541	466,819

	996,822	886,998
Less: Accumulated depreciation	554,427	493,968

Total premises and equipment	$442,395	$393,030

Depreciation expense was $71,455 in 2002, $68,440 in 2001, and $63,580 in 2000.

The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $71,594 in 2002, $64,889 in 2001, and $56,555 in 2000, respectively.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2003 through 2007 are $32,774, $25,824, $20,519, $14,213, and $11,973, respectively.

11. Goodwill and Intangibles

On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units). A Reporting Unit is an operating segment as defined in SFAS 131 or one level below an operating segment.

SFAS 142 provides specific guidance for testing goodwill and intangible assets that are not amortized for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Intangible assets that are not amortized are tested annually.

During the second quarter of 2002, the Corporation completed the first step of the transitional goodwill impairment test on its five identified reporting units based on amounts as of January 1, 2002. With the assistance of a nationally recognized independent appraisal firm, the Corporation concluded that there were no impairment losses for goodwill due to the initial application of SFAS 142. As permitted by SFAS 142, the Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2002 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002 and 2001 are as follows:

	Banking	Metavante	Others	Total
Goodwill balance as of December 31, 2000	$244,048	$47,551	$1,376	$292,975
Goodwill acquired during the period	165,896	84,851	1,300	252,047
Purchase accounting adjustments	(444)	(1,328)	—	(1,772)
Goodwill amortization	(14,187)	(5,487)	(76)	(19,750)

Goodwill balance as of December 31, 2001	395,313	125,587	2,600	523,500
Goodwill acquired during the period	405,781	15,820	2,087	423,688
Purchase accounting adjustments	883	(4,735)	—	(3,852)

Goodwill balance as of December 31, 2002	$801,977	$136,672	$4,687	$943,336

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

For the year ended December 31, 2000 goodwill amortization amounted to $12,475 for Banking, $4,169 for Metavante and $75 for Others.

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, and contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period. For the years ended December 31, 2002 and 2001 there were no significant contingent payments paid or received.

The Corporation’s other intangible assets consisted of the following at December 31, 2002:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (Yrs)
Other intangible assets:
Core deposit intangible	$161,028	$49,416	$111,612	6.4
Data processing contract rights/customer lists	33,809	9,555	24,254	10.4
Trust customers	750	63	687	10.0
Tradename	2,500	208	2,292	3.0

	$198,087	$59,242	$138,845	6.3

Mortgage loan servicing rights	$37,940	$31,317	$6,623	2.3

Amortization expense of other intangible assets amounted to $25,134, $17,154 and $14,197 in 2002, 2001 and 2000, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2003	$21,445
2004	18,564
2005	15,395
2006	12,659
2007	10,774

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced. The weighted average amortization period as shown in the above table for mortgage loan servicing rights represents the estimated expected weighted average remaining life of the servicing rights at December 31, 2002. The actual remaining life could be significantly different due to actual prepayment experience in future periods.

At December 31, 2002 and 2001, none of the Corporation’s other intangible assets were determined to have indefinite lives.

In October 2002, the Financial Accounting Standards Board issued SFAS 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. This statement, which was effective October 1, 2002, removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with the

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

recently issued standards on business combinations (SFAS 141) and goodwill and other intangible assets (SFAS 142). The statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The impact of this standard was not considered material to the Corporation.

12. Deposits

The composition of deposits at December 31 was:

	2002	2001
Noninterest bearing demand	$4,461,880	$3,558,571
Savings and NOW	9,225,899	7,867,106
CDs $100,000 and over	2,793,793	1,321,746
Cash flow hedge—Institutional CDs	18,330	—

CDs $100,000 and over	2,812,123	1,321,746
Other time deposits	2,979,502	2,962,724
Foreign deposits	914,302	782,900

Total deposits	$20,393,706	$16,493,047

At December 31, 2002 and 2001, brokered deposits amounted to $2,258.9 million and $774.2 million, respectively.

At December 31, 2002, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2003	$4,828,206
2004	941,549
2005	327,853
2006	114,221
2007 and thereafter	494,098

$6,705,927

13. Short-term Borrowings

Short-term borrowings at December 31 were:

	2002	2001
Funds purchased and security repurchase agreements	$895,196	$1,090,150
Cash flow hedge—Fed funds	51,387	21,262

Funds purchased and security repurchase agreements	946,583	1,111,412
U.S. Treasury demand notes	3,141	315,644
U.S. Treasury demand notes—special direct	3,137,183	2,290,606
Senior bank notes—Puttable Reset Securities	—	1,001,961
Commercial paper	351,079	314,989
Cash flow hedge—Commercial paper	34,624	20,353

Commercial paper	385,703	335,342
Current maturities of long-term borrowings	1,612,343	800,772
Other	8,414	1,505

Total short-term borrowings	$6,093,367	$5,857,242

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

U.S. Treasury demand notes—special direct represent secured borrowings of the lead banking subsidiary with a maximum term of 21 days.

Bank notes may be senior or subordinated in ranking and have maturities ranging from 7 days to 30 years at a fixed or floating rate up to a maximum of $7.3 billion aggregate principal amount outstanding at any time. The bank notes are offered through certain designated agents and are offered and sold only to institutional investors. The bank notes are sole obligations of the issuing bank and are not obligations of or guaranteed by the Corporation.

The senior bank notes—Puttable Reset Securities (“PRS”) had a maturity date of December 1, 2007. In certain circumstances, the notes will be put back to the issuing bank at par prior to final maturity by the noteholders and the notes are subject to the exercise of a call option by certain broker-dealers. In December 2002 the notes were remarketed. See Note 14 Long-term Borrowings. The interest rate in 2002 prior to the remarketing was 6.15%.

Unused lines of credit, primarily to support commercial paper borrowings, were $75.0 million at December 31, 2002 and 2001, respectively.

14. Long-term Borrowings

Long-term borrowings at December 31 were:

	2002	2001
Corporation:
6.375% subordinated notes due in 2003	$99,953	$99,871
Medium-term notes Series C, D, E and MiNotes	303,459	312,950
7.65% cumulative company-obligated mandatorily redeemable capital trust pass-through securities	199,225	199,193
Guaranteed preferred beneficial interests in subordinated debentures	14,352	—
Cash flow hedge	1,374	—

Guaranteed preferred beneficial interests in subordinated debentures	15,726	—
Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
Floating rate advances	610,000	310,000
Cash flow hedge	54,343	3,602

Floating rate advances	664,343	313,602
Fixed rate advances	403,666	554,372
Senior bank notes	298,248	199,929
Senior bank notes—EXLs	249,792	249,608
Senior bank notes—Puttable Reset Securities	1,001,693	—
Subordinated bank notes	643,128	395,977
Nonrecourse notes	10,697	23,693
9.75% obligation under capital lease due through 2006	2,182	2,655
Other	4,012	9,099

	3,896,124	2,360,949
Less current maturities	1,612,343	800,772

Total long-term borrowings	$2,283,781	$1,560,177

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

The 6.375% subordinated notes are not redeemable prior to maturity and qualify as “Tier 2” or supplementary capital for regulatory capital purposes, subject to adjustment for the remaining time to maturity. Interest is payable semiannually.

At December 31, 2002, medium-term Series D notes outstanding amounted to $14,000 with fixed interest rates of 6.80% to 7.20%. Series D notes mature at various times and amounts through 2004. No additional borrowings may occur under the Series D notes. In May 2000, the Corporation filed a registration statement with the Securities and Exchange Commission to issue up to $500 million of medium-term Series E notes. These issues may have maturities ranging from 9 months to 30 years and may be at fixed or floating rates. At December 31, 2002, series E notes outstanding amounted to $250,500 with fixed rates of 5.75% to 7.19%. Series E notes outstanding mature in 2005 and 2006. In May 2002, the Corporation filed a prospectus supplement with the Securities and Exchange Commission to issue up to $500 million of medium-term MiNotes. The MiNotes, issued in minimum denominations of one-thousand dollars or integral multiples of one-thousand dollars, may have maturities ranging from 9 months to 30 years and may be at fixed or floating rates. At December 31, 2002, MiNotes outstanding amounted to $38,959 with fixed rates of 3.25% to 6.00%. MiNotes outstanding mature at various times through 2012. At December 31, 2002, there were no Series C medium-term notes outstanding and no additional borrowings may occur under the Series C notes.

In December 1996, the Corporation formed M&I Capital Trust A (the “Trust”) and issued $200 million in liquidation or principal amount of cumulative preferred capital securities. Holders of the capital securities are entitled to receive cumulative cash distributions at an annual rate of 7.65% payable semiannually.

Concurrently with the issuance of the capital securities, the Trust invested the proceeds, together with the consideration paid by the Corporation for the common interest in the Trust, in junior subordinated deferrable interest debentures (“subordinated debt”) issued by the Corporation. The subordinated debt, which represents the sole asset of the Trust, bears interest at an annual rate of 7.65% payable semiannually and matures on December 1, 2026.

The subordinated debt is junior in right of payment to all present and future senior indebtedness of the Corporation. The Corporation may redeem the subordinated debt in whole or in part at any time on or after December 1, 2006 at specified call premiums, and at par on or after December 1, 2016. In addition, in certain circumstances the subordinated debt may be redeemed at par upon the occurrence of certain events. The Corporation’s right to redeem the subordinated debt is subject to regulatory approval.

The Corporation has the right, subject to certain conditions, to defer payments of interest on the subordinated debt for extension periods, each period not exceeding ten consecutive semiannual periods. As a consequence of the Corporation’s extension of the interest payment period, distributions on the capital securities would be deferred. In the event the Corporation exercises its right to extend an interest payment period, the Corporation is prohibited from making dividend or any other equity distributions during such extension period.

The Guaranteed Preferred Beneficial Interests in subordinated debentures represent preferred securities that are considered long-term borrowings for financial reporting purposes. In conjunction with the acquisition of Mississippi Valley, the Corporation acquired all of the common interests in MVBI Capital Trust (“MVBI Capital”), a statutory business trust formed by Mississippi Valley in 1997. All accounts of MVBI Capital are included in the consolidated financial statements of the Corporation. MVBI Capital has issued and outstanding $14.95 million in liquidation or principal amount of preferred capital securities. The sole assets of MVBI Capital are subordinated debentures of the Corporation (as successor to Mississippi Valley) in the principal amount of $15.412 million which bear interest at a rate that floats with the three-month Treasury plus 2.25%. The preferred securities and the debentures mature March 31, 2027, but may be called at the option of the Corporation at par

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

any time after March 31, 2002 or, in certain circumstances, may be extended to a date no later than March 31, 2036. The distributions payable on the preferred securities also float with the three-month Treasury plus 2.25%.

The payment of distributions, liquidation of the Trusts and payment upon the redemption of the capital securities of both the M&I Capital Trust A and the MVBI Capital Trust are guaranteed by the Corporation.

The capital securities of the Trust and MVBI Capital qualify as “Tier 1” capital for regulatory capital purposes.

Fixed rate FHLB advances have interest rates which range from 2.84% to 8.47% and mature at various times in 2003 through 2017. A $55.0 million advance can be called at the FHLB’s option beginning January 19, 2004, and quarterly thereafter.

The floating rate advances mature at various times between 2006 and 2008. The interest rate is reset monthly based on the London Interbank Offered Rate (“LIBOR”).

The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, a portion of these advances are collaterized by all FHLB stock.

The senior bank notes have a fixed interest rate of 4.125% and pay interest semi-annually. The notes mature in 2003.

The senior bank notes-Extendible Liquidity Securities (“EXLs”) are indexed to one month LIBOR plus a stated spread and mature in 2003. However, EXLs noteholders have the ability to extend the maturity date through 2006. The stated spread is initially 0.01%, 0.04% in year two, 0.07% in year three and 0.10% to maturity in 2006.

The senior bank notes—Puttable Reset Securities (“PRS”) have a maturity date of December 15, 2016. However, in certain circumstances, the notes will be put back to the issuing bank at par prior to final maturity. The notes are also subject to the exercise of a call option by a broker-dealer. Beginning December 15, 2003 and each December 15 thereafter until and including December 15, 2015, the broker-dealer has the right to purchase all of the outstanding notes from the noteholders at a price equal to 100% of the principal amount of the notes and then remarket the notes. However, if the broker-dealer does not purchase the notes on the aforementioned date(s), each holder of outstanding notes will be deemed to have put all of the holder’s notes to the issuing bank at a price equal to 100% of the principal amount of the notes and the notes will be completely retired. The initial interest rate was 5.263% and, to the extent the notes are purchased and remarketed, the interest rate will reset each date the notes are remarketed, subject to a floor. The call and put are considered clearly and closely related for purposes of recognition and measurement under SFAS 133. The fair value of the call option at December 31, 2002, was approximately $115 million as determined by the holder of the call option.

The subordinated bank notes have fixed rates that range from 5.25% to 7.875% and mature at various times in 2010, 2011 and 2012. Interest is paid semi-annually. The subordinated bank notes qualify as “Tier 2” or supplementary capital for regulatory capital purposes.

The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 8.04% at December 31, 2002 and are due in installments over varying periods through 2011. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Scheduled maturities of long-term borrowings are $57,776, $4,918, $623,545, and $519,850 for 2003 through 2006, respectively.

15. Shareholders’ Equity

The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A convertible, with a $100 value per share for conversion and liquidation purposes. Series A is nonvoting preferred stock. The same cash dividends will be paid on Series A as would have been paid on the common stock exchanged for Series A.

The holder had the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. During 2002, the holder of Series A converted 336,370 shares of Series A into 7,688,456 shares of common stock which were issued out of the Corporation’s treasury common stock. This is a noncash transaction for purposes of the Consolidated Statements of Cash Flows. At December 31, 2002 there were no shares of Series A outstanding.

The preferred stock is treated as a common stock equivalent in all applicable per share calculations.

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2002 and 2001, 623,478 and 603,386 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of shareholders’ equity in the Consolidated Balance Sheets and amounted to $16,301 at December 31, 2002 and $15,605 at December 31, 2001.

In conjunction with previous acquisitions, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of acquired companies. At December 31, 2002 and 2001, 139,442 and 163,974 common shares of M&I stock, respectively, were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $2,824 and $3,264 at December 31, 2002 and 2001, respectively, is included in Deferred Compensation as a reduction of shareholders’ equity in the Consolidated Balance Sheets.

The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and conversions of convertible securities. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock, mature shares tendered for stock option exercises in lieu of cash and open market purchases in accordance with the Corporation’s approved share repurchase program. The Corporation is currently authorized to repurchase up to 12 million shares per year. Shares repurchased in accordance with the approved plan amounted to 5.1 million shares with an aggregate cost of $159.3 million in 2002 and 9.4 million shares (post-split) with an aggregate cost of $273.3 million in 2001.

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as “Tier 1” capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% “Tier 1” capital to total assets, while lower

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements.

At December 31, 2002 and 2001, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation’s category.

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2002		As of December 31, 2001
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$2,343.8	8.75%	$2,091.5	9.70%
Tier 1 capital adequacy minimum requirement	1,071.6	4.00	862.2	4.00

Excess	$1,272.2	4.75%	$1,229.3	5.70%

Total capital	$3,321.9	12.40%	$2,775.6	12.88%
Total capital adequacy minimum requirement	2,143.3	8.00	1,724.3	8.00

Excess	$1,178.6	4.40%	$1,051.3	4.88%

Risk-adjusted assets	$26,790.9		$21,554.2

	Leverage Ratio
	As of December 31, 2002		As of December 31, 2001
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$2,343.8	7.58%	$2,091.5	7.93%
Minimum leverage adequacy requirement	927.7–1,546.2	3.00–5.00	791.2–1,318.6	3.00–5.00

Excess	$1,416.1–797.6	4.58–2.58%	$1,300.3–772.9	4.93–2.93%

Adjusted average total assets	$30,923.6		$26,371.4

All of the Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2002 and 2001. The following table presents the risk-based capital ratios for the Corporation’s lead banking subsidiary:

Subsidiary	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2002	7.86%	11.93%	6.63%
December 31, 2001	9.07	12.30	7.26

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2002, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval was approximately $94.5 million.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

16. Income Taxes

Total income tax expense for the years ended December 31, 2002, 2001, and 2000 was allocated as follows:

	2002	2001	2000
Income before income taxes and cumulative effect of changes in accounting principles	$238,265	$163,124	$152,948
Cumulative effect of changes in accounting principles	—	(235)	(1,532)
Shareholders’ Equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(5,976)	(13,334)	(2,486)
Unrealized (losses) / gains on accumulated other comprehensive income	(45,797)	1,667	38,699

	$186,492	$151,222	$187,629

The current and deferred portions of the provision for income taxes were:

	2002	2001	2000
Current:
Federal	$237,924	$161,622	$115,789
State	12,765	14,140	22,652

Total current	250,689	175,762	138,441
Deferred:
Federal	(22,138)	(8,039)	20,618
State	9,714	(4,599)	(6,111)

Total deferred	(12,424)	(12,638)	14,507

Total provision for income taxes	$238,265	$163,124	$152,948

The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

	2002	2001	2000
Tax computed at statutory rates	$251,507	$175,366	$164,623
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(20,651)	(19,855)	(19,428)
State income taxes, net of Federal tax benefit	14,706	6,202	10,824
Bank owned life insurance	(10,424)	(9,469)	(9,837)
Other	3,127	10,880	6,766

Total provision for income taxes	$238,265	$163,124	$152,948

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2002	2001
Deferred tax assets:
Deferred compensation	$34,038	$34,091
Allowance for loan and lease losses	137,962	108,535
Accrued postretirement benefits	31,235	29,647
Conversion revenue deferred	11,281	16,233
Accumulated other comprehensive income	23,871	—
State NOLs	52,959	61,561
Other	96,770	71,598

Total deferred tax assets before valuation allowance	388,116	321,665
Valuation allowance	(48,716)	(47,709)

Net deferred tax assets	339,400	273,956
Deferred tax liabilities:
Lease revenue reporting	168,226	166,675
Deferred expense, net of unearned income	66,046	59,826
Premises and equipment, principally due to depreciation	10,263	9,880
Purchase accounting adjustments	48,139	14,419
Accumulated other comprehensive income	—	21,926
Other	42,569	40,569

Total deferred tax liabilities	335,243	313,295

Net deferred tax asset (liability)	$4,157	$(39,339)

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2017. At December 31, 2002, the Corporation believes it is more likely than not that these items will not be realized. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using these items.

17. Stock Option, Restricted Stock and Employee Stock Purchase Plans

The Corporation has Executive Stock Option and Restricted Stock Plans which provide for the grant of nonqualified and incentive stock options, stock appreciation rights and rights to purchase restricted shares to key employees and directors of the Corporation at prices ranging from not less than the par value of the common shares to the market value of the shares at the date of grant.

The Corporation also has a qualified employee stock purchase plan which gives employees, who elect to participate in the plan, the right to acquire shares of the Corporation’s common stock at the purchase price which is 85 percent of the lesser of the fair market value of the Corporation’s Common Stock on the first or last day of the one-year offering period.

The nonqualified and incentive stock option plans generally provide for the grant of options to purchase shares of the Corporation’s common stock for a period of ten years from the date of grant. Options granted generally become exercisable over a period of two or three years from the date of grant. However, options granted to directors of the Corporation vest immediately and options granted after 1996 provide accelerated or immediate vesting for grants to individuals who meet certain age and years of service criteria at the date of grant.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Shares under option at December 31, 1999	13,616,628	$3.84–35.03	$20.94
Options granted	3,512,700	20.76–31.09	22.13
Options lapsed or surrendered	(371,226)	6.69–33.50	24.36
Options exercised	(525,062)	3.84–28.50	9.97

Shares under option at December 31, 2000	16,233,040	$5.78–35.03	$21.47
Options granted	3,941,100	24.73–31.95	31.39
Options lapsed or surrendered	(436,302)	6.69–33.50	27.12
Options exercised	(2,233,574)	5.78–30.75	11.74

Shares under option at December 31, 2001	17,504,264	$6.20–35.03	$24.81
Options granted	4,803,042	12.87–31.78	27.04
Options lapsed or surrendered	(375,658)	15.94–35.03	28.68
Options exercised	(985,247)	6.20–30.75	15.58

Shares under option at December 31, 2002	20,946,401	$7.69–33.94	$25.69

The range of options outstanding at December 31, 2002 were:

Price Range	Number of Shares		Weighted-Average Exercise Price		Weighted- Average Remaining Contractual Life (In Years)
	Outstanding	Exercisable	Outstanding	Exercisable
$7.00–13.49	2,152,724	2,152,724	$11.51	$11.51	2.7
13.50–19.99	1,125,825	1,125,825	16.35	16.35	4.4
20.00–25.49	3,587,001	2,751,459	22.24	22.31	7.8
25.50–28.49	2,146,800	2,019,943	25.93	25.91	6.2
28.50–28.99	5,314,476	2,379,459	28.54	28.53	8.3
29.00–31.49	3,076,010	2,750,746	30.65	30.74	7.3
Over $31.50	3,543,565	1,753,275	32.00	32.06	8.9

	20,946,401	14,933,431	$25.69	$24.48	7.2

Options exercisable at December 31, 2001 and 2000 were 11,964,332 and 11,973,164, respectively. The weighted average exercise price for options exercisable was $23.14 at December 31, 2001 and $20.17 at December 31, 2000.

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock based employee compensation plans.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APBO 25), “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

The largest differences between SFAS 123 and APBO 25 as it relates to the Corporation is the amount of compensation cost attributable to the Corporation’s fixed stock option plans and employee stock purchase plan (ESPP). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount (15%) and the plan meets the definition of a qualified plan of the Internal Revenue Code and meets the requirements of APBO 25. Under SFAS 123 the safe-harbor discount threshold is 5% for a plan to be non-compensatory. SFAS 123 compensation cost would equal the initial discount (15% of beginning of plan period price per share) plus the value of a one year call option on 85% of a share of stock for each share purchased.

As permitted by SFAS 123, the Corporation continues to measure compensation cost for such plans using the accounting method prescribed by APBO 25.

Had compensation cost for the Corporation’s ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
Net income:
As reported	$480,327	$337,485	$315,123
Pro forma	458,181	321,521	300,912
Basic earnings per share:
As reported	$2.24	$1.60	$1.50
Pro forma	2.13	1.52	1.43
Diluted earnings per share:
As reported	$2.16	$1.55	$1.45
Pro forma	2.07	1.47	1.39

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

The grant date fair values and assumptions used to determine such value are as follows:

	2002	2001	2000
Weighted-average grant date fair value	$8.15	$10.09	$6.91
Assumptions:
Risk-free interest rates	3.11–5.16%	3.92–5.30%	5.14–6.79%
Expected volatility	30.95–31.25%	31.09–31.33%	24.36–31.33%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	2.10%	2.13%	2.11%

The estimated compensation cost per share for the ESPP was $5.33 and $4.48 for 2002 and 2001, respectively. During 2002 and 2001, common shares purchased by employees under the ESPP amounted to 302,809 and 356,994 (post-split), respectively.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Activity relating to the Corporation’s Restricted Purchase Rights was:

	December 31
	2002	2001	2000
Restricted stock purchase rights outstanding— Beginning of Year	—	—	—
Restricted stock purchase rights granted	46,000	80,000	16,000
Restricted stock purchase rights exercised	(46,000)	(80,000)	(16,000)

Restricted stock purchase rights outstanding— End of Year	—	—	—
Weighted-average grant date market value	$29.76	$27.97	$22.68
Aggregate compensation expense	$779	$934	$726
Unamortized deferred compensation	$3,045	$2,972	$1,859

Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of shareholders’ equity.

Shares reserved for the granting of options and stock purchase rights at December 31, 2002 were 3,115,336.

The Corporation also has a Long-Term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%–275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 117,000 in 2002, 116,200 in 2001, and 93,700 in 2000. The vesting period is three years from the date the performance units were awarded. At December 31, 2002, based on the performance criteria, approximately $4,651 would be due to the participants under the 2000 and 2001 awards. In addition, the amount payable to participants under the 1999 award, which was fully vested, was $1,817 at December 31, 2002.

18. Employee Retirement and Health Plans

The Corporation has a defined contribution plan that consists of a retirement component and an incentive savings component for substantially all employees. The retirement component provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation’s option, an additional profit sharing amount may also be contributed to the retirement component and may vary from year to year up to a maximum of 6% of eligible compensation. Under the incentive savings component, employee contributions up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation’s return on equity as defined by the plan. Total expense relating to this plan was $49,586, $39,942, and $40,016 in 2002, 2001, and 2000, respectively.

The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $1,484 in 2002, $2,394 in 2001, and $1,174 in 2000.

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired or retained from mergers after September 1, 1997 will be granted access to the Corporation’s plan upon retirement however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. The plan is not funded.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

The changes during the year of the accumulated postretirement benefit obligation (APBO) for retiree health benefits are as follows:

	2002	2001
APBO, beginning of year	$89,619	$60,250
Service cost	1,182	2,843
Interest cost on APBO	5,491	4,726
Plan amendments	(32,346)	—
Actuarial losses	20,093	24,008
Change due to acquisitions/divestitures	242	356
Benefits paid	(2,839)	(2,564)

APBO, end of year	81,442	89,619
Unrecognized net (loss)/gain	(39,174)	(21,575)
Unrecognized prior service cost	31,005	1,380

Accrued postretirement benefit cost	$73,273	$69,424

Weighted average discount rate used in determining APBO	7.25%	7.50%

The assumed health care cost trend for 2003 was 9.00% for pre-age 65 and 12.00% for post-age 65 retirees. The rate was assumed to decrease gradually to 5.50% for pre-age 65 and 6.50% for post-age 65 retirees in 2009 and remain at that level thereafter.

Net periodic postretirement benefit cost for the years ended December 31, 2002, 2001, and 2000 includes the following components:

	2002	2001	2000
Service cost	$1,182	$2,843	$2,593
Interest on APBO	5,491	4,726	3,601
Net amortization and deferral	(226)	152	(944)

	$6,447	$7,721	$5,250

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$972	$(1,025)
Effect on postretirement benefit obligation	9,828	(9,005)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

19. Financial Instruments with Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2002	2001
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$8,193,341	$7,322,698
To individuals	2,242,675	2,007,197
Standby letters of credit, net of participations	992,881	976,438
Commercial letters of credit	46,441	57,605
Mortgage loans sold with recourse	690	1,105

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. The majority of the Corporation’s commitments to extend credit generally provide for the interest rate to be determined at the time the commitment is utilized. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Corporation evaluates each customer’s credit worthiness on an individual basis. Collateral obtained, if any, upon extension of credit, is based upon management’s credit evaluation of the customer. Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as discussed in Note 7.

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

20. Foreign Exchange Contracts

Foreign exchange contracts are commitments to purchase or deliver foreign currency at a specified exchange rate. The Corporation enters into foreign exchange contracts primarily in connection with trading activities to enable customers involved in international trade to hedge their exposure to foreign currency fluctuations and to minimize the Corporation’s own exposure to foreign currency fluctuations resulting from the above. Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lesser extent, option contracts. The risks in these transactions arise from the ability of the counterparties to perform under the terms of the contracts and the risk of trading in a volatile commodity. The Corporation actively monitors all transactions and positions against predetermined limits established on traders and types of currency to ensure reasonable risk taking.

The Corporation’s market risk from unfavorable movements in currency exchange rates is minimized by essentially matching commitments to deliver foreign currencies with commitments to purchase foreign currencies.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

At December 31, 2002, the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (US dollars):

	Commitments To Deliver Foreign Exchange	Commitments To Purchase Foreign Exchange
Currency
Euros	$291,953	$292,313
English Pound Sterling	204,814	204,829
Japanese Yen	30,511	30,500
Swiss Franc	28,380	28,304
Canadian Dollars	18,426	17,985
Norwegian Kroner	9,928	9,922
Mexican Peso	7,465	7,456
Australian Dollars	3,762	3,752
Swedish Kronor	2,333	2,294
New Zealand Dollars	573	572
All Other	117	63

Total	$598,262	$597,990

Average amount of contracts to deliver/purchase foreign exchange	$585,785	$586,120

21. Derivative Financial Instruments and Hedging Activities

Interest rate risk, the exposure of the Corporation’s net interest income and net fair value of its assets and liabilities, to adverse movements in interest rates, is a significant market risk exposure that can have a material effect on the Corporation’s financial position, results of operations and cash flows. The Corporation has established policies that neither earnings nor fair value at risk should exceed established guidelines and assesses these risks by modeling the impact of changes in interest rates that may adversely impact expected future earnings and fair values.

The Corporation has strategies designed to confine these risks within the established limits and identify appropriate risk / reward trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its customers.

Trading Instruments

The Corporation enters into interest rate swaps as part of its trading activities which enable its customers to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates is generally minimized by concurrently entering into offsetting interest rate swaps. Offsetting interest rate swaps generally have nearly identical notional values, terms and indices. The Corporation uses interest rate futures to manage the exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities.

At December 31, 2002, interest rate swaps designated as trading consisted of $532.2 million in notional amount of receive-fixed / pay-floating with an aggregate positive fair value of $9.2 million and $431.4 million in notional amount of pay fixed / receive floating with an aggregate negative fair value of $7.9 million. At December 31, 2002, the notional value of interest rate futures sold was $724.0 million with a negative fair value of $0.1 million.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Derivative financial instruments designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

Fair Value Hedges

The Corporation has fixed rate callable CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates.

To limit the Corporation’s exposure to changes in fair value due to changes in interest rates, the Corporation has entered into receive-fixed / pay-floating interest rate swaps with identical call features, thereby creating the effect of floating rate deposits and floating rate long-term debt. The Corporation has determined that the hedges on the long-term debt qualify for the special short-cut accounting prescribed by SFAS 133, resulting in no ineffectiveness.

The Corporation also has agency collateralized mortgage-backed investment securities designated as available for sale. The embedded prepayment options in the underlying mortgages expose the Corporation to variability in fair value in a changing interest rate environment. To limit its exposure to changes in fair value, the Corporation had designated purchased interest rate floors as a hedge against changes in fair value attributable to the embedded prepayment option.

During 2001, the Corporation sold the floors. The adjustment to the carrying amount of the hedged investment securities of $5.7 million is being accreted into earnings over the remaining life of the security using the interest method.

The following table presents additional information with respect to selected fair value hedges.

Fair Value Hedges December 31, 2002
Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Callable CDs	Receive Fixed Swap	$201.5	$1.6	6.8
Medium Term Notes	Receive Fixed Swap	196.4	17.4	3.9
Long-term Borrowings	Receive Fixed Swap	200.0	39.3	23.9

The Corporation issues interest rate lock commitments to extend credit on single-family residential mortgage loans which are to be held for sale. To limit the Corporation’s exposure to changes in the fair value of these interest rate locks and the loans held for sale, the Corporation obtains an option to sell the mortgage loan at the time the commitment is made to lock in the interest rate. As a result of this option to sell, the change in fair value of the interest rate lock commitment and loans held for sale is directly offset by the change in fair value of the option to sell.

The impact from fair value hedges to total net interest income for the year ended December 31, 2002 was a positive $22.9 million. The impact to net interest income due to ineffectiveness was immaterial.

Cash Flow Hedges

The Corporation has variable rate loans and variable rate short-term borrowings, which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At December 31, 2001, these instruments consisted of interest rate swaps. During 2001, the Corporation also employed an interest rate floor that expired at the end of the year.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

The interest rate swaps change the variable-rate cash flow exposure on the loans and short-term borrowings to fixed-rate cash flows.

Changes in the fair value of the interest rate swaps designated as cash flow hedges are reported in accumulated other comprehensive income (AOCI). These amounts are subsequently reclassified to interest income or interest expense as a yield adjustment in the same period in which the related interest on the variable rate loans and short-term borrowings affects earnings. Ineffectiveness arising from differences between the critical terms of the hedging instrument and hedged item is recorded in interest income or expense.

The following table summarizes the Corporation’s cash flow hedges at December 31, 2002.

Cash Flow Hedges December 31, 2002
Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Variable Rate Loans	Receive Fixed Swap	$225.0	$4.4	0.5
Institutional CDs	Pay Fixed Swap	820.0	(18.3)	2.1
Commercial Paper	Pay Fixed Swap	200.0	(34.6)	3.9
Fed Funds Purchased	Pay Fixed Swap	860.0	(51.4)	2.3
FHLB Advances	Pay Fixed Swap	610.0	(54.3)	4.1
Long-term Borrowings	Pay Fixed Swap	15.0	(1.4)	3.5

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

The impact from cash flow hedges to total net interest income for the year ended December 31, 2002 was a negative $50.5 million. The impact due to ineffectiveness was immaterial. The estimated reclass from accumulated other comprehensive income in the next twelve months is $75.7 million.

Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2002 the estimated credit exposure arising from derivative financial instruments was approximately $43.3 million.

For the years ended December 31, 2001 and 2000, the effect on net interest income resulting from derivative financial instruments, was a positive $4.8 million and a negative $3.5 million including the amortization of terminated derivative financial instruments, respectively.

22. Fair Value of Financial Instruments

The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2002 and 2001 are presented in the following table. Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items. Derivative financial instruments designated as trading are included in Trading Securities.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Balance Sheet Financial Instruments ($ in millions)

	2002		2001
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and short-term investments	$1,240.4	$1,240.4	$1,605.4	$1,605.4
Trading securities	21.3	21.3	6.1	6.1
Investment securities available for sale	4,266.4	4,266.4	3,383.6	3,383.6
Investment securities held to maturity	942.8	993.9	1,032.1	1,050.0
Net loans and leases	23,570.4	24,543.1	19,027.2	19,754.7
Interest receivable	136.5	136.5	137.8	137.8
Financial Liabilities:
Deposits	20,393.7	20,564.1	16,493.0	16,624.3
Short-term borrowings	4,481.0	4,481.0	5,056.5	5,056.5
Long-term borrowings	3,896.1	4,313.8	2,360.9	2,680.8
Interest payable	94.1	94.1	97.5	97.5

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

Cash and Short-term Investments

The carrying amounts reported for cash and short-term investments approximate the fair values for those assets.

Trading and Investment Securities

Fair value is based on quoted market prices or dealer quotes where available. Estimated fair values for residual interests in the form of interest-only strips from automobile loan securitizations are based on discounted cash flow analysis.

Net Loans and Leases

Loans that reprice or mature within three months of December 31 were assigned fair values based on their book value. The remaining loan and lease balances were assigned fair values based on a discounted cash flow analysis. The discount rate was based on the treasury yield curve, with rate adjustments for credit quality, cost and profit factors.

Deposits

The fair value for demand deposits or any interest bearing deposits with no fixed maturity date was considered to be equal to the carrying value. Time deposits with defined maturity dates were considered to have a

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

fair value equal to the book value if the maturity date was within three months of December 31. The remaining time deposits were assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities.

Borrowings

Short-term borrowings are carried at cost that approximates fair value. Long-term debt was generally valued using a discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements or, if not readily available, based on a build up approach similar to that used for loans and deposits. Long-term borrowings include their related current maturities.

Off-Balance Sheet Financial Instruments ($ in millions)

Fair values of loan commitments and letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31.

	2002	2001
Loan commitments	$7.6	$5.6
Letters of credit	6.9	6.2

See Note 19 for additional information on off-balance sheet financial instruments.

23. Business Segments

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

The Corporation evaluates the profit or loss performance of its segments based on operating income. Operating income is after-tax income excluding certain charges considered unusual or infrequent and charges for services from the holding company. The accounting policies of the Corporation’s segments are the same as those described in Note 1. Intersegment revenues may be based on cost, current market prices or negotiated prices between the providers and receivers of services.

Based on the way the Corporation organizes its segments, the Corporation has determined that it has two reportable segments.

Banking

Banking represents the aggregation of two separately chartered banks headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one separately chartered bank headquartered in St. Louis, Missouri, one separately chartered bank headquartered in Belleville, Illinois, one separately chartered bank headquartered in Phoenix, Arizona, an asset-based lending subsidiary headquartered in Minnesota and an operational support subsidiary. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the Internet.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Data Services (or Metavante)

Data Services includes Metavante as well as its related subsidiaries. Metavante provides data processing services, develops and sells software and provides consulting services to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services companies throughout the world although its activities are primarily domestic. In addition, Data Services derives revenue from the Corporation’s credit card merchant operations. The majority of Data Services revenue is derived from internal and external processing.

All Others

M&I’s primary other operating segments include Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provides investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Arizona, Minnesota, Florida, Nevada, North Carolina, and Illinois. Capital Markets Group provides venture capital and advisory services.

Total Revenues by type in All Others consist of the following ($ in millions):

	2002	2001	2000
Trust Services	$120.3	$121.1	$120.1
Residential Mortgage Banking	46.8	43.5	26.6
Capital Markets	(3.6)	13.1	22.7
Brokerage and Insurance	23.4	21.4	22.1
Commercial Leasing	13.8	13.2	10.3
Commercial Mortgage Banking	4.6	3.1	2.2
Others	4.1	5.7	6.6

Total	$209.4	$221.1	$210.6

The following represents the Corporation’s operating segments as of and for the years ended December 31, 2002, 2001 and 2000. Intrasegment revenues, expenses and assets have been eliminated.

	Year Ended December 31, 2002 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Reclassifications/ Eliminations	Sub-total	Excluded Charges	Consolidated Income Before Accounting Change
Net Interest Income	$1,002.7	$(3.8)	$28.4	$(21.0)	$—	$1,006.3	$—	$1,006.3
Fees—unaffiliated customers	322.8	601.5	154.2	4.2	—	1,082.7	—	1,082.7
Fees—affiliated customers	44.4	64.6	26.8	—	(135.8)	—	—	—

Total revenue	1,369.9	662.3	209.4	(16.8)	(135.8)	2,089.0	—	2,089.0
Expenses—unaffiliated customers	539.3	554.9	120.2	75.8	(1.3)	1,288.9	7.1	1,296.0
Expenses—affiliated customers	80.1	24.8	33.7	(4.1)	(134.5)	—	—	—

Total expenses	619.4	579.7	153.9	71.7	(135.8)	1,288.9	7.1	1,296.0
Provision for loan and lease losses	71.9	—	2.5	—	—	74.4	—	74.4

Income before taxes	678.6	82.6	53.0	(88.5)	—	725.7	(7.1)	718.6
Income tax expense	219.4	32.4	21.2	(31.8)	—	241.2	(2.9)	238.3

Segment income	$459.2	$50.2	$31.8	$(56.7)	$—	$484.5	$(4.2)	$480.3

Identifiable assets	$31,753.3	$835.2	$718.0	$427.1	$(859.0)	$32,874.6	$—	$32,874.6

Depreciation and amortization	$18.6	$84.9	$(17.0)	$4.3	$—	$90.8	$0.3	$91.1

Purchase of premises and equipment, net	$29.4	$20.3	$1.6	$1.3	$—	$52.6	$—	$52.6

Return on Average Equity	17.99%	16.55%	14.22%					17.36%

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

	Year Ended December 31, 2001 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Reclassifications/ Eliminations	Sub-total	Excluded Charges	Consolidated Income Before Accounting Change
Net Interest Income	$842.8	$(3.7)	$27.4	$(23.7)	$—	$842.8	$—	$842.8
Fees—unaffiliated customers	286.3	557.6	171.7	2.7	(1.0)	1,017.3	(16.1)	1,001.2
Fees—affiliated customers	33.5	61.4	22.0	—	(116.9)	—	—	—

Total revenue	1,162.6	615.3	221.1	(21.0)	(117.9)	1,860.1	(16.1)	1,844.0
Expenses—unaffiliated customers	468.4	512.6	111.7	86.4	(0.7)	1,178.4	110.5	1,288.9
Expenses—affiliated customers	75.5	17.0	29.8	(5.1)	(117.2)	—	—	—

Total expenses	543.9	529.6	141.5	81.3	(117.9)	1,178.4	110.5	1,288.9
Provision for loan and lease losses	51.9	—	2.2	—	—	54.1	—	54.1

Income before taxes	566.8	85.7	77.4	(102.3)	—	627.6	(126.6)	501.0
Income tax expense	180.6	35.3	29.3	(38.6)	—	206.6	(43.5)	163.1

Segment income	$386.2	$50.4	$48.1	$(63.7)	$—	$421.0	$(83.1)	$337.9

Identifiable assets	$26,255.4	$754.7	$832.1	$359.4	$(949.1)	$27,252.5	$—	$27,252.5

Depreciation and amortization	$(26.8)	$87.2	$(19.5)	$3.5	$—	$44.4	$17.5	$61.9

Purchase of premises and equipment, net	$21.1	$18.3	$1.5	$3.7	$—	$44.6	$—	$44.6

Return on Average Equity	17.76%	17.60%	18.96%					13.91%

	Year Ended December 31, 2000 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Reclassifications/ Eliminations	Sub-total	Excluded Charges	Consolidated Income Before Accounting Change
Net Interest Income	$679.2	$(2.8)	$21.4	$(24.8)	$—	$673.0	$—	$673.0
Fees—unaffiliated customers	260.7	542.5	175.0	3.9	0.1	982.2	(50.6)	931.6
Fees—affiliated customers	21.9	64.0	14.2	0.1	(100.2)	—	—	—

Total revenue	961.8	603.7	210.6	(20.8)	(100.1)	1,655.2	(50.6)	1,604.6
Expenses—unaffiliated customers	418.9	495.4	105.5	54.3	(3.2)	1,070.9	33.0	1,103.9
Expenses—affiliated customers	61.9	8.6	28.3	(1.9)	(96.9)	—	—	—

Total expenses	480.8	504.0	133.8	52.4	(100.1)	1,070.9	33.0	1,103.9
Provision for loan and lease losses	29.9	—	0.5	—	—	30.4	—	30.4

Income before taxes	451.1	99.7	76.3	(73.2)	—	553.9	(83.6)	470.3
Income tax expense	136.6	41.3	30.4	(30.7)	—	177.6	(24.7)	152.9

Segment income	$314.5	$58.4	$45.9	$(42.5)	$—	$376.3	$(58.9)	$317.4

Identifiable assets	$24,872.1	$636.3	$634.4	$241.7	$(309.6)	$26,074.9	$—	$26,074.9

Depreciation and amortization	$(14.3)	$82.4	$(18.7)	$3.4	$—	$52.8	$16.4	$69.2

Purchase of premises and equipment, net	$28.9	$45.9	$2.8	$1.2	$—	$78.8	$—	$78.8

Return on Average Equity	15.90%	22.48%	20.49%					14.78%

Excluded charges in 2002 reflect transition charges related to acquisitions by Metavante.

Excluded charges in 2001 reflect charges related to changes and acquisitions by Metavante, auto lease residual write-downs and charges associated with completing the consolidation of M&I’s banking charters.

Excluded charges in 2000 reflect charges related to Metavante’s IPO, losses from the sale of available for sale investment securities and loans as part of the Corporation’s balance sheet management and charges associated with the consolidation of banking charters.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

24. Condensed Financial Information—Parent Corporation Only

Condensed Balance Sheets

December 31

	2002	2001
Assets
Cash and cash equivalents	$230,042	$258,671
Indebtedness of nonbank affiliates	386,778	396,834
Investments in affiliates:
Banks	2,723,852	2,249,278
Nonbanks	672,493	586,655
Premises and equipment, net	34,739	8,447
Other assets	167,986	120,640

Total assets	$4,215,890	$3,620,525

Liabilities and Shareholders’ Equity
Commercial paper issued	$354,821	$335,342
Other liabilities	199,390	174,015
Long-term borrowings:
7.65% Junior Subordinated Deferrable Interest Debentures due to M&I Capital Trust A	205,411	205,379
Floating Rate Subordinated Debentures due to MVBI Capital Trust	16,188	—
Other	403,412	412,821

Total long-term borrowings	625,011	618,200

Total liabilities	1,179,222	1,127,557
Shareholders’ equity	3,036,668	2,492,968

Total liabilities and shareholders’ equity	$4,215,890	$3,620,525

Scheduled maturities of long-term borrowings are $113,000 in 2003, $1,000 in 2004, $2,458 in 2005, $250,000 in 2006, and $5,585 in 2007. See Note 14 for a description of the junior subordinated debt due to M&I Capital Trust A and the subordinated debenture due to the MVBI Capital Trust. The amount shown for the subordinated debenture due to the MVBI Capital Trust at December 31, 2002, includes $1,374 which is the fair value of an associated interest rate swap designated as a cash flow hedge.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Condensed Statements of Income

Years Ended December 31

	2002	2001	2000
Income:
Cash dividends:
Bank affiliates	$573,322	$345,900	$117,812
Nonbank affiliates	44,553	75,713	22,961
Interest from affiliates	16,918	19,978	30,320
Data processing income	—	—	304,365
Service fees and other	63,916	57,632	67,794

Total income	698,709	499,223	543,252
Expense:
Interest	38,493	43,758	57,409
Salaries and employee benefits	39,234	46,018	186,075
Administrative and general	35,753	36,411	128,653
Single Charter	—	4,695	2,960

Total expense	113,480	130,882	375,097
Income before income taxes, cumulative effect of changes in accounting principles and equity in undistributed net income of affiliates	585,229	368,341	168,155
Provision for income taxes	(9,255)	(17,800)	10,893

Income before cumulative effect of changes in accounting principles and equity in undistributed net income of affiliates	594,484	386,141	157,262
Cumulative effect of changes in accounting principles, net of income taxes	—	—	(2,279)

Income before equity in undistributed net income of affiliates	594,484	386,141	154,983
Equity in undistributed net income of affiliates, net of dividends paid:
Banks	(153,140)	(16,724)	113,368
Nonbanks	38,983	(31,932)	46,772

Net income	$480,327	$337,485	$315,123

Notes to Consolidated Financial Statements—(Continued)

December 31, 2002, 2001, and 2000 ($000 except share data)

Condensed Statements of Cash Flows

Years Ended December 31

	2002	2001	2000
Cash Flows From Operating Activities:
Net income	$480,327	$337,485	$315,123
Noncash items included in income:
Equity in undistributed net income of affiliates	114,157	48,656	(160,140)
Depreciation and amortization	4,633	4,691	35,526
Other	43,765	20,399	(26,682)

Net cash provided by operating activities	642,882	411,231	163,827

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	(3,162,784)	(3,207,948)	(1,906,477)
Decreases in indebtedness of affiliates	3,172,852	3,114,987	2,125,433
Increases in investments in affiliates	(44,662)	(24,600)	(36,177)
Net capital expenditures	(1,374)	(3,376)	(19,500)
Acquisitions accounted for as purchases, net of cash and cash equivalents acquired	(303,344)	35,018	—
Other	(10,030)	(9)	(5,993)

Net cash (used in) provided by investing activities	(349,342)	(85,928)	157,286

Cash Flows From Financing Activities:
Dividends paid	(136,955)	(122,777)	(111,379)
Proceeds from issuance of commercial paper	4,662,909	3,472,573	3,190,712
Principal payments on commercial paper	(4,657,700)	(3,499,459)	(3,115,064)
Proceeds from issuance of long-term borrowings	38,959	250,000	1,000
Payments of long-term borrowings	(79,453)	(67,950)	(23,561)
Purchases of common stock	(165,116)	(267,438)	(156,319)
Proceeds from the issuance of common stock	15,187	23,630	5,241
Other	—	(691)	(113)

Net cash used in financing activities	(322,169)	(212,112)	(209,483)

Net (decrease) increase in cash and cash equivalents	(28,629)	113,191	111,630
Cash and cash equivalents, beginning of year	258,671	145,480	33,850

Cash and cash equivalents, end of year	$230,042	$258,671	$145,480

On July 1, 2000, the Corporation contributed certain assets and liabilities of its Data Services division as well as its investment in two related nonbank subsidiaries into a new subsidiary, Metavante Corporation, and contributed the remainder of the division’s assets and liabilities (consisting of the payment services or item processing business) to its banking support subsidiary. These are noncash transactions for purposes of the Condensed Statements of Cash Flows.

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2002 and 2001. Per share data for prior periods has been restated for the 2002 two-for-one stock split.

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2002
Total Interest Income	$404,013	$392,773	$390,143	$380,407
Net Interest Income	263,222	252,801	249,998	240,277
Provision for Loan and Lease Losses	23,398	18,842	16,980	15,196
Income before Income Taxes	189,031	179,926	179,159	170,476
Net Income	125,035	119,236	120,427	115,629
Net Income Per Share:*
Basic	$0.56	$0.56	$0.56	$0.55
Diluted	0.55	0.54	0.54	0.53
2001
Total Interest Income	$401,974	$423,252	$431,447	$452,434
Net Interest Income	237,288	218,478	201,234	185,779
Provision for Loan and Lease Losses	20,109	12,206	10,737	11,063
Income before Income Taxes and Change in Accounting	162,168	122,158	85,818	130,901
Income before Change in Accounting	108,321	83,315	59,683	86,602
Change in Accounting, Net of Income Taxes	—	—	—	(436)
Net Income	108,321	83,315	59,683	86,166
Net Income Per Share:*
Basic Before Change in Accounting	$0.51	$0.39	$0.28	$0.41
Basic	0.51	0.39	0.28	0.41
Diluted Before Change in Accounting	0.49	0.38	0.28	0.40
Diluted	0.49	0.38	0.28	0.40

	2002	2001	2000	1999	1998
Common Dividends Declared
First Quarter	$0.145	$0.1325	$0.1200	$0.110	$0.100
Second Quarter	0.160	0.1450	0.1325	0.120	0.110
Third Quarter	0.160	0.1450	0.1325	0.120	0.110
Fourth Quarter	0.160	0.1450	0.1325	0.120	0.110

	$0.625	$0.5675	$0.5175	$0.470	$0.430

*May	not add due to rounding

Price Range of Stock

(Low and High Close—Restated for 2002 Two-for-One Stock Split)

	2002	2001	2000	1999	1998
First Quarter
Low	$28.90	$24.02	$21.94	$27.69	$26.63
High	31.68	27.60	30.22	29.63	29.75
Second Quarter
Low	29.52	24.46	20.76	27.38	25.22
High	31.96	27.18	27.66	35.97	30.81
Third Quarter
Low	25.69	25.50	21.78	27.94	22.00
High	30.97	29.78	25.81	34.88	29.50
Fourth Quarter
Low	23.25	26.33	19.31	28.91	20.25
High	29.20	32.06	25.75	34.66	29.22

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the accompanying consolidated balance sheet of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Marshall & Ilsley Corporation as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 17, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Corporation changed its method of accounting for derivative instruments.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

January 15, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K. See also the notice regarding the consent of Arthur Andersen LLP in Item 1, Business.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Marshall & Ilsley Corporation:

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Milwaukee, Wisconsin

January 17, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 6, 2002, M&I dismissed Arthur Andersen LLP as its independent public accountants and appointed Deloitte & Touche LLP as its new independent accountants. The decision to dismiss Arthur Andersen and to retain Deloitte & Touche was approved by the Audit Committee.

Arthur Andersen’s reports on M&I’s consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During M&I’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through May 6, 2002, there were no disagreements between M&I and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within M&I’s two most recent fiscal years ended December 31, 2001 and the subsequent interim period through May 6, 2002.

M&I provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen’s letter, dated May 6, 2002, stating their agreement with these statements is attached as Exhibit 16 to M&I’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2002, which is incorporated herein by reference.

During M&I’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through May 6, 2002, M&I did not consult with Deloitte & Touche regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, except for information as to executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 14. CONTROLS AND PROCEDURES

M&I maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, M&I carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer of M&I, of the effectiveness of the design and operation of M&I’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer of M&I concluded that M&I’s disclosure controls and procedures are effective.

There have been no significant changes in M&I’s internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

Consolidated Financial Statements:

Balance Sheets—December 31, 2002 and 2001

Statements of Income—years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows—years ended December 31, 2002, 2001 and 2000

Statements of Shareholders’ Equity—years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Quarterly Financial Information (Unaudited)

Independent Auditors’ Report

Report of Independent Public Accountants

2. Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

3. Exhibits

See Index to Exhibits of this Form 10-K which is incorporated herein by reference. Shareholders may obtain a copy of any Exhibit free of charge by calling M&I’s Shareholder Information Line at 1-800-318-0208.

(b)	Reports on Form 8-K

On October 2, 2002, M&I reported Items 5 and 7 in a Current Report on Form 8-K in connection with the completion of the merger with Mississippi Valley Bancshares, Inc. on October 1, 2002. An Exhibit in the Form 8-K consists of a Press Release dated October 1, 2002. No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION

By:	/S/ DENNIS J. KUESTER
Dennis J. Kuester Chief Executive Officer, President and a Director
Date: March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ MARK F. FURLONG
Mark F. Furlong Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 10, 2003

/S/ PATRICIA R. JUSTILIANO
Patricia R. Justiliano Senior Vice President and Corporate Controller (Principal Accounting Officer)
Date: March 10, 2003

Directors:	Richard A. Abdoo, David L. Andreas, Andrew N. Baur, Wendell F. Bueche, Jon F. Chait, Timothy E. Hoeksema, Bruce E. Jacobs, Donald R. Johnson, Ted D. Kellner, Dennis J. Kuester, Katharine C. Lyall, John A. Mellowes, Edward L. Meyer, Jr., Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, Robert A. Schaefer, John S. Shiely, James A. Urdan, George E. Wardeberg and James B. Wigdale.

By:	/S/ RANDALL J. ERICKSON
Randall J. Erickson As Attorney-In-Fact*

Date: March 10, 2003

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

CERTIFICATION

I, Dennis J. Kuester, Chief Executive Officer and President of Marshall & Ilsley Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Marshall & Ilsley Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/S/ DENNIS J. KUESTER
Dennis J. Kuester Chief Executive Officer, President and Director

CERTIFICATION

I, Mark F. Furlong, Executive Vice President and Chief Financial Officer of Marshall & Ilsley Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Marshall & Ilsley Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/S/ MARK F. FURLONG
Mark F. Furlong Executive Vice President and Chief Financial Officer

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 14(a)3)

ITEM

(3)	(a)	Restated Articles of Incorporation, as amended, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, SEC File No. 1-15403

	(b)	By-laws, as amended, incorporated by reference to M&I’s Current Report on Form 8-K dated August 30, 2002, SEC File No. 1-15403

(4)		Instruments defining the rights of security holders, including indentures†

(10)	(a)	M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 1-15403*

(b)

Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

(c)

1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by
M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File
No. 1-15403*

	(d)	Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 1-15403*

	(e)	Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 1-15403*

(f)

Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 1-15403*

	(g)	Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I’s Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 1-15403*

(h)

Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I’s Registration Statement on Form S-8 (Reg. No. 33-53897)*

	(i)	Valley Bancorporation 1992 Outside Directors’ Stock Option Plan, incorporated by reference to the Valley 1992 Proxy Statement*

	(j)	Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 1997 Annual Meeting of Shareholders*

	(k)	Marshall & Ilsley Corporation Executive Deferred Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

(l)

Deferred Compensation Trust II between Marshall & Ilsley Corporation and Marshall & Ilsley Trust Company, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

(m)	Marshall & Ilsley Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to M&I’s Proxy Statement for the 1997 Annual Meeting of Shareholders*

(n)

Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

(o)	Security Capital Corporation 1993 Incentive Stock Option Plan, incorporated by reference to M&I’s Registration Statement on Form S-8 (Reg. No. 333-36909)*

(p)

Security Bank S.S.B. Deferred Compensation Plans for Key Executive Officers and Directors, incorporated by reference to Security Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 33-68982)*

(q)	Security Bank S.S.B. Supplemental Pension Plan, incorporated by reference to Security Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 33-68982)*

(r)	Directors Deferred Compensation Plan, incorporated by reference to M&I’s Proxy Statement for the 1998 Annual Meeting of Shareholders*

(s)

Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

(t)

Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

(u)

Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

(v)	Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 2000 Annual Meeting of Shareholders*

(w)

Form of Change of Control Agreements between M&I and Messrs. Wigdale, Kuester, Bolger and Delgadillo, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(x)

Form of Change of Control Agreements between M&I and Ms. Justiliano and Messrs. O’Neill, Renard, Roberts, Root, Williams and Wilson, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(y)

Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(z)

Change of Control Agreement, dated April 16, 2001, between M&I and Mr. Furlong, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-15403*

(aa)

Letter Agreement and Consulting and Noncompetition Agreement, dated October 18, 2001, between M&I and Mr. Andreas, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-15403*

(bb)

Change of Control Agreement, dated January 10, 2001, between M&I and Mr. Hogan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-15403*

	(cc)	Change of Control Agreement, dated May 20, 2002, between M&I and Ms. Maas, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-15403*

(dd)

Change of Control Agreement, dated May 31, 2002, between M&I and Mr. Erickson, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-15403*

(ee)

Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to the Registration Statement on Form S-8 of Mississippi Valley Bancshares, Inc. (Reg. No. 333-47124)*

(ff)

Letter Agreement, dated June 17, 2002, between M&I Marshall & Ilsley Bank and Andrew N. Baur and Noncompete Agreement, dated June 17, 2002, between M&I and Andrew N. Baur, incorporated by reference to M&I’s Registration Statement on Form S-4 (Reg. No. 333-92472)*

	(gg)	Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I’s Proxy Statement for the 2003 Annual Meeting of Shareholders*

	(hh)	Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 2003 Annual Meeting of Shareholders*

(ii)

Acquisition Agreement, dated December 30, 2002, by and among Eagle Capital, LLC, M&I and Mississippi Valley Capital Company (“MVCC”) and First Amendment to Acquisition Agreement, dated January 30, 2003, by and among Eagle Capital, LLC, M&I and MVCC

(11)		Computation of Net Income Per Common Share, incorporated by reference to Note 3 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements

(12)		Computation of Ratio of Earnings to Fixed Charges

(14)		Code of Business Conduct and Ethics

(16)		Letter of Arthur Andersen LLP regarding change in certifying accountant, incorporated by reference to M&I’s Current Report on Form 8-K dated May 6, 2002, SEC File No. 1-15403

(21)		Subsidiaries

(23)	(a)	Consent of Deloitte & Touche LLP

	(b)	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933, as amended)

(24)		Powers of Attorney

(99)	(a)	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

	(b)	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

†	The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of M&I does not exceed 10% of the total assets of M&I and its subsidiaries on a consolidated basis. M&I agrees to furnish to the Commission upon request a copy of any such instrument.
*	Management contract or compensatory plan or arrangement.