Form 10-Q
period 2003-03-31
MARSHALL & ILSLEY CORP/WI/
filed 2003-05-14
CIK 62741

============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            April 30, 2003
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   226,676,936

============================================================================

                        PART I - FINANCIAL INFORMATION

 ITEM 1.      FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                                     March 31,   December 31,    March 31,
                                                                       2003          2002          2002
                                                                  ------------- ------------- -------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                        $     957,805 $   1,012,090 $     714,372
  Federal funds sold and security resale agreements                     11,045        30,117        64,368
  Money market funds                                                   185,551       104,325     1,116,767
                                                                  ------------- ------------- -------------
Total cash and cash equivalents                                      1,154,401     1,146,532     1,895,507

Investment securities:
  Trading securities, at market value                                   22,245        21,252         7,350
  Short-term investments, at cost which approximates market value       77,945        93,851        47,775
  Available for sale at market value                                 4,355,890     4,266,372     3,229,268
  Held to maturity at amortized cost, market value $980,528
    ($993,937 December 31, and $1,035,696 March 31, 2002)              921,662       942,819     1,010,677
                                                                  ------------- ------------- -------------
Total investment securities                                          5,377,742     5,324,294     4,295,070

Loans and leases
  Mortgage loans held for sale                                         221,812       311,077        87,718
  Loans and leases, net of unearned income                          23,977,886    23,597,769    20,197,194
                                                                  ------------- ------------- -------------
Total loans and leases, net of unearned income                      24,199,698    23,908,846    20,284,912
  Less: Allowance for loan and lease losses                            338,253       338,409       284,179
                                                                  ------------- ------------- -------------
Net loans and leases                                                23,861,445    23,570,437    20,000,733

Premises and equipment                                                 438,820       442,395       416,547
Goodwill and other intangibles                                       1,093,868     1,088,804       729,705
Accrued interest and other assets                                    1,322,396     1,302,180     1,221,668
                                                                  ------------- ------------- -------------
Total Assets                                                     $  33,248,672 $  32,874,642 $  28,559,230
                                                                  ============= ============= =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                            $   4,278,218 $   4,461,880 $   3,381,636
  Interest bearing                                                  17,047,956    15,931,826    14,447,074
                                                                  ------------- ------------- -------------
Total deposits                                                      21,326,174    20,393,706    17,828,710

Funds purchased and security repurchase agreements                   3,730,611       946,583     3,404,461
Other short-term borrowings                                          1,780,463     4,335,213     2,205,009
Accrued expenses and other liabilities                               1,010,058     1,067,120       875,085
Long-term borrowings                                                 2,272,324     3,095,352     1,523,175
                                                                  ------------- ------------- -------------
Total liabilities                                                   30,119,630    29,837,974    25,836,440

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value;
    336,370 shares issued March 31, 2002                                    --            --           336
  Common stock, $1.00 par value; 240,832,522 shares issued
    (120,416,261 March 31, 2002)                                       240,833       240,833       120,416
  Additional paid-in capital                                           566,004       569,162       877,577
  Retained earnings                                                  2,767,034     2,675,148     2,416,242
  Accumulated other comprehensive income, net of related taxes         (50,209)      (44,427)       41,793
  Less: Treasury common stock, at cost: 14,296,874 shares
        (14,599,565 December 31, and 13,946,539 March 31, 2002)        373,959       381,878       712,590
        Deferred compensation                                           20,661        22,170        20,984
                                                                  ------------- ------------- -------------
Total shareholders' equity                                           3,129,042     3,036,668     2,722,790
                                                                  ------------- ------------- -------------
Total Liabilities and Shareholders' Equity                       $  33,248,672 $  32,874,642 $  28,559,230
                                                                  ============= ============= =============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                        2003         2002
                                                                   ------------- -------------
Interest income
---------------
  Loans and leases                                                $     330,185 $     309,982
  Investment securities:
    Taxable                                                              45,819        50,767
    Exempt from federal income taxes                                     14,787        15,156
  Trading securities                                                         64            59
  Short-term investments                                                    734         4,443
                                                                   ------------- -------------
Total interest income                                                   391,589       380,407

Interest expense
----------------
  Deposits                                                               62,827        70,915
  Short-term borrowings                                                  22,050        38,853
  Long-term borrowings                                                   42,227        30,362
                                                                   ------------- -------------
Total interest expense                                                  127,104       140,130

Net interest income                                                     264,485       240,277
Provision for loan and lease losses                                      25,692        15,196
                                                                   ------------- -------------
Net interest income after provision for loan and lease losses           238,793       225,081

Other income
------------
  Data processing services:
    e-Finance solutions                                                  40,209        33,807
    Financial technology solutions                                      116,879       111,210
    Other                                                                    --             2
                                                                   ------------- -------------
  Total data processing services                                        157,088       145,019
  Item processing                                                        10,274        10,336
  Trust services                                                         30,040        30,979
  Service charges on deposits                                            26,238        25,574
  Mortgage banking                                                       17,528         9,376
  Net investment securities gains (losses)                                1,569          (745)
  Life insurance revenue                                                  7,243         7,331
  Other                                                                  40,452        31,131
                                                                   ------------- -------------
Total other income                                                      290,432       259,001

Other expense
-------------
  Salaries and employee benefits                                        197,225       179,486
  Net occupancy                                                          18,635        17,090
  Equipment                                                              28,697        28,487
  Software expenses                                                      10,310        12,591
  Processing charges                                                     12,018         9,586
  Supplies and printing                                                   5,254         4,713
  Professional services                                                  10,696         9,795
  Shipping and handling                                                  13,953        12,054
  Amortization of intangibles                                             6,919         4,299
  Other                                                                  31,884        35,505
                                                                   ------------- -------------
Total other expense                                                     335,591       313,606
                                                                   ------------- -------------
Income before income taxes                                              193,634       170,476
Provision for income taxes                                               65,604        54,847
                                                                   ------------- -------------
Net income                                                        $     128,030 $     115,629
                                                                   ============= =============

Net income per common share
  Basic                                                           $        0.57 $        0.55
  Diluted                                                                  0.56          0.53

Dividends paid per common share                                   $       0.160 $       0.145

Weighted average common shares outstanding:
  Basic                                                                 226,225       209,626
  Diluted                                                               227,774       219,541

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      ($000's)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                        2003         2002
                                                                   ------------- -------------
Net Cash Provided by Operating Activities                         $     214,673 $     427,929

Cash Flows From Investing Activities:
  Proceeds from sales of securities available for sale                    7,049         1,167
  Proceeds from maturities of securities available for sale             713,537       492,575
  Proceeds from maturities of securities held to maturity                21,111        19,529
  Purchases of securities available for sale                           (832,039)     (166,103)
  Net increase in loans                                                (469,376)     (606,725)
  Purchases of assets to be leased                                     (162,816)      (38,563)
  Principal payments on lease receivables                               210,290       103,239
  Fixed asset purchases, net                                            (13,915)       (6,400)
  Purchase acquisitions, net of cash equivalents acquired                (3,541)       (7,853)
  Other                                                                   4,854         2,632
                                                                   ------------- -------------
Net cash used in investing activities                                  (524,846)     (206,502)

Cash Flows From Financing Activities:
  Net increase in deposits                                              929,955       526,930
  Proceeds from issuance of commercial paper                          1,735,063       928,180
  Payments for maturity of commercial paper                          (1,763,649)     (928,845)
  Net increase in other short-term borrowings                          (320,939)     (283,418)
  Proceeds from issuance of long-term debt                                  392       200,300
  Payments of long-term debt                                           (231,673)     (259,561)
  Dividends paid                                                        (36,145)      (31,164)
  Purchases of treasury stock                                                --       (48,492)
  Other                                                                   5,038         6,385
                                                                   ------------- -------------
Net cash provided by financing activities                               318,042       110,315
                                                                   ------------- -------------
Net increase in cash and cash equivalents                                 7,869       331,742

Cash and cash equivalents, beginning of year                          1,146,532     1,563,765
                                                                   ------------- -------------
Cash and cash equivalents, end of period                          $   1,154,401 $   1,895,507
                                                                   ============= =============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                      $     148,833 $     151,744
    Income taxes                                                         18,886        10,340

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2003 & 2002 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2002 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2002 consolidated financial statements and analyses have been reclassified to conform with the 2003 presentation.

       Common stock per share and average share information have been restated for the 2-for-1 stock split effected in the form of a 100% stock dividend for reporting periods prior to the effective date of June 17, 2002.

  2.   New Accounting Pronouncements

       In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activity initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to the initial application of SFAS
       146. The Corporation had no exit or disposal activities during the first quarter of 2003.

       In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Loan commitments and commercial letters of credit are excluded from the scope of this Interpretation. The Corporation already records as a liability the premium received from the issuance of a standby letter of credit and amortizes that liability into earnings as the Corporation is released from risk which is generally the term of the guarantee. As a result, the impact of this statement on the consolidated financial statements of the Corporation is not material.

       Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party. Standby letters of credit are issued to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities which generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit.
       The gross amount of standby letters of credit issued at March 31, 2003 was $1.0 billion. Of the amount outstanding at March 31, 2003, standby letters of credit conveyed to others in the form of participations amounted to $60.0 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At March 31, 2003, the estimated fair value associated with letters of credit amounted to $3.0 million.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2003 & 2002 (Unaudited)

       In January 2003, the FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This Interpretation addresses consolidation by business enterprises of variable interest entities. Under current practice, entities generally have been included in consolidated financial statements because they are controlled through voting interests. This Interpretation explains how to identify variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Transferors to qualifying special purpose entities (QSPEs) and "grandfathered" QSPEs subject to the reporting requirements of SFAS 140 are outside the scope of FIN 46 and do not consolidate those entities. FIN 46 also requires certain disclosures by the primary beneficiary of a variable interest entity or an entity that holds a significant variable interest in a variable interest entity.

       FIN 46 is applicable for all entities with variable interests in variable interest entities created after January 31, 2003 immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of FIN 46 no later than the beginning of the first interim reporting period beginning after June 15, 2003.

       The Corporation does not believe FIN 46 impacts its consolidated financial statements because its financial asset transfers are generally to QSPEs or to entities in which the Corporation does not hold a significant variable interest. For additional discussion on the Corporation's asset sales and securitization activities see Note 7 and the discussion of critical accounting policies contained in Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations.

  3.   Comprehensive Income

       The following tables present the Corporation's comprehensive income $000's):

                                                   Three Months Ended March 31, 2003
                                                ----------------------------------------
                                                  Before-Tax   Tax (Expense)  Net-of-Tax
                                                    Amount        Benefit       Amount
                                                -------------- ------------ ------------
Net income                                                                 $    128,030

Other comprehensive income:

  Unrealized gains (losses) on securities:
    Arising during the period                  $     (11,807) $      4,135       (7,672)
    Reclassification for securities
      transactions included in net income             (1,675)          586       (1,089)
                                                -------------- ------------ ------------
        Unrealized gains (losses)                    (13,482)        4,721       (8,761)

Net gains (losses) on derivatives
  hedging variability of cash flows:
  Arising during the period                          (10,484)        3,669       (6,815)
  Reclassification adjustments for
    hedging activities included in net income         15,067        (5,273)       9,794
                                                -------------- ------------ ------------
        Net gains (losses)                     $       4,583  $     (1,604)       2,979
                                                -------------- ------------ ------------
Other comprehensive income (loss)                                                (5,782)
                                                                            ------------
Total comprehensive income (loss)                                          $    122,248
                                                                            ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2003 & 2002 (Unaudited)

                                                   Three Months Ended March 31, 2002
                                                ----------------------------------------
                                                  Before-Tax   Tax (Expense)  Net-of-Tax
                                                    Amount        Benefit       Amount
                                                -------------- ------------ ------------
Net income                                                                 $    115,629

Other comprehensive income:

  Unrealized gains (losses) on securities:
    Arising during the period                  $     (14,371) $      4,846       (9,525)
    Reclassification for securities
      transactions included in net income                 --            --           --
                                                -------------- ------------ ------------
        Unrealized gains (losses)                    (14,371)        4,846       (9,525)

Net gains (losses) on derivatives
  hedging variability of cash flows:
Adoption of SFAS 133
  Arising during the period                            6,566        (2,298)       4,268
  Reclassification adjustments for
    hedging activities included in net income          9,924        (3,474)       6,450
                                                -------------- ------------ ------------
        Net gains (losses)                     $      16,490  $     (5,772)      10,718
                                                -------------- ------------ ------------
Other comprehensive income (loss)                                                 1,193
                                                                            ------------
Total comprehensive income (loss)                                          $    116,822
                                                                            ============

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                   Three Months Ended March 31, 2003
                                              ------------------------------------------
                                                  Income     Average Shares   Per Share
                                               (Numerator)   (Denominator)     Amount
                                              -------------- --------------- -----------
Basic Earnings Per Share
  Income Available to Common Shareholders    $     128,030         226,225  $       0.57
                                                                             ============
Effect of Dilutive Securities
  Stock Options and Restricted Stock Plans              --           1,549
                                              -------------  --------------
Diluted Earnings Per Share

  Income Available to Common Shareholders    $     128,030         227,774  $       0.56
                                                                             ============

                                                   Three Months Ended March 31, 2002
                                              ------------------------------------------
                                                  Income     Average Shares   Per Share
                                               (Numerator)   (Denominator)     Amount
                                              -------------- --------------- -----------
Net Income                                   $     115,629
Convertible Preferred Dividends                     (1,115)
                                              -------------
Basic Earnings Per Share
  Income Available to Common Shareholders    $     114,514         209,626  $       0.55
                                                                             ============
Effect of Dilutive Securities
  Convertible Preferred Stock                        1,115           7,688
  Stock Options and Restricted Stock Plans              --           2,227
                                              -------------  --------------
Diluted Earnings Per Share
  Income Available to Common Shareholders
    Plus Assumed Conversions                 $     115,629         219,541  $       0.53
                                                                             ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2003 & 2002 (Unaudited)

       Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares are as follows:

                                     Three months ended March 31,
                              ---------------------------------------
                                      2003                2002
                              ------------------  -------------------
               Shares             11,903,950           6,445,128

               Price Range    $26.875 - $33.938    $28.457 - $33.938

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

       The largest difference between SFAS 123 and APBO 25 as they relate to the Corporation is the amount of compensation cost attributable to the Corporation's fixed stock option plans and employee stock purchase plan
       (ESPP). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount (15%) and the plan meets the definition of a qualified plan of the Internal Revenue Code and meets the requirements of APBO 25. Under SFAS 123 the safe-harbor discount threshold is 5% for a plan to be non-compensatory. SFAS 123 compensation cost would equal the initial discount (15% of beginning of plan period price per share) plus the value of a one year call option on 85% of a share of stock for each share purchased.

       As permitted by SFAS 123, the Corporation continues to measure compensation cost for such plans using the accounting method prescribed by APBO 25.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2003 & 2002 (Unaudited)

       Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                     Three months ended
                                                          March 31,
                                                 -------------------------
                                                      2003          2002
                                                 ------------  ------------
Net Income, as reported                         $    128,030  $    115,629
Add:  Stock-based employee compensation expense
      included in reported net income, net of tax      1,018           898

Less: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax               (5,530)       (5,295)
                                                 ------------  ------------
Pro forma net income                            $    123,518  $    111,232
                                                 ============  ============
Basic earnings per share:
      As reported                               $       0.57  $       0.55
      Pro forma                                         0.55          0.53

Diluted earnings per share:
      As reported                               $       0.56  $       0.53
      Pro forma                                         0.54          0.51

  5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                 March 31,      December 31,     March 31,
                                                    2003            2002            2002
                                              --------------- --------------- ---------------
Investment securities available for sale:
  U.S. treasury and government agencies      $     3,384,400 $     3,266,144 $     2,125,690
  State and political subdivisions                   267,376         265,470         230,099
  Mortgage backed securities                         179,992         162,268         229,687
  Other                                              524,122         572,490         643,792
                                              --------------- --------------- ---------------
Total                                        $     4,355,890 $     4,266,372 $     3,229,268
                                              =============== =============== ===============

Investment securities held to maturity:
  U.S. government agencies                   $            30 $            30 $            --
  State and political subdivisions                   918,604         939,158       1,007,140
  Other                                                3,028           3,631           3,537
                                              --------------- --------------- ---------------
    Total investment securities              $       921,662 $       942,819 $     1,010,677
                                              =============== =============== ===============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2003 & 2002 (Unaudited)

  6. The Corporation's loan and lease portfolio, including mortgage loans held for sale, consists of the following ($000's):

                                                 March 31,      December 31,     March 31,
                                                    2003            2002            2002
                                              --------------- --------------- ---------------
Commercial, financial and agricultural       $     7,009,023 $     6,867,091 $     6,106,708
Cash flow hedging instruments at fair value            2,644            4,423           9,205
                                              --------------- --------------- ---------------
Total commercial, financial and agricultural       7,011,667        6,871,514       6,115,913

Real estate:
  Construction                                     1,150,770        1,058,144         784,532
  Residential mortgage                             6,745,651        6,758,650       5,879,668
  Commercial mortgage                              6,754,730        6,586,332       5,426,945
                                              --------------- --------------- ---------------
Total real estate                                 14,651,151       14,403,126      12,091,145

Personal                                           1,804,091        1,852,202       1,165,470
Lease financing                                      732,789          782,004         912,384
                                              --------------- --------------- ---------------
    Total loans and leases                   $    24,199,698 $     23,908,846 $    20,284,912
                                              =============== =============== ===============

  7.   Sale of Receivables

       During the first quarter of 2003, $161.8 million of automobile loans were sold in securitization transactions. Gains of $2.3 million were recognized and is reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations in the current quarter amounted to $1.8 million.

       Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the first quarter were as follows (rate per annum):

         Prepayment speed (CPR)                                   18-42 %
         Weighted average life (in months)                         19.9
         Expected credit losses (based on original balance)   0.15-0.50 %
         Residual cash flow discount rate                          12.0 %
         Variable returns to transferees                      Forward one month LIBOR yield curve

       At March 31, 2003, securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

                                                          Securitized   Portfolio     Managed
                                                          -----------  -----------  -----------
         Loan balances                                   $   776,524  $   128,289  $   904,813
         Principal amounts of loans 60 days or more past         698          240          938
         Net credit losses year to date                          613           67          680

  8.   Goodwill and Other Intangibles:

       The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (dollars in thousands):

                                                 Banking        Metavante         Others          Total
                                              -------------   -------------   -------------   -------------
Goodwill balance as of January 1, 2003       $     801,977   $     136,672   $       4,687   $     943,336
Goodwill acquired during the period                     --              --              --              --
Purchase accounting adjustments                      7,881           3,541              --          11,422
                                              -------------   -------------   -------------   -------------
Goodwill balance as of March 31, 2003        $     809,858   $     140,213   $       4,687   $     954,758
                                              =============   =============   =============   =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2003 & 2002 (Unaudited)

       Purchase accounting adjustments for the banking segment in the first quarter of 2003 were primarily due to the adjustments required to be made to the initial estimates of fair value for the loans acquired and the deposits and borrowings assumed in the acquisition of Mississippi Valley Bancshares, Inc. Upon conversion to the M&I systems, the final valuations were completed.

       Purchase accounting adjustments for Metavante in the first quarter of 2003, represent the net effect of additional contingent consideration paid as a result of revenue targets being achieved, offset by the return of consideration placed in escrow associated with acquisitions completed in 2001.

       At March 31, 2003, the Corporation's other intangible assets consisted of the following (dollars in thousands):

                                                                              March 31, 2003
                                                              ---------------------------------------------
                                                                  Gross            Accum-           Net
                                                                 Carrying          ulated         Carrying
                                                                  Amount            Amort          Value
                                                              -------------   -------------   -------------
Other intangible assets:
  Core deposit intangible                                    $     161,028   $      53,659   $     107,369
  Data processing contract rights/customer lists                    33,809          10,386          23,423
  Trust customers                                                      750              81             669
  Tradename                                                          2,500             417           2,083
                                                              -------------   -------------   -------------
                                                             $     198,087   $      64,543   $     133,544
                                                              =============   =============   =============
Mortgage loan servicing rights                               $      38,501   $      32,935   $       5,566
                                                              =============   =============   =============

  9.   The Corporation's deposit liabilities consists of the following ($000's):

                                                 March 31,      December 31,     March 31,
                                                    2003            2002            2002
                                              --------------- --------------- ---------------
Noninterest bearing demand                   $     4,278,218 $     4,461,880 $     3,381,636

Savings and NOW                                    9,265,264       9,225,899       8,171,884
CD's $100,000 and over                             3,279,520       2,793,793       1,891,344
Cash flow hedge-Institutional CDs                     19,714          18,330              --
                                              --------------- --------------- ---------------
  Total CD's $100,000 and over                     3,299,234       2,812,123       1,891,344
Other time deposits                                2,853,089       2,979,502       2,914,585
Foreign deposits                                   1,630,369         914,302       1,469,261
                                              --------------- --------------- ---------------
    Total deposits                           $    21,326,174 $    20,393,706 $    17,828,710
                                              =============== =============== ===============

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

       At March 31, 2003, interest rate swaps designated as trading consisted of $852.3 million in notional amount of receive fixed/pay floating with an aggregate positive fair value of $13.6 million and $598.2 million in notional amount of pay fixed/receive floating with an aggregate negative fair value of $10.2 million.

       At March 31, 2003, the notional value of interest rate futures designated as trading was $1.8 billion with a negative fair value of $0.2 million.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2003 & 2002 (Unaudited)

       Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

       Hedging Instruments
       -------------------
       The following table presents information with respect to the Corporation's fair value hedges.

Fair Value Hedges
March 31, 2003                                                                   Weighted
                                                     Notional        Fair        Average
         Hedged                  Hedging              Amount        Value       Remaining
          Item                  Instrument          ($ in mil)    ($ in mil)    Term (Yrs)
-------------------------  --------------------   ------------- ------------- ------------
Callable CDs                Receive Fixed Swap   $       234.0 $        (0.4)         6.6

Medium Term Notes           Receive Fixed Swap           196.4          16.9          3.6

       For the three months ended March 31, 2003, the impact from fair value hedges to net interest income was a positive $6.6 million.

       The following table presents information with respect to the Corporation's cash flow hedges.

Cash Flow Hedges
March 31, 2003                                                                  Weighted
                                                     Notional        Fair        Average
         Hedged                  Hedging              Amount        Value       Remaining
          Item                  Instrument          ($ in mil)    ($ in mil)    Term (Yrs)
-------------------------  --------------------   ------------- ------------- ------------
Variable Rate Loans         Receive Fixed Swap   $       125.0 $         2.6          0.5

Institutional CDs             Pay Fixed Swap             820.0         (19.7)         1.9

Fed Funds Purchased           Pay Fixed Swap             860.0         (46.6)         2.1

FHLB Advances                 Pay Fixed Swap             610.0         (53.5)         3.9

Long-Term Borrowings          Pay Fixed Swap              15.0          (1.4)         3.3

       For the three months ended March 31, 2003, the impact from cash flow hedges to net interest income was a negative $17.9 million.

       During the first quarter of 2003, the Corporation terminated the fair value hedge on long-term borrowings. The adjustment to the fair value of the hedged instrument of $35.2 million is being accreted as income into earnings over the expected remaining term of the borrowings using the effective interest method. Also during the quarter, the cash flow hedge on commercial paper was terminated. The $32.6 million in accumulated other comprehensive income at the time of termination is being amortized as expense into earnings in the remaining periods during which the hedged forecasted transaction affects earnings.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2003 & 2002 (Unaudited)

 11.   Segments

       The following represents the Corporation's operating segments as of and for the three months ended March 31, 2003 and 2002. There have not been any changes to the way the Corporation organizes its segments or reports segment financial information. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                               Three Months Ended March 31, 2003
                             ------------------------------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                  ifications                               Consol-
                                                                     Corporate      & Elim-       Sub-       Excluded      idated
                                Banking    Metavante      Others      Overhead      nations      total        Charges      Income
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Revenues:
  Net interest income       $     262.5  $      (1.0) $       7.8  $      (4.8) $        --  $     264.5  $        --  $     264.5
  Fees - Unaffiliated
           customers               91.6        157.1         41.2          0.6         (0.1)       290.4           --        290.4
  Fees - Affiliated
           customers               13.5         16.9          7.2           --        (37.6)          --           --           --
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenues                    367.6        173.0         56.2         (4.2)       (37.7)       554.9           --        554.9

Expenses:
  Expenses - Unaffiliated
               customers          143.1        141.6         30.6         17.3          0.5        333.1          2.5        335.6
  Expenses - Affiliated
               customers           20.8          8.0          9.2          0.2        (38.2)          --           --           --
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total expenses                    163.9        149.6         39.8         17.5        (37.7)       333.1          2.5        335.6
Provision for loan and
 lease losses                      17.6           --          8.1           --           --         25.7           --         25.7
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income before taxes               186.1         23.4          8.3        (21.7)          --        196.1         (2.5)       193.6
Income tax expense                 61.7          9.7          3.7         (8.5)          --         66.6         (1.0)        65.6
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Segment income              $     124.4  $      13.7  $       4.6  $     (13.2) $        --  $     129.5  $      (1.5) $     128.0
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Identifiable assets         $  32,161.9  $     838.2  $     651.7  $     403.3  $    (806.4) $  33,248.7  $        --  $  33,248.7
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Return on average equity           17.5 %       16.8 %        8.1 %                                                           16.8 %
                              ===========  ===========  ===========                                                     ===========

       Metavante's segment income excludes charges for the three months ended March 31, 2003 certain transition expenses associated with the integration of the July 2002 PayTrust, Inc. acquisition which are included in "Excluded Changes."

                                                               Three Months Ended March 31, 2002
                             ------------------------------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                  ifications                               Consol-
                                                                     Corporate      & Elim-       Sub-       Excluded      idated
                                Banking    Metavante      Others      Overhead      nations      total        Charges      Income
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Revenues:
  Net interest income       $     239.7  $      (1.1) $       6.8  $      (5.1) $        --  $     240.3  $        --  $     240.3
  Fees - Unaffiliated
           customers               73.3        145.1         39.6          1.3         (0.3)       259.0           --        259.0
  Fees - Affiliated
           customers               10.2         15.9          5.5           --        (31.6)          --           --           --
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenues                    323.2        159.9         51.9         (3.8)       (31.9)       499.3           --        499.3

Expenses:
  Expenses - Unaffiliated
               customers          124.7        137.7         27.1         24.5         (0.4)       313.6           --        313.6
  Expenses - Affiliated
               customers           17.6          5.4          8.6         (0.1)       (31.5)          --           --           --
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total expenses                    142.3        143.1         35.7         24.4        (31.9)       313.6           --        313.6
Provision for loan and
  lease losses                     14.9           --          0.3           --           --         15.2           --         15.2
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income before taxes               166.0         16.8         15.9        (28.2)          --        170.5           --        170.5
Income tax expense                 52.0          7.0          6.5        (10.6)          --         54.9           --         54.9
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Segment income              $     114.0  $       9.8  $       9.4  $     (17.6) $        --  $     115.6  $        --  $     115.6
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Identifiable assets         $  27,571.6  $     667.9  $     635.4  $     410.5  $    (726.2) $  28,559.2  $        --  $  28,559.2
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Return on average equity           19.4 %       13.7 %       17.1 %                                                           18.0 %
                             ===========  ===========  ===========                                                      ===========

       Total Revenue by type in All Others consists of the following:

                                                      Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                      2003         2002
                                                  -----------  -----------
           Trust Services                        $      29.9  $      30.9
           Residential Mortgage Banking                 12.7          9.2
           Capital Markets                               1.8         (0.5)
           Brokerage and Insurance                       5.8          6.5
           Commercial Leasing                            3.8          3.9
           Commercial Mortgage Banking                   1.3          0.9
           Others                                        0.9          1.0
                                                  -----------  -----------
             Total revenue                       $      56.2  $      51.9
                                                  ===========  ===========

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2003           2002
                                                   -------------  -------------
Assets
------
Cash and due from banks                           $     763,722  $     649,555

Investment securities:
  Trading securities                                     18,374          9,606
  Short-term investments                                257,382      1,085,962
  Other investment securities:
    Taxable                                           3,883,443      2,932,812
    Tax-exempt                                        1,197,289      1,229,325
                                                   -------------  -------------
Total investment securities                           5,356,488      5,257,705

Total loans and leases                               23,900,481     19,450,822
Less: Allowance for loan and lease losses               345,055        279,936
                                                   -------------  -------------
Net loans and leases                                 23,555,426     19,170,886

Premises and equipment, net                             443,518        399,652
Accrued interest and other assets                     2,515,467      1,865,136
                                                   -------------  -------------
Total Assets                                      $  32,634,621  $  27,342,934
                                                   =============  =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                             $   3,860,497  $   3,184,224
  Interest bearing                                   17,286,492     13,848,258
                                                   -------------  -------------
Total deposits                                       21,146,989     17,032,482

Funds purchased and security repurchase agreements    3,019,683      2,362,303
Other short-term borrowings                             589,980      2,111,971
Long-term borrowings                                  3,697,993      2,427,736
Accrued expenses and other liabilities                1,079,911        809,505
                                                   -------------  -------------
Total liabilities                                    29,534,556     24,743,997

Shareholders' equity                                  3,100,065      2,598,937
                                                   -------------  -------------
Total Liabilities and Shareholders' Equity        $  32,634,621  $  27,342,934
                                                   =============  =============

Net income for the first quarter of 2003 amounted to $128.0 million compared to $115.6 million for the same period in the prior year. Basic and diluted earnings per share were $0.57 and $0.56, respectively, for the three months ended March 31, 2003, compared with $0.55 and $0.53 for the three months ended March 31, 2002. The return on average assets and average equity was 1.59% and 16.75% for the quarter ended March 31, 2003 and 1.72% and 18.04% for the quarter ended March 31, 2002.

The results of operations and financial position as of and for the three months ended March 31, 2003, include the effects of Metavante's acquisitions in the second and third quarters of 2002 and the Corporation's banking acquisitions of Richfield State Agency, Inc. and Century Bancshares, Inc. which both closed on March 1, 2002 and the fourth quarter acquisition of Mississippi Valley Bancshares, Inc. All acquisitions were accounted for using the purchase method of accounting and accordingly the results of operations and financial position are included from the dates the transactions were closed.

Net income in the current quarter includes the final transition charges related to the integration of Metavante's July, 2002 acquisition of PayTrust, Inc. ("PayTrust"). Acquisition related transition expenses associated with PayTrust amounted to $1.5 million (after-tax) or $.01 per diluted share in the first quarter of 2003. Total cumulative transition expenses with respect to PayTrust, which were incurred in the third and fourth quarters of 2002 and the current quarter, amounted to $5.7 million after-tax which was in line with the previously announced estimate of transition expenses of approximately $6.0 million after-tax.

                           NET INTEREST INCOME
                           -------------------
Net interest income for the first quarter of 2003 amounted to $264.5 million compared to $240.3 million reported for the first quarter of 2002. Loan growth and increased spreads on loan products and the impact of the banking purchase acquisitions contributed to the increase in net interest income. Factors negatively affecting net interest income included asset repricing in excess of deposit repricing, the impact from lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements and the cash expenditures for common share buybacks and acquisitions in the prior year.

Average earning assets in the first quarter of 2003 increased $4.5 billion or 18.4% compared to the same period a year ago. Average loans and leases accounted for $4.4 billion of the quarter over quarter growth in earning assets. Average investment securities increased $0.9 billion and other short-term investments declined $0.8 billion compared to the prior year. The Corporation estimates that approximately $2.1 billion of the average loan and lease growth in the current quarter was attributable to the banking related purchase acquisitions.

Average interest bearing liabilities increased $3.8 billion or 18.5% in the first quarter of 2003 compared to the same period in 2002. Average interest bearing deposits increased $3.4 billion or 24.8% in the first quarter of 2003 compared to the first quarter of last year. Average borrowings increased $0.4 billion in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The Corporation estimates that approximately $2.0 billion of the growth in average interest bearing deposits in the three months ended March 31, 2003 was attributable to the banking related purchase acquisitions.

Average noninterest bearing deposits in the current quarter increased $0.7 billion or 21.2% compared to the same period last year. Approximately $0.3 billion of the growth in average noninterest bearing deposits in the three months ended March 31, 2003 compared to the same period in 2002 was attributable to the banking related purchase acquisitions.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                   Consolidated Average Loans and Leases
                   -------------------------------------

                                2003                    2002                   Growth Pct.
                              --------  ----------------------------------- ----------------
                                First     Fourth   Third    Second   First            Prior
                               Quarter   Quarter  Quarter  Quarter  Quarter  Annual  Quarter
                              --------  -------- -------- -------- -------- ------- --------
Commercial
  Commercial                 $  6,827  $  6,636 $  5,998 $  6,087 $  5,848   16.8 %    2.9 %

  Commercial real estate
    Commercial mortgages        6,677     6,464    5,617    5,491    5,228   27.7      3.3
    Construction                  934       896      799      697      625   49.6      4.3
                              --------  -------- -------- -------- -------- ------- -------
  Total commercial
    real estate                 7,611     7,360    6,416    6,188    5,853   30.1      3.4

  Commercial lease financing      394       395      384      391      410   (4.0)    (0.4)
                              --------  -------- -------- -------- -------- ------- -------
Total commercial               14,832    14,391   12,798   12,666   12,111   22.5      3.1

Personal
  Residential real estate
    Residential mortgages       2,623     2,741    2,545    2,371    2,346   11.8     (4.3)
    Construction                  175       156      150      137      131   33.0     11.9
                              --------  -------- -------- -------- -------- ------- -------
  Total residential
    real estate                 2,798     2,897    2,695    2,508    2,477   13.0     (3.4)

  Personal loans
    Student                       107        94       86      116      117   (8.2)    14.2
    Credit card                   187       182      172      163      164   14.3      2.8
    Home equity loans
      and lines                 4,048     3,873    3,543    3,518    3,176   27.5      4.5
    Other                       1,561     1,445    1,198      934      876   78.2      8.0
                              --------  -------- -------- -------- -------- ------- -------
  Total personal loans          5,903     5,594    4,999    4,731    4,333   36.2      5.5

  Personal lease financing        367       406      449      488      530  (30.8)    (9.6)
                              --------  -------- -------- -------- -------- ------- -------
Total personal                  9,068     8,897    8,143    7,727    7,340   23.5      1.9
                              --------  -------- -------- -------- -------- ------- -------
Total consolidated Average
  Loans and Leases           $ 23,900  $ 23,288 $ 20,941 $ 20,393 $ 19,451   22.9 %    2.6 %
                              ========  ======== ======== ======== ======== ======   ======

Compared with the first quarter of 2002, total consolidated average loans and leases increased $4.4 billion or 22.9%. Approximately $2.1 billion of average total consolidated loan and lease growth in the first quarter of 2003 was attributable to acquisitions. Excluding the impact of acquisitions, total average commercial loans and leases increased $0.9 billion and was driven by average commercial real estate loans which grew approximately $0.8 billion. Total average personal loans and leases increased $1.4 billion excluding the impact of acquisitions. Average personal loan and lease growth, excluding acquisitions, was driven primarily by growth in home equity loans and lines of $0.8 billion with the remainder of the growth attributable to indirect auto loans and residential real estate loans.

Generally, the Corporation sells residential real estate production in the secondary market, although throughout 2002 as well as the current quarter, selected loans with wider spreads and adjustable rate characteristics were retained in the portfolio and serve as a potential source of liquidity in the future. Residential real estate loans sold to investors amounted to $1.0 billion in the first quarter of 2003 compared to $0.6 billion in the first quarter of the prior year. At March 31, 2003 and 2002, the Corporation had approximately $0.2 billion and $0.1 billion of mortgage loans held for sale, respectively. Auto loans securitized and sold in the first quarter of 2003 amounted to $0.2 billion compared to $0.1 billion in the first quarter of last year. The Corporation anticipates that it will continue to divest of narrower interest rate spread assets through sale or securitization in future periods. Gains from the sale of mortgage loans amounted to $13.3 million in the first quarter of 2003 compared to $6.1 million in the first quarter of last year and are reported as a component of mortgage banking revenue in the consolidated statements of income. Gains from the sale and securitization of auto loans amounted to $2.3 million in the current quarter compared to $1.5 million in the same period last year.

The rate of growth experienced in commercial loans has largely been the result of attracting new customers in all of the Corporation's markets. Approximately 25% of the average loan growth from March 2002 to March 2003, excluding acquired loans, came from the new markets that M&I either entered or expanded (Arizona, Minneapolis and St. Louis). Existing customers are generally not increasing their credit needs but appear to be successfully managing their businesses through the slower economic conditions and lower revenue levels.
The Corporation's commercial lending activities have historically fared well as the economy strengthens and it anticipates loan demand for existing customers will slowly strengthen reflecting the condition of its markets in future quarters. Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary consumer loan product. The Corporation anticipates these products will continue to drive growth to the consumer side of its banking activities even as the recent refinance activity for first mortgages slows.

The growth and composition of the Corporation's quarterly average deposits for the current and prior year's quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      -----------------------------

                                2003                    2002                   Growth Pct.
                              --------  ----------------------------------- ----------------
                                First     Fourth   Third    Second   First            Prior
                               Quarter   Quarter  Quarter  Quarter  Quarter  Annual  Quarter
                              --------  -------- -------- -------- -------- ------- --------
Bank issued deposits
  Noninterest bearing deposits
    Commercial               $  2,666  $  2,811 $  2,432 $  2,275 $  2,160    23.4 %  (5.2)%
    Personal                      761       728      711      729      678    12.3     4.5
    Other                         433       439      363      357      346    25.1    (1.4)
                              --------  -------- -------- -------- -------- ------- -------
  Total noninterest
    bearing deposits            3,860     3,978    3,506    3,361    3,184    21.2    (2.9)

  Interest bearing deposits
    Savings and NOW             2,896     2,733    2,420    2,252    1,994    45.2     6.0
    Money market                6,274     6,443    5,556    5,727    5,844     7.4    (2.6)
    Foreign activity              867       891      733      686      694    24.9    (2.7)
                              --------  -------- -------- -------- -------- ------- -------
  Total interest
    bearing deposits           10,037    10,067    8,709    8,665    8,532    17.6    (0.3)

  Time deposits
    Other CDs and
      time deposits             2,905     3,033    2,756    2,868    2,881     0.8    (4.2)
    CDs greater than $100,000     662       680      634      657      651     1.6    (2.6)
                              --------  -------- -------- -------- -------- ------- -------
  Total time deposits           3,567     3,713    3,390    3,525    3,532     1.0    (3.9)
                              --------  -------- -------- -------- -------- ------- -------
Total bank issued deposits     17,464    17,758   15,605   15,551   15,248    14.5    (1.7)

Wholesale deposits
  Money market                     77        75       74       75       83    (7.3)    2.1
  Brokered CDs                  2,682     1,584    1,606    1,621    1,043   157.1    69.3
  Foreign time                    924     1,206    1,001    1,348      658    40.4   (23.4)
                              --------  -------- -------- -------- -------- ------- -------
Total wholesale deposits        3,683     2,865    2,681    3,044    1,784   106.4    28.5
                              --------  -------- -------- -------- -------- ------- -------
Total consolidated
  average deposits           $ 21,147  $ 20,623 $ 18,286 $ 18,595 $ 17,032    24.2 %   2.5 %
                              ========  ======== ======== ======== ======== ======= =======

Total average deposits increased $4.1 billion or 24.2% in the first quarter of 2003 compared to the first quarter of 2002. The Corporation believes that annual deposit growth better reflects trends due to the seasonality that occurs between quarters. Average deposits associated with the acquisitions accounted for approximately $2.3 billion of the first quarter 2003 versus 2002 quarterly average deposit growth. Excluding the effect of the acquisitions, noninterest bearing deposits increased $0.4 billion while bank-issued interest bearing activity accounts increased $0.2 billion. The growth in bank-issued transaction deposits reflects the successful sales focus on certain activity accounts particularly in the new and expanded markets which accounted for almost 60% of the growth in transaction deposits, excluding acquired balances. Excluding acquisitions, average bank-issued time deposits declined $0.6 billion. M&I's markets have continued to experience some unprofitable pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels. The Corporation has elected not to pursue such relationships. The Corporation believes this strategy serves to help stabilize the interest margin, given the current rate environment, both now and in future periods when market rates begin to rise and these deposit accounts rapidly reprice.

The growth in bank issued deposits includes both commercial and retail banking and the effect of the lower interest rate environment. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation's profitability. Specific retail deposit initiatives include bank-at-work, single service calling, and retention calling programs as well as in 2002, an aggressive checking promotion in the Arizona market.

Compared with the first quarter of 2002, average wholesale deposits increased $1.9 billion. The Corporation has made greater use of wholesale funding alternatives, especially institutional CDs, during the latter half of 2002 and 2003. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. These deposits allow the Corporation's bank subsidiaries to gather funds across a geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access and use of these funding sources also provides the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships as previously discussed.

During the first quarter of 2003, $2.0 million of the Corporation's Medium-term Series D notes and $227.0 million of the banking segment's borrowings from the Federal Home Loan Bank matured. There was no material issuance of long-term debt during the first quarter of 2003.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2003 and 2002, are presented in the following tables ($ in millions):

                    Consolidated Yield and Cost Analysis
                    ------------------------------------

                                          Three Months Ended                Three Months Ended
                                            March 31, 2003                    March 31, 2002
                                    -------------------------------  -------------------------------
                                                          Average                          Average
                                      Average             Yield or     Average             Yield or
                                      Balance   Interest  Cost (b)     Balance   Interest  Cost (b)
                                   -------------------------------  --------------------------------
Loans and leases: (a)
  Commercial loans and leases      $  7,220.8 $    83.8      4.70 % $  6,257.8 $    83.4      5.40 %
  Commercial real estate loans        7,611.9     111.9      5.96      5,852.9      98.8      6.85
  Residential real estate loans       2,797.6      44.0      6.39      2,476.7      44.0      7.21
  Home equity loans and lines         4,048.3      59.5      5.96      3,176.2      54.3      6.93
  Personal loans and leases           2,221.9      31.6      5.76      1,687.2      30.0      7.21
                                    ---------- --------- ---------   ---------- --------- ---------
Total loans and leases               23,900.5     330.8      5.61     19,450.8     310.5      6.48

Investment securities (b):
  Taxable                             3,883.4      45.8      4.87      2,932.8      50.8      7.24
  Tax Exempt (a)                      1,197.3      22.2      7.66      1,229.3      22.6      7.52
                                    ---------- --------- ---------   ---------- --------- ---------
Total investment securities           5,080.7      68.0      5.52      4,162.1      73.4      7.32

Trading securities (a)                   18.4       0.1      1.48          9.6       0.1      2.58

Other short-term investments            257.4       0.7      1.16      1,086.0       4.4      1.66
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest earning assets      $ 29,257.0 $   399.6      5.56 % $ 24,708.5 $   388.4      6.40 %
                                    ========== ========= =========   ========== ========= =========
Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $ 10,036.2 $    22.4      0.91 % $  8,531.5 $    27.3      1.30 %
    Bank issued time deposits         3,567.3      23.7      2.70      3,532.6      32.6      3.74
                                    ---------- --------- ---------   ---------- --------- ---------
  Total bank issued deposits         13,603.5      46.1      1.38     12,064.1      59.9      2.01
  Wholesale deposits                  3,683.0      16.7      1.84      1,784.2      11.0      2.50
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest bearing deposits      17,286.5      62.8      1.47     13,848.3      70.9      2.08

Short-term borrowings                 3,609.6      22.1      2.48      4,474.3      38.8      3.52
Long-term borrowings                  3,698.0      42.2      4.63      2,427.7      30.4      5.07
                                    ---------- --------- ---------   ---------- --------- ---------
Total interest bearing liabilities $ 24,594.1 $   127.1      2.10 % $ 20,750.3 $   140.1      2.74 %
                                    ========== ========= =========   ========== ========= =========
Net interest margin (FTE) as a
  percent of average earning assets           $   272.5      3.79 %            $   248.3      4.09 %
                                               ========= =========              ========= =========
Net interest spread (FTE)                                    3.46 %                           3.66 %
                                                         =========                        =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin on a fully taxable equivalent basis ("FTE") decreased 30 basis points from 4.09 percent in the first quarter 2002 to 3.79 percent in the first quarter of 2003. The yield on average earning assets decreased 84 basis points in the first quarter of 2003 compared to the first quarter of the prior year. The cost of bank issued interest bearing deposits in the current quarter decreased 63 basis points from the same quarter of the previous year. The increase in noninterest bearing deposits as previously discussed was a source of benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) decreased 76 basis points in the current quarter compared to the first quarter of last year.

The Corporation anticipates the net interest margin will decline a few basis points over each of the next two quarters, with net interest income growing with internal growth. The current lower absolute level of interest rates and increased level of prepayments has shortened the expected life of many of the Corporation's financial assets. The Corporation intends to continue to actively manage the repricing characteristics of its interest bearing liabilities so as to minimize the long-term impact on net interest income. The net interest margin can vary depending on loan and deposit growth, lending spreads and future interest rate changes.

        PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
        ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of March 31, 2003 and the prior four quarters.

                          Nonperforming Assets
                          --------------------
                                 ($000's)

                                                  2003                         2002
                                               ---------- -----------------------------------------------
                                                 First       Fourth      Third       Second      First
                                                Quarter     Quarter     Quarter     Quarter     Quarter
                                               ---------- ----------- ----------- ----------- -----------
Nonaccrual                                    $   205,373 $   188,232 $   173,185 $   160,250 $   164,444

Renegotiated                                          312         326         305         314         366

Past due 90 days or more                            6,439       5,934       7,407       6,560       5,520
                                               ----------- ----------- ----------- ----------- -----------
Total nonperforming loans and leases              212,124     194,492     180,897     167,124     170,330

Other real estate owned                             8,259       8,692       8,223       6,296       6,736
                                               ----------- ----------- ----------- ----------- -----------
Total nonperforming assets                    $   220,383 $   203,184 $   189,120 $   173,420 $   177,066
                                               =========== =========== =========== =========== ===========

Allowance for loan and lease losses           $   338,253 $   338,409 $   300,628 $   292,512 $   284,179
                                               =========== =========== =========== =========== ===========

                          Consolidated Statistics
                          -----------------------

                                                 2003                         2002
                                             ----------- -----------------------------------------------
                                                First       Fourth      Third       Second      First
                                               Quarter     Quarter     Quarter     Quarter     Quarter
                                             ----------- ----------- ----------- ----------- -----------
Net charge-offs to average
  loans and leases annualized                      0.44 %      0.23 %      0.20 %      0.17 %      0.23 %
Total nonperforming loans and leases
  to total loans and leases                        0.88        0.81        0.84        0.80        0.84
Total nonperforming assets to total loans
  and leases and other real estate owned           0.91        0.85        0.88        0.83        0.87
Allowance for loan and lease losses
  to total loans and leases                        1.40        1.42        1.40        1.40        1.40
Allowance for loan and lease losses
  to nonperforming loans and leases                 159         174         166         175         167

                    Nonaccrual Loans and Leases by Type
                    -----------------------------------
                                 ($000's)

                                                   2003                         2002
                                               ----------- -----------------------------------------------
                                                  First       Fourth      Third       Second      First
                                                 Quarter     Quarter     Quarter     Quarter     Quarter
                                               ----------- ----------- ----------- ----------- -----------
Commercial
  Commercial, financial and agricultural      $    93,400 $    81,433 $    78,421 $    62,349 $    65,513
  Lease financing receivables                       6,755       2,819       2,994       3,993       4,876
                                               ----------- ----------- ----------- ----------- -----------
Total commercial                                  100,155      84,252      81,415      66,342      70,389

Real estate
  Construction and land development                 2,017         145          79       1,399         533
  Commercial mortgage                              42,241      46,179      37,408      40,933      39,436
  Residential mortgage                             59,547      56,166      52,590      50,079      52,504
                                               ----------- ----------- ----------- ----------- -----------
Total real estate                                 103,805     102,490      90,077      92,411      92,473

Personal                                            1,413       1,490       1,693       1,497       1,582
                                               ----------- ----------- ----------- ----------- -----------
Total nonaccrual loans and leases             $   205,373 $   188,232 $   173,185 $   160,250 $   164,444
                                               =========== =========== =========== =========== ===========

           Reconciliation of Allowance for Loan and Lease Losses
           -----------------------------------------------------
                                ($000's)

                                                   2003                         2002
                                               ----------- -----------------------------------------------
                                                  First       Fourth      Third       Second      First
                                                 Quarter     Quarter     Quarter     Quarter     Quarter
                                               ----------- ----------- ----------- ----------- -----------
Beginning balance                             $   338,409 $   300,628 $   292,512 $   284,179 $   268,198

Provision for loan and lease losses                25,692      23,398      18,842      16,980      15,196

Allowance of banks and loans acquired                  --      27,848          --          --      11,965

Loans and leases charged-off
  Commercial                                        2,256       8,276       6,482       3,740       4,505
  Real estate                                       3,130       3,074       2,113       2,580       3,008
  Personal                                          2,969       3,608       2,632       3,086       2,939
  Leases                                           20,060       2,496       2,053       1,767       2,930
                                               ----------- ----------- ----------- ----------- -----------
Total charge-offs                                  28,415      17,454      13,280      11,173      13,382

Recoveries on loans and leases
  Commercial                                          902       1,525       1,070         542         682
  Real estate                                         495         971         343         770         474
  Personal                                            733         813         667         840         733
  Leases                                              437         680         474         374         313
                                               ----------- ----------- ----------- ----------- -----------
Total recoveries                                    2,567       3,989       2,554       2,526       2,202
                                               ----------- ----------- ----------- ----------- -----------
Net loans and leases charge-offs                   25,848      13,465      10,726       8,647      11,180
                                               ----------- ----------- ----------- ----------- -----------
Ending balance                                $   338,253 $   338,409 $   300,628 $   292,512 $   284,179
                                               =========== =========== =========== =========== ===========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $8.3 million at March 31, 2003 compared to $8.7 million at December 31, 2002 and has remained at that level over the past three quarters.

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

At March 31, 2003, nonperforming loans and leases amounted to $212.1 million or 0.88% of consolidated loans and leases compared to $194.5 million or .81% of consolidated loans and leases at December 31, 2002, an increase of $17.6 million or 9.1%. Nonaccrual loans and leases accounted for $17.1 million of the increase. Since December 31, 2002, nonaccrual commercial loans increased $12.0 million while nonaccrual commercial real estate loans decreased $3.9 million. Nonaccrual construction and land development loans increased $1.9 million largely due to the addition of one larger credit and nonaccrual residential real estate loans increased $3.4 million. Nonaccrual consumer loans were relatively unchanged. Nonaccrual leases increased $3.9 million since year-end and was primarily due to the remaining airplane lease exposure associated with Midwest Express Airlines, Inc.

Net charge-offs amounted to $25.8 million or 0.44% of average loans in the first quarter of 2003 compared with net charge-offs of $13.5 million or 0.23% of average loans in the fourth quarter of 2002 and $11.2 million or 0.23% of average loans in the first quarter of the prior year. Included in net charge-offs in the first quarter of 2003 was $19.0 million related to the carrying value of lease obligations for airplanes leased to Midwest Express Airlines, Inc.

Until the economy demonstrates clear strengthening, some degree of stress and uncertainty exists. The Corporation continues to expect net charge-offs, excluding the airline lease charge-offs taken this quarter, to range from 0.15% to 0.25% for the year. While this expected range is higher than the Corporation's historical net charge-off levels, it is considered manageable.

The provision for loan and lease losses amounted to $25.7 million for the three months ended March 31, 2003 compared to $23.4 million in the fourth quarter of 2002 and $15.2 million for the three months ended March 31, 2002. The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The allowance for loan and lease losses to the total loan and lease portfolio was 1.40% at March 31, 2003 and 2002, respectively.

                               OTHER INCOME
                               ------------
Total other income in the first quarter of 2003 amounted to $290.4 million compared to $259.0 million in the same period last year, an increase of $31.4 million or 12.1%.

Total data processing services revenue amounted to $157.1 million in the first quarter of 2003 compared to $145.0 million in the first quarter of 2002 an increase of $12.1 million or 8.3%. e-Finance solutions revenue increased $6.4 million or 18.9% compared to the first quarter of 2002. Revenue growth was driven by consumer payment volume from three large financial institution clients, increased adoption of electronic bill presentment and payment in the customer base and revenues associated with the PayTrust acquisition. Financial technology solutions revenue, the traditional outsourcing business, increased $5.7 million or 5.1% in the first quarter compared to the first quarter of last year. Primary contributors to revenue growth in the current quarter compared to the first quarter of last year included electronic funds delivery and card solutions, wealth management and financial account processing. During the current quarter several new outsourcing contracts were negotiated. Total buyout revenue, which varies from period to period, was $2.5 million less in the current quarter compared to the first quarter of last year.

Trust services revenue amounted to $30.0 million in the first quarter of 2003 compared to $31.0 million in the first quarter of 2002. The positive impact from acquisitions and sales efforts were offset by the decline in market values of assets under management. Assets under management were approximately $13.2 billion at March 31, 2003, $12.9 billion at December 31, 2002 and $13.0 billion at March 31, 2002.

Service charges on deposits increased $0.7 million in the current quarter and amounted to $26.2 million for the three months ended March 31, 2003. Revenue growth in the comparative quarters was largely attributable to the banking segment acquisitions.

Mortgage banking revenue was $17.5 million in the first quartet of 2003 compared with $9.4 million in the first quarter of 2002, an increase of $8.1 million or 87%. Gains from sales of mortgages to the secondary market and mortgage-related fees accounted for the increase. During the first quarter of 2003, the Corporation sold $1.0 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.6 million. During the first quarter of 2002, the Corporation sold $0.6 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.3 million.

Net investment securities gains in the first quarter of 2003 amounted to $1.6 million compared to net investment securities losses in the first quarter of 2002 of $0.7 million. Activity in both periods was primarily attributable to the Corporation's Capital Markets Group which varies from period to period.

Other income in the first quarter of 2003 amounted to $40.5 million compared to $31.1 million in the first quarter of 2002, an increase of $9.4 million or 29.9%. For the three months ended March 31, 2003, approximately $2.3 million of the increase was attributable to the banking acquisitions. Loan fees, which include prepayment charges, and other commissions and fees, excluding the impact of acquisitions, increased $4.9 million in the current quarter compared to the first quarter of last year. Auto securitization income increased $1.1 million for the three months ended March 31, 2003 compared to the first quarter of the prior year and was primarily due to increased gains and increased servicing fee income. Auto loans securitized and sold in the first quarter of 2003 amounted to $0.2 billion compared to $0.1 billion in the first quarter of last year. Gains from the disposition of other real estate increased $1.4 million in the current quarter compared to the same period last year. The increase was primarily due to the sale of one large property.

                              OTHER EXPENSE
                              -------------
Total other expense for the three months ended March 31, 2003 amounted to $335.6 million compared to $313.6 million for the three months ended March 31, 2002, an increase of $22.0 million or 7.0%.

The Corporation estimates that approximately $10.4 million of the quarter over quarter expense growth was attributable to the purchase acquisitions by the banking and Metavante segments which were included in M&I's operating expenses since their merger dates. In addition, approximately $2.5 million of the expense growth was due to the transition costs associated with Metavante's integration of the PayTrust acquisition.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 2003 and prior four quarters were:

                            Efficiency Ratios
                            -----------------

                                                              Three Months Ended
                                    ---------------------------------------------------------------------
                                       March 31,    December 31, September 30,   June 30,      March 31,
                                         2003          2002          2002          2002          2002
                                    ---------------------------------------------------------------------
Consolidated Corporation                 59.2 %        60.4 %        60.7 %        60.9 %        61.8 %

Consolidated Corporation Excluding Metavante
                                         48.5 %        49.6 %        50.0 %        50.1 %        50.7 %

Salaries and employee benefits expense amounted to $197.2 million in the first quarter of 2003 compared to $179.5 million in the first quarter of 2002, an increase of $17.7 million. Salaries and employee benefits expense associated with the banking and Metavante acquisitions and the PayTrust transition costs accounted for approximately $7.9 million of the increase.

For the three months ended March 31, 2003, occupancy and equipment expense amounted to $47.3 million compared to $45.6 million in the comparative three month period in 2002. Occupancy and equipment expense associated with the banking and Metavante acquisitions and the PayTrust transition costs accounted for an increase of approximately $2.8 million.

Software expense in the first quarter of 2003 amounted to $10.3 million compared to $12.6 million in the first quarter of 2002. During the first quarter of 2002, the Corporation's banking segment incurred nonrecurring software charges of approximately $1.7 million. Excluding that charge, software expenses in the current quarter were relatively unchanged compared to the first quarter of the prior year.

The growth in processing charges was primarily attributable to the banking segment and was due to increased third-party processing charges associated with wholesale loan activity.

Supplies and printing and shipping and handling expense amounted to $19.2 million in the first quarter of 2003 compared to $16.8 million in the first quarter of 2002, an increase of $2.4 million or 14.6%. Approximately $0.3 million of the increase was attributable to the banking and Metavante acquisitions and the PayTrust transition costs. The remainder of the increase was primarily attributable to Metavante.

Approximately $0.4 million of the increase in professional services expense was attributable to the banking and Metavante acquisitions and the PayTrust transition costs. Increases experienced across all of the Corporation's segments, primarily legal fees, were offset by lower consulting fees at the Corporation in the first quarter of 2003 compared to the first quarter of the prior year.

Intangible amortization expense increased $2.6 million in the first quarter of 2003 compared to the first quarter of 2002. Core deposit premium amortization accounted for $2.2 million of the increase in amortization expense for the quarter ended March 31, 2003. Accelerated amortization and valuation reserves associated with mortgage servicing rights increased amortization expense $0.9 million in the first quarter of 2003 compared to the first quarter of 2002. The carrying value of the Corporation's mortgage servicing rights was $5.6 million at March 31, 2003.

Other expense amounted to $31.9 million in the first quarter of 2003 compared to $35.5 million in the first quarter of 2002, a decrease of $3.6 million or 10.2%. Included in other expense in the first quarter of 2002 were asset write-downs associated with foreclosed properties and residual values at the Corporation's commercial leasing subsidiary which aggregated approximately $6.8 million. Expense associated with the banking and Metavante acquisitions and the PayTrust transition costs contributed approximately $0.9 million to other expense in the first quarter of 2003. Increases in the cost of business related insurance coverage, increased spending in advertising and promotion and increased costs associated with Metavante's card solutions and equipment sales added an additional $3.8 million to other expense in the first quarter of 2003 compared to the first quarter of 2002.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion capitalization was $1.2 million in the first quarter of 2002 and in the current quarter amounted to $3.1 million resulting in a decrease to other expense over the comparative quarters of approximately $1.9 million. Approximately $1.5 million of net software capitalization in the current quarter relates to PayTrust.

                                INCOME TAXES
                                ------------
The provision for income taxes for the three months ended March 31, 2003 amounted to $65.6 million or 33.9% of pre-tax income compared to $54.8 million or 32.2% of pre-tax income for the three months ended March 31, 2002. During the first quarter of 2002, the Corporation recognized income tax benefits associated with the sale of preferred stock.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------
Shareholders' equity was $3.13 billion or 9.4% of total consolidated assets at March 31, 2003 compared to $3.04 billion or 9.2% of total consolidated assets at December 31, 2002 and $2.72 billion or 9.5% of total consolidated assets at March 31, 2002. The increase at March 31, 2003 was primarily due to earnings net of dividends paid. Accumulated other comprehensive income was relatively unchanged since December 31, 2002 and declined $92.0 million since March 31, 2002 primarily due to the change in fair value of the Corporation's pay fixed derivative financial instruments designated as cash flow hedges in the recent low interest rate environment.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. During the first quarter of 2003, there were no common shares repurchased.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                             Risk-Based Capital Ratios
                             -------------------------
                                  ($ in millions)

                                      March 31, 2003                    December 31, 2002
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,431           8.94 % $           2,344           8.75 %
 Tier 1 Capital
   Minimum Requirement                 1,088           4.00               1,072           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,343           4.94 % $           1,272           4.75 %
                            ================================   ================================

 Total Capital             $           3,412          12.55 % $           3,322          12.40 %
 Total Capital
   Minimum Requirement                 2,176           8.00               2,143           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,236           4.55 % $           1,179           4.40 %
                            ================================   ================================

 Risk-Adjusted Assets      $          27,197                  $          26,791
                            =================                  =================

                                   Leverage Ratios
                                   ---------------
                                   ($ in millions)

                                      March 31, 2003                    December 31, 2002
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,431           7.70 % $           2,344           7.58 %
 Minimum Leverage
   Requirement                 947  -  1,578   3.00 -  5.00       928  -  1,546   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,484  -    853   4.70 -  2.70 % $ 1,416  -    798   4.58 -  2.58 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          31,547                  $          30,924
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $4.4 billion at March 31, 2003, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.9 billion at March 31, 2003, provides liquidity from maturities and amortization payments. The Corporation's mortgage loans held-for-sale provide additional liquidity. The loans, which aggregated $0.2 billion at March 31, 2003, represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $17.5 billion in the first quarter of 2003. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $3.7 billion in the first quarter of 2003.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 7 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2003.

The Corporation's lead bank ("Bank") has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Longer-term bank notes outstanding at March 31, 2003, amounted to $2.2 billion of which $0.6 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. No bank notes were issued during the first quarter of 2003.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration statement which is intended to permit M&I to raise funds through sales of corporate debt securities with a relatively short lead time. Under the shelf registration statement, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At March 31, 2003, Series E notes outstanding amounted to $0.3 billion. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. No Series E or MiNotes were issued during the first quarter of 2003. Additionally, the Corporation has a commercial paper program. At March 31, 2003, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $4.1 billion at March 31, 2003. Longer-term borrowings which are scheduled to mature in one year or less at March 31, 2003, amounted to $1.4 billion. Other obligations include future minimum lease payments on facilities and equipment as described in Note 10 and commitments to extend credit and letters of credit as described in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Many commitments to extend credit expire without being drawn upon and letters of credit are contingent commitments. The amounts outstanding at any time do not necessarily represent future cash requirements. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

                        CRITICAL ACCOUNTING POLICIES
                        ----------------------------
The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation's consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation's Annual Report on Form 10-K and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management continues to consider the following to be those accounting policies that require significant judgments and assumptions:

                      Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management's estimate of probable losses inherent in the Corporation's loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors, including regulatory guidance, unique to each measurement date are also considered. This reserving methodology has the following components:

       Specific Reserve.
       -----------------
The Corporation's internal risk rating system is used to identify loans and leases rated "Classified" as defined by regulatory agencies. In general, these loans have been internally identified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans. This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable.

       Collective Loan Impairment.
       ---------------------------
This portion of the allowance for loan and lease losses is comprised of two components. First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Corporation segments the pools by type of loan or lease and using historical loss information, estimates a loss reserve for each pool.

The second component reflects management's recognition of the uncertainty and imprecision underlying the process of estimating losses. Based on management's judgment, reserves are allocated to industry segments or product types due to environmental conditions unique to the measurement period. Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends in the retail lending sector, risk profile, and portfolio composition. Reserves are allocated based on estimates of loss exposure that management has identified based on these economic trends or conditions. The internal risk rating system is then used to identify those loans within these industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management. The specific loans mentioned earlier are excluded from this analysis.

The following factors were taken into consideration in determining the adequacy of the allowance for loans and lease losses at March 31, 2003:

       Management continues to be concerned over the lack of economic improvement forecasted for 2003 and the resulting impact this will have on the Corporation's customer base. Although recent economic reports and opinions indicate there may be some signs of improvement, the uncertainty remains as to when there may be any substantive increase in business activity. In addition, the retail loan portfolio will continue to be affected by the prolonged economic conditions as evidenced by the generally increasing personal bankruptcy and unemployment rates.

       At March 31, 2003, nonperforming loans and leases amounted to $212.1 million or 0.88% of consolidated loans and leases compared to $194.5 million or 0.81% of consolidated loans and leases at December 31, 2002, an increase of $17.6 million or 9.1%. A portion of the increase is due to the remaining Midwest Express Airlines, Inc. ("Midwest Express") lease receivable being placed on a nonperforming status. The remainder of the increase is generally spread across all of M&I's lending segments and is primarily the result of the slow economy. As stated in previous quarters, some of the Corporation's largest nonperforming loans are in industries that have undergone well-publicized declines in recent months. Among those industries affected are construction and related, technology, airline, manufacturing and healthcare.

       At the present time, there is no specific industry that is of immediate concern, however, the Corporation believes that the current economic environment will continue to negatively affect the markets and communities it serves in the near term. While nonperforming loans have remained in the 80-90 basis point range over the past two years, there continues to be some risk of nonperforming loans increasing.

       The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The recent acquisitions in Minnesota and Missouri represent new geographic regions for the Corporation. Each of these regions has cultural and environmental factors that are unique to them. The risk in entering these new regions and the uncertainty regarding the inherent losses in their respective loan portfolios will remain until the Corporation's credit underwriting and monitoring processes are fully implemented.

       Net charge-offs in the first quarter of 2003 amounted to $25.8 million, or 44 basis points of total average loans and leases outstanding this quarter. Included in charge-offs for the current quarter was $19.0 million related to the carrying value of lease obligations for airplanes leased to Midwest Express. In 2002 and 2001, annual net charge-offs have remained in the range of approximately 20 basis points. This range of net charge-offs to average loans is somewhat higher than historical levels incurred by the Corporation over the past five years. The Corporation believes some degree of stress continues to exist and expects net charges-offs, excluding the lease charge-offs previously discussed, to continue in the 15-25 basis point range in the near term.

       As discussed at December 31, 2002, the Corporation's commitments to shared national credits have increased to approximately $2.0 billion with usage averaging around 40%. Many of these borrowers are in industries currently impacted by the economic climate. In addition, many of the Corporation's largest charge-offs have come from the shared national credit portfolio. Although these factors result in an increased risk profile, as of March 31, 2003, shared national credit nonperforming loans were less than .75% and 1.75% of this segment's total commitments and outstandings, respectively. The Corporation's exposure to shared national credits is monitored closely given the economic uncertainty as well as this segments loss experience.

       At March 31, 2003, special reserves continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), and the airline and travel industries. The majority of the commercial charge-offs incurred during the past year were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly. Revenue levels in the dairy industry have also declined as milk prices have fallen below breakeven for a growing segment of the portfolio.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $338.3 million at March 31, 2003 compared to $338.4 million at December 31, 2002. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses.
There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

                  Capitalized Software and Conversion Costs
                  -----------------------------------------
Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, however, the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended March 31, 2003 and 2002, the amount of software costs capitalized amounted to $15.3 million and $11.5 million, respectively. Amortization expense of software costs amounted to $10.7 million and $7.6 million for the three months ended March 31, 2003 and 2002, respectively.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in the case of early termination. For the three months ended March 31, 2003 and 2002, the amount of conversion costs capitalized amounted to $2.6 million and $1.6 million, respectively. Amortization expense amounted to $4.1 million and $4.3 million for the three months ended March 31, 2003 and 2002, respectively.

Net unamortized costs were ($ in millions):

                                                March 31,
                                       -------------------------
                                           2003          2002
                                       -----------   -----------
             Software                 $     145.9   $     116.4

             Conversions                     34.5          40.5
                                       -----------   -----------
               Total                  $     180.4   $     156.9
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

                   Financial Asset Sales and Securitizations
                   -----------------------------------------
The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (QSPE) as defined in Statement of Financial Accounting Standards (SFAS) No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. For non-consolidation a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation addresses consolidation by business enterprises of variable interest entities. Under current practice, entities generally have been included in consolidated financial statements because they are controlled through voting interests.
This interpretation explains how to identify variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Transferors to QSPEs and "grandfathered" QSPEs subject to the reporting requirements of SFAS 140 are outside the scope of FIN 46 and do not consolidate those entities. FIN 46 also requires certain disclosures by the primary beneficiary of a variable interest entity or an entity that holds a significant variable interest in a variable interest entity.

With respect to its existing securitization activities, the Corporation does not believe FIN 46 impacts its consolidated financial statements because its transfers are generally to QSPEs or to entities in which the Corporation does not hold a significant variable interest.

The Corporation sells financial assets, in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Actual results can differ from expected results.

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

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions was $776.5 million at March 31, 2003. At March 31, 2003, the carrying amount of retained interests amounted to $52.2 million.

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote QSPE whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Corporation's lead bank ("Bank") provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Bank acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as trading in the Corporation's Consolidated Balance Sheet.

Under the terms of the Administration Agreement, the Bank, as administrator of the QSPE, is required to sell interests in the securities funded by the QSPE to the Bank as the liquidity purchaser under the liquidity agreements, if at any time (after giving effect to any issuance of new commercial paper notes and the receipt of payments under any swap agreement) the QSPE has insufficient funds to repay any maturing commercial paper note and the Bank, as liquidity agent, has received a notice of such deficiency. The Bank, as the liquidity provider, will be obligated to purchase interests in such securities under the terms of the liquidity agreement to repay the maturing commercial paper notes unless (i) after giving effect to such purchase, the aggregate of securities, purchased under the relevant liquidity agreement would exceed the aggregate maximum liquidity purchase amount under such liquidity agreement or (ii) certain bankruptcy events with respect to the QSPE have occurred; provided that the Bank is not required to purchase any defaulted security. For this purpose, a defaulted security is any security that is rated below "Caa2" by Moody's and below "CCC" by Standard & Poors. To date, the Bank has never acquired interests in any securities under the terms of the liquidity agreements.

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

At March 31, 2003, highly rated investment securities in the amount of $269.6 million were outstanding in the QSPE to support the outstanding commercial paper.

                                Income Taxes
                                ------------
Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed such as the timing of reversals of temporary differences and current accounting standards. The Corporation's interpretation of Federal and state income tax laws is periodically reviewed by the Federal and state taxing authorities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

                         FORWARD-LOOKING STATEMENTS
                         --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Position and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding operating activities and results. Such statements are subject to important factors that could cause the Corporation's actual results to differ materially than those anticipated by the forward-looking statements. These factors include those referenced in Item 1, Business, of the Corporation's Annual Report on Form 10-K for the period ending December 31, 2002 under the heading "Forward-Looking Statements" or as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's 2002 Annual Report on Form 10-K. Updated information regarding the Corporation's use of derivative financial instruments is contained in Note 10, Notes to Financial Statements contained in Item 1 herein.

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

                                            Impact to Annual Pretax Income as of
                              ---------------------------------------------------------------
                                March 31,  December 31, September 30,  June 30,     March 31,
                                  2003         2002         2002         2002         2002
                              -----------  -----------  -----------  -----------  -----------
Hypothetical Change in Interest Rate
------------------------------------
100 basis point gradual:

Rise in rates                       0.9 %        0.9 %        1.5 %       (0.5)%       (0.9)%

Decline in rates                   (1.4)%       (2.0)%       (2.0)%       (0.3)%        0.2 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of March 31, 2003, the fair value of equity at risk for a gradual 100bp shift in rates has not changed materially since December 31, 2002.

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

As of March 31, 2003, M&I Trust Services administered $59.3 billion in assets and directly managed a portfolio of $13.2 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


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


ITEM 5.       OTHER INFORMATION

The Audit Committee of the Board of Directors of Marshall & Ilsley Corporation has approved the following audit and non-audit services performed or to be performed for the Corporation by its independent auditors, Deloitte & Touche
LLP:

Audit-related services pursuant to M&I Marshall Ilsley Bank's (the "Bank") compliance with the Bank's established minimum servicing standards for certain securitization trusts.

                            PART II - OTHER INFORMATION

 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   A.  Exhibits:
   -------------
       Exhibit  3  -  Restated Articles of Incorporation, as amended

       Exhibit 10  -  Change of Control Agreement dated as of
                      January 13, 2003 between the Corporation and
                      Frank R. Martire
       Exhibit 11  -  Statements - Computation of Earnings Per Share,
                      Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial Information herein.

       Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges

       Exhibit 99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

       Exhibit 99.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.


   B.  Reports on Form 8-K:
   ------------------------

       On March 11, 2003, the Corporation reported Items 5 and 7 in a Current Report on Form 8-K relating to the resignation of a director of the Corporation.

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


May 14, 2003

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


Date:  May 12, 2003

                                    /s/ Dennis J. Kuester
                                    _________________________________________

                                    Dennis J. Kuester
                                    Chief Executive Officer and President
MW714042_1.DOC

                              CERTIFICATION
                              -------------

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


Date:  May 12, 2003

                                    /s/ Mark F. Furlong
                                    _________________________________________

                                    Mark F. Furlong
                                    Executive Vice President and
                                      Chief Financial Officer
MW714042_1.DOC

                              EXHIBIT INDEX


       Exhibit Number               Description of Exhibit
       --------------   -----------------------------------------------------
             (3)        Restated Articles of Incorporation, as amended

            (10)        Change of Control Agreement dated as of
                        January 13, 2003 between the Corporation and
                        Frank R. Martire

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