Form 10-Q
period 2003-06-30
MARSHALL & ILSLEY CORP/WI/
filed 2003-08-13
CIK 62741

============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                             July 31, 2003
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   227,312,174

============================================================================

                        PART I - FINANCIAL INFORMATION

 ITEM 1.      FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                                     June 30,    December 31,    June 30,
                                                                       2003          2002          2002
                                                                  ------------- ------------- -------------
Assets
------
Cash and cash equivalents:
   Cash and due from banks                                       $     988,252 $   1,012,090 $     818,715
   Federal funds sold and security resale agreements                    34,237        30,117        49,370
   Money market funds                                                   95,653       104,325       483,211
                                                                  ------------- ------------- -------------
Total cash and cash equivalents                                      1,118,142     1,146,532     1,351,296

Investment securities:
   Trading securities, at market value                                  30,001        21,252        12,475
   Short-term investments, at cost which approximates market value     133,112        93,851        46,642
   Available for sale at market value                                4,471,856     4,266,372     3,736,684
   Held to maturity at amortized cost, market value $963,801
      ($993,937 December 31, and $1,028,904 June 30, 2002)             891,145       942,819       986,684
                                                                  ------------- ------------- -------------
Total investment securities                                          5,526,114     5,324,294     4,782,485

Loans and leases
   Mortgage loans held for sale                                        298,474       311,077        60,140
   Loans and leases, net of unearned income                         24,600,345    23,597,769    20,858,567
                                                                  ------------- ------------- -------------
Total loans and leases, net of unearned income                      24,898,819    23,908,846    20,918,707
Less: Allowance for loan and lease losses                              348,100       338,409       292,512
                                                                  ------------- ------------- -------------
Net loans and leases                                                24,550,719    23,570,437    20,626,195

Premises and equipment                                                 438,197       442,395       414,462
Goodwill and other intangibles                                       1,084,813     1,088,804       730,705
Accrued interest and other assets                                    1,348,110     1,302,180     1,219,280
                                                                  ------------- ------------- -------------
Total Assets                                                     $  34,066,095 $  32,874,642 $  29,124,423
                                                                  ============= ============= =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                            $   4,652,703 $   4,461,880 $   3,649,761
  Interest bearing                                                  17,617,437    15,931,826    14,498,279
                                                                  ------------- ------------- -------------
Total deposits                                                      22,270,140    20,393,706    18,148,040

Funds purchased and security repurchase agreements                   2,152,778       946,583     1,480,425
Other short-term borrowings                                          3,144,623     4,335,213     4,221,738
Accrued expenses and other liabilities                                 983,735     1,067,120       892,152
Long-term borrowings                                                 2,271,533     3,095,352     1,675,098
                                                                  ------------- ------------- -------------
Total liabilities                                                   30,822,809    29,837,974    26,417,453

Shareholders' equity:
---------------------
   Series A convertible preferred stock, $1.00 par value;
      336,370 shares issued June 30, 2002                                   --            --           336
   Common stock, $1.00 par value; 240,832,522 shares issued            240,833       240,833       240,833
   Additional paid-in capital                                          561,982       569,162       752,885
   Retained earnings                                                 2,860,996     2,675,148     2,501,735
   Accumulated other comprehensive income, net of related taxes        (41,127)      (44,427)       32,272
   Less: Treasury common stock, at cost:13,693,706 shares
         (14,599,565 December 31, and 30,608,636 June 30, 2002)        358,686       381,878       799,725
         Deferred compensation                                          20,712        22,170        21,366
                                                                  ------------- ------------- -------------
Total shareholders' equity                                           3,243,286     3,036,668     2,706,970
                                                                  ------------- ------------- -------------
Total Liabilities and Shareholders' Equity                       $  34,066,095 $  32,874,642 $  29,124,423
                                                                  ============= ============= =============

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except share data)

                                                                       Three Months Ended
                                                                             June 30,
                                                                   ---------------------------
                                                                        2003          2002
                                                                   ------------- -------------
Interest income
---------------
   Loans and leases                                               $     331,009 $     321,574
   Investment securities:
      Taxable                                                            41,253        49,617
      Exempt from federal income taxes                                   14,452        15,377
   Trading securities                                                        57           123
   Short-term investments                                                   708         3,452
                                                                   ------------- -------------
Total interest income                                                   387,479       390,143

Interest expense
----------------
   Deposits                                                              60,274        73,403
   Short-term borrowings                                                 20,974        37,806
   Long-term borrowings                                                  42,288        28,936
                                                                   ------------- -------------
Total interest expense                                                  123,536       140,145
                                                                   ------------- -------------
Net interest income                                                     263,943       249,998
Provision for loan and lease losses                                      19,642        16,980
                                                                   ------------- -------------
Net interest income after provision for loan and lease losses           244,301       233,018

Other income
------------
   Data processing services:
      e-Finance solutions                                                40,449        33,967
      Financial technology solutions                                    117,541       112,328
                                                                   ------------- -------------
   Total data processing services                                       157,990       146,295
   Item processing                                                        9,570         9,070
   Trust services                                                        31,183        31,358
   Service charges on deposits                                           25,191        25,224
   Mortgage banking                                                      21,764         7,365
   Net investment securities losses                                      (2,616)         (121)
   Life insurance revenue                                                 8,518         7,407
   Other                                                                 43,139        37,556
                                                                   ------------- -------------
Total other income                                                      294,739       264,154

Other expense
-------------
   Salaries and employee benefits                                       193,456       185,294
   Net occupancy                                                         18,201        18,802
   Equipment                                                             27,973        29,170
   Software expenses                                                     10,371        10,030
   Processing charges                                                    10,606         8,921
   Supplies and printing                                                  5,885         4,937
   Professional services                                                 10,540         8,790
   Shipping and handling                                                 11,259        10,842
   Amortization of intangibles                                            7,495         4,931
   Other                                                                 39,887        36,296
                                                                   ------------- -------------
Total other expense                                                     335,673       318,013
                                                                   ------------- -------------
Income before income taxes                                              203,367       179,159
Provision for income taxes                                               68,715        58,732
                                                                   ------------- -------------
Net income                                                        $     134,652 $     120,427
                                                                   ============= =============
Net income per common share
   Basic                                                          $        0.59 $        0.56
   Diluted                                                                 0.59          0.54

Dividends paid per common share                                   $       0.180 $       0.160

Weighted average common shares outstanding:
   Basic                                                                226,483       211,417
   Diluted                                                              228,394       221,333

See notes to financial statements.

                         MARSHALL & ILSLEY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except share data)

                                                                        Six Months Ended
                                                                             June 30,
                                                                   ---------------------------
                                                                        2003          2002
                                                                   ------------- -------------
Interest income
---------------
   Loans and leases                                               $     661,194 $     631,556
   Investment securities:
      Taxable                                                            87,072       100,384
      Exempt from federal income taxes                                   29,239        30,533
   Trading securities                                                       122           182
   Short-term investments                                                 1,441         7,895
                                                                   ------------- -------------
Total interest income                                                   779,068       770,550

Interest expense
----------------
   Deposits                                                             123,101       144,318
   Short-term borrowings                                                 43,024        76,659
   Long-term borrowings                                                  84,515        59,298
                                                                   ------------- -------------
Total interest expense                                                  250,640       280,275
                                                                   ------------- -------------
Net interest income                                                     528,428       490,275
Provision for loan and lease losses                                      45,334        32,176
                                                                   ------------- -------------
Net interest income after provision for loan and lease losses           483,094       458,099

Other income
------------
   Data processing services:
      e-Finance solutions                                                80,658        67,774
      Financial technology solutions                                    234,420       223,538
      Other                                                                  --             2
                                                                   ------------- -------------
   Total data processing services                                       315,078       291,314
   Item processing                                                       19,844        19,406
   Trust services                                                        61,223        62,337
   Service charges on deposits                                           51,429        50,798
   Mortgage banking                                                      39,292        16,741
   Net investment securities losses                                      (1,047)         (866)
   Life insurance revenue                                                15,761        14,738
   Other                                                                 83,591        68,688
                                                                   ------------- -------------
Total other income                                                      585,171       523,156

Other expense
-------------
   Salaries and employee benefits                                       390,681       364,780
   Net occupancy                                                         36,836        35,892
   Equipment                                                             56,669        57,657
   Software expenses                                                     20,681        22,621
   Processing charges                                                    22,624        18,507
   Supplies and printing                                                 11,140         9,650
   Professional services                                                 21,236        18,585
   Shipping and handling                                                 25,211        22,896
   Amortization of intangibles                                           14,414         9,230
   Other                                                                 71,771        71,802
                                                                   ------------- -------------
Total other expense                                                     671,263       631,620
                                                                   ------------- -------------
Income before income taxes                                              397,002       349,635
Provision for income taxes                                              134,320       113,579
                                                                   ------------- -------------
Net income                                                        $     262,682 $     236,056
                                                                   ============= =============
Net income per common share
   Basic                                                          $        1.16 $        1.11
   Diluted                                                                 1.15          1.07

Dividends paid per common share                                   $       0.340 $       0.305

Weighted average common shares outstanding:
   Basic                                                                226,355       210,527
   Diluted                                                              228,022       220,436

See notes to financial statements.

                      MARSHALL & ILSLEY CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                ($000's)

                                                                       Six Months Ended
                                                                            June 30,
                                                                  ---------------------------
                                                                       2003          2002
                                                                  ------------- -------------
Net Cash Provided by Operating Activities                        $     367,644 $     606,105

Cash Flows From Investing Activities:
   Proceeds from sales of securities available for sale                  7,801         1,909
   Proceeds from maturities of securities available for sale         1,453,731       843,104
   Proceeds from maturities of securities held to maturity              52,636        44,053
   Purchases of securities available for sale                       (1,749,825)     (991,256)
   Purchases of securities held to maturity                             (1,000)         (631)
   Net increase in loans                                            (1,241,192)   (1,335,757)
   Purchases of assets to be leased                                   (294,929)      (88,561)
   Principal payments on lease receivables                             399,961       221,805
   Fixed asset purchases, net                                          (31,820)      (20,525)
   Purchase acquisitions, net of cash equivalents acquired              (3,041)      (10,338)
   Other                                                                 8,821         5,148
                                                                  ------------- -------------
Net cash used in investing activities                               (1,398,857)   (1,331,049)

Cash Flows From Financing Activities:
   Net increase in deposits                                          1,869,039       839,524
   Proceeds from issuance of commercial paper                        3,884,534     3,210,992
   Payments for maturity of commercial paper                        (3,884,786)   (3,152,189)
   Net decrease in other short-term borrowings                        (566,006)     (243,804)
   Proceeds from issuance of long-term debt                             13,227       318,818
   Payments of long-term debt                                         (243,907)     (271,756)
   Dividends paid                                                      (76,836)      (66,096)
   Purchases of treasury stock                                          (4,360)     (139,806)
   Other                                                                11,918        16,792
                                                                  ------------- -------------
Net cash provided by financing activities                            1,002,823       512,475
                                                                  ------------- -------------
Net decrease in cash and cash equivalents                              (28,390)     (212,469)

Cash and cash equivalents, beginning of year                         1,146,532     1,563,765
                                                                  ------------- -------------
Cash and cash equivalents, end of period                         $   1,118,142 $   1,351,296
                                                                  ============= =============
Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                   $     253,154 $     262,315
      Income taxes                                                     149,364       105,209

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         June 30, 2003 & 2002 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2002 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2003 and 2002.
       The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2002 consolidated financial statements and analyses have been reclassified to conform with the 2003 presentation.

  2.   New Accounting Pronouncements

       In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivatives instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The amendments to SFAS 133 fall principally into three categories: amendments related to SFAS 133 Implementation Issues that were previously cleared by the FASB during the Derivatives Implementation Group process, amendments clarifying the definition of a derivative and amendments relating to the definition of expected cash flows in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurement. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that related to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. In addition, those provisions of SFAS 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Corporation does not anticipate that SFAS 149 will materially impact its current derivatives and hedging activities.

       In May 2003, the FASB issued FASB No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement prescribes how an issuer classifies and measures certain financial instruments. Financial instruments within the scope of SFAS 150 are required to be classified as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. Examples of financial instruments that are within the scope of SFAS 150 include: mandatorily redeemable equity shares, forward purchase contracts or written put options on the issuer's equity shares that are to be physically settled or net cash settled and payables that can be settled with a variable number of the issuer's equity shares. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. Financial instruments that are not within the scope of SFAS 150 include: convertible debt, puttable stock or other outstanding shares that are conditionally redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Corporation July 1, 2003.

       The trust preferred securities issued by the Corporation's finance subsidiaries, M&I Capital Trust A and MVBI Capital Trust qualify as mandatorily redeemable equity shares under SFAS 150. As stated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation's accounting policy is to classify these trust preferred securities as borrowings net of their related discounts. The distributions, including the related accretion of discount, are classified as interest expense for purposes of the Consolidated Financial Statements. On July 31, 2003, the Corporation redeemed all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust, and MVBI Capital Trust redeemed all of its outstanding Floating Rate Trust Preferred Securities at an aggregate liquidation amount of $14.95 million.

       The Corporation believes that its current accounting policies with respect to the trust preferred securities issued by the Corporation's finance subsidiaries are in compliance with SFAS 150 and that there will no impact to the Corporation from adopting SFAS 150 as it relates to the remaining fixed rate trust preferred securities that were issued by M&I Capital Trust A.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

  3.   Comprehensive Income

       The following tables present the Corporation's comprehensive income ($000's):

                                                   Three Months Ended June 30, 2003
                                               ---------------------------------------
                                                 Before-Tax  Tax (Expense) Net-of-Tax
                                                   Amount      Benefit       Amount
                                               ------------- ------------ ------------
Net income                                                               $    134,652

Other comprehensive income:

   Unrealized gains (losses) on securities:
   Arising during the period                  $       4,178 $     (1,456)       2,722
   Reclassification for securities
      transactions included in net income                --           --           --
                                               ------------- ------------ ------------
         Unrealized gains (losses)                    4,178       (1,456)       2,722

   Net gains (losses) on derivatives
      hedging variability of cash flows:
      Arising during the period                      (8,998)       3,149       (5,849)
      Reclassification adjustments for
         hedging activities included
         in net income                               18,783       (6,574)      12,209
                                               ------------- ------------ ------------
            Net gains (losses)                $       9,785 $     (3,425)       6,360
                                               ------------- ------------ ------------
Other comprehensive income (loss)                                               9,082
                                                                          ------------
Total comprehensive income                                               $    143,734
                                                                          ============

                                                   Three Months Ended June 30, 2002
                                               ---------------------------------------
                                                 Before-Tax  Tax (Expense) Net-of-Tax
                                                   Amount      Benefit       Amount
                                               ------------- ------------ ------------
Net income                                                               $    120,427

Other comprehensive income:

   Unrealized gains (losses) on securities:
   Arising during the period                  $      26,755 $     (9,526)      17,229
   Reclassification for securities
      transactions included in net income                --           --           --
                                               ------------- ------------ ------------
          Unrealized gains (losses)                  26,755       (9,526)      17,229

   Net gains (losses) on derivatives
      hedging variability of cash flows:
      Arising during the period                     (54,493)      19,072      (35,421)
      Reclassification adjustments for
         hedging activities included in
         net income                                  13,338       (4,667)       8,671
                                               ------------- ------------ ------------
           Net gains (losses)                 $     (41,155)$     14,405      (26,750)
                                               ------------- ------------ ------------
Other comprehensive income (loss)                                              (9,521)
                                                                          ------------
Total comprehensive income                                               $    110,906
                                                                          ============

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

                                                    Six Months Ended June 30, 2003
                                               ---------------------------------------
                                                 Before-Tax  Tax (Expense) Net-of-Tax
                                                   Amount      Benefit       Amount
                                               ------------- ------------ ------------
Net income                                                               $    262,682

Other comprehensive income:

   Unrealized gains (losses) on securities:
      Arising during the period               $      (7,629)$      2,679       (4,950)
      Reclassification for securities
         transactions included in net income         (1,675)         586       (1,089)
                                               ------------- ------------ ------------
            Unrealized gains (losses)                (9,304)       3,265       (6,039)

   Net gains (losses) on derivatives
      hedging variability of cash flows:
      Arising during the period                     (22,853)       7,998      (14,855)
      Reclassification adjustments for
         hedging activities included in
         net income                                  37,221      (13,027)      24,194
                                               ------------- ------------ ------------
            Net gains (losses)                $      14,368 $     (5,029)       9,339
                                               ------------- ------------ ------------
Other comprehensive income (loss)                                               3,300
                                                                          ------------
Total comprehensive income                                               $    265,982
                                                                          ============

                                                    Six Months Ended June 30, 2002
                                               ---------------------------------------
                                                 Before-Tax  Tax (Expense) Net-of-Tax
                                                   Amount      Benefit       Amount
                                               ------------- ------------ ------------
Net income                                                               $    236,056

Other comprehensive income:

   Unrealized gains (losses) on securities:
      Arising during the period               $      12,384 $     (4,680)       7,704
      Reclassification for securities
         transactions included in net income             --           --           --
                                               ------------- ------------ ------------
            Unrealized gains (losses)                12,384       (4,680)       7,704

   Net gains (losses) on derivatives
      hedging variability of cash flows:
      Arising during the period                     (47,927)      16,774      (31,153)
      Reclassification adjustments for
         hedging activities included in
         net income                                  23,262       (8,141)      15,121
                                               ------------- ------------ ------------
           Net gains (losses)                 $     (24,665)$      8,633      (16,032)
                                               ------------- ------------ ------------
Other comprehensive income (loss)                                              (8,328)
                                                                          ------------
Total comprehensive income                                               $    227,728
                                                                          ============

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                Three Months Ended June 30, 2003
                                               ---------------------------------------
                                                   Income    Average Shares  Per Share
                                                (Numerator)   (Denominator)    Amount
                                               ------------- ------------- -----------
Basic Earnings Per Share
   Income Available to Common Shareholders    $     134,652       226,483 $      0.59
                                                                           ===========
Effect of Dilutive Securities
   Stock Options and Restricted Stock Plans              --         1,911
                                               ------------- -------------
Diluted Earnings Per Share
   Income Available to Common Shareholders    $     134,652       228,394 $      0.59
                                                                           ===========

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

                                                   Three Months Ended June 30, 2002
                                               ---------------------------------------
                                                   Income    Average Shares  Per Share
                                                (Numerator)   (Denominator)    Amount
                                               ------------- ------------- -----------
Net Income                                    $     120,427
Convertible Preferred Dividends                      (1,230)
                                               -------------
Basic Earnings Per Share
   Income Available to Common Shareholders    $     119,197       211,417 $      0.56
                                                                           ===========
Effect of Dilutive Securities
   Convertible Preferred Stock                        1,230         7,688
   Stock Options and Restricted Stock Plans              --         2,228
                                               ------------- -------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
      Plus Assumed Conversions                $     120,427       221,333 $      0.54
                                                                           ===========

                                                    Six Months Ended June 30, 2003
                                               ---------------------------------------
                                                   Income    Average Shares  Per Share
                                                (Numerator)   (Denominator)    Amount
                                               ------------- ------------- ------------
Basic Earnings Per Share
   Income Available to Common Shareholders    $     262,682       226,355 $      1.16
                                                                           ===========
Effect of Dilutive Securities
   Stock Options and Restricted Stock Plans              --         1,667
                                               ------------- -------------
Diluted Earnings Per Share

   Income Available to Common Shareholders    $     262,682       228,022 $      1.15
                                                                           ===========

                                                    Six Months Ended June 30, 2002
                                               ---------------------------------------
                                                   Income    Average Shares  Per Share
                                                (Numerator)   (Denominator)    Amount
                                               ------------- ------------- ------------
Net Income                                    $     236,056
Convertible Preferred Dividends                      (2,345)
                                               -------------
Basic Earnings Per Share
   Income Available to Common Shareholders    $     233,711       210,527 $      1.11
                                                                           ===========
Effect of Dilutive Securities
   Convertible Preferred Stock                        2,345         7,688
   Stock Options and Restricted Stock Plans              --         2,221
                                               ------------- -------------
Diluted Earnings Per Share
   Income Available to Common Shareholders
      Plus Assumed Conversions                $     236,056       220,436 $      1.07
                                                                           ===========

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

       Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares are as follows:

                      Three Months Ended June 30,                  Six Months Ended June 30,
                ---------------------------------------     ---------------------------------------
                      2003                  2002                  2003                  2002
                -----------------     -----------------     -----------------     -----------------
Shares              6,357,146             3,793,400            11,932,304             3,833,400

Price Range     $29.600 - $33.938     $31.094 - $33.938     $28.275 - $33.938     $31.045 - $33.938

       Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock based employee compensation plans.

       SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option. The resulting compensation cost is recognized over the service period, which is usually the vesting period.

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

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

       Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following estimated pro forma amounts:

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                  ----------------------------   ----------------------------
                                                       2003           2002            2003           2002
                                                  -------------  -------------   -------------  -------------
Net Income, as reported                          $     134,652  $     120,427   $     262,682  $     236,056
Add:  Stock-based employee compensation expense
      included in reported net income, net of tax        1,018            890           2,036          1,788
Less: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax                 (6,090)        (6,217)        (12,156)       (11,937)
                                                  -------------  -------------   -------------  -------------
Pro forma net income                             $     129,580  $     115,100   $     252,562  $     225,907
                                                  =============  =============   =============  =============
Basic earnings per share:
    As reported                                  $        0.59  $        0.56   $        1.16  $        1.11
    Pro forma                                             0.57           0.54            1.12           1.06

Diluted earnings per share:
    As reported                                  $        0.59  $        0.54   $        1.15  $        1.07
    Pro forma                                             0.57           0.52            1.11           1.03

  5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                      June 30,    December 31,    June 30,
                                                        2003          2002          2002
                                                   ------------- ------------- -------------
Investment securities available for sale:
   U.S. treasury and government agencies          $   3,585,172 $   3,266,144 $   2,704,736
   State and political subdivisions                     285,562       265,470       234,709
   Mortgage backed securities                           141,925       162,268       157,188
   Other                                                459,197       572,490       640,051
                                                   ------------- ------------- -------------
Total                                             $   4,471,856 $   4,266,372 $   3,736,684
                                                   ============= ============= =============

Investment securities held to maturity:
   U.S. treasury and government agencies          $          30 $          30 $          --
   State and political subdivisions                     888,089       939,158       983,048
   Other                                                  3,026         3,631         3,636
                                                   ------------- ------------- -------------
Total                                             $     891,145 $     942,819 $     986,684
                                                   ============= ============= =============

  6. The Corporation's loan and lease portfolio, including mortgage loans held for sale, consists of the following ($000's):

                                                      June 30,    December 31,    June 30,
                                                        2003          2002          2002
                                                   ------------- ------------- -------------
Commercial, financial and agricultural            $   7,129,832 $   6,867,091 $   6,138,083
Cash flow hedging instruments at fair value              16,276         4,423         7,756
                                                   ------------- ------------- -------------
Total commercial, financial and agricultural          7,146,108     6,871,514     6,145,839

Real estate:
   Construction                                       1,187,777     1,058,144       937,648
   Residential mortgage                               6,924,069     6,758,650     5,939,553
   Commercial mortgage                                6,941,263     6,586,332     5,544,479
                                                   ------------- ------------- -------------
Total real estate                                    15,053,109    14,403,126    12,421,680

Personal                                              2,011,826     1,852,202     1,490,252
Lease financing                                         687,776       782,004       860,936
                                                   ------------- ------------- -------------
      Total loans and leases                      $  24,898,819 $  23,908,846 $  20,918,707
                                                   ============= ============= =============

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

  7.   Sale of Receivables

       During the second quarter of 2003, $185.1 million of automobile loans were sold in securitization transactions. Gains of $3.0 million were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations in the current quarter amounted to $2.7 million.

       Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the second quarter were as follows (rate per annum):

          Prepayment speed (CPR)                         19-35%
          Weighted average life (in months)               19.4
          Weighted average expected credit losses
            (based on original balance)                   0.49%
          Residual cash flow discount rate                12.0%
          Variable returns to transferees           Forward one month
                                                       LIBOR yield curve

       At June 30, 2003, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following:

                                                                                   Total
                                                    Securitized    Portfolio      Managed
                                                   ------------  ------------  -----------
Loan balances                                     $    851,157  $    148,434  $    999,591
Principal amounts of loans 60
   days or more past due                                 1,391           251         1,642
Net credit losses (recoveries) year to date              1,021            (5)        1,016

       During the second quarter of 2003, the Corporation recognized an impairment loss of approximately $4.1 million, which is included in net investment securities losses in the Consolidated Statements of Income. The difference between revised assumptions compared to the initial expected assumptions were deemed to be other than temporary.

  8.   Goodwill and Other Intangibles:

       The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (dollars in thousands):

                                            Banking      Metavante       Others        Total
                                         ------------  ------------  ------------  ------------
Goodwill balance as of January 1, 2003  $    801,977  $    136,672  $      4,687  $    943,336
Goodwill acquired during the period               --            --            --            --
Purchase accounting adjustments                8,036         1,516            --         9,552
                                         ------------  ------------  ------------  ------------
Goodwill balance as of June 30, 2003    $    810,013  $    138,188  $      4,687  $    952,888
                                         ============  ============  ============  ============

       Purchase accounting adjustments for the banking segment in the first and second quarters of 2003 were primarily due to the adjustments required to be made to the initial estimates of fair value for the loans acquired and the deposits and borrowings assumed in the acquisition of Mississippi Valley Bancshares, Inc., partially offset by the reduction of goodwill allocated to the sale of two branches, during the second quarter.

       Purchase accounting adjustments for Metavante in the first and second quarters of 2003, represent the net effect of additional contingent consideration paid as a result of revenue targets being achieved, offset by the return of consideration placed in escrow associated with acquisitions completed in 2001 and adjustments required to be made to the initial estimates of fair value associated with the PayTrust, Inc. acquisition.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

       At June 30, 2003, the Corporation's other intangible assets consisted of the following (dollars in thousands):

                                                                   June 30, 2003
                                                      ----------------------------------------
                                                          Gross        Accum-          Net
                                                        Carrying       ulated       Carrying
                                                         Amount         Amort         Value
                                                      ------------  ------------  ------------
Other intangible assets:
  Core deposit intangible                            $    161,028  $     57,442  $    103,586
  Data processing contract rights/customer lists           33,651        11,215        22,436
  Trust customers                                             750           100           650
  Tradename                                                 2,500           625         1,875
                                                      ------------  ------------  ------------
                                                     $    197,929  $     69,382  $    128,547
                                                      ============  ============  ============
Mortgage loan servicing rights                       $     38,969 $     35,591 $      3,378
                                                      ============  ============  ============

  9.   The Corporation's deposit liabilities consists of the following
       ($000's):

                                                      June 30,    December 31,    June 30,
                                                        2003          2002          2002
                                                   ------------- ------------- -------------
Noninterest bearing demand                        $   4,652,703 $   4,461,880 $   3,649,761

Savings and NOW                                       9,392,962     9,225,899     7,976,263
CD's $100,000 and over                                3,713,100     2,793,793     2,279,449
Cash flow hedge-Institutional CDs                        21,584        18,330         4,753
                                                   ------------- ------------- -------------
   Total CD's $100,000 and over                       3,734,684     2,812,123     2,284,202

Other time deposits                                   2,756,922     2,979,502     2,838,924
Foreign deposits                                      1,732,869       914,302     1,398,890
                                                   ------------- ------------- -------------
      Total deposits                              $  22,270,140 $  20,393,706 $  18,148,040
                                                   ============= ============= =============

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

       At June 30, 2003, interest rate swaps designated as trading consisted of $1.1 billion in notional amount of receive fixed/pay floating with an aggregate positive fair value of $23.8 million and $0.7 billion in notional amount of pay fixed/receive floating with an aggregate negative fair value of $16.3 million.

       At June 30, 2003, the notional value of interest rate futures designated as trading was $3.1 billion with a negative fair value of $0.3 million.

       Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

       Hedging Instruments
       -------------------
       The following table presents information with respect to the Corporation's fair value hedges.

Fair Value Hedges
June 30, 2003                                                                     Weighted
                                                       Notional        Fair       Average
         Hedged                    Hedging              Amount        Value      Remaining
          Item                   Instrument           ($ in mil)    ($ in mil)   Term (Yrs)
-------------------------    -------------------    ------------  -------------  -----------
Callable CDs                 Receive Fixed Swap    $       230.0 $         0.7          6.8

Medium Term Notes            Receive Fixed Swap            202.9          18.2          3.7

Institutional CDs            Receive Fixed Swap            100.0           0.2          0.8

       For the three and six months ended June 30, 2003, the impact from fair value hedges to net interest income was a positive $6.8 million and $14.0 million, respectively.

       The following table presents information with respect to the Corporation's cash flow hedges.

Cash Flow Hedges
June 30, 2003                                                                     Weighted
                                                       Notional        Fair       Average
         Hedged                    Hedging              Amount        Value      Remaining
          Item                   Instrument           ($ in mil)    ($ in mil)   Term (Yrs)
-------------------------    -------------------    ------------  -------------  -----------
Variable Rate Loans          Receive Fixed Swap    $       600.0 $        16.3          4.4

Institutional CDs              Pay Fixed Swap              820.0         (21.6)         1.6

Fed Funds Purchased            Pay Fixed Swap              860.0         (45.8)         1.8

FHLB Advances                  Pay Fixed Swap              610.0         (60.5)         3.6

       For the three and six months ended June 30, 2003, the impact from cash flow hedges to net interest income was a negative $17.4 million and $35.8 million, respectively.

       During the second quarter of 2003, the Corporation announced that it would redeem all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust, and MVBI Capital Trust would redeem all of its currently outstanding Floating Rate Trust Preferred Securities at an aggregate liquidation amount of $14.95 million. In conjunction with the redemption on July 31, 2003, during the second quarter the Corporation terminated the associated interest rate swap designated as a cash flow hedge. The loss in accumulated other comprehensive income aggregating $1.4 million ($0.9 million after tax), was charged to other expense during the second quarter of 2003.

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

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

 11.   Segments

       The following represents the Corporation's operating segments as of and for the three and six months ended June 30, 2003 and 2002. There have not been any changes to the way the Corporation organizes its segments or reports segment financial information. Fees - Intercompany represent intercompany revenues charged to other segments for providing certain services. Expenses - Intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - Intercompany are not the costs of that segment's reported intercompany revenues. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                               Three Months Ended June 30, 2003
                               ---------------------------------------------------------------------------------------
                                                                            Reclass-
                                                                           ifications                         Consol-
                                                                Corporate    & Elim-      Sub-    Excluded    idated
                                Banking    Metavante   Others    Overhead    nations     total     Charges    Income
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Revenues:
   Net interest income        $    261.9 $     (0.5)$      8.0 $     (5.4)$       -- $    264.0 $       -- $    264.0
   Fees - Other                     94.0      158.0       40.7        2.0         --      294.7         --      294.7
   Fees - Intercompany              14.7       18.0        9.2         --      (41.9)       --          --         --
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total revenues                     370.6      175.5       57.9       (3.4)     (41.9)     558.7         --      558.7

Expenses:
   Expenses - Other                145.1      142.5       31.8       16.8       (0.5)     335.7         --      335.7
   Expenses - Intercompany          24.8        9.3        8.6       (1.3)     (41.4)       --          --         --
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total expenses                     169.9      151.8       40.4       15.5      (41.9)     335.7         --      335.7
Provision for loan
   and lease losses                 19.0         --        0.6         --         --       19.6         --       19.6
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Income before taxes                181.7       23.7       16.9      (18.9)        --      203.4         --      203.4
Income tax expense                  60.0        9.8        6.3       (7.4)        --       68.7         --       68.7
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Segment income                $    121.7 $     13.9 $     10.6 $    (11.5)$       -- $    134.7 $       -- $    134.7
                               ========== ========== ========== ========== ========== ========== ========== ==========

Identifiable assets           $ 32,991.3 $    879.6 $    715.5 $    476.4 $   (996.7)$ 34,066.1 $       -- $ 34,066.1
                               ========== ========== ========== ========== ========== ========== ========== ==========

Return on average equity            16.7 %     16.2 %     18.2 %                                                 16.9 %
                               ========== ========== ==========                                             ==========

                                                               Three Months Ended June 30, 2002
                               ---------------------------------------------------------------------------------------
                                                                            Reclass-
                                                                           ifications                         Consol-
                                                                Corporate    & Elim-      Sub-    Excluded    idated
                                Banking    Metavante   Others    Overhead    nations     total     Charges    Income
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Revenues:
   Net interest income        $    249.6 $     (1.0)$      6.7 $     (5.3)$       -- $    250.0 $       -- $    250.0
   Fees - Other                     76.5      146.3       40.1        1.3       (0.1)     264.1         --      264.1
   Fees - Intercompany              11.8       16.5        5.5         --      (33.8)        --         --         --
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total revenues                     337.9      161.8       52.3       (4.0)     (33.9)     514.1         --      514.1

Expenses:
   Expenses - Other                134.2      137.7       25.0       23.2       (2.1)     318.0         --      318.0
   Expenses - Intercompany          18.8        5.9        8.7       (1.6)     (31.8)        --         --         --
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total expenses                     153.0      143.6       33.7       21.6      (33.9)     318.0         --      318.0
Provision for loan
   and lease losses                 16.7         --        0.3         --         --       17.0         --       17.0
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Income before taxes                168.2       18.2       18.3      (25.6)        --      179.1         --      179.1
Income tax expense                  53.8        7.5        7.1       (9.7)        --       58.7         --       58.7
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Segment income                $    114.4 $     10.7 $     11.2 $    (15.9)$       -- $    120.4 $       -- $    120.4
                               ========== ========== ========== ========== ========== ========== ========== ==========

Identifiable assets           $ 28,087.9 $    700.8 $    588.1 $    389.1 $   (641.5)$ 29,124.4 $       -- $ 29,124.4
                               ========== ========== ========== ========== ========== ========== ========== ==========

Return on average equity            18.0 %     14.4 %     20.1 %                                                 17.7 %
                               ========== ========== ==========                                             ==========

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2003 & 2002 (Unaudited)

                                                                Six Months Ended June 30, 2003
                               ---------------------------------------------------------------------------------------
                                                                            Reclass-
                                                                           ifications                         Consol-
                                                                Corporate    & Elim-      Sub-    Excluded    idated
                                Banking    Metavante   Others    Overhead    nations     total     Charges    Income
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Revenues:
   Net interest income        $    524.4 $     (1.5)$     15.7 $    (10.2)$       -- $    528.4 $       -- $    528.4
   Fees - Other                    185.6      315.1       81.9        2.7       (0.1)     585.2         --      585.2
   Fees - Intercompany              28.2       34.9       16.4         --      (79.5)        --         --         --
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total revenues                     738.2      348.5      114.0       (7.5)     (79.6)   1,113.6         --    1,113.6

Expenses:
   Expenses - Other                288.2      284.1       62.4       34.1         --      668.8        2.5      671.3
   Expenses - Intercompany          45.5       17.3       17.8       (1.0)     (79.6)        --         --         --
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total expenses                     333.7      301.4       80.2       33.1      (79.6)     668.8        2.5      671.3
Provision for loan
   and lease losses                 36.7         --        8.6         --         --       45.3         --       45.3
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Income before taxes                367.8       47.1       25.2      (40.6)        --      399.5       (2.5)     397.0
Income tax expense                 121.7       19.5       10.0      (15.9)        --      135.3       (1.0)     134.3
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Segment income                $    246.1 $     27.6 $     15.2 $    (24.7)$       -- $    264.2 $     (1.5)$    262.7
                               ========== ========== ========== ========== ========== ========== ========== ==========

Identifiable assets           $ 32,991.3 $    879.6 $    715.5 $    476.4 $   (996.7)$ 34,066.1 $       -- $ 34,066.1
                               ========== ========== ========== ========== ========== ========== ========== ==========

Return on average equity            17.1 %     16.5 %     13.2 %                                                 16.8 %
                               ========== ========== ==========                                             ==========

       Metavante's segment income excludes charges for the six months ended June 30, 2003 for certain transition expenses associated with the integration of the July 2002 PayTrust, Inc. acquisition which are included in "Excluded Charges."

                                                                Six Months Ended June 30, 2002
                               ---------------------------------------------------------------------------------------
                                                                            Reclass-
                                                                           ifications                         Consol-
                                                                Corporate    & Elim-      Sub-    Excluded    idated
                                Banking    Metavante   Others    Overhead    nations     total     Charges    Income
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Revenues:
   Net interest income        $    489.4 $     (2.0)$     13.4 $    (10.5)$       -- $    490.3 $       -- $    490.3
   Fees - Other                    149.8      291.4       79.8        2.6       (0.4)     523.2         --      523.2
   Fees - Intercompany              22.0       32.4       11.1         --      (65.5)        --         --         --
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total revenues                     661.2      321.8      104.3       (7.9)     (65.9)   1,013.5         --    1,013.5

Expenses:
   Expenses - Other                258.9      275.4       52.2       47.7       (2.6)     631.6         --      631.6
   Expenses - Intercompany          36.4       11.3       17.3       (1.7)     (63.3)       0.0         --         --
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total expenses                     295.3      286.7       69.5       46.0      (65.9)     631.6         --      631.6
Provision for loan
   and lease losses                 31.6         --        0.6         --         --       32.2         --       32.2
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Income before taxes                334.3       35.1       34.2      (53.9)        --      349.7         --      349.7
Income tax expense                 105.8       14.5       13.6      (20.3)        --      113.6         --      113.6
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Segment income                $    228.5 $     20.6 $     20.6 $    (33.6)$       -- $    236.1 $       -- $    236.1
                               ========== ========== ========== ========== ========== ========== ========== ==========

Identifiable assets           $ 28,087.9 $    700.8 $    588.1 $    389.1 $   (641.5)$ 29,124.4 $       -- $ 29,124.4
                               ========== ========== ========== ========== ========== ========== ========== ==========

Return on average equity            18.7 %     14.3 %     18.6 %                                                 17.9 %
                               ========== ========== ==========                                             ==========

       Total Revenue by type in All Others consists of the following:

                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                               ---------------------   ---------------------
                                  2003       2002         2003       2002
                               ---------- ----------   ---------- ----------
Trust Services                $     31.3 $     31.1   $     61.2 $     62.0
Residential Mortgage Banking        14.9        8.5         27.6       17.7
Capital Markets                      0.2        0.2          2.0       (0.3)
Brokerage and Insurance              5.8        6.6         11.6       13.1
Commercial Leasing                   3.7        3.7          7.5        7.6
Commercial Mortgage Banking          1.3        1.3          2.6        2.2
Others                               0.7        0.9          1.5        2.0
                               ---------- ----------   ---------- ----------
   Total revenue              $     57.9 $     52.3   $    114.0 $    104.3
                               ========== ==========   ========== ==========

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                              Three Months Ended June 30,
                                                             ----------------------------
                                                                  2003           2002
                                                             -------------  -------------
Assets
------
Cash and due from banks                                     $     746,737  $     698,182

Investment securities:
   Trading securities                                              24,729         12,932
   Short-term investments                                         282,557        907,098
   Other investment securities:
      Taxable                                                   4,041,583      3,160,500
      Tax-exempt                                                1,176,175      1,236,252
                                                             -------------  -------------
Total investment securities                                     5,525,044      5,316,782

Total loans and leases                                         24,398,674     20,392,703
Less: Allowance for loan and lease losses                         345,233        291,919
                                                             -------------  -------------
Net loans and leases                                           24,053,441     20,100,784

Premises and equipment, net                                       441,803        415,940
Accrued interest and other assets                               2,531,549      1,952,720
                                                             -------------  -------------
Total Assets                                                $  33,298,574  $  28,484,408
                                                             =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                      $   4,072,645  $   3,360,327
   Interest bearing                                            18,069,128     15,235,115
                                                             -------------  -------------
Total deposits                                                 22,141,773     18,595,442

Funds purchased and security repurchase agreements              2,634,792      2,285,523
Other short-term borrowings                                       569,678      1,577,361
Long-term borrowings                                            3,699,813      2,414,191
Accrued expenses and other liabilities                          1,052,205        883,472
                                                             -------------  -------------
Total liabilities                                              30,098,261     25,755,989

Shareholders' equity                                            3,200,313      2,728,419
                                                             -------------  -------------
Total Liabilities and Shareholders' Equity                  $  33,298,574  $  28,484,408
                                                             =============  =============

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                               Six Months Ended June 30,
                                                             ----------------------------
                                                                  2003           2002
                                                             -------------  -------------
Assets
------
Cash and due from banks                                     $     755,183  $     674,003

Investment securities:
   Trading securities                                              21,569         11,278
   Short-term investments                                         270,039        996,036
   Other investment securities:
      Taxable                                                   3,962,950      3,047,285
      Tax-exempt                                                1,186,673      1,232,808
                                                             -------------  -------------
Total investment securities                                     5,441,231      5,287,407

Total loans and leases                                         24,150,954     19,924,364
Less: Allowance for loan and lease losses                         345,145        285,961
                                                             -------------  -------------
Net loans and leases                                           23,805,809     19,638,403

Premises and equipment, net                                       442,656        407,841
Accrued interest and other assets                               2,523,553      1,909,170
                                                             -------------  -------------
Total Assets                                                $  32,968,432  $  27,916,824
                                                             =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                      $   3,967,157  $   3,272,763
   Interest bearing                                            17,679,972     14,545,517
                                                             -------------  -------------
Total deposits                                                 21,647,129     17,818,280

Funds purchased and security repurchase agreements              2,826,174      2,323,701
Other short-term borrowings                                       579,773      1,843,189
Long-term borrowings                                            3,698,908      2,420,926
Accrued expenses and other liabilities                          1,065,982        846,692
                                                             -------------  -------------
Total liabilities                                              29,817,966     25,252,788

Shareholders' equity                                            3,150,466      2,664,036
                                                             -------------  -------------
Total Liabilities and Shareholders' Equity                  $  32,968,432  $  27,916,824
                                                             =============  =============

Net income for the second quarter of 2003 amounted to $134.7 million compared to $120.4 million for the same period in the prior year. Basic and diluted earnings per share were $0.59 for the three months ended June 30, 2003, compared with $0.56 and $0.54, respectively for the three months ended June 30, 2002. The return on average assets and average equity was 1.62% and 16.88% for the quarter ended June 30, 2003, and 1.70% and 17.70% for the quarter ended June 30, 2002.

Net income for the six months ended June 30, 2003, amounted to $262.7 million compared to $236.1 million for the first half of the prior year. Basic and diluted earnings per share were $1.16 and $1.15, respectively for the six months ended June 30, 2003, compared with $1.11 and $1.07, respectively for the six months ended June 30, 2002. The return on average assets and average equity was 1.61% and 16.81% for the six months ended June 30, 2003, and 1.71% and 17.87% for the six months ended June 30, 2002.

The results of operations and financial position as of and for the three and six months ended June 30, 2003, include the effects of Metavante's acquisition of PayTrust, Inc. ("PayTrust") in the third quarter of 2002 and the Corporation's banking acquisitions of Richfield State Agency, Inc. and Century Bancshares, Inc. which both closed on March 1, 2002 and the acquisition of Mississippi Valley Bancshares, Inc. ("Southwest") which closed on October 1, 2002. All acquisitions were accounted for using the purchase method of accounting and accordingly the results of operations and financial position are included from the dates the transactions were closed.

Net income for the first half of 2003 includes the final transition charges related to the integration of Metavante's July 2002 acquisition of PayTrust. Acquisition related transition expenses associated with PayTrust amounted to $1.5 million (after-tax) or $.01 per diluted share in the first quarter of 2003. Total cumulative transition expenses with respect to PayTrust, which were incurred in the third and fourth quarters of 2002 and the first quarter of 2003, amounted to $5.7 million after-tax which was in line with the previously announced estimate of transition expenses of approximately $6.0 million after-tax.

                            NET INTEREST INCOME
                            -------------------
Net interest income for the second quarter of 2003 amounted to $263.9 million compared to $250.0 million reported for the second quarter of 2002. For the six months ended June 30, 2003, net interest income amounted to $528.4 million compared to $490.3 million for the six months ended June 30, 2002. Loan growth and increased spreads on certain loan products and the impact of the 2002 banking acquisitions contributed to the increase in net interest income. Factors negatively affecting net interest income included accelerated levels of prepayments, asset repricing in excess of deposit repricing, the impact from lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements and the cash expenditures for common share buybacks and acquisitions in the prior year.

Average earning assets in the second quarter of 2003 increased $4.2 billion or 16.4% and on a year-to-date basis increased $4.4 billion or 17.4% compared to the same periods a year ago. Average loans and leases accounted for $4.0 billion of the quarter over quarter growth and $4.2 billion of the year-to-date period over period growth in earning assets. Average investment securities increased $0.8 billion and other short-term investments declined $0.6 billion in the second quarter of 2003 compared to the second quarter of 2002. On a comparative average year-to-date basis, average investment securities increased $0.9 billion and other short-term investments declined $0.7 billion in the six months ended June 30, 2003, compared to the first half of 2002. The Corporation estimates that approximately $1.6 billion and $1.9 billion of the average loan and lease growth in the three and six months ended June 30, 2003 compared to like periods in the prior year, was attributable to the 2002 banking acquisitions.

Average interest bearing liabilities increased $3.5 billion or 16.1% in the second quarter of 2003 compared to the same period in 2002. For the six months ended June 30, 2003, average interest bearing liabilities increased $3.7 billion or 17.3% over the comparable period. Average interest bearing deposits increased $2.8 billion or 18.6% in the second quarter of 2003 compared to the second quarter of last year. On a year-to-date basis, average interest bearing deposits increased $3.1 billion or 21.5% in the six months ended June 30, 2003, compared to the first half of 2002. Average borrowings increased $0.6 billion or 10.0% in the second quarter of 2003 and increased $0.5 billion or 7.8% in the first half of 2003 compared to the same periods in 2002. The Corporation estimates that approximately $1.5 billion and $1.7 billion of the average interest bearing deposit growth in the three and six months ended June 30, 2003 compared to like periods in the prior year, was attributable to the 2002 banking acquisitions.

Average noninterest bearing deposits increased $0.7 billion or 21.2% in both the three and six months ended June 30, 2003, compared to the same periods last year. Approximately $0.2 billion of the growth in average noninterest bearing deposits in the three and six months ended June 30, 2003, compared to the same periods in 2002 was attributable to the 2002 banking acquisitions.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                  Consolidated Average Loans and Leases
                  -------------------------------------

                                     2003                   2002               Growth Pct.
                              -----------------  -------------------------- ----------------
                                Second   First     Fourth   Third    Second           Prior
                               Quarter  Quarter   Quarter  Quarter  Quarter  Annual  Quarter
                              -------- --------  -------- -------- -------- ------- --------
Commercial
   Commercial                $  7,043 $  6,827  $  6,636 $  5,998 $  6,087   15.7 %    3.2 %

   Commercial real estate
      Commercial mortgages      6,859    6,677     6,464    5,617    5,491   24.9      2.7
      Construction                977      934       896      799      697   40.1      4.6
                              -------- --------  -------- -------- -------- ------- --------
   Total commercial
      real estate               7,836    7,611     7,360    6,416    6,188   26.6      2.9

   Commercial lease financing     390      394       395      384      391   (0.4)    (1.0)
                              -------- --------  -------- -------- -------- ------- --------
Total Commercial               15,269   14,832    14,391   12,798   12,666   20.5      2.9

Personal
   Residential real estate
      Residential mortgages     2,705    2,623     2,741    2,545    2,371   14.1      3.1
      Construction                189      175       156      150      137   37.4      8.3
                              -------- --------  -------- -------- -------- ------- --------
   Total residential
      real estate               2,894    2,798     2,897    2,695    2,508   15.4      3.4

   Personal loans
      Student                      97      107        94       86      116  (16.4)    (9.5)
      Credit card                 191      187       182      172      163   16.9      1.9
      Home equity loans
         and lines              4,075    4,048     3,873    3,543    3,518   15.8      0.7
      Other                     1,551    1,561     1,445    1,198      934   66.1     (0.6)
                              -------- --------  -------- -------- -------- ------- --------
   Total personal loans         5,914    5,903     5,594    4,999    4,731   25.0      0.2

   Personal lease financing       322      367       406      449      488  (34.0)   (12.3)
                              -------- --------  -------- -------- -------- ------- --------
Total Personal                  9,130    9,068     8,897    8,143    7,727   18.2      0.7
                              -------- --------  -------- -------- -------- ------- --------
Total Consolidated Average
   Loans and Leases          $ 24,399 $ 23,900  $ 23,288 $ 20,941 $ 20,393   19.6 %    2.1 %
                              ======== ========  ======== ======== ======== ======= ========

Compared with the second quarter of 2002, total consolidated average loans and leases increased $4.0 billion or 19.6%. Approximately $1.6 billion of average total consolidated loan and lease growth in the second quarter of 2003 was attributable to the 2002 banking acquisitions. Excluding the impact of these acquisitions, total average commercial loans and leases increased $1.2 billion and was driven by average commercial real estate loans which grew approximately $0.9 billion. Total average personal loans and leases increased $1.2 billion excluding the impact of acquisitions. Average personal loan and lease growth, excluding acquisitions, was driven primarily by growth in home equity loans and lines of $0.5 billion with the remainder of the growth attributable to indirect auto loans and residential real estate mortgage and construction loans. From a production standpoint, residential real estate loan closings increased 32% in the current quarter compared to the first quarter of 2003. The current application volume appears to be strong but slowing.

Generally, the Corporation sells residential real estate production in the secondary market, although throughout 2002 as well as the first six months of 2003, selected loans with wider spreads and adjustable rate characteristics were retained in the portfolio and serve as a potential source of liquidity in the future. Residential real estate loans sold to investors amounted to $1.1 billion in the second quarter of 2003 compared to $0.4 billion in the second quarter of the prior year. For the six months ended June 30, 2003, and 2002, residential real estate loans sold to investors amounted to $2.1 billion and $0.9 billion, respectively. At June 30, 2003, and 2002, the Corporation had approximately $0.3 billion and $0.1 billion of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $17.0 million in the second quarter of 2003 compared to $4.5 million in the second quarter of last year and are reported as a component of mortgage banking revenue in the consolidated statements of income. For the six months ended June 30, 2003, and 2002, gains from the sale of mortgage loans amounted to $30.3 million and $10.6 million, respectively.

Auto loans securitized and sold in the second quarter of 2003 amounted to $0.2 billion compared to $0.1 billion in the second quarter of last year. For the six months ended June 30, 2003, and 2002, auto loans securitized and sold amounted to $0.3 billion and $0.2 billion, respectively. Gains from the sale and securitization of auto loans amounted to $3.0 million in the current quarter compared to $1.5 million in the same period last year. For the six months ended June 30, 2003, and 2002, gains from the sale and securitization of auto loans amounted to $5.3 million and $3.0 million, respectively.

During the second quarter of 2003, the Corporation also sold $30.3 million of student loans. Gains from the sale of student loans amounted to $1.3 million in the current quarter. The Corporation anticipates that it will continue to divest narrower interest rate spread assets through sale or securitization in future periods.

The rate of growth experienced in commercial loans has largely been the result of attracting new customers in all of the Corporation's markets. Existing customers are generally not increasing their credit needs but appear to be successfully managing their businesses through the slower economic conditions and lower revenue levels. The Corporation's commercial lending activities have historically fared well as the economy strengthens and it anticipates loan demand for existing customers will slowly strengthen reflecting the condition of its markets in future quarters. Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary consumer loan product. The Corporation anticipates these products will continue to drive growth to the consumer side of its banking activities even as the recent refinance activity for mortgages slows.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                        Consolidated Average Deposits
                        -----------------------------

                                     2003                   2002               Growth Pct.
                              -----------------  -------------------------- ----------------
                                Second   First     Fourth   Third    Second           Prior
                               Quarter  Quarter   Quarter  Quarter  Quarter  Annual  Quarter
                              -------- --------  -------- -------- -------- ------- --------
Bank issued deposits
   Noninterest bearing deposits
      Commercial             $  2,799 $  2,666  $  2,811 $  2,432 $  2,275   23.0 %   5.0 %
      Personal                    818      761       728      711      729   12.3     7.5
      Other                       456      433       439      363      357   27.7     4.9
                              -------- --------  -------- -------- -------- ------- --------
   Total noninterest
      bearing deposits          4,073    3,860     3,978    3,506    3,361   21.2     5.5

   Interest bearing deposits
      Savings and NOW           3,139    2,896     2,733    2,420    2,252   39.3     8.4
      Money market              6,135    6,274     6,443    5,556    5,727    7.1    (2.2)
      Foreign activity            861      867       891      733      686   25.4    (0.8)
                              -------- --------  -------- -------- -------- ------- --------
   Total interest
      bearing deposits         10,135   10,037    10,067    8,709    8,665   17.0     1.0

   Time deposits
      Other CDs and
         time deposits          2,791    2,905     3,033    2,756    2,868   (2.7)   (3.9)
      CDs greater
         than $100,000            628      662       680      634      657   (4.3)   (5.1)
                              -------- --------  -------- -------- -------- ------- --------
   Total time deposits          3,419    3,567     3,713    3,390    3,525   (3.0)   (4.2)
                              -------- --------  -------- -------- -------- ------- --------
Total bank issued deposits     17,627   17,464    17,758   15,605   15,551   13.3     0.9

Wholesale deposits
   Money market                    75       77        75       74       75    0.6    (1.9)
   Brokered CDs                 3,048    2,682     1,584    1,606    1,621   88.0    13.7
   Foreign time                 1,392      924     1,206    1,001    1,348    3.2    50.5
                              -------- --------  -------- -------- -------- ------- --------
Total wholesale deposits        4,515    3,683     2,865    2,681    3,044   48.3    22.6
                              -------- --------  -------- -------- -------- ------- --------
Total consolidated
   average deposits          $ 22,142 $ 21,147  $ 20,623 $ 18,286 $ 18,595   19.1 %   4.7 %
                              ======== ========  ======== ======== ======== ======= ========

Total average deposits increased $3.5 billion or 19.1% in the second quarter of 2003 compared to the second quarter of 2002. The Corporation believes that annual deposit growth better reflects trends due to the seasonality that occurs between quarters. Average deposits associated with the 2002 banking acquisitions accounted for approximately $1.7 billion of the second quarter 2003 versus 2002 quarterly average deposit growth. Excluding the effect of these acquisitions, noninterest bearing deposits increased $0.5 billion while bank-issued interest bearing activity accounts increased $0.4 billion. The growth in bank-issued transaction deposits reflects the successful sales focus on certain activity accounts particularly in the new and expanded markets. Excluding acquisitions, average bank-issued time deposits declined $0.6 billion. M&I's markets have continued to experience some unprofitable pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels. The Corporation has elected not to pursue such relationships. The Corporation believes this strategy serves to help stabilize the interest margin, given the current rate environment, both now and in future periods when market rates begin to rise and these deposit accounts rapidly reprice.

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

Compared with the second quarter of 2002, average wholesale deposits increased $1.5 billion in the current quarter. The Corporation has made greater use of wholesale funding alternatives, especially institutional CDs, during the latter half of 2002 and 2003. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships as previously discussed.

During the second quarter of 2003, $10.0 million of the banking segment's borrowings from the Federal Home Loan Bank matured. MiNotes aggregating $13.1 million were issued during the second quarter of 2003. During the second quarter of 2003, the Corporation announced that it would redeem all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust and MVBI Capital Trust would redeem all of its currently outstanding Floating Rate Trust Preferred Securities at an aggregate liquidation amount of $14.95 million. The Floating Rate Trust Preferred Securities were redeemed on July 31, 2003.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and six months ended June 30, 2003 and 2002, are presented in the following tables ($ in millions):

                    Consolidated Yield and Cost Analysis
                    ------------------------------------

                                          Three Months Ended             Three Months Ended
                                             June 30, 2003                  June 30, 2002
                                    ------------------------------ ------------------------------
                                                          Average                        Average
                                      Average            Yield or    Average            Yield or
                                      Balance  Interest  Cost (b)    Balance  Interest  Cost (b)
                                   ------------------------------- ------------------------------
Loans and leases: (a)
   Commercial loans and leases     $  7,432.7 $    86.6    4.68 % $  6,478.2 $    86.3    5.35 %
   Commercial real estate loans       7,835.8     112.4    5.75      6,187.6     103.1    6.68
   Residential real estate loans      2,894.0      43.8    6.07      2,508.2      44.3    7.08
   Home equity loans and lines        4,074.8      59.0    5.81      3,517.7      59.0    6.73
   Personal loans and leases          2,161.4      29.8    5.53      1,701.0      29.4    6.93
                                    ---------- ---------  ------   ---------- ---------  ------
Total loans and leases               24,398.7     331.6    5.45     20,392.7     322.1    6.34

Investment securities (b):
   Taxable                            4,041.6      41.3    4.15      3,160.5      49.6    6.47
   Tax Exempt (a)                     1,176.2      21.7    7.57      1,236.3      22.9    7.50
                                    ---------- ---------  ------   ---------- ---------  ------
Total investment securities           5,217.8      63.0    4.92      4,396.8      72.5    6.76

Trading securities (a)                   24.7       0.1    0.94         12.9       0.1    3.88

Other short-term investments            282.5       0.7    1.01        907.1       3.4    1.53
                                    ---------- ---------  ------   ---------- ---------  ------
Total interest earning assets      $ 29,923.7 $   395.4    5.31 % $ 25,709.5 $   398.1    6.24 %
                                    ========== =========  ======   ========== =========  ======

Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $ 10,134.8 $    20.7    0.82 % $  8,665.4 $    26.8    1.24 %
      Bank issued time deposits       3,418.9      21.6    2.54      3,525.0      28.8    3.27
                                    ---------- ---------  ------   ---------- ---------  ------
   Total bank issued deposits        13,553.7      42.3    1.25     12,190.4      55.6    1.83
   Wholesale deposits                 4,515.4      18.0    1.60      3,044.7      17.8    2.34
                                    ---------- ---------  ------   ---------- ---------  ------
Total interest bearing deposits      18,069.1      60.3    1.34     15,235.1      73.4    1.93

Short-term borrowings                 3,204.5      21.0    2.63      3,862.9      37.8    3.93
Long-term borrowings                  3,699.8      42.3    4.58      2,414.2      28.9    4.81
                                    ---------- ---------  ------   ---------- ---------  ------
Total interest bearing liabilities $ 24,973.4 $   123.6    1.98 % $ 21,512.2 $   140.1    2.61 %
                                    ========== =========  ======   ========== =========  ======
Net interest margin (FTE) as a
   percent of average earning assets          $   271.8    3.65 %            $   258.0    4.04 %
                                               =========  ======              =========  ======
Net interest spread (FTE)                                  3.33 %                         3.63 %
                                                          ======                         ======

                    Consolidated Yield and Cost Analysis
                    ------------------------------------

                                           Six Months Ended              Six Months Ended
                                             June 30, 2003                 June 30, 2002
                                    ------------------------------ ------------------------------
                                                          Average                        Average
                                      Average            Yield or    Average            Yield or
                                      Balance  Interest  Cost (b)    Balance  Interest  Cost (b)
                                   ------------------------------- ------------------------------
Loans and leases: (a)
   Commercial loans and leases     $  7,327.3 $   170.4    4.69 %  $  6,368.6 $   169.7    5.37 %
   Commercial real estate loans       7,724.4     224.3    5.86       6,021.2     201.9    6.76
   Residential real estate loans      2,846.1      87.9    6.23       2,492.5      88.3    7.14
   Home equity loans and lines        4,061.6     118.5    5.88       3,348.0     113.3    6.83
   Personal loans and leases          2,191.5      61.3    5.64       1,694.1      59.4    7.07
                                    ---------- ---------  ------   ---------- ---------  ------
Total loans and leases               24,150.9     662.4    5.53      19,924.4     632.6    6.40

Investment securities (b):
   Taxable                            3,963.0      87.1    4.50       3,047.3     100.4    6.83
   Tax Exempt (a)                     1,186.7      43.9    7.61       1,232.8      45.5    7.51
                                    ---------- ---------  ------   ---------- ---------  ------
Total investment securities           5,149.7     131.0    5.21       4,280.1     145.9    7.03

Trading securities (a)                   21.6       0.1    1.18          11.3       0.2    3.33

Other short-term investments            270.0       1.5    1.08         996.0       7.9    1.60
                                    ---------- ---------  ------   ---------- ---------  ------
Total interest earning assets      $ 29,592.2 $   795.0    5.43 %  $ 25,211.8 $   786.6    6.31 %
                                    ========== =========  ======   ========== =========  ======

Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $ 10,085.8 $    43.1    0.86 %  $  8,598.9 $    54.2    1.27 %
      Bank issued time deposits       3,492.7      45.4    2.62       3,528.7      61.3    3.50
                                    ---------- ---------  ------   ---------- ---------  ------
   Total bank issued deposits        13,578.5      88.5    1.31      12,127.6     115.5    1.92
   Wholesale deposits                 4,101.5      34.7    1.71       2,417.9      28.8    2.40
                                    ---------- ---------  ------   ---------- ---------  ------
Total interest bearing deposits      17,680.0     123.2    1.40      14,545.5     144.3    2.00

Short-term borrowings                 3,405.9      43.0    2.55       4,166.9      76.7    3.71
Long-term borrowings                  3,698.9      84.5    4.61       2,420.9      59.3    4.94
                                    ---------- ---------  ------   ---------- ---------  ------
Total interest bearing liabilities $ 24,784.8 $   250.7    2.04 %  $ 21,133.3 $   280.3    2.67 %
                                    ========== =========  ======   ========== =========  ======
Net interest margin (FTE) as a
percent of average earning assets             $   544.3    3.72 %             $   506.3    4.07 %
                                               =========  ======              =========  ======
Net interest spread (FTE)                                  3.39 %                          3.64 %
                                                          ======                         ======

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin, as a percent of average earning assets on a fully taxable equivalent basis ("FTE"), decreased 39 basis points from 4.04 percent in the second quarter 2002 to 3.65 percent in the second quarter of 2003. The yield on average interest earning assets decreased 93 basis points in the second quarter of 2003 compared to the second quarter of the prior year. The cost of bank issued interest bearing deposits in the current quarter decreased 58 basis points from the same quarter of the previous year. The increase in noninterest bearing deposits as previously discussed provided a benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) decreased 78 basis points in the current quarter compared to the second quarter of last year.

On a year-to-date basis, the net interest margin FTE decreased 35 basis points from 4.07 percent for the six months ended June 30, 2002 to 3.72 percent for the six months ended June 30, 2003. The yield on average interest earning assets decreased 88 basis points in the first half of 2003 compared to the first half of the prior year. The cost of bank issued interest bearing deposits decreased 61 basis points while the cost of other funding sources decreased 77 basis points for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

The Corporation expects that net interest income will continue to be affected by a number of factors. Solid balance sheet growth and increased loan spreads have been beneficial to net interest income in the first half of 2003. The current lower absolute level of interest rates and increased level of prepayments has shortened the expected life of many of the Corporation's financial assets. Lower reinvestment rates, holding assets with shorter lives and a conscious slowing in deposit re-pricing resulting from selectively lowering deposit rates, have negatively impacted net interest income. The Corporation continues to actively manage the repricing characteristics of its interest bearing assets and liabilities so as to minimize the long-term impact on net interest income as well as position itself to be able to retain those new deposit customers which the Corporation believes are more rate sensitive due to the current interest rate environment. These actions in the current interest rate environment could compromise net interest income in the near term. The Corporation anticipates the net interest margin as a percent of average earning assets will continue to decline somewhat over each of the next two quarters. Net interest income and the net interest margin can vary and continues to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.

           PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
           ------------------------------------------------------

The following tables present comparative consolidated credit quality information as of June 30, 2003, and the prior four quarters.

                           Nonperforming Assets
                           --------------------
                                  ($000's)

                                                       2003                          2002
                                              ---------------------- -----------------------------------
                                                Second      First       Fourth      Third       Second
                                               Quarter     Quarter     Quarter     Quarter     Quarter
                                              ---------- ----------- ----------- ----------- -----------
Nonaccrual                                   $  195,448 $   205,373 $   188,232 $   173,185 $   160,250

Renegotiated                                        304         312         326         305         314

Past due 90 days or more                          7,561       6,439       5,934       7,407       6,560

Total nonperforming loans and leases            203,313     212,124     194,492     180,897     167,124

Other real estate owned                          10,527       8,259       8,692       8,223       6,296
                                              ---------- ----------- ----------- ----------- -----------
Total nonperforming assets                   $  213,840 $   220,383 $   203,184 $   189,120 $   173,420
                                              ========== =========== =========== =========== ===========

Allowance for loan and lease losses          $  348,100 $   338,253 $   338,409 $   300,628 $   292,512
                                              ========== =========== =========== =========== ===========

                          Consolidated Statistics
                          -----------------------

                                                       2003                          2002
                                              ---------------------- -----------------------------------
                                                Second      First       Fourth      Third       Second
                                               Quarter     Quarter     Quarter     Quarter     Quarter
                                              ---------- ----------- ----------- ----------- -----------
Net charge-offs to average
   loans and leases annualized                     0.16 %      0.44 %      0.23 %      0.20 %      0.17 %
Total nonperforming loans and leases
   to total loans and leases                       0.82        0.88        0.81        0.84        0.80
Total nonperforming assets to total loans
   and leases and other real estate owned          0.86        0.91        0.85        0.88        0.83
Allowance for loan and lease losses
   to total loans and leases                       1.40        1.40        1.42        1.40        1.40
Allowance for loan and lease losses
   to total nonperforming loans and leases          171         159         174         166         175

                     Nonaccrual Loans and Leases By Type
                     -----------------------------------
                                   ($000's)

                                                       2003                          2002
                                              ---------------------- -----------------------------------
                                                Second      First       Fourth      Third       Second
                                               Quarter     Quarter     Quarter     Quarter     Quarter
                                              ---------- ----------- ----------- ----------- -----------
Commercial
   Commercial, financial and agricultural    $   77,389 $    93,400 $    81,433 $    78,421 $    62,349
   Lease financing receivables                    6,350       6,755       2,819       2,994       3,993
                                              ---------- ----------- ----------- ----------- -----------
Total commercial                                 83,739     100,155      84,252      81,415      66,342

Real estate
   Construction and land development                460       2,017         145          79       1,399
   Commercial mortgage                           46,346      42,241      46,179      37,408      40,933
   Residential mortgage                          63,843      59,547      56,166      52,590      50,079
                                              ---------- ----------- ----------- ----------- -----------
Total real estate                               110,649     103,805     102,490      90,077      92,411

Personal                                          1,060       1,413       1,490       1,693       1,497
                                              ---------- ----------- ----------- ----------- -----------
Total nonaccrual loans and leases            $  195,448 $   205,373 $   188,232 $   173,185 $   160,250
                                              ========== =========== =========== =========== ===========

             Reconciliation of Allowance for Loan and Lease Losses
             -----------------------------------------------------
                                   ($000's)

                                                       2003                          2002
                                              ---------------------- -----------------------------------
                                                Second      First       Fourth      Third       Second
                                               Quarter     Quarter     Quarter     Quarter     Quarter
                                              ---------- ----------- ----------- ----------- -----------
Beginning balance                            $  338,253 $   338,409 $   300,628 $   292,512 $   284,179

Provision for loan and lease losses              19,642      25,692      23,398      18,842      16,980

Allowance of banks and loans acquired                --          --      27,848          --          --

Loans and leases charged-off
   Commercial                                     6,619       2,256       8,276       6,482       3,740
   Real estate                                    3,739       3,130       3,074       2,113       2,580
   Personal                                       2,942       2,969       3,608       2,632       3,086
   Leases                                         1,191      20,060       2,496       2,053       1,767
                                              ---------- ----------- ----------- ----------- -----------
Total charge-offs                                14,491      28,415      17,454      13,280      11,173

Recoveries on loans and leases
   Commercial                                     2,624         902       1,525       1,070         542
   Real estate                                      772         495         971         343         770
   Personal                                         732         733         813         667         840
   Leases                                           568         437         680         474         374
                                              ---------- ----------- ----------- ----------- -----------
Total recoveries                                  4,696       2,567       3,989       2,554       2,526
                                              ---------- ----------- ----------- ----------- -----------
Net loans and leases charge-offs                  9,795      25,848      13,465      10,726       8,647
                                              ---------- ----------- ----------- ----------- -----------
Ending balance                               $  348,100 $   338,253 $   338,409 $   300,628 $   292,512
                                              ========== =========== =========== =========== ===========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $10.5 million at June 30, 2003, compared to $8.3 million at March 31, 2003 and $6.3 million at June 30, 2002. Approximately $1.0 million of the increase since March 31, 2003 relates to commercial real estate and $0.6 million of the increase since March 31, 2003 relates to residential real estate.

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

At June 30, 2003, nonperforming loans and leases amounted to $203.3 million or 0.82% of consolidated loans and leases compared to $212.1 million or 0.88% of consolidated loans and leases at March 31, 2003, a decrease of $8.8 million or 4.2%. Nonaccrual loans and leases accounted for $9.9 million of the decrease since March 31, 2003. Nonaccrual commercial loans decreased $16.0 million. Nonaccrual commercial real estate loans increased $4.1 million. Nonaccrual construction and land development loans decreased $1.6 million largely due to one larger credit. Nonaccrual residential real estate loans increased $4.3 million. Nonaccrual consumer loans decreased $0.4 million. Nonaccrual leases decreased $0.4 million compared to the first quarter of 2003. During the first quarter of 2003, nonaccrual leases increased $3.9 million primarily due to the addition of the remaining airplane lease exposure associated with Midwest Express Airlines, Inc.

Net charge-offs amounted to $9.8 million or 0.16% of average loans and leases in the second quarter of 2003 compared to $25.8 million or 0.44% of average loans in the first quarter of 2003 and $8.6 million or 0.17% of average loans in the second quarter of 2002. Included in net charge-offs in the first quarter of 2003 was $19.0 million related to the carrying value of lease obligations for airplanes leased to Midwest Express Airlines, Inc.

Until the economy demonstrates clear strengthening, some degree of stress and uncertainty exists. The Corporation continues to expect net charge-offs, excluding the airline lease charge-offs taken in the first quarter, to range from 0.15% to 0.25% for the year. While this expected range is higher than the Corporation's historical net charge-off levels, it is considered manageable.

The provision for loan and lease losses amounted to $19.6 million and $45.3 million for the three and six months ended June 30, 2003, respectively compared to $17.0 million and $32.2 million for the three and six months ended June 30, 2002, respectively. The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The allowance for loan and lease losses to the total loan and lease portfolio was 1.40% at June 30, 2003, and 2002, respectively.

                                 OTHER INCOME
                                 ------------
Total other income in the second quarter of 2003 amounted to $294.7 million compared to $264.2 million in the same period last year, an increase of $30.5 million or 11.6%. For the six months ended June 30, 2003, total other income amounted to $585.2 million, an increase of $62.0 million or 11.9% compared to $523.2 million for the six months ended June 30, 2002.

Total data processing services revenue amounted to $158.0 million in the second quarter of 2003 compared to $146.3 million in the second quarter of 2002, an increase of $11.7 million or 8.0%. On a year to date basis, total data processing services revenue amounted to $315.1 million for the first half of 2003 compared to $291.3 million in the first half of 2002, an increase of $23.8 million or 8.2%. e-Finance solutions revenue increased $6.5 million or 19.1% and $12.9 million or 19.0% in the three and six months ended June 30, 2003, respectively compared to the same periods in the prior year. Revenue growth was driven by consumer payment volume from three large financial institution clients, increased adoption of electronic bill presentment and payment in the customer base and revenues associated with the PayTrust acquisition. Financial technology solutions revenue, the traditional outsourcing business, increased $5.2 million or 4.6% in the second quarter of 2003 compared to the second quarter of last year and increased $10.9 million or 4.9% for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Primary contributors to revenue growth in the current quarter included electronic funds delivery, card solutions, and private label banking. During the current quarter several new outsourcing contracts were announced. Total buyout revenue, which varies from period to period, was relatively unchanged in the current quarter compared to the second quarter of last year and was $2.5 million less in the first half of 2003 compared to the first half of 2002.

Trust services revenue was relatively unchanged in the second quarter of 2003 compared to the second quarter of 2002 amounting to $31.2 million in 2003 and $31.4 million in 2002, respectively. For the six months ended June 30, 2003, trust services revenue amounted to $61.2 million compared to $62.3 million for the six months ended June 30, 2002, a decrease of $1.1 million or 1.8%. The positive impact from acquisitions and sales efforts were offset by the decline in market values of assets under management. Assets under management were approximately $14.0 billion at June 30, 2003, compared to $12.9 billion at December 31, 2002, and June 30, 2002, respectively. During the second quarter of 2003, Trust services experienced some shifting of funds into equities as a result of improved market performance which provided some benefit to revenue. The Corporation believes that the consistent sales results and continued account retention has well-positioned this segment as the equity markets stabilize. During the second quarter of 2003, Trust services entered into an agreement to acquire some of the employee benefit business from UMB Bank, N.A. This acquisition provides opportunity to enter into some new markets and work with new customers and is expected to close in phases beginning in the fourth quarter of 2003. This acquisition is not expected to have a material impact to the consolidated financial statements.

Service charges on deposits in the second quarter of 2003 were relatively unchanged compared to the second quarter of 2002. For the six months ended June 30, 2003 service charges on deposits increased $0.6 million or 1.2% compared with the six months ended June 30, 2002. For the three and six months ended June 30, 2003, service charges on deposits associated with the Southwest acquisition amounted to $0.8 million and $1.5 million, respectively.

Mortgage banking revenue was $21.8 million in the second quarter of 2003 compared with $7.4 million in the second quarter of 2002, an increase of $14.4 million. Mortgage banking revenue was $39.3 million in the first half of 2003 compared with $16.7 million in the first half of 2002, an increase of $22.6 million. Gains from sales of mortgages to the secondary market and mortgage-related fees accounted for the increase. For the three and six months ended June 30, 2003, the Corporation sold $1.1 billion and $2.1 billion of loans to the secondary market, respectively. Retained interests in the form of mortgage servicing rights amounted to $1.0 million in the first half of 2003. For the three and six months ended June 30, 2002, the Corporation sold $0.4 billion and $0.9 billion of loans to the secondary market, respectively. Retained interests in the form of mortgage servicing rights amounted to $0.5 million in the first half of 2002.

Net investment securities losses in the second quarter of 2003 amounted to $2.6 million. Impairment losses on the interest-only strips which represent retained interests associated with auto loan securitization activity amounted to $4.1 million in the second quarter of 2003. The Corporation's Capital Markets Group had gains of $1.8 million for the six months ended June 30, 2003, and losses of $0.6 million for the six months ended June 30, 2002.

Other income in the second quarter of 2003 amounted to $43.1 million compared to $37.6 million in the second quarter of 2002, an increase of $5.5 million or 14.9%. For the six months ended June 30, 2003, compared to the six months ended June 30, 2002, other income increased $14.9 million or 21.7%. Approximately $0.8 million and $3.1 million of the increase for the three and six months ended June 30, 2003, respectively, was attributable to the 2002 banking acquisitions. Loan fees, which include prepayment charges, and other commissions and fees, excluding the impact of the Southwest acquisition, increased $3.9 million in the current quarter compared to the second quarter of last year and for the six month period increased $8.9 million. Auto securitization income increased $1.9 million and $3.1 million for the three and six months ended June 30, 2003, respectively, compared to the same periods of the prior year and was primarily due to increased gains and increased servicing fee income. Auto loans securitized and sold in the second quarter of 2003 amounted to $0.2 billion compared to $0.1 billion in the second quarter of last year. Auto loans securitized and sold in the first half of 2003 amounted to $0.3 billion compared to $0.2 billion in the first half of last year. Gains from the sale of student loans increased $1.2 million in the current quarter compared to the second quarter of 2002. Approximately $30.3 million and $2.8 million student loans were sold in the second quarters of 2003 and 2002, respectively. Gains from the sale of two branches contributed approximately $0.9 million to other income in the second quarter and first half of 2003. Trading income in the second quarter of 2003 decreased $2.7 million compared to the same period last year and was primarily due to lower income from fair value adjustments on trading assets associated with auto loans sold to the multi-seller revolving conduit. Beginning in the second half of 2002 and throughout 2003, the Corporation has employed interest rate futures designated as trading to hedge the market value volatility from the auto-related trading assets due to changes in interest rates.

                                OTHER EXPENSE
                                -------------
Total other expense for the three months ended June 30, 2003, amounted to $335.7 million compared to $318.0 million for the three months ended June 30, 2002, an increase of $17.7 million or 5.6%. For the six months ended June 30, 2003, total other expense amounted to $671.3 million compared to $631.6 million for the six months ended June 30, 2002, an increase of $39.7 million or 6.3%.

The Corporation estimates that approximately $10.6 million of the quarter over quarter expense growth was attributable to the acquisitions by the banking and Metavante segments which were included in M&I's operating expenses since their acquisition dates. On a year to date basis, the Corporation estimates expense growth attributable to the acquisitions was approximately $21.1 million. In addition, for the six months ended June 30, 2003, approximately $2.5 million of the expense growth was due to the transition costs associated with Metavante's integration of PayTrust.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 2003, and prior four quarters were:

                             Efficiency Ratios
                             -----------------

                                June 30,     March 31,  December 31, September 30,  June 30,
                                  2003         2003         2002         2002         2002
                              -----------  -----------  -----------  -----------  -----------
Consolidated Corporation            59.0 %       59.6 %       60.4 %       60.7 %       60.9 %

Consolidated Corporation
   Excluding Metavante              48.2 %       48.5 %       49.6 %       50.0 %       50.1 %

Salaries and employee benefits expense amounted to $193.5 million in the second quarter of 2003 compared to $185.3 million in the second quarter of 2002, an increase of $8.2 million. For the six months ended June 30, 2003, salaries and employee benefits expense amounted to $390.7 million compared to $364.8 million for the six months ended June 30, 2002, an increase of $25.9 million. Salaries and employee benefits expense associated with the banking and Metavante acquisitions and the PayTrust transition costs accounted for approximately $4.8 million and $12.7 million of the increase for the three and six months ended June 30, 2003, respectively.

For the three months ended June 30, 2003, occupancy and equipment expense amounted to $46.2 million compared to $48.0 million in the comparative three month period in 2002. On a year to date basis, occupancy and equipment expense amounted to $93.5 million in the first half of 2003 and was relatively unchanged compared to the first half of 2002. Occupancy and equipment expense associated with the banking and Metavante acquisitions accounted for an increase of approximately $1.7 million this quarter compared to the second quarter of 2002, and together with the PayTrust transition costs, accounted for an increase of approximately $4.4 million in the first six months of 2003 compared to the first six months of 2002.

Software expense in the second quarter of 2003 amounted to $10.4 million compared to $10.0 million in the second quarter of 2002. For the six months ended June 30, 2003, software expense amounted to $20.7 million compared to $22.6 million for the six months ended June 30, 2002. As previously reported, during the first quarter of 2002, the Corporation's banking segment incurred nonrecurring software charges of approximately $1.7 million.

For the three months ended June 30, 2003, processing charges amounted to $10.6 million compared to $8.9 million for the three months ended June 30, 2002.
For the six months ended June 30, 2003, processing charges amounted to $22.6 million compared to $18.5 million for the six months ended June 30, 2002. The quarter over quarter and year to date over year to date growth in processing charges was primarily attributable to the banking segment and was due to increased third-party processing charges associated with wholesale loan activity.

Supplies and printing and shipping and handling expense amounted to $17.1 million in the second quarter of 2003 compared to $15.8 million in the second quarter of 2002, an increase of $1.3 million or 8.7%. On a year to date basis, supplies and printing and shipping and handling expense amounted to $36.4 million in the first half of 2003 compared to $32.5 million in the first half of 2002, an increase of $3.9 million or 11.7%. Approximately $0.2 million and $0.4 million of the increase for the three and six months ended June 30, 2003, respectively, was attributable to the banking and Metavante acquisitions and the PayTrust transition costs. The remainder of the increase was primarily attributable to Metavante for both comparable periods.

For the three months ended June 30, 2003, professional services expense amounted to $10.5 million compared to $8.8 million for the three months ended June 30, 2002, an increase of $1.7 million. Approximately $0.2 million of the increase in professional services expense was attributable to the banking and Metavante acquisitions. For the six months ended June 30, 2003, professional services expense amounted to $21.2 million compared to $18.6 million for the six months ended June 30, 2002, an increase of $2.6 million. Approximately $0.6 million of the increase in professional services expense was attributable to the banking and Metavante acquisitions and the PayTrust transition costs. Generally, increases experienced across all of the Corporation's segments were offset by lower consulting fees at the Corporation.

Intangible amortization expense increased $2.6 million in the second quarter of 2003 compared to the second quarter of 2002 and on a year to date basis, increased $5.2 million in the first half of 2003 compared to the first half of 2002. Core deposit premium amortization accounted for $1.0 million and $3.2 million of the increase in amortization expense for the three and six months ended June 30, 2003, respectively. On a year to date basis, accelerated amortization and valuation reserves associated with mortgage servicing rights increased amortization expense $3.1 million in the first half of 2003 compared to the first half of 2002. The carrying value of the Corporation's mortgage servicing rights was $3.4 million at June 30, 2003.

Other expense amounted to $39.9 million in the second quarter of 2003 compared to $36.3 million in the second quarter of 2002, an increase of $3.6 million or 9.9%. For both the six months ended June 30, 2003, and 2002, other expense amounted to $71.8 million. Expense associated with the banking and Metavante acquisitions and the PayTrust transition costs contributed approximately $1.4 million to other expense in the second quarter of 2003 and contributed $2.4 million to other expense in the first half of 2003. Increases in the cost of business related insurance coverage, increased spending in advertising and promotion and increased costs associated with Metavante's card solutions and equipment sales added an additional $2.9 million to other expense in the second quarter of 2003 compared to the second quarter of 2002 and $6.6 million in the six months ended June 30, 2003, compared to the six months ended June 30, 2002. During the second quarter of 2003, the Corporation announced that it would redeem all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust, and MVBI Capital Trust, would redeem all of its currently outstanding Floating Rate Trust Preferred Securities at an aggregate liquidation amount of $14.95 million. In conjunction with the redemption, the Corporation terminated the associated interest rate swap designated as a cash flow hedge. The loss in accumulated other comprehensive income and unamortized debt issuance costs aggregating $2.0 million, were charged to other expense during the second quarter of 2003. Litigation, environmental clean-up and other losses recorded in the second quarter of 2002 and asset write-downs associated with foreclosed properties and commercial leasing residual values recorded in the first quarter of 2002 offset the comparable quarter over quarter and year to date over year to date expense growth.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion capitalization was $5.2 million in the second quarter of 2003 and in the second quarter of 2002 amounted to $5.9 million resulting in an increase to other expense over the comparative quarters of approximately $0.7 million. Net software and conversion capitalization was $8.4 million for the six months ended June 30, 2003, and for the six months ended June 30, 2002, amounted to $7.1 million resulting in a decrease to other expense over the comparative year to date periods of approximately $1.3 million. Approximately $1.5 million of net software capitalization in the six months ended June 30, 2003 relates to PayTrust.

                               INCOME TAXES
                               ------------
The provision for income taxes for the three months ended June 30, 2003, amounted to $68.7 million or 33.8% of pre-tax income compared to $58.7 million or 32.8% of pre-tax income for the three months ended June 30, 2002. The provision for income taxes for the six months ended June 30, 2003, amounted to $134.3 million or 33.8% of pre-tax income compared to $113.6 million or 32.5% of pre-tax income for the six months ended June 30, 2002. During the first half of 2002, the Corporation recognized income tax benefits associated with the sale of preferred stock.

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------
Shareholders' equity was $3.24 billion or 9.5% of total consolidated assets at June 30, 2003, compared to $3.04 billion or 9.2% of total consolidated assets at December 31, 2002, and $2.71 billion or 9.3% of total consolidated assets at June 30, 2002. The increase at June 30, 2003 was primarily due to earnings net of dividends paid. Accumulated other comprehensive income was relatively unchanged since December 31, 2002, and declined $73.4 million since June 30, 2002, primarily due to the change in fair value of the Corporation's pay fixed derivative financial instruments designated as cash flow hedges in the recent low interest rate environment.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. During the second quarter of 2003, 147,000 common shares were acquired at an aggregate cost of $4.4 million or $29.66 per common share.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                             Risk-Based Capital Ratios
                             -------------------------
                                  ($ in millions)

                                       June 30, 2003                    December 31, 2002
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,524           9.06 % $           2,344           8.75 %
 Tier 1 Capital
   Minimum Requirement                 1,114           4.00               1,072           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,410           5.06 % $           1,272           4.75 %
                            ================================   ================================

 Total Capital             $           3,515          12.62 % $           3,322          12.40 %
 Total Capital
   Minimum Requirement                 2,228           8.00               2,143           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,287           4.62 % $           1,179           4.40 %
                            ================================   ================================

 Risk-Adjusted Assets      $          27,853                  $          26,791
                            =================                  =================

                                   Leverage Ratios
                                   ---------------
                                   ($ in millions)

                                       June 30, 2003                    December 31, 2002
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,524           7.84 % $           2,344           7.58 %
 Minimum Leverage
   Requirement                 966  -  1,610   3.00 -  5.00       928  -  1,546   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,558  -    914   4.84 -  2.84 % $ 1,416  -    798   4.58 -  2.58 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          32,192                  $          30,924
                            =================                  =================

As previously discussed, during the second quarter of 2003, the Corporation announced that MVBI Capital Trust would redeem all of its currently outstanding Floating Rate Trust Preferred Securities on July 31, 2003. The preferred securities are considered long-term borrowings for financial reporting purposes and qualified as "Tier 1" capital for regulatory capital purposes in prior periods. The Corporation estimates that the redemption adversely impacted its regulatory risk-based capital ratios by approximately 6 basis points and its leverage ratio by approximately 4 basis points. The impact of the redemption on the Corporation's regulatory capital ratios is included in the table presented above.

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $4.5 billion at June 30, 2003, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.9 billion at June 30, 2003, provides liquidity from maturities and amortization payments. The Corporation's mortgage loans held-for-sale provide additional liquidity. The loans, which aggregated $0.3 billion at June 30, 2003, represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $17.6 billion in the second quarter of 2003. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $4.5 billion in the second quarter of 2003.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 7 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2003.

The Corporation's lead bank, M&I Marshall & Ilsley Bank ("Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at June 30, 2003, amounted to $2.2 billion of which $0.6 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. No bank notes were issued during the second quarter of 2003.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration statement which is intended to permit M&I to raise funds through sales of corporate debt securities with a relatively short lead time. Under the shelf registration statement, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At June 30, 2003, Series E notes outstanding amounted to $0.3 billion. No Series E were issued during the second quarter of 2003. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. Approximately $13.1 million of MiNotes were issued during the second quarter of 2003. Additionally, the Corporation has a commercial paper program. At June 30, 2003, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $3.9 billion at June 30, 2003. Long-term borrowings which are scheduled to mature in one year or less at June 30, 2003, amounted to $1.4 billion. Other obligations include future minimum lease payments on facilities and equipment as described in Note 10 and commitments to extend credit and letters of credit as described in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Many commitments to extend credit expire without being drawn upon and letters of credit are contingent commitments. The amounts outstanding at any time do not necessarily represent future cash requirements. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.

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

                     Allowance for Loan and Lease Losses
                     -----------------------------------
The allowance for loan and lease losses represents management's estimate of probable losses inherent in the Corporation's loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors, including regulatory guidance, unique to each measurement date are also considered. This reserving methodology has the following components:

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

The following factors were taken into consideration in determining the adequacy of the allowance for loans and lease losses at June 30, 2003:

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

       At June 30, 2003, nonperforming loans and leases amounted to $203.3 million or 0.82% of consolidated loans and leases compared to $212.1 million or 0.88% of consolidated loans and leases at March 31, 2003, and $194.5 million or 0.81% of consolidated loans and leases at December 31, 2002. Nonperforming loans decreased $8.8 million or 4.2% in the second quarter of 2003 compared to the first quarter of 2003. Over 80% of the decline was attributable to two larger credits. Average nonperforming loans and leases have remained at consistent levels between the first and second quarters of 2003. Average nonperforming loans and leases amounted to $216.5 million in the current quarter compared to $214.4 million in the first quarter of 2003. Nonperforming loans and leases were $8.8 million or 4.5% higher at June 30, 2003, compared to December 31, 2002. A portion of the increase since year end is due to the remaining Midwest Express Airlines, Inc. ("Midwest Express") lease receivable being placed on a nonperforming status during the first quarter of 2003. The remainder of the increase since year end is generally spread across all of M&I's lending segments and is primarily the result of the slow economy. As stated in previous quarters, some of the Corporation's largest nonperforming loans are in industries that have undergone well-publicized declines in recent months. Among those industries affected are construction and related, technology, airline, manufacturing and healthcare.

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

       Net charge-offs in the second quarter of 2003 amounted to $9.8 million, or 16 basis points of total average loans and leases outstanding this quarter compared to $25.8 million or 44 basis points of total average loans and leases outstanding in the first quarter of 2003. Included in charge-offs for the first quarter was $19.0 million related to the carrying value of lease obligations for airplanes leased to Midwest Express. In 2002 and 2001, annual net charge-offs have remained in the range of approximately 20 basis points. This range of net charge-offs to average loans is somewhat higher than historical levels incurred by the Corporation over the past five years. The Corporation believes some degree of stress continues to exist and expects quarterly net charges-offs, excluding the lease charge-offs previously discussed, to continue in the 15-25 basis point range in the near term.

       During the second quarter of 2003, the Corporation's commitments to shared national credits were approximately $2.0 billion with usage averaging around 42%. Many of these borrowers are in industries currently impacted by the economic climate. In addition, many of the Corporation's largest charge-offs have come from the shared national credit portfolio. Although these factors result in an increased risk profile, as of June 30, 2003, shared national credit nonperforming loans were less than 0.75% and 1.75% of this segment's total commitments and outstandings, respectively. The Corporation's exposure to shared national credits is monitored closely given the economic uncertainty as well as this segment's loss experience.

       At June 30, 2003, special reserves continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), and the airline and travel industries. The majority of the commercial charge-offs incurred during the past year were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly. Revenue levels in the dairy industry have also declined as milk prices have fallen below breakeven for a growing segment of the portfolio.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $348.1 million at June 30, 2003, compared to $338.3 million at March 31, 2003. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries.
Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

                  Capitalized Software and Conversion Costs
                  -----------------------------------------
Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, however, the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended June 30, 2003, and 2002, the amount of software costs capitalized amounted to $16.6 million and $16.1 million, respectively. Amortization expense of software costs amounted to $10.8 million and $8.6 million for the three months ended June 30, 2003, and 2002, respectively. For the six months ended June 30, 2003, and 2002, the amount of software costs capitalized amounted to $32.0 million and $27.6 million, respectively. Amortization expense of software costs amounted to $21.5 million and $16.2 million for the six months ended June 30, 2003, and 2002, respectively.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in the case of early termination. For the three months ended June 30, 2003, and 2002, the amount of conversion costs capitalized amounted to $3.6 million and $2.8 million, respectively. Amortization expense amounted to $4.2 million and $4.4 million for the three months ended June 30, 2003, and 2002, respectively. For the six months ended June 30, 2003, and 2002, the amount of conversion costs capitalized amounted to $6.2 million and $4.4 million, respectively. Amortization expense amounted to $8.3 million and $8.7 million for the six months ended June 30, 2003, and 2002, respectively.

Net unamortized costs were ($ in millions):

                                           June 30,
                                  -------------------------
                                      2003          2002
                                  -----------   -----------
        Software                 $     153.1   $     124.8

        Conversions                     33.8          39.0
                                  -----------   -----------
           Total                 $     186.9   $     163.8
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

The Corporation reviews the carrying values of the retained interests monthly to determine if there is a decline in value that is other than temporary and periodically reviews the propriety of the assumptions used based on current historical experience as well as the sensitivities of the carrying value of the retained interests to adverse changes in the key assumptions. The Corporation believes that its estimates result in a reasonable estimate of fair value of the retained interests.

During the second quarter of 2003, the Corporation recognized an impairment loss of approximately $4.1 million, which is included in net investment securities losses in the Consolidated Statements of Income. The difference between revised assumptions based on actual and projected experience compared to initially expected assumptions were deemed to be other than temporary.

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions was $851.2 million at June 30, 2003. At June 30, 2003, the carrying amount of retained interests amounted to $44.6 million.

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote QSPE whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Corporation's lead bank, M&I Marshall & Ilsley Bank ("Bank"), provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Bank acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk.
Such swaps are designated as trading in the Corporation's Consolidated Balance Sheet.

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

At June 30, 2003, highly rated investment securities in the amount of $255.0 million were outstanding in the QSPE to support the outstanding commercial paper.

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

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed such as the timing of reversals of temporary differences and current accounting standards. The Corporation's interpretation of Federal and state income tax laws is periodically reviewed by the Federal and state taxing authorities who make assessments based on their determination of tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

                       FORWARD-LOOKING STATEMENTS
                       --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Position and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding expected operating activities and results. Such statements are subject to important factors that could cause the Corporation's actual results to differ materially than those anticipated by the forward-looking statements. These factors include those referenced in Item 1, Business, of the Corporation's Annual Report on Form 10-K for the period ending December 31, 2002 under the heading "Forward-Looking Statements" or as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.


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

The models used include measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences. However, during the second quarter of 2003, the Corporation increased the proportion of these accounts modeled as rate sensitive, in order to recognize the instability of some of the recent balance growth in these accounts. This modeling treatment will be maintained until the incremental balances can be observed across a more complete interest rate cycle. In addition to contractual payment information for most other assets and liabilities, the models also include estimates of expected prepayment characteristics for those items that are likely to materially change their payment structures in different rate environments, including residential mortgage products, certain commercial and commercial real estate loans and certain mortgage-related securities. Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between the contractual coupon of the item and current market rates for similar products.

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

                                            Impact to Annual Pretax Income as of
                              ---------------------------------------------------------------
                                June 30,    March 31,   December 31, September 30,  June 30,
                                  2003         2002         2002         2002         2002
                              -----------  -----------  -----------  -----------  -----------
Hypothetical Change in Interest Rate
------------------------------------
   100 basis point gradual:

      Rise in rates               (0.6)%        0.9 %        0.9 %        1.5 %       (0.5)%

      Decline in rates            (2.0)%       (1.4)%       (2.0)%       (2.0)%       (0.3)%

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.
As of June 30, 2003, the fair value of equity at risk for a gradual 100bp shift in rates has not changed materially since December 31, 2002.

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

As of June 30, 2003, M&I Trust Services administered $59.5 billion in assets and directly managed a portfolio of $14.0 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 4.       CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal control over our financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       PART II - OTHER INFORMATION

 ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A.   The Corporation held its Annual Meeting of Shareholders on April 22,
       2003.

  B. Votes cast for the election of six directors to serve until the 2006 Annual Meeting of Shareholders are as follows:

              Director             For       Withheld   Abstentions  Non-Vote
       _____________________  ___________  __________  ___________  ________

        Richard A. Abdoo       173,782,317  12,437,869       --         --
        Ted D. Kellner         176,329,488   9,890,698       --         --
        Katharine C. Lyall     175,070,146  11,150,040       --         --
        Peter M. Platten, III  154,110,670  32,109,516       --         --
        James A. Urdan         175,857,034  10,363,152       --         --
        James B. Wigdale       176,489,552   9,730,634       --         --

       The continuing directors of the Corporation are as follows:

              Jon F. Chait                  David L. Andrea
              Bruce E. Jacobs               Andrew N. Baur
              Donald R. Johnson             John A. Mellowes
              Dennis J. Kuester             Robert J. O'Toole
              Edward L. Meyer, Jr.          Robert A. Schaefer
              San W. Orr, Jr.               John S. Shiely
              George E. Wardeberg

  C. Votes cast for approving the Corporation's 2003 Executive Stock Option and Restricted Stock Plan are as follows:

                                For       Withheld   Abstentions   Non-Vote
                            ___________  __________  ___________  __________

                            119,200,732  22,123,745   10,485,868  34,409,841

  D. Votes cast for approving the Corporation's Amended and Restated 1994 Long-term Incentive Plan for Executives are as follows:

                                For       Withheld   Abstentions   Non-Vote
                            ___________  __________  ___________  __________

                            125,760,458  15,080,468   10,969,419  34,409,841

  E. Votes cast for approving the amendment to the Corporation's Restated Articles of Incorporation are as follows:

                                For       Withheld   Abstentions   Non-Vote
                            ___________  __________  ___________  __________

                            164,814,091  17,533,710    3,872,385       --

 ITEM 5.      OTHER INFORMATION

       In 1999, Congress enacted the Gramm-Leach-Bliley Act (the "Act"), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the Bank Holding Company Act of 1956 to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

       Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. M&I had made a determination not to become certified as a financial holding company. However, M&I reconsidered this determination and on June 18, 2003, the Corporation became certified as a financial holding company.

       The Audit Committee of the Board of Directors of Marshall & Ilsley Corporation has approved the following audit and non-audit services performed or to be performed for the Corporation by its independent auditors, Deloitte & Touche LLP:

       Certain agreed-upon procedures to assist Metavante Corporation in connection with Metavante's and a customer's evaluation of logical security controls related to the customer's data.


 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

 A.    Exhibits:

       Exhibit 10 - Change of Control Agreement dated as of June 30, 2003 between the Corporation and Kenneth C. Krei.

       Exhibit 11 - Statement Regarding Computation of Earnings Per Share,
                    Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part 1 - Financial
                    Information herein.

       Exhibit 12 - Statement Regarding Computation of Ratio of Earnings
                    to Fixed Charges

       Exhibit 31.1 - Rule 13a-14(a) Certification of Chief Executive Officer.

       Exhibit 31.2 - Rule 13a-14(a) Certification of Chief Financial Officer.

       Exhibit 32.1 - Certification of Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350.

       Exhibit 32.2 - Certification of Chief Financial Officer pursuant to
                      18 U.S.C. Section 1350.

 B.    Reports on Form 8-K:

       On April 14, 2003, the Corporation furnished Items 7 and 9 in a Current Report on Form 8-K relating to the release of earnings for the quarterly period ended March 31, 2003.

                               SIGNATURES
                               __________


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


                                       MARSHALL & ILSLEY CORPORATION
                                       (Registrant)



                                       /s/  Patricia R. Justiliano
                                       ____________________________________

                                       Patricia R. Justiliano
                                       Senior Vice President and
                                         Corporate Controller
                                       (Chief Accounting Officer)



                                       /s/  James E. Sandy
                                       ____________________________________

                                       James E. Sandy
                                       Vice President


August 13, 2003

EXHIBIT INDEX

     Exhibit Number                     Description of Exhibit
     ______________          ______________________________________________

         (10) Change of Control Agreement dated as of June 30, 2003 between the Corporation and Kenneth C. Krei

         (11) Statement Regarding Computation of Earnings Per Share, Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1
                             - Financial Statements (unaudited) of Part 1 - Financial Information herein.

         (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

        (31.1)               Rule 13a-14(a) Certification of Chief Executive
                             Officer.

        (31.2)               Rule 13a-14(a) Certification of Chief Financial
                             Officer.

        (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C .Section 1350.

        (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.