Form 10-Q
period 2003-09-30
MARSHALL & ILSLEY CORP/WI/
filed 2003-11-13
CIK 62741

============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           October 31, 2003
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   226,438,414

============================================================================

                        PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                              September 30,   December 31,  September 30,
                                                                   2003           2002           2002
                                                              -------------  -------------  -------------
Assets
------
Cash and cash equivalents:
   Cash and due from banks                                   $     866,337  $   1,012,090  $     886,035
   Federal funds sold and security resale agreements                16,370         30,117         15,964
   Money market funds                                              110,937        104,325        206,440
                                                              -------------  -------------  -------------
Total cash and cash equivalents                                    993,644      1,146,532      1,108,439

Investment securities:
   Trading securities, at market value                              40,165         21,252         27,484
   Short-term investments, at cost which
      approximates market value                                     85,253         93,851         50,755
   Available for sale at market value                            4,626,406      4,266,372      3,821,691
   Held to maturity at amortized cost,
      market value $923,052 ($993,937 December 31,
      and $1,296,782 September 30, 2002)                           871,018        942,819      1,230,989
                                                              -------------  -------------  -------------
Total investment securities                                      5,622,842      5,324,294      5,130,919

Mortgage loans held for sale                                        42,820        311,077        265,671

Loans and leases
   Loans and leases, net of unearned income                     24,592,476     23,597,769     21,171,230
   Less: Allowance for loan and lease losses                       348,100        338,409        300,628
                                                              -------------  -------------  -------------
   Net loans and leases                                         24,244,376     23,259,360     20,870,602

Premises and equipment                                             435,379        442,395        408,944
Goodwill and other intangibles                                   1,082,395      1,088,804        746,192
Accrued interest and other assets                                1,327,806      1,302,180      1,546,768
                                                              -------------  -------------  -------------
Total Assets                                                 $  33,749,262  $  32,874,642  $  30,077,535
                                                              =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                       $   4,682,267  $   4,461,880  $   3,940,870
   Interest bearing                                             17,626,670     15,931,826     13,728,288
                                                              -------------  -------------  -------------
Total deposits                                                  22,308,937     20,393,706     17,669,158

Funds purchased and security repurchase agreements               2,449,867        946,583      1,013,256
Other short-term borrowings                                      1,916,617      5,146,784      5,579,981
Accrued expenses and other liabilities                           1,042,401      1,067,120        918,839
Long-term borrowings                                             2,694,281      2,283,781      2,174,739
                                                              -------------  -------------  -------------
Total liabilities                                               30,412,103     29,837,974     27,355,973

Shareholders' equity:
---------------------
   Series A convertible preferred stock, $1.00 par value;
      336,370 shares issued September 30, 2002                          --             --            336
   Common stock, $1.00 par value; 240,832,522 shares issued        240,833        240,833        240,833
   Additional paid-in capital                                      558,453        569,162        751,991
   Retained earnings                                             2,960,574      2,675,148      2,586,191
   Accumulated other comprehensive income,
      net of related taxes                                          (6,530)       (44,427)       (30,404)
   Less: Treasury common stock, at cost: 14,766,946 shares
         (14,599,565 December 31, and
         30,815,860 September 30, 2002)                            394,922        381,878        806,014
         Deferred compensation                                      21,249         22,170         21,371
                                                              -------------  -------------  -------------
Total shareholders' equity                                       3,337,159      3,036,668      2,721,562
                                                              -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                   $  33,749,262  $  32,874,642  $  30,077,535
                                                              =============  =============  =============

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                               ($000's except share data)

                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                                   2003           2002
                                                              -------------  -------------
Interest income
   Loans and leases                                          $     322,953  $     325,954
   Investment securities:
      Taxable                                                       33,323         49,826
      Exempt from federal income taxes                              14,380         15,069
   Trading securities                                                   66             77
   Short-term investments                                              518          1,847
                                                              -------------  -------------
Total interest income                                              371,240        392,773

Interest expense
   Deposits                                                         52,276         69,601
   Short-term borrowings                                            19,643         39,711
   Long-term borrowings                                             40,653         30,660
                                                              -------------  -------------
Total interest expense                                             112,572        139,972
                                                              -------------  -------------
Net interest income                                                258,668        252,801
Provision for loan and lease losses                                  7,852         18,842
                                                              -------------  -------------
Net interest income after provision for loan and lease losses      250,816        233,959

Other income
   Data processing services:
      e-Finance solutions                                           41,061         36,989
      Financial technology solutions                               125,229        116,932
                                                              -------------  -------------
   Total data processing services                                  166,290        153,921
   Item processing                                                  11,194          9,792
   Trust services                                                   32,029         28,966
   Service charges on deposits                                      25,402         24,921
   Gains on sale of mortgage loans                                  19,356         10,412
   Other mortgage banking revenue                                    4,847          3,931
   Net investment securities gains (losses)                         16,741         (4,282)
   Life insurance revenue                                            7,439          7,463
   Other                                                            41,740         37,417
                                                              -------------  -------------
Total other income                                                 325,038        272,541

Other expense
   Salaries and employee benefits                                  199,387        187,173
   Net occupancy                                                    12,298         20,228
   Equipment                                                        27,978         29,205
   Software expenses                                                11,693         10,514
   Processing charges                                               13,239         11,085
   Supplies and printing                                             5,351          5,085
   Professional services                                            11,072          9,048
   Shipping and handling                                            12,495         11,962
   Amortization of intangibles                                       3,389          7,740
   Other                                                           113,113         34,534
                                                              -------------  -------------
Total other expense                                                410,015        326,574
                                                              -------------  -------------
Income before income taxes                                         165,839        179,926
Provision for income taxes                                          25,540         60,690
                                                              -------------  -------------
Net income                                                   $     140,299  $     119,236
                                                              =============  =============

Net income per common share
   Basic                                                     $        0.62  $        0.56
   Diluted                                                            0.61           0.54

Dividends paid per common share                              $       0.180  $       0.160

Weighted average common shares outstanding:
   Basic                                                           226,724        210,053
   Diluted                                                         228,935        219,578

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                               ($000's except share data)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   2003           2002
                                                              -------------  -------------
Interest income
   Loans and leases                                          $     984,147  $     957,510
   Investment securities:
      Taxable                                                      120,395        150,210
      Exempt from federal income taxes                              43,619         45,602
   Trading securities                                                  188            259
   Short-term investments                                            1,959          9,742
                                                              -------------  -------------
Total interest income                                            1,150,308      1,163,323

Interest expense
   Deposits                                                        175,377        213,919
   Short-term borrowings                                            62,667        116,370
   Long-term borrowings                                            125,168         89,958
                                                              -------------  -------------
Total interest expense                                             363,212        420,247
                                                              -------------  -------------
Net interest income                                                787,096        743,076
Provision for loan and lease losses                                 53,186         51,018
                                                              -------------  -------------
Net interest income after provision for loan and lease losses      733,910        692,058

Other income
   Data processing services:
      e-Finance solutions                                          121,719        104,763
      Financial technology solutions                               359,649        340,470
      Other                                                             --              2
                                                              -------------  -------------
   Total data processing services                                  481,368        445,235
   Item processing                                                  31,038         29,198
   Trust services                                                   93,252         91,303
   Service charges on deposits                                      76,831         75,719
   Gains on sale of mortgage loans                                  49,671         20,967
   Other mortgage banking revenue                                   13,824         10,117
   Net investment securities gains (losses)                         15,694         (5,148)
   Life insurance revenue                                           23,200         22,201
   Other                                                           125,331        106,105
                                                              -------------  -------------
Total other income                                                 910,209        795,697

Other expense
   Salaries and employee benefits                                  590,068        551,953
   Net occupancy                                                    49,134         56,120
   Equipment                                                        84,647         86,862
   Software expenses                                                32,374         33,135
   Processing charges                                               35,863         29,592
   Supplies and printing                                            16,491         14,735
   Professional services                                            32,308         27,633
   Shipping and handling                                            37,706         34,858
   Amortization of intangibles                                      17,803         16,970
   Other                                                           184,885        106,336
                                                              -------------  -------------
Total other expense                                              1,081,279        958,194
                                                              -------------  -------------
Income before income taxes                                         562,840        529,561
Provision for income taxes                                         159,859        174,269
                                                              -------------  -------------
Net income                                                   $     402,981  $     355,292
                                                              =============  =============

Net income per common share
   Basic                                                     $        1.78  $        1.67
   Diluted                                                            1.77           1.61

Dividends paid per common share                              $       0.520  $       0.465

Weighted average common shares outstanding:
   Basic                                                           226,480        210,367
   Diluted                                                         228,307        220,142

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                       ($000's)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   2003           2002
                                                              -------------  -------------
Net Cash Provided by Operating Activities                    $     686,639  $     660,878

Cash Flows From Investing Activities:
   Proceeds from sales of securities available for sale             11,905          3,423
   Proceeds from maturities of securities available for sale     2,421,686      1,285,798
   Proceeds from maturities of securities held to maturity          72,735         61,023
   Purchases of securities available for sale                   (2,846,463)    (1,532,517)
   Purchases of securities held to maturity                         (1,000)          (631)
   Net increase in loans                                        (1,130,000)    (1,801,521)
   Purchases of assets to be leased                               (446,201)      (147,831)
   Principal payments on lease receivables                         610,481        340,442
   Fixed asset purchases, net                                      (46,228)       (31,381)
   Purchase acquisitions, net of cash equivalents acquired          (3,041)       (23,250)
   Cash deposited for Mississippi Valley
      Bancshares, Inc. acquisition                                      --       (255,224)
   Other                                                            12,892          5,542
                                                              -------------  -------------
Net cash used in investing activities                           (1,343,234)    (2,096,127)

Cash Flows From Financing Activities:
   Net increase in deposits                                      1,910,688        347,014
   Proceeds from issuance of commercial paper                    5,521,502      4,844,410
   Payments for maturity of commercial paper                    (5,520,344)    (4,770,385)
   Net (decrease) increase in other short-term borrowings       (1,378,138)       283,613
   Proceeds from issuance of long-term debt                      1,226,858        885,389
   Payments of long-term debt                                   (1,108,898)      (368,684)
   Dividends paid                                                 (117,554)      (100,877)
   Purchases of treasury stock                                     (52,424)      (159,405)
   Other                                                            22,017         18,848
                                                              -------------  -------------
Net cash provided by financing activities                          503,707        979,923
                                                              -------------  -------------
Net decrease in cash and cash equivalents                         (152,888)      (455,326)

Cash and cash equivalents, beginning of year                     1,146,532      1,563,765
                                                              -------------  -------------
Cash and cash equivalents, end of period                     $     993,644  $   1,108,439
                                                              =============  =============

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                               $     371,074  $     403,239
      Income taxes                                                 230,023        159,369

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                       September 30, 2003 & 2002 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2002 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2002 consolidated financial statements and analyses have been reclassified to conform with the 2003 presentation.

  2.   New Accounting Pronouncements

       In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivatives instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The amendments to SFAS 133 fall principally into three categories: amendments related to SFAS 133 Implementation Issues that were previously cleared by the FASB during the Derivatives Implementation Group process, amendments clarifying the definition of a derivative and amendments relating to the definition of expected cash flows in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurement. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that related to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. In addition, those provisions of SFAS 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not materially impact the Corporation's present derivatives and hedging activities.

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

       The trust preferred securities issued by the Corporation's finance subsidiary, M&I Capital Trust A, qualify as mandatorily redeemable equity shares under SFAS 150. As stated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation's accounting policy is to classify these trust preferred securities as borrowings net of their related discounts. The distributions, including the related accretion of discount, are classified as interest expense for purposes of the Consolidated Financial Statements. On July 31, 2003, the Corporation redeemed all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust, and MVBI Capital Trust redeemed all of its outstanding Floating Rate Trust Preferred Securities at an aggregate liquidation amount of $14.95 million.

       The Corporation believes that its current accounting policies with respect to the trust preferred securities issued by the Corporation's finance subsidiaries are in compliance with SFAS 150 and that there will no impact to the Corporation from adopting SFAS 150 as it relates to the remaining fixed rate trust preferred securities that were issued by M&I Capital Trust A.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

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

       FIN 46 is applicable for all entities with variable interests in variable interest entities created after January 31, 2003 immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003, were to apply the provisions of FIN 46 no later than the beginning of the first interim reporting period beginning after June 15, 2003.

       On October 9, 2003, FASB Staff Position No. FIN 46-6 (FSP 46-6), Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities was issued. FSP 46-6 delayed the application of the provisions of FIN 46 for public companies with respect to variable interest entities created before February 1, 2003 until the first interim or annual period ending after December 15, 2003.

       The Corporation's asset transfers are generally to QSP's or to entities in which the Corporation does not hold a significant variable interest. As a result, the Corporation does not believe that FIN 46 requires the consolidation of the conduit or the securitizations in its financial statements. For additional discussion on the Corporation's asset sales and securitization activities see Note 7 and the discussion of critical accounting policies contained in Item 2, Management's Discussion and Analysis of Financial Position and Results of Operations.

       With respect to other interests in entities that may be subject to FIN 46, such as low-income housing investments, the Corporation is continuing to inventory and evaluate those entities and its interests to determine if those entities are variable interest entities and, to the extent they qualify as variable interest entities, if the Corporation is the primary beneficiary or holds a significant variable interest. The Corporation does not anticipate that the adoption of FIN 46 with respect to these interests will have a material impact to its consolidated financial statements.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

  3.   Comprehensive Income

       The following tables present the Corporation's comprehensive income ($000's):

                                                          Three Months Ended September 30, 2003
                                                       -------------------------------------------
                                                         Before-Tax    Tax (Expense)   Net-of-Tax
                                                           Amount        Benefit         Amount
                                                       -------------  -------------  -------------
     Net income                                                                     $     140,299

     Other comprehensive income:

        Unrealized gains (losses) on securities:
           Arising during the period                  $     (22,345) $       9,207        (13,138)
           Reclassification for securities
              transactions included in net income                --             --             --
                                                       -------------  -------------  -------------
                 Unrealized gains (losses)                  (22,345)         9,207        (13,138)

        Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                         16,256         (5,689)        10,567
           Reclassification adjustments for
              hedging activities included in net income      57,182        (20,014)        37,168
                                                       -------------  -------------  -------------
                 Net gains (losses)                   $      73,438  $     (25,703)        47,735
                                                       -------------  -------------  -------------
     Other comprehensive income (loss)                                                     34,597
                                                                                     -------------
     Total comprehensive income                                                     $     174,896
                                                                                     =============

                                                          Three Months Ended September 30, 2002
                                                       -------------------------------------------
                                                         Before-Tax    Tax (Expense)   Net-of-Tax
                                                           Amount        Benefit         Amount
                                                       -------------  -------------  -------------
     Net income                                                                     $     119,236

     Other comprehensive income:

        Unrealized gains (losses) on securities:
           Arising during the period                  $      (6,509) $       2,611         (3,898)
           Reclassification for securities
              transactions included in net income                --             --             --
                                                       -------------  -------------  -------------
                 Unrealized gains (losses)                   (6,509)         2,611         (3,898)

        Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                       (104,949)        36,732        (68,217)
           Reclassification adjustments for
              hedging activities included in net income      14,521         (5,082)         9,439
                                                       -------------  -------------  -------------
                 Net gains (losses)                   $     (90,428) $      31,650        (58,778)
                                                       -------------  -------------  -------------
     Other comprehensive income (loss)                                                    (62,676)
                                                                                     -------------
     Total comprehensive income                                                     $      56,560
                                                                                     =============

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

                                                           Nine Months Ended September 30, 2003
                                                       -------------------------------------------
                                                         Before-Tax    Tax (Expense)   Net-of-Tax
                                                           Amount        Benefit         Amount
                                                       -------------  -------------  -------------
     Net income                                                                     $     402,981

     Other comprehensive income:

        Unrealized gains (losses) on securities:
           Arising during the period                  $     (29,974) $      11,886        (18,088)
           Reclassification for securities
              transactions included in net income            (1,675)           586         (1,089)
                                                       -------------  -------------  -------------
                 Unrealized gains (losses)                  (31,649)        12,472        (19,177)

        Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                         (6,597)         2,309         (4,288)
           Reclassification adjustments for
              hedging activities included in net income      94,403        (33,041)        61,362
                                                       -------------  -------------  -------------
                 Net gains (losses)                   $      87,806  $     (30,732)        57,074
                                                       -------------  -------------  -------------
     Other comprehensive income (loss)                                                     37,897
                                                                                     -------------
     Total comprehensive income                                                     $     440,878
                                                                                     =============

                                                           Nine Months Ended September 30, 2002
                                                       -------------------------------------------
                                                         Before-Tax    Tax (Expense)   Net-of-Tax
                                                           Amount        Benefit         Amount
                                                       -------------  -------------  -------------
     Net income                                                                     $     355,292

     Other comprehensive income:

        Unrealized gains (losses) on securities:
           Arising during the period                  $       5,875  $      (2,069)         3,806
           Reclassification for securities
              transactions included in net income                --             --             --
                                                       -------------  -------------  -------------
                 Unrealized gains (losses)                    5,875         (2,069)         3,806

        Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                       (152,876)        53,506        (99,370)
           Reclassification adjustments for
              hedging activities included in net income      37,783        (13,223)        24,560
                                                       -------------  -------------  -------------
                 Net gains (losses)                   $    (115,093) $      40,283        (74,810)
                                                       -------------  -------------  -------------
     Other comprehensive income (loss)                                                    (71,004)
                                                                                     -------------
     Total comprehensive income                                                     $     284,288
                                                                                     =============

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                        Three Months Ended September 30, 2003
                                                    --------------------------------------------
                                                        Income     Average Shares    Per Share
                                                      (Numerator)   (Denominator)      Amount
                                                    --------------  -------------  -------------
     Basic Earnings Per Share
        Income Available to Common Shareholders    $      140,299        226,724  $        0.62
                                                                                   =============
     Effect of Dilutive Securities
        Stock Options and Restricted Stock Plans               --          2,211
                                                    --------------  -------------
     Diluted Earnings Per Share
        Income Available to Common Shareholders    $      140,299        228,935  $        0.61
                                                                                   =============

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

                                                        Three Months Ended September 30, 2002
                                                    --------------------------------------------
                                                        Income     Average Shares    Per Share
                                                      (Numerator)   (Denominator)      Amount
                                                    --------------  -------------  -------------
     Net Income                                    $      119,236
     Convertible Preferred Dividends                       (1,230)
                                                    --------------
     Basic Earnings Per Share
        Income Available to Common Shareholders    $      118,006        210,053  $        0.56
                                                                                   =============
     Effect of Dilutive Securities
        Convertible Preferred Stock                         1,230          7,688
        Stock Options and Restricted Stock Plans               --          1,837
                                                    --------------  -------------
     Diluted Earnings Per Share
        Income Available to Common Shareholders
           Plus Assumed Conversions                $      119,236        219,578  $        0.54
                                                                                   =============

                                                         Nine Months Ended September 30, 2003
                                                    --------------------------------------------
                                                        Income     Average Shares    Per Share
                                                      (Numerator)   (Denominator)      Amount
                                                    --------------  -------------  -------------
     Basic Earnings Per Share
        Income Available to Common Shareholders    $      402,981        226,480  $        1.78
                                                                                   =============
     Effect of Dilutive Securities
        Stock Options and Restricted Stock Plans               --          1,827
                                                    --------------  -------------
     Diluted Earnings Per Share
        Income Available to Common Shareholders    $      402,981        228,307  $        1.77
                                                                                   =============

                                                         Nine Months Ended September 30, 2002
                                                    --------------------------------------------
                                                        Income     Average Shares    Per Share
                                                      (Numerator)   (Denominator)      Amount
                                                    --------------  -------------  -------------
     Net Income                                    $      355,292
     Convertible Preferred Dividends                       (3,575)
                                                    --------------
     Basic Earnings Per Share
        Income Available to Common Shareholders    $      351,717        210,367  $        1.67
                                                                                   =============
     Effect of Dilutive Securities
        Convertible Preferred Stock                         3,575          7,688
        Stock Options and Restricted Stock Plans               --          2,087
                                                    --------------  -------------
     Diluted Earnings Per Share
        Income Available to Common Shareholders
           Plus Assumed Conversions                $      355,292        220,142  $        1.61
                                                                                   =============

       Options to purchase shares of common stock not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares are as follows:

                    Three Months Ended September 30,        Nine Months Ended September 30,
                 ------------------------------------    ------------------------------------
                        2003               2002                 2003               2002
                 -----------------  -----------------    ----------------  ------------------
     Shares          3,465,078          6,550,412            6,366,792          6,442,162

     Price Range $31.510 - $33.938  $29.450 - $33.938    $29.420 - $33.938  $30.585 - $33.938

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

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

       Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following estimated pro forma amounts:

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                         ------------------------  ------------------------
                                                             2003         2002         2003         2002
                                                         -----------  -----------  -----------  -----------
     Net Income, as reported                            $   140,299  $   119,236  $   402,981  $   355,292
     Add: Stock-based employee compensation expense
          included in reported net income, net of tax           984          731        3,020        2,519

     Less:Total stock-based employee compensation
          expense determined under fair value based
          method for all awards, net of tax                  (5,820)      (5,443)     (17,873)     (17,284)
                                                         -----------  -----------  -----------  -----------
     Pro forma net income                               $   135,463  $   114,524  $   388,128  $   340,527
                                                         ===========  ===========  ===========  ===========
     Basic earnings per share:
          As reported                                   $      0.62  $      0.56  $      1.78  $      1.67
          Pro forma                                            0.60         0.54         1.71         1.60

     Diluted earnings per share:
          As reported                                   $      0.61  $      0.54  $      1.77  $      1.61
          Pro forma                                            0.59         0.52         1.70         1.55

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

  5. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                       September 30,   December 31,  September 30,
                                                           2003            2002          2002
                                                       -------------  -------------  -------------
     Investment securities available for sale:
        U.S. treasury and government agencies         $   3,738,303  $   3,266,144  $   2,812,461
        State and political subdivisions                    285,201        265,470        242,747
        Mortgage backed securities                          118,974        162,268        175,385
        Other                                               483,928        572,490        591,098
                                                       -------------  -------------  -------------
     Total                                            $   4,626,406  $   4,266,372  $   3,821,691
                                                       =============  =============  =============

     Investment securities held to maturity:
        U.S. treasury and government agencies         $          --  $          30  $     239,605
        State and political subdivisions                    868,195        939,158        967,751
        Other                                                 2,823          3,631         23,633
                                                       -------------  -------------  -------------
     Total                                            $     871,018  $     942,819  $   1,230,989
                                                       =============  =============  =============

  6. The Corporation's loan and lease portfolio, including mortgage loans held for sale, consists of the following ($000's):

                                                       September 30,   December 31,  September 30,
                                                           2003            2002          2002
                                                       -------------  -------------  -------------
     Commercial, financial and agricultural           $   6,866,523  $   6,867,091  $   6,047,032
     Cash flow hedging instruments at fair value             19,784          4,423          6,541
                                                       -------------  -------------  -------------
     Total commercial, financial and agricultural         6,886,307      6,871,514      6,053,573
     Real estate:
        Construction                                      1,283,880      1,058,144        964,343
        Residential mortgage                              6,876,820      6,758,650      6,421,572
        Commercial mortgage                               7,021,572      6,586,332      5,718,998
                                                       -------------  -------------  -------------
     Total real estate                                   15,182,272     14,403,126     13,104,913
     Personal                                             1,954,821      1,852,202      1,464,412
     Lease financing                                        611,896        782,004        814,003
                                                       -------------  -------------  -------------
           Total loans and leases                     $  24,635,296  $  23,908,846  $  21,436,901
                                                       =============  =============  =============

  7.   Sale of Receivables

       During the third quarter of 2003, $187.5 million of automobile loans were sold in securitization transactions. Gains of $0.8 million were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations, primarily servicing fees, amounted to $1.2 million in the current quarter.

       Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the third quarter were as follows (rate per annum):

       Prepayment speed (CPR)                          19-35 %
       Weighted average life (in months)                18.8
       Weighted average expected credit losses
          (based on original balance)                   0.50 %
       Residual cash flow discount rate                 12.0 %
       Variable returns to transferees    Forward one month LIBOR yield curve

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

       At September 30, 2003, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following:

                                                                                Total
                                               Securitized     Portfolio       Managed
                                              -------------  -------------  -------------
     Loan balances                           $     918,297  $     190,438  $   1,108,735
     Principal amounts of loans
        60 days or more                                915            294          1,209
     Net credit losses (recoveries)
        year to date                                 1,424              5          1,429

       During the second quarter of 2003, the Corporation recognized an impairment loss of approximately $4.1 million, which is included in net investment securities gains in the Consolidated Statements of Income for the nine months ended September 30, 2003.

  8.   Goodwill and Other Intangibles:

       The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (dollars in thousands):

                                                  Banking     Metavante      Others       Total
                                                -----------  -----------  -----------  -----------
     Goodwill balance as of January 1, 2003    $   801,977  $   136,672  $     4,687  $   943,336
     Goodwill acquired during the period                --           --           --           --
     Purchase accounting adjustments                 7,749        1,662           --        9,411
                                                -----------  -----------  -----------  -----------
     Goodwill balance as of September 30, 2003 $   809,726  $   138,334  $     4,687  $   952,747
                                                ===========  ===========  ===========  ===========

       Purchase accounting adjustments for the banking segment in the first nine months of 2003 were primarily due to the adjustments required to be made to the initial estimates of fair value for the loans acquired and the deposits and borrowings assumed in the acquisition of Mississippi Valley Bancshares, Inc., partially offset by the reduction of goodwill allocated to the sale of two branches during the second quarter and one branch sold during the third quarter.

       Purchase accounting adjustments for Metavante in the first nine months of 2003 represent the net effect of additional contingent consideration paid as a result of revenue targets being achieved, offset by the return of consideration placed in escrow associated with acquisitions completed in 2001 and adjustments required to be made to the initial estimates of fair value associated with the PayTrust, Inc. acquisition and the Spectrum EBP, LLC acquisition.

       At September 30, 2003, the Corporation's other intangible assets consisted of the following ($000's):

                                                                      September 30, 2003
                                                            -------------------------------------
                                                               Gross        Accum-        Net
                                                              Carrying      ulated      Carrying
                                                               Amount       Amort        Value
                                                            -----------  -----------  -----------
     Other intangible assets:
        Core deposit intangible                            $   161,028  $    61,224  $    99,804
        Data processing contract rights/customer lists          34,061       12,138       21,923
        Trust customers                                            750          119          631
        Tradename                                                2,500          833        1,667
                                                            -----------  -----------  -----------
                                                           $   198,339  $    74,314  $   124,025
                                                            ===========  ===========  ===========
     Mortgage loan servicing rights                        $    39,672  $    34,049  $     5,623
                                                            ===========  ===========  ===========

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

  9.   The Corporation's deposit liabilities consists of the following
       ($000's):

                                                       September 30,   December 31,  September 30,
                                                           2003            2002          2002
                                                       -------------  -------------  -------------
     Noninterest bearing demand                       $   4,682,267  $   4,461,880  $   3,940,870

     Savings and NOW                                      9,261,984      9,225,899      7,986,521
     CD's $100,000 and over                               3,878,947      2,793,793      1,916,726
     Cash flow hedge-Institutional CDs                       16,821         18,330         15,058
                                                       -------------  -------------  -------------
        Total CD's $100,000 and over                      3,895,768      2,812,123      1,931,784

     Other time deposits                                  2,701,047      2,979,502      2,700,044
     Foreign deposits                                     1,767,871        914,302      1,109,939
                                                       -------------  -------------  -------------
           Total deposits                             $  22,308,937  $  20,393,706  $  17,669,158
                                                       =============  =============  =============

 10.   Derivative Financial Instruments and Hedging Activities

       Trading Instruments and Other Free Standing Derivatives

       The Corporation enters into various derivative contracts primarily to focus on providing derivative products to customers which enables them to manage their exposures to interest rate risk. The Corporation's market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. The Corporation uses interest rate futures to economically hedge the exposure to interest rate risk arising from the interest rate swap entered into in conjunction with its auto securitization activities.

       Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free-standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free-standing derivative instruments.
       The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other and act as economic hedges.

       Trading and free-standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

       At September 30, 2003, free standing interest rate swaps consisted of $1.2 billion in notional amount of receive fixed/pay floating with an aggregate positive fair value of $16.5 million and $0.7 billion in notional amount of pay fixed/receive floating with an aggregate negative fair value of $9.0 million.

       At September 30, 2003, interest rate caps purchased amounted to $5.0 million in notional with a positive fair value of $0.1 million and interest rate caps sold amounted to $5.0 million in notional with a negative fair value of $0.1 million.

       At September 30, 2003, the notional value of free standing interest rate futures was $4.0 billion with a negative fair value of $0.8 million.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

       Hedging Instruments

       The following table presents information with respect to the Corporation's fair value hedges.

     Fair Value Hedges
     September 30, 2003                                                   Weighted
                                                 Notional       Fair       Average
         Hedged                Hedging            Amount       Value      Remaining
          Item                Instrument        ($ in mil)   ($ in mil)  Term (Yrs)
     -------------------  -------------------  -----------  -----------  -----------
     Callable CDs         Receive Fixed Swap  $     285.0  $      (2.2)         6.7

     Medium Term Notes    Receive Fixed Swap        321.8          9.4          8.1

     Institutional CDs    Receive Fixed Swap        100.0          0.1          0.6

       For the three and nine months ended September 30, 2003, the impact from fair value hedges to net interest income was a positive $8.1 million and $22.1 million, respectively.

       The following table presents information with respect to the Corporation's cash flow hedges.

     Cash Flow Hedges
     September 30, 2003                                                   Weighted
                                                 Notional       Fair       Average
         Hedged                Hedging            Amount       Value      Remaining
          Item                Instrument        ($ in mil)   ($ in mil)  Term (Yrs)
     -------------------  -------------------  -----------  -----------  -----------
     Variable Rate Loans  Receive Fixed Swap  $     900.0  $      19.8          5.4

     Institutional CDs      Pay Fixed Swap          820.0        (16.8)         1.4

     Commercial Paper       Pay Fixed Swap            0.0          0.0          0.0

     Fed Funds Purchased    Pay Fixed Swap          860.0        (34.1)         1.6

     FHLB Advances          Pay Fixed Swap          610.0        (10.1)         3.6

       The Corporation regularly originates and holds floating rate commercial loans that reprice monthly on the first business day to one-month LIBOR. As a result, the Corporation's interest receipts are exposed to variability in cash flows due to changes in one-month LIBOR.

       In order to hedge the interest rate risk associated with the floating rate commercial loans indexed to one-month LIBOR, the Corporation has entered into receive fixed / pay LIBOR-based floating interest rate swaps designated as cash flow hedges against the first LIBOR-based interest payments received that, in the aggregate for each period, are interest payments on such principal amount of its then existing LIBOR-indexed floating-rate commercial loans equal to the notional amount of the interest rate swaps outstanding.

       Hedge effectiveness is assessed at inception and each quarter on an on-going basis using regression analysis that takes into account reset date differences for certain designated interest rate swaps that reset quarterly. Each month the Corporation makes a determination that it is probable that the Corporation will continue to receive interest payments on at least that amount of principal of its existing LIBOR-indexed floating-rate commercial loans that reprice monthly on the first business day to one-month LIBOR equal to the notional amount of the interest rate swaps outstanding. Ineffectiveness is measured using the hypothetical derivative method and is recorded as a component of interest income on loans.

       For the three and nine months ended September 30, 2003, the impact from cash flow hedges to net interest income was a negative $16.7 million and $52.5 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

       During the third quarter of 2003, $610.0 million of FHLB floating rate advances were retired. In conjunction with the retirement of debt, $610.0 million in notional value of receive floating/pay fixed interest rate swaps designated as cash flow hedges against the retired floating rate advances were terminated. The loss in accumulated other comprehensive income aggregating $40.5 million ($26.3 million after tax) was charged to other expense during the third quarter. Additional floating FHLB advances were issued in the third quarter at lower rates and with slightly longer maturities. These new advances were hedged with new receive floating/pay fixed interest rate swaps.

       During the second quarter of 2003, the Corporation announced that it would redeem all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust, and MVBI Capital Trust would redeem all of its currently outstanding Floating Rate Trust Preferred Securities at an aggregate liquidation amount of $14.95 million. In conjunction with the redemption during the second quarter, the Corporation terminated the associated interest rate swap designated as a cash flow hedge. The loss in accumulated other comprehensive income aggregating $1.4 million ($0.9 million after tax), was charged to other expense during the second quarter of 2003.

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

 11.   Guarantees

       In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Loan commitments and commercial letters of credit are excluded from the scope of this Interpretation.

       Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party and to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities which generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers.
       If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit. The gross amount of standby letters of credit issued at September 30, 2003 was $1.2 billion. Of the amount outstanding at September 30, 2003, standby letters of credit conveyed to others in the form of participations amounted to $64.6 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At September 30, 2003, the estimated fair value associated with letters of credit amounted to $3.3 million.

       Metavante offers credit card processing to its customers. Under the rules of the credit card associations, Metavante has certain contingent liabilities for card transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such case, Metavante charges the transaction back ("chargeback") to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If Metavante is unable to collect this amount from the merchant, due to the merchant's insolvency or other reasons, Metavante will bear the loss for the amount of the refund paid to the cardholder. In most cases this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued by the merchant on returned items. However, where the product or service is not provided until some time following the purchase, the contingent liability may be more likely. This credit loss exposure is within the scope of the recognition and measurement provisions of FIN 45. The Corporation has concluded that the fair value of the contingent liability was immaterial due to the following factors: (1) merchants are evaluated for credit risk in a manner similar to that employed in making lending decisions; (2) if deemed appropriate, the Corporation obtains collateral which includes holding funds until the product or service is delivered or severs its relationship with a merchant; and (3) compensation, if any, received for providing the guarantee is minimal.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2003 & 2002 (Unaudited)

       Metavante assesses the contingent liability and records credit losses for known losses and a provision for losses incurred but not reported which are based on historical chargeback loss experience. For the nine months ended September 30, 2003, such losses amounted to twelve thousand dollars.

 12.   Segments

       The following represents the Corporation's operating segments as of and for the three and nine months ended September 30, 2003 and 2002. There have not been any changes to the way the Corporation organizes its segments or reports segment financial information. Fees - Intercompany represent intercompany revenues charged to other segments for providing certain services. Expenses - Intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - Intercompany are not the costs of that segment's reported intercompany revenues. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                             Three Months Ended September 30, 2003
                               ---------------------------------------------------------------------------------------
                                                                            Reclass-
                                                                           ifications                         Consol-
                                                                Corporate    & Elim-       Sub-   Excluded    idated
                                 Banking   Metavante   Others    Overhead    nations      total    Charges    Income
                               ---------- ---------- ---------- ---------- ---------- ----------- --------- ----------
Revenues:
   Net interest income        $    255.1  $    (0.4) $     8.0  $    (4.0) $      --  $    258.7  $     --  $    258.7
   Fees - Other                    101.8      166.3       55.9        1.2       (0.2)      325.0        --       325.0
   Fees - Intercompany              14.8       17.3        9.9         --      (42.0)         --        --          --
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ---------
Total revenues                     371.7      183.2       73.8       (2.8)     (42.2)      583.7        --       583.7

Expenses:
   Expenses - Other                197.2      157.8       27.5       26.9        0.6       410.0        --       410.0
   Expenses - Intercompany          26.4        9.7        9.1       (2.4)     (42.8)         --        --          --
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Total expenses                     223.6      167.5       36.6       24.5      (42.2)      410.0        --       410.0
Provision for loan
   and lease losses                  7.3         --        0.6         --         --         7.9        --         7.9
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Income before taxes                140.8       15.7       36.6      (27.3)        --       165.8        --       165.8
Income tax expense                  21.0        1.4       14.5      (11.4)        --        25.5        --        25.5
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Segment income                $    119.8  $    14.3  $    22.1  $   (15.9) $      --  $    140.3  $     --  $    140.3
                               ==========  =========  =========  =========  =========  ==========  ========  ==========

Identifiable assets           $ 32,597.0  $   904.1  $   601.0  $   487.4  $  (840.2) $ 33,749.3  $     --  $ 33,749.3
                               ==========  =========  =========  =========  =========  ==========  ========  ==========

Return on average equity            16.3%      16.0%      36.6%                                                   16.9%
                               ==========  =========  =========                                              ==========

                                                             Three Months Ended September 30, 2002
                               ---------------------------------------------------------------------------------------
                                                                            Reclass-
                                                                           ifications                         Consol-
                                                                Corporate    & Elim-       Sub-   Excluded    idated
                                 Banking   Metavante   Others    Overhead    nations      total    Charges    Income
                               ---------- ---------- ---------- ---------- ---------- ----------- --------- ----------
Revenues:
   Net interest income        $    251.6  $    (1.0) $     7.3  $    (5.1) $      --  $    252.8  $     --  $    252.8
   Fees - Other                     82.2      153.9       35.1        1.3         --       272.5        --       272.5
   Fees - Intercompany              11.4       16.1        6.4         --      (33.9)         --        --          --
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Total revenues                     345.2      169.0       48.8       (3.8)     (33.9)      525.3        --       525.3

Expenses:
   Expenses - Other                132.8      139.6       33.2       16.5        0.6       322.7       3.9       326.6
   Expenses - Intercompany          21.9        6.2        8.1       (1.7)     (34.5)         --        --          --
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Total expenses                     154.7      145.8       41.3       14.8      (33.9)      322.7       3.9       326.6
Provision for loan
   and lease losses                 18.5         --        0.3         --         --        18.8        --        18.8
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Income before taxes                172.0       23.2        7.2      (18.6)        --       183.8      (3.9)      179.9
Income tax expense                  56.8        9.5        3.2       (7.2)        --        62.3      (1.6)       60.7
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Segment income                $    115.2  $    13.7  $     4.0  $   (11.4) $      --  $    121.5  $   (2.3) $    119.2
                               ==========  =========  =========  =========  =========  ==========  ========  ==========

Identifiable assets           $ 28,742.4  $   766.2  $   732.1  $   588.8  $  (752.0) $ 30,077.5  $     --  $ 30,077.5
                               ==========  =========  =========  =========  =========  ==========  ========  ==========

Return on average equity            18.7%      17.7%       7.4%                                                   17.4%
                               ==========  =========  =========                                              ==========


                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                      September 30, 2003 & 2002 (Unaudited)

                                                              Nine Months Ended September 30, 2003
                               ---------------------------------------------------------------------------------------
                                                                            Reclass-
                                                                           ifications                         Consol-
                                                                Corporate    & Elim-       Sub-   Excluded    idated
                                 Banking   Metavante   Others    Overhead    nations      total    Charges    Income
                               ---------- ---------- ---------- ---------- ---------- ----------- --------- ----------
Revenues:
   Net interest income        $    779.5  $    (2.0) $    23.7  $   (14.1) $      --  $    787.1 $      -- $     787.1
   Fees - Other                    287.4      481.4      137.8        3.8       (0.2)      910.2        --       910.2
   Fees - Intercompany              42.9       52.3       26.4         --     (121.6)         --        --          --
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Total revenues                   1,109.8      531.7      187.9      (10.3)    (121.8)    1,697.3        --     1,697.3

Expenses:
   Expenses - Other                485.4      441.9       90.0       60.9        0.6     1,078.8       2.5     1,081.3
   Expenses - Intercompany          71.9       27.0       26.9       (3.4)    (122.4)         --        --          --
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Total expenses                     557.3      468.9      116.9       57.5     (121.8)    1,078.8       2.5     1,081.3
Provision for loan
   and lease losses                 43.9         --        9.3         --         --        53.2        --        53.2
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Income before taxes                508.6       62.8       61.7      (67.8)        --       565.3      (2.5)      562.8
Income tax expense                 142.8       20.9       24.4      (27.3)        --       160.8      (1.0)      159.8
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Segment income                $    365.8  $    41.9  $    37.3  $   (40.5) $      --  $    404.5 $    (1.5)$     403.0
                               ==========  =========  =========  =========  =========  ==========  ========  ==========

Identifiable assets           $ 32,597.0  $   904.1  $   601.0  $   487.4  $  (840.2) $ 33,749.3 $      -- $  33,749.3
                               ==========  =========  =========  =========  =========  ==========  ========  ==========

Return on average equity            16.8%      16.3%      21.2%                                                   16.9%
                               ==========  =========  =========                                              ==========

                                                              Nine Months Ended September 30, 2002
                               ---------------------------------------------------------------------------------------
                                                                            Reclass-
                                                                           ifications                         Consol-
                                                                Corporate    & Elim-       Sub-   Excluded    idated
                                 Banking   Metavante   Others    Overhead    nations      total    Charges    Income
                               ---------- ---------- ---------- ---------- ---------- ----------- --------- ----------
Revenues:
   Net interest income        $    741.0  $    (3.0) $    20.7  $   (15.6) $      --  $    743.1  $     --  $    743.1
   Fees - Other                    231.6      445.3      114.9        3.9         --       795.7        --       795.7
   Fees - Intercompany              33.8       48.5       17.5         --      (99.8)         --        --          --
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Total revenues                   1,006.4      490.8      153.1      (11.7)     (99.8)    1,538.8        --     1,538.8

Expenses:
   Expenses - Other                392.6      415.0       84.8       63.9       (2.0)      954.3       3.9       958.2
   Expenses - Intercompany          57.5       17.5       25.9       (3.1)     (97.8)         --        --          --
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Total expenses                     450.1      432.5      110.7       60.8      (99.8)      954.3       3.9       958.2
Provision for loan
   and lease losses                 50.2         --        0.8         --         --        51.0        --        51.0
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Income before taxes                506.1       58.3       41.6      (72.5)        --       533.5      (3.9)      529.6
Income tax expense                 162.5       24.1       16.8      (27.5)        --       175.9      (1.6)      174.3
                               ----------  ---------  ---------  ---------  ---------  ----------  --------  ----------
Segment income                $    343.6  $    34.2  $    24.8  $   (45.0) $      --  $    357.6  $   (2.3) $    355.3
                               ==========  =========  =========  =========  =========  ==========  ========  ==========

Identifiable assets           $ 28,742.4  $   766.2  $   732.1  $   588.8  $  (752.0) $ 30,077.5  $     --  $ 30,077.5
                               ==========  =========  =========  =========  =========  ==========  ========  ==========

Return on average equity            18.7%      15.3%      14.9%                                                   17.7%
                               ==========  =========  =========                                              ==========

       Metavante's segment income excludes charges in the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002 for certain transition expenses associated with the integration of the July 2002 PayTrust, Inc. acquisition which are included in "Excluded Charges."

       Total Revenue by type in All Others consists of the following:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ----------------------  ----------------------
                                      2003        2002        2003        2002
                                   ----------  ----------  ----------  ----------
    Trust Services                $     31.8  $     29.0  $     93.0  $     91.0
    Residential Mortgage Banking        13.3        12.9        40.9        30.6
    Capital Markets                     16.2        (4.2)       18.2        (4.5)
    Brokerage and Insurance              5.9         5.5        17.5        18.6
    Commercial Leasing                   4.0         3.4        11.5        11.0
    Commercial Mortgage Banking          1.5         1.2         4.1         3.4
    Others                               1.1         1.0         2.7         3.0
                                   ----------  ----------  ----------  ----------
    Total revenue                 $     73.8  $     48.8  $    187.9  $    153.1
                                   ==========  ==========  ==========  ==========

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                                    Three Months Ended
                                                                       September 30,
                                                              ------------------------------
                                                                   2003             2002
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     742,287    $     705,880

Investment securities:
   Trading securities                                               26,769           21,098
   Short-term investments                                          259,646          477,285
   Other investment securities
      Taxable                                                    3,990,121        3,444,294
      Tax-exempt                                                 1,166,772        1,223,370
                                                              -------------    -------------
Total investment securities                                      5,443,308        5,166,047

Loans and leases:
   Loans and leases, net of unearned income                     24,596,403       20,940,989
   Less: Allowance for loan and lease losses                       351,514          301,127
                                                              -------------    -------------
   Net loans and leases                                         24,244,889       20,639,862

Premises and equipment, net                                        437,404          414,818
Accrued interest and other assets                                2,571,807        1,999,721
                                                              -------------    -------------
Total Assets                                                 $  33,439,695    $  28,926,328
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                       $   4,348,872    $   3,505,620
   Interest bearing                                             17,805,959       14,780,334
                                                              -------------    -------------
Total deposits                                                  22,154,831       18,285,954

Funds purchased and security repurchase agreements               2,660,662        2,563,474
Other short-term borrowings                                        441,924        1,778,498
Long-term borrowings                                             3,775,716        2,633,620
Accrued expenses and other liabilities                           1,116,672          938,839
                                                              -------------    -------------
Total liabilities                                               30,149,805       26,200,385

Shareholders' equity                                             3,289,890        2,725,943
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  33,439,695    $  28,926,328
                                                              =============    =============

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                                    Nine Months Ended
                                                                       September 30,
                                                              ------------------------------
                                                                   2003             2002
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     750,837    $     684,745

Investment securities:
   Trading securities                                               23,321           14,587
   Short-term investments                                          266,537          821,219
   Other investment securities:
      Taxable                                                    3,972,106        3,181,076
      Tax-exempt                                                 1,179,967        1,229,627
                                                              -------------    -------------
Total investment securities                                      5,441,931        5,246,509

Loans and leases:
   Loans and leases, net of unearned income                     24,301,069       20,266,963
   Less: Allowance for loan and lease losses                       347,291          291,072
                                                              -------------    -------------
   Net loans and leases                                         23,953,778       19,975,891

Premises and equipment, net                                        440,886          410,193
Accrued interest and other assets                                2,539,814        1,939,685
                                                              -------------    -------------
Total Assets                                                 $  33,127,246    $  28,257,023
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                       $   4,095,794    $   3,351,235
   Interest bearing                                             17,722,429       14,624,650
                                                              -------------    -------------
Total deposits                                                  21,818,223       17,975,885

Funds purchased and security repurchase agreements               2,770,397        2,404,503
Other short-term borrowings                                        533,319        1,821,389
Long-term borrowings                                             3,724,792        2,492,603
Accrued expenses and other liabilities                           1,083,064          877,745
                                                              -------------    -------------
Total liabilities                                               29,929,795       25,572,125

Shareholders' equity                                             3,197,451        2,684,898
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  33,127,246    $  28,257,023
                                                              =============    =============

Net income for the third quarter of 2003 amounted to $140.3 million compared to $119.2 million for the same period in the prior year. Basic and diluted earnings per share were $0.62 and $0.61, respectively, for the three months ended September 30, 2003, compared with $0.56 and $0.54, respectively, for the three months ended September 30, 2002. The return on average assets and average equity was 1.66% and 16.92% for the quarter ended September 30, 2003, and 1.64% and 17.35% for the quarter ended September 30, 2002.

Net income for the nine months ended September 30, 2003, amounted to $403.0 million compared to $355.3 million for the first nine months of the prior year. Basic and diluted earnings per share were $1.78 and $1.77, respectively, for the nine months ended September 30, 2003, compared with $1.67 and $1.61, respectively, for the nine months ended September 30, 2002. The return on average assets and average equity was 1.63% and 16.85% for the nine months ended September 30, 2003, and 1.68% and 17.69% for the nine months ended September 30, 2002.

The results of operations and financial position as of and for the three and nine months ended September 30, 2003, include the effects of Metavante's acquisition of PayTrust, Inc. ("PayTrust") in the third quarter of 2002 and the Corporation's banking acquisitions of Richfield State Agency, Inc. and Century Bancshares, Inc. which both closed on March 1, 2002 and the acquisition of Mississippi Valley Bancshares, Inc. ("Southwest") which closed on October 1, 2002. All acquisitions were accounted for using the purchase method of accounting and accordingly the results of operations and financial position are included from the dates the transactions were closed.

Net income for the nine months ended September 30, 2003 includes the final transition charges related to the integration of Metavante's July 2002 acquisition of PayTrust. Acquisition related transition expenses associated with PayTrust amounted to $1.5 million (after-tax) and were incurred in the first quarter of 2003. For the three and nine months ended September 30, 2002, acquisition related transition expenses associated with PayTrust amounted to $2.3 million (after-tax) or $0.01 per diluted share. Total cumulative transition expenses with respect to PayTrust, which were incurred in the third and fourth quarters of 2002 and the first quarter of 2003, amounted to $5.7 million after-tax.

In addition, net income for the three and nine months ended September 30, 2003 include the following items:

                                                            Gain (Loss) $ in millions
                                                            -------------------------
                                                               Pre-tax     After-tax
                                                             -----------  -----------
     Gain on sale of company in Capital Markets portfolio   $      16.2  $      10.5

     Settlement of income tax audits                                 --         29.9

     Reversal of liabilities for a facility closure                 8.5          5.1

     Write off of capitalized software costs                      (15.7)        (9.4)

     Cost of debt refinancing                                     (54.7)       (35.6)
                                                                          -----------
        Total net income impact                                          $       0.5
                                                                          ===========

During the third quarter, one of the portfolio companies held by the Corporation's Capital Markets group was sold at a gain. The gain of $16.2 million is reported in net investment securities gains (losses) in the Consolidated Statements of Income.

Several income tax audits covering multiple tax jurisdictions were resolved during the current quarter which positively affected the banking segment by approximately $25.0 million and the data processing segment (Metavante) by $4.9 million. The impact is reported in the provision for income taxes in the Consolidated Statements of Income.

In conjunction with previous acquisitions, Metavante had made certain operating decisions with respect to facility and platform consolidations. During the current quarter, Metavante elected to retain one of the facilities and the related platforms that previously had been set for closure. As a result of these decisions, $8.5 million of liabilities established for the facility closure, consisting of severance of $2.4 million and lease costs of $6.1 million were no longer required. As a result of a change in product strategy, $15.7 million of related capitalized software costs were determined to have no future value and were written off. The financial statement impact of these decisions are reflected in salaries and employee benefits expense, net occupancy expense and other expense in the Consolidated Statements of Income.

As a result of the financial impact of the previously described transactions and decisions which occurred in the current quarter and in consideration of the low interest rate environment, the Corporation acquired and terminated $730.3 million in par value of its longer-term and higher cost debt obligations. These debt obligations were replaced with debt obligations that have a lower cost and slightly longer maturities. The cost of acquiring and terminating the existing debt obligations amounted to $54.7 million and is reported as a component of other expense in the Consolidated Statements of Income.

The aggregate net income impact of these transactions and decisions was approximately $0.5 million and was not material to reported net income or earnings per share for the three and nine months ended September 30, 2003. The Corporation believes these actions will help to stabilize the net interest margin and provide increased flexibility to offset the costs of expansion and other investment opportunities in future periods.


                          NET INTEREST INCOME
                          ___________________

Net interest income for the third quarter of 2003 amounted to $258.7 million compared to $252.8 million reported for the third quarter of 2002. For the nine months ended September 30, 2003, net interest income amounted to $787.1 million compared to $743.1 million for the nine months ended September 30, 2002. Loan growth, increased spreads on certain loan products and the impact of the banking acquisitions in 2002 contributed to the increase in net interest income. Factors negatively affecting net interest income included accelerated levels of prepayments, asset repricing in excess of deposit repricing, the impact from lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements and cash expenditures for repurchases of common stock and acquisitions in the prior year. Net interest income for the three and nine months ended September 30, 2003, was not significantly affected by the debt transactions previously discussed due to the timing of completing those transactions.

Average earning assets in the third quarter of 2003 increased $3.9 billion or 15.1% and on a year-to-date basis increased $4.2 billion or 16.6% compared to the same periods a year ago. Average loans and leases accounted for $3.7 billion of the quarter over quarter growth and $4.0 billion of the year-to-date period over period growth in earning assets. Average investment securities increased $0.5 billion and other short-term investments and trading securities declined $0.2 billion in the third quarter of 2003 compared to the third quarter of 2002. On a comparative average year-to-date basis, average investment securities increased $0.7 billion and other short-term investments and trading securities declined $0.5 billion in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The Corporation estimates that approximately $1.6 billion and $1.8 billion of the average loan and lease growth in the three and nine months ended September 30, 2003 compared to like periods in the prior year, was attributable to the 2002 banking acquisitions.

Average interest bearing liabilities increased $2.9 billion or 13.5% in the third quarter of 2003 compared to the same period in 2002. For the nine months ended September 30, 2003, average interest bearing liabilities increased $3.4 billion or 16.0% over the comparable period. Average interest bearing deposits increased $3.0 billion or 20.5% in the third quarter of 2003 compared to the third quarter of last year. On a year-to-date basis, average interest bearing deposits increased $3.1 billion or 21.2% in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Average borrowings were relatively unchanged in the third quarter of 2003 and increased $0.3 billion or 4.6% in the first nine months of 2003 compared to the same periods in 2002. The Corporation estimates that approximately $1.5 billion and $1.7 billion of the average interest bearing deposit growth in the three and nine months ended September 30, 2003 compared to like periods in the prior year, was attributable to the 2002 banking acquisitions.

Average noninterest bearing deposits increased $0.8 billion or 24.1% and $0.7 billion or 22.2% in the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. Approximately $0.2 billion of the growth in average noninterest bearing deposits in the three and nine months ended September 30, 2003, compared to the same periods in 2002 was attributable to the 2002 banking acquisitions.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                   Consolidated Average Loans and Leases
                   _____________________________________

                                            2003                      2002          Growth Pct.
                               -----------------------------  ------------------- ---------------
                                 Third     Second    First      Fourth    Third            Prior
                                Quarter   Quarter   Quarter    Quarter   Quarter  Annual  Quarter
                               --------- --------- ---------  --------- --------- ------ --------
Commercial
   Commercial                 $   6,912 $   7,043 $   6,827  $   6,636 $   5,998   15.2 %   (1.9)%

      Commercial real estate
         Commercial mortgages     6,986     6,859     6,677      6,464     5,617   24.4      1.9
         Construction             1,014       977       934        896       799   27.0      3.8
                               --------- --------- ---------  --------- --------- ------ --------
      Total commercial
         real estate              8,000     7,836     7,611      7,360     6,416   24.7      2.1

   Commercial lease financing       392       390       394        395       384    2.1      0.6
                               --------- --------- ---------  --------- --------- ------ --------
Total Commercial                 15,304    15,269    14,832     14,391    12,798   19.6      0.2

Personal
   Residential real estate
      Residential mortgages       2,751     2,705     2,623      2,741     2,545    8.1      1.7
      Construction                  210       189       175        156       150   39.9     11.3
                               --------- --------- ---------  --------- --------- ------ --------
   Total residential
      real estate                 2,961     2,894     2,798      2,897     2,695    9.9      2.3

    Personal loans
      Student                        84        97       107         94        86   (2.8)   (13.5)
      Credit card                   200       191       187        182       172   16.6      5.1
      Home equity loans
         and lines                4,100     4,075     4,048      3,873     3,543   15.7      0.6
      Other                       1,692     1,551     1,561      1,445     1,198   41.2      9.1
                               --------- --------- ---------  --------- --------- ------ --------
   Total personal loans           6,076     5,914     5,903      5,594     4,999   21.5      2.7

   Personal lease financing         255       322       367        406       449  (43.1)   (20.7)
                               --------- --------- ---------  --------- --------- ------ --------
Total Personal                    9,292     9,130     9,068      8,897     8,143   14.1      1.8
                               --------- --------- ---------  --------- --------- ------ --------
Total Consolidated Average
   Loans and Leases           $  24,596 $  24,399 $  23,900  $  23,288 $  20,941   17.5 %    0.8 %
                               ========= ========= =========  ========= ========= ====== ========

Compared with the third quarter of 2002, total consolidated average loans and leases increased $3.7 billion or 17.5%. Approximately $1.6 billion of average total consolidated loan and lease growth in the third quarter of 2003 was attributable to the 2002 banking acquisitions. Excluding the impact of these acquisitions, total average commercial loans and leases increased $1.1 billion or 7.4% primarily due to an increase of $0.8 billion in average commercial real estate loans. Total average personal loans and leases increased $1.0 billion or 11.8% excluding the impact of acquisitions.
Average personal loan and lease growth, excluding acquisitions, was driven primarily by growth in home equity loans and lines of $0.5 billion with the remainder of the growth attributable to indirect auto loans and residential real estate mortgage and construction loans. From a production standpoint, residential real estate loan closings declined approximately 8.8% in the third quarter compared to the second quarter of 2003. For the nine months ended September 30, 2003 production was approximately $1.8 billion or 64.8% greater than production in the first nine months of 2002. The current application volume appears to be slowing. The application volume in September and early October indicates that fourth quarter loan closings may be approximately one-half of the volume of closings experienced in the current quarter.

Compared to the second quarter of 2003, total average loans increased $0.2 billion or 0.8% and was driven by personal loan growth. Total average commercial loans and leases were relatively unchanged compared to the second quarter of 2003. The growth in average commercial real estate loans in the current quarter of $164.2 million was offset by a decline in average commercial loans of $130.8 million. While total commercial commitments increased, line utilization declined between the second and third quarters of the current year. The Corporation had similar experience in average commercial loan growth in the third quarter of 2002 compared to second quarter of 2002 where average commercial loans decreased $88.9 million, excluding acquisitions, which indicates that some seasonality exists in commercial lending during the third quarter.

The rate of growth experienced in commercial loans has largely been the result of attracting new customers in all of the Corporation's markets. Existing customers are generally not increasing their credit needs but appear to be successfully managing their businesses through the slower economic conditions and lower revenue levels. The Corporation's commercial lending activities have historically fared well as the economy strengthens and it anticipates loan demand from existing customers will slowly strengthen reflecting the condition of its markets in future quarters. Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary consumer loan product. The Corporation anticipates these products will continue to drive growth in the consumer side of its banking activities.

Generally, the Corporation sells residential real estate production in the secondary market, although selected loans with wider spreads and adjustable rate characteristics are periodically retained in the portfolio and serve as a potential source of liquidity in the future. Residential real estate loans sold to investors amounted to $1.1 billion in the third quarter of 2003 compared to $0.8 billion in the third quarter of the prior year. For the nine months ended September 30, 2003, and 2002, residential real estate loans sold to investors amounted to $3.2 billion and $1.7 billion, respectively.
At September 30, 2003 and 2002, the Corporation had approximately $42.8 million and $265.7 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $19.4 million in the third quarter of 2003 compared to $10.4 million in the third quarter of last year. For the nine months ended September 30, 2003, and 2002, gains from the sale of mortgage loans amounted to $49.7 million and $21.0 million, respectively.

Auto loans securitized and sold in the third quarter of 2003 amounted to $0.2 billion compared to $0.1 billion in the third quarter of last year. For the nine months ended September 30, 2003, and 2002, auto loans securitized and sold amounted to $0.5 billion and $0.3 billion, respectively. Gains from the sale and securitization of auto loans amounted to $0.8 million in the current quarter compared to $2.9 million in the same period last year. For the nine months ended September 30, 2003, and 2002, gains from the sale and securitization of auto loans amounted to $6.1 million and $5.9 million, respectively.

During the third quarter of 2002, the Corporation sold $37.9 million of student loans. Gains from the sale of student loans amounted to $1.6 million in the third quarter of the prior year. For the nine months ended September 30, 2003 and 2002, the Corporation sold $32.2 million and $43.3 million of student loans and recognized gains of $1.4 million and $1.8 million, respectively.

The Corporation anticipates that it will continue to divest narrower interest rate spread assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      _____________________________

                                            2003                      2002          Growth Pct.
                               -----------------------------  ------------------- ---------------
                                 Third     Second    First      Fourth    Third            Prior
                                Quarter   Quarter   Quarter    Quarter   Quarter  Annual  Quarter
                               --------- --------- ---------  --------- --------- ------ --------
Bank issued deposits
   Noninterest bearing deposits
      Commercial              $   2,991 $   2,799 $   2,666  $   2,811 $   2,432   22.9 %   6.8 %
      Personal                      828       818       761        728       711   16.6     1.3
      Other                         530       456       433        439       363   46.0    16.2
                               --------- --------- ---------  --------- --------- ------ --------
   Total noninterest
      bearing deposits            4,349     4,073     3,860      3,978     3,506   24.1     6.8

   Interest bearing deposits
      Savings and NOW             3,273     3,139     2,896      2,733     2,420   35.2     4.3
      Money market                6,040     6,135     6,274      6,443     5,556    8.7    (1.5)
      Foreign activity              759       861       867        891       733    3.5   (11.9)
                               --------- --------- ---------  --------- --------- ------ --------
   Total interest
      bearing deposits           10,072    10,135    10,037     10,067     8,709   15.6    (0.6)

   Time deposits
      Other CDs and
         time deposits            2,707     2,791     2,905      3,033     2,756   (1.8)   (3.0)
      CDs greater than $100,000     617       628       662        680       634   (2.6)   (1.7)
                               --------- --------- ---------  --------- --------- ------ --------
   Total time deposits            3,324     3,419     3,567      3,713     3,390   (1.9)   (2.8)
                               --------- --------- ---------  --------- --------- ------ --------
Total bank issued deposits       17,745    17,627    17,464     17,758    15,605   13.7     0.7

Wholesale deposits
   Money market                      73        75        77         75        74   (1.7)   (2.8)
   Brokered CDs                   2,938     3,048     2,682      1,584     1,606   82.9    (3.6)
   Foreign time                   1,399     1,392       924      1,206     1,001   39.8     0.5
                               --------- --------- ---------  --------- --------- ------ --------
Total wholesale deposits          4,410     4,515     3,683      2,865     2,681   64.5    (2.3)
                               --------- --------- ---------  --------- --------- ------ --------
Total consolidated
   average deposits           $  22,155 $  22,142 $  21,147  $  20,623 $  18,286   21.2 %   0.1 %
                               ========= ========= =========  ========= ========= ====== ========

Total average deposits increased $3.9 billion or 21.2% in the third quarter of 2003 compared to the third quarter of 2002. The Corporation believes that annual deposit growth better reflects trends due to the seasonality that occurs between quarters. Average deposits associated with the 2002 banking acquisitions accounted for approximately $1.7 billion of the third quarter 2003 versus 2002 quarterly average deposit growth. Excluding the effect of these acquisitions, noninterest bearing deposits increased $0.7 billion while bank-issued interest bearing activity accounts increased $0.3 billion. The growth in bank-issued transaction deposits reflects the successful sales focus on certain activity accounts particularly in the new and expanded markets. Excluding acquisitions, average bank-issued time deposits declined $0.5 billion. M&I's markets have continued to experience some unprofitable pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels. The Corporation has elected not to pursue such relationships.

The growth in bank issued deposits includes both commercial and retail banking and the effect of the lower interest rate environment. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation's profitability. Specific retail deposit initiatives include bank-at-work, single service calling, and retention calling programs.

Compared with the third quarter of 2002, average wholesale deposits increased $1.7 billion in the current quarter. The Corporation has made greater use of wholesale funding alternatives, especially institutional CDs, during the latter half of 2002 and 2003. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships as previously discussed.

During the third quarter of 2003, the Corporation's 6.375% subordinated notes in the amount of $100.0 million matured. In addition, $51.6 million of the Corporation's Series E medium-term notes with a fixed coupon rate of 5.75% were acquired in open-market purchases. Series E medium term notes aggregating $50.0 million and MiNotes aggregating $64.5 million were issued by the Corporation during the third quarter of 2003. During the third quarter of 2003, $13.2 million of 4.125% senior bank notes and $22.3 million of 6.375% subordinated bank notes were acquired in open-market purchases. Fixed rate advances from the Federal Home Loan Bank ("FHLB") aggregating $33.2 million with a weighted average coupon of 6.08% were retired during the current quarter. In addition, $610.0 million of FHLB floating rate advances were retired. Receive floating/ pay fixed interest rate swaps designated as cash flow hedges on the forecasted interest payments on the retired FHLB floating rate advances were terminated during the third quarter. New FHLB advances in the third quarter of 2003 amounted to $1.1 billion.
Approximately $0.5 billion of the new FHLB advances were fixed rate and $0.6 billion were floating rate advances. As announced in the second quarter of 2003, MVBI Capital Trust redeemed its Floating Rate Trust Preferred Securities on July 31, 2003.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and nine months ended September 30, 2003 and 2002, are presented in the following tables ($ in millions):

                    Consolidated Yield and Cost Analysis
                    ____________________________________

                                           Three Months Ended               Three Months Ended
                                           September 30, 2003               September 30, 2002
                                   --------------------------------  -------------------------------
                                                           Average                           Average
                                      Average              Yield or     Average              Yield or
                                      Balance   Interest   Cost (b)     Balance   Interest   Cost (b)
                                   ------------ --------- ---------  ------------ --------- --------
Loans and leases: (a)
   Commercial loans and leases     $   7,304.4 $    83.9      4.55 % $   6,382.3 $    84.5      5.25 %
   Commercial real estate loans        8,000.0     110.9      5.50       6,415.4     106.3      6.57
   Residential real estate loans       2,961.2      42.7      5.72       2,695.1      46.1      6.79
   Home equity loans and lines         4,098.6      56.7      5.49       3,543.4      58.7      6.57
   Personal loans and leases           2,232.2      29.4      5.23       1,904.8      30.9      6.45
                                    ----------- --------- ---------   ----------- --------- ---------
Total loans and leases                24,596.4     323.6      5.22      20,941.0     326.5      6.19

Investment securities (b):
   Taxable                             3,990.1      33.3      3.34       3,444.3      49.9      5.89
   Tax Exempt (a)                      1,166.8      21.7      7.50       1,223.3      22.5      7.41
                                    ----------- --------- ---------   ----------- --------- ---------
Total investment securities            5,156.9      55.0      4.27       4,667.6      72.4      6.29

Trading securities (a)                    26.8       0.1      0.99          21.1       0.1      1.50

Other short-term investments             259.6       0.5      0.79         477.3       1.8      1.54
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest earning assets      $  30,039.7 $   379.2      5.02 % $  26,107.0 $   400.8      6.11 %
                                    =========== ========= =========   =========== ========= =========

Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $  10,072.1 $    16.2      0.64 % $   8,709.5 $    26.9      1.22 %
      Bank issued time deposits        3,324.3      20.3      2.42       3,390.1      26.9      3.15
                                    ----------- --------- ---------   ----------- --------- ---------
   Total bank issued deposits         13,396.4      36.5      1.08      12,099.6      53.8      1.76
   Wholesale deposits                  4,409.6      15.8      1.42       2,680.7      15.8      2.33
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest bearing deposits       17,806.0      52.3      1.16      14,780.3      69.6      1.87

Short-term borrowings                  3,102.6      19.6      2.51       4,342.0      39.7      3.63
Long-term borrowings                   3,775.7      40.7      4.27       2,633.6      30.7      4.62
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest bearing liabilities $  24,684.3 $   112.6      1.81 % $  21,755.9 $   140.0      2.55 %
                                    =========== ========= =========   =========== ========= =========
Net interest margin (FTE) as a
   percent of average earning assets           $   266.6      3.53 %             $   260.8      3.98 %
                                                ========= =========               ========= =========

Net interest spread (FTE)                                     3.21 %                            3.56 %
                                                          =========                         =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

                    Consolidated Yield and Cost Analysis
                    ____________________________________

                                            Nine Months Ended                Nine Months Ended
                                           September 30, 2003               September 30, 2002
                                   --------------------------------  -------------------------------
                                                           Average                           Average
                                      Average              Yield or     Average              Yield or
                                      Balance   Interest   Cost (b)     Balance   Interest   Cost (b)
                                   ------------ --------- ---------  ------------ --------- --------
Loans and leases: (a)
   Commercial loans and leases     $   7,319.6 $   254.2      4.64 % $   6,373.2 $   254.2      5.33 %
   Commercial real estate loans        7,817.3     335.2      5.73       6,154.1     308.2      6.70
   Residential real estate loans       2,884.9     130.6      6.05       2,560.8     134.4      7.02
   Home equity loans and lines         4,074.1     175.2      5.75       3,413.8     172.0      6.74
   Personal loans and leases           2,205.2      90.8      5.50       1,765.1      90.4      6.84
                                    ----------- --------- ---------   ----------- --------- ---------
Total loans and leases                24,301.1     986.0      5.42      20,267.0     959.2      6.33

Investment securities (b):
   Taxable                             3,972.1     120.4      4.10       3,181.1     150.2      6.49
   Tax Exempt (a)                      1,180.0      65.6      7.58       1,229.6      68.0      7.48
                                    ----------- --------- ---------   ----------- --------- ---------
Total investment securities            5,152.1     186.0      4.89       4,410.7     218.2      6.77

Trading securities (a)                    23.3       0.2      1.11          14.6       0.3      2.44

Other short-term investments             266.5       1.9      0.98         821.2       9.7      1.59
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest earning assets      $  29,743.0 $ 1,174.1      5.29 % $  25,513.5 $ 1,187.4      6.24 %
                                    =========== ========= =========   =========== ========= =========

Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $  10,081.2 $    59.3      0.79 % $   8,636.1 $    81.1      1.26 %
      Bank issued time deposits        3,435.9      65.6      2.55       3,482.0      88.3      3.39
                                    ----------- --------- ---------   ----------- --------- ---------
   Total bank issued deposits         13,517.1     124.9      1.24      12,118.1     169.4      1.87
   Wholesale deposits                  4,205.3      50.5      1.61       2,506.5      44.5      2.38
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest bearing deposits       17,722.4     175.4      1.32      14,624.6     213.9      1.96

Short-term borrowings                  3,303.7      62.6      2.54       4,225.9     116.4      3.68
Long-term borrowings                   3,724.8     125.2      4.49       2,492.6      90.0      4.83
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest bearing liabilities $  24,750.9 $   363.2      1.96 % $  21,343.1 $   420.3      2.63 %
                                    =========== ========= =========   =========== ========= =========
Net interest margin (FTE) as a
percent of average earning assets              $   810.9      3.65 %             $   767.1      4.04 %
                                                ========= =========               ========= =========

Net interest spread (FTE)                                     3.33 %                            3.61 %
                                                          =========                         =========

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin, as a percent of average earning assets on a fully taxable equivalent basis ("FTE"), decreased 45 basis points from 3.98 percent in the third quarter of 2002 to 3.53 percent in the third quarter of 2003. The yield on average interest earning assets decreased 109 basis points in the third quarter of 2003 compared to the third quarter of the prior year. The cost of bank issued interest bearing deposits in the current quarter decreased 68 basis points from the same quarter of the previous year. The increase in noninterest bearing deposits as previously discussed provided a benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) decreased 86 basis points in the current quarter compared to the third quarter of last year.

On a year-to-date basis, the net interest margin FTE decreased 39 basis points from 4.04 percent for the nine months ended September 30, 2002 to
3.65 percent for the nine months ended September 30, 2003. The yield on average interest earning assets decreased 95 basis points in the first nine months of 2003 compared to the first nine months of the prior year. The cost of bank issued interest bearing deposits decreased 63 basis points while the cost of other funding sources decreased 80 basis points for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

Net interest income was affected by a number of factors. Solid balance sheet growth and increased loan spreads have been beneficial to net interest income in the first nine months of 2003. The current lower absolute level of interest rates and increased level of prepayments has shortened the expected life of many of the Corporation's financial assets. Lower reinvestment rates, holding assets with shorter lives and a conscious slowing in deposit repricing resulting from selectively lowering deposit rates, have negatively impacted net interest income. The Corporation continued to experience higher levels of prepayments with respect to its loans and investment securities in the first two months of the current quarter with some slowing in September. At this point, the Corporation estimates that based on the current interest rate environment, most of the accelerated prepayment activity with respect to its loans and investment securities has occurred.

Based on the anticipated lower levels of prepayment activity and the impact of the debt refinancing previously discussed, the Corporation anticipates the net interest margin as a percent of average earning assets will stabilize or improve somewhat beginning in the fourth quarter of 2003. Net interest income and the net interest margin can vary and continues to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.

        PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
        ______________________________________________________

The following tables present comparative consolidated credit quality information as of September 30, 2003, and the prior four quarters.

                         Nonperforming Assets
                         ____________________

                               ($000's)

                                                         2003                           2002
                                       -------------------------------------- -------------------------
                                           Third        Second       First        Fourth       Third
                                          Quarter      Quarter      Quarter      Quarter      Quarter
                                       ------------ ------------ ------------ ------------ ------------
Nonaccrual                            $    180,535 $    195,448 $    205,373 $    188,232 $    173,185

Renegotiated                                   286          304          312          326          305

Past due 90 days or more                     6,479        7,561        6,439        5,934        7,407
                                       ------------ ------------ ------------ ------------ ------------
Total nonperforming loans and leases       187,300      203,313      212,124      194,492      180,897

Other real estate owned                     13,642       10,527        8,259        8,692        8,223
                                       ------------ ------------ ------------ ------------ ------------
Total nonperforming assets            $    200,942 $    213,840 $    220,383 $    203,184 $    189,120
                                       ============ ============ ============ ============ ============

Allowance for loan and lease losses   $    348,100 $    348,100 $    338,253 $    338,409 $    300,628
                                       ============ ============ ============ ============ ============

                        Consolidated Statistics
                        _______________________

                                                         2003                           2002
                                       -------------------------------------- -------------------------
                                           Third        Second       First        Fourth       Third
                                          Quarter      Quarter      Quarter      Quarter      Quarter
                                       ------------ ------------ ------------ ------------ ------------
Net charge-offs to average
   loans and leases annualized                0.13%        0.16%        0.44%        0.23%        0.20%
Total nonperforming loans and leases
   to total loans and leases                  0.76         0.82         0.88         0.81         0.84
Total nonperforming assets to total loans
   and leases and other real estate owned     0.82         0.86         0.91         0.85         0.88
Allowance for loan and lease losses
   to total loans and leases                  1.41         1.40         1.40         1.42         1.40
Allowance for loan and lease losses
   to total nonperforming loans and leases     186          171          159          174          166

                  Nonaccrual Loans and Leases By Type
                  ___________________________________

                               ($000's)

                                                         2003                           2002
                                       -------------------------------------- -------------------------
                                           Third        Second       First        Fourth       Third
                                          Quarter      Quarter      Quarter      Quarter      Quarter
                                       ------------ ------------ ------------ ------------ ------------
Commercial
   Commercial, financial
      and agricultural                $     66,571 $     77,389 $     93,400 $     81,433 $     78,421
   Lease financing receivables               4,538        6,350        6,755        2,819        2,994
                                       ------------ ------------ ------------ ------------ ------------
Total commercial                            71,109       83,739      100,155       84,252       81,415

Real estate
   Construction and land development           353          460        2,017          145           79
   Commercial mortgage                      47,012       46,346       42,241       46,179       37,408
   Residential mortgage                     60,287       63,843       59,547       56,166       52,590
                                       ------------ ------------ ------------ ------------ ------------
Total real estate                          107,652      110,649      103,805      102,490       90,077

Personal                                     1,774        1,060        1,413        1,490        1,693
                                       ------------ ------------ ------------ ------------ ------------
Total nonaccrual loans and leases     $    180,535 $    195,448 $    205,373 $    188,232 $    173,185
                                       ============ ============ ============ ============ ============

           Reconciliation of Allowance for Loan and Lease Losses
           _____________________________________________________

                               ($000's)

                                                         2003                           2002
                                       -------------------------------------- -------------------------
                                           Third        Second       First        Fourth       Third
                                          Quarter      Quarter      Quarter      Quarter      Quarter
                                       ------------ ------------ ------------ ------------ ------------
Beginning balance                     $    348,100 $    338,253 $    338,409 $    300,628 $    292,512

Provision for loan and lease losses          7,852       19,642       25,692       23,398       18,842

Allowance of banks and loans acquired           --           --           --       27,848           --

Loans and leases charged-off
   Commercial                                4,317        6,619        2,256        8,276        6,482
   Real estate                               3,238        3,739        3,130        3,074        2,113
   Personal                                  2,528        2,942        2,969        3,608        2,632
   Leases                                      880        1,191       20,060        2,496        2,053
                                       ------------ ------------ ------------ ------------ ------------
Total charge-offs                           10,963       14,491       28,415       17,454       13,280

Recoveries on loans and leases
   Commercial                                1,400        2,624          902        1,525        1,070
   Real estate                                 591          772          495          971          343
   Personal                                    831          732          733          813          667
   Leases                                      289          568          437          680          474
                                       ------------ ------------ ------------ ------------ ------------
Total recoveries                             3,111        4,696        2,567        3,989        2,554
                                       ------------ ------------ ------------ ------------ ------------
Net loans and leases charge-offs             7,852        9,795       25,848       13,465       10,726
                                       ------------ ------------ ------------ ------------ ------------
Ending balance                        $    348,100 $    348,100 $    338,253 $    338,409 $    300,628
                                       ============ ============ ============ ============ ============

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $13.6 million at September 30, 2003, compared to $10.5 million at June 30, 2003 and $8.2 million at September 30, 2002. Approximately $1.7 million of the increase since June 30, 2003 relates to commercial real estate and $1.4 million of the increase since June 30, 2003 relates to residential real estate.

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

At September 30, 2003, nonperforming loans and leases amounted to $187.3 million or 0.76% of consolidated loans and leases compared to $203.3 million or 0.82% of consolidated loans and leases at June 30, 2003, a decrease of $16.0 million or 7.9%. Nonaccrual loans and leases accounted for $14.9 million of the decrease since June 30, 2003. Nonaccrual commercial loans decreased $10.8 million. Nonaccrual commercial real estate loans increased $0.7 million. Nonaccrual construction and land development loans were relatively unchanged. Nonaccrual residential real estate loans decreased $3.6 million. Nonaccrual consumer loans increased $0.7 million. Nonaccrual leases decreased $1.8 million compared to the second quarter of 2003.

Net charge-offs amounted to $7.9 million or 0.13% of average loans and leases in the third quarter of 2003 compared to $9.8 million or 0.16% of average loans in the second quarter of 2003 and $10.7 million or 0.20% of average loans in the third quarter of 2002.

Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs which were somewhat lower than expected based on the state of the economy in the markets the Corporation serves. In previous quarters, the Corporation disclosed that it expects net charge-offs, excluding the airline lease charge-offs taken in the first quarter, to range from 0.15% to 0.25% for the year and nonperfoming loans and leases as a percent of total loans and leases outstanding to be in the range of 80-90 basis points. Based on this quarter's experience, it appears that the Corporation's credit quality ratios will be at the low end of the range in the near term. Until the economy demonstrates clear strengthening, some degree of stress and uncertainty exists and the Corporation believes it is too soon to project if this quarter's experience will be sustained.

The provision for loan and lease losses amounted to $7.9 million and $53.2 million for the three and nine months ended September 30, 2003, respectively compared to $18.8 million and $51.0 million for the three and nine months ended September 30, 2002, respectively. The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The allowance for loan and lease losses to the total loan and lease portfolio was 1.41% at September 30, 2003, and 1.40% at September 30, 2002.


                             OTHER INCOME
                             ____________

Total other income in the third quarter of 2003 amounted to $325.0 million compared to $272.5 million in the same period last year, an increase of $52.5 million or 19.3%. For the nine months ended September 30, 2003, total other income amounted to $910.2 million, an increase of $114.5 million or 14.4% compared to $795.7 million for the nine months ended September 30, 2002.

Total data processing services revenue amounted to $166.3 million in the third quarter of 2003 compared to $153.9 million in the third quarter of 2002, an increase of $12.4 million or 8.0%. On a year to date basis, total data processing services revenue amounted to $481.4 million for the first nine months of 2003 compared to $445.2 million in the first nine months of 2002, an increase of $36.2 million or 8.1%. e-Finance solutions revenue increased $4.1 million or 11.0% and $17.0 million or 16.2% in the three and nine months ended September 30, 2003, respectively, compared to the same periods in the prior year. Revenue growth was driven by consumer payment volume from three large financial institution clients, increased adoption of electronic bill presentment and payment in the customer base and revenues associated with the PayTrust acquisition. Financial technology solutions revenue, the traditional outsourcing business, increased $8.3 million or 7.1% in the third quarter of 2003 compared to the third quarter of last year and increased $19.2 million or 5.6% for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Primary contributors to revenue growth in the current quarter included electronic funds delivery, card solutions, and private label banking. During the current quarter several significant client conversions to the core financial account processing system were completed. Total buyout revenue, which varies from period to period, decreased $3.5 million in the current quarter compared to the third quarter of last year and was $6.0 million less in the first nine months of 2003 compared to the first nine months of 2002.

For the three months ended September 30, 2003, item processing revenue amounted to $11.2 million compared to $9.8 million for the three months ended September 30, 2002, an increase of $1.4 million or 14.3%. For the nine months ended September 30, 2003, item processing revenue amounted to $31.0 million compared to $29.2 million for the nine months ended September 30, 2002, an increase of $1.8 million or 6.3%. Revenue in the current quarter includes a payment services contract buyout of $0.6 million. The remainder of the increase in revenues is due to new customers and increased volumes processed.

Trust services revenue increased $3.0 million or 10.6% in the third quarter of 2003 compared to the third quarter of 2002 amounting to $32.0 million in 2003 and $29.0 million in 2002, respectively. For the nine months ended September 30, 2003, trust services revenue amounted to $93.3 million compared to $91.3 million for the nine months ended September 30, 2002, an increase of $2.0 million or 2.1%. The positive impact from acquisitions and sales efforts were offset by the decline in market values of assets under management. Assets under management were approximately $14.5 billion at September 30, 2003, compared to $12.9 billion at December 31, 2002, and $12.2 billion at September 30, 2002. During the third quarter of 2003, Trust services continued to experience modest shifting of funds into equities as a result of improved market performance which provided some benefit to revenue.

Service charges on deposits in the third quarter of 2003 increased $0.5 million or 1.9% compared to the third quarter of 2002. For the nine months ended September 30, 2003, service charges on deposits increased $1.1 million or 1.5% compared with the nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, service charges on deposits associated with the Southwest acquisition amounted to $0.8 million and $2.3 million, respectively.

Total mortgage banking revenue was $24.2 million in the third quarter of 2003 compared with $14.3 million in the third quarter of 2002, an increase of $9.9 million. Total mortgage banking revenue was $63.5 million in the first nine months of 2003 compared with $31.1 million in the first nine months of 2002, an increase of $32.4 million. Gains from sales of mortgages to the secondary market and mortgage-related fees accounted for the increase. For the three and nine months ended September 30, 2003, the Corporation sold $1.1 billion and $3.2 billion of loans to the secondary market, respectively. Retained interests in the form of mortgage servicing rights amounted to $1.7 million in the first nine months of 2003. For the three and nine months ended September 30, 2002, the Corporation sold $0.8 billion and $1.7 billion of loans to the secondary market, respectively. Retained interests in the form of mortgage servicing rights amounted to $2.5 million in the first nine months of 2002.

Net investment securities gains in the third quarter of 2003 amounted to $16.7 million. As previously discussed, $16.2 million represents the gain from the sale of one of the portfolio companies held by the Corporation's Capital Markets group. For the nine months ended September 30, 2003, net investment securities gains amounted to $15.7 million. Gains recognized by the Corporation's Capital Markets group amounted to $17.9 million, including the transaction previously discussed. These gains were offset by $4.1 million of impairment losses on the interest-only strips associated with auto loan securitization activity recognized in the second quarter of 2003. The Corporation's Capital Markets Group had losses of $4.2 million for the three months ended September 30, 2002, and losses of $4.8 million for the nine months ended September 30, 2002.

Other income in the third quarter of 2003 amounted to $41.7 million compared to $37.4 million in the third quarter of 2002, an increase of $4.3 million or 11.6%. For the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, other income increased $19.2 million or 18.1%. Approximately $1.5 million and $3.6 million of the increase for the three and nine months ended September 30, 2003, respectively, was attributable to the 2002 banking acquisitions. Loan fees, which include prepayment charges, and other commissions and fees, excluding the impact of the Southwest acquisition, increased $6.4 million in the current quarter compared to the third quarter of last year and for the nine month period increased $15.4 million. Auto securitization income decreased $1.6 million and increased $1.5 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of the prior year. The quarter over quarter decline was primarily due to lower gains from the sale of auto loans which was offset by increased servicing fee income. The increase on a year to date basis was primarily due to increased servicing fee income. Auto loans securitized and sold in the third quarter of 2003 amounted to $0.2 billion compared to $0.1 billion in the third quarter of last year. Auto loans securitized and sold in the first nine months of 2003 amounted to $0.5 billion compared to $0.3 billion in the first nine months of last year. Gains from the sale of student loans decreased $1.6 million in the current quarter compared to the third quarter of 2002. On a comparative year to date basis, gains from the sale of student loans declined $0.4 million. Approximately $32.2 million and $43.3 million student loans were sold in the first nine months of 2003 and 2002, respectively. Gains from the sale of a branch contributed approximately $1.6 million to other income in the third quarter of 2003. For the nine months ended September 30, 2003, three branches were sold at an aggregate gain of $2.5 million. Gains from the sale of other real estate increased $2.1 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was primarily due to the sale of one large property in the first quarter of 2003. Trading income in the third quarter of 2003 decreased $2.8 million and on a year to date basis decreased $5.6 million compared to the same periods last year and was primarily due to lower income from fair value adjustments on free standing derivative instruments associated with auto loans sold to the multi-seller revolving conduit. Beginning in the second half of 2002 and throughout 2003, the Corporation has employed free standing interest rate futures to economically hedge the market value volatility from the auto-related derivative instrument due to changes in interest rates.

                            OTHER EXPENSE
                            _____________

Total other expense for the three months ended September 30, 2003 amounted to $410.0 million compared to $326.6 million for the three months ended September 30, 2002, an increase of $83.4 million or 25.6%. Approximately $7.0 million of the quarter over quarter expense growth was attributable to the Southwest acquisition which closed in the fourth quarter of 2002 and was included in M&I's operating expenses since the acquisition date. Total other expense for the three months ended September 30, 2003 includes the impact of the reversal of liabilities for a facility closure, write off of capitalized software costs and the cost of debt refinancing as previously discussed, which aggregated $61.9 million. Total other expense for the three months ended September 30, 2002 includes the transition costs associated with Metavante's integration of PayTrust which amounted to $3.9 million. Excluding the impact of acquisition activity and the items discussed above, total other expense growth in the third quarter of 2003 compared to the third quarter of 2002 was approximately $18.4 million or 5.7%.

For the nine months ended September 30, 2003, total other expense amounted to $1,081.3 million compared to $958.2 million for the nine months ended September 30, 2002, an increase of $123.1 million or 12.8%. Total other expense for the nine months ended September 30, 2003 includes the impact of the reversal of liabilities for a facility closure, write off of capitalized software costs and the cost of debt refinancing as previously discussed, which aggregated $61.9 million. The Corporation estimates that approximately $28.2 million of the expense growth on a year to date basis was attributable to the bank and Metavante acquisitions which were included in M&I's operating expenses since their acquisition dates. In addition, the nine months ended September 30, 2003 and 2002, include expenses for the transition costs associated with Metavante's integration of PayTrust which amounted to $2.5 million and $3.9 million, respectively. Excluding the impact of acquisition activity and the items discussed above, total other expense growth in the first nine months of 2003 compared to the first nine months of 2002 was approximately $34.4 million or 3.6%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 2003, and prior four quarters were:

                             Efficiency Ratios
                             _________________

                                    September 30,  June 30,    March 31,   December 31, September 30,
                                        2003         2003        2003          2002         2002
                                    -----------------------------------------------------------------
Consolidated Corporation                69.4 %       59.0 %       59.6 %       60.4 %       60.7 %

Consolidated Corporation
   Excluding Metavante                  60.6 %       48.2 %       48.5 %       49.6 %       50.0 %

Excluding the impact of the reversal of liabilities for a facility closure, write off of capitalized software costs, the cost of debt refinancing and the Capital Markets gain as previously discussed, the Corporation's consolidated efficiency ratio, excluding Metavante, was approximately 49.4% for the three months ended September 30, 2003.

Salaries and employee benefits expense amounted to $199.4 million in the third quarter of 2003 compared to $187.2 million in the third quarter of 2002, an increase of $12.2 million. For the nine months ended September 30, 2003, salaries and employee benefits expense amounted to $590.1 million compared to $552.0 million for the nine months ended September 30, 2002, an increase of $38.1 million. Included in salaries and benefit expense for the three and nine months ended September 30, 2003 was a reversal of $2.4 million of accrued severance associated with the decision to keep a facility operational as previously discussed. Salaries and employee benefits expense associated with the acquisitions and the PayTrust transition costs accounted for approximately $1.3 million and $14.0 million of the increase in salaries and benefits expense for the three and nine months ended September 30, 2003, respectively. Variable incentive compensation, primarily attributable to the banking segment, increased $6.4 million and $17.5 million in the three and nine months ended September 30, 2003 compared to the respective comparative periods of the prior year.

For the three months ended September 30, 2003, occupancy and equipment expense amounted to $40.3 million compared to $49.4 million in the comparative three month period in 2002, a decrease of $9.1 million. On a year to date basis, occupancy and equipment expense amounted to $133.8 million in the first nine months of 2003 compared to $143.0 million in the first nine months of 2002, a decrease of $9.2 million. Included in occupancy and equipment expense for the three and nine months ended September 30, 2003 is a reversal of $6.1 million of accrued lease termination costs associated with the decision to keep a facility operational as previously discussed. Occupancy and equipment expense associated with the PayTrust transition accounted for $1.7 million and $0.9 million of the decline in this expense in the three and nine months ended September 30, 2003 compared to the respective periods in the prior year. Expense reductions at the banking and Metavante segments more than offset the added expense from acquisitions.

Software expense in the third quarter of 2003 amounted to $11.7 million compared to $10.5 million in the third quarter of 2002. For the nine months ended September 30, 2003, software expense amounted to $32.4 million compared to $33.1 million for the nine months ended September 30, 2002. As previously reported, during the first quarter of 2002, the Corporation's banking segment incurred nonrecurring software charges of approximately $1.7 million.

For the three months ended September 30, 2003, processing charges amounted to $13.2 million compared to $11.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, processing charges amounted to $35.9 million compared to $29.6 million for the nine months ended September 30, 2002. The quarter over quarter and year to date over year to date growth in processing charges was primarily attributable to the banking segment and was due to increased third-party processing charges associated with wholesale loan activity.

Supplies and printing and shipping and handling expense amounted to $17.8 million in the third quarter of 2003 compared to $17.0 million in the third quarter of 2002, an increase of $0.8 million or 4.7%. On a year to date basis, supplies and printing and shipping and handling expense amounted to $54.2 million in the first nine months of 2003 compared to $49.6 million in the first nine months of 2002, an increase of $4.6 million or 9.3%. Approximately $0.1 million and $0.5 million of the increase for the three and nine months ended September 30, 2003, respectively, was attributable to the banking and Metavante acquisitions and the PayTrust transition costs. The remainder of the increase was primarily attributable to Metavante for both comparable periods.

For the three months ended September 30, 2003, professional services expense amounted to $11.1 million compared to $9.0 million for the three months ended September 30, 2002, an increase of $2.1 million. Approximately $0.1 million of the increase in professional services expense was attributable to the banking and Metavante acquisitions and transition costs. For the nine months ended September 30, 2003, professional services expense amounted to $32.3 million compared to $27.6 million for the nine months ended September 30, 2002, an increase of $4.7 million. Approximately $0.7 million of the increase in professional services expense in the first nine months of 2003 compared to the same period in 2002 was attributable to the banking and Metavante acquisitions and the PayTrust transition costs. The remaining increase was primarily attributable to increased fees associated with mortgage loan production and increased fees incurred by Metavante.

Intangible amortization expense decreased $4.4 million in the third quarter of 2003 compared to the third quarter of 2002 and on a year to date basis, increased $0.8 million in the first nine months of 2003 compared to the first nine months of 2002. Core deposit premium amortization increased $1.3 million and $4.4 million the three and nine months ended September 30, 2003, compared to the respective periods in the prior year. Amortization and valuation reserve adjustments associated with mortgage servicing rights decreased amortization expense $4.8 million in the third quarter of 2003 compared to the third quarter of 2002 and on a year to date basis, decreased amortization expense by $1.7 million. During the third quarter of 2003, $2.4 million of the valuation reserve established for mortgage servicing rights was reversed based on the estimated fair value of the servicing rights at September 30, 2003. The carrying value of the Corporation's mortgage servicing rights was $5.6 million at September 30, 2003.

Other expense amounted to $113.1 million in the third quarter of 2003 compared to $34.5 million in the third quarter of 2002, an increase of $78.6 million. For the nine months ended September 30, 2003 other expense amounted to $184.9 million compared to $106.3 million for the nine months ended September 30, 2002, which was also an increase of $78.6 million. Included in other expense for the three and nine months ended September 30, 2003, is the cost of the debt retirement and swap terminations, as previously discussed, which amounted to $54.7 million in the third quarter of 2003. For the nine months ended September 30, 2003, such costs amounted to $56.7 million and include the current quarter transactions plus the $2.0 million recognized in the second quarter of 2003 associated with the redemption of MVBI Capital Trust's Floating Rate Trust Preferred Securities. Expense associated with the banking and Metavante acquisitions and the PayTrust transition costs contributed approximately a net $0.4 million to other expense in the third quarter of 2003 and contributed a net $2.9 million to other expense in the first nine months of 2003. Increases in the cost of business related insurance coverage, increased spending in advertising and promotion and increased costs associated with Metavante's card solutions and equipment sales added an additional $4.2 million to other expense in the third quarter of 2003 compared to the third quarter of 2002 and $10.8 million in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Litigation, environmental clean-up and other losses recorded in the third quarter of 2002 and asset write-downs associated with foreclosed properties and commercial leasing residual values recorded in the first quarter of 2002 offset the comparable quarter over quarter and year to date over year to date expense growth.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion amortization and write-downs were $16.2 million in the third quarter of 2003 and in the third quarter of 2002 net capitalization amounted to $4.2 million resulting in an increase to other expense over the comparative quarters of $20.4 million. Net software and conversion amortization and write-downs were $7.8 million for the nine months ended September 30, 2003 and net capitalization amounted to $11.4 million for the nine months ended September 30, 2002, resulting in an increase to other expense over the comparative year to date periods of $19.2 million. As previously discussed, write-downs of capitalized software costs deemed to have no future value were $15.7 million in the three and nine months ended September 30, 2003. Approximately $1.5 million of net software capitalization in the nine months ended September 30, 2003 related to the PayTrust acquisition.


                             INCOME TAXES
                             ____________

The provision for income taxes for the three months ended September 30, 2003, amounted to $25.5 million or 15.4% of pre-tax income compared to $60.7 million or 33.7% of pre-tax income for the three months ended September 30, 2002. The provision for income taxes for the nine months ended September 30, 2003, amounted to $159.9 million or 28.4% of pre-tax income compared to $174.3 million or 32.9% of pre-tax income for the nine months ended September 30, 2002.

In the normal course of business, the Corporation and its affiliates are routinely subject to examinations from federal and state tax authorities. During the third quarter of 2003, several income tax audits covering multiple tax jurisdictions were resolved which positively affected the banking segment by approximately $25.0 million and Metavante by $4.9 million and resulted in a lower provision for income taxes in the Consolidated Statements of Income for the three and nine months ended September 30, 2003. Excluding the impact of the income tax audits, the pro forma effective income tax rate for both the three and nine months ended September 30, 2003 would have been 33.8%.


                     LIQUIDITY AND CAPITAL RESOURCES
                     _______________________________

Shareholders' equity was $3.34 billion or 9.9% of total consolidated assets at September 30, 2003, compared to $3.04 billion or 9.2% of total consolidated assets at December 31, 2002, and $2.72 billion or 9.0% of total consolidated assets at September 30, 2002. The increase at September 30, 2003 was primarily due to earnings net of dividends paid. The loss in accumulated other comprehensive income was $37.9 million lower since December 31, 2002, and $23.9 million lower since September 30, 2002. The net unrealized gain associated with available for sale investment securities declined $19.2 million since December 31, 2002 while the unrealized loss associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges declined $57.1 million since December 31, 2002 resulting in the net increase in Shareholders' equity. The change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges since December 31, 2002 was primarily due to the termination of certain interest rate swaps associated with the debt retirement in the third quarter of 2003 and the redemption of the trust preferred securities in the second quarter of 2003.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. During the third quarter of 2003, 1.6 million common shares were acquired at an aggregate cost of $50.2 million or $31.33 per common share. For the nine months ended September 30, 2003, 1.7 million shares have been acquired at an aggregate cost of $54.5 million or $31.19 per share.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                             Risk-Based Capital Ratios
                             _________________________

                                  ($ in millions)

                                    September 30, 2003                  December 31, 2002
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,583           9.31 % $           2,344           8.75 %
 Tier 1 Capital
   Minimum Requirement                 1,110           4.00               1,072           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,473           5.31 % $           1,272           4.75 %
                            ================================   ================================

 Total Capital             $           3,552          12.80 % $           3,322          12.40 %
 Total Capital
   Minimum Requirement                 2,220           8.00               2,143           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,332           4.80 % $           1,179           4.40 %
                            ================================   ================================

 Risk-Adjusted Assets      $          27,753                  $          26,791
                            =================                  =================

                                   Leverage Ratios
                                   ---------------
                                   ($ in millions)

                                    September 30, 2003                  December 31, 2002
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,583           7.98 % $           2,344           7.58 %
 Minimum Leverage
   Requirement                 970  -  1,618   3.00 -  5.00       928  -  1,546   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,613  -    965   4.98 -  2.98 % $ 1,416  -    798   4.58 -  2.58 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          32,358                  $          30,924
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $4.6 billion at September 30, 2003, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.9 billion at September 30, 2003, provides liquidity from maturities and amortization payments. The Corporation's mortgage loans held-for-sale provide additional liquidity. The loans, which aggregated $42.8 million at September 30, 2003, represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $17.7 billion in the third quarter of 2003. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $4.4 billion in the third quarter of 2003.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 7 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the third quarter of 2003.

The Corporation's lead bank, M&I Marshall & Ilsley Bank ("Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at September 30, 2003, amounted to $2.2 billion of which $0.6 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. During the third quarter of 2003, the Bank acquired $13.2 million of its senior notes and $22.3 million of its subordinated notes in open market purchases as part of the debt refinancing previously discussed. No bank notes were issued during the third quarter of 2003.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration statement which is intended to permit M&I to raise funds through sales of corporate debt securities with a relatively short lead time. Under the shelf registration statement, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At September 30, 2003, Series E notes outstanding amounted to $0.2 billion. During the third quarter of 2003, M&I acquired $51.6 million of Series E notes in open market purchases as part of the debt refinancing previously discussed. Series E notes aggregating $50.0 million were issued during the third quarter of 2003. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. Approximately $64.5 million of MiNotes were issued during the third quarter of 2003. Additionally, the Corporation has a commercial paper program. At September 30, 2003, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $3.1 billion at September 30, 2003. Long-term borrowings which are scheduled to mature in one year or less at September 30, 2003 amounted to $1.3 billion. Other obligations include future minimum lease payments on facilities and equipment as described in Note 10 and commitments to extend credit and letters of credit as described in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Many commitments to extend credit expire without being drawn upon and letters of credit are contingent commitments. The amounts outstanding at any time do not necessarily represent future cash requirements. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank in circumstances when it might not do so absent such policy.


                     CRITICAL ACCOUNTING POLICIES
                     ____________________________

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

                     Allowance for Loan and Lease Losses
                     ___________________________________

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

Collective Loan Impairment. This component of the allowance for loan and lease losses is comprised of two elements. First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Corporation segments the pools by type of loan or lease and using historical loss information, estimates a loss reserve for each pool.

The second element reflects management's recognition of the uncertainty and imprecision underlying the process of estimating losses. Based on management's judgment, reserves are allocated to industry segments or product types due to environmental conditions unique to the measurement period. Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends in the retail lending sector, risk profile, and portfolio composition. Reserves are allocated based on estimates of loss exposure that management has identified based on these economic trends or conditions. The internal risk rating system is then used to identify those loans within these industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management. The specific loans mentioned earlier are excluded from this analysis.

The following factors were taken into consideration in determining the adequacy of the allowance for loans and lease losses at September 30, 2003:

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

       At September 30, 2003, nonperforming loans and leases amounted to $187.3 million or 0.76% of consolidated loans and leases compared to $203.3 million or 0.82% of consolidated loans and leases at June 30, 2003, and $212.1 million or 0.88% of consolidated loans and leases at March 31, 2003. Nonperforming loans and leases decreased $16.0 million or 7.9% in the third quarter of 2003 compared to the second quarter of 2003. Approximately 79% of the decline was attributable to two larger credits. Average nonperforming loans and leases declined $22.1 million in the third quarter of 2003 compared to the second quarter of 2003 after remaining at consistent levels between the first and second quarters of 2003. Average nonperforming loans and leases amounted to $194.4 million in the current quarter compared to $216.5 million in the second quarter of 2003. Nonperforming loans and leases were $7.2 million or 3.7% lower at September 30, 2003, compared to December 31, 2002. As stated in previous quarters, some of the Corporation's largest nonperforming loans are in industries that have undergone well-publicized declines during the recent recession. Among those industries affected are construction and related, technology, airline, manufacturing and healthcare.

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

       Net charge-offs in the third quarter of 2003 amounted to $7.9 million, or 13 basis points of total average loans and leases outstanding this quarter compared to $9.8 million or 16 basis points of total average loans and leases outstanding in the second quarter of 2003 and $25.8 million or 44 basis points in the first quarter of 2003. Included in charge-offs for the first quarter was $19.0 million related to the carrying value of lease obligations for airplanes leased to Midwest Airlines, Inc. In 2002 and 2001, annual net charge-offs have remained in the range of approximately 20 basis points. This range of net charge-offs to average loans is somewhat higher than historical levels incurred by the Corporation over the past five years. In previous quarters, the Corporation disclosed that it expects net charge-offs, excluding the airline lease charge-offs taken in the first quarter, to range from 0.15% to 0.25% for the year and nonperfoming loans and leases as a percent of total loans and leases outstanding to be in the range of 80-90 basis points. Based on this quarter's experience, it appears that the Corporation's credit quality ratios will be at the low end of the range in the near term. Until the economy demonstrates clear strengthening, some degree of stress and uncertainty exists and the Corporation believes it is too soon to project if this quarter's experience will be sustained.

       During the third quarter of 2003, the Corporation's commitments to shared national credits were approximately $2.0 billion with usage averaging around 41%. Many of these borrowers are in industries currently impacted by the economic climate. In addition, many of the Corporation's largest charge-offs have come from the shared national credit portfolio. Approximately $1.3 million of the net charge-offs in the third quarter of 2003 relate to a shared national credit. Although these factors result in an increased risk profile, as of September 30, 2003, shared national credit nonperforming loans were approximately 0.31% and 0.74% of this segment's total commitments and outstandings, respectively. The Corporation's exposure to shared national credits is monitored closely given the economic uncertainty as well as this segment's loss experience.

       At September 30, 2003, special reserves continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), and the airline and travel industries. The majority of the commercial charge-offs incurred during the past year were in these industry segments.
       While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $348.1 million at September 30, 2003 which was unchanged since June 30, 2003. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

                 Capitalized Software and Conversion Costs
                 _________________________________________

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, however, the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended September 30, 2003, and 2002, the amount of software costs capitalized amounted to $11.8 million and $14.8 million, respectively. Amortization expense of software costs, excluding write-offs, amounted to $11.1 for the three months ended September 30, 2003 compared to $9.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, and 2002, the amount of software costs capitalized amounted to $43.8 million and $42.5 million, respectively. Amortization expense of software costs, excluding write-offs, amounted to $32.6 million and $25.5 million for the nine months ended September 30, 2003, and 2002, respectively.

In conjunction with previous acquisitions, Metavante had made certain operating decisions with respect to platform consolidations. As a result of a change in product strategy, $15.7 million of related capitalized software costs were determined to have no future value and were written off.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in the case of early termination. For the three months ended September 30, 2003, and 2002, the amount of conversion costs capitalized amounted to $3.2 million, respectively. Amortization expense amounted to $4.4 million and $4.5 million for the three months ended September 30, 2003, and 2002, respectively. For the nine months ended September 30, 2003, and 2002, the amount of conversion costs capitalized amounted to $9.4 million and $7.6 million, respectively. Amortization expense amounted to $12.7 million and $13.2 million for the nine months ended September 30, 2003, and 2002, respectively.

Net unamortized costs were ($ in millions):

                                          September 30,
                                    -------------------------
                                        2003          2002
                                    -----------   -----------
          Software                 $     137.7   $     132.9

          Conversions                     32.6          37.7
                                    -----------   -----------
             Total                 $     170.3   $     170.6
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

               Financial Asset Sales and Securitizations
               _________________________________________

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

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $918.3 million at September 30, 2003. At September 30, 2003, the carrying amount of retained interests amounted to $47.1 million.

The financial assets are sold in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Actual results can differ from expected results.

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

During the second quarter of 2003, the Corporation recognized an impairment loss of approximately $4.1 million, which is included in net investment securities gains in the Consolidated Statements of Income for the nine months ended September 30, 2003. The difference between revised assumptions based on actual and projected experience compared to initially expected assumptions were deemed to be other than temporary.

The Corporation also sells, from time to time, investment securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote QSPE whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Bank provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Bank acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as trading in the Corporation's Consolidated Balance Sheet.

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

At September 30, 2003, highly rated investment securities in the amount of $208.7 million were outstanding in the QSPE to support the outstanding commercial paper.

                              Income Taxes
                              ____________

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

During the third quarter of 2003, several income tax audits covering multiple tax jurisdictions were resolved which positively affected the banking segment by approximately $25.0 million and Metavante by $4.9 million and resulted in a lower provision for income taxes in the Consolidated Statements of Income for the three and nine months ended September 30, 2003.


                       FORWARD-LOOKING STATEMENTS
                       __________________________

Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Position and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding expected operating activities and results which are preceded by words such as "expects", "anticipates" or "believes". Such statements are subject to important factors that could cause the Corporation's actual results to differ materially than those anticipated by the forward-looking statements. These factors include those referenced in Item 1, Business, of the Corporation's Annual Report on Form 10-K for the period ending December 31, 2002 under the heading "Forward-Looking Statements" or as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.


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

       Interest Rate Risk
       ___________________

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

                            Impact to Annual Pretax Income as of

                             September 30,   June 30,     March 31,   December 31, September 30,
                                  2003         2003         2003          2002         2002
                            --------------------------------------------------------------------
Hypothetical Change in Interest Rate
------------------------------------
   100 basis point gradual:

      Rise in rates                (1.1)%       (0.6)%        0.9 %        0.9 %        1.5 %

      Decline in rates             (1.6)%       (2.0)%       (1.4)%       (2.0)%       (2.0)%

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of September 30, 2003, the fair value of equity at risk for a gradual 100bp shift in rates has not changed materially since December 31, 2002.

       Equity Risk
       ___________

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

As of September 30, 2003, M&I Trust Services administered $61.2 billion in assets and directly managed a portfolio of $14.5 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       PART II - OTHER INFORMATION

 ITEM 5.   OTHER INFORMATION

       The Audit Committee of the Board of Directors of Marshall & Ilsley Corporation has approved the following audit and non-audit services performed or to be performed for the Corporation by its independent auditors, Deloitte & Touche LLP:

               Advice and assistance in evaluating implications of Internal Revenue Service regulations related to certain existing employee benefit programs.

               People Soft implementation readiness review.


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 A.    Exhibits:

       Exhibit 10.1 - Amendment to Marshall & Ilsley Corporation Amended
                      and Restated Executive Deferred Compensation Plan.

       Exhibit 10.2 - Amendment to Amended and Restated Directors Deferred
                      Compensation Plan of Marshall & Ilsley Corporation.

       Exhibit 10.3 - Amendment to The Marshall & Ilsley Corporation
                      Amended and Restated Deferred Compensation Trust II between the Corporation and Marshall & Ilsley Trust Company N.A.

       Exhibit 10.4 - Amendment to The Marshall & Ilsley Corporation
                      Amended and Restated Deferred Compensation Trust III between the Corporation and Marshall & Ilsley Trust Company N.A.

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

       Exhibit 31.1 - Rule 13a-14(a) Certification of Chief Executive
                      Officer.

       Exhibit 31.2 - Rule 13a-14(a) Certification of Chief Financial
                      Officer.

       Exhibit 32.1 - Certification of Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350.

       Exhibit 32.2 - Certification of Chief Financial Officer pursuant to
                      18 U.S.C. Section 1350.


 B.    Reports on Form 8-K:

       On July 14, 2003, the Corporation furnished Items 7 and 9 in a Current Report on Form 8-K relating to the release of earnings for the quarterly period ended June 30, 2003.

                               SIGNATURES
                               __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MARSHALL & ILSLEY CORPORATION
                                       (Registrant)



                                       /s/  Patricia R. Justiliano
                                       __________________________________

                                       Patricia R. Justiliano
                                       Senior Vice President and
                                         Corporate Controller
                                       (Chief Accounting Officer)



                                       /s/  James E. Sandy
                                       __________________________________

                                       James E. Sandy
                                       Vice President


November 13, 2003

                                EXHIBIT INDEX

     Exhibit Number                   Description of Exhibit
     ______________     ________________________________________________

          (10.1) Amendment to Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan.

          (10.2) Amendment to Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation.

          (10.3) Amendment to The Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust II between the Corporation and Marshall & Ilsley Trust Company N.A.

          (10.4) Amendment to The Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust III between the Corporation and Marshall & Ilsley Trust Company N.A.

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

          (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

          (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.