Form 10-K
period 2003-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2004-03-09
CIK 62741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15403

MARSHALL & ILSLEY CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0968604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 North Water Street Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 765-7801

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock - $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 was approximately $6,685,921,000. The number of shares of common stock outstanding as of January 31, 2004 was 222,980,632.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 27, 2004.

MARSHALL & ILSLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

PART I

ITEM 1.	BUSINESS

General

Marshall & Ilsley Corporation (“M&I” or the “Corporation”), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is certified as a financial holding company under the Gramm-Leach-Bliley Act of 1999. As of December 31, 2003, M&I had consolidated total assets of approximately $34.4 billion and consolidated total deposits of approximately $22.3 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 1, 2004, included Metavante Corporation (“Metavante”) (formerly its M&I Data Services Division), five bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, auditing, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

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

Banking Operations

M&I’s bank subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin, and in the Phoenix and Tucson, Arizona metropolitan areas, the Minneapolis/St. Paul, Minnesota metropolitan area, the St. Louis, Missouri metropolitan area, Las Vegas, Nevada, Naples and Bonita Springs, Florida and Belleville, Illinois. These subsidiaries offer retail, institutional, business, international and correspondent banking and investment services through the operation of 199 banking offices in Wisconsin, 28 offices in Arizona, 11 offices in Minnesota, six offices in Missouri, two offices in Florida, one office in Nevada and one office in Illinois, as well as on the Internet. M&I’s bank subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank (“M&I Bank”) is M&I’s largest bank subsidiary, with consolidated assets as of December 31, 2003 of approximately $30.0 billion.

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

M&I’s lending activities involve credit risk. Credit risk is controlled through active asset quality management and the use of lending standards and thorough review of potential borrowers. M&I evaluates the credit risk of each borrower on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by individual loan customer but may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guarantees, and general security agreements. Access to collateral is dependent upon the type of collateral obtained. On an on-going basis, M&I monitors its collateral and the collateral value related to the loan balance outstanding.

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

Data Services–Metavante Operations

Metavante provides financial technology products, software and services, including data processing, to financial institutions and other companies in the United States. Metavante’s clients include large banks, mid-tier and community banks and other financial services providers. Metavante’s Financial Services Group provides data processing for deposit and loan account management, general ledger, customer information systems and data warehouse services for financial institutions. It also provides trust and investment account processing and third-party employee benefit plan administration. Its Electronic Funds Group provides debit, stored-value, and credit card processing, card personalization, ATM management, transaction and merchant processing services. The e-Finance Group incorporates electronic bill presentment and payment services, payment and settlement of bill payment transactions, and electronic banking products and technology to consumers and businesses.

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

Trust Services. Marshall & Ilsley Trust Company N.A. (“M&I Trust”) provides trust and employee benefit plan services to customers throughout the United States with offices in Wisconsin, Arizona, Minnesota, Florida, Nevada, North Carolina, Missouri and Illinois. M&I Investment Management Corp. offers a full range of asset management services to M&I Trust, the Marshall Funds and other individual, business and institutional customers.

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

Brokerage and Insurance. M&I Brokerage Services, Inc., a broker-dealer registered with the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission, provides brokerage and other investment-related services to a variety of retail and commercial customers. M&I Insurance Services, Inc. provides life, long-term care and disability income insurance products and annuities to retail clients and business owners.

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

Corporate Governance Matters

M&I has adopted a Code of Business Conduct and Ethics that applies to all of M&I’s employees, officers and directors, including M&I’s Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is filed as an exhibit to this report and is also available on M&I’s web site at www.micorp.com. M&I intends to disclose any amendment to or waiver of the Code of Business Conduct and Ethics that applies to M&I’s Chief Executive Officer, Chief Financial Officer or Controller on its web site within five business days following the date of the amendment or waiver.

M&I makes available free of charge through its web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and its insiders’ Section 16 reports and all amendments to these reports as soon as reasonably practicable after these materials are filed with or furnished to the Securities and Exchange Commission. In addition, certain documents relating to corporate governance matters are available on M&I’s web site described above. These documents include, among others, the following:

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

Acquisitions

In November 2003, Metavante acquired the assets of Printing For Systems, Inc., a Connecticut corporation engaged in the business of printing and delivery of identification cards and other documents for the healthcare insurance industry, including non-financial data processing and direct mail services in connection with such services. Metavante believes this acquisition leverages its financial technology servicing expertise into the healthcare insurance industry and demonstrates its commitment to supporting the growth in the market for electronic funds transfer and card solutions.

In May 2003, M&I Trust entered into an agreement to purchase for cash certain segments of the employee benefit plan business of a national banking association located in Missouri. This acquisition enhances M&I Trust’s presence in Missouri and complements the acquisition of Mississippi Valley Bancshares, Inc. in October 2002. The acquired segments will be transferred to M&I Trust in accordance with an established conversion schedule that is expected to be completed in the first quarter of 2004.

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

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest on loans and leases, interest on investment securities and fees for data processing services for each of the last three years ($ in thousands):

	Interest on Loans and Leases		Interest on Investment Securities		Fees for Data Processing Services
Years Ended December 31,	Amount	Percent of Total Operating Revenues	Amount	Percent of Total Operating Revenues	Amount	Percent of Total Operating Revenues	Total Operating Revenues
2003	$1,304,060	47.5%	$225,602	8.2%	$657,827	24.0%	$2,745,721
2002	1,297,166	48.9	269,842	10.2	601,500	22.7	2,650,024
2001	1,358,802	50.1	349,421	12.9	559,816	20.7	2,710,357

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

Employees

As of December 31, 2003, M&I and its subsidiaries employed in the aggregate 12,244 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As a registered bank holding company, M&I is subject to regulation and examination by the Federal Reserve Board under the BHCA. As of February 1, 2004, M&I owned a total of five bank and trust subsidiaries, including two Wisconsin state banks, a Missouri state bank, a federal savings bank, and a national banking association. M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I’s Missouri state bank subsidiary is subject to regulation and examination by the Missouri Department of Economic Development, Division of Finance, and the Federal Reserve Board. M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I’s bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2003 can be found in Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels. In addition, a bank holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not “opt out” of interstate branching. M&I Bank currently maintains interstate branches in Arizona and Minnesota and Southwest Bank of St. Louis, M&I’s Missouri state bank subsidiary, maintains an interstate branch in Illinois.

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

Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. M&I elected to become certified as a financial holding company on June 18, 2003.

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

Investment Securities

The amortized cost of M&I’s consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

	2003	2002	2001
U.S. Treasury and government agencies	$3,856,069	$3,201,394	$2,268,681
States and political subdivisions	1,093,033	1,185,804	1,198,685
Other	593,875	733,396	850,980

Total	$5,542,977	$5,120,594	$4,318,346

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2003 are ($ in thousands):

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$1,026,997	4.43%	$2,149,741	4.45%	$559,333	4.45%	$119,998	4.45%	$3,856,069	4.44%
States and political subdivisions	83,800	7.03	264,282	7.31	281,542	7.34	463,409	7.38	1,093,033	7.33
Other	153,541	5.95	177,171	4.67	109,757	6.35	153,406	2.50	593,875	4.75

Total	$1,264,338	4.79%	$2,591,194	4.76%	$950,632	5.53%	$736,813	5.89%	$5,542,977	5.04%

Types of Loans and Leases

M&I’s consolidated loans and leases, classified by type, at December 31 of each year are ($ in thousands):

	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$7,013,073	$6,791,404	$5,656,384	$5,230,795	$4,691,996
Industrial development revenue bonds	97,601	80,110	71,892	58,742	62,861
Real estate:
Construction	1,330,526	1,058,144	730,864	619,281	494,558
Mortgage:
Residential	7,270,531	6,758,650	5,563,975	5,049,557	4,941,450
Commercial	7,149,149	6,586,332	5,099,093	4,359,812	4,034,771

Total mortgage	14,419,680	13,344,982	10,663,068	9,409,369	8,976,221
Personal	1,747,738	1,852,202	1,210,808	1,174,248	1,299,416
Lease financing	576,322	782,004	962,356	1,094,652	810,009

Total loans and leases	25,184,940	23,908,846	19,295,372	17,587,087	16,335,061
Less:
Allowance for loan and lease losses	349,561	338,409	268,198	235,115	225,862

Net loans and leases	$24,835,379	$23,570,437	$19,027,174	$17,351,972	$16,109,199

Loan and Lease Balances and Maturities

The analysis of selected loan and lease maturities at December 31, 2003 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre- determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$4,284,072	$2,492,788	$236,213	$7,013,073	$713,005	$2,015,996	$2,729,001
Industrial development revenue bonds	3,994	29,044	64,563	97,601	57,150	36,457	93,607
Real estate – construction	613,202	717,324	—	1,330,526	174,092	543,232	717,324
Lease Financing	172,724	367,466	36,132	576,322	403,598	—	403,598

Total	$5,073,992	$3,606,622	$336,908	$9,017,522	$1,347,845	$2,595,685	$3,943,530

Notes:

(1)	Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and over-drafts are reported as due in one year or less.

(2)	The estimated effect arising from the use of interest rate swaps as shown in the rate structure of loans and leases is immaterial.

Deposits

The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$4,189,724		$3,509,133		$2,895,083
Interest bearing demand deposits	2,111,753	0.90%	1,506,797	1.05%	1,088,186	1.21%
Savings deposits	7,226,830	0.69	6,815,058	1.23	6,419,204	3.21
Time deposits	8,457,571	1.89	6,811,999	2.69	6,788,118	5.12

Total deposits	$21,985,878		$18,642,987		$17,190,591

The maturity distribution of time deposits issued in amounts of $100,000 and over outstanding at December 31, 2003 ($ in thousands) is:

Three months or less	$1,406,412
Over three and through six months	476,122
Over six and through twelve months	726,638
Over twelve months	1,884,010

Total	$4,493,182

At December 31, 2003, time deposits issued by foreign offices totaled $1.1 billion. The majority of foreign deposits were in denominations of $100,000 or more.

Short-Term Borrowings

Information related to M&I’s funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

	2003	2002	2001
Amount outstanding at year end	$741,646	$895,196	$1,090,150
Average amount outstanding during the year	2,580,291	2,420,298	2,076,787
Maximum outstanding at any month’s end	3,684,044	3,391,162	2,760,183
Weighted average interest rate at year end	0.73%	0.61%	1.20%
Weighted average interest rate during the year	1.11	1.63	3.93

Information relating to the Corporation’s Senior Bank Notes – Puttable Reset Securities for the last three years is as follows ($ in thousands):

	2003	2002	2001
Amount outstanding at year end	$—	$—	$1,001,961
Average amount outstanding during the year	—	919,408	1,004,977
Maximum outstanding at any month’s end	—	1,001,890	1,007,552
Coupon rate	—	6.15%	6.15%
Average interest rate during the year	—	6.11	6.11

The Senior Bank Notes – Puttable Reset Securities were remarketed in December 2002 and at that time became long-term borrowings.

Information relating to the Corporation’s short-term borrowings is included in Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

M&I’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Arizona, Minnesota, Missouri and Florida. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies and consumer spending, borrowing and saving habits. For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Higher interest rates also could increase M&I’s cost to borrow funds and increase the rate M&I pays on deposits. In addition, an overall economic slowdown could negatively impact the purchasing and decision-making activities of Metavante’s financial institution customers.

Terrorism, acts of war or international conflicts could negatively affect M&I’s business and financial condition.

Acts or threats of war or terrorism, international conflicts, including ongoing military operations in Iraq and Afghanistan, and the actions taken by the U.S. and other governments in response to such events could negatively impact general business and economic conditions in the U.S. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, the financial condition and operating results of M&I could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could seriously harm M&I’s business and results of operations in ways that cannot presently be predicted.

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

In the normal course of business, M&I and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. Recently, state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in M&I’s favor, they could have an adverse effect on M&I’s financial condition and results of operations.

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

M&I depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, M&I may rely on information provided to it by customers and counterparties, including financial statements and other financial information. M&I may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, M&I may assume that the customer’s audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. M&I may also rely on the audit report covering those financial statements. M&I’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or that are materially misleading.

M&I’s accounting policies and methods are key to how M&I reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

M&I’s accounting policies and methods are fundamental to how M&I records and reports its financial condition and results of operations. M&I’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report M&I’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in M&I’s reporting materially different amounts than would have been reported under a different alternative.

M&I has identified four accounting policies as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for loan and lease losses, (2) capitalized software and conversion costs; (3) financial asset sales and securitizations; and (4) income taxes. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in M&I’s reporting materially different amounts.

More information on M&I’s critical accounting policies is contained in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations.

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

M&I and its subsidiaries may be involved from time to time in a variety of litigation arising out of M&I’s business. M&I’s insurance may not cover all claims that may be asserted against it, and any claims asserted against M&I, regardless of merit or eventual outcome, may harm M&I’s reputation. Should the ultimate judgments or settlements in any litigation exceed M&I’s insurance coverage, they could have a material adverse effect on M&I’s business, operating results and financial condition. In addition, M&I may not be able to obtain appropriate types or levels of insurance in the future, nor may M&I be able to obtain adequate replacement policies with acceptable terms, if at all.

In addition to the factors discussed above, the following factors concerning Metavante’s business may cause M&I’s results to differ from the results discussed in forward-looking statements:

Metavante relies on the continued functioning of its data centers and the integrity of the data it processes.

Metavante’s data centers are an integral part of its business. Damage to Metavante’s data centers due to acts of terrorism, fire, power loss, telecommunications failure and other disasters could have a material adverse effect on Metavante’s business, operating results and financial condition. In addition, because Metavante relies on the integrity of the data it processes, if this data is incorrect or somehow tainted, client relations and confidence in Metavante’s services could be impaired, which would harm Metavante’s business.

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

Metavante also may be subject to costly litigation in the event its products or technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by Metavante’s products or technology. Any of these third parties could make a claim of infringement against Metavante with respect to its products or technology. Metavante may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject Metavante to significant liability for damages. An adverse determination in any litigation of this type could require Metavante to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of Metavante’s management and employees. Any claims from third parties may also result in limitations on Metavante’s ability to use the intellectual property subject to these claims.

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

Notice Regarding Consent of Arthur Andersen LLP

Arthur Andersen LLP was formerly the independent auditor for M&I. Representatives of Arthur Andersen LLP are not available to consent to the incorporation by reference of their report contained in this Annual Report into M&I’s registration statements on Form S-3, Form S-4 and Form S-8, and M&I has dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report into these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference into these registration statements or any omissions of material fact required to be stated therein.

ITEM 2.	PROPERTIES

M&I and M&I Marshall & Ilsley Bank (“M&I Bank”) occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices throughout Wisconsin, 28 offices in the Phoenix and Tucson, Arizona metropolitan areas, ten offices in the Minneapolis, Minnesota metropolitan area and one office in Duluth, Minnesota. Southwest Bank of St. Louis owns or leases six offices in the St. Louis, Missouri metropolitan area and one office in Belleville, Illinois. M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with branches in Naples and Bonita Springs, Florida and Milwaukee, Wisconsin, occupy modern facilities which are leased. Metavante owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which Metavante conducts data processing activities and a facility in Milwaukee that houses its software development teams. Properties leased by Metavante also include commercial office space in Brown Deer and Milwaukee, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities such as Lawrenceville, New Jersey; Sioux Falls, South Dakota; San Jose, California; Ann Arbor, Michigan; Atlanta, Georgia; and Madison, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

M&I is not currently involved in any material pending legal proceedings, other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

(Age as of March 1, 2004)

Name of Officer	Office
James B. Wigdale Age 67	Chairman of the Board since December 1992, Chief Executive Officer from October 1992 to December 2001, Director since December 1988, Vice Chairman of the Board, December 1988 to December 1992, Marshall & Ilsley Corporation; Chairman of the Board from January 1989 to October 2001, Chief Executive Officer from 1987 to October 2001, Director since 1981, M&I Marshall & Ilsley Bank; Chairman of the Board and President, M&I Ventures L.L.C. and M&I Capital Markets Group L.L.C.; Director, Metavante Corporation, M&I Brokerage Services, Inc., Marshall & Ilsley Trust Company N.A., M&I Investment Management Corp. and M&I Insurance Services, Inc.

Dennis J. Kuester Age 61	Chief Executive Officer since January 2002, President since 1987, Director since February 1994, Marshall & Ilsley Corporation; Chairman of the Board and Chief Executive Officer since October 2001, President from January 1989 to October 2001, Director since January 1989, M&I Marshall & Ilsley Bank; Chairman of the Board, Metavante Corporation; Vice President, M&I Ventures L.L.C. and M&I Capital Markets Group L.L.C.

Thomas M. Bolger Age 53	Executive Vice President since October 2001, Senior Vice President and Chief Credit Officer from 1994 to October 2001, Marshall & Ilsley Corporation; President and Director since October 2001, Executive Vice President from 1997 to October 2001, M&I Marshall & Ilsley Bank; Director and Vice President, M&I Capital Markets Group L.L.C. and M&I Ventures L.L.C.; Senior Vice President of Southwest Bank of St. Louis; Vice President of M&I Bank FSB; Director of M&I Bank of Mayville, M&I Investment Management, Corp., Marshall & Ilsley Trust Company N.A., M&I Support Services Corp., M&I First National Leasing Corp., Metavante Corporation and Diversified Business Credit, Inc.

Ryan R. Deneen Age 39	Senior Vice President, Director of Corporate Tax of Marshall & Ilsley Corporation since December 2003; Partner with KPMG LLP, a public accounting firm, from 1997 to November 2003.

Randall J. Erickson Age 44	Senior Vice President, General Counsel and Secretary of Marshall & Ilsley Corporation since June 2002; Corporate Secretary of M&I Marshall & Ilsley Bank since June 2002; Director of M&I Bank FSB and M&I Community Development Corporation; Director and Vice President of SWB Holdings, Inc.; Director and Secretary of M&I Capital Markets Group L.L.C. and M&I Ventures L.L.C.; Shareholder at Godfrey & Kahn, S.C., a Milwaukee-based law firm, from September 1990 to June 2002.

Name of Officer	Office
Mark F. Furlong Age 46	Executive Vice President and Chief Financial Officer of Marshall & Ilsley Corporation since 2001; Chief Financial Officer of M&I Marshall & Ilsley Bank since February 2003; Senior Vice President of Southwest Bank of St. Louis; Vice President and Treasurer of M&I Capital Markets Group L.L.C. and M&I Ventures L.L.C.; Director of Marshall & Ilsley Trust Company N.A., M&I Investment Management Corp. and Metavante Corporation; Executive Vice President and Chief Financial Officer of Old Kent Financial Corporation from 1998 to 2001; First Vice President/Director of Corporate Development/Commercial Banking of H.F. Ahmanson & Co. from 1992 to 1998.

Mark R. Hogan Age 49	Senior Vice President and Chief Credit Officer since October 2001, Marshall & Ilsley Corporation; Senior Vice President and Chief Credit Officer since November 1995, M&I Marshall & Ilsley Bank; Director, M&I First National Leasing Corp., Diversified Business Credit, Inc. and Richter-Schroeder Company, Inc.; Director and Vice President of SWB Holdings, Inc.

Patricia R. Justiliano Age 53	Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994, Marshall & Ilsley Corporation; Vice President since January 1999, Controller since September 1998, M&I Marshall & Ilsley Bank; Director, President and Treasurer of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Zion Investment II Corporation and M&I Zion Holdings. Inc.; Director, Vice President and Treasurer of M&I Insurance Company of Arizona, Inc.; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall & Ilsley Investment Corporation, M&I Mortgage Corp., M&I Servicing Corp., M&I Zion Investment Corp. and SWB Investment Corporation.

Kenneth C. Krei Age 54	Senior Vice President of Marshall & Ilsley Corporation since July 2003; Director, President and Chief Executive Officer of Marshall & Ilsley Trust Company N.A. since July 2003; Director and Chief Executive Officer of M&I Investment Management Corp. since July 2003; Director of M&I Brokerage Services, Inc. and M&I Insurance Services, Inc.; Executive Vice President, Investment Advisors at Fifth Third Bancorp from 2001 to 2003; Executive Vice President, Investment and Insurance Services at Old Kent Financial Corporation from 1998 to 2001.

Nancy A. Maas Age 44	Senior Vice President, Director of Corporate Marketing since June 2002, Vice President and Corporate Marketing Officer from 1999 to June 2002, Marshall & Ilsley Corporation; Assistant Vice President from 1998 to 1999, Marshall & Ilsley Trust Company N.A.; Director of Shareholder Marketing from 1997 to 1998, Strong Financial Corporation.

Frank R. Martire Age 56	Senior Vice President of Marshall & Ilsley Corporation since April 2003; Director, President and Chief Executive Officer since March 2003, President, Financial Services Group, from January 2003 to March 2003, Metavante Corporation; Director and President of Metavante International, Inc.; President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003; President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001.

Name of Officer	Office
Thomas J. O’Neill Age 43	Senior Vice President since April 1997, Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President since 1997, Vice President since 1991, M&I Marshall & Ilsley Bank; Senior Vice President of Southwest Bank of St. Louis; Director and President of M&I Bank FSB, M&I Dealer Finance, Inc., M&I Insurance Company of Arizona, Inc., M&I Mortgage Corp. and M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation; Director of M&I Bank of Mayville, M&I Brokerage Services, Inc., M&I Investment Management Corp., Marshall & Ilsley Trust Company N.A., M&I Insurance Services, Inc. and M&I Support Services Corp.

Paul J. Renard Age 43	Senior Vice President, Director of Human Resources since 2000, Vice President and manager since 1994, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank.

John L. Roberts Age 51	Senior Vice President of Marshall & Ilsley Corporation since 1994; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995, M&I Marshall & Ilsley Bank; President and Director since 1995, M&I Support Services Corp.; Director, M&I Bank FSB and M&I Mortgage Corp.; President and Director of M&I Bank of Mayville.

Thomas A. Root Age 47	Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998, Marshall & Ilsley Corporation; Vice President since 1993 and Audit Director since 1999, M&I Marshall & Ilsley Bank.

Jeffrey V. Williams Age 59	Senior Vice President since December 1997, Marshall & Ilsley Corporation; Senior Vice President since 1994, M&I Marshall & Ilsley Bank; Chairman of the Board since July 2003, President and Chief Executive Officer from January 2003 to July 2003, Executive Vice President and Chief Operating Officer from 1999 to 2003; Marshall & Ilsley Trust Company N.A.; Director and Chief Executive Officer of M&I Insurance Services, Inc. and M&I Brokerage Services Inc.; Vice President of M&I Capital Markets Group L.L.C. and M&I Ventures L.L.C.; Director of M&I Investment Management Corp., M&I Portfolio Services, Inc. and M&I Support Services Corp.

Donald H. Wilson Age 44	Senior Vice President and Treasurer since December 1996, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank; Director and President of M&I Northwoods III and M&I Dealer Auto Securitization, LLC; Senior Vice President of Southwest Bank of St. Louis; Assistant Secretary of M&I Capital Markets Group L.L.C. and M&I Ventures L.L.C.; Director of M&I Bank FSB, M&I Community Development Corporation, M&I Custody of Nevada, Inc., M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Marshall & Ilsley Investment Corporation, M&I Mortgage Corp., M&I Servicing Corp., M&I Zion Holdings, Inc., M&I Zion Investment Corp., M&I Zion Investment II Corporation and SWB Investment Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Listing

M&I’s common stock is traded under the symbol “MI” on the New York Stock Exchange. Common dividends declared and the price range for M&I’s common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements and Supplementary Data, Quarterly Financial Information.

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations, and in Note 15 in Item 8, Consolidated Financial Statements and Supplementary Data.

Holders of Common Equity

At December 31, 2003 M&I had approximately 19,708 record holders of its common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Summary of Earnings

Years Ended December 31 ($000’s except share data)

	2003		2002		2001		2000		1999
Interest Income:
Loans and leases	$1,304,060		$1,297,166		$1,358,802		$1,391,651		$1,156,775
Investment securities
Taxable	165,075		198,037		270,336		272,536		269,668
Exempt from federal income taxes	57,968		60,637		62,273		65,429		58,820
Trading securities	258		328		884		1,508		1,864
Short-term investments	2,559		11,168		16,812		16,858		9,457

Total interest income	1,529,920		1,567,336		1,709,107		1,747,982		1,496,584

Interest Expense:
Deposits	228,216		283,385		566,899		772,016		585,864
Short-term borrowings	81,070		150,310		188,587		224,187		142,294
Long-term borrowings	163,348		127,343		110,842		78,773		63,145

Total interest expense	472,634		561,038		866,328		1,074,976		791,303

Net interest income	1,057,286		1,006,298		842,779		673,006		705,281
Provision for loan and lease losses	62,993		74,416		54,115		30,352		25,419

Net interest income after provision for loan and lease losses	994,293		931,882		788,664		642,654		679,862

Other Income:
Data processing services	657,827		601,500		559,816		546,041		494,816
Trust services	126,759		120,586		120,827		117,680		100,963
Net securities gains (losses)	21,572		(6,271)		(6,759)		(29,985)		7,691
Other	409,643		366,873		327,366		297,858		279,606

Total other income	1,215,801		1,082,688		1,001,250		931,594		883,076

Other Expense:
Salaries and benefits	797,518		745,518		695,405		628,215		587,711
Other	654,189		550,460		593,464		475,683		447,288

Total other expense	1,451,707		1,295,978		1,288,869		1,103,898		1,034,999

Income before income taxes and cumulative effect of changes in accounting principles	758,387		718,592		501,045		470,350		527,939
Provision for income taxes	214,282		238,265		163,124		152,948		173,428

Income before cumulative effect of changes in accounting principles	544,105		480,327		337,921		317,402		354,511
Cumulative effect of changes in accounting principles, net of income taxes	—		—		(436)		(2,279)		—

Net Income	$544,105		$480,327		$337,485		$315,123		$354,511

Net income per common share:**
Basic:
Income before cumulative effect of changes in accounting principles	$2.41		$2.24		$1.60		$1.51		$1.66
Cumulative effect of changes in accounting principles, net of income taxes	—		—		—		(0.01)		—

Net income	$2.41		$2.24		$1.60		$1.50		$1.66

Diluted:
Income before cumulative effect of changes in accounting principles	$2.38		$2.16		$1.55		$1.46		$1.57
Cumulative effect of changes in accounting principles, net of income taxes	—		—		—		(0.01)		—

Net income	$2.38		$2.16		$1.55		$1.45		$1.57

Other Significant Data:
Year-End Common Stock Price**	$38.25		$27.38		$31.64		$25.42		$31.41
Return on Average Shareholders’ Equity	16.79%		17.36%		13.89%		14.67%		16.32%
Return on Average Assets	1.64		1.64		1.28		1.26		1.56
Dividend Payout Ratio	29.41		28.94		36.65		35.72		29.94
Average Equity to Average Assets Ratio	9.74		9.47		9.21		8.58		9.57
Ratio of Earnings to Fixed Charges*
Excluding Interest on Deposits	3.84	x	3.38	x	2.56	x	2.46	x	3.38	x
Including Interest on Deposits	2.53	x	2.23	x	1.56	x	1.43	x	1.65	x

*	See Exhibit 12 for detailed computation of these ratios.
**	Restated for 2-for-1 stock split effective June 17, 2002.

Consolidated Average Balance Sheets

Years ended December 31 ($000’s except share data)

	2003	2002	2001	2000	1999
Assets:
Cash and due from banks	$752,215	$708,256	$651,367	$615,015	$638,399
Investment securities:
Trading securities	23,017	15,247	21,284	30,926	37,276
Short-term investments	264,254	717,129	503,857	265,487	186,106
Other investment securities:
Taxable	4,038,579	3,325,568	3,926,737	4,063,773	4,208,498
Tax exempt	1,173,466	1,224,737	1,269,175	1,327,159	1,217,847

Total investment securities	5,499,316	5,282,681	5,721,053	5,687,345	5,649,727
Loans and Leases:
Commercial	6,905,323	6,143,862	5,478,342	4,975,482	4,359,880
Real estate	14,938,082	12,633,208	10,514,536	9,958,164	8,639,360
Personal	1,874,315	1,388,447	1,182,049	1,245,738	1,204,931
Lease financing	674,871	862,927	1,026,215	938,525	705,054

Total loans and leases	24,392,591	21,028,444	18,201,142	17,117,909	14,909,225
Allowance for loan and lease losses	347,838	302,664	253,089	233,466	228,500

Net loans and leases	24,044,753	20,725,780	17,948,053	16,884,443	14,680,725

Premises and equipment, net	440,492	418,042	391,633	376,286	360,624
Accrued interest and other assets	2,531,245	2,067,891	1,658,203	1,478,688	1,371,488

Total Assets	$33,268,021	$29,202,650	$26,370,309	$25,041,777	$22,700,963

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing	$4,189,724	$3,509,133	$2,895,083	$2,648,419	$2,663,609
Interest bearing:
Bank issued deposits:
Bank issued interest bearing activity deposits	10,084,996	8,996,778	7,833,126	6,836,132	6,595,060
Bank issued time deposits	3,399,734	3,540,124	3,975,253	4,291,005	4,254,869

Total bank issued deposits	13,484,730	12,536,902	11,808,379	11,127,137	10,849,929
Wholesale deposits	4,311,424	2,596,952	2,487,129	3,722,227	2,643,364

Total interest bearing deposits	17,796,154	15,133,854	14,295,508	14,849,364	13,493,293

Total deposits	21,985,878	18,642,987	17,190,591	17,497,783	16,156,902

Short-term borrowings	3,138,752	4,188,339	3,944,160	3,538,846	2,803,834
Long-term borrowings	3,798,851	2,693,447	1,962,801	1,178,805	1,009,132
Accrued expenses and other liabilities	1,103,886	911,187	843,198	678,269	558,978

Total liabilities	30,027,367	26,435,960	23,940,750	22,893,703	20,528,846

Shareholders’ Equity	3,240,654	2,766,690	2,429,559	2,148,074	2,172,117

Total Liabilities and Shareholders’ Equity	$33,268,021	$29,202,650	$26,370,309	$25,041,777	$22,700,963

Other Significant Data:
Book Value Per Share at Year End**	$15.00	$13.51	$11.65	$10.60	$9.74
Average Common Shares Outstanding**	226,342,764	212,799,996	208,587,816	208,201,304	209,881,574
Employees at Year End	12,244	12,625	11,657	11,753	11,433

Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.21%	0.21%	0.22%	0.12%	0.17%
Total Nonperforming Loans and Leases* and OREO to End of Period Loans and Leases and OREO	0.74	0.85	0.94	0.76	0.75
Allowance for Loan and Lease Losses to End of Period Loans and Leases	1.39	1.42	1.39	1.34	1.38
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	202	174	154	182	193

*	Loans and leases nonaccrual, restructured, and past due 90 days or more.
**	Restated for 2-for-1 stock split effective June 17, 2002.

Yield & Cost Analysis

Years ended December 31 (Tax equivalent basis)

	2003	2002	2001	2000	1999
Average Rates Earned:
Loan and Leases	5.36%	6.18%	7.48%	8.14%	7.77%
Investment Securities - Taxable	4.13	6.11	7.04	6.62	6.42
Investment Securities - Tax-Exempt	7.58	7.49	7.28	7.16	7.13
Trading Securities	1.16	2.21	4.21	4.92	5.08
Short-term Investments	0.97	1.56	3.34	6.35	5.08

Average Rates Paid:
Interest Bearing Deposits	1.28%	1.87%	3.97%	5.20%	4.34%
Short-term Borrowings	2.58	3.59	4.78	6.34	5.07
Long-term Borrowings	4.30	4.73	5.65	6.68	6.26
M&I Marshall & Ilsley Bank Average Prime Rate	4.12	4.67	6.91	9.24	8.02

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

Overview

The year ended December 31, 2003 was a significant year for the Corporation in terms of expansion and success across all of its segments and reporting units despite industry challenges and an uncooperative economy. Strong mortgage loan production for the second year in a row, the return to double-digit growth in segment earnings by Metavante, solid loan and deposit growth, expense management and maintaining the Corporation’s historically sound credit quality all contributed to consolidated earnings growth.

Net income in 2003 amounted to $544.1 million or $2.38 per share on a diluted basis. The return on average assets and return on average equity were 1.64% and 16.79%, respectively. By comparison, 2002 net income was $480.3 million, diluted earnings per share was $2.16, the return on average assets was 1.64% and the return on average equity was 17.36%. For the year ended December 31, 2001, net income was $337.5 million or $1.55 per diluted share and the returns on average assets and average equity were 1.28% and 13.89%, respectively.

With regard to the outlook in 2004 for the Banking Segment, management expects that commercial loan growth (as a percentage) will be in the high single digits and personal loan growth (as a percentage) will be in the mid-to-high single digits. Overall, noninterest bearing deposit growth is expected to be lower in 2004 compared to 2003. Based on the general improvement in various segments of the loan portfolio, nonperforming loans and leases as a percentage of total loans and leases outstanding are expected to be in the 70-85 basis point range and net charge-offs as a percentage of average loans and leases are expected to be in the 15-20 basis point range. Mortgage loan production is not expected to continue at the strong volumes experienced in 2002 and the first three quarters of 2003. In the Data Services Segment, management expects Metavante’s 2004 revenue growth (as a percentage) to be in the mid-to-high single digits, and segment income growth is expected to be slightly stronger than revenue growth. The Corporation’s actual results for 2004 could differ materially from those expected by management. See “Forward-Looking Statements” in Item 1 of this Form 10-K for a discussion of the various risk factors that could cause actual results to be different than expected results.

The results of operations and financial position for the periods presented include the effects of the acquisitions by Metavante as well as the banking-related acquisitions from the dates of merger. All transactions were accounted for using the purchase method of accounting. See Note 4 in Notes to Consolidated Financial Statements for a discussion of the Corporation’s acquisition activities in 2003, 2002 and 2001.

Significant Transactions

Some of the more significant transactions in 2003, 2002 and 2001 consisted of the following:

During 2003, gains recognized by the Corporation’s Capital Markets Group amounted to $20.0 million. Approximately $16.2 million of the gain was from the sale of an investment in the third quarter of 2003.

Also during 2003, several income tax audits covering multiple tax jurisdictions were resolved which positively affected the banking segment by approximately $28.6 million and Metavante by $10.7 million and resulted in a lower provision for income taxes in the Consolidated Statements of Income for the year ended December 31, 2003.

The Corporation used the unanticipated Capital Markets Group gains and the impact from resolving income tax audits to take advantage of the low interest rate environment in 2003. The Corporation prepaid and retired certain higher cost long-term debt and terminated some related receive floating / pay fixed interest rate swaps designated as cash flow hedges. The total debt retired amounted to $744.6 million and the charge to earnings amounted to $56.7 million.

As a result of a shift in product strategy, Metavante wrote-off certain purchased and internally developed software that will no longer be used. The losses amounted to $22.8 million in 2003.

For the years ended December 31, 2003 and 2002, Metavante incurred integration costs associated with the July 29, 2002 acquisition of Paytrust, Inc., (“Paytrust”) an online bill management company. Such costs were the result of operating duplicate platforms, which include duplicate facilities, personnel and processing costs, and continued through the first quarter of 2003. Total integration costs incurred amounted to $9.6 million ($5.7 million on an after-tax basis). Costs incurred in 2002 amounted to $7.1 million ($4.2 million after-tax) and costs incurred in the first quarter of 2003 amounted to $2.5 million ($1.5 million after-tax).

During 2001, Metavante wrote-off three equity investments with a carrying value of approximately $16.1 million. One investment employed technology that was replaced through Metavante’s acquisition of Derivion Corporation (“Derivion”) and Cyberbills Inc. (“Cyberbills”), both providers of electronic bill presentment and payment technology and services. The other investments were in the loan origination and Internet lending businesses which Metavante chose to exit. In each case in 2001, Metavante discontinued its participation in the funding of these businesses. That factor together with the sustained and continuing operating losses and negative working capital positions resulted in the determination that these investments were permanently impaired. At December 31, 2003 and 2002, Metavante did not have any other equity investments.

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

Also during 2001, $34.5 million in charges were taken in conjunction with Metavante’s acquisition of Brokat Technologies’ (“Brokat”) North American Internet banking operations. The decision to consolidate certain locations and technology platforms resulted in severance of $3.8 million and facility closure charges of approximately $10.2 million. Write-offs of existing technology and software which is being replaced by Brokat’s software amounted to $20.5 million.

Throughout the first half of 2001, the value of used cars declined at unprecedented rates. As a result, a $25.0 million charge was taken to write-down residual values associated with the Corporation’s indirect auto lease portfolio in the second quarter of 2001. The net gains and losses after the write-downs from the disposal of off-lease vehicles in 2003 and 2002 were minimal. The Corporation continues to monitor the carrying values very closely and believes it has taken the necessary steps to reduce the likelihood of material future write-downs.

During the first half of 2001, the Corporation completed its charter consolidation initiative which consisted of consolidating twenty eight bank charters into one bank and one thrift. The costs associated with this initiative included the cost of programming changes required to support operations and processes to achieve the scale required in the reduced charter environment, consulting and other professional fees, costs to eliminate duplicate loan and deposit customers’ accounts, affiliate shareholder matters and regulatory costs, and costs associated with employee relocation, retention and severance. These costs, which amounted to $12.0 million ($8.5 million after-tax), were recorded as incurred and there were no significant accrual of costs. During the second quarter of 2001, the consolidations were completed and there have been no material charges incurred since that time.

On January 1, 2002, the Corporation adopted the new accounting standard for accounting for goodwill and other intangible assets. As a result of that standard, goodwill amortization ceased on January 1, 2002 and goodwill and other intangible assets that have been determined to have indefinite lives are now subject to periodic tests for impairment. At December 31, 2003 and 2002, the Corporation does not have any other intangibles that are deemed to have indefinite lives. Goodwill amortization amounted to $17.5 million in 2001. See Note 2 in Notes to Consolidated Financial Statements for the pro forma effect and Note 11 for additional information on the Corporation’s goodwill and other intangibles.

During 2001, the Corporation adopted the new accounting standard on accounting for derivatives and hedging activities as described and discussed in Note 2 in Notes to Consolidated Financial Statements. Note 21 in Notes to Consolidated Financial Statements, provides additional information on the Corporation’s use of derivative financial instruments.

The transactions discussed above generally have their greatest impact on the Corporation’s operating expenses and impact the individual line items in the Consolidated Statements of Income to varying degrees of magnitude. A table is presented in the Other Expense section of this discussion that depicts how these transactions, in the aggregate, affect the individual line items of expense in the Consolidated Statements of Income for 2002 and 2001. It is intended that the table, together with the information discussed above, provide users of the Corporation’s financial information with an understanding of how these transactions impacted the Corporation’s operating results.

Net Interest Income

Net interest income, which is the difference between interest earned on earning assets and interest owed on interest bearing liabilities, represents almost half of the Corporation’s source of revenues.

Net interest income in 2003 amounted to $1,057.3 million compared with net interest income of $1,006.3 million in 2002, an increase of $51.0 million or 5.1%. Solid balance sheet growth fueled in part by the impact of the 2002 acquisitions, organic growth in loans and lower cost deposits, increased spreads on certain loan products and, to a lesser extent due to the timing of the transactions, the early retirement of some higher cost long-term borrowings were positive contributors to the increase in net interest income in 2003. Net interest income in 2003 was negatively impacted by accelerated prepayments across all earning asset classes that were predominantly experienced in the first three quarters of 2003, asset repricing in excess of deposit repricing, the impact from lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements and the cash expenditures for common share buybacks and acquisitions in the prior year.

Average earning assets in 2003 amounted to $29.9 billion compared to $26.3 billion in 2002, an increase of $3.6 billion or 13.6%. Average loans and leases accounted for the majority of the growth in average earning assets.

Average interest bearing liabilities increased $2.7 billion or 12.3% in 2003 compared to 2002. The growth in average interest bearing deposits accounted for all of the growth in average interest bearing liabilities.

Average noninterest bearing deposits increased $0.7 billion or 19.4% in 2003 compared to the prior year.

Average earning assets and average interest bearing liabilities in 2003 and 2002 reflect the impact of the Corporation’s banking acquisitions which were all accounted for as purchases and therefore are included in the Corporation’s financial position and results of operations since the date the acquisitions were completed. While the banking acquisitions are fully reflected in 2003, the acquisitions of Richfield State Agency, Inc. (“Richfield State Agency”) and Century Bancshares, Inc. (“Century Bancshares”) have been included for ten months in 2002 and the acquisition of Mississippi Valley Bancshares, Inc. (“Mississippi Valley”) has been included for three months in 2002.

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2003	2002	2001	2003 vs 2002	2002 vs 2001
Commercial:
Commercial	$6,905.3	$6,143.8	$5,478.3	12.4%	12.1%
Commercial real estate:
Commercial mortgages	6,901.0	5,703.2	4,740.7	21.0	20.3
Construction	999.5	754.8	521.9	32.4	44.6

Total commercial real estate	7,900.5	6,458.0	5,262.6	22.3	22.7
Commercial lease financing	390.0	395.2	390.3	(1.3)	1.3

Total commercial	15,195.8	12,997.0	11,131.2	16.9	16.8

Personal:
Residential real estate:
Residential mortgages	2,723.1	2,501.8	2,384.9	8.8	4.9
Construction	205.1	143.8	127.6	42.6	12.7

Total residential real estate	2,928.2	2,645.6	2,512.5	10.7	5.3

Consumer loans:
Student	95.8	103.4	116.0	(7.3)	(11.0)
Credit card	198.0	170.2	177.5	16.3	(4.1)
Home equity loans and lines	4,109.4	3,529.6	2,739.4	16.4	28.8
Other	1,580.5	1,114.9	888.6	41.8	25.5

Total consumer loans	5,983.7	4,918.1	3,921.5	21.7	25.4
Personal lease financing	284.9	467.7	635.9	(39.1)	(26.4)

Total personal	9,196.8	8,031.4	7,069.9	14.5	13.6

Total consolidated average loans and leases	$24,392.6	$21,028.4	$18,201.1	16.0%	15.5%

Compared to 2002, average loans and leases increased $3.4 billion or 16.0% in 2003. Approximately $1.3 billion of average loan growth was due to the banking acquisitions previously discussed. Excluding the acquisitions, total average commercial loan growth amounted to $1.0 billion, which was driven by commercial real estate loan and commercial real estate construction loan growth of $0.8 billion. Excluding the effects of acquisitions, average personal loans also grew approximately $1.0 billion. Home equity loans and lines contributed approximately $0.5 billion of the personal loan growth. Indirect auto loans and leases and residential real estate loans each contributed approximately $0.2 billion to the annual average growth in personal loans, excluding the acquisitions.

The rate of growth in commercial loans, excluding acquisitions, has largely been the result of attracting new customers in all of the Corporation’s markets. Existing customers are generally not increasing their credit needs but appear to be successfully managing their businesses through the slower economic conditions and using cash flow to pay down loan balances. The strong cash flow of the underlying customer base that resulted in the pay down of loan balances has contributed to the improvement in nonperforming loans. Management expects that commercial loan growth in 2004 will average in the high single digits. The basis for this expectation includes continued success in attracting new customers in all of the Corporation’s markets, less usage of commercial lines of credit until such time as excess cash flow is insufficient to accommodate increases in inventory and receivables levels and modest economic growth that will strengthen over the next few quarters in the primary markets that the Corporation serves. Management expects that personal loan growth in 2004 will average in the mid-to-high single digits. Home equity loans and lines, which includes M&I’s wholesale activity, continue to be the primary consumer loan product. Management anticipates these products will continue to drive growth in the consumer side of its banking activities.

Generally, the Corporation sells residential real estate loan production in the secondary market service released, although selected loans with wider interest spreads and adjustable rate characteristics are periodically retained in the portfolio. Residential real estate loans originated and sold to the secondary market amounted to $3.5 billion in 2003 compared to $3.1 billion in 2002. In the first three quarters of 2003, residential real estate loans originated and sold to the secondary market averaged $1.1 billion per quarter and declined approximately 78% to $0.2 billion in the fourth quarter of 2003. At December 31, 2003, mortgage loans held for sale were insignificant compared to $0.3 billion at December 31, 2002. Management does not expect the strong volume of activity experienced in 2002 and the first three quarters of 2003 to continue in 2004. Auto loans securitized and sold in 2003 amounted to $0.8 billion. Gains from the sale of mortgage loans amounted to $54.1 million in 2003 compared to $39.7 million in 2002. Gains from the sale and securitization of auto loans amounted to $2.7 million in 2003 and $7.2 million in 2002. See Note 9, in Notes to Consolidated Financial Statements for further discussion of the Corporation’s securitization activities.

The Corporation anticipates that it will continue to divest of narrower interest spread assets through sale or securitization in future periods.

The growth and composition of the Corporation’s consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

				Percent Growth
	2003	2002	2001	2003 vs 2002	2002 vs 2001
Bank issued deposits:
Noninterest bearing:
Commercial	$2,895.5	$2,423.9	$1,909.3	19.5%	26.9%
Personal	815.9	711.4	606.8	14.7	17.2
Other	478.3	373.8	379.0	27.9	(1.3)

Total noninterest bearing	4,189.7	3,509.1	2,895.1	19.4	21.2

Interest bearing:
Activity accounts:
Savings and NOW	3,148.7	2,352.3	1,775.6	33.9	32.5
Money market	6,115.3	5,892.9	5,468.9	3.8	7.8
Foreign activity	821.0	751.6	588.6	9.2	27.7

Total activity accounts	10,085.0	8,996.8	7,833.1	12.1	14.9

Time deposits:
Other CDs and time	2,764.7	2,884.7	3,213.9	(4.2)	(10.2)
CDs $100,000 and over	635.1	655.4	761.4	(3.1)	(13.9)

Total time deposits	3,399.8	3,540.1	3,975.3	(4.0)	(10.9)

Total interest bearing	13,484.8	12,536.9	11,808.4	7.6	6.2

Total bank issued deposits	17,674.5	16,046.0	14,703.5	10.1	9.1

Wholesale deposits:
Money market	74.6	76.6	262.9	(2.6)	(70.8)
Brokered CDs	2,986.0	1,465.5	1,478.4	103.8	(0.9)
Foreign time	1,250.8	1,054.9	745.8	18.6	41.4

Total wholesale deposits	4,311.4	2,597.0	2,487.1	66.0	4.4

Total consolidated average deposits	$21,985.9	$18,643.0	$17,190.6	17.9%	8.4%

Average bank issued deposits increased $1.6 billion or 10.1% in 2003 compared with 2002. Approximately $1.4 billion of the average growth was attributable to acquisitions. Excluding the impact of acquisitions, average noninterest bearing deposits increased $0.5 billion and interest bearing activity accounts increased $0.2 billion. Savings and NOW accounts, especially NOW accounts, exhibited the greatest growth in bank issued interest bearing activity deposits in 2003 compared to 2002. This growth was offset in part by a decline in money market deposits compared to the prior year. Excluding acquisitions, average bank issued time deposits declined $0.5 billion. M&I’s markets have continued to experience some unprofitable pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels. The Corporation has elected not to pursue such relationships.

The growth in bank issued deposits includes both commercial and retail banking and the effect of the lower interest environment. The growth in noninterest and interest-bearing activity accounts and the shift in deposit mix of average bank issued deposits provided a benefit to net interest income and the net interest margin in 2003. Noninterest deposit balances tend to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year. A portion of the noninterest balances is sensitive to the interest rate environment and larger balances tend to be maintained when overall interest rates are low. Management expects these trends to continue and expects lower overall noninterest bearing deposit growth in 2004. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation’s profitability. Specific retail deposit initiatives include bank-at-work, single service calling and retention calling programs, increased advertising and expanding branch locations in markets identified to have high growth potential.

Average wholesale deposits increased $1.7 billion which reflects the Corporation’s greater use of wholesale funding alternatives, especially institutional CDs. These deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive. The underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation added flexibility not to pursue unprofitable single service time deposit relationships as previously discussed.

During 2003, the Corporation issued $80.0 million of Series E medium-term notes with a weighted average interest rate of 4.92% and $99.2 million of MiNotes (which are medium-term notes issued in smaller denominations to attract retail investors) with a weighted average interest rate of 4.82%. New Federal Home Loan Bank (“FHLB”) advances in 2003 amounted to $1.1 billion. Approximately $0.5 billion of the new FHLB advances were fixed rate advances and the remainder were floating rate advances. In December 2003, $1.0 billion of existing senior bank notes (puttable reset securities) were remarketed.

The Corporation’s 6.375% subordinated notes in the amount of $100 million matured in the third quarter of 2003. Series D medium-term notes aggregating $13.0 million with a weighted average interest rate of 6.99% matured at various times in 2003.

During 2003, the Corporation acquired through open-market purchases $51.6 million of 5.75% Series E notes that were scheduled to mature in 2006. The Corporation also retired the floating rate debentures that were the sole asset of MVBI Capital Trust, which in turn redeemed its floating rate trust preferred securities. In conjunction with this transaction, the receive floating / pay fixed interest rate swap designated as a cash flow hedge on the forecasted interest payments on the retired subordinated debt was terminated. Also in 2003, the Corporation’s banking segment acquired through open-market purchases $13.2 million of 4.125% senior bank notes that were scheduled to mature in 2007 and $22.3 million of 6.375% subordinated bank notes that were scheduled to mature in 2011. In addition, FHLB fixed rate advances aggregating $33.2 million with a weighted average interest rate of 6.08% and $610.0 million of FHLB floating rate advances were retired. Receive floating / pay fixed interest rate swaps designated as cash flow hedges on the forecasted interest payments on the retired FHLB floating rate advances were terminated. The aggregate charge associated with these transactions in 2003 amounted to $56.7 million and is reported in other expense in the Consolidated Statements of Income.

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 3.65% in 2003 compared to 3.96% in 2002, a decrease of 31 basis points.

The yield on average earning assets was 5.24% in 2003 compared to 6.10% in 2002, a decrease of 86 basis points. The growth in average earning assets, primarily loans, contributed approximately $245.9 million to interest income while the decline in the yield adversely impacted interest income (FTE) by approximately $283.7 million.

The cost of interest bearing liabilities was 1.91% in 2003 compared to 2.55% in 2002, a decrease of 64 basis points. The decrease in the rates paid on interest bearing liabilities contributed approximately $150.6 million of the decrease in interest expense while the increase in volume partially offset the benefit by approximately $62.2 million in 2003 compared to the prior year.

While the low absolute level of interest rates and the increased level of prepayments have shortened the expected life of many of the Corporation’s assets, the Corporation has actively managed the re-pricing characteristics of its liabilities so as to minimize the long-term impact on net interest income when interest rates begin to rise. The net interest margin will continue to be influenced by product spreads as well as loan and deposit growth and the general interest rate environment.

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

Compared to 2001, average loans and leases increased $2.8 billion or 15.5% in 2002. Approximately $1.7 billion of average loan growth was due to the banking acquisitions previously discussed. At the time of the mergers, approximately $2.3 billion of loans were acquired in the 2002 acquisitions and approximately $1.0 billion of loans were acquired in the 2001 acquisitions. Excluding the acquisitions, total average commercial loan growth amounted to $0.6 billion, which was driven by commercial real estate loan and commercial real estate construction loan growth of $0.7 billion. Excluding the effects of acquisitions, average personal loans grew approximately $0.5 billion, which was driven by increases in home equity loans and lines.

Generally, the Corporation sells residential real estate loan production in the secondary market, although in 2002 selected loans with wider interest spreads and adjustable rate characteristics were retained in the portfolio and serve as a potential source of liquidity in the future. Residential real estate loans originated and sold to the secondary market amounted to $3.1 billion in 2002 compared to $2.4 billion in 2001. At December 31, 2002, the Corporation had approximately $0.3 billion of mortgage loans held for sale. Auto loans securitized and sold in 2002 amounted to $0.6 billion. Gains from the sale of mortgage loans amounted to $39.7 million in 2002 compared to $31.0 million in 2001. Gains from the sale and securitization of auto loans amounted to $7.2 million in 2002 and $7.9 million in 2001.

Average bank issued deposits increased $1.3 billion or 9.1% in 2002 compared with 2001. Approximately $1.7 billion of the growth was attributable to acquisitions. Excluding the impact of acquisitions, average noninterest bearing deposits increased $0.3 billion and interest bearing activity accounts increased $0.4 billion. Savings and NOW accounts, especially NOW accounts, exhibited the greatest growth in bank issued interest bearing activity deposits in 2002 compared to 2001. Average bank issued NOW accounts increased $0.3 billion. Excluding acquisitions, average bank issued time deposits declined $1.0 billion. M&I’s markets experienced some unprofitable pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels. The Corporation elected not to pursue such relationships.

The growth in noninterest and interest-bearing activity accounts and the shift in deposit mix of average bank issued deposits provided a benefit to the net interest margin in 2002. Both commercial and retail banking contributed to the success experienced in growing bank issued deposits.

Average wholesale deposits increased $0.1 billion in 2002 compared to 2001 or 4.4%. Throughout 2002, the Corporation made greater use of wholesale funding alternatives, especially institutional CDs.

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

The net interest margin (FTE) as a percent of average earning assets was 3.96% in 2002 compared to 3.67% in 2001, an increase of 29 basis points. The yield on earning assets decreased 121 basis points while the cost of interest bearing liabilities decreased 174 basis points in 2002 compared to 2001. Growth in lower-cost bank issued deposits and the re-pricing of retail deposits in the declining rate environment experienced in 2002, loan growth and improved loan spreads all contributed to the margin improvement. Offsetting this improvement was the impact of the net cash paid in acquisitions of approximately $153.4 million, cash paid for common stock acquired under the Corporation’s stock repurchase program of $165.1 million, loan premium amortization arising from the accelerated prepayments of loans acquired in acquisitions and the lengthening of liabilities in conjunction with the Corporation’s management of interest rate risk.

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

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2003			2002			2001
	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)
Loans and leases (1)(2)	$24,392,591	$1,306,565	5.36%	$21,028,444	$1,299,416	6.18%	$18,201,142	$1,361,048	7.48%
Investment securities:
Taxable	4,038,579	165,075	4.13	3,325,568	198,037	6.11	3,926,737	270,336	7.04
Tax-exempt (1)	1,173,466	87,194	7.58	1,224,737	90,539	7.49	1,269,175	91,206	7.28
Interest bearing deposits in other banks	27,022	528	1.95	44,420	1,075	2.42	35,535	1,614	4.54
Funds sold and security resale agreements	28,692	395	1.38	31,219	623	2.00	52,401	2,529	4.83
Trading securities (1)	23,017	266	1.16	15,247	337	2.21	21,284	896	4.21
Other short-term investments	208,540	1,636	0.79	641,490	9,470	1.48	415,921	12,669	3.05

Total interest earning assets	29,891,907	1,561,659	5.24%	26,311,125	1,599,497	6.10%	23,922,195	1,740,298	7.31%
Cash and demand deposits due from banks	752,215			708,256			651,367
Premises and equipment, net	440,492			418,042			391,633

Other assets	2,531,245			2,067,891			1,658,203
Allowance for loan and lease losses	(347,838)			(302,664)			(253,089)

Total assets	$33,268,021			$29,202,650			$26,370,309

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$10,084,996	$75,221	0.75%	$8,996,778	$109,483	1.22%	$7,833,126	$227,991	2.91%
Bank issued time deposits	3,399,734	85,472	2.51	3,540,124	115,072	3.25	3,975,253	214,721	5.40

Total bank issued deposits	13,484,730	160,693	1.19	12,536,902	224,555	1.79	11,808,379	442,712	3.75
Wholesale deposits	4,311,424	67,523	1.57	2,596,952	58,830	2.27	2,487,129	124,187	4.99

Total interest bearing deposits	17,796,154	228,216	1.28	15,133,854	283,385	1.87	14,295,508	566,899	3.97
Short-term borrowings	3,138,752	81,070	2.58	4,188,339	150,310	3.59	3,944,160	188,587	4.78
Long-term borrowings	3,798,851	163,348	4.30	2,693,447	127,343	4.73	1,962,801	110,842	5.65

Total interest bearing liabilities	24,733,757	472,634	1.91%	22,015,640	561,038	2.55%	20,202,469	866,328	4.29%
Noninterest bearing deposits	4,189,724			3,509,133			2,895,083
Other liabilities	1,103,886			911,187			843,198
Shareholders’ equity	3,240,654			2,766,690			2,429,559

Total liabilities and shareholders’ equity	$33,268,021			$29,202,650			$26,370,309

Net interest income		$1,089,025			$1,038,459			$873,970

Net yield on interest earning assets			3.65%			3.96%			3.67%

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.

(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.

(3)	Based on average balances excluding fair value adjustments for available for sale securities.

Analysis of Changes in Interest Income and Interest Expense

The effect on interest income and interest expense due to volume and rate changes in 2003 and 2002 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2003 versus 2002			2002 versus 2001
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)
Interest on earning assets:
Loans and leases (1)	$211,202	$(204,053)	$7,149	$214,326	$(275,958)	$(61,632)
Investment securities:
Taxable	45,786	(78,748)	(32,962)	(41,845)	(30,454)	(72,299)
Tax-exempt (1)	(4,386)	1,041	(3,345)	(3,215)	2,548	(667)
Interest bearing deposits in other banks	(421)	(126)	(547)	403	(942)	(539)
Funds sold and security resale agreements	(51)	(177)	(228)	(1,023)	(883)	(1,906)
Trading securities (1)	172	(243)	(71)	(254)	(305)	(559)
Other short-term investments	(6,408)	(1,426)	(7,834)	6,880	(10,079)	(3,199)

Total interest income change	$245,894	$(283,732)	$(37,838)	$175,272	$(316,073)	$(140,801)

Expense on interest bearing liabilities:
Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$13,276	$(47,538)	$(34,262)	$33,862	$(152,370)	$(118,508)
Bank issued time deposits	(4,563)	(25,037)	(29,600)	(23,497)	(76,152)	(99,649)

Total bank issued deposits	8,713	(72,575)	(63,862)	10,365	(228,522)	(218,157)
Wholesale deposits	38,919	(30,226)	8,693	5,480	(70,837)	(65,357)

Total interest bearing deposits	47,632	(102,801)	(55,169)	15,845	(299,359)	(283,514)
Short-term borrowings	(37,680)	(31,560)	(69,240)	11,672	(49,949)	(38,277)
Long-term borrowings	52,286	(16,281)	36,005	41,281	(24,780)	16,501

Total interest expense change	$62,238	$(150,642)	$(88,404)	$68,798	$(374,088)	$(305,290)

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following tables present comparative credit quality information as of and for the year ended December 31, 2003, as well as selected comparative years:

Consolidated Credit Quality Information

December 31, ($000’s)

	2003	2002	2001	2000	1999
Nonperforming Assets by Type
Loans and Leases:
Nonaccrual	$166,387	$188,232	$166,434	$121,425	$106,387
Renegotiated	278	326	378	614	708
Past Due 90 Days or More	6,111	5,934	6,982	7,371	9,975

Total Nonperforming Loans and Leases	172,776	194,492	173,794	129,410	117,070
Other Real Estate Owned	13,235	8,692	6,796	3,797	6,230

Total Nonperforming Assets	$186,011	$203,184	$180,590	$133,207	$123,300

Allowance for Loan and Lease Losses	$349,561	$338,409	$268,198	$235,115	$225,862

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	0.21%	0.21%	0.22%	0.12%	0.17%
Total Nonperforming Loans and Leases To Total Loans and Leases	0.69	0.81	0.90	0.74	0.72
Total Nonperforming Assets To Total Loans And Leases and Other Real Estate Owned	0.74	0.85	0.94	0.76	0.75
Allowance for Loan and Lease Losses To Total Loans and Leases	1.39	1.42	1.39	1.34	1.38
Allowance for Loan and Lease Losses To Nonperforming Loans and Leases	202	174	154	182	193

Major Categories of Nonaccrual Loans and Leases ($000’s)

	December 31, 2003			December 31, 2002
	Nonaccrual	% of Loan Type	% of Nonaccrual	Nonaccrual	% of Loan Type	% of Nonaccrual
Commercial and Lease Financing	$69,404	0.9%	41.7%	$84,252	1.1%	44.8%
Real Estate
Construction and Land Development	800	0.1	0.5	145	0.0	0.1
Commercial Real Estate	42,857	0.6	25.8	46,179	0.7	24.5
Residential Real Estate	52,098	0.7	31.3	56,166	0.8	29.8

Total Real Estate	95,755	0.6	57.6	102,490	0.7	54.4
Personal	1,228	0.1	0.7	1,490	0.1	0.8

Total	$166,387	0.7%	100.0%	$188,232	0.8%	100.0%

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2003	2002	2001	2000	1999
Allowance for Loan and Lease Losses at Beginning of Year	$338,409	$268,198	$235,115	$225,862	$226,052
Provision for Loan and Lease Losses	62,993	74,416	54,115	30,352	25,419
Allowance of Banks and Loans Acquired	—	39,813	19,151	1,270	—
Allowance Transfer for Loan Securitizations	—	—	—	(1,022)	—

Loans and Leases Charged-off:
Commercial	17,689	23,003	22,773	10,623	17,275
Real Estate—Construction	57	94	186	4	157
Real Estate—Mortgage	15,192	10,681	11,795	9,848	5,719
Personal	12,100	12,265	10,965	8,216	7,121
Leases	24,625	9,246	2,890	1,327	2,285

Total Charge-offs	69,663	55,289	48,609	30,018	32,557

Recoveries on Loans and Leases:
Commercial	8,736	3,819	4,135	4,696	2,696
Real Estate—Construction	88	96	43	57	6
Real Estate—Mortgage	4,278	2,462	1,419	1,458	1,413
Personal	3,058	3,053	2,567	2,199	2,244
Leases	1,662	1,841	262	261	589

Total Recoveries	17,822	11,271	8,426	8,671	6,948

Net Loans and Leases Charged-off	51,841	44,018	40,183	21,347	25,609

Allowance for Loan and Lease Losses at End of Year	$349,561	$338,409	$268,198	$235,115	$225,862

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”). The amount of nonperforming assets is affected by acquisitions accounted for under the purchase method of accounting. The assets and liabilities, including the nonperforming assets, of the acquired entity are included in the Corporation’s consolidated balance sheets from the date the business combination is completed, which impacts period-to-period comparisons.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $13.2 million, $8.7 million and $6.8 million at December 31, 2003, 2002 and 2001, respectively.

Nonperforming loans and leases consist of nonaccrual, renegotiated or restructured loans, and loans and leases that are delinquent 90 days or more and still accruing interest. The balance of nonperforming loans and leases are affected by acquisitions and may be subject to fluctuation based on the timing of cash collections, renegotiations and renewals.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual. Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral. In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.

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

At December 31, 2003, nonperforming loans and leases amounted to $172.8 million or 0.69% of consolidated loans and leases compared to $194.5 million or 0.81% at December 31, 2002 and $173.8 million or 0.90% at December 31, 2001. Nonaccrual loans decreased $21.8 million or 11.6% at year-end 2003 compared to year-end 2002. Approximately $14.1 million of the decline in nonperforming loans at December 31, 2003 compared to December 31, 2002 was attributable to the change in nonperforming loans associated with the 2002 and 2001 banking acquisitions. Nonaccrual loans increased $17.1 million at March 31, 2003 compared to December 31, 2002 but then declined at each quarter-end throughout the year. Since March 31, 2003, nonaccrual loans have declined $39.0 million. The net decrease was primarily due to reductions and positive resolutions in several portfolio segments and across most loan types, except for the commercial leasing portfolio which was adversely affected by one larger lease placed on nonaccrual in the fourth quarter of 2003.

Delinquency can be an indicator of potential problem loans. At December 31, 2003, loans past due 60-89 days and still accruing interest amounted to $41.9 million or 0.17% of total loans and leases outstanding compared to $89.7 million or 0.38% of total loans and leases outstanding at December 31, 2002.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current; however, management believes such loans could possibly be classified as nonperforming in the near future. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. At December 31, 2003, such loans amounted to $72.8 million compared to $58.2 million at December 31, 2002.

Net charge-offs amounted to $51.8 million or 0.21% of average loans and leases in 2003 compared with $44.0 million or 0.21% of average loans and leases in 2002 and $40.2 million or 0.22% of average loans and leases in 2001. Included in net charge-offs for 2003 was a $19.0 million charge-off related to the carrying value of lease obligations for airplanes leased to Midwest Airlines, Inc. that occurred in the first quarter.

At the present time, there is no specific industry that is of immediate concern and in general the Corporation’s borrowing customers appear to be successfully managing their businesses through the slower economic conditions. While there appear to be some signs of improvement in the economy and the Corporation’s customer base is beginning to see some signs of increased business activity, the customers remain cautious of there being any substantive increase in revenues until later in 2004. As a result, the recession’s lagging impact will probably continue to affect the operating performance of M&I’s customers in the near term. The Corporation also believes that the long-term impact of the recent recession may still provide some unanticipated results within the loan and lease portfolio. However, given the general improvement in various segments of the loan portfolio, management anticipates that nonperforming loans and leases as a percent of total loans and leases will be in the 70-85 basis point range in the near term. During the past three-year period, net charge-offs have remained in a narrow range of approximately 20 basis points which is somewhat higher than historical levels. The Corporation anticipates net charge-offs in 2004 will be in the 15-20 basis point range.

Charge-offs for 2004 will continue to be affected by the factors previously discussed. The Corporation estimates net charge-offs in 2004 will range between $17 million and $22 million for commercial loans, $15 million and $19 million for real estate loans, $7 million and $9 million for personal loans and $2 million and $3 million for lease financing receivables. Negative economic events, an adverse development in industry segments within the portfolio or deterioration of a large loan or loans could have significant adverse impacts on the actual loss levels. At the present time, there are no other known specific issues, industries of concern or material loans believed to be in imminent danger of deteriorating or defaulting which would give rise to a large near-term charge-off.

Other Income

Total other income amounted to $1,215.8 million in 2003 compared to $1,082.7 million in 2002, an increase of $133.1 million or 12.3%. All sources of other income increased in 2003 compared to 2002. The growth reflects a full year’s results from the 2002 acquisitions, growth in data processing services and trust services revenues, increases in loan prepayment fees and mortgage banking income due to the low interest rate environment and investment securities gains realized primarily by the Corporation’s Capital Markets Group.

In previous filings, the Corporation had disclosed revenue from data processing services in two components, e-Finance Solutions and Financial Technology Solutions. Management has determined that the previous reporting structure no longer represents how that segment’s performance is assessed or how its products are marketed. Since that reporting format was developed, Metavante’s sales strategy has migrated to selling its products and services across the customer base as a suite of products and services with less emphasis on individual products. As a result, management assesses performance based on the overall profitability of the segment.

Total data processing services revenue amounted to $657.8 million in 2003 compared to $601.5 million in 2002, an increase of $56.3 million or 9.4%. Approximately $12.2 million of the increase was due to acquisitions. The remaining increase was attributable to revenue growth from several significant customer conversions to the core financial account processing systems during the second half of 2003. Electronic funds revenue growth was also derived from these conversions along with volume growth from the existing customers and other new customers. Additional revenue growth resulted from increased consumer payment volume from new large financial institution customers and increased adoption of electronic bill presentment and payment in the existing customer base. Total buyout revenue, which varies from period to period, amounted to $6.9 million in 2003 compared to $11.9 million in 2002.

Item processing revenue increased $3.7 million or 9.6% in 2003 compared to 2002. The revenue increase was due to increased volumes of payment services from existing customers and new customers.

Fees from trust services were $126.8 million in 2003 compared to $120.6 million in 2002, an increase of $6.2 million or 5.1%. Revenue growth in 2003 compared to 2002 was driven by commercial trust, which increased 7.5%, and to a lesser extent increased fees from outsourcing services and securities lending. Assets under management were $15.7 billion at December 31, 2003 compared to $12.9 billion at December 31, 2002, an increase of $2.8 billion or 22.0%. Money transferred in from the acquisition and other commercial customers as well as market appreciation contributed to the increase in assets under management. Sales activity and account retention was positive in 2003. Recent positive equity performance has resulted in some shift of funds into equities which represents approximately 35% of assets under management. After five consecutive quarters of revenue growth, management believes this business is well positioned as the equity markets stabilize.

Total mortgage banking revenue was $70.3 million in 2003 compared with $55.2 million in 2002, an increase of $15.1 million. Gains from sales of mortgages to the secondary market and mortgage related fees accounted for the increase. During 2003, the Corporation sold $3.5 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $2.1 million. During 2002, the Corporation sold $3.1 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $3.2 million. As previously discussed, management does not expect the strong volume of activity in mortgage production experienced in 2002 and the first three quarters of 2003 to continue in 2004.

Net investment securities gains amounted to $21.6 million in 2003 compared to net investment securities losses of $6.3 million in 2002. During 2003, gains recognized by the Corporation’s Capital Markets Group amounted to $20.0 million. Approximately $16.2 million of the gain was from the sale of an investment in the third quarter of 2003. Net losses associated with investments held by the Corporation’s Capital Markets Group amounted to $4.7 million in 2002. During 2003, the Corporation’s banking segment sold $48.0 million of available for sale investment securities and recognized a gain of approximately $4.2 million. Impairment losses associated with retained interests held in the form of interest-only strips associated with its auto securitization activities amounted to $4.1 million and $1.5 million in 2003 and 2002, respectively. See Note 9 in Notes to Consolidated Financial Statements for further discussion of the Corporation’s securitization activities.

Other noninterest income amounted to $163.5 million in 2003 compared to $142.0 million in 2002, an increase of $21.5 million or 15.2%. Approximately $2.5 million of the increase was attributable to the 2002 banking acquisitions. Loan fees, which include prepayment charges, and other commissions and fees, excluding the 2002 banking acquisitions, increased $20.3 million. Auto securitization income decreased $2.6 million in 2003 compared to 2002. The decline was primarily due to lower gains from the sale of auto loans which was offset by increased servicing income. Auto loans securitized in 2003 amounted to $0.8 billion compared to $0.6 billion in 2002. During 2003, the Corporation sold six branches and recognized $5.0 million in gains. Gains from the sale of other real estate increased $2.8 million in 2003 compared to 2002. The increase was primarily due to the sale of one large property in the first quarter of 2003. Trading income in 2003, excluding the 2002 banking acquisitions, decreased $5.3 million compared to the prior year and was primarily due to lower income from fair value adjustments on free standing derivative instruments associated with auto loans sold to the multi-seller revolving conduit. Beginning in the second half of 2002 and throughout 2003, the Corporation had employed freestanding interest rate futures to economically hedge the market value volatility from the auto-related derivative instrument due to changes in interest rates.

Total other income amounted to $1,082.7 million in 2002 compared to $1,001.3 million in 2001, an increase of $81.4 million or 8.1%.

Total data processing services revenue amounted to $601.5 million in 2002 compared to $559.8 million in 2001, an increase of $41.7 million or 7.4%. Approximately $30.0 million of the increase was due to acquisitions. The remaining revenue growth was due to general new business across the entire segment. The traditional outsourcing business continued to experience the effects of bank consolidations in 2002 although to a lesser degree than the effects experienced in 2001. The total buyout revenue, which varies from period to period, amounted to $11.9 million in 2002 compared to $13.0 million in 2001.

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

Total mortgage banking revenue was $55.2 million in 2002 compared with $46.2 million in 2001, an increase of $9.0 million. Gains from sales of mortgages to the secondary market and mortgage related fees accounted for the increase. During 2002, the Corporation sold $3.1 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $3.2 million. During 2001, the Corporation sold $2.4 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $2.8 million.

Net investment securities losses amounted to $6.3 million in 2002 compared to $6.8 million in 2001. Net losses associated with investments held by the Corporation’s Capital Markets Group amounted to $4.7 million in 2002. During 2002, the Corporation’s banking segment recorded an other than temporary impairment loss of $1.5 million associated with retained interests held in the form of an interest-only strip related to its auto securitization activities. Net gains associated with investments held by the Corporation’s Capital Markets Group amounted to $10.4 million in 2001. During 2001, Metavante wrote-off three equity investments with a carrying value of approximately $16.1 million. One investment employed technology that was replaced through Metavante’s acquisition of Derivion and Cyberbills. The other investments were in the mortgage origination and Internet lending businesses which Metavante chose to exit. In each case, Metavante discontinued its participation in the funding of these businesses. Sustained and continuing operating losses and negative working capital positions resulted in the determination that these three investments were permanently impaired. Net securities losses in 2001 by the Banking segment amounted to $1.1 million.

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

Other Expense

Total other expense amounted to $1,451.7 million in 2003, an increase of $155.7 million or 12.0% from $1,296.0 million in 2002.

For the years ended December 31, 2003 and 2002, Metavante incurred integration costs associated with the July 29, 2002 acquisition of Paytrust. Such costs were the result of operating duplicate platforms, which include duplicate facilities, personnel and processing costs, and continued through the first quarter of 2003. Total integration costs included in other expense amounted to $7.1 million in 2002 and $2.5 million in 2003.

The acquisitions by both the banking segment and Metavante had an impact on the year-to-year comparability of operating expenses in 2003 compared to 2002. Approximately $26.6 million or 17.1% of the 2003 versus 2002 operating expense growth was attributable to the acquisitions. As all acquisitions were accounted for using the purchase method of accounting, the operating expenses of the acquired entities are included in the consolidated operating expenses from the dates the acquisitions were completed. Operating expenses associated with acquisitions completed in 2002 are reflected for the full year in 2003 as opposed to a partial year in 2002. Acquisitions completed in 2003 directly affect the current year but have no impact on the prior year.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (excluding securities gains and losses) and net interest income on a fully taxable equivalent basis. The Corporation’s efficiency ratios for the years ended December 31, 2003, 2002, and 2001 were:

Efficiency Ratios	2003	2002	2001
Consolidated Corporation	63.0%	61.0%	68.1%
Consolidated Corporation Excluding Metavante	52.4	50.1	56.2

Salaries and employee benefits expense amounted to $797.5 million in 2003 compared to $745.5 million in 2002. The impact of the Paytrust transition costs to salaries and employee benefits expense amounted to $2.7 million in 2003 and $4.1 million in 2002. Salaries and benefits related to the banking and Metavante acquisitions contributed approximately $10.8 million to the expense growth. In 2003, the Corporation restructured certain split dollar life insurance benefits due to a change in tax laws. The total net charge from this restructuring was $6.3 million of which $8.4 million was recorded in salaries and benefits. Variable incentive compensation and commissions increased approximately $27.2 million or 40.1% in 2003 compared to 2002.

Net occupancy and equipment expense amounted to $179.0 million in 2003 compared to $191.5 million in 2002. The impact of the Paytrust transition costs to net occupancy and equipment expense amounted to $0.8 million in 2003 and $2.2 million in 2002. During 2003, Metavante reversed $6.1 million of accrued lease termination costs as a result of a decision to keep a facility operational that previously had been identified for closure.

Processing charges amounted to $48.3 million in 2003 compared to $39.3 million in 2002, an increase of $9.0 million or 22.8%. Processing charges related to the banking and Metavante acquisitions contributed approximately $1.1 million to the expense growth. Third-party charges associated with the item processing business and wholesale loan activity accounted for $6.2 million of the year over year increase.

Supplies and printing expense, professional services expense and shipping and handling expense amounted to $118.3 million in 2003 compared to $104.3 million in 2002, an increase of $14.0 million or 13.5%. The acquisitions contributed approximately $0.8 million to the growth in these expenses. The remainder of the increase is primarily due to the additional costs associated with the increased volume of mortgage loan production in 2003 and Metavante’s increase in these expenses.

Amortization of intangibles amounted to $23.8 million in 2003 compared to $25.1 million in 2002. Accelerated amortization and valuation reserves associated with mortgage servicing rights declined $2.4 million. At December 31, 2003, the carrying value of mortgage servicing rights amounted to $5.1 million. Goodwill is subject to periodic tests for impairment. The Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2003 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit. At December 31, 2003, none of the Corporation’s other intangible assets were determined to have indefinite lives.

Other noninterest expenses amounted to $240.1 million in 2003 compared to $146.1 million in the prior year, an increase of $94.0 million. Acquisitions contributed approximately $5.9 million to the growth in other expense. As previously discussed, during 2003 the Corporation prepaid and retired certain higher cost long-term debt and terminated some related receive floating / pay fixed interest rate swaps designated as cash flow hedges. The total debt retired amounted to $744.6 million and the charge to earnings amounted to $56.7 million. Increases in the costs of business related insurance coverage, increased costs associated with Metavante’s card solutions and equipment sales and increased costs associated with mortgage loan production added approximately $15.9 million to the expense growth in 2003 compared to 2002. During 2003, an insurance related credit associated with restructuring certain split dollar life insurance policies due to a change in tax laws amounted to $2.1 million. In 2002, the Corporation’s commercial leasing subsidiary recorded a residual impairment loss of $6.8 million that is included in other expense. Litigation, environmental clean-up and other losses recorded in 2002 offset the comparable year over year expense growth.

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization resulted in an increase in other noninterest expense and accounted for approximately $9.3 million of the total increase in other operating expense in 2003 compared to 2002. As a result of a change in product strategies, Metavante determined that certain purchased and internally developed software will no longer be used and such software was written off in 2003. Total capitalized software costs written off as a result of these decisions, amounted to $22.8 million and is included in other noninterest expense in 2003.

Total other expense amounted to $1,296.0 million in 2002 compared to $1,288.9 million in 2001, an increase of $7.1 million. As previously discussed, the Corporation incurred certain charges and expenses resulting from transactions and events that management considered to have a direct affect on the year-to-year comparability of operating results for the years ended December 31, 2002 and 2001. These transactions as previously presented and discussed generally have their greatest impact on the Corporation’s operating expenses and impact the individual line items in the Consolidated Statements of Income to varying degrees of magnitude.

The following table depicts how these transactions, in the aggregate, affect the individual line items of expense in the Consolidated Statements of Income for the periods presented. It is intended that this table, together with the information that was previously presented and discussed, provide users of the Corporation’s financial information with an understanding of how these transactions and events affected the Corporation’s reported operating expenses.

	Operating Expenses Year Ended December 31, ($ millions)
	2002			2001
	Operating Expenses As Reported	Paytrust Integration Costs	Operating Expenses Excluding Paytrust Integration Costs	Operating Expenses As Reported	Certain Trans- actions Previously Discussed	Operating Expenses Excluding Trans- actions Previously Discussed	2002 vs 2001 Operating Expenses Excluding Paytrust and Transactions Previously Discussed
							Amount	Pct
Other Expense:
Salaries and employee benefits	$745.5	$4.1	$741.4	$695.4	$16.9	$678.5	$62.9	9.3%
Net occupancy	74.7	1.7	73.0	71.3	7.5	63.8	9.2	14.4
Equipment	116.8	0.5	116.3	118.2	1.5	116.7	(0.4)	(0.3)
Software expenses	44.2	0.1	44.1	39.8	—	39.8	4.3	10.8
Processing charges	39.3	—	39.3	40.1	2.1	38.0	1.3	3.4
Supplies and printing	20.1	—	20.1	21.3	0.7	20.6	(0.5)	(2.4)
Professional services	38.5	0.3	38.2	34.2	3.4	30.8	7.4	24.0
Shipping and handling	45.7	—	45.7	44.8	0.2	44.6	1.1	2.5
Amortization of intangibles	25.1	—	25.1	36.9	18.8	18.1	7.0	38.7
Other	146.1	0.4	145.7	186.9	59.4	127.5	18.2	14.3

Total Other Expense	$1,296.0	$7.1	$1,288.9	$1,288.9	$110.5	$1,178.4	$110.5	9.4%

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

Salaries and employee benefits expense amounted to $745.5 million compared to $695.4 million in 2001. The impact of the items previously discussed to salaries and employee benefits expense amounted to $4.1 million in 2002 and $16.9 million in 2001. Excluding those items, salaries and benefits expense increased $62.9 million or 9.3% in 2002 compared to 2001. Salaries and benefits related to the banking and Metavante acquisitions contributed approximately $51.7 million to the expense growth.

Net occupancy and equipment expense amounted to $191.5 million in 2002 compared to $189.5 million in 2001. The impact of the items previously discussed to net occupancy and equipment expense amounted to $2.2 million in 2002 and $9.0 million in 2001. The remaining increase to net occupancy and equipment expense amounted to $8.8 million, of which approximately $12.0 million was attributable to acquisitions.

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

Amortization of intangibles amounted to $25.1 million in 2002 compared to $36.9 million in 2001. Effective January 1, 2002, the Corporation adopted the new accounting standard for accounting for goodwill and other intangibles. As a result, goodwill amortization was discontinued in 2002 and is now subject to periodic tests for impairment. During the second quarter of 2002, the Corporation completed the first step of the transitional goodwill impairment test on its five identified reporting units based on amounts as of January 1, 2002. With the assistance of a nationally recognized independent appraisal firm, the Corporation concluded that there were no impairment losses for goodwill due to the initial application of the new accounting standard. The Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2002 and concluded that there was no impairment with respect to goodwill at any reporting unit. At December 31, 2002, none of the Corporation’s other intangible assets were determined to have indefinite lives.

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

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization resulted in an increase in other operating expense and accounted for approximately $2.9 million of the total increase in other operating expense during 2002, excluding the items previously discussed.

Income Tax Provision

The provision for income taxes was $214.3 million in 2003, $238.3 million in 2002, and $163.1 million in 2001. The effective tax rate in 2003 was 28.3% compared to 33.2% in 2002 and 32.6% in 2001.

In the normal course of business, the Corporation and its affiliates are routinely subject to examinations from Federal and state tax authorities. During 2003, several income tax audits covering multiple tax jurisdictions were resolved which positively affected the banking segment by approximately $28.6 million and Metavante by $10.7 million and resulted in a lower provision for income taxes in the Consolidated Statements of Income for the year ended December 31, 2003. Excluding the impact of the income tax audits, the pro forma effective income tax rate for year ended December 31, 2003 would have been 33.4%.

Liquidity and Capital Resources

Shareholders’ equity was $3.33 billion or 9.7% of total consolidated assets at December 31, 2003, compared to $3.04 billion or 9.2% of total consolidated assets at December 31, 2002. The increase at December 31, 2003 was primarily due to earnings net of dividends paid, an increase in accumulated other comprehensive income offset by common stock repurchases. The change in accumulated other comprehensive income increased shareholders’ equity $47.1 million since December 31, 2002. The net unrealized gain associated with available for sale investment securities declined $15.8 million since December 31, 2002 while the unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges declined $62.9 million since December 31, 2002, resulting in the net increase in shareholders’ equity. The change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges since December 31, 2002 reflects in part the termination of certain interest rate swaps associated with the debt retirement in the third quarter of 2003 and the redemption of the subordinated debentures in the second quarter of 2003.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. During 2003, 6.0 million common shares were acquired at an aggregate cost of $210.9 million or $35.33 per common share. During 2002 and 2001, the Corporation repurchased 5.1 million and 9.4 million shares (post-split) at an aggregate cost of $159.3 million and $273.3 million, respectively.

The Corporation and its affiliates continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 15 in Notes to Consolidated Financial Statements for the Corporation’s comparative capital ratios and the capital ratios of its significant subsidiaries.

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

The Corporation’s most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $4.8 billion at December 31, 2003, represent a highly accessible source of liquidity. The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.8 billion at

December 31, 2003, provides liquidity from maturities and interest payments. The Corporation’s mortgage loans held for sale provide additional liquidity. These loans represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $16.2 billion in 2003. The Corporation’s banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or Federal Home Loan Bank (“FHLB”) advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits, which averaged $4.3 billion in 2003, are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s banking affiliates to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

The Corporation’s lead bank (“Bank”) has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. As shown and discussed in Note 14 in the Notes to the Consolidated Financial Statements, longer-term bank notes outstanding at December 31, 2003, amounted to $2.2 billion of which $0.6 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity for M&I. M&I has filed a shelf registration statement which is intended to permit M&I to raise funds through sales of corporate debt securities with a relatively short lead time. Under the shelf registration statement, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At December 31, 2003, Series E notes issued amounted to $0.3 billion. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At December 31, 2003, MiNotes issued amounted to $0.1 billion. The shelf registration statement also permits the issuance of up to $0.5 billion of other debt securities. Additionally, the Corporation has a commercial paper program. At December 31, 2003, commercial paper outstanding amounted to $0.3 billion.

Contractual Obligations

The following table summarizes the Corporation’s more significant contractual obligations at December 31, 2003.

Contractual Obligations	Note Ref		Payments Due by Period ($ in millions)
			Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Certificate of Deposit and Other Time Deposit Obligations	(a	)	$8,253.1	$5,406.6	$2,135.5	$711.0	$—
Short-term Debt Obligations	(b	)	3,622.0	3,622.0	—	—	—
Long-term Debt Obligations	(c	)	4,039.4	1,308.2	974.3	638.8	1,118.1
Capital Lease Obligations			6.3	2.8	3.5	—	—
Minimum Operating Lease Obligations			106.9	32.7	47.3	26.9	—
Obligations to Purchase Foreign Currencies	(d	)	862.2	837.7	24.5	—	—
Purchase Obligations - Facilities (Additions, Repairs and Maintenance)			14.6	12.3	2.2	0.1	—
Purchase Obligations - Technology			67.8	44.9	21.9	1.0	—
Purchase Obligations - Other			6.4	4.3	2.1	—	—
Other Obligations:
Unfunded Investment Obligations	(e	)	3.6	2.4	0.7	0.5	—
Acquisition Obligations	(f	)	2.0	2.0	—	—	—
Wholesale Loan Purchase Obligations	(g	)	1,200.0	400.0	800.0	—	—
Defined Contribution Pension Obligations	(h	)	52.0	52.0	—	—	—
Health and Welfare Benefits	(i	)	—	—	—	—	—
Postretirement Benefit Obligations	(i	)	—	—	—	—	—

Total			$18,236.3	$11,727.9	$4,012.0	$1,378.3	$1,118.1

Notes:

(a)	Certain retail certificates of deposit and other time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. Brokered certificates of deposits may be redeemed early upon the death or adjudication of incompetency of the holder.
(b)	See Note 13 in Notes to Consolidated Financial Statements for a description of the Corporation’s various short-term borrowings. Many short-term borrowings such as funds purchased and security repurchase agreements and commercial paper are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash.
(c)	See Note 14 in Notes to Consolidated Financial Statements for a description of the Corporation’s various long-term borrowings.
(d)	See Note 20 in Notes to Consolidated Financial Statements for a description of the Corporation’s foreign exchange activities. The Corporation generally matches commitments to deliver foreign currencies with obligations to purchase foreign currencies which minimizes the immediate need for cash.
(e)	The Corporation also has purchase obligations for certain investments in investment funds. Under those obligations the Corporation could be required to invest an additional $15.2 million if the investment funds identify and commit to invest in additional qualifying investments. The investment funds have limited lives and defined periods for investing in new qualifying investments or providing additional funds to existing investments. As a result, the timing and amount of the funding requirements for these obligations are uncertain and could expire with no additional funding requirements.
(f)	Does not include contingent consideration. See Note 4 in Notes to Consolidated Financial Statements.
(g)	Represents the minimum purchase obligation amount. The maximum is $3.0 billion or approximately $1.0 billion per year. The actual purchase price will be determined at the time of purchase.
(h)	See Note 18 in Notes to Consolidated Financial Statements for a description of the Corporation’s defined contribution program. The amount shown represents the unfunded contribution for the year ended December 31, 2003.

(i)	The health and welfare benefit plans are periodically funded throughout each plan year with participant contributions and the Corporation’s portion of benefits expected to be paid. The liabilities for claims incurred but not reported at December 31, 2003 were not significant.

The Corporation has generally financed its growth through the retention of earnings and the issuance of debt. It is expected that future growth can be financed through internal earnings retention, additional debt offerings, or the issuance of additional common or preferred stock or other capital instruments.

Other Matters

In the fourth quarter of 2003, the Audit Committee of the Board of Directors approved the following audit and non-audit services performed or to be performed for the Corporation by its independent auditors, Deloitte & Touche LLP:

•	U.S. federal, state and local tax planning and other non-compliance consultation, including tax audit assistance;

•	U.S. federal, state and local tax compliance and ruling requests, including federal and state tax return preparation;

•	formation of a real estate mortgage investment conduit; and

•	advice and assistance in evaluating the implications of Internal Revenue Service regulations related to certain employee benefit programs.

OFF-BALANCE SHEET ARRANGEMENTS

The term off-balance sheet arrangement describes the means through which companies typically structure off-balance sheet transactions or otherwise incur risks of loss that are not fully transparent to investors or other users of financial information. For example, in many cases, in order to facilitate transfer of assets or otherwise finance the activities of an unconsolidated entity, a company may be required to provide financial support designed to reduce the risks to the entity or other third parties. That financial support may take many different forms such as financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the company to continuing risks or contingent liabilities regardless of whether or not they are recorded on the balance sheet.

Certain guarantees may be a source of potential risk to future liquidity, capital resources and results of operations. Guarantees may be in the form of contracts that contingently require the guarantor to make payments to the guaranteed party based on: (1) changes in an underlying instrument or variable such as a financial standby letter of credit; (2) failure to perform under an obligating agreement such as a performance standby letter of credit; and (3) indemnification agreements that require the indemnifying party to make payments to the indemnified party based on changes in an underlying instrument or variable that is related to an asset, a liability or an equity security of the indemnified party, such as an adverse judgment in a lawsuit. The Corporation, for a fee, regularly enters into standby letters of credit transactions and provides certain indemnifications against loss in conjunction with software sales, merchant credit card processing and securities lending activities which are described in detail in Notes 19 and 24 in Notes to Consolidated Financial Statements.

Companies may structure and facilitate off-balance sheet arrangements by retaining an interest in assets transferred to an unconsolidated entity. Such interests may be in the form of a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity, cash collateral accounts, recourse obligations or other forms of credit, liquidity, or market risk support. These subordinated interests protect the senior interests in the unconsolidated entity in the event a portion of the underlying transferred assets becomes uncollectible or there are insufficient funds to repay senior interest obligations. The Corporation uses such arrangements primarily in conjunction with its indirect automobile lending activities which are described in detail in Note 9 in Notes to Consolidated Financial Statements and in the discussion of critical accounting policies which follows this discussion.

At December 31, 2003, the Corporation was not involved in any derivative financial instruments that were indexed to its common stock or classified in shareholders’ equity under generally accepted accounting principles.

Also at December 31, 2003, the Corporation did not hold any material variable interests in entities that provide it liquidity, market risk or credit risk support, or engage in leasing, hedging or research and development services with the Corporation. As described in Notes 2 and 14 in Notes to Consolidated Financial Statements, the Corporation holds all of the common interest in M&I Capital Trust A which issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation. As a result of adopting FIN 46R, the Corporation deconsolidated M&I Capital Trust A at December 31, 2003.

Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained herein and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management considers the following to be those accounting policies that require significant judgments and assumptions:

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors, including economic conditions and regulatory guidance, unique to each measurement date are also considered. This reserving methodology has the following components:

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

Collective Loan Impairment. This component of the allowance for loan and lease losses is comprised of two elements. First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Corporation segments the pools by type of loan or lease and, using historical loss information, estimates a loss reserve for each pool.

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses. Based on management’s judgment, reserves are allocated to industry segments or product types due to environmental conditions unique to the measurement period. Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends in the retail lending sector, risk profile, and portfolio composition. Reserves are allocated using estimates of loss exposure that management has identified based on these economic trends or conditions. The internal risk rating system is then used to identify those loans within these industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management. The specific loans mentioned earlier are excluded from this analysis.

The following factors were taken into consideration in determining the adequacy of the allowance for loans and lease losses at December 31, 2003:

In general, the Corporation’s borrowing customers appear to be successfully managing their businesses through the slower economic conditions. While there appear to be some signs of improvement in the economy and the Corporation’s customer base is beginning to see some signs of increased business activity, the customers remain cautious of there being any substantive increase in revenues until later in 2004. As a result, the recession’s lagging impact will probably continue to affect the operating performance of M&I’s customers in the near term. Management continues to be concerned that the long term impact of the recent recession may still provide some unanticipated results within the loan and lease portfolio.

At December 31, 2003, special reserves continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, and the airline and travel industries. The majority of the commercial charge-offs incurred during the past two years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown. Reduced revenues causing a declining utilization of the industry’s capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly.

During the fourth quarter of 2003, the Corporation’s commitments to Shared National Credits were approximately $2.2 billion with usage averaging around 41%. Many of these borrowers are in industries impacted by the recent months’ economic climate. In addition, many of the Corporation’s largest charge-offs have come from the Shared National Credit portfolio. Approximately $3.1 million of the net charge-offs in 2003 relate to Shared National Credits. Although these factors result in an increased risk profile, as of December 31, 2003, shared national credit nonperforming loans were approximately 0.08% and 0.20% of this segment’s total commitments and outstandings, respectively. The Corporation’s exposure to Shared National Credits is monitored closely given the economic uncertainty as well as this segment’s loss experience.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The acquisitions in Minnesota and Missouri continue to represent relatively new geographic regions for the Corporation. Each of these regions has cultural and environmental factors that are unique to them. The uncertainty regarding the inherent losses in their respective loan portfolios continue to present increased risks which have been mitigated by the implementation of the Corporation’s credit underwriting and monitoring processes.

At December 31, 2003, nonperforming loans and leases amounted to $172.8 million or 0.69% of consolidated loans and leases compared to $194.5 million or 0.81% of consolidated loans and leases at December 31, 2002 and $173.8 million or 0.90% of consolidated loans and leases at December 31, 2001. Nonperforming loans and leases decreased $21.7 million or 11.2% at year-end 2003 compared to the end of 2002. The net decrease was primarily due to reductions and positive resolutions in several portfolio segments and across most loan types except for the commercial leasing portfolio which was adversely affected by one larger lease placed on nonaccrual in the fourth quarter of 2003. Average nonperforming loans and leases in 2003 declined $22.1 million in the third quarter compared to the second quarter and declined $14.4 million in the fourth quarter compared to the third quarter after remaining at consistent levels between the first and second quarters of 2003. The recent declines represent a general improvement in various segments of the loan portfolio. As stated in previous quarters, some of the Corporation’s largest nonperforming loans are in industries that have undergone well-publicized declines during the recent recession. Among those industries affected are construction and related, technology, airline, trucking, agriculture, manufacturing and healthcare.

Net charge-offs amounted to $51.8 million or 0.21% of average loans and leases in 2003 compared with $44.0 million or 0.21% of average loans and leases in 2002 and $40.2 million or 0.22% of average loans and leases in 2001. Included in net charge-offs for 2003 was a $19.0 million charge-off related to the carrying value of lease obligations for airplanes leased to Midwest Airlines, Inc. that occurred in the first quarter.

At the present time, there is no specific industry that is of immediate concern; however, the Corporation believes that the recession’s lagging impact and the long term impact of the recent recession could continue to negatively affect the markets and communities that it serves in the near term. Nonperforming loans have remained in the 80-90 basis point range over the prior two years. There continues to be some risk of nonperforming loans increasing. However, given the recent general improvement in various segments of the portfolio, management anticipates that nonperforming loans and leases as a percent of total loans and leases will be in the 70-85 basis point range in the near term.

During the past three-year period, net charge-offs have remained in a narrow range of approximately 20 basis points which is somewhat higher than historical levels. The Corporation anticipates net charge-offs will be in the 15-20 basis point range in the near term.

Charge-offs for 2004 will continue to be affected by the factors previously discussed. The Corporation estimates net charge-offs in 2004 will range between $17 million and $22 million for commercial loans, $15 million and $19 million for real estate loans, $7 million and $9 million for personal loans and $2 million and $3 million for lease financing receivables. Negative economic events, adverse developments in industry segments within the portfolio or deterioration of a large loan or loans could have significant adverse impacts on the actual loss levels. At the present time, there are no other known specific issues, industries of concern or material loans believed to be in imminent danger of deteriorating or defaulting which would give rise to a large near-term charge-off.

Based on the above loss estimates, management determines its best estimate of the required allowance for loans and leases. Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $349.6 million or 1.39% of loans and leases outstanding at December 31, 2003. The allowance for loan and lease losses was $338.4 million or 1.42% of loans and leases outstanding at December 31, 2002. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Capitalized Software and Conversion Costs

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the years ended December 31, 2003 and 2002, the amount of software costs capitalized amounted to $54.1 million and $56.0 million, respectively. Amortization expense of software costs amounted to $43.8 million and $35.6 million for the years ended December 31, 2003 and 2002, respectively.

As a result of a change in product strategies, Metavante determined that certain purchased and internally developed software will no longer be used and such software was written off in 2003. Total capitalized software costs written off as a result of these decisions amounted to $22.8 million and is included in other noninterest expense in 2003.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the years ended December 31, 2003 and 2002, the amount of conversion costs capitalized amounted to $11.7 million and $10.6 million, respectively. Amortization expense of conversion costs amounted to $17.0 million and $17.9 million for the years ended December 31, 2003 and 2002, respectively.

Net unamortized costs, which are included in Accrued Interest and Other Assets in the Consolidated Balance Sheets, at December 31, were ($ in millions):

	2003	2002
Software	$133.6	$138.5
Conversions	30.7	35.9

Total	$164.3	$174.4

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

Financial Asset Sales and Securitizations

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

In December 2003, the Corporation adopted Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities (revised December 2003). This interpretation addresses consolidation by business enterprises of variable interest entities. Under current practice, entities generally have been included in consolidated financial statements because they are controlled through voting interests. This interpretation explains how to identify variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Transferors to QSPEs and “grandfathered” QSPEs subject to the reporting requirements of SFAS 140 are outside the scope of FIN 46R and do not consolidate those entities. FIN 46R also requires certain disclosures by the primary beneficiary of a variable interest entity or an entity that holds a significant variable interest in a variable interest entity.

With respect to the Corporation’s securitization activities, the adoption of FIN 46R did not have an impact on its consolidated financial statements because its transfers are generally to QSPEs.

The Corporation sells financial assets in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions – credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Actual results can differ from expected results.

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

During 2003 and 2002, the Corporation recognized impairment losses of $4.1 million and $1.5 million, respectively, which is included in net investment securities gains (losses) in the Consolidated Statements of Income. The impairment was a result of the differences between actual prepayments and credit losses experienced compared to the expected prepayments and credit losses used in measuring the initial retained interests. The impairments on the retained interests, held in the form of interest-only strips, were deemed to be other than temporary.

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $1,050.4 million and $713.8 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the carrying amount of retained interests amounted to $42.0 million and $43.1 million, respectively.

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote QSPE whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Bank provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Bank acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as free-standing derivative financial instruments in the Corporation’s Consolidated Balance Sheet.

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

At December 31, 2003, highly rated investment securities in the amount of $204.9 million were outstanding in the QSPE to support the outstanding commercial paper.

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

The determination of current and deferred income taxes is based on complex analyses of many factors, including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. The Federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Corporation’s interpretation of Federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

During 2003, several income tax audits covering multiple tax jurisdictions were resolved which positively affected the banking segment by $28.6 million and Metavante by $10.7 million and resulted in a lower provision for income taxes in the Consolidated Statements of Income for the year ended December 31, 2003.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios — a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2003:

Hypothetical Change In Interest Rates	Impact to 2004 Pretax Income
100 basis point gradual rise in rates	(0.6)%
100 basis point gradual decline in rates	(1.8)%

These results are based solely on the modeled parallel changes in market rates, and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve and changes in spread between key market rates. These results also do not include any management action to mitigate potential income variances within the simulation process. Such action could potentially include, but would not be limited to, adjustments to the repricing characteristics of any on- or off-balance sheet item with regard to short-term rate projections and current market value assessments.

Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of December 31, 2003 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I’s Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.

At December 31, 2003 M&I Trust Services administered $66.9 billion in assets and directly managed $15.7 billion in assets. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Consolidated Balance Sheets

December 31 ($000’s except share data)

	2003	2002
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$810,088	$1,012,090
Federal Funds Sold and Security Resale Agreements	44,076	30,117
Money Market Funds	57,462	104,325

Total Cash and Cash Equivalents	911,626	1,146,532

Investment Securities:
Trading Securities, at Market Value	16,197	21,252
Interest Bearing Deposits at Other Banks	45,551	93,851
Available for Sale, at Market Value	4,786,446	4,266,372
Held to Maturity, Market Value $873,949 ($993,937 in 2002)	820,886	942,819

Total Investment Securities	5,669,080	5,324,294

Mortgage Loans Held for Sale	34,623	311,077

Loans and Leases:
Loans and Leases, Net of Unearned Income of $88,039 ($124,793 in 2002)	25,150,317	23,597,769
Less: Allowance for Loan and Lease Losses	349,561	338,409

Net Loans and Leases	24,800,756	23,259,360

Premises and Equipment	438,485	442,395
Goodwill and Other Intangibles	1,104,552	1,088,804
Accrued Interest and Other Assets	1,413,521	1,302,180

Total Assets	$34,372,643	$32,874,642

Liabilities and Shareholders’ Equity
Deposits:
Noninterest Bearing	$4,715,283	$4,461,880
Interest Bearing	17,554,822	15,931,826

Total Deposits	22,270,105	20,393,706

Short-term Borrowings	4,933,001	6,093,367
Accrued Expenses and Other Liabilities	1,106,221	1,067,120
Long-term Borrowings	2,734,623	2,283,781

Total Liabilities	31,043,950	29,837,974

Shareholders’ Equity:
Series A Convertible Preferred Stock, $1.00 par value, 2,000,000 Shares Authorized	—	—
Common Stock, $1.00 par value, 320,000,000 Shares Authorized; 240,832,522 Shares Issued	240,833	240,833
Additional Paid-in Capital	564,269	569,162
Retained Earnings	3,061,246	2,675,148
Accumulated Other Comprehensive Income, Net of Related Taxes	2,694	(44,427)
Less: Treasury Stock, at Cost, 17,606,489 Shares (14,599,565 in 2002)	513,562	381,878
Deferred Compensation	26,787	22,170

Total Shareholders’ Equity	3,328,693	3,036,668

Total Liabilities and Shareholders’ Equity	$34,372,643	$32,874,642

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

Years ended December 31 ($000’s except share data)

	2003	2002	2001
Interest Income
Loans and Leases	$1,304,060	$1,297,166	$1,358,802
Investment Securities:
Taxable	165,075	198,037	270,336
Exempt from Federal Income Taxes	57,968	60,637	62,273
Trading Securities	258	328	884
Short-term Investments	2,559	11,168	16,812

Total Interest Income	1,529,920	1,567,336	1,709,107

Interest Expense
Deposits	228,216	283,385	566,899
Short-term Borrowings	81,070	150,310	188,587
Long-term Borrowings	163,348	127,343	110,842

Total Interest Expense	472,634	561,038	866,328

Net Interest Income	1,057,286	1,006,298	842,779
Provision for Loan and Lease Losses	62,993	74,416	54,115

Net Interest Income After Provision for Loan and Lease Losses	994,293	931,882	788,664

Other Income
Data Processing Services	657,827	601,500	559,816
Item Processing	42,814	39,078	47,638
Trust Services	126,759	120,586	120,827
Service Charges on Deposits	102,528	100,796	85,980
Gains on Sale of Mortgage Loans	54,143	39,711	31,020
Other Mortgage Banking Revenue	16,109	15,502	15,168
Net Investment Securities Gains (Losses)	21,572	(6,271)	(6,759)
Life Insurance Revenue	30,507	29,783	27,053
Other	163,542	142,003	120,507

Total Other Income	1,215,801	1,082,688	1,001,250

Other Expense
Salaries and Employee Benefits	797,518	745,518	695,405
Net Occupancy	67,626	74,706	71,322
Equipment	111,354	116,806	118,199
Software Expenses	44,747	44,210	39,790
Processing Charges	48,295	39,316	40,058
Supplies and Printing	22,118	20,131	21,298
Professional Services	44,429	38,441	34,189
Shipping and Handling	51,765	45,669	44,792
Amortization of Intangibles	23,785	25,134	36,904
Other	240,070	146,047	186,912

Total Other Expense	1,451,707	1,295,978	1,288,869

Income Before Income Taxes and Cumulative Effect of Changes in Accounting Principles	758,387	718,592	501,045
Provision for Income Taxes	214,282	238,265	163,124

Income Before Cumulative Effect of Changes in Accounting Principles	544,105	480,327	337,921
Cumulative Effect of Changes in Accounting Principles, Net of Income Taxes	—	—	(436)

Net Income	$544,105	$480,327	$337,485

Net Income Per Common Share

Basic:
Income Before Cumulative Effect of Changes in Accounting Principles	$2.41	$2.24	$1.60
Cumulative Effect of Changes in Accounting Principles	—	—	—

Net Income	$2.41	$2.24	$1.60

Diluted:
Income Before Cumulative Effect of Changes in Accounting Principles	$2.38	$2.16	$1.55
Cumulative Effect of Changes in Accounting Principles	—	—	—

Net Income	$2.38	$2.16	$1.55

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years ended December 31 ($000’s)

	2003	2002	2001
Cash Flows From Operating Activities:
Net Income	$544,105	$480,327	$337,485
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	200,085	91,050	61,894
Provision for Loan and Lease Losses	62,993	74,416	54,115
Gains on Sales of Assets	(45,507)	(75,147)	(23,292)
Proceeds from Sales of Trading Securities and Loans Held for Sale	11,637,141	7,079,263	5,412,432
Purchases of Trading Securities and Loans Held for Sale	(11,240,640)	(6,822,322)	(5,549,128)
Other	(124,609)	110,225	(57,823)

Total Adjustments	489,463	457,485	(101,802)

Net Cash Provided by Operating Activities	1,033,568	937,812	235,683

Cash Flows From Investing Activities:
Proceeds from Sales of Securities Available for Sale	41,838	317,201	196,664
Proceeds from Maturities of Securities Available for Sale	2,840,754	2,181,391	1,818,294
Proceeds from Maturities of Securities Held to Maturity	122,856	144,296	79,040
Purchases of Securities Available for Sale	(3,449,841)	(2,936,885)	(282,481)
Purchases of Securities Held to Maturity	(1,000)	(631)	(55)
Net Increase in Loans	(1,857,480)	(2,760,170)	(695,130)
Purchases of Assets to be Leased	(560,439)	(182,874)	(576,150)
Principal Payments on Lease Receivables	766,708	456,124	761,164
Purchases of Premises and Equipment, Net	(62,125)	(52,611)	(44,620)
Acquisitions, Net of Cash and Cash Equivalents Acquired	(29,395)	(153,443)	(64,752)
Other	18,002	8,878	16,664

Net Cash (Used in) Provided by Investing Activities	(2,170,122)	(2,978,724)	1,208,638

Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	1,886,561	1,370,143	(3,798,822)
Proceeds from Issuance of Commercial Paper	7,790,467	7,050,671	3,472,573
Principal Payments on Commercial Paper	(7,737,360)	(7,069,509)	(3,499,459)
Net (Decrease) Increase in Other Short-term Borrowings	(842,636)	(765,214)	2,280,201
Proceeds from Issuance of Long-term Borrowings	1,278,629	1,888,623	1,487,373
Payment of Long-term Borrowings	(1,164,025)	(564,151)	(319,839)
Dividends Paid	(158,007)	(136,955)	(122,777)
Purchases of Common Stock	(201,044)	(165,116)	(267,438)
Proceeds from the Issuance of Common Stock	49,063	15,187	23,630
Other	—	—	(691)

Net Cash Provided by (Used in) Financing Activities	901,648	1,623,679	(745,249)

Net (Decrease) Increase in Cash and Cash Equivalents	(234,906)	(417,233)	699,072
Cash and Cash Equivalents, Beginning of Year	1,146,532	1,563,765	864,693

Cash and Cash Equivalents, End of Year	$911,626	$1,146,532	$1,563,765

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$500,698	$564,475	$972,354
Income Taxes	297,143	216,026	148,864

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income
Balance, December 31, 2000		$336	$112,757	$452,212	$2,117,759	$(458,472)	$(20,530)	$38,127
Comprehensive Income:
Net Income	$337,485	—	—	—	337,485	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $18,646	34,004	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $4,781	(8,878)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	25,126	—	—	—	—	—	—	25,126

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Transition Adjustment Net of Taxes of $5,483	(10,182)
Arising During the Period Net of Taxes of $10,940	(20,317)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $4,225	7,846	—	—	—	—	—	—	—

Net Gains (Losses)	(22,653)	—	—	—	—	—	—	(22,653)

Other Comprehensive Income	2,473	—	—	—	—	—	—	—

Comprehensive Income	$339,958	—	—	—	—	—	—	—

Issuance of 4,544,209 Common Shares in the 2001 Business Combination		—	4,545	263,110	—	—	—	—
Issuance of 1,335,284 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(27,683)	—	62,975	(2,206)	—
Acquisition of 4,777,262 Common Shares		—	—	(52)	—	(277,997)	160	—
Dividends Declared on Preferred Stock—$12.97 Per Share		—	—	—	(4,363)	—	—	—
Dividends Declared on Common Stock—$1.135 Per Share		—	—	—	(118,414)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	735	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	13,334	—	—	—	—
Other		—	—	(2,632)	(691)	—	—	—

Balance, December 31, 2001		$336	$117,302	$698,289	$2,331,776	$(673,494)	$(21,841)	$40,600

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income
Balance, December 31, 2001		$336	$117,302	$698,289	$2,331,776	$(673,494)	$(21,841)	$40,600
Comprehensive Income:
Net Income	$480,327	—	—	—	480,327	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $2,850	(5,265)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $233	(434)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(5,699)	—	—	—	—	—	—	(5,699)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $64,325	(119,462)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $21,611	40,134	—	—	—	—	—	—	—

Net Gains (Losses)	(79,328)	—	—	—	—	—	—	(79,328)

Other Comprehensive Income	(85,027)	—	—	—	—	—	—	—

Comprehensive Income	$395,300	—	—	—	—	—	—	—

Issuance of 11,365,723 Common and Treasury Common Shares in the 2002 Business Combinations		—	3,115	197,114	—	215,852	—	—
2 for 1 Stock Split Effective in the Form of a 100% Stock Dividend		—	120,416	(120,416)	—	—	—	—
Issuance of 7,688,456 Treasury Common Shares on Conversion of 336,370 Preferred Shares		(336)	—	(200,717)	—	201,053	—	—
Issuance of 1,334,056 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(10,523)	—	34,463	(1,331)	—
Acquisition of 5,167,660 Common Shares		—	—	(151)	—	(159,752)	479	—
Dividends Declared on Preferred Stock—$14.29 Per Share		—	—	—	(4,806)	—	—	—
Dividends Declared on Common Stock—$0.625 Per Share		—	—	—	(132,149)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	523	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	5,976	—	—	—	—
Other		—	—	(410)	—	—	—	—

Balance, December 31, 2002		$—	$240,833	$569,162	$2,675,148	$(381,878)	$(22,170)	$(44,427)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income
Balance, December 31, 2002		$—	$240,883	$569,162	$2,675,148	$(381,878)	$(22,170)	$(44,427)
Comprehensive Income:
Net Income	$544,105	—	—	—	544,105	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $6,489	(12,016)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $2,008	(3,729)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(15,745)	—	—	—	—	—	—	(15,745)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $3,635	(6,748)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $37,485	69,614	—	—	—	—	—	—	—

Net Gains (Losses)	62,866	—	—	—	—	—	—	62,866

Other Comprehensive Income	47,121	—	—	—	—	—	—	—

Comprehensive Income	$591,226	—	—	—	—	—	—	—

Issuance of 2,989,875 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(16,396)	—	79,908	(5,589)	—
Acquisition of 5,996,799 Common Shares		—	—	(112)	—	(211,592)	612	—
Dividends Declared on Common Stock—$0.700 Per Share		—	—	—	(158,007)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	360	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	11,905	—	—	—	—
Other		—	—	(290)	—	—	—	—

Balance, December 31, 2003		$—	$240,883	$564,269	$3,061,246	$(513,562)	$(26,787)	$2,694

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001 ($000’s except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a bank holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers are provided through its lead bank, M&I Marshall & Ilsley Bank, which is headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one state chartered bank headquartered in St. Louis, Missouri, and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota and St. Louis, Missouri metropolitan areas, Belleville, Illinois, Las Vegas, Nevada and Naples and Bonita Springs, Florida, as well as on the Internet. Financial and data processing services and software sales are provided through the Corporation’s subsidiary Metavante Corporation (“Metavante”) and its nonbank subsidiaries primarily to financial institutions throughout the United States. Other financial services provided by M&I include: personal property lease financing to consumer and commercial customers; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, North Carolina, Nevada and Illinois; and brokerage and insurance services.

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

Consolidation principles—The Consolidated Financial Statements include the accounts of the Corporation, its subsidiaries that are wholly or majority owned and/or over which it exercises substantive control and significant variable interest entities for which the Corporation has determined that, based on the variable interests it holds, it is the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities an interpretation of Accounting Research Board (“ARB”) No. 51 (revised December 2003). The primary beneficiary of a variable interest entity is the party that absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual or other pecuniary interests in an entity. Investments in unconsolidated affiliates, in which the Corporation has 20 percent or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting, unless the investment has been determined to be temporary. All significant intercompany balances and transactions are eliminated in consolidation.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization facilities. These facilities are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

Certain amounts in the 2002 and 2001 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

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

Trading Securities are carried at fair value, with adjustments to the carrying value reflected in the Consolidated Statements of Income. Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Corporation designates investment securities as held to maturity only when it has the positive intent and ability to hold them to maturity. All other securities are classified as Investment Securities Available for Sale and are carried at fair value with fair value adjustments net of the related income tax effects reported as a separate component of Shareholders’ equity in the Consolidated Balance Sheets.

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

Loan servicing—Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Fees related to the servicing of other loans are recorded as income when earned. The Corporation recognizes as separate assets rights to service loans when the loans are originated and sold with servicing retained, unless the contractual servicing fee is deemed to be adequate compensation. Since most residential loans have been sold with servicing released, loan servicing rights were not significant at December 31, 2003 or 2002.

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

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Financial asset sales—The Corporation sells financial assets, in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions – credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

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

Other real estate owned—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts. Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 2003 and 2002, total other real estate amounted to $13,235 and $8,692, respectively.

Data processing services—Data processing and related revenues are recognized as services are performed based on amounts billable under the contracts. Processing services performed that have not been billed to customers are accrued. Revenue includes shipping and handling costs associated with such income producing activities.

Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period. Service revenues from training and consulting are recognized when the services are performed. Conversion revenues associated with the conversion of customers’ processing systems to Metavante’s processing systems are deferred and amortized over the period of the related processing contract, generally five years. Deferred revenues, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets, amounted to $48,620 and $48,601 at December 31, 2003 and 2002, respectively.

Capitalized software and conversions—Direct costs associated with the production of computer software which will be licensed externally or used in a service bureau environment are capitalized and amortized on the straight-line method over the estimated economic life of the product, generally four years. Such capitalized costs are periodically evaluated for impairment and adjusted to net realizable value when impairment is indicated. Direct costs associated with customer system conversions to the data services operations are capitalized and amortized on the straight-line method over the terms of the related servicing contract. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product’s technological feasibility for software to be sold, are expensed as incurred.

Net unamortized costs, which are included in Accrued Interest and Other Assets in the Consolidated Balance Sheets, at December 31 were:

	2003	2002
Software	$133,602	$138,517
Conversions	30,678	35,901

Total	$164,280	$174,418

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Amortization expense was $60,840, $53,507 and $43,643, for 2003, 2002 and 2001, respectively. As a result of a shift in product strategy, Metavante determined that certain internally developed software will no longer be used and wrote-off $21,236 of such software in 2003. There were no significant write-downs or impairment charges in 2002. In 2001, as a result of Metavante’s 2001 acquisitions, $13,831 of existing software was replaced by the software obtained in the acquisitions and was written-off. See Note 4, Business Combinations for a description of Metavante’s acquisitions in 2001.

Goodwill and other intangibles—Goodwill arising from business combinations consummated prior to June 30, 2001 was amortized on the straight-line basis over periods ranging from 10 to 25 years and ceased to be amortized on January 1, 2002 upon the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Goodwill arising from business combinations consummated after June 30, 2001 was not amortized. See Note 2.

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

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2003, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

Derivative financial instruments—Derivative financial instruments, including certain derivative instruments embedded in other contracts, are carried in the Consolidated Balance Sheets as either an asset or liability measured at its fair value. The fair value of the Corporation’s derivative financial instruments is determined based on quoted market prices for comparable transactions, if available, or a valuation model that calculates the present value of expected future cash flows.

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

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

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

New accounting pronouncements—In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivatives instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The amendments to SFAS 133 fall principally into three categories: amendments related to SFAS 133 Implementation Issues that were previously cleared by the FASB during the Derivatives Implementation Group process, amendments clarifying the definition of a derivative and amendments relating to the definition of expected cash flows in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurement. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that related to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. In addition, those provisions of SFAS 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, are applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not materially impact the Corporation’s accounting for derivatives and hedging activities.

In May 2003, the FASB issued FASB Statement No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement prescribes how an issuer classifies and measures certain financial instruments. Financial instruments within the scope of SFAS 150 are required to be classified as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. Examples of financial instruments that are within the scope of SFAS 150 include: mandatorily redeemable equity shares, forward purchase contracts or written put options on the issuer’s equity shares that are to be physically settled or net cash settled and payables that can be settled with a variable number of the issuer’s equity shares. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. Financial instruments that are not within the scope of SFAS 150 include: convertible debt, puttable stock or other outstanding shares that are conditionally redeemable. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Corporation July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Corporation.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans or debt securities acquired individually, in a pool or group or in a purchase business combination. SOP 03-3 does not apply to loans originated by an entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over the estimated expected cash flows to be collected (nonaccretable difference) cannot be recognized as an adjustment of the yield, loss accrual or valuation allowance at the date of transfer. Subsequent increases in cash flows expected to be collected generally will be recognized prospectively through an adjustment to the yield over the remaining life. Subsequent decreases in cash flows expected to be collected will be recognized as impairment.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

SOP 03-3 prohibits investors from displaying accretable yield or nonaccretable difference in the balance sheet and also prohibits carrying over or creation of a valuation allowance in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, pool or group of loans and loans acquired in a business combination.

SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation anticipates that in order to adopt SOP 03-3 certain modifications to its loan systems may be required in order to accommodate the accounting and disclosures prescribed by SOP 03-3. In addition, the Corporation anticipates that earnings volatility could increase based on the periodic changes in accretable yield and non-accretable difference that can arise from revised cash flow projections.

2. Changes in Method of Accounting

On January 1, 2001, the Corporation adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of adopting SFAS 133 are as follows:

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

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Pro forma income before cumulative effect of changes in accounting principles and related earnings per share after giving effect to the nonamortization provision of SFAS 142 are as follows:

	Year Ended December 31,
	2003	2002	2001
Income before cumulative effect of changes in accounting principles	$544,105	$480,327	$337,921
Adjustments:
Goodwill amortization, net of taxes	—	—	15,355

Pro forma income before cumulative effect of changes in accounting principles	$544,105	$480,327	$353,276

Pro forma earnings per share:
Income before cumulative effect of changes in accounting principles:
Basic	$2.41	$2.24	$1.67
Diluted	2.38	2.16	1.62

On December 31, 2003, the Corporation adopted FIN 46 and FIN 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (revised December 2003). While the Corporation determined it had variable interests in variable interest entities, the Corporation concluded that it was not the primary beneficiary as those terms are defined in FIN 46 and FIN 46R and therefore, no new entities were required to be included in the consolidated financial statements of the Corporation as of December 31, 2003. However, the Corporation concluded that it should de-consolidate the special purpose entity, M&I Capital Trust A (the “Trust”), that was formed in 1996 to issue cumulative preferred capital securities and holds, as its sole asset, junior subordinated deferrable interest debentures (subordinated debt) issued by the Corporation. As a matter of policy, the Corporation has always elected to classify the guaranteed preferred beneficial interests in the Trust as long-term borrowings and the semi-annual distributions as interest expense for financial reporting purposes in prior periods when the accounts of the Trust were included in the Corporation’s consolidated financial statements. At December 31, 2003, the junior subordinated deferrable interest debentures (subordinated debt) issued by the Corporation are included in long-term borrowings (See Note 14) and are shown net of the portion attributable to the common interest in the Trust which is held by the Corporation. Therefore, there was no significant impact on the consolidated financial statements from de-consolidating the Trust.

For further discussion relating to the variable interests the Corporation holds in variable interest entities see Note 9.

3. Earnings Per Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per share computations. All share and related per share amounts reflect the two-for-one stock split in the form of a stock dividend which was effective June 17, 2002 (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2003
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$544,105
Convertible preferred dividends	—

Basic earnings per share:
Income available to common shareholders	544,105	226,139	$2.41

Effect of dilutive securities:
Convertible preferred stock	—	—
Stock option, restricted stock and performance plans	—	2,146

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$544,105	228,285	$2.38

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

	Year Ended December 31, 2002
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$480,327
Convertible preferred dividends	(4,806)

Basic earnings per share:
Income available to common shareholders	475,521	212,618	$2.24

Effect of dilutive securities:
Convertible preferred stock	4,806	7,415
Stock option, restricted stock and performance plans	—	2,015

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$480,327	222,048	$2.16

	Year Ended December 31, 2001
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$337,485
Convertible preferred dividends	(4,363)

Basic earnings per share:
Income available to common shareholders	333,122	208,412	$1.60

Effect of dilutive securities:
Convertible preferred stock	4,363	7,688
Stock option, restricted stock and performance plans	—	2,164

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$337,485	218,264	$1.55

Options to purchase shares of common stock not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, are as follows:

Years Ended December 31,	Price Range			Shares
2003	$31.045	—	$38.250	7,021
2002	29.700	—	33.938	6,411
2001	27.656	—	35.031	8,269

4. Business Combinations

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2003:

In November 2003, Metavante acquired the assets of Printing For Systems, Inc., a Connecticut corporation engaged in the business of printing and delivery of identification cards and other documents for the healthcare insurance industry, including non-financial data processing and direct mail services in connection with such services. Metavante believes this acquisition leverages its financial technology servicing expertise into the healthcare insurance industry and demonstrates its commitment to supporting the growth in the market for electronic funds transfer and card solutions. The total cost of this acquisition was $25.0 million which was paid in cash. For three years beginning in 2004, additional contingent payments may be made each year if certain annual revenue and profitability targets are achieved subject to certain other conditions. The maximum total contingent consideration over the three-year contingency period is $25.0 million. Approximately $3.8 million of the aggregate purchase price paid has been placed in escrow to absorb contingencies adverse to Metavante. The contingency period is eighteen months. Contingent payments, if made or returned from escrow, will be reflected as an adjustment to goodwill.

There was no in-process research and development acquired in this acquisition. The estimated identifiable intangible to be amortized (customer list) with an estimated life of 8.0 years amounted to $6.0 million. Initial

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $17.3 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

In May 2003, the Corporation’s Trust subsidiary entered into an agreement to purchase for cash certain segments of the employee benefit plan business of a national banking association located in Missouri. This acquisition enhances the Trust subsidiary’s presence in Missouri and complements the Missouri acquisition by the Banking segment in October 2002. The acquired segments will be transferred to the Corporation’s Trust subsidiary in accordance with an established conversion schedule that is expected to be completed in the first quarter of 2004. The total cost of this acquisition, subject to certain adjustments, was $4.0 million and is payable in installments. The first installment equal to one half of the total cost was paid December 31, 2003. The total purchase price is further subject to additional payments up to $7.0 million contingent upon certain revenue targets achieved one year from the completion date of the acquisition. Contingent payments, if made, will be reflected as adjustments to goodwill.

The estimated identifiable intangible to be amortized (customer list) with an estimated life of 7.5 years amounted to $4.7 million. No initial goodwill was recorded in this transaction, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed. The intangible resulting from this transaction is deductible for tax purposes.

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2002:

On October 1, 2002, the Corporation acquired 100 percent of the outstanding common shares of Mississippi Valley Bancshares, Inc. (“Mississippi Valley”). Mississippi Valley, a bank holding company headquartered in St. Louis, Missouri consisted of three bank subsidiaries with eight offices located in St. Louis, Missouri; Belleville, Illinois; and Phoenix, Arizona and had total consolidated assets of $2.1 billion and total consolidated shareholders’ equity of $178.9 million at September 30, 2002. The Corporation believes that the merger presents a unique opportunity to expand its operations into the St. Louis, Missouri area and to expand its current operations in the Phoenix, Arizona area. The aggregate purchase price was $486.0 million including $255.2 million of cash and 8.25 million shares of common stock valued at $230.8 million based on the average price over the contractual pricing period. Identifiable intangibles to be amortized (core deposit and tradename) with a weighted average life of 8.5 years amounted to $72.7 million. Goodwill amounted to $285.0 million and was assigned to the Corporation’s banking segment. The goodwill and intangibles are not deductible for tax purposes. In January 2003, the Arizona bank subsidiary was merged into M&I Marshall & Ilsley Bank, the Corporation’s lead bank and in November 2003, the Belleville bank subsidiary was merged into the St. Louis bank subsidiary.

On March 1, 2002 the Corporation acquired 100 percent of the outstanding common stock of Richfield State Agency, Inc. (“Richfield”) and Century Bancshares, Inc. (“Century”), both Minnesota bank holding companies. Richfield and Century provide retail and commercial loan and deposit services. In addition, Richfield provided fiduciary and agency trust services. Richfield and Century serve customers within the Minneapolis, Minnesota metropolitan area. The Corporation believes that these mergers present a unique opportunity to expand its current operations in the Minneapolis, Minnesota metropolitan area. Richfield and Century had combined total consolidated assets of approximately $1.1 billion and combined total consolidated shareholders’ equity of $84.8 million at the time the mergers were consummated. The aggregate purchase price was $216.5 million including $29.9 million of cash and 6.2 million shares (post-split) of common stock valued at $186.6 million based on the average price over their respective contractual pricing periods. Identifiable intangibles to be amortized (core deposit and trust customer) with a weighted average life of 6.1 years amounted to $24.1 million. Goodwill amounted to $132.6 million. Goodwill assigned to the Corporation’s banking segment amounted to $129.2 million and the remainder was assigned to the Corporation’s Trust reporting unit. The goodwill and intangibles resulting from each transaction are not deductible for tax purposes. In June 2002, the former bank subsidiaries of Richfield and Century were merged into M&I Marshall & Ilsley Bank, the Corporation’s lead bank.

In 2002, Metavante acquired the assets of the following three entities for a total cost of $20.6 million which was paid in cash subject to additional payments up to $10.0 million contingent upon certain revenue targets achieved two years from the date that acquisition was closed. Approximately $2.3 million of the aggregate purchase price paid has been placed in escrow to absorb contingencies adverse to Metavante. The contingency periods range from one to two years. Contingent payments, if made or returned from escrow, will be reflected as adjustments to goodwill.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

In July 2002, Metavante acquired substantially all the assets of Paytrust, Inc. a privately held online bill management company based in Lawrenceville, New Jersey. Through this acquisition, Metavante consolidated its consumer service provider operations onto one technology platform with the technology acquired in 2001 from Cyberbills, Inc. Integration costs, primarily related to operating duplicated platforms during transition, amounted to $5.7 million after-tax and were incurred over the nine-month period ending in the first quarter of 2003. Such after-tax costs amounted to $4.2 million in 2002 and $1.5 million in 2003.

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

There was no in-process research and development acquired in any of Metavante’s acquisitions in 2002. Identifiable intangibles to be amortized (customer lists and contracts) with a weighted average life of 9.8 years amounted to $6.7 million. Goodwill amounted to $14.4 million. The goodwill and intangibles resulting from each transaction are deductible for tax purposes.

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2001:

On August 1, 2001, the Corporation acquired 100 percent of the common stock of National City Bancorporation (“National City”), a Minneapolis, Minnesota-based bank holding company. National City had total consolidated assets of approximately $1.1 billion and total consolidated shareholders’ equity of $152.3 million at the time of the merger. The Corporation believes that this merger presented a unique opportunity to expand its current operations and establish an increased presence in the Minneapolis, Minnesota metropolitan area. Total consideration consisted of 9.1 million shares (post-split) of the Corporation’s common stock and cash for fractional shares which was exchanged for the outstanding common stock of National City in a tax-free reorganization using the purchase method of accounting. The aggregate purchase price was $267.7 million using a price that approximated the average price of the Corporation’s common shares over the 2-day period before and after the merger was completed. The core deposit intangible recorded in this transaction had a weighted average life of 6.3 years and amounted to $14.5 million. Goodwill amounted to $116.7 million. Approximately $115.4 million of the goodwill was assigned to the Banking segment and the remainder was assigned to the Corporation’s Trust reporting unit. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes. In November 2001, the former bank subsidiary of National City was merged into M&I Marshall & Ilsley Bank, the Corporation’s lead bank.

Also during the third quarter of 2001, the Corporation acquired for cash twelve branches located in Arizona which had total assets of $538 million, loans of approximately $345 million and deposits of approximately $455 million at the time of acquisition. These transactions were accounted for under the purchase method of accounting. The core deposit intangible recorded in this transaction amounted to $7.4 million. Total goodwill amounted to $53.1 million. The goodwill and intangibles resulting from this transaction were assigned to the Banking segment and are deductible for tax purposes.

In 2001, Metavante made the following four acquisitions for a total cost of $63.8 million which was paid in cash subject to additional payments up to $10.0 million contingent upon certain revenue targets achieved. Approximately $5.2 million of the aggregate purchase price paid has been placed in escrow to absorb contingencies adverse to Metavante. Contingent payments, if made or returned from escrow, will be reflected as adjustments to goodwill.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

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

The costs, recorded in the third quarter of 2001, associated with the consolidation of certain technology platforms and data centers amounted to $34.5 million and consisted of severance of $3.8 million, facility closure charges of $10.2 million and write-offs of exiting technology and software, which were replaced by the Brokat technology and software, of $20.5 million.

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

5. Cash and Due from Banks

At December 31, 2003 and 2002, $46,762 and $33,552, respectively of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

6. Securities

The book and market values of selected securities at December 31 were:

	2003		2002
	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$3,856,069	$3,886,278	$3,201,364	$3,266,144
States and political subdivisions	274,968	299,321	246,646	265,470
Mortgage backed securities	147,868	149,990	163,796	162,268
Other	443,186	450,857	565,969	572,490

Total	$4,722,091	$4,786,446	$4,177,775	$4,266,372

Investment Securities Held to Maturity:
U.S. Treasury and government agencies	$—	$—	$30	$30
States and political subdivisions	818,065	871,128	939,158	990,276
Other	2,821	2,821	3,631	3,631

Total	$820,886	$873,949	$942,819	$993,937

The unrealized gains and losses of selected securities at December 31 were:

	2003		2002
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$42,337	$12,128	$64,883	$103
States and political subdivisions	24,882	529	18,838	14
Mortgage backed securities	2,122	—	300	1,828
Other	7,764	93	6,568	47

Total	$77,105	$12,750	$90,589	$1,992

Investment Securities Held to Maturity:
U.S. Treasury and government agencies	$—	$—	$—	$—
States and political subdivisions	53,111	48	51,151	33
Other	—	—	—	—

Total	$53,111	$48	$51,151	$33

The book value and market value of selected securities by contractual maturity at December 31, 2003 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within one year	$435,789	$437,302	$81,804	$83,322
From one through five years	3,069,134	3,096,725	244,697	261,344
From five through ten years	825,511	840,309	195,144	210,505
After ten years	391,657	412,110	299,241	318,778

Total	$4,722,091	$4,786,446	$820,886	$873,949

The gross investment securities gains and losses amounted to $36,784 and $15,212 in 2003, $7,746 and $14,017 in 2002, and $30,117 and $36,876 in 2001, respectively. See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

The amount of income tax (expense) or benefit related to net securities transactions amounted to $(7,543), $2,195, and $3,201 in 2003, 2002, and 2001, respectively.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

At December 31, 2003, securities with a value of approximately $1,027,343 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

7. Loans and Leases

Loans and Leases at December 31 were:

	2003	2002
Commercial, financial and agricultural	$7,104,844	$6,867,091
Cash flow hedging instruments at fair value	5,830	4,423

Commercial, financial and agricultural	7,110,674	6,871,514
Real estate:
Construction	1,330,526	1,058,144
Residential mortgage	7,270,531	6,758,650
Commercial mortgage	7,149,149	6,586,332
Personal	1,747,738	1,852,202
Lease financing	576,322	782,004

Total loans and leases	$25,184,940	$23,908,846

Residential mortgage loans held for sale amounted to $34,623 and $311,077 at December 31, 2003 and 2002, respectively, and are included in residential mortgages in the table previously presented.

The Corporation’s lending activities are concentrated primarily in the Midwest. Approximately 9% of its portfolio consists of loans granted to customers located in Arizona, 11% of the loans are to customers in Minnesota and 5% to customers located in Missouri. The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2003, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans.

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

Based on its quarterly reviews and valuations, no additional residual impairment losses were incurred in the twelve months ended December 31, 2003 and 2002. Total automobile lease residual value losses recognized in 2001 amounted to $35,132. For the years ended December 31, 2003 and 2002, gains and losses, after the write-downs, resulting from the disposal of automobiles were not material.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

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

An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 2003 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

Loans to directors and executive officers:

Balance, beginning of year	$98,001
New loans	475,869
Repayments	(448,999)

Balance, end of year	$124,871

8. Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows:

	2003	2002	2001
Balance, beginning of year	$338,409	$268,198	$235,115
Allowance of loans and leases acquired	—	39,813	19,151
Provision charged to expense	62,993	74,416	54,115
Charge-offs	(69,663)	(55,289)	(48,609)
Recoveries	17,822	11,271	8,426

Balance, end of year	$349,561	$338,409	$268,198

The allowance for loan and lease losses acquired in branch and bank acquisitions is consistent with the estimate of probable losses as determined by the seller financial institution.

As of December 31, 2003 and 2002, nonaccrual loans and leases totaled $166,387 and $188,232, respectively.

At December 31, 2003 and 2002 the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows:

	2003		2002
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Total impaired loans and leases (Nonaccrual and renegotiated)	$166,665		$188,558
Loans and leases excluded from individual evaluation	(66,912)		(60,801)

Impaired loans evaluated	$99,753		$127,757

Valuation allowance required	$32,021	$12,197	$47,382	$18,663
No valuation allowance required	67,732	—	80,375	—

Impaired loans evaluated	$99,753	$12,197	$127,757	$18,663

The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct writedowns of $23,529 in 2003 and $31,916 in 2002 against the loan balances outstanding. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

The average recorded investment in total impaired loans and leases for the years ended December 31, 2003 and 2002 amounted to $201,280 and $178,172, respectively.

Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $7,841 in 2003, $9,726 in 2002, and $10,295 in 2001. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $12,378 in 2003, $14,366 in 2002, and $12,846 in 2001.

9. Variable Interest Entities and Financial Asset Sales

The Corporation sells indirect automobile loans to an unconsolidated multi-seller asset-backed commercial paper conduit or basic term vehicle, in securitization transactions in accordance with SFAS 140. Servicing responsibilities and subordinated interests are retained. The Corporation receives annual servicing fees based on the loan balances outstanding and rights to future cash flows arising after investors in the securitization trusts have received their contractual return and after certain administrative costs of operating the trusts. The investors and the securitization trusts have no recourse to the Corporation’s other assets for failure of debtors to pay when due. The Corporation’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

During 2003, 2002 and 2001, the Corporation recognized gains of $2,719, $7,243 and $7,944, respectively, on the securitization of automobile loans. Trading income associated with related interest swaps amounted to $921, $9,855 and $3,090 in 2003, 2002, and 2001, respectively.

During 2003 and 2002, the Corporation recognized impairment losses of $4,082 and $1,540, respectively, which are included in net investment securities gains (losses) in the Consolidated Statements of Income. The impairment was a result of the differences between actual prepayments and credit losses experienced compared to the expected prepayments and credit losses used in initially measuring retained interests. The impairment on the retained interests, held in the form of interest-only strips, was deemed to be other than temporary.

The values of retained interests are based on cash flow models which incorporate key assumptions. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year were as follows (rate per annum):

	2003	2002
Prepayment speed (CPR)	19 – 35%	18 – 42%
Weighted average life (in months)	15.9	16.3
Expected credit losses (based on original balance)	0.03 – 0.66%	0.15 – 0.50%
Residual cash flow discount rate	12.0	12.0
Variable returns to transferees	Forward one month LIBOR yield curve

For 2003, the prepayment speed and expected credit loss estimates are based on historical prepayment rates and credit losses on similar assets. The prepayment speed ramps from an initial 19% to 35% in month thirty-four. The expected loss is based in part on whether the loan is on a new or used vehicle. For loans on new vehicles, losses are expected beginning in month six and ramp up to 0.20% in month thirty-nine. For used vehicles, losses are expected beginning in month six and ramp up to 0.66% in month forty-five. The expected credit losses are based on the original loan balances.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Retained interests and other assets consisted of the following at December 31:

	2003	2002
Interest – only strips	$31,392	$35,539
Cash collateral account	10,382	7,395
Servicing advances	246	140

Total retained interests	$42,020	$43,074

Interest rate swap	$—	$552

At December 31, 2003 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

		Adverse Change in Assumptions
		10%	20%
Weighted average life (in months)	15.9
Prepayment speed	19–35%
Impact on fair value of adverse change		$1.5	$3.0
Expected credit losses (based on original balance)	0.03–0.66%
Impact on fair value of adverse change		0.6	1.1
Residual cash flows discount rate (annual)	12.0%
Impact on fair value of adverse change		0.4	0.7

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

Actual and projected net credit losses represented 0.50% of total automobile loans that have been securitized at December 31, 2003, based on balances at the time of the initial securitization.

The following table summarizes certain cash flows received from and paid to the securitization trusts for the years ended December 31:

	2003	2002
Proceeds from new securitizations	$784,465	$552,131
Servicing fees received	4,682	2,925
Net charge-offs	(2,074)	(1,185)
Cash collateral account transfers, net	(2,987)	(694)
Other cash flows received on retained interests, net	32,919	19,410

At December 31, 2003 securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

	Securitized	Portfolio	Total Managed
Loan balances	$1,050,397	$93,399	$1,143,796
Principal amounts of loans 60 days or more past due	816	349	1,165
Net credit losses	2,069	175	2,244

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote qualifying special purpose entity (“QSPE”) whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Bank provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Bank acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as trading in the Corporation’s Consolidated Balance Sheets.

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

Highly rated investment securities in the amount of $204.9 million and $182.0 million were outstanding at December 31, 2003 and 2002, respectively, in the QSPE to support the outstanding commercial paper.

The Corporation also holds other variable interests in variable interest entities.

The Corporation is committed to community reinvestment and is required under federal law to take affirmative steps to meet the credit needs of the local communities it serves. The Corporation regularly invests in or lends to entities that own residential facilities that provide housing for low-to-moderate income families (affordable housing projects) or own commercial properties that are involved in historical preservations (rehabilitation projects). These projects are generally located within the geographic markets served by the Corporation’s banking segment. The Corporation’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests. At December 31, 2003, investments in the form of subordinated debt represented an insignificant involvement in four unrelated entities.

Generally, the economic benefit from the equity investments consists of the income tax benefits obtained from the Corporation’s allocated operating losses from the partnership that are tax deductible, allocated income tax credits for projects that qualify under the Internal Revenue Code and in some cases, participation in the proceeds from the eventual disposition of the property. The Corporation uses the equity method of accounting to account for these investments. To the extent a project qualifies for income tax credits, the project must continue to qualify as an affordable housing project for fifteen years or a rehabilitation project for five years in order to avoid recapture of the income tax credit which generally defines the time the Corporation will be involved in a project.

The Corporation’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2003, the aggregate carrying value of the subordinated debt and equity investments was $11,478 and the amount of unfunded commitments outstanding was $4,558.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

10. Premises and Equipment

The composition of premises and equipment at December 31 was:

	2003	2002
Land	$68,517	$63,255
Buildings and leasehold improvements	458,637	450,026
Furniture and equipment	498,426	483,541

	1,025,580	996,822
Less accumulated depreciation	587,095	554,427

Total premises and equipment	$438,485	$442,395

Depreciation expense was $68,247 in 2003, $71,455 in 2002, and $68,440 in 2001.

The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $68,882 in 2003, $71,594 in 2002, and $64,889 in 2001, respectively.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2004 through 2008 are $32,749, $27,819, $19,493, $15,418, and $11,430, respectively.

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

SFAS 142 provides specific guidance for testing goodwill and intangible assets that are not amortized for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Intangible assets that are not amortized are also tested annually.

During the second quarter of 2002, the Corporation completed the first step of the transitional goodwill impairment test on its five identified reporting units based on amounts as of January 1, 2002. With the assistance of a nationally recognized independent appraisal firm, the Corporation concluded that there were no impairment losses for goodwill due to the initial application of SFAS 142. As permitted by SFAS 142, the Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2003 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2003 and 2002 are as follows:

	Banking	Metavante	Others	Total
Goodwill balance as of December 31, 2001	$395,313	$125,587	$2,600	$523,500
Goodwill acquired during the period	405,781	15,820	2,087	423,688
Purchase accounting adjustments	883	(4,735)	—	(3,852)

Goodwill balance as of December 31, 2002	801,977	136,672	4,687	943,336
Goodwill acquired during the period	—	17,254	—	17,254
Purchase accounting adjustments	7,795	1,403	—	9,198

Goodwill balance as of December 31, 2003	$809,772	$155,329	$4,687	$969,788

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period and the reduction of goodwill relating to the sale of bank branches. For the year ended December 31, 2003, the net contingent consideration with respect to Metavante’s acquisitions amounted to $2,379. For the year ended December 31, 2002 there were no significant contingent payments paid or received. For 2003, the reduction of goodwill relating to the sale of six branches was $556.

The Corporation’s other intangible assets consisted of the following at December 31, 2003:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (Yrs)
Other intangible assets:
Core deposit intangible	$159,474	$63,453	$96,021	6.4
Data processing contract rights/customer lists	37,247	10,254	26,993	10.2
Trust customers	5,475	288	5,187	7.8
Tradename	2,500	1,042	1,458	3.0

	$204,696	$75,037	$129,659	7.1

Mortgage loan servicing rights			$5,105	1.5

Amortization expense of other intangible assets amounted to $23,785, $25,134 and $17,154 in 2003, 2002 and 2001, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2004	$20,855
2005	17,402
2006	13,328
2007	11,591
2008	10,250

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced. The weighted average amortization period as shown in the above table for mortgage loan servicing rights represents the estimated expected weighted average remaining life of the servicing rights at December 31, 2003. The actual remaining life could be significantly different due to actual prepayment experience in future periods.

At December 31, 2003 and 2002, none of the Corporation’s other intangible assets were determined to have indefinite lives.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

12. Deposits

The composition of deposits at December 31 was:

	2003	2002
Noninterest bearing demand	$4,715,283	$4,461,880
Savings and NOW	9,301,744	9,225,899

CDs $100,000 and over	4,480,111	2,793,793
Cash flow hedge – Institutional CDs	13,071	18,330

CDs $100,000 and over	4,493,182	2,812,123

Other time deposits	2,646,639	2,979,502
Foreign deposits	1,113,257	914,302

Total deposits	$22,270,105	$20,393,706

At December 31, 2003 and 2002, brokered deposits amounted to $3,965.8 million and $2,258.9 million, respectively.

At December 31, 2003, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2004	$5,406,565
2005	1,752,405
2006	383,061
2007	286,034
2008 and thereafter	425,013

$8,253,078

13. Short-term Borrowings

Short-term borrowings at December 31 were:

	2003	2002
Funds purchased and security repurchase agreements	$741,646	$895,196
Cash flow hedge – Fed funds	23,426	51,387

Funds purchased and security repurchase agreements	765,072	946,583

U.S. Treasury demand notes	214,222	3,141
U.S. Treasury demand notes – special direct	2,236,828	3,137,183

Commercial paper	404,186	351,079
Cash flow hedge – Commercial paper	—	34,624

Commercial paper	404,186	385,703

Current maturities of long-term borrowings	1,310,971	1,612,343
Other	1,722	8,414

Total short-term borrowings	$4,933,001	$6,093,367

U.S. Treasury demand notes - special direct represent secured borrowings of the lead banking subsidiary with a maximum term of 21 days.

During 2003, the interest rate swap designated as a cash flow hedge against forecasted issuances of commercial paper was terminated.

Unused lines of credit, primarily to support commercial paper borrowings, were $75.0 million at December 31, 2003 and 2002.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

14. Long-term Borrowings

Long-term borrowings at December 31 were:

	2003	2002
Corporation:
Medium-term notes Series D, E and MiNotes	$418,025	$303,459
7.65% junior subordinated deferrable interest debentures	224,871	—
7.65% cumulative company-obligated mandatorily redeemable capital trust pass-through securities	—	199,225
6.375% subordinated notes due 2003	—	99,953

Guaranteed preferred beneficial interests in subordinated debentures	—	14,352
Cash flow hedge	—	1,374

Total guaranteed preferred beneficial interests in subordinated debentures	—	15,726

Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
Floating rate advances	610,000	610,000
Cash flow hedge	4,676	54,343

Floating rate advances	614,676	664,343
Fixed rate advances	611,441	403,666
Senior bank notes	285,523	298,248
Senior bank notes-EXLs	249,910	249,792
Senior bank notes – Puttable Reset Securities	1,001,603	1,001,693
Subordinated bank notes	621,622	643,128
Nonrecourse notes	11,276	10,697
9.75% obligation under capital lease due through 2006	1,662	2,182
Other	4,985	4,012

	4,045,594	3,896,124
Less current maturities	1,310,971	1,612,343

Total long-term borrowings	$2,734,623	$2,283,781

The 6.375% subordinated notes with interest payable semiannually matured on July 1, 2003.

At December 31, 2003, a medium-term Series D note outstanding amounted to $1,000 with a fixed interest rate of 7.20%. The Series D note matures in 2004. No additional borrowings may occur under the Series D notes. In May 2000, the Corporation filed a registration statement with the Securities and Exchange Commission to issue up to $500 million of medium-term Series E notes. These issues may have maturities ranging from 9 months to 30 years and may be at fixed or floating rates. At December 31, 2003, series E notes outstanding amounted to $278,925 with fixed rates of 4.50% to 7.19%. Series E notes outstanding mature at various times and amounts through 2023. In May 2002, the Corporation filed a prospectus supplement with the Securities and Exchange Commission to issue up to $500 million of medium-term MiNotes. The MiNotes, issued in minimum denominations of one-thousand dollars or integral multiples of one-thousand dollars, may have maturities ranging from 9 months to 30 years and may be at fixed or floating rates. At December 31, 2003, MiNotes outstanding amounted to $138,100 with fixed rates of 2.55% to 6.00%. MiNotes outstanding mature at various times through 2012. During 2003, the Corporation acquired through open market purchases $51.6 million of 5.75% Series E Notes which were due in 2006 and recognized a loss of $5.0 million.

In December 1996, the Corporation formed M&I Capital Trust A (the “Trust”), which issued $200 million in liquidation or principal amount of cumulative preferred capital securities. Holders of the capital securities are entitled to receive cumulative cash distributions at an annual rate of 7.65% payable semiannually.

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

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

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

At December 31, 2002, the accounts of the Trust were consolidated in the Corporation’s consolidated financial statements. The 7.65% cumulative company – obligated mandatorily redeemable capital trust pass-through securities represented the long-term borrowing obligations of the Trust. As a result of adopting FIN 46R, the Corporation de-consolidated the accounts of the Trust. The long-term obligation of the Corporation, which represents the sole asset of the Trust, is presented as 7.65% junior subordinated deferrable interest debentures and are shown net of the subordinated debt that is attributable to the common interest in the Trust which is held by the Corporation. The amount shown at December 31, 2003 includes the remaining cumulative fair value adjustment arising from the fair value hedge that was terminated in the first quarter of 2003 and will be amortized over the remaining expected life of the subordinated debt.

The payment of distributions, liquidation of the Trust and payment upon the redemption of the capital securities of the Trust are guaranteed by the Corporation.

The Guaranteed Preferred Beneficial Interests in subordinated debentures represent preferred securities that are considered long-term borrowings for financial reporting purposes. In conjunction with the acquisition of Mississippi Valley, the Corporation acquired all of the common interests in MVBI Capital Trust (“MVBI Capital”), a statutory business trust formed by Mississippi Valley in 1997. MVBI Capital had issued $14.95 million in liquidation or principal amount of preferred capital securities. The sole asset of MVBI Capital was subordinated debentures of the Corporation (as successor to Mississippi Valley) in the principal amount of $15.412 million which bear interest at a rate that floats with the three-month Treasury plus 2.25%. On July 31, 2003 the Corporation retired the subordinated debentures and MVBI Capital Trust redeemed its Floating Rate Trust Preferred Securities. MVBI Capital Trust was then liquidated.

The capital securities of the Trust qualify as “Tier 1” capital for regulatory capital purposes.

Fixed rate FHLB advances have interest rates which range from 1.90% to 8.47% and mature at various times in 2004 through 2017. A $55.0 million advance can be called at the FHLB’s option beginning January 19, 2004, and quarterly thereafter. During 2003, the Bank retired $33.2 million of fixed rate advances with interest rates ranging from 5.82% to 7.03% which were due at various times in 2007 and 2008, and recognized a loss of $5.2 million.

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

The senior bank notes have a fixed interest rate of 4.125% and pay interest semi-annually. During 2003, the Bank acquired through open market purchases $13.2 million of 4.125% senior bank notes which were due in 2007 and recognized a loss of $0.6 million.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

The senior bank notes – Extendible Liquidity Securities (“EXLs”) are indexed to one month LIBOR plus a stated spread and mature in 2003. However, EXL noteholders have the ability to extend the maturity date through 2006. The stated spread is initially 0.01%, 0.04% in year two, 0.07% in year three and 0.10% to maturity in 2006.

The senior bank notes – Puttable Reset Securities (“PRS”) have a maturity date of December 15, 2016. However in certain circumstances, the notes will be put back to the issuing bank at par prior to final maturity. The notes are also subject to the exercise of a call option by a certain broker-dealer. Beginning December 15, 2003 and each December 15 thereafter until and including December 15, 2015, the broker-dealer has the right to purchase all of the outstanding notes from the noteholders at a price equal to 100% of the principal amount of the notes and then remarket the notes. However, if the broker-dealer does not purchase the notes on the aforementioned date(s), each holder of outstanding notes will be deemed to have put all of the holder’s notes to the issuing bank at a price equal to 100% of the principal amount of the notes and the notes will be completely retired. The current interest rate is 5.252% and, to the extent the notes are purchased and remarketed, the interest rate will reset each date the notes are remarketed, subject to a floor of 5.17%. The call and put are considered clearly and closely related for purposes of recognition and measurement under SFAS 133. The fair value of the call option at December 31, 2003, was approximately $94 million as determined by the holder of the call option.

The subordinated bank notes have fixed rates that range from 5.25% to 7.88% and mature at various times in 2010, 2011 and 2012. Interest is paid semi-annually. During 2003, the Bank acquired through open market purchases $22.3 million of 6.375% subordinated bank notes which were due in 2011 and recognized a loss of $3.4 million. The subordinated bank notes qualify as “Tier 2” or supplementary capital for regulatory capital purposes.

The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 6.84% at December 31, 2003 and are due in installments over varying periods through 2009. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

Scheduled maturities of long-term borrowings are $457,865, $519,889, $502,901, and $135,881 for 2005 through 2008, respectively.

15. Shareholders’ Equity

The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A Convertible Preferred Stock (the “Series A”), with a $100 value per share for conversion and liquidation purposes. Series A is nonvoting preferred stock. The same cash dividends will be paid on Series A as would have been paid on the common stock exchanged for Series A.

The holder had the option to convert Series A into common stock at the same ratio that the common stock was exchanged for Series A. During 2002, the holder of Series A converted 336,370 shares of Series A into 7,688,456 shares of common stock which were issued out of the Corporation’s treasury common stock. This is a noncash transaction for purposes of the Consolidated Statements of Cash Flows. At December 31, 2003 and 2002 there were no shares of Series A outstanding.

The preferred stock is treated as a common stock equivalent in all applicable per share calculations.

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors and advisory board members of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2003 and 2002, 624,620 and 623,478 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ equity in the Consolidated Balance Sheets and amounted to $16,443 at December 31, 2003 and $16,301 at December 31, 2002.

During 2003, the Corporation amended its deferred compensation plan for its non-employee directors and selected key employees to permit participants to defer the gain from the exercise of nonqualified stock options. In addition, the gain upon vesting of restricted common stock to participating executive officers may be deferred.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Shares of M&I common stock which represent the aggregate value of the gains deferred are maintained in a grantor trust with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2003, 33,600 shares of M&I common stock were held in the grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ equity in the Consolidated Balance Sheets and amounted to $1,094 at December 31, 2003.

In conjunction with previous acquisitions, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of acquired companies. At December 31, 2003 and 2002, 114,383 and 139,442 common shares of M&I stock, respectively, were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $2,340 and $2,824 at December 31, 2003 and 2002, respectively, is included in Deferred Compensation as a reduction of Shareholders’ equity in the Consolidated Balance Sheets.

The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and conversions of convertible securities. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock, mature shares tendered for stock option exercises in lieu of cash and open market purchases in accordance with the Corporation’s approved share repurchase program. The Corporation is currently authorized to repurchase up to 12 million shares per year. Shares repurchased in accordance with the approved plan amounted to 6.0 million shares with an aggregate cost of $210.9 million in 2003 and 5.1 million shares with an aggregate cost of $159.3 million in 2002.

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as “Tier 1” capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% “Tier 1” capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements.

At December 31, 2003 and 2002, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation’s category.

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2003		As of December 31, 2002
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$2,537.8	8.87%	$2,343.8	8.75%
Tier 1 capital adequacy minimum requirement	1,144.0	4.00	1,071.6	4.00

Excess	$1,393.8	4.87%	$1,272.2	4.75%

Total capital	$3,510.9	12.28%	$3,321.9	12.40%
Total capital adequacy minimum requirement	2,288.1	8.00	2,143.3	8.00

Excess	$1,222.8	4.28%	$1,178.6	4.40%

Risk-adjusted assets	$28,601.2		$26,790.9

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

	Leverage Ratio
	As of December 31, 2003		As of December 31, 2002
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$2,537.8	7.80%	$2,343.8	7.58%
Minimum leverage adequacy requirement	976.6–1,627.6	3.00–5.00	927.7–1,546.2	3.00–5.00

Excess	$1,561.2–910.2	4.80–2.80%	$1,416.1 –797.6	4.58–2.58%

Adjusted average total assets	$32,552.9		$30,923.6

All of the Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2003 and 2002. The following table presents the risk-based capital ratios for the Corporation’s lead banking subsidiary:

Subsidiary	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2003	7.60%	11.37%	6.51%
December 31, 2002	7.86	11.93	6.63

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2003, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval, while maintaining well capitalized risk-based capital and leverage ratios, was approximately $172.7 million.

16. Income Taxes

Total income tax expense for the years ended December 31, 2003, 2002, and 2001was allocated as follows:

	2003	2002	2001
Income before income taxes and cumulative effect of changes in accounting principles	$214,282	$238,265	$163,124
Cumulative effect of changes in accounting principles	—	—	(235)
Shareholders’ Equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(11,905)	(5,976)	(13,334)
Unrealized gains (losses) on accumulated other comprehensive income	25,353	(45,797)	1,667

	$227,730	$186,492	$151,222

The current and deferred portions of the provision for income taxes were:

	2003	2002	2001
Current:
Federal	$238,825	$237,924	$161,622
State	21,280	12,765	14,140

Total current	260,105	250,689	175,762
Deferred:
Federal	(43,107)	(22,138)	(8,039)
State	(2,716)	9,714	(4,599)

Total deferred	(45,823)	(12,424)	(12,638)

Total provision for income taxes	$214,282	$238,265	$163,124

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

	2003	2002	2001
Tax computed at statutory rates	$265,435	$251,507	$175,366
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(20,485)	(20,651)	(19,855)
State income taxes, net of Federal tax benefit	14,193	14,706	6,202
Bank owned life insurance	(10,677)	(10,424)	(9,469)
Resolution of income tax audits	(39,312)	—	—
Other	5,128	3,127	10,880

Total provision for income taxes	$214,282	$238,265	$163,124

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2003	2002
Deferred tax assets:
Deferred compensation	$45,631	$34,038
Allowance for loan and lease losses	141,030	137,962
Accrued postretirement benefits	32,401	31,235
Conversion revenue deferred	9,360	11,281
Accumulated other comprehensive income	—	23,871
State NOLs	45,833	52,959
Other	88,762	96,770

Total deferred tax assets before valuation allowance	363,017	388,116
Valuation allowance	(43,871)	(48,716)

Net deferred tax assets	319,146	339,400
Deferred tax liabilities:
Lease revenue reporting	129,811	168,226
Deferred expense, net of unearned income	57,099	66,046
Premises and equipment, principally due to depreciation	5,532	10,263
Purchase accounting adjustments	34,390	48,139
Accumulated other comprehensive income	1,482	—
Other	61,420	42,569

Total deferred tax liabilities	289,734	335,243

Net deferred tax asset	$29,412	$4,157

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2017. At December 31, 2003, the Corporation believes it is more likely than not that these items will not be realized. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using these items.

17. Stock Option, Restricted Stock and Employee Stock Purchase Plans

The Corporation has Executive Stock Option and Restricted Stock Plans which provide for the grant of nonqualified and incentive stock options, stock appreciation rights and rights to purchase restricted shares to key employees and directors of the Corporation at prices ranging from zero to the market value of the shares at the date of grant.

The Corporation also has a qualified employee stock purchase plan which gives employees, who elect to participate in the plan, the right to acquire shares of the Corporation’s Common Stock at the purchase price which is 85 percent of the lesser of the fair market value of the Corporation’s Common Stock on the first or last day of the one-year offering period.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

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

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Shares under option at December 31, 2000	16,233,040	$5.78-35.03	$21.47
Options granted	3,941,100	24.73-31.95	31.39
Options lapsed or surrendered	(436,302)	6.69-33.50	27.12
Options exercised	(2,233,574)	5.78-30.75	11.74

Shares under option at December 31, 2001	17,504,264	$6.20-35.03	$24.81
Options granted	4,803,042	12.87-31.78	27.04
Options lapsed or surrendered	(375,658)	15.94-35.03	28.68
Options exercised	(985,247)	6.20-30.75	15.58

Shares under option at December 31, 2002	20,946,401	$7.69-33.94	$25.69
Options granted	3,794,250	25.93-38.25	34.48
Options lapsed or surrendered	(478,454)	9.63-34.79	29.42
Options exercised	(2,479,381)	7.69-34.79	19.75

Shares under option at December 31, 2003	21,782,816	$9.63-38.25	$27.81

The range of options outstanding at December 31, 2003 were:

	Number of Shares		Weighted-Average Exercise Price		Weighted- Average Remaining Contractual Life (In Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable
$9.00-20.49	2,100,369	2,100,369	$13.62	$13.62	2.5
20.50-23.99	2,822,643	2,822,643	21.99	21.99	6.8
24.00-28.49	2,210,684	2,049,325	25.91	25.85	5.5
28.50-28.99	4,888,386	3,090,949	28.54	28.54	7.4
29.00-31.49	2,914,630	2,657,539	30.62	30.67	6.4
31.50-32.99	3,190,854	2,357,909	31.95	31.95	8.0
Over $33.00	3,655,250	731,650	34.79	34.60	9.7

	21,782,816	15,810,384	$27.81	$26.19	7.0

Options exercisable at December 31, 2002 and 2001 were 14,933,431 and 11,964,332, respectively. The weighted average exercise price for options exercisable was $24.48 at December 31, 2002 and $23.14 at December 31, 2001.

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock based employee compensation plans.

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

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (“APBO 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

The largest differences between SFAS 123 and APBO 25 as it relates to the Corporation is the amount of compensation cost attributable to the Corporation’s fixed stock option plans and employee stock purchase plan (“ESPP”). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount (15%) and the plan meets the definition of a qualified plan of the Internal Revenue Code and meets the requirements of APBO 25. Under SFAS 123 the safe-harbor discount threshold is 5% for a plan to be non-compensatory. SFAS 123 compensation cost would equal the initial discount (15% of beginning of plan period price per share) plus the value of a one year call option on 85% of a share of stock for each share purchased.

As permitted by SFAS 123, the Corporation continues to measure compensation cost for such plans using the accounting method prescribed by APBO 25.

Had compensation cost for the Corporation’s ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net income:
As reported	$544,105	$480,327	$337,485
Pro forma	521,792	458,181	321,521

Basic earnings per share:
As reported	$2.41	$2.24	$1.60
Pro forma	2.31	2.13	1.52

Diluted earnings per share:
As reported	$2.38	$2.16	$1.55
Pro forma	2.29	2.07	1.47

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

The grant date fair values and assumptions used to determine such value are as follows:

	2003	2002	2001
Weighted-average grant date fair value	$10.00	$8.15	$10.09
Assumptions:
Risk-free interest rates	2.54–3.83%	3.11–5.16%	3.92–5.30%
Expected volatility	30.23–31.19%	30.95–31.25%	31.09–31.33%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	2.19%	2.10%	2.13%

The estimated compensation cost per share for the ESPP was $5.75 and $5.33 for 2003 and 2002, respectively. During 2003 and 2002, common shares purchased by employees under the ESPP amounted to 347,194 and 302,809, respectively.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Activity relating to the Corporation’s Restricted Stock Purchase Rights was:

	December 31
	2003	2002	2001
Restricted stock purchase rights outstanding — Beginning of Year	—	—	—
Restricted stock purchase rights granted	163,300	46,000	80,000
Restricted stock purchase rights exercised	(163,300)	(46,000)	(80,000)

Restricted stock purchase rights outstanding — End of Year	—	—	—

Weighted-average grant date market value	$34.28	$29.76	$27.97
Aggregate compensation expense	$1,111	$779	$934
Unamortized deferred compensation	$6,910	$3,045	$2,972

Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of Shareholders’ equity.

Shares reserved for the granting of options and stock purchase rights at December 31, 2003 were 11,583,424.

The Corporation also has a Long-Term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%–275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 133,500 in 2003, 117,000 in 2002, and 116,200 in 2001. The vesting period is three years from the date the performance units were awarded. At December 31, 2003, based on the performance criteria, approximately $6,781 would be due to the participants under the 2001 and 2002 awards. In addition, the amount payable to participants under the 2000 award, which was fully vested, was $8,495 at December 31, 2003.

18. Employee Retirement and Health Plans

The Corporation has a defined contribution program that consists of a retirement plan and employee stock ownership plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation’s option, an additional profit sharing amount may also be contributed to the retirement plan and may vary from year to year up to a maximum of 6% of eligible compensation. Under the employee stock ownership plan, employee contributions into the retirement plan of up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation’s return on equity as defined by the plan. Total expense relating to these plans was $52,946, $49,586, and $39,942 in 2003, 2002, and 2001, respectively.

The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $10,779 in 2003, $1,484 in 2002, and $2,394 in 2001.

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired or retained from mergers after September 1, 1997 will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. At December 31, 2003 the plan was not funded however, the Corporation anticipates that it will begin to fund its obligation to provide retiree health benefits.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

The changes during the year of the accumulated postretirement benefit obligation (“APBO”) for retiree health benefits are as follows:

	2003	2002
APBO, beginning of year	$81,442	$89,619
Service cost	2,140	1,182
Interest cost on APBO	5,340	5,491
Plan amendments	—	(32,346)
Actuarial losses	(2,216)	20,093
Change due to acquisitions/divestitures	—	242
Benefits paid	(3,369)	(2,839)

APBO, end of year	83,337	81,442
Unrecognized net loss	(35,406)	(39,174)
Unrecognized prior service cost	28,284	31,005

Accrued postretirement benefit cost	$76,215	$73,273

Weighted average discount rate used in determining APBO	6.50%	7.25%

The assumed health care cost trend for 2004 was 8.00% for pre-age 65 and 11.00% for post-age 65 retirees. The rate was assumed to decrease gradually to 5.50% for pre-age 65 and 6.50% for post-age 65 retirees in 2009 and remain at that level thereafter.

Net periodic postretirement benefit cost for the years ended December 31, 2003, 2002 and 2001 includes the following components:

	2003	2002	2001
Service cost	$2,140	$1,182	$2,843
Interest on APBO	5,340	5,491	4,726
Prior service amortization	(2,721)	(2,721)	(204)
Actuarial loss amortization	2,005	2,495	—
Other	660	—	356

	$7,424	$6,447	$7,721

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$890	$(765)
Effect on postretirement benefit obligation	9,136	(7,862)

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit program under Medicare (Medicare Part D) as well as a 28% federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

Current accounting rules require that presently enacted changes in relevant laws be considered in current period measurements of postretirement benefit costs and the APBO. However, certain accounting issues raised by the Act, in particular, how to account for the federal subsidy, are not explicitly addressed in the present accounting rules. In addition significant uncertainties may exist for plan sponsors such as the Corporation both as to the direct effects of the Act and its ancillary effects on plan participant’s behavior and health care costs.

In recognition that a plan sponsor and its advisors may not have (a) sufficiently reliable information available on which to measure the effects of the Act, (b) sufficient time before issuance of financial statements for fiscal years that include the Act’s enactment date to prepare actuarial valuations that reflect the effects of the Act, or

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

(c) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with generally accepted accounting principles, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP 106-1”). FSP 106-1 allows participants to elect to defer recognition of the effects of the Act.

The Corporation has elected to defer recognition of the effects of the Act in accordance with FSP 106-1. Accordingly, any measures of the APBO or net periodic postretirement benefit cost do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Corporation to change previously reported information.

19. Financial Instruments with Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2003	2002
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$9,200,839	$8,193,341
To individuals	2,584,560	2,242,675
Standby letters of credit, net of participations	N/A	992,881
Commercial letters of credit	63,368	46,441
Mortgage loans sold with recourse	464	690

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

Standby letters of credit are contingent commitments issued by the Corporation to support the financial obligations of a customer to a third party. Standby letters of credit are issued to support public and private financing, and other financial or performance obligations of customers. See Note 24 for the accounting of standby letters of credit in 2003.

Certain mortgage loans sold have limited recourse provisions.

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

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

terms of the contracts and the risk of trading in a volatile commodity. The Corporation actively monitors all transactions and positions against predetermined limits established on traders and types of currency to ensure reasonable risk taking.

Matching commitments to deliver foreign currencies with commitments to purchase foreign currencies minimizes the Corporation’s market risk from unfavorable movements in currency exchange rates.

At December 31, 2003 the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (U.S. dollars):

	Commitments To Deliver Foreign Exchange	Commitments To Purchase Foreign Exchange
Currency
Euros	$430,406	$432,050
English Pound Sterling	133,261	133,257
Japanese Yen	77,146	86,884
Canadian Dollars	77,682	77,450
Australian Dollars	56,034	55,923
Swiss Franc	54,304	54,320
Mexican Peso	12,737	12,719
Hong Kong Dollars	9,737	—
Swedish Kronor	5,844	5,768
Danish Kronor	2,049	2,051
New Zealand Dollars	1,713	1,703
All Other	131	130

Total	$861,044	$862,255

Average amount of contracts to deliver/purchase foreign exchange	$750,394	$750,785

21. Derivative Financial Instruments and Hedging Activities

Interest rate risk, the exposure of the Corporation’s net interest income and net fair value of its assets and liabilities to adverse movements in interest rates, is a significant market risk exposure that can have a material effect on the Corporation’s financial position, results of operations and cash flows. The Corporation has established policies that neither earnings nor fair value at risk should exceed established guidelines and assesses these risks by modeling the impact of changes in interest rates that may adversely impact expected future earnings and fair values.

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

Trading Instruments and Other Free Standing Derivatives

The Corporation enters into various derivative contracts primarily to focus on providing derivative products to customers which enables them to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. The Corporation uses interest rate futures to economically hedge the exposure to interest rate risk arising from the interest rate swap entered into in conjunction with its auto securitization activities.

Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other and act as economic hedges.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Trading and free standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

At December 31, 2003, free standing interest rate swaps consisted of $0.7 billion in notional amount of receive fixed/pay floating with an aggregate negative fair value of $2.7 million and $0.5 billion in notional amount of pay fixed/receive floating with an aggregate positive fair value of $5.6 million.

At December 31, 2003, interest rate caps purchased amounted to $5.0 million in notional with a positive fair value of $0.1 million and interest rate caps sold amounted to $5.0 million in notional with a negative fair value of $0.1 million.

At December 31, 2003, the notional value of free standing interest rate futures was $0.5 million with an immaterial fair value.

Fair Value Hedges

The Corporation has fixed rate callable and institutional CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates.

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

During 2001, the Corporation sold the floors. The adjustment to the carrying amount of the hedged investment securities is being accreted into earnings over the remaining life of the security using the interest method.

During the first quarter of 2003, the Corporation terminated the fair value hedge on certain long-term borrowings. The adjustment to the fair value of the hedged instrument of $35.2 million is being accreted as income into earnings over the expected remaining term of the borrowings using the effective interest method.

The following table presents additional information with respect to selected fair value hedges.

Fair Value Hedges December 31, 2003
Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	FairValue ($ in millions)	Weighted Average Remaining Term (Years)
Fixed Rate CDs	Receive Fixed Swap	$425.0	$(5.5)	5.8
Medium Term Notes	Receive Fixed Swap	367.6	8.8	9.4

The impact from fair value hedges to total net interest income for the year ended December 31, 2003 was a positive $30.6 million. The impact to net interest income due to ineffectiveness was immaterial.

Cash Flow Hedges

The Corporation has variable rate loans and variable rate short-term borrowings, which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At December 31, 2003, these instruments consisted of interest rate swaps. During 2001, the Corporation also employed an interest rate floor that expired at the end of the year.

The Corporation regularly originates and holds floating rate commercial loans that reprice monthly on the first business day to one-month LIBOR. As a result, the Corporation’s interest receipts are exposed to variability in cash flows due to changes in one-month LIBOR.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges are reported in accumulated other comprehensive income. These amounts are subsequently reclassified to interest income or interest expense as a yield adjustment in the same period in which the related interest on the variable rate loans and short-term borrowings affects earnings. Ineffectiveness arising from differences between the critical terms of the hedging instrument and hedged item is recorded in interest income or expense.

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges December 31, 2003
Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Variable Rate Loans	Receive Fixed Swap	$1,175.0	$5.8	5.8

Institutional CDs	Pay Fixed Swap	2,070.0	(13.1)	1.7

Fed Funds Purchased	Pay Fixed Swap	860.0	(23.4)	1.3

FHLB Advances	Pay Fixed Swap	610.0	(4.7)	3.9

During the third quarter of 2003, $610.0 million of FHLB floating rate advances were retired. In conjunction with the retirement of debt, $610.0 million in notional value of receive floating/pay fixed interest rate swaps designated as cash flow hedges against the retired floating rate advances were terminated. The loss in accumulated other comprehensive income aggregating $40.5 million ($26.3 million after tax) was charged to other expense.

During 2003, the Corporation redeemed all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust, and MVBI Capital Trust redeemed all of its currently outstanding Floating Rate Trust Preferred Securities at an aggregate liquidation amount of $14.95 million. In conjunction with the redemption the Corporation terminated the associated interest rate swap designated as a cash flow hedge. The loss in accumulated other comprehensive income aggregating $1.4 million ($0.9 million after tax), was charged to other expense.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

During the first quarter, the cash flow hedge on commercial paper was terminated. The $32.6 million in accumulated other comprehensive income at the time of termination is being amortized as expense into earnings in the remaining periods during which the hedged forecasted transaction affects earnings.

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

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2003 was a negative $65.2 million. The impact due to ineffectiveness was immaterial. The estimated reclassification from accumulated other comprehensive income in the next twelve months is $39.9 million.

Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2003 the estimated credit exposure arising from derivative financial instruments was approximately $33.7 million.

For the years ended December 31, 2002 and 2001, the effect on net interest income resulting from derivative financial instruments, was a negative $27.6 million and a positive $4.8 million including the amortization of terminated derivative financial instruments, respectively.

22. Fair Value of Financial Instruments

The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2003 and 2002 are presented in the following table. Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items. Derivative financial instruments designated as trading and other free standing derivatives are included in Trading securities.

Balance Sheet Financial Instruments ($ in millions)

	2003		2002
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and short-term investments	$957.2	$957.2	$1,240.4	$1,240.4
Trading securities	16.2	16.2	21.3	21.3
Investment securities available for sale	4,786.4	4,786.4	4,266.4	4,266.4
Investment securities held to maturity	820.9	873.9	942.8	993.9
Net loans and leases	24,835.4	25,289.5	23,570.4	24,543.1
Interest receivable	178.3	178.3	136.5	136.5

Financial Liabilities:
Deposits	22,270.1	22,361.9	20,393.7	20,564.1
Short-term borrowings	3,622.0	3,622.0	4,481.0	4,481.0
Long-term borrowings	4,045.6	4,368.6	3,896.1	4,313.8
Standby letters of credit	4.7	4.7	N/A	N/A
Interest payable	66.0	66.0	94.1	94.1

Where readily available, quoted market prices are utilized by the Corporation. If quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized upon immediate settlement of the instrument. The current reporting requirements exclude certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the entire Corporation.

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

Net loans and leases

Loans that reprice or mature within three months of December 31 are assigned fair values based on their book value. The remaining loan and lease balances are assigned fair values based on a discounted cash flow analysis. The discount rate is based on the treasury yield curve, with rate adjustments for credit quality, cost and profit factors. Net loans and leases include mortgage loans held for sale.

Deposits

The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to be equal to the carrying value. Time deposits with defined maturity dates are considered to have a fair value equal to the book value if the maturity date was within three months of December 31. The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities.

Borrowings

Short-term borrowings are carried at cost that approximates fair value. Long-term debt is generally valued using a discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements or, if not readily available, based on a build up approach similar to that used for loans and deposits. Long-term borrowings include their related current maturities.

Standby letters of credit

The book value and fair value of standby letters of credit is based on the unamortized premium (fees paid by customers).

Off-Balance Sheet Financial Instruments ($ in millions)

Fair values of loan commitments and letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31:

	2003	2002
Loan commitments	$9.3	$7.6
Letters of credit	8.8	6.9

See Note 19 for additional information on off-balance sheet financial instruments.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

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

The Corporation evaluates the profit or loss performance of its segments based on segment income. Segment income is after-tax income excluding certain charges which management considers unusual or infrequent. In prior years, segment income also excluded charges for services from the holding company. For the year ended December 31, 2003, management determined that it was more meaningful to include such charges in evaluating the performance of its segments. Segment information for the years ended December 2002 and 2001 has been restated to include such charges in order to conform to the current year’s presentation of segment information.

The accounting policies of the Corporation’s segments are the same as those described in Note 1. Intersegment revenues may be based on cost, current market prices or negotiated prices between the providers and receivers of services.

Based on the way the Corporation organizes its segments, the Corporation has determined that it has two reportable segments.

Banking

Banking represents the aggregation of two separately chartered banks headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one separately chartered bank headquartered in St. Louis, Missouri, an asset-based lending subsidiary headquartered in Minnesota and an operational support subsidiary. Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Products and services are provided through a variety of delivery channels including traditional branches, supermarket branches, telephone centers, ATMs and the Internet.

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

All Others

M&I’s primary other operating segments include Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provides investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Arizona, Minnesota, Florida, Nevada, North Carolina, Missouri and Illinois. Capital Markets Group provides venture capital and advisory services.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Total Revenues by type in All Others consist of the following ($ in millions):

	2003	2002	2001
Trust Services	$126.2	$120.3	$121.1
Residential Mortgage Banking	49.0	46.8	43.5
Capital Markets	20.4	(3.6)	13.1
Brokerage and Insurance	23.4	23.4	21.4
Commercial Leasing	15.1	13.8	13.2
Commercial Mortgage Banking	6.0	4.6	3.1
Others	3.5	4.1	5.7

Total	$243.6	$209.4	$221.1

The following represents the Corporation’s operating segments as of and for the years ended December 31, 2003, 2002 and 2001. Fees – Intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses – Intercompany represent fees charged by other segments for certain services received. Intrasegment revenues, expenses and assets have been eliminated.

	Year Ended December 31, 2003 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Reclass- ifications Elim- inations	Sub-total	Excluded Charges	Consolidated Income Before Accounting Change
Net interest income	$1,046.5	$(2.3)	$29.8	$(16.7)	$—	$1,057.3	$—	$1,057.3
Fees-other	371.1	657.9	182.1	4.4	0.3	1,215.8	—	1,215.8
Fees-intercompany	60.9	71.1	31.7	62.1	(225.8)	—	—	—

Total revenue	1,478.5	726.7	243.6	49.8	(225.5)	2,273.1	—	2,273.1
Expenses-other	634.4	609.1	117.9	88.0	(0.2)	1,449.2	2.5	1,451.7
Expenses- intercompany	147.2	41.0	42.9	(5.8)	(225.3)	—	—	—

Total expenses	781.6	650.1	160.8	82.2	(225.5)	1,449.2	2.5	1,451.7
Provision for loan and lease losses	51.9	—	11.1	—	—	63.0	—	63.0

Income before taxes	645.0	76.6	71.7	(32.4)	—	760.9	(2.5)	758.4
Income tax expense	179.5	21.0	28.1	(13.3)	—	215.3	(1.0)	214.3

Segment income	$465.5	$55.6	$43.6	$(19.1)	$—	$545.6	$(1.5)	$544.1

Identifiable assets	$33,221.9	$990.2	$609.6	$571.4	$(1,020.5)	$34,372.6	$—	$34,372.6

Depreciation and amortization	$100.8	$113.8	$(18.4)	$3.8	$—	$200.0	$0.1	$200.1

Purchase of premises and equipment, net	$35.9	$24.2	$2.6	$(0.6)	$—	$62.1	$—	$62.1

Return on Average Equity	15.92%	15.87%	18.21%					16.79%

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

	Year Ended December 31, 2002 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Reclass- ifications Elim- inations	Sub-total	Excluded Charges	Consolidated Income Before Accounting Change
Net interest income	$1,002.7	$(3.8)	$28.4	$(21.0)	$—	$1,006.3	$—	$1,006.3
Fees-other	322.8	601.5	154.2	4.2	—	1,082.7	—	1,082.7
Fees-intercompany	44.4	64.6	26.8	56.7	(192.5)	—	—	—

Total revenue	1,369.9	662.3	209.4	39.9	(192.5)	2,089.0	—	2,089.0
Expenses-other	539.3	554.9	120.2	75.8	(1.3)	1,288.9	7.1	1,296.0
Expenses- intercompany	126.2	28.3	40.7	(4.0)	(191.2)	—	—	—

Total expenses	665.5	583.2	160.9	71.8	(192.5)	1,288.9	7.1	1,296.0
Provision for loan and lease losses	71.9	—	2.5	—	—	74.4	—	74.4

Income before taxes	632.5	79.1	46.0	(31.9)	—	725.7	(7.1)	718.6
Income tax expense	201.0	31.1	18.4	(9.3)	—	241.2	(2.9)	238.3

Segment income	$431.5	$48.0	$27.6	$(22.6)	$—	$484.5	$(4.2)	$480.3

Identifiable assets	$31,753.3	$835.2	$718.0	$427.1	$(859.0)	$32,874.6	$—	$32,874.6

Depreciation and amortization	$18.6	$84.9	$(17.0)	$4.3	$—	$90.8	$0.3	$91.1

Purchase of premises and equipment, net	$29.4	$20.3	$1.6	$1.3	$—	$52.6	$—	$52.6

Return on Average Equity	16.90%	15.84%	12.32%					17.36%

	Year Ended December 31, 2001 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Reclass- ifications Elim- inations	Sub-total	Excluded Charges	Consolidated Income Before Accounting Change
Net interest income	$842.8	$(3.7)	$27.4	$(23.7)	$—	$842.8	$—	$842.8
Fees-other	286.3	557.6	171.7	2.7	(1.0)	1,017.3	(16.1)	1,001.2
Fees-intercompany	33.5	61.4	22.0	54.7	(171.6)	—	—	—

Total revenue	1,162.6	615.3	221.1	33.7	(172.6)	1,860.1	(16.1)	1,844.0
Expenses-other	468.4	512.6	111.7	86.4	(0.7)	1,178.4	110.5	1,288.9
Expenses- intercompany	120.0	20.6	36.4	(5.1)	(171.9)	—	—	—

Total expenses	588.4	533.2	148.1	81.3	(172.6)	1,178.4	110.5	1,288.9
Provision for loan and lease losses	51.9	—	2.2	—	—	54.1	—	54.1

Income before taxes	522.3	82.1	70.8	(47.6)	—	627.6	(126.6)	501.0
Income tax expense	162.8	33.9	26.7	(16.8)	—	206.6	(43.5)	163.1

Segment income	$359.5	$48.2	$44.1	$(30.8)	$—	$421.0	$(83.1)	$337.9

Identifiable assets	$26,255.4	$754.7	$832.1	$359.4	$(949.1)	$27,252.5	$—	$27,252.5

Depreciation and amortization	$(26.8)	$87.2	$(19.5)	$3.5	$—	$44.4	$17.5	$61.9

Purchase of premises and equipment, net	$21.1	$18.3	$1.5	$3.7	$—	$44.6	$—	$44.6

Return on Average Equity	16.54%	16.85%	17.40%					13.91%

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Excluded charges in 2003 and 2002 reflect transition charges related to acquisitions by Metavante.

Excluded charges in 2001 reflect charges related to changes and acquisitions by Metavante, auto lease residual write-downs and charges associated with completing the consolidation of M&I’s banking charters.

24. Guarantees

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Loan commitments and commercial letters of credit are excluded from the scope of this Interpretation.

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party and to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit. The gross amount of standby letters of credit issued at December 31, 2003 was $1.3 billion. Of the amount outstanding at December 31, 2003, standby letters of credit conveyed to others in the form of participations amounted to $76.4 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At December 31, 2003, the estimated fair value associated with letters of credit amounted to $4.7 million.

Metavante offers credit card processing to its customers. Under the rules of the credit card associations, Metavante has certain contingent liabilities for card transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such case, Metavante charges the transaction back (“chargeback”) to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If Metavante is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, Metavante will bear the loss for the amount of the refund paid to the cardholder. In most cases this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued by the merchant on returned items. However, where the product or service is not provided until some time following the purchase, the contingent liability may be more likely. This credit loss exposure is within the scope of the recognition and measurement provisions of FIN 45. The Corporation has concluded that the fair value of the contingent liability was immaterial due to the following factors: (1) merchants are evaluated for credit risk in a manner similar to that employed in making lending decisions; (2) if deemed appropriate, the Corporation obtains collateral which includes holding funds until the product or service is delivered or severs its relationship with a merchant; and (3) compensation, if any, received for providing the guarantee is minimal.

Metavante assesses the contingent liability and records credit losses for known losses and a provision for losses incurred but not reported which are based on historical chargeback loss experience. For the year ended December 31, 2003, such losses amounted to $33.

Metavante’s master license agreement includes an indemnification clause that indemnifies the licensee against claims, suits or other proceedings (including reasonable attorneys’ fees and payment of any final settlement or judgment) brought by third parties against the licensee alleging that a software product, by itself and not in combination with any other hardware, software or services, when used by licensee as authorized under the master license agreement, infringes a U.S. patent or U.S. copyright issued or registered as of the date the master license agreement is executed. Metavante’s obligation to indemnify a licensee is contingent on the licensee providing prompt written notice of the claim, full authority and control of the defense and settlement of the claim and reasonable assistance at Metavante’s request and expense, to defend or settle such claim.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

In the event a software product becomes, or in Metavante’s opinion is likely to become, the subject of an infringement claim, Metavante may, at its option and expense, either procure for the licensee the right to continue using the software product, modify the software product so that it becomes non-infringing, substitute the software product with other software of the same material capability and functionality or where none of these options are reasonably available, terminate the license granted and refund the unearned portion of the initial license fee.

Metavante’s obligation is subject to certain exceptions and Metavante will have no obligation to any infringement claim based upon any failure to use the software product in accordance with the license agreement or for purposes not intended by Metavante, Metavante’s modification of the software product in compliance with specifications or requirements provided by the licensee, use of any part of the software product in conjunction with third party software, hardware or data not authorized in the license agreement, modification, addition or change to any part of the software product by the licensee or its agents or any registered user, use of any release of the software product other than the most current release made available to the licensee and any claim of infringement arising more than five years after the delivery date of the applicable software product.

At December 31, 2003 and 2002 there were no liabilities reflected on the Consolidated Balance Sheets related to these indemnifications.

As of December 31, 2003, the Corporation has fully and unconditionally guaranteed $200 million of certain long-term borrowing obligations issued by its wholly-owned trust M&I Capital Trust A that was deconsolidated upon the adoption of the provisions of FIN 46R. See Note 2 and Note 14 for further discussion.

As part of securities custody activities and at the direction of trust clients, the Corporation’s trust subsidiary, Marshall & Ilsley Trust Company N.A. (“M&I Trust”) lends securities owned by trust clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions. In connection with these activities, M&I Trust has issued certain indemnifications against loss resulting from the default by a borrower under the master securities loan agreement, such as the failure of the borrower to return loaned securities when due or the borrower’s bankruptcy or receivership. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $5.0 billion at December 31, 2003 and $3.3 billion at December 31, 2002. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at December 31, 2003 and December 31, 2002, related to these indemnifications.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

25. Condensed Financial Information—Parent Corporation Only

Condensed Balance Sheets

December 31

	2003	2002
Assets
Cash and cash equivalents	$325,337	$230,042
Indebtedness of nonbank affiliates	365,870	386,778
Investments in affiliates:
Banks	2,820,712	2,723,852
Nonbanks	760,142	665,845
Premises and equipment, net	31,928	34,739
Other assets	210,264	167,986

Total assets	$4,514,253	$4,209,242

Liabilities and Shareholders’ Equity
Commercial paper issued	$305,743	$354,821
Other liabilities	236,921	199,390
Long-term borrowings:
7.65% Junior Subordinated Deferrable Interest Debentures due to M&I Capital Trust A	224,871	199,225
Floating Rate Subordinated Debentures due to MVBI Capital Trust	—	15,726
Other	418,025	403,412

Total long-term borrowings	642,896	618,363

Total liabilities	1,185,560	1,172,574
Shareholders’ equity	3,328,693	3,036,668

Total liabilities and shareholders’ equity	$4,514,253	$4,209,242

Scheduled maturities of long-term borrowings are $1,000 in 2004, $2,458 in 2005, $198,425 in 2006, $7,315 in 2007, and $2,245 in 2008. See Note 14 for a description of the junior subordinated debt due to M&I Capital Trust A and the subordinated debenture due to the MVBI Capital Trust.

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Condensed Statements of Income

Years Ended December 31

	2003	2002	2001
Income
Cash dividends:
Bank affiliates	$390,129	$573,322	$345,900
Nonbank affiliates	28,682	44,553	75,713
Interest from affiliates	13,406	16,918	19,978
Service fees and other	71,658	63,916	57,632

Total income	503,875	698,709	499,223
Expense
Interest	32,056	38,493	43,758
Salaries and employee benefits	50,684	39,234	46,018
Administrative and general	35,478	35,753	36,411
Single Charter	—	—	4,695

Total expense	118,218	113,480	130,882
Income before income taxes, cumulative effect of changes in accounting principles and equity in undistributed net income of affiliates	385,657	585,229	368,341
Provision for income taxes	(13,314)	(9,255)	(17,800)

Income before cumulative effect of changes in accounting principles and equity in undistributed net income of affiliates	398,971	594,484	386,141
Cumulative effect of changes in accounting principles, net of income taxes	—	—	—

Income before equity in undistributed net income of affiliates	398,971	594,484	386,141
Equity in undistributed net income of affiliates, net of dividends paid:
Banks	51,927	(153,140)	(16,724)
Nonbanks	93,207	38,983	(31,932)

Net income	$544,105	$480,327	$337,485

Notes to Consolidated Financial Statements — Continued

December 31, 2003, 2002, and 2001 ($000’s except share data)

Condensed Statements of Cash Flows

Years Ended December 31

	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$544,105	$480,327	$337,485
Noncash items included in income:
Equity in undistributed net income of affiliates	(145,134)	114,157	48,656
Depreciation and amortization	3,831	4,633	4,691
Other	21,244	43,765	20,399

Net cash provided by operating activities	424,046	642,882	411,231

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	(1,104,749)	(3,162,784)	(3,207,948)
Decreases in indebtedness of affiliates	1,125,657	3,172,852	3,114,987
Decreases (increases) in investments in affiliates	2,829	(44,662)	(24,600)
Net capital expenditures	(326)	(1,374)	(3,376)
Acquisitions accounted for as purchases, net of cash and cash equivalents acquired	—	(303,344)	35,018
Other	(20,426)	(10,030)	(9)

Net cash (used in) provided by investing activities	2,985	(349,342)	(85,928)

Cash Flows From Financing Activities:
Dividends paid	(158,007)	(136,955)	(122,777)
Proceeds from issuance of commercial paper	4,638,514	4,662,909	3,472,573
Principal payments on commercial paper	(4,652,968)	(4,657,700)	(3,499,459)
Proceeds from issuance of long-term borrowings	179,166	38,959	250,000
Payments on long-term borrowings	(186,460)	(79,453)	(67,950)
Purchases of common stock	(201,044)	(165,116)	(267,438)
Proceeds from issuance of common stock	49,063	15,187	23,630
Other	—	—	(691)

Net cash used in financing activities	(331,736)	(322,169)	(212,112)

Net (decrease) increase in cash and cash equivalents	95,295	(28,629)	113,191
Cash and cash equivalents, beginning of year	230,042	258,671	145,480

Cash and cash equivalents, end of year	$325,337	$230,042	$258,671

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2003 and 2002. Per share data for prior periods has been restated for the 2002 two-for-one stock split.

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2003
Total Interest Income	$379,612	$371,240	$387,479	$391,589
Net Interest Income	270,190	258,668	263,943	264,485
Provision for Loan and Lease Losses	9,807	7,852	19,642	25,692
Income before Income Taxes	195,547	165,839	203,367	193,634
Net Income	141,124	140,299	134,652	128,030
Net Income Per Share:*
Basic	$0.63	$0.62	$0.59	$0.57
Diluted	0.62	0.61	0.59	0.56
2002
Total Interest Income	$404,013	$392,773	$390,143	$380,407
Net Interest Income	263,222	252,801	249,998	240,277
Provision for Loan and Lease Losses	23,398	18,842	16,980	15,196
Income before Income Taxes	189,031	179,926	179,159	170,476
Net Income	125,035	119,236	120,427	115,629
Net Income Per Share:*
Basic	$0.56	$0.56	$0.56	$0.55
Diluted	0.55	0.54	0.54	0.53

	2003	2002	2001	2000	1999
Common Dividends Declared
First Quarter	$0.160	$0.145	$0.1325	$0.1200	$0.110
Second Quarter	0.180	0.160	0.1450	0.1325	0.120
Third Quarter	0.180	0.160	0.1450	0.1325	0.120
Fourth Quarter	0.180	0.160	0.1450	0.1325	0.120

	$0.700	$0.625	$0.5675	$0.5175	$0.470

*May not add due to rounding

Price Range of Stock

(Low and High Close-Restated for 2002 Two-for-One Stock Split)

	2003	2002	2001	2000	1999
First Quarter
Low	$25.07	$28.90	$24.02	$21.94	$27.69
High	29.15	31.68	27.60	30.22	29.63
Second Quarter
Low	25.79	29.52	24.46	20.76	27.38
High	31.75	31.96	27.18	27.66	35.97
Third Quarter
Low	30.13	25.69	25.50	21.78	27.94
High	32.74	30.97	29.78	25.81	34.88
Fourth Quarter
Low	32.53	23.25	26.33	19.31	28.91
High	38.40	29.20	32.06	25.75	34.66

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Marshall & Ilsley Corporation as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 17, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

January 14, 2004

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

/s/ Arthur Andersen LLP
Milwaukee, Wisconsin
January 17, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information regarding M&I’s change in accountants was previously reported on M&I’s Current Report on Form 8-K dated May 6, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

M&I maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by M&I in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. M&I carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer concluded that M&I’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in M&I’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during M&I’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, M&I’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, except for information as to executive officers and M&I’s Code of Business Conduct and Ethics which is set forth in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

		Consolidated Financial Statements:
		Balance Sheets – December 31, 2003 and 2002
		Statements of Income – years ended December 31, 2003, 2002 and 2001
		Statements of Cash Flows – years ended December 31, 2003, 2002 and 2001
		Statements of Shareholders’ Equity – years ended December 31, 2003, 2002 and 2001
		Notes to Consolidated Financial Statements
		Quarterly Financial Information (Unaudited)
		Independent Auditor’s Report
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

On October 13, 2003, M&I furnished Items 7 and 12 in a Current Report on Form 8-K relating to the release of results of operations for the quarterly period ended September 30, 2003. An Exhibit to the Form 8-K consisted of a Press Release dated October 13, 2003. No financial statements were required to be filed.

On October 21, 2003, M&I reported Item 7 in a Current Report on Form 8-K relating to its previously established MiNotes medium-term notes program. An Exhibit to the Form 8-K consisted of a Selling Agent Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated dated October 21, 2003. No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION

By:	/s/ Dennis J. Kuester
Dennis J. Kuester
Chief Executive Officer, President and a Director

Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Mark F. Furlong
Mark F. Furlong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	Date: March 9, 2004

/s/ Patricia R. Justiliano
Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)	Date: March 9, 2004

Directors:	Richard A. Abdoo, David L. Andreas, Andrew N. Baur, Jon F. Chait, Bruce E. Jacobs, Donald R. Johnson, Ted D. Kellner, Dennis J. Kuester, Katharine C. Lyall, John A. Mellowes, Edward L. Meyer, Jr., Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, Robert A. Schaefer, John S. Shiely, James A. Urdan, George E. Wardeberg and James B. Wigdale.

By:	/s/ Randall J. Erickson	Date: March 9, 2004
Randall J. Erickson As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 15(a)3)

ITEM

(3)	(a)	Restated Articles of Incorporation, as amended, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 1-15403

	(b)	By-laws, as amended, incorporated by reference to M&I’s Current Report on Form 8-K dated August 30, 2002, SEC File No. 1-15403

(4)		Instruments defining the rights of security holders, including indentures†

(10)	(a)	M&I Marshall & Ilsley Bank Supplementary Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, SEC File No. 1-15403*

	(b)	Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

	(c)	1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 1-15403*

	(d)	Marshall & Ilsley Corporation Supplemental Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 1-15403*

	(e)	Marshall & Ilsley Trust Company Supplemental Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, SEC File No. 1-15403*

	(f)	Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 1-15403*

	(g)	Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I’s Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 1-15403*

	(h)	Marshall & Ilsley Corporation Assumption Agreement dated May 31, 1994 assuming rights, obligations and interests of Valley Bancorporation under various stock option plans, incorporated by reference to M&I’s Registration Statement on Form S-8 (Reg. No. 33-53897)*

	(i)	Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 1997 Annual Meeting of Shareholders*

	(j)	Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

(k)	Security Capital Corporation 1993 Incentive Stock Option Plan, incorporated by reference to M&I’s Registration Statement on Form S-8 (Reg. No. 333-36909)*

(l)	Security Bank S.S.B. Deferred Compensation Plans for Key Executive Officers and Directors, incorporated by reference to Security Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 33-68982)*

(m)	Security Bank S.S.B. Supplemental Pension Plan, incorporated by reference to Security Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 33-68982)*

(n)	Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

(o)	Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 2000 Annual Meeting of Shareholders*

(p)	Form of Change of Control Agreements between M&I and Messrs. Wigdale, Kuester and Bolger, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(q)	Form of Change of Control Agreements between M&I and Ms. Justiliano and Messrs. O’Neill, Renard, Roberts, Root, Williams and Wilson, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(r)	Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(s)	Change of Control Agreement, dated April 16, 2001, between M&I and Mr. Furlong, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-15403*

(t)	Change of Control Agreement, dated January 10, 2001, between M&I and Mr. Hogan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-15403*

(u)	Change of Control Agreement, dated May 20, 2002, between M&I and Ms. Maas, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-15403*

(v)	Change of Control Agreement, dated May 31, 2002, between M&I and Mr. Erickson, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-15403*

(w)	Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to the Registration Statement on Form S-8 of Mississippi Valley Bancshares, Inc. (Reg. No. 333-47124)*

(x)	Letter Agreement, dated June 17, 2002, between M&I Marshall & Ilsley Bank and Andrew N. Baur and Noncompete Agreement, dated June 17, 2002, between M&I and Andrew N. Baur, incorporated by reference to M&I’s Registration Statement on Form S-4 (Reg. No. 333-92472)*

	(y)	Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 2003 Annual Meeting of Shareholders*

	(z)	Acquisition Agreement, dated December 30, 2002, by and among Eagle Capital, LLC, M&I and Mississippi Valley Capital Company (“MVCC”) and First Amendment to Acquisition Agreement, dated January 30, 2003, by and among Eagle Capital, LLC, M&I and MVCC, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, SEC File No. 1-15403

	(aa)	Change of Control Agreement, dated January 13, 2003, between M&I and Mr. Martire, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 1-15403*

	(bb)	Change of Control Agreement, dated June 30, 2003, between M&I and Mr. Krei, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, SEC File No. 1-15403*

	(cc)	Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(dd)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust II between M&I and Marshall & Ilsley Trust Company N.A., incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(ee)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust III between M&I and Marshall & Ilsley Trust Company N.A., incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(ff)	Change of Control Agreement, dated November 30, 2003, between M&I and Mr. Deneen*

	(gg)	Marshall & Ilsley Corporation 2003 Death Benefit Plan*

	(hh)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Kuester*

	(ii)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Wigdale*

	(jj)	Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan*

	(kk)	Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives*

	(ll)	Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan*

(11)	Computation of Net Income Per Common Share, incorporated by reference to Note 3 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data

(12)	Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Business Conduct and Ethics

(16)	Letter of Arthur Andersen LLP regarding change in certifying accountant, incorporated by reference to M&I’s Current Report on Form 8-K dated May 6, 2002, SEC File No. 1-15403

(21)	Subsidiaries

(23)	(a)	Consent of Deloitte & Touche LLP

	(b)	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933, as amended)

(24)	Powers of Attorney

(31)	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

	(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of M&I does not exceed 10% of the total assets of M&I and its subsidiaries on a consolidated basis. M&I agrees to furnish to the Commission upon request a copy of any such instrument.
*	Management contract or compensatory plan or arrangement.