Form 10-Q
period 2004-03-31
MARSHALL & ILSLEY CORP/WI/
filed 2004-05-10
CIK 62741

============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            April 30, 2004
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   222,139,949

============================================================================

                        PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                                 March 31,    December 31,     March 31,
                                                                   2004           2003           2003
                                                              -------------  -------------  -------------
Assets
------
Cash and cash equivalents:
   Cash and due from banks                                   $     690,920  $     810,088  $     957,805
   Federal funds sold and security resale agreements                22,867         44,076         11,045
   Money market funds                                               43,371         57,462        185,551
                                                              -------------  -------------  -------------
Total cash and cash equivalents                                    757,158        911,626      1,154,401

Investment securities:
   Trading securities, at market value                              46,554         16,197         22,245
   Short-term investments, at cost which
      approximates market value                                     69,364         45,551         77,945
   Available for sale at market value                            5,207,164      4,786,446      4,355,890
   Held to maturity at amortized cost, market value $864,765
      ($873,949 December 31, and $980,528 March 31, 2003)          802,452        820,886        921,662
                                                              -------------  -------------  -------------
Total investment securities                                      6,125,534      5,669,080      5,377,742

Mortgage loans held for sale                                       112,984         34,623        221,812

Loans and leases
   Loans and leases, net of unearned income                     25,942,941     25,150,317     23,977,886
   Less: Allowance for loan and lease losses                       353,687        349,561        338,253
                                                              -------------  -------------  -------------
Net loans and leases                                            25,589,254     24,800,756     23,639,633

Premises and equipment                                             434,376        438,485        438,820
Goodwill and other intangibles                                   1,104,195      1,104,552      1,093,868
Accrued interest and other assets                                1,352,934      1,413,521      1,322,396
                                                              -------------  -------------  -------------
Total Assets                                                 $  35,476,435  $  34,372,643  $  33,248,672
                                                              =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                       $   4,359,686  $   4,715,283  $   4,278,218
   Interest bearing                                             18,791,325     17,554,822     17,047,956
                                                              -------------  -------------  -------------
Total deposits                                                  23,151,011     22,270,105     21,326,174

Funds purchased and security repurchase agreements               2,791,246        765,072      3,730,611
Other short-term borrowings                                      1,827,355      4,167,929      1,780,463
Accrued expenses and other liabilities                           1,083,344      1,106,221      1,010,058
Long-term borrowings                                             3,221,121      2,734,623      2,272,324
                                                              -------------  -------------  -------------
Total liabilities                                               32,074,077     31,043,950     30,119,630

Shareholders' equity:
   Series A convertible preferred stock, $1.00 par value;
      2,000,000 shares authorized                                       --             --             --
   Common stock, $1.00 par value; 240,832,522 shares issued        240,833        240,833        240,833
   Additional paid-in capital                                      553,968        564,269        566,004
   Retained earnings                                             3,167,467      3,061,246      2,767,034
   Accumulated other comprehensive income,
      net of related taxes                                          38,230          2,694        (50,209)
   Less: Treasury common stock, at cost: 18,768,505 shares
         (17,606,489 December 31, and
             14,296,874 March 31,2003)                             569,056        513,562        373,959
          Deferred compensation                                     29,084         26,787         20,661
                                                              -------------  -------------  -------------
Total shareholders' equity                                       3,402,358      3,328,693      3,129,042
                                                              -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                   $  35,476,435  $  34,372,643  $  33,248,672
                                                              =============  =============  =============

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                               ($000's except share data)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2004           2003
                                                               -------------  -------------
Interest income
---------------
   Loans and leases                                           $     325,952  $     330,185
   Investment securities:
      Taxable                                                        48,317         45,819
      Exempt from federal income taxes                               14,171         14,787
   Trading securities                                                    89             64
   Short-term investments                                               544            734
                                                               -------------  -------------
Total interest income                                               389,073        391,589

Interest expense
----------------
   Deposits                                                          55,549         62,827
   Short-term borrowings                                             15,836         22,050
   Long-term borrowings                                              39,052         42,227
                                                               -------------  -------------
Total interest expense                                              110,437        127,104
                                                               -------------  -------------
Net interest income                                                 278,636        264,485
Provision for loan and lease losses                                   9,027         25,692
                                                               -------------  -------------
Net interest income after provision for loan and lease losses       269,609        238,793

Other income
------------
   Data processing services                                         186,124        157,088
   Item processing                                                   11,432         10,274
   Trust services                                                    36,250         30,040
   Service charges on deposits                                       25,523         26,238
   Gains on sale of mortgage loans                                    5,199         13,313
   Other mortgage banking revenue                                     1,765          4,215
   Net investment securities gains (losses)                            (529)         1,569
   Life insurance revenue                                             6,680          7,243
   Other                                                             40,985         40,452
                                                               -------------  -------------
Total other income                                                  313,429        290,432

Other expense
-------------
    Salaries and employee benefits                                  203,928        197,225
   Net occupancy                                                     19,195         18,635
   Equipment                                                         28,168         28,697
   Software expenses                                                 11,225         10,310
   Processing charges                                                13,049         12,018
   Supplies and printing                                              5,706          5,254
   Professional services                                              9,072         10,696
   Shipping and handling                                             16,424         13,953
   Amortization of intangibles                                        5,452          6,919
   Other                                                             50,109         31,884
                                                               -------------  -------------
Total other expense                                                 362,328        335,591
                                                               -------------  -------------
Income before income taxes                                          220,710        193,634
Provision for income taxes                                           74,601         65,604
                                                               -------------  -------------
Net income                                                    $     146,109  $     128,030
                                                               =============  =============
Net income per common share
   Basic                                                      $        0.66  $        0.57
   Diluted                                                             0.65           0.56

Dividends paid per common share                               $       0.180  $       0.160

Weighted average common shares outstanding:
   Basic                                                            222,301        226,225
   Diluted                                                          226,025        227,774

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                       ($000's)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2004           2003
                                                               -------------  -------------
Net Cash Provided by Operating Activities                     $     155,723  $     214,673

Cash Flows From Investing Activities:
   Proceeds from sales of securities available for sale               4,412          7,049
   Proceeds from maturities of securities available for sale        253,449        713,537
   Proceeds from maturities of securities held to maturity           18,494         21,111
   Purchases of securities available for sale                      (660,834)      (832,039)
   Net increase in loans                                           (850,516)      (469,376)
   Purchases of assets to be leased                                 (52,302)      (162,816)
   Principal payments on lease receivables                           76,067        210,290
   Fixed asset purchases, net                                       (12,613)       (13,915)
   Purchase acquisitions, net of cash equivalents acquired           (6,803)        (3,541)
   Other                                                              3,906          4,854
                                                               -------------  -------------
Net cash used in investing activities                            (1,226,740)      (524,846)

Cash Flows From Financing Activities:
   Net increase in deposits                                         871,889        929,955
   Proceeds from issuance of commercial paper                     1,412,913      1,735,063
   Payments for maturity of commercial paper                     (1,393,722)    (1,763,649)
   Net decrease in other short-term borrowings                     (325,207)      (320,939)
   Proceeds from issuance of long-term debt                         575,596            392
   Payments of long-term debt                                      (109,247)      (231,673)
   Dividends paid                                                   (39,888)       (36,145)
   Purchases of treasury stock                                      (98,381)            --
   Other                                                             22,596          5,038
                                                               -------------  -------------
Net cash provided by financing activities                           916,549        318,042
                                                               -------------  -------------
Net (decrease) increase in cash and cash equivalents               (154,468)         7,869

Cash and cash equivalents, beginning of year                        911,626      1,146,532
                                                               -------------  -------------
Cash and cash equivalents, end of period                      $     757,158  $   1,154,401
                                                               =============  =============
Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                $     112,835  $     148,833
      Income taxes                                                    6,366         18,886

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2004 & 2003 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2003 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2003 consolidated financial statements and analyses have been reclassified to conform with the 2004 presentation.

  2.    New Accounting Pronouncements

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit program under Medicare (Medicare Part D) as well as a 28% federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

        At December 31, 2003, the Corporation had elected to defer recognition of the effect of the Act in accordance with Financial Accounting Standards Board Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, until such time as specific authoritative guidance on the accounting for the federal subsidy was issued.

        In March 2004, the Financial Accounting Standards Board issued proposed FSP 106-b, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-b addresses the employers' accounting for the effects of the Act. The accounting for the subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan. The proposed rule would be effective for fiscal quarters beginning after June 15, 2004 with retroactive application of the guidance generally required.

        As of and for the three months ended March 31, 2004, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act. The Corporation is still in the process of determining the financial statement impact of the Act.

        During March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides guidance to the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments and is generally focused on commitments to originate mortgage loans that will be sold after they are funded. SAB 105 generally prohibits an entity from considering expected future cash flows related to the associated servicing of the loan or other internally-developed intangible assets in determining the fair value of the loan commitment. In addition, SAB 105 will require expanded disclosures on an entity's accounting policy related to loan commitments accounted for as derivatives including methods and assumptions used to estimate fair value and any associated hedging strategies.

        SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Loan commitments accounted for as derivatives are not material to the Corporation and it does not employ any formal hedging strategies. As a result, the Corporation does not anticipate that implementing SAB 105 will have a material effect on its consolidated financial statements.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

  3.    Comprehensive Income

        The following tables present the Corporation's comprehensive income ($000's):

                                                                    Three Months Ended March 31, 2004
                                                               -----------------------------------------
                                                                 Before-Tax  Tax (Expense)   Net-of-Tax
                                                                   Amount       Benefit        Amount
                                                               ------------- ------------- -------------
    Net income                                                                            $     146,109

    Other comprehensive income:

       Unrealized gains (losses) on securities:
          Arising during the period                           $      42,444 $     (14,897)       27,547
          Reclassification for securities
             transactions included in net income                         --            --            --
                                                               ------------- ------------- -------------
                Unrealized gains (losses)                            42,444       (14,897)       27,547

       Net gains (losses) on derivatives
          hedging variability of cash flows:
          Arising during the period                                   3,297        (1,154)        2,143
          Reclassification adjustments for
             hedging activities included in net income                8,994        (3,148)        5,846
                                                               ------------- ------------- -------------
                Net gains (losses)                            $      12,291 $      (4,302)        7,989
                                                               ------------- ------------- -------------
    Other comprehensive income (loss)                                                            35,536
                                                                                           -------------
    Total comprehensive income                                                            $     181,645
                                                                                           =============

                                                                    Three Months Ended March 31, 2003
                                                               -----------------------------------------
                                                                 Before-Tax  Tax (Expense)   Net-of-Tax
                                                                   Amount       Benefit        Amount
                                                               ------------- ------------- -------------
    Net income                                                                            $     128,030

    Other comprehensive income:

       Unrealized gains (losses) on securities:
          Arising during the period                           $     (11,807)$       4,135        (7,672)
          Reclassification for securities
             transactions included in net income                     (1,675)          586        (1,089)
                                                               ------------- ------------- -------------
                Unrealized gains (losses)                           (13,482)        4,721        (8,761)

       Net gains (losses) on derivatives
          hedging variability of cash flows:
          Arising during the period                                 (10,484)        3,669        (6,815)
          Reclassification adjustments for
             hedging activities included in net income               15,067        (5,273)        9,794
                                                               ------------- ------------- -------------
                Net gains (losses)                            $       4,583 $      (1,604)        2,979
                                                               ------------- ------------- -------------
    Other comprehensive income (loss)                                                            (5,782)
                                                                                           -------------
    Total comprehensive income                                                            $     122,248
                                                                                           =============

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

   4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                                  Three Months Ended March 31, 2004
                                                            --------------------------------------------
                                                                Income      Average Shares    Per Share
                                                              (Numerator)   (Denominator)      Amount
                                                            --------------  -------------  -------------
    Basic Earnings Per Share
       Income Available to Common Shareholders             $      146,109        222,301  $        0.66
                                                                                           =============
    Effect of Dilutive Securities
       Stock Options, Restricted Stock
            and Other Plans                                            --          3,724
                                                            --------------  -------------
    Diluted Earnings Per Share

       Income Available to Common Shareholders             $      146,109        226,025  $        0.65
                                                                                           =============

                                                                  Three Months Ended March 31, 2003
                                                            --------------------------------------------
                                                                Income      Average Shares    Per Share
                                                              (Numerator)   (Denominator)      Amount
                                                            --------------  -------------  -------------
    Basic Earnings Per Share
       Income Available to Common Shareholders             $      128,030        226,225  $        0.57
                                                                                           =============
    Effect of Dilutive Securities
       Stock Options, Restricted Stock
            and Other Plans                                            --          1,549
                                                            --------------  -------------
    Diluted Earnings Per Share
       Income Available to Common Shareholders             $      128,030        227,774  $        0.56
                                                                                           =============

        Options to purchase shares of common stock not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares are as follows:

                                  Three Months Ended March 31,
                           -----------------------------------------
                                   2004                  2003
                           -------------------   -------------------
           Shares                 9,000               11,903,905

           Price Range      $39.340 - $40.150     $26.875 - $33.938

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

        Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APBO 25)," Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

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

        Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following estimated pro forma amounts:

                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                      2004          2003
                                                  -----------   -----------
        Net Income, as reported                  $   146,109   $   128,030
        Add:  Stock-based employee compensation
              expense included in reported
              net income, net of tax                   1,422         1,018

        Less: Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of tax                  (6,224)       (5,530)
                                                  -----------   -----------
        Pro forma net income                     $   141,307   $   123,518
                                                  ===========   ===========
        Basic earnings per share:
            As reported                          $      0.66   $      0.57
            Pro forma                                   0.64          0.55

        Diluted earnings per share:
            As reported                          $      0.65   $      0.56
            Pro forma                                   0.62          0.54

  5.    Business Combinations

        The following acquisition, which was not considered a material business combination, was completed during the first quarter of 2004:

                On January 1, 2004, the Banking segment completed the purchase of certain assets and the assumption of certain liabilities of AmerUs Home Lending, Inc. ("AmerUs"), an Iowa-based corporation engaged in the business of brokering and servicing mortgage and home equity loans for $15.0 million in cash. Although not material to the Corporation, this acquisition enhances the Corporation's wholesale lending activities by expanding its broker network and acquiring technology that enhances the efficiency of the wholesale lending process. AmerUs's total revenue in 2003 amounted to $14.0 million. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $5.0 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 3 years amounted to $0.3 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

        Recently Announced Acquisitions
        _______________________________

                In April and May 2004, the Corporation's data processing segment, Metavante, announced the signing of two separate definitive agreements to acquire for cash certain assets of the privately held Kirchman Corporation ("Kirchman"), of Orlando, Florida, and all of the outstanding common stock of the privately held Advanced Financial Solutions, Inc. and its affiliated companies (collectively "AFS"), of Oklahoma City, Oklahoma. Kirchman is a provider of automation software and compliance services to the banking industry. It is expected that this acquisition will allow Metavante to provide financial institution customers with core-processing software that they can run in-house, a product that Metavante presently does not offer. AFS is a provider of image-based payment, transaction and document software technologies. AFS also operates an electronic check-clearing network through one of its affiliates. It is expected that this acquisition will allow Metavante to expand its current product offerings in payment and transaction processing and image related services, provide the technology and expertise to help banks facilitate the necessary change to comply with the Check Clearing for the 21st Century Act (known as Check 21 and capture another leg in the payments segment-electronic check image exchange. The combined revenue of Kirchman and AFS amounted to approximately $136.0 million in their most recently completed fiscal years. The transactions are expected to be neutral to the Corporation's diluted earning per share in 2004.

                Total cash consideration for these two acquisitions is approximately $305.0 million, subject to certain adjustments. With respect to the AFS transaction, additional contingent consideration may be paid based on the attainment of certain performance objectives each year, beginning on the date of closing and ending December 31, 2004, and each year thereafter through 2007. The preliminary estimate of the intangible assets, including goodwill, that will be initially recognized upon completion of both transactions is approximately $290.0 million. Contingent payments, if made, would be reflected as adjustments to goodwill. Both transactions are expected to close in the second quarter of 2004, subject to regulatory approval.

  6. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                                    March 31,    December 31,     March 31,
                                                                      2004           2003           2003
                                                                 -------------  -------------  -------------
         Investment securities available for sale:
            U.S. treasury and government agencies               $   4,204,236  $   3,886,278  $   3,384,400
            State and political subdivisions                          357,737        299,321        267,376
            Mortgage backed securities                                142,583        149,990        179,992
            Other                                                     502,608        450,857        524,122
                                                                 -------------  -------------  -------------
         Total                                                  $   5,207,164  $   4,786,446  $   4,355,890
                                                                 =============  =============  =============
         Investment securities held to maturity:
            U.S. treasury and government agencies               $          --  $          --  $          30
            State and political subdivisions                          799,632        818,065        918,604
            Other                                                       2,820          2,821          3,028
                                                                 -------------  -------------  -------------
         Total                                                  $     802,452  $     820,886  $     921,662
                                                                 =============  =============  =============

        The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2004 ($000's):

                                       Less than 12 Months      12 Months or More              Total
                                     ----------------------  ----------------------  ----------------------
                                         Fair    Unrealized      Fair    Unrealized      Fair    Unrealized
                                        Value      Losses       Value      Losses       Value      Losses
                                     ----------  ----------  ----------  ----------  ----------  ----------
        U.S. treasury and
           government agencies      $  314,633  $    1,378  $       --  $       --  $  314,633  $    1,378
        State and political
           subdivisions                 21,954         395          --          --      21,954         395
        Other                               --          --       6,352          31       6,352          31
                                     ----------  ----------  ----------  ----------  ----------  ----------
        Total                       $  336,587  $    1,773  $    6,352  $       31  $  342,939  $    1,804
                                     ==========  ==========  ==========  ==========  ==========  ==========

        The Corporation believes that the unrealized losses in the investment securities portfolio resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

  7. The Corporation's loan and lease portfolio, including mortgage loans held for sale, consists of the following ($000's):

                                                                    March 31,    December 31,     March 31,
                                                                      2004           2003           2003
                                                                 -------------  -------------  -------------
         Commercial, financial and agricultural                 $   7,288,396  $   7,104,844  $   7,009,023
         Cash flow hedging instruments at fair value                   36,058          5,830          2,644
                                                                 -------------  -------------  -------------
         Total commercial, financial and agricultural               7,324,454      7,110,674      7,011,667
         Real estate:
            Construction                                            1,343,985      1,330,526      1,150,770
            Residential mortgage                                    7,696,362      7,270,531      6,745,651
            Commercial mortgage                                     7,362,506      7,149,149      6,754,730
                                                                 -------------  -------------  -------------
         Total real estate                                         16,402,853     15,750,206     14,651,151
         Personal                                                   1,761,886      1,747,738      1,804,091
         Lease financing                                              566,732        576,322        732,789
                                                                 -------------  -------------  -------------
                Total loans and leases                          $  26,055,925  $  25,184,940  $  24,199,698
                                                                 =============  =============  =============

  8.    Sale of Receivables

        During the first quarter of 2004, $94.5 million of automobile loans were sold in securitization transactions. Gains of $0.9 million were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations, primarily servicing fees, amounted to $1.0 million in the current quarter.

        Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the first quarter were as follows (rate per annum):

         Prepayment speed (CPR)                                    19-35 %
         Weighted average life (in months)                          15.4
         Expected credit losses (based on original balance)    0.03-0.66 %
         Residual cash flow discount rate                           12.0 %
         Variable returns to transferees                       Forward one month LIBOR

        At March 31, 2004, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following:

                                                             Securitized    Portfolio     Total Managed
                                                            -------------   -----------   -------------
         Loan balances                                     $   1,016,712   $   209,033   $   1,225,745
         Principal amounts of loans 60 days or more past due         690           147             837
         Net credit losses year to date                              763            72             835

  9.    Goodwill and Other Intangibles:

        The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows ($000's):

                                                          Banking     Metavante      Others        Total
                                                         ----------   ----------   ----------   ----------
         Goodwill balance as of January 1, 2004         $  809,772   $  155,329   $    4,687   $  969,788
         Goodwill acquired during the period                 4,986           --           --        4,986
         Purchase accounting adjustments                        --        1,458           --        1,458
         Goodwill amortization                                  --           --           --           --
                                                         ----------   ----------   ----------   ----------
         Goodwill balance as of March 31, 2004          $  814,758   $  156,787   $    4,687   $  976,232
                                                         ==========   ==========   ==========   ==========

        Goodwill acquired for the Banking segment in the first quarter of 2004 was the initial goodwill associated with the AmerUs Home Lending, Inc. acquisition.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

        Purchase accounting adjustments for Metavante in the first quarter of 2004 represents the effect of adjustments made to the initial estimates of fair value associated with the November 2003 acquisition of Printing For Systems, Inc.

        At March 31, 2004, the Corporation's other intangible assets consisted of the following ($000's):

                                                                                 March 31, 2004
                                                                      ------------------------------------
                                                                        Gross        Accum-        Net
                                                                       Carrying      ulated      Carrying
                                                                        Amount       Amort        Value
                                                                      ----------   ----------   ----------
         Other intangible assets:
            Core deposit intangible                                  $  159,474   $   66,596   $   92,878
            Data processing contract rights/customer lists               35,265       11,161       24,104
            Trust customers                                               5,475          456        5,019
            Tradename                                                     2,775        1,273        1,502
                                                                      ----------   ----------   ----------
                                                                     $  202,989   $   79,486   $  123,503
                                                                      ==========   ==========   ==========

         Mortgage loan servicing rights                                                        $    4,460
                                                                                                ==========

 10.    The Corporation's deposit liabilities consists of the following
        ($000's):

                                                                    March 31,    December 31,     March 31,
                                                                      2004           2003           2003
                                                                 -------------  -------------  -------------
         Noninterest bearing demand                             $   4,359,686  $   4,715,283  $   4,278,218

         Savings and NOW                                            9,093,090      9,301,744      9,265,264
         CD's $100,000 and over                                     5,242,748      4,480,111      3,279,520
         Cash flow hedge-Institutional CDs                             22,943         13,071         19,714
                                                                 -------------  -------------  -------------
            Total CD's $100,000 and over                            5,265,691      4,493,182      3,299,234

         Other time deposits                                        2,591,887      2,646,639      2,853,089
         Foreign deposits                                           1,840,657      1,113,257      1,630,369
                                                                 -------------  -------------  -------------
               Total deposits                                   $  23,151,011  $  22,270,105  $  21,326,174
                                                                 =============  =============  =============

 11.    Derivative Financial Instruments and Hedging Activities

        Trading Instruments and Other Free Standing Derivatives
        _______________________________________________________

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

        At March 31, 2004, free standing interest rate swaps consisted of $0.8 billion in notional amount of receive fixed/pay floating with an aggregate positive fair value of $14.7 million and $0.6 billion in notional amount of pay fixed/receive floating with an aggregate negative fair value of $11.1 million.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

        At March 31, 2004, interest rate caps purchased amounted to $13.8 million in notional amount with a positive fair value of $0.2 million and interest rate caps sold amounted to $13.8 million in notional amount with a negative fair value of $0.2 million.

        Fair Value Hedges
        _________________

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

        Fair Value Hedges
        March 31, 2004                                                                       Weighted
                                                                Notional         Fair         Average
                 Hedged                    Hedging               Amount          Value       Remaining
                  Item                   Instrument            ($ in mil)     ($ in mil)    Term (Yrs)
        --------------------------   ---------------------   -------------  -------------  ------------
        Fixed Rate CDs               Receive Fixed Swap     $       438.0  $        (3.4)       6.8

        Medium Term Notes            Receive Fixed Swap             370.4           14.8        9.3

        Fixed Rate Bank Notes        Receive Fixed Swap             225.0            1.5        5.9

        The impact from fair value hedges to total net interest income for the quarter ended March 31, 2004 was a positive $9.5 million. The impact to net interest income due to ineffectiveness was immaterial.

        Cash Flow Hedges
        ________________

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

        In order to hedge the interest rate risk associated with the floating rate commercial loans indexed to one-month LIBOR, the Corporation has entered into receive fixed/pay LIBOR-based floating interest rate swaps designated as cash flow hedges against the first LIBOR-based interest payments received that, in the aggregate for each period, are interest payments on such principal amount of its then existing LIBOR-indexed floating-rate commercial loans equal to the notional amount of the interest rate swaps outstanding.

        Hedge effectiveness is assessed at inception and each quarter on an on-going basis using regression analysis that takes into account reset date differences for certain designated interest rate swaps that reset quarterly. Each month the Corporation makes a determination that it is probable that the Corporation will continue to receive interest payments on at least that amount of principal of its existing LIBOR-indexed floating-rate commercial loans that reprice monthly on the first business day of each month to one-month LIBOR equal to the notional amount of the interest rate swaps outstanding.
        Ineffectiveness is measured using the hypothetical derivative method and is recorded as a component of interest income on loans.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

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

        The following table summarizes the Corporation's cash flow hedges.

        Cash Flow Hedges
        March 31, 2004                                                                       Weighted
                                                                Notional         Fair         Average
                 Hedged                    Hedging               Amount          Value       Remaining
                  Item                   Instrument            ($ in mil)     ($ in mil)    Term (Yrs)
        --------------------------   ---------------------   -------------  -------------  ------------
        Variable Rate Loans          Receive Fixed Swap     $     1,150.0  $        36.1       5.6

        Institutional CDs              Pay Fixed Swap             2,070.0          (22.9)      1.5

        Fed Funds Purchased            Pay Fixed Swap               360.0          (25.4)      2.8

        FHLB Advances                  Pay Fixed Swap               610.0          (13.6)      3.6

        The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the quarter ended March 31, 2004 was a negative $9.0 million. The impact due to ineffectiveness was immaterial.

 12.    Segments

        The following represents the Corporation's operating segments as of and for the three months ended March 31, 2004 and 2003. There have not been any changes to the way the Corporation organizes its segments. Charges for services from the holding company had previously been excluded from segment income. Beginning with the presentation of segment information in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, management determined that it was more meaningful to include such charges in evaluating the performance of its segments. Prior year segment information has been restated to include such costs and conform to the current year presentation. Fees
        - Intercompany represent intercompany revenues charged to other segments for providing certain services. Expenses - Intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - Intercompany are not the costs of that segment's reported intercompany revenues. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                            Three Months Ended March 31, 2004
                            ------------------------------------------------------------------------------------------
                                                                           Reclass-
                                                                           ifications                         Consol-
                                                                Corporate   & Elim-     Sub-      Excluded    idated
                             Banking    Metavante    Others     Overhead    nations     total      Charges    Income
                           ----------   ---------   ---------   ---------   --------  ---------  ---------  ----------
Revenues:
   Net interest income    $    274.8   $    (0.2)  $     6.4   $    (2.4)  $      --  $   278.6   $     --  $    278.6
   Fees - Other                 83.1       186.1        43.3         0.9          --      313.4         --       313.4
   Fees - Intercompany          15.7        18.9         4.8        17.5       (56.9)        --         --          --
                           ----------   ---------   ---------   ---------   ---------  ---------   --------  ----------
Total revenues                 373.6       204.8        54.5        16.0       (56.9)     592.0         --       592.0

Expenses:
   Expenses - Other            152.2       164.0        29.8        16.8        (0.5)     362.3         --       362.3
   Expenses - Intercompany      33.2        10.9        12.2         0.1       (56.4)        --         --          --
                           ----------   ---------   ---------   ---------   ---------  ---------   --------  ----------
Total expenses                 185.4       174.9        42.0        16.9       (56.9)     362.3         --       362.3
Provision for loan
   and lease losses              8.3          --         0.7          --          --        9.0         --         9.0
                           ----------   ---------   ---------   ---------   ---------  ---------   --------  ----------
Income before taxes            179.9        29.9        11.8        (0.9)         --      220.7         --       220.7
Income tax expense              58.9        11.8         4.5        (0.6)         --       74.6         --        74.6
                           ----------   ---------   ---------   ---------   ---------  ---------   --------  ----------
Segment income            $    121.0   $    18.1   $     7.3   $    (0.3)  $      --  $   146.1   $     --  $    146.1
                           ==========   =========   =========   =========   =========  =========   ========  ==========
Identifiable assets       $ 34,415.8   $   979.9   $   642.3   $   496.2   $(1,057.8) $ 35,476.4  $     --  $ 35,476.4
                           ==========   =========   =========   =========   =========  =========   ========  ==========
Return on average equity        16.1%       18.8%       11.6%                                                     17.4%
                           ==========   =========   =========                                                ==========

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                         March 31, 2004 & 2003 (Unaudited)

                                                               Three Months Ended March 31, 2003
                               ------------------------------------------------------------------------------------------
                                                                              Reclass-
                                                                              ifications                         Consol-
                                                                   Corporate   & Elim-     Sub-      Excluded    idated
                                Banking    Metavante    Others     Overhead    nations     total      Charges    Income
                              ----------   ---------   ---------   ---------   --------  ---------  ---------  ----------
Revenues:
   Net interest income    $    262.5   $    (1.0)  $     7.8   $    (4.8)  $      --   $   264.5   $     --  $    264.5
   Fees - Other                 91.6       157.1        41.2         0.6        (0.1)      290.4         --       290.4
   Fees - Intercompany          13.5        16.9         7.2        15.5       (53.1)         --         --          --
                           ----------   ---------   ---------   ---------   ---------   ---------   --------  ----------
Total revenues                 367.6       173.0        56.2        11.3       (53.2)      554.9         --       554.9

Expenses:
   Expenses - Other            143.1       141.6        30.6        17.3         0.5       333.1        2.5       335.6
   Expenses - Intercompany      33.5         9.3        10.7         0.2       (53.7)         --         --          --
                           ----------   ---------   ---------   ---------   ---------   ---------   --------  ----------
Total expenses                 176.6       150.9        41.3        17.5       (53.2)      333.1        2.5       335.6
Provision for loan
   and lease losses             17.6          --         8.1          --          --        25.7         --        25.7
                           ----------   ---------   ---------   ---------   ---------   ---------   --------  ----------
Income before taxes            173.4        22.1         6.8        (6.2)         --       196.1       (2.5)      193.6
Income tax expense              56.6         9.2         3.1        (2.3)         --        66.6       (1.0)       65.6
                           ----------   ---------   ---------   ---------   ---------  ----------   --------  ---------
Segment income            $    116.8   $    12.9   $     3.7   $    (3.9)  $      --  $    129.5   $   (1.5) $    128.0
                           ==========   =========   =========   =========   =========  ==========   ========  ==========
Identifiable assets       $ 32,161.9   $   838.2   $   651.7   $   403.3   $  (806.4) $ 33,248.7   $     --  $ 33,248.7
                           ==========   =========   =========   =========   =========  ==========   ========  ==========
Return on average equity        16.4%       15.8%        6.5%                                                     16.8%
                           ==========   =========   =========                                                 ==========

        Metavante's segment income for the three months ended March 31, 2003 excludes certain transition expenses associated with the integration of the July 2002 acquisition of Paytrust, Inc. Such expenses are included in "Excluded Charges."

        Total Revenue by type in Others consists of the following:

                                              Three Months Ended
                                                   March 31,
                                            ---------------------
                                               2004        2003
                                            ---------   ---------
         Trust Services                    $    35.5   $    29.9
         Residential Mortgage Banking            6.2        12.7
         Capital Markets                        (0.7)        1.8
         Brokerage and Insurance                 6.8         5.8
         Commercial Leasing                      4.0         3.8
         Commercial Mortgage Banking             1.6         1.3
         Others                                  1.1         0.9
                                            ---------   ---------
      Total revenue                        $    54.5   $    56.2
                                            =========   =========

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                                Three Months Ended March 31,
                                                              ------------------------------
                                                                  2004             2003
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     771,175    $     763,722

Investment securities:
   Trading securities                                               23,267           18,374
   Short-term investments                                          212,512          257,382
   Other investment securities:
      Taxable                                                    4,533,085        3,883,443
      Tax-exempt                                                 1,146,670        1,197,289
                                                              -------------    -------------
Total investment securities                                      5,915,534        5,356,488

Loans and leases:
   Loans and leases, net of unearned income                     25,427,518       23,900,481
   Less: Allowance for loan and lease losses                       356,146          345,055
                                                              -------------    -------------
   Net loans and leases                                         25,071,372       23,555,426

Premises and equipment, net                                        438,386          443,518
Accrued interest and other assets                                2,647,182        2,515,467
                                                              -------------    -------------
Total Assets                                                 $  34,843,649    $  32,634,621
                                                              =============    =============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                       $   4,316,158    $   3,860,497
   Interest bearing                                             18,198,398       17,286,492
                                                              -------------    -------------
Total deposits                                                  22,514,556       21,146,989

Funds purchased and security repurchase agreements               2,521,642        3,019,683
Other short-term borrowings                                        906,913          589,980
Long-term borrowings                                             4,242,589        3,697,993
Accrued expenses and other liabilities                           1,283,938        1,079,911
                                                              -------------    -------------
Total liabilities                                               31,469,638       29,534,556

Shareholders' equity                                             3,374,011        3,100,065
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  34,843,649    $  32,634,621
                                                              =============    =============

                                   OVERVIEW
                                   ________

The first quarter of 2004 was a strong quarter for the Corporation in terms of earnings growth. Loan and deposit growth, the continued improvement in credit quality, revenue and earnings growth by both the data processing segment ("Metavante") and trust services reporting unit and continued expense management resulted in double-digit earnings growth in the first quarter of 2004 compared to the first quarter of 2003. During the first quarter of 2004, the Corporation experienced lower revenue from mortgage loan sales compared to the same period last year.

Net income for the first quarter of 2004 amounted to $146.1 million compared to $128.0 million for the same period in the prior year, an increase of $18.1 million, or 14.1%. Diluted earnings per share was $0.65 for the three months ended March 31, 2004, compared with $0.56 for the three months ended March 31, 2003, an increase of 16.1%. The return on average assets and average equity was 1.69% and 17.42% for the quarter ended March 31, 2004, and 1.59% and 16.75%, respectively, for the quarter ended March 31, 2003.

Although the Corporation experienced a strong first quarter, management is not expecting comparable earnings growth for the year ended December 31, 2004. Management believes that low double digit earnings growth in 2004 is achievable, however, with the economy recovering slowly and modest evidence of job growth in the markets the Corporation serves, management remains cautious in its expectations that each positive attribute experienced this quarter will continue or improve in future quarters. Management continues to believe that the outlook provided in the Corporation's Annual Report on Form 10-K for 2003 is still representative of its expectations for the year ended December 31, 2004. The Corporation's actual results for the year ended December 31, 2004 could differ materially from those expected by management. See "Forward-Looking Statements" in this Form 10-Q and the Corporation's 2003 Annual Report on Form 10-K for a discussion of the various risk factors that could cause actual results to be different than expected results.


                           NOTEWORTHY TRANSACTIONS
                           _______________________

Some of the more notable transactions that occurred in the first quarters of 2004 and 2003 consisted of the following:

During the first quarter of 2004, the Corporation's Banking segment completed the purchase of certain assets and the assumption of certain liabilities for cash of AmerUs Home Lending, Inc. ("AmerUs"), an Iowa-based corporation engaged in the business of brokering and servicing mortgage and home equity loans. Although not material to the Corporation, this acquisition enhances the Corporation's wholesale lending activities by expanding its broker network and acquiring technology that enhances the efficiency of the wholesale lending process.

During the first quarter of 2004, the Corporation used its strong earnings base to take advantage of the continued low interest rate environment and prepaid and retired $55.0 million of higher cost fixed rate debt that resulted in a charge to earnings of $4.9 million. The loss is reported in other in Other expense in the Consolidated Statements of Income.

During the first quarter of 2003, Metavante completed the integration of its acquisition of Paytrust, Inc. ("Paytrust"). Such acquisition-related transition expenses amounted to $2.5 million and are reported in various line items in Other expense in the Consolidated Statements of Income.


                          NET INTEREST INCOME
                          ___________________

Net interest income for the first quarter of 2004 amounted to $278.6 million compared to $264.5 million reported for the first quarter of 2003. Loan growth, slower prepayment activity across all asset classes, growth in noninterest bearing deposits and the impact of prepaying higher cost debt in the latter part of 2003 all contributed to the increase in net interest income. Factors negatively affecting net interest income included the impact from lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements and cash expenditures for repurchases of common stock and acquisitions in the prior year.

Average earning assets in the first quarter of 2004 increased $2.1 billion or 7.1% compared to the first quarter in 2003. Average loans and leases accounted for $1.5 billion of the quarter over quarter growth. Average investment securities increased $0.6 billion. Other short-term investments and trading securities were relatively unchanged in the first quarter of 2004 compared to the first quarter of 2003.

Average interest bearing liabilities increased $1.3 billion or 5.2% in the first quarter of 2004 compared to the same period in 2003. Average interest bearing deposits increased $0.9 billion or 5.3% in the first quarter of 2004 compared to the first quarter of last year. Average total borrowings increased $0.4 billion or 5.0% in the first quarter of 2004 compared to the same period in 2003.

Average noninterest bearing deposits increased $0.5 billion or 11.8% in the three months ended March 31, 2004 compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                   Consolidated Average Loans and Leases
                   _____________________________________

                                      2004                   2003                    Growth Pct.
                                    --------  ----------------------------------- -----------------
                                     First     Fourth   Third    Second   First             Prior
                                    Quarter   Quarter  Quarter  Quarter  Quarter  Annual   Quarter
                                    --------  -------- -------- -------- -------- ------- ---------
Commercial
   Commercial                      $  7,142  $  6,839 $  6,912 $  7,043 $  6,827     4.6%      4.4%

   Commercial real estate
      Commercial mortgages            7,246     7,076    6,986    6,859    6,677     8.5       2.4
      Construction                    1,075     1,071    1,014      977      934    15.1       0.3
                                    --------  -------- -------- -------- -------- ------- ---------
   Total commercial real estate       8,321     8,147    8,000    7,836    7,611     9.3       2.1

   Commercial lease financing           399       384      392      390      394     1.2       3.6
                                    --------  -------- -------- -------- -------- ------- ---------
Total Commercial                     15,862    15,370   15,304   15,269   14,832     6.9       3.2

Personal
   Residential real estate
      Residential mortgages           2,958     2,811    2,751    2,705    2,623    12.8       5.2
      Construction                      269       246      210      189      175    54.2       9.4
                                    --------  -------- -------- -------- -------- ------- ---------
   Total residential real estate      3,227     3,057    2,961    2,894    2,798    15.3       5.6

   Personal loans
      Student                           102        95       84       97      107    (4.6)      7.8
      Credit card                       230       213      200      191      187    23.0       7.9
      Home equity loans and lines     4,439     4,215    4,100    4,075    4,048     9.6       5.3
      Other                           1,391     1,516    1,692    1,551    1,561   (10.9)     (8.3)
                                    --------  -------- -------- -------- -------- ------- ---------
   Total personal loans               6,162     6,039    6,076    5,914    5,903     4.4       2.0

   Personal lease financing             177       198      255      322      367   (51.8)    (10.7)
                                    --------  -------- -------- -------- -------- ------- ---------
Total Personal                        9,566     9,294    9,292    9,130    9,068     5.5       2.9
                                    --------  -------- -------- -------- -------- ------- ---------
Total Consolidated Average
   Loans and Leases                $ 25,428  $ 24,664 $ 24,596 $ 24,399 $ 23,900     6.4%      3.1%
                                    ========  ======== ======== ======== ======== ======= =========

Total consolidated average loans and leases increased $1.5 billion or 6.4% in the first quarter of 2004 compared to the first quarter of 2003. Total average commercial loan and lease growth amounted to $1.0 billion or 6.9% in the current quarter compared to the first quarter of the prior year. The growth in average commercial loans and leases in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to the growth in average commercial real estate loans which increased $0.7 billion. Total average personal loans and leases increased $0.5 billion or 5.5% in the first quarter of 2004 compared to the first quarter of 2003. This growth was driven primarily by growth in home equity loans and lines and residential real estate loans which each increased approximately $0.4 billion. Average indirect auto loans and leases declined approximately $0.4 billion in the current quarter compared to the first quarter of the prior year. From a production standpoint, residential real estate loan closings declined approximately $0.5 billion or 39.5% in the first quarter of 2004 compared to the first quarter of 2003. However, loan closings in the first quarter of 2004 were only 2.3% behind loan closings in the fourth quarter of 2003 and early indications, as measured by application volume, suggest that loan closings in the second quarter of 2004 may exceed the loan closings in the first quarter of 2004.

Compared to the fourth quarter of 2003, total average consolidated loans and leases increased $0.8 billion or 3.1% in the first quarter of 2004. Total average commercial loan and lease growth amounted to $0.5 billion or 3.2% in the current quarter compared to the fourth quarter of the prior year. The growth in average commercial loans and leases in the first quarter of 2004 compared to the fourth quarter of 2003 was primarily due to the growth in average commercial loans which increased $0.3 billion. Total average personal loans and leases increased $0.3 billion or 2.9% in the first quarter of 2004 compared to the fourth quarter of 2003. Average personal loan and lease growth was driven primarily by growth in home equity loans and lines and residential real estate loans which each increased approximately $0.2 billion. Average indirect auto loans and leases declined approximately $0.1 billion in the first quarter of 2004 compared to the fourth quarter of 2003.

In prior quarters, commercial loan growth was largely attributable to new customers. Existing customers were generally not increasing their credit needs but appeared to be focused on successfully managing their businesses through the slower economic conditions and lower revenue levels. The growth in average commercial loans since the fourth quarter of 2003 has been a combination of loans to new customers and increased activity from existing customers whose businesses are in a variety of industries in Wisconsin and generally throughout the Corporation's markets outside of the state. While it may be too early to determine if this is the early stage of more robust business loan demand, the Corporation's commercial lending activities have historically fared well as the economy strengthens in its markets. Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary consumer loan product. The Corporation anticipates these products will continue to drive growth in the consumer side of its banking activities.

Generally, the Corporation sells residential real estate production in the secondary market, although selected loans with adjustable rate characteristics are periodically retained in the portfolio. Residential real estate loans sold to investors amounted to $0.3 billion in the first quarter of 2004 compared to $1.0 billion in the first quarter of the prior year. Approximately $58.4 million of loans sold were attributable to the AmerUs acquisition. At March 31, 2004 and 2003, the Corporation had approximately $113.0 million and $221.8 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $5.2 million in the first quarter of 2004 compared to $13.3 million in the first quarter of last year. Approximately $1.6 million of the gain in the first quarter of 2004 was attributable to the AmerUs acquisition.

Auto loans securitized and sold in the first quarter of 2004 amounted to $0.1 billion compared to $0.2 billion in the first quarter of last year. Gains from the sale and securitization of auto loans amounted to $0.9 million in the current quarter compared to $2.3 million in the same period last year.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      _____________________________

                                      2004                   2003                    Growth Pct.
                                    --------  ----------------------------------- -----------------
                                     First     Fourth   Third    Second   First             Prior
                                    Quarter   Quarter  Quarter  Quarter  Quarter  Annual   Quarter
                                    --------  -------- -------- -------- -------- ------- ---------
Bank issued deposits
   Noninterest bearing deposits
      Commercial                   $  2,976  $  3,112 $  2,991 $  2,799 $  2,666    11.6%     (4.4)%
      Personal                          855       855      828      818      761    12.4       0.1
      Other                             485       502      530      456      433    11.6      (3.4)
                                    --------  -------- -------- -------- -------- ------- ---------
   Total noninterest
       bearing deposits               4,316     4,469    4,349    4,073    3,860    11.8      (3.4)

   Interest bearing deposits
      Savings and NOW                 3,303     3,282    3,273    3,139    2,896    14.1       0.6
      Money market                    5,780     6,015    6,040    6,135    6,274    (7.9)     (3.9)
      Foreign activity                  909       799      759      861      867     4.8      13.7
                                    --------  -------- -------- -------- -------- ------- ---------
   Total interest
      bearing deposits                9,992    10,096   10,072   10,135   10,037    (0.4)     (1.0)

   Time deposits
      Other CDs and time deposits     2,611     2,659    2,707    2,791    2,905   (10.1)     (1.8)
      CDs greater than $100,000         632       633      617      628      662    (4.6)     (0.2)
                                    --------  -------- -------- -------- -------- ------- ---------
   Total time deposits                3,243     3,292    3,324    3,419    3,567    (9.1)     (1.5)
                                    --------  -------- -------- -------- -------- ------- ---------
Total bank issued deposits           17,551    17,857   17,745   17,627   17,464     0.5      (1.7)

Wholesale deposits
   Money market                          75        74       73       75       77    (1.7)      2.2
   Brokered CDs                       3,854     3,270    2,938    3,048    2,682    43.7      17.8
   Foreign time                       1,035     1,282    1,399    1,392      924    11.9     (19.3)
                                    --------  -------- -------- -------- -------- ------- ---------
Total wholesale deposits              4,964     4,626    4,410    4,515    3,683    34.8       7.3
                                    --------  -------- -------- -------- -------- ------- ---------
Total consolidated
   average deposits                $ 22,515  $ 22,483 $ 22,155 $ 22,142 $ 21,147     6.5%      0.1%
                                    ========  ======== ======== ======== ======== ======= =========

Total average consolidated deposits increased $1.4 billion or 6.5% in the first quarter of 2004 compared to the first quarter of 2003. Average noninterest bearing deposits increased $0.5 billion or 11.8% while average bank-issued interest bearing activity accounts were relatively unchanged in the current quarter compared to the first quarter of the prior year. Average bank-issued time deposits declined $0.3 billion in the first quarter of 2004 compared to the first quarter of 2003. M&I's markets continue to experience some unprofitable pricing on single service time deposit relationships to the extent of pricing time deposits above comparable wholesale levels. The Corporation has elected not to pursue such relationships.

The growth in bank issued deposits, especially noninterest bearing deposits, includes both commercial and retail banking and was influenced by the lower interest rate environment. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation's profitability. Specific retail deposit initiatives include bank-at-work, single service calling, and retention calling programs.

Historically, noninterest bearing balances have decreased in the first quarter compared to the fourth quarter followed by consistent growth in balances throughout the remainder of the year. The decline in average noninterest bearing deposits in the first quarter of 2004 compared to the fourth quarter of 2003 reflects the historical pattern of seasonality in average noninterest deposit balances. The Corporation believes that annual deposit growth better reflects trends due to this seasonality that occurs between quarters. Management expects the annual growth in noninterest bearing balances in 2004 to be more modest than that experienced in 2003.

Compared with the first quarter of 2003, average wholesale deposits increased $1.3 billion in the current quarter. The Corporation continues to make greater use of wholesale funding alternatives, especially institutional certificates of deposits. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships as previously discussed.

During the first quarter of 2004, a fixed rate advance from the Federal Home Loan Bank ("FHLB") aggregating $55.0 million with an annual coupon interest rate of 5.06% was prepaid and retired resulting in a charge to earnings of $4.9 million. In addition, $45.0 million of FHLB fixed rate advances with an annual coupon interest rate of 5.48% matured. During the first quarter of 2004, $225.0 million of senior bank notes with an annual weighted average coupon interest rate of 2.81% were issued. In addition, $200.0 million of amortizing senior bank notes with a semi-annual coupon interest rate of 2.90% were issued. New FHLB advances in the first quarter of 2004 amounted to $150.0 million with an annual coupon interest rate of 2.07%.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2004 and 2003, are presented in the following tables ($ in millions):

                    Consolidated Yield and Cost Analysis
                    ____________________________________

                                          Three Months Ended              Three Months Ended
                                            March 31, 2004                  March 31, 2003
                                 --------------------------------  -------------------------------
                                                           Average                           Average
                                      Average              Yield or     Average              Yield or
                                      Balance   Interest   Cost (b)     Balance   Interest   Cost (b)
                                    ----------- --------- ---------   ----------- --------- ---------
Loans and leases: (a)
   Commercial loans and leases     $  7,540.9  $   87.4      4.67 %  $  7,220.8  $   83.8      4.70 %
   Commercial real estate loans       8,321.3     111.2      5.37       7,611.9     111.9      5.96
   Residential real estate loans      3,226.7      44.6      5.56       2,797.6      44.0      6.39
   Home equity loans and lines        4,438.2      59.1      5.35       4,048.3      59.5      5.96
   Personal loans and leases          1,900.4      24.3      5.14       2,221.9      31.6      5.76

                                   ------------ --------- ---------   ----------- --------- ---------
Total loans and leases               25,427.5     326.6      5.17      23,900.5     330.8      5.61

Investment securities (b):
   Taxable                            4,533.1      48.3      4.34       3,883.4      45.8      4.87
   Tax Exempt (a)                     1,146.7      21.4      7.70       1,197.3      22.2      7.66
                                    ----------- --------- ---------   ----------- --------- ---------
Total investment securities           5,679.8      69.7      5.01       5,080.7      68.0      5.52

Trading securities (a)                   23.3       0.1      1.57          18.4       0.1      1.48

Other short-term investments            212.5       0.5      1.03         257.4       0.7      1.16
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest earning assets      $ 31,343.1  $  396.9      5.11 %  $ 29,257.0  $  399.6      5.56 %
                                    =========== ========= =========   =========== ========= =========
Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $  9,991.9  $   15.5      0.63 %  $ 10,036.2  $   22.4      0.91 %
      Bank issued time deposits       3,242.3      19.2      2.38       3,567.3      23.7      2.70
                                    ----------- --------- ---------   ----------- --------- ---------
   Total bank issued deposits        13,234.2      34.7      1.06      13,603.5      46.1      1.38
   Wholesale deposits                 4,964.2      20.8      1.69       3,683.0      16.7      1.84
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest bearing deposits      18,198.4      55.5      1.23      17,286.5      62.8      1.47

Short-term borrowings                 3,428.5      15.8      1.86       3,609.6      22.1      2.48
Long-term borrowings                  4,242.6      39.1      3.70       3,698.0      42.2      4.63
                                    ----------- --------- ---------   ----------- --------- ---------
Total interest bearing liabilities $ 25,869.5  $  110.4      1.72 %  $ 24,594.1  $  127.1      2.10 %
                                    =========== ========= =========   =========== ========= =========
Net interest margin (FTE) as a
   percent of average earning assets           $  286.5      3.69 %              $  272.5      3.79 %
                                                ========= =========               ========= =========
Net interest spread (FTE)                                    3.39 %                            3.46 %
                                                          =========                         =========

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin, as a percent of average earning assets on a fully taxable equivalent basis ("FTE"), decreased 10 basis points from 3.79 percent in the first quarter of 2003 to 3.69 percent in the first quarter of 2004. The yield on average interest earning assets decreased 45 basis points in the first quarter of 2004 compared to the first quarter of the prior year. The cost of bank issued interest bearing deposits in the current quarter decreased 32 basis points from the same quarter of the previous year. The increase in noninterest bearing deposits as previously discussed provided a benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) decreased 58 basis points in the current quarter compared to the first quarter of last year.

Net interest income was affected by a number of factors. Loan growth, the early retirement of higher cost debt in the latter part of 2003, and lower levels of prepayment activity were beneficial to net interest income in the first three months of 2004. The low absolute level of interest rates and increased level of prepayments experienced in the first three quarters of 2003 shortened the expected life of many of the Corporation's financial assets. Lower reinvestment rates and a conscious slowing in deposit repricing resulting from selectively lowering deposit rates, has adversely impacted net interest income.

Management expects the net interest margin as a percent of average earning assets will likely trend down a few basis points over the remainder of 2004. As the economy improves, the Corporation's capacity to generate loans will likely exceed its ability to generate appropriately priced deposits. Net interest income and the net interest margin can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.

       PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
       ______________________________________________________

The following tables present comparative consolidated credit quality information as of March 31, 2004, and the prior four quarters.

                         Nonperforming Assets
                         ____________________

                               ($000's)

                                                  2004                          2003
                                              -----------  -----------------------------------------------
                                                 First        Fourth      Third       Second      First
                                                Quarter      Quarter     Quarter     Quarter     Quarter
                                              -----------  ----------- ----------- ----------- -----------
Nonaccrual                                   $   149,550  $   166,387 $   180,535 $   195,448 $   205,373

Renegotiated                                         261          278         286         304         312

Past due 90 days or more                           6,296        6,111       6,479       7,561       6,439

Total nonperforming loans and leases             156,107      172,776     187,300     203,313     212,124

Other real estate owned                           13,172       13,235      13,642      10,527       8,259

Total nonperforming assets                   $   169,279  $   186,011 $   200,942 $   213,840 $   220,383

Allowance for loan and lease losses          $  353,687   $   349,561 $   348,100 $   348,100 $   338,253

                        Consolidated Statistics
                        _______________________

                                                  2004                          2003
                                              -----------  -----------------------------------------------
                                                 First        Fourth      Third       Second      First
                                                Quarter      Quarter     Quarter     Quarter     Quarter
                                              -----------  ----------- ----------- ----------- -----------
Net charge-offs to average
   loans and leases annualized                      0.08%        0.13%       0.13%       0.16%       0.44%
Total nonperforming loans and leases
   to total loans and leases                        0.60         0.69        0.76        0.82        0.88
Total nonperforming assets to total loans
   and leases and other real estate owned           0.65         0.74        0.82        0.86        0.91
Allowance for loan and lease losses
   to total loans and leases                        1.36         1.39        1.41        1.40        1.40
Allowance for loan and lease losses
   to total nonperforming loans and leases           227          202         186         171         159

                   Nonaccrual Loans and Leases By Type
                   ___________________________________

                               ($000's)

                                                  2004                          2003
                                              -----------  -----------------------------------------------
                                                 First        Fourth      Third       Second      First
                                                Quarter      Quarter     Quarter     Quarter     Quarter
                                              -----------  ----------- ----------- ----------- -----------
Commercial
   Commercial, financial and agricultural    $    45,714  $    56,096 $    66,571 $    77,389 $    93,400
   Lease financing receivables                     7,381       13,308       4,538       6,350       6,755
                                              -----------  ----------- ----------- ----------- -----------
Total commercial                                  53,095       69,404      71,109      83,739     100,155

Real estate
   Construction and land development                  78          800         353         460       2,017
   Commercial mortgage                            46,172       42,857      47,012      46,346      42,241
   Residential mortgage                           49,528       52,098      60,287      63,843      59,547
                                              -----------  ----------- ----------- ----------- -----------
Total real estate                                 95,778       95,755     107,652     110,649     103,805

Personal                                             677        1,228       1,774       1,060       1,413
                                              -----------  ----------- ----------- ----------- -----------
Total nonaccrual loans and leases            $   149,550  $   166,387 $   180,535 $   195,448 $   205,373
                                              ===========  =========== =========== =========== ===========

         Reconciliation of Allowance for Loan and Lease Losses
         _____________________________________________________

                               ($000's)

                                                  2004                          2003
                                              -----------  -----------------------------------------------
                                                 First        Fourth      Third       Second      First
                                                Quarter      Quarter     Quarter     Quarter     Quarter
                                              -----------  ----------- ----------- ----------- -----------
Beginning balance                            $   349,561  $   348,100 $   348,100 $   338,253 $   338,409

Provision for loan and lease losses                9,027        9,807       7,852      19,642      25,692

Allowance of banks and loans acquired                 27           --          --          --          --

Loans and leases charged-off
   Commercial                                      2,904        4,497       4,317       6,619       2,256
   Real estate                                     3,138        5,142       3,238       3,739       3,130
   Personal                                        3,653        3,661       2,528       2,942       2,969
   Leases                                          1,001        2,494         880       1,191      20,060
                                              -----------  ----------- ----------- ----------- -----------
Total charge-offs                                 10,696       15,794      10,963      14,491      28,415

Recoveries on loans and leases
   Commercial                                      2,886        3,810       1,400       2,624         902
   Real estate                                     1,555        2,508         591         772         495
   Personal                                          756          762         831         732         733
   Leases                                            571          368         289         568         437
                                              -----------  ----------- ----------- ----------- -----------
Total recoveries                                   5,768        7,448       3,111       4,696       2,567
                                              -----------  ----------- ----------- ----------- -----------
Net loans and leases charge-offs                   4,928        8,346       7,852       9,795      25,848
                                              -----------  ----------- ----------- ----------- -----------
Ending balance                               $   353,687  $   349,561 $   348,100 $   348,100 $   338,253
                                              ===========  =========== =========== =========== ===========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $13.2 million at March 31, 2004, compared to $13.2 million at December 31, 2003 and $8.3 million at March 31, 2003.

Nonperforming loans and leases consist of nonaccrual, renegotiated or restructured loans, and loans and leases that are delinquent 90 days or more and still accruing interest. The balance of nonperforming loans and leases can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Maintaining nonperforming assets at an acceptable level is important to the ongoing success of a financial services institution. The Corporation's comprehensive credit review and approval process are critical to ensuring that the amount of nonperforming assets on a long-term basis is minimized within the overall framework of acceptable levels of credit risk. In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts.

At March 31, 2004, nonperforming loans and leases amounted to $156.1 million or 0.60% of consolidated loans and leases compared to $172.8 million or 0.69% of consolidated loans and leases at December 31, 2003, a decrease of $16.7 million or 9.6%. Nonaccrual loans and leases accounted for all of the decrease in nonperforming loans and leases since December 31, 2003. The net decrease was primarily due to continued reductions and positive resolutions in several portfolio segments and across most loan types. Commercial mortgages were the only loan type that experienced an increase in nonaccrual loans since December 31, 2003, and that increase was primarily attributable to two loans placed on nonaccrual during the first quarter.

Net charge-offs amounted to $4.9 million or 0.08% of average loans and leases in the first quarter of 2004 compared to $8.3 million or 0.13% of average loans and leases in the fourth quarter of 2003 and $25.8 million or 0.44% of average loans and leases in the first quarter of 2003. Included in net-charge-offs in the first quarter of 2003 was $19.0 million related to obligations of Midwest Airlines, Inc. The net charge-off activity experienced in the current quarter is the lowest level experienced in any individual quarter since the first quarter of 2000 and is the result of lower than average charge-offs and higher than average recoveries.

Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs which were lower than expected based on the state of the economy in the markets the Corporation serves. At year-end 2003, the Corporation disclosed that it expects net charge-offs in 2004 to range from 0.15% to 0.20% for the year and nonperfoming loans and leases as a percent of total loans and leases outstanding to be in the range of 70-80 basis points. Based on this quarter's experience, it appears that the Corporation's credit quality ratios may be at the low end of the range in the near term. Management continues to believe that the long-term impact of the recent recession may still provide some unanticipated results within the loan and lease portfolio and until the economy demonstrates a sustained period of strengthening, some degree of stress and uncertainty continues to exist.

The provision for loan and lease losses amounted to $9.0 million for the three months ended March 31, 2004 compared to $9.8 million for the three months ended December 31, 2003 and $25.7 million for the three months ended March 31, 2003. The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The allowance for loan and lease losses to total loans and leases outstanding was 1.36% at March 31, 2004 and 1.40% at March 31, 2003.


                               OTHER INCOME
                               ____________

Total other income in the first quarter of 2004 amounted to $313.4 million compared to $290.4 million in the same period last year, an increase of $23.0 million or 7.9%. The increase in other income was primarily due to growth in data processing services and trust services revenue and was partially offset by lower mortgage banking revenue.

Data processing services revenue amounted to $186.1 million in the first quarter of 2004 compared to $157.1 million in the first quarter of 2003, an increase of $29.0 million or 18.5%. Revenue associated with Metavante's November 2003 acquisition of Printing For Systems, Inc. contributed approximately $11.9 million to the revenue growth. Overall, revenue growth was generally strong throughout all aspects of the segment. Total buyout revenue, which varies from period to period, increased $0.9 million in the current quarter compared to the first quarter of last year. Due to the normal seasonal nature of revenues in the first quarter, management expects data processing services revenue in the second quarter to be relatively flat compared to the first quarter but will continue to demonstrate revenue growth over the comparative periods of the prior year. Management continues to believe that the revenue and segment income outlook that was provided in the 2003 Annual Report on Form 10-K for the year ended December 31, 2004 is achievable.

For the three months ended March 31, 2004, item processing revenue amounted to $11.4 million compared to $10.3 million for the three months ended March 31, 2003, an increase of $1.1 million or 11.3%. The increase in revenues is due to new customers and increased volumes processed.

Trust services revenue amounted to $36.3 million in the first quarter of 2004 compared to $30.0 million in the first quarter of 2003, an increase of $6.3 million or 20.7%. Revenue associated with the segments of the employee benefit plan business purchased from a national banking association located in Missouri contributed approximately $1.6 million to the revenue growth. The remainder of the increase in revenue was due to sales efforts, positive equity market performance and some shifting of funds into equities. Assets under management were approximately $16.6 billion at March 31, 2004, compared to $15.7 billion at December 31, 2003, and $13.2 billion at March 31, 2003.

Total mortgage banking revenue was $7.0 million in the first quarter of 2004 compared with $17.5 million in the first quarter of 2003, a decrease of $10.5 million. For the three months ended March 31, 2004, the Corporation sold $0.3 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.4 million in the first three months of 2004. For the three months ended March 31, 2003, the Corporation sold $1.0 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.6 million in the first three months of 2003. Approximately $58.4 million of the loans sold and $1.6 million of the gain recognized in the first quarter of 2004 was attributable to the AmerUs acquisition.

Net investment securities losses in the first quarter of 2004 amounted to $0.5 million compared to net investment securities gains in the first quarter of 2003 of $1.6 million. Activity in both periods was primarily attributable to the Corporation's Capital Markets Group which varies from period to period.

Other income in the first quarter of 2004 amounted to $41.0 million compared to $40.5 million in the first quarter of 2003, an increase of $0.5 million or 1.3%. Auto securitization income decreased $0.9 million compared to the same period of the prior year. The quarter over quarter decline was primarily due to lower gains from the sale of auto loans which was offset by increased servicing fee income. Auto loans securitized and sold in the first quarter of 2004 amounted to $0.1 billion compared to $0.2 billion in the first quarter of last year. Gains from the sale of other real estate decreased $1.1 million in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease was primarily due to the sale of one large property in the first quarter of 2003. Growth in various other sources of fee income and a small increase on the gain on sale of student loans in the first quarter of 2004 compared to the first quarter of 2003 offset the income declines previously discussed.


                                 OTHER EXPENSE
                                 _____________

Total other expense for the three months ended March 31, 2004 amounted to $362.3 million compared to $335.6 million for the three months ended March 31, 2003, an increase of $26.7 million or 8.0%. Total other expense for the first quarter of 2004 includes the charge for the early retirement of some higher cost fixed rate debt and the operating expenses associated with Metavante's acquisition of Printing For Systems, Inc. in November 2002, the purchase of certain employee benefit plan segments beginning in the third quarter of 2003 by the Trust Services reporting unit and the purchase of AmerUs Home Lending, Inc. by the Banking segment on January 1, 2004. Such operating expenses have all been included in the Corporation's consolidated operating expenses since the acquisitions were completed. Total other expense for the three months ended March 31, 2003 includes the transition costs associated with the completion of Metavante's integration of Paytrust. The estimated aggregate impact of these items was an increase to total other expense over the comparative periods of approximately $12.6 million. Excluding the impact of these items, total other expense growth in the first quarter of 2004 compared to the first quarter of 2003 was approximately $14.1 million or 4.3%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 2004, and prior four quarters were:

                             Efficiency Ratios
                             _________________

                                 March 31,    December 31,  September 30,   June 30,      March 31,
                                    2004          2003          2003          2003          2003
                               ------------- ------------- ------------- ------------- -------------
Consolidated Corporation            60.4 %        63.9 %        69.4 %        59.0 %        59.6 %

Consolidated Corporation
   Excluding Metavante              49.2 %        52.1  %       60.6 %        48.2 %        48.5 %

Salaries and employee benefits expense amounted to $203.9 million in the first quarter of 2004 compared to $197.2 million in the first quarter of 2003, an increase of $6.7 million or 3.4%. The impact of salaries and benefits associated with acquisitions in the current quarter were offset by the salaries and benefits associated with the Paytrust integration activities in the first quarter of the prior year.

Occupancy and equipment expense amounted to $47.4 million in the first quarter of 2004 and was relatively unchanged over the comparative periods. Occupancy and equipment expense associated with the Paytrust integration activities in the first quarter of the prior year was approximately $0.8 million.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $55.5 million in the first quarter of 2004 compared to $52.2 million in the first quarter of 2003, an increase of $3.3 million or 6.2%. The Banking segment and Metavante contributed approximately $1.0 million and $4.0 million to the expense growth, respectively. Expenses associated with residential mortgage loan production was approximately $1.8 million lower in the first quarter of 2004 compared to the first quarter of the prior year.

Intangible amortization amounted to $5.5 million in the first quarter of 2004 compared to $6.9 million in the first quarter of 2003, a decrease of $1.4 million. Amortization and valuation reserve adjustments associated with mortgage servicing rights decreased amortization expense $0.6 million in the first quarter of 2004 compared to the first quarter of 2003. The carrying value of the Corporation's mortgage servicing rights was $4.5 million at March 31, 2004. Amortization of core deposit intangibles which is based on a declining balance method, decreased $1.1 million in the first quarter of 2004 compared to the first quarter of the prior year.

Other expense amounted to $50.1 million in the first quarter of 2004 compared to $31.9 million in the first quarter of 2003, an increase of $18.2 million or 57.2%. As previously discussed, during the first quarter of 2004, the Corporation prepaid and retired $55.0 million of higher cost fixed rate debt that resulted in a charge to earnings of $4.9 million. The cost associated with card plastic sales increased $5.6 million in the first quarter of 2004 compared to the first quarter of the prior year. The increase was primarily attributable to Metavante's acquisition of Printing For Systems, Inc. Increased advertising expenses contributed approximately $1.8 million to the increase in other expense in the current quarter compared to the first quarter in the prior year.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion amortization was $3.0 million in the first quarter of 2004 and in the first quarter of 2003 net capitalization amounted to $3.1 million resulting in an increase to other expense over the comparative quarters of $6.1 million.


                                 INCOME TAXES
                                 ____________

The provision for income taxes for the three months ended March 31, 2004 amounted to $74.6 million or 33.8% of pre-tax income compared to $65.6 million or 33.9% of pre-tax income for the three months ended March 31, 2003.



                        LIQUIDITY AND CAPITAL RESOURCES
                        _______________________________

Shareholders' equity was $3.40 billion or 9.6% of total consolidated assets at March 31, 2004, compared to $3.33 billion or 9.7% of total consolidated assets at December 31, 2003, and $3.13 billion or 9.4% of total consolidated assets at March 31, 2003. The increase at March 31, 2004 was primarily due to earnings net of dividends paid. The gain in accumulated other comprehensive income was $35.5 million higher since December 31, 2003. The net unrealized gain associated with available for sale investment securities increased $27.5 million since December 31, 2003, while the unrealized loss associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges declined $8.0 million since December 31, 2003, resulting in the net increase in shareholders' equity.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. During the first quarter of 2004, 2.3 million common shares were acquired at an aggregate cost of $88.5 million or $38.98 per common share. See Item 2 in Part II of this Form 10-Q for the monthly purchase activity relating to the Corporation's Stock Repurchase Program. During the first quarter of 2003, there were no common shares repurchased.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.
                             RISK-BASED CAPITAL RATIOS
                             _________________________

                                  ($ in millions)

                                       March 31, 2004                  December 31, 2003
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,573           8.93 % $           2,538           8.87 %
 Tier 1 Capital
   Minimum Requirement                 1,153           4.00               1,144           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,420           4.93 % $           1,394           4.87 %
                            ================================   ================================

 Total Capital             $           3,555          12.34 % $           3,511          12.28 %
 Total Capital
   Minimum Requirement                 2,305           8.00               2,288           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,250           4.34 % $           1,223           4.28 %
                            ================================   ================================

 Risk-Adjusted Assets      $          28,812                  $          28,601
                            =================                  =================

                                   LEVERAGE RATIOS
                                   ---------------
                                   ($ in millions)

                                       March 31, 2004                  December 31, 2003
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,573           7.64 % $           2,538           7.80 %
 Minimum Leverage
   Requirement               1,011  -  1,685   3.00 -  5.00       977  -  1,628   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,562  -    888   4.64 -  2.64 % $ 1,561  -    910   4.80 -  2.80 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          33,696                  $          32,553
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $5.2 billion at March 31, 2004, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.8 billion at March 31, 2004, provides liquidity from maturities and amortization payments. The Corporation's mortgage loans held-for-sale provide additional liquidity. These loans represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $16.0 billion in the first quarter of 2004. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $5.0 billion in the first quarter of 2004.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 7 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2004.

The Corporation's lead bank, M&I Marshall & Ilsley Bank ("Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at March 31, 2004, amounted to $2.6 billion of which $0.6 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. During the first quarter of 2004, the Bank issued $0.4 billion of senior notes.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration statement which is intended to permit M&I to raise funds through sales of corporate debt securities with a relatively short lead time. Under the shelf registration statement, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At March 31, 2004, Series E notes issued amounted to $0.3 billion. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At March 31, 2004, MiNotes issued amounted to $0.1 billion. Approximately $1.3 million of MiNotes were issued during the first quarter of 2004. Additionally, the Corporation has a commercial paper program. At March 31, 2004, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $3.3 billion at March 31, 2004. Long-term borrowings amounted to $4.5 billion at March 31, 2004. The scheduled maturities of long-term borrowings at March 31, 2004 are as follows: $1.3 billion is due in less than one year; $1.0 billion is due in one to three years; $0.9 billion is due in three to five years; and $1.3 billion is due in more than five years. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.


                      OFF-BALANCE SHEET ARRANGEMENTS
                      ______________________________

At March 31, 2004, there have been no substantive changes with respect to the Corporation's off-balance sheet activities. See Note 7 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2004. Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.


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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at March 31, 2004:

        In general, the Corporation's borrowing customers appear to be successfully managing their businesses through the slower economic conditions. While there appear to be some signs of improvement in the economy and the Corporation's customer base is beginning to see some signs of increased business activity, the customers remain cautious of there being any substantive increase in revenues until later in the year. As a result, the recession's lagging impact may continue to affect the operating performance of M&I's customers in the near term.

        At March 31, 2004, special reserves continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, and the airline and travel industries. The majority of the commercial charge-offs incurred during the past two years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined.

        During the first quarter of 2004, the Corporation's commitments to Shared National Credits were approximately $2.2 billion with usage averaging around 41%. Many of these borrowers are in industries impacted by the recent months economic climate. In addition, many of the Corporation's largest charge-offs have come from Shared National Credits. Approximately $3.1 million of the net charge-offs in 2003 came from Shared National Credits. Although these factors result in an increased risk profile, as of March 31, 2004, Shared National Credit nonperforming loans were approximately 0.14% and 0.25% of this segment's total commitments and outstandings, respectively. The Corporation's exposure to Shared National Credits is monitored closely given the economic uncertainty as well as this segment's loss experience.

        The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The acquisitions in Minnesota and Missouri continue to represent relatively new geographic regions for the Corporation. Each of the regions has cultural and environmental factors that are unique to them. Although mitigated by the implementation of the Corporation's credit underwriting and monitoring processes, the uncertainty regarding the inherent losses in their respective loan and lease portfolios continues to present increased risks.

        At March 31, 2004, nonperforming loans and leases amounted to $156.1 million or 0.60% of consolidated loans and leases compared to $172.8 million or 0.69% of consolidated loans and leases at December 31, 2003, a decrease of $16.7 million or 9.6%. Nonaccrual loans and leases accounted for all of the decrease in nonperforming loans and leases since December 31, 2003. The net decrease was primarily due to continued reductions and positive resolutions in several portfolio segments and across most loan types. Commercial mortgages was the only loan type that experienced an increase in nonaccrual loans since December 31, 2003 and that increase was primarily attributable to two loans placed on nonaccrual during the current quarter.

        Net charge-offs amounted to $4.9 million or 0.08% of average loans and leases in the first quarter of 2004 compared to $8.3 million or 0.13% of average loans in the fourth quarter of 2003 and $25.8 million or 0.44% of average loans in the first quarter of 2003. Included in net-charge-offs in the first quarter of 2003 was $19.0 million related to the carrying value of lease obligations for airplanes leased to Midwest Airlines, Inc. The net charge-off activity experienced in the current quarter is the lowest level experienced in any individual quarter since the first quarter of 2000 and is the result of lower than average charge-offs and higher than average recoveries.

        Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs which were lower than expected based on the state of the economy in the markets the Corporation serves. In the 2003 Annual Report on Form 10-K, the Corporation disclosed that it expects net charge-offs in 2004 to range from 0.15% to 0.20% for the year and nonperfoming loans and leases as a percent of total loans and leases outstanding to be in the range of 70-80 basis points. Based on this quarter's experience, it appears that the Corporation's credit quality ratios may be at the low end of the range in the near term. At the present time, there is no specific industry that is of immediate concern; however, management continues to believe that the long-term impact of the recent recession may still provide some unanticipated results within the loan and lease portfolio and until the economy demonstrates a sustained period of strengthening, some degree of stress and uncertainty continues to exist.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $353.7 million or 1.36% of loans and leases outstanding at March 31, 2004 compared to $349.6 million or 1.39% of loans and leases outstanding at December 31, 2003. The resulting provision for loan and lease losses was the amount required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

                  Capitalized Software and Conversion Costs
                  _________________________________________

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended March 31, 2004 and 2003, the amount of software costs capitalized amounted to $10.1 million and $15.3 million, respectively. Amortization expense of software costs amounted to $11.4 million for the three months ended March 31, 2004 compared to $10.7 million for the three months ended March 31, 2003.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended March 31, 2004 and 2003, the amount of conversion costs capitalized amounted to $1.6 million and $2.6 million, respectively. Amortization expense of conversion costs amounted to $3.3 million and $4.1 million for the three months ended March 31, 2004 and 2003, respectively.

Net unamortized costs were ($ in millions):

                                                 March 31,
                                        -------------------------
                                             2004          2003
                                        -----------   -----------
              Software                 $     133.5   $     145.9

              Conversions                     29.0          34.5
                                        -----------   -----------
              Total                    $     162.5   $     180.4
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

In December 2003, the Corporation adopted FASB Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities (revised December 2003). This interpretation addresses consolidation by business enterprises of variable interest entities and explains how to identify variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Transferors to QSPEs and grandfathered QSPEs subject to the reporting requirements of SFAS 140 are outside the scope of FIN 46R and do not consolidate those entities.

With respect to its existing securitization activities, the Corporation does not believe FIN 46R impacts its consolidated financial statements because its transfers are generally to QSPEs.

The Corporation sells financial assets in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management's best estimates of the key assumptions-credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Actual results can differ from expected results.

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

The Corporation periodically sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $1,016.7 million at March 31, 2004. At March 31, 2004, the carrying amount of retained interests amounted to $44.1 million.

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote QSPE whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Bank provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Bank acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as free-standing derivative financial instruments in the Corporation's Consolidated Balance Sheet.

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

At March 31, 2004, highly rated investment securities in the amount of $295.1 million were outstanding in the QSPE to support the outstanding commercial paper.

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

The determination of current and deferred income taxes is based on complex analyses of many factors, including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed such as the timing of reversals of temporary differences and current accounting standards. The Federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Corporation's interpretation of Federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.


                          FORWARD-LOOKING STATEMENTS
                          __________________________

Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Position and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as "expects", "anticipates" or "believes". Such statements are subject to important factors that could cause the Corporation's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in Item 1, Business, of the Corporation's Annual Report on Form 10-K for the period ending December 31, 2003 under the heading "Forward-Looking Statements" and as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's 2003 Annual Report on Form 10-K. Updated information regarding the Corporation's use of derivative financial instruments is contained in
Note 11, Notes to Financial Statements contained in Item 1 herein.

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

The models used include measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences. However, during the second quarter of 2003, the Corporation increased the proportion of these accounts modeled as rate sensitive, in order to recognize the instability of some of the recent growth in balances in these accounts. This modeling treatment will be maintained until the incremental balances can be observed across a more complete interest rate cycle. In addition to contractual payment information for most other assets and liabilities, the models also include estimates of expected prepayment characteristics for those items that are likely to materially change their payment structures in different rate environments, including residential mortgage products, certain commercial and commercial real estate loans and certain mortgage-related securities. Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between the contractual coupon of the item and current market rates for similar products.

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

                                               Impact to Annual Pretax Income as of
                           -------------------------------------------------------------------------
                              March 31,    December 31,  September 30,     June 30,       March 31,
                                2004           2003           2003           2003            2003
                           -------------  -------------  -------------  -------------  -------------
Hypothetical Change in Interest Rate
------------------------------------
   100 basis point gradual:
      Rise in rates              (0.7)%         (0.6)%         (1.1)%        (0.6)%         0.9 %

      Decline in rates           (2.1)%         (1.8)%         (1.6)%        (2.0)%        (1.4)%

These results are based solely on the modeled parallel changes in market rates, and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve and the changes in spread between key market rates. These results also do not include any management action to mitigate potential income variances within the simulation process. Such action could potentially include, but would not be limited to, adjustments to the repricing characteristics of any on- or off-balance sheet item with regard to short-term rate projections and current market value assessments.

Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of March 31, 2004, the fair value of equity at risk for a gradual 100bp shift in rates has not changed materially since December 31, 2003.

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

As of March 31, 2004, M&I Trust Services administered $71.5 billion in assets and directly managed a portfolio of $16.6 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income.
Interest rate changes can also have an effect on fee income for the above stated reasons.


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

                       PART II - OTHER INFORMATION

 ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

 E.     Shares Purchased

        The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

                                                        Total Number of
                                                      Shares Purchased as   Maximum Number of
                                           Average     Part of Publicly     Shares that May Yet
                       Total Number of    Price Paid  Announced Plans or    Be Purchased Under
      Period          Shares Purchased    per Share         Programs       the Plans or Programs
-------------------  -----------------  ------------ -------------------- ---------------------
   January 1 to
 January 31, 2004             625,900    $   38.53              625,900            11,374,100

  February 1 to
February 29, 2004           1,317,200        39.03            1,317,200            10,056,900

    March 1 to
  March 31, 2004              326,900        39.67              326,900             9,730,000

        The Corporation's Share Repurchase Program was publicly reconfirmed in April 2003 and again in April 2004. The Share Repurchase Program authorizes the purcahse of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.


 ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

 A.     Exhibits:

        Exhibit 10(a)  -  Change of Control Agreement dated as of
                          February 19, 2004 between the Corporation and Frank R. Martire.

        Exhibit 10(b)  -  Letter Agreement dated April 12, 2004
                          between the Corporation and Thomas M. Bolger.

         Exhibit 11   -   Statement Regarding Computation of Earnings
                          Per Share, Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in
                          Item 1 - Financial Statements (unaudited) of
                          Part 1 - Financial Information herein.

         Exhibit 12   -   Statement Regarding Computation of Ratio of
                          Earnings to Fixed Charges.

        Exhibit 31(a)  -  Certification of Chief Executive Officer
                          pursuant to Rule 13a-14(a) under the
                          Securities Exchange Act of 1934, as amended.

        Exhibit 31(b)  -  Certification of Chief Financial Officer
                          pursuant to Rule 13a-14(a) under the
                          Securities Exchange Act of 1934, as amended.

        Exhibit 32(a)  -  Certification of Chief Executive Officer
                          pursuant to 18 U.S.C. Section 1350.

        Exhibit 32(b)  -  Certification of Chief Financial Officer
                          pursuant to 18 U.S.C. Section 1350.


 B.     Reports on Form 8-K:

        On January 14, 2004, the Corporation furnished Items 7 and 12 in a Current Report on Form 8-K relating to the release of earnings for the quarter and year ended December 31, 2003.

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


                                       MARSHALL & ILSLEY CORPORATION
                                       (Registrant)



                                       /s/  Patricia R. Justiliano
                                       __________________________________

                                       Patricia R. Justiliano
                                       Senior Vice President and
                                         Corporate Controller
                                       (Chief Accounting Officer)



                                       /s/  James E. Sandy
                                       __________________________________

                                       James E. Sandy
                                       Vice President


May 10, 2004

                                EXHIBIT INDEX

     Exhibit Number               Description of Exhibit
     ______________     ____________________________________________

          10(a)         Change of Control Agreement dated as of
                        February 19, 2004 between the Corporation and Frank R. Martire.

          10(b)         Letter Agreement dated April 12, 2004
                        between the Corporation and Thomas M. Bolger.

           (11) Statement Regarding Computation of Earnings Per Share,Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 - FinancialStatements (unaudited) of Part 1 - Financial Information herein.

           (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

         (31)(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

         (31)(b) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

         (32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C .Section 1350.

         (32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.