Form 10-Q
period 2004-06-30
MARSHALL & ILSLEY CORP/WI/
filed 2004-08-09
CIK 62741

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                             July 31, 2004
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   222,837,584

==========================================================================

                        PART I - FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                               June 30,     December 31,     June 30,
                                                                 2004           2003           2003
                                                            ------------   ------------   -------------
Assets
------
Cash and cash equivalents:
   Cash and due from banks                                 $    823,790   $    810,088   $    988,252
   Federal funds sold and security resale agreements            259,964         44,076         34,237
   Money market funds                                            52,144         57,462         95,653
                                                            ------------   ------------   ------------
Total cash and cash equivalents                               1,135,898        911,626      1,118,142

Investment securities:
   Trading securities, at market value                           27,982         16,197         30,001
   Short-term investments, at cost which
      approximates market value                                  24,091         45,551        133,112
   Available for sale at market value                         5,144,611      4,786,446      4,471,856
   Held to maturity at amortized cost, market value $802,354
      ($873,949 December 31, and $963,801 June 30, 2003)        769,899        820,886        891,145
                                                            ------------   ------------   ------------
Total investment securities                                   5,966,583      5,669,080      5,526,114

Mortgage loans held for sale                                     84,301         34,623        298,474

Loans and leases
   Loans and leases, net of unearned income                  27,111,014     25,150,317     24,600,345
   Less: Allowance for loan and lease losses                    357,898        349,561        348,100
                                                            ------------   ------------   ------------
Net loans and leases                                         26,753,116     24,800,756     24,252,245

Premises and equipment                                          433,562        438,485        438,197
Goodwill and other intangibles                                1,269,059      1,104,552      1,084,813
Accrued interest and other assets                             1,429,099      1,413,521      1,348,110
                                                            ------------   ------------   ------------
Total Assets                                               $ 37,071,618   $ 34,372,643   $ 34,066,095
                                                            ============   ============   ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                     $  4,709,873   $  4,715,283   $  4,652,703
   Interest bearing                                          20,515,413     17,554,822     17,617,437
                                                            ------------   ------------   ------------
Total deposits                                               25,225,286     22,270,105     22,270,140

Funds purchased and security repurchase agreements            1,263,129        765,072      2,152,778
Other short-term borrowings                                   2,298,987      4,167,929      3,144,623
Accrued expenses and other liabilities                        1,149,379      1,106,221        983,735
Long-term borrowings                                          3,700,674      2,734,623      2,271,533
                                                            ------------   ------------   ------------
Total liabilities                                            33,637,455     31,043,950     30,822,809

Shareholders' equity:
---------------------
   Series A convertible preferred stock, $1.00 par value;
      2,000,000 shares authorized                                    --             --             --
   Common stock, $1.00 par value; 240,832,522 shares issued     240,833        240,833        240,833
   Additional paid-in capital                                   549,579        564,269        561,982
   Retained earnings                                          3,272,646      3,061,246      2,860,996
   Accumulated other comprehensive income,
      net of related taxes                                      (51,912)         2,694        (41,127)
   Less: Treasury common stock, at cost: 18,056,286 shares
         (17,606,489 December 31, and 13,693,706 June 30,2003)  547,469        513,562        358,686
         Deferred compensation                                   29,514         26,787         20,712
                                                            ------------   ------------   ------------
Total shareholders' equity                                    3,434,163      3,328,693      3,243,286
                                                            ------------   ------------   ------------
Total Liabilities and Shareholders' Equity                 $ 37,071,618   $ 34,372,643   $ 34,066,095
                                                            ============   ============   ============

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                               ($000's except share data)

                                                                Three Months Ended June 30,
                                                               ----------------------------
                                                                    2004           2003
                                                               -------------  -------------
Interest income
---------------
   Loans and leases                                           $     334,525  $     331,009
   Investment securities:
      Taxable                                                        48,623         41,253
      Exempt from federal income taxes                               14,422         14,452
   Trading securities                                                    55             57
   Short-term investments                                               404            708
                                                               -------------  -------------
Total interest income                                               398,029        387,479

Interest expense
----------------
   Deposits                                                          57,999         60,274
   Short-term borrowings                                             14,260         20,974
   Long-term borrowings                                              41,762         42,288
                                                               -------------  -------------
Total interest expense                                              114,021        123,536

Net interest income                                                 284,008        263,943
Provision for loan and lease losses                                   9,227         19,642
                                                               -------------  -------------
Net interest income after provision for loan and lease losses       274,781        244,301

Other income
------------
   Data processing services                                         197,344        157,990
   Item processing                                                   10,902          9,570
   Trust services                                                    37,922         31,183
   Service charges on deposits                                       25,083         25,191
   Gains on sale of mortgage loans                                    8,976         17,002
   Other mortgage banking revenue                                     2,725          4,762
   Net investment securities gains (losses)                              77         (2,616)
   Life insurance revenue                                             7,096          8,518
   Other                                                             39,860         43,139
                                                               -------------  -------------
Total other income                                                  329,985        294,739

Other expense
-------------
   Salaries and employee benefits                                   211,881        193,456
   Net occupancy                                                     18,238         18,201
   Equipment                                                         26,244         27,973
   Software expenses                                                 12,481         10,371
   Processing charges                                                11,812         10,606
   Supplies and printing                                              5,806          5,885
   Professional services                                             10,288         10,540
   Shipping and handling                                             18,087         11,259
   Amortization of intangibles                                        5,438          7,495
   Other                                                             54,403         39,887
                                                               -------------  -------------
Total other expense                                                 374,678        335,673
                                                               -------------  -------------
Income before income taxes                                          230,088        203,367
Provision for income taxes                                           78,379         68,715
                                                               -------------  -------------
Net income                                                    $     151,709  $     134,652
                                                               =============  =============
Net income per common share
   Basic                                                      $        0.68  $        0.59
   Diluted                                                             0.67           0.59

Dividends paid per common share                               $       0.210  $       0.180

Weighted average common shares outstanding:
   Basic                                                            221,950        226,483
   Diluted                                                          225,502        228,394

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                               ($000's except share data)

                                                                 Six Months Ended June 30,
                                                               ----------------------------
                                                                    2004           2003
                                                               -------------  -------------
Interest income
---------------
   Loans and leases                                           $     660,477  $     661,194
   Investment securities:
      Taxable                                                        96,940         87,072
      Exempt from federal income taxes                               28,593         29,239
   Trading securities                                                   145            122
   Short-term investments                                               947          1,441
                                                               -------------  -------------
Total interest income                                               787,102        779,068

Interest expense
----------------
   Deposits                                                         113,548        123,101
   Short-term borrowings                                             30,096         43,024
   Long-term borrowings                                              80,814         84,515
                                                               -------------  -------------
Total interest expense                                              224,458        250,640

Net interest income                                                 562,644        528,428
Provision for loan and lease losses                                  18,254         45,334
                                                               -------------  -------------
Net interest income after provision for loan and lease losses       544,390        483,094

Other income
------------
   Data processing services                                         383,468        315,078
   Item processing                                                   22,334         19,844
   Trust services                                                    74,172         61,223
   Service charges on deposits                                       50,606         51,429
   Gains on sale of mortgage loans                                   14,175         30,315
   Other mortgage banking revenue                                     4,490          8,977
   Net investment securities losses                                    (452)        (1,047)
   Life insurance revenue                                            13,776         15,761
   Other                                                             80,845         83,591
                                                               -------------  -------------
Total other income                                                  643,414        585,171

Other expense
-------------
   Salaries and employee benefits                                   415,809        390,681
   Net occupancy                                                     37,433         36,836
   Equipment                                                         54,412         56,669
   Software expenses                                                 23,706         20,681
   Processing charges                                                24,861         22,624
   Supplies and printing                                             11,512         11,140
   Professional services                                             19,360         21,236
   Shipping and handling                                             34,511         25,211
   Amortization of intangibles                                       10,890         14,414
   Other                                                            104,512         71,771
                                                               -------------  -------------
Total other expense                                                 737,006        671,263
                                                               -------------  -------------
Income before income taxes                                          450,798        397,002
Provision for income taxes                                          152,980        134,320
                                                               -------------  -------------
Net income                                                    $     297,818  $     262,682
                                                               =============  =============
Net income per common share
   Basic                                                      $        1.34  $        1.16
   Diluted                                                             1.32           1.15

Dividends paid per common share                               $       0.390  $       0.340

Weighted average common shares outstanding:
   Basic                                                            222,125        226,355
   Diluted                                                          225,764        228,022

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                       ($000's)

                                                                 Six Months Ended June 30,
                                                               ----------------------------
                                                                    2004           2003
                                                               -------------  -------------
Net Cash Provided by Operating Activities                     $     418,748  $     367,644

Cash Flows From Investing Activities:
-------------------------------------
   Proceeds from sales of securities available for sale               8,890          7,801
   Proceeds from maturities of securities available for sale        740,921      1,453,731
   Proceeds from maturities of securities held to maturity           51,142         52,636
   Purchases of securities available for sale                    (1,183,926)    (1,749,825)
   Purchases of securities held to maturity                              --         (1,000)
   Net increase in loans                                         (2,118,630)    (1,241,192)
   Purchases of assets to be leased                                (104,414)      (294,929)
   Principal payments on lease receivables                          151,108        399,961
   Fixed asset purchases, net                                       (28,519)       (31,820)
   Purchase acquisitions, net of cash equivalents acquired         (165,673)        (3,041)
   Other                                                             11,207          8,821
                                                               -------------  -------------
Net cash used in investing activities                            (2,637,894)    (1,398,857)

Cash Flows From Financing Activities:
-------------------------------------
   Net increase in deposits                                       2,970,412      1,869,039
   Proceeds from issuance of commercial paper                     3,029,442      3,884,534
   Payments for maturity of commercial paper                     (3,027,527)    (3,884,786)
   Net decrease in other short-term borrowings                   (1,444,961)      (566,006)
   Proceeds from issuance of long-term debt                       1,178,185         13,227
   Payments of long-term debt                                      (117,094)      (243,907)
   Dividends paid                                                   (86,417)       (76,836)
   Purchases of treasury stock                                      (98,381)        (4,360)
   Other                                                             39,759         11,918
                                                               -------------  -------------
Net cash provided by financing activities                         2,443,418      1,002,823
                                                               -------------  -------------
Net increase (decrease) in cash and cash equivalents                224,272        (28,390)

Cash and cash equivalents, beginning of year                        911,626      1,146,532
                                                               -------------  -------------
Cash and cash equivalents, end of period                      $   1,135,898  $   1,118,142
                                                               =============  =============

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                               $     194,136  $     253,154
      Income taxes                                                 138,953        149,364

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         June 30, 2004 & 2003 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2003 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2003 consolidated financial statements and analyses have been reclassified to conform with the 2004 presentation.

  2.  New Accounting Pronouncement

      On March 31, 2004, the Financial Accounting Standards Board ("FASB") ratified the consensuses reached by the Emerging Issues Task Force ("EITF") in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("Issue 03-1"). Issue 03-1 provides guidance that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

      For equity securities (including cost method investments) and debt securities that can be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment should be deemed other than temporary unless
      (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to the cost of the investment, and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.

      For debt securities that can not be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment should be deemed other than temporary if (a) the investor does not have the ability and intent to hold an investment until a forecasted recovery of fair value up to the cost of the investment, which in certain cases may mean until maturity, or (b) it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security.

      Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investors' intent.

      The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied to other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements 115 and 124.

      As shown in Note 6 in Notes to Financial Statements, at June 30, 2004 the Corporation had gross unrealized losses associated with its investment securities portfolios of $67.4 million. Of that amount, $60.8 million has been in a continuous unrealized loss position for less than twelve months. The Corporation believes that the unrealized losses are the result of increases in market interest rates and it is probable that the Corporation will collect all amounts due according to the contractual terms of the investment securities. The Corporation currently expects that it will be able to appropriately demonstrate the requisite ability and intent to hold the investments through a forecasted recovery of fair value up to the cost of the investments, which in certain cases may mean until maturity.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

  3.  Comprehensive Income

      The following tables present the Corporation's comprehensive income ($000's):

                                                                  Three Months Ended June 30, 2004
                                                            -------------------------------------------
                                                              Before-Tax   Tax (Expense)    Net-of-Tax
                                                                Amount       Benefit         Amount
                                                            -------------  -------------  -------------
    Net income                                                                           $    151,709

    Other comprehensive income:

       Unrealized gains (losses) on securities:
          Arising during the period                        $   (142,839)  $     50,282        (92,557)
          Reclassification for securities
             transactions included in net income                     10             (3)             7
                                                            ------------   ------------   ------------
                Unrealized gains (losses)                      (142,829)        50,279        (92,550)

       Net gains (losses) on derivatives
          hedging variability of cash flows:
          Arising during the period                              (4,286)         1,500         (2,786)
          Reclassification adjustments for
             hedging activities included in net income            7,991         (2,797)         5,194
                                                            ------------   ------------   ------------
                Net gains (losses)                         $      3,705   $     (1,297)         2,408
                                                            ------------   ------------   ------------
    Other comprehensive income (loss)                                                         (90,142)
                                                                                          ------------
    Total comprehensive income                                                           $     61,567
                                                                                          ============

                                                                  Three Months Ended June 30, 2003
                                                            -------------------------------------------
                                                              Before-Tax   Tax (Expense)    Net-of-Tax
                                                                Amount       Benefit         Amount
                                                            -------------  -------------  -------------
    Net income                                                                           $    134,652

    Other comprehensive income:

       Unrealized gains (losses) on securities:
          Arising during the period                        $      4,178   $     (1,456)         2,722
          Reclassification for securities
             transactions included in net income                     --             --             --
                                                            ------------   ------------   ------------
                Unrealized gains (losses)                         4,178         (1,456)         2,722

       Net gains (losses) on derivatives
          hedging variability of cash flows:
          Arising during the period                              (8,998)         3,149         (5,849)
          Reclassification adjustments for
             hedging activities included in net income           18,783         (6,574)        12,209
                                                            ------------   ------------   ------------
                Net gains (losses)                         $      9,785   $     (3,425)         6,360
                                                            ------------   ------------   ------------
    Other comprehensive income (loss)                                                           9,082
                                                                                          ------------
    Total comprehensive income                                                           $    143,734
                                                                                          ============

                                                                   Six Months Ended June 30, 2004
                                                            -------------------------------------------
                                                              Before-Tax   Tax (Expense)    Net-of-Tax
                                                                Amount       Benefit         Amount
                                                            -------------  -------------  -------------
    Net income                                                                           $    297,818

    Other comprehensive income:

       Unrealized gains (losses) on securities:
          Arising during the period                        $   (100,395)  $     35,385        (65,010)
          Reclassification for securities
             transactions included in net income                     10             (3)             7
                                                            ------------   ------------   ------------
                Unrealized gains (losses)                      (100,385)        35,382        (65,003)

       Net gains (losses) on derivatives
          hedging variability of cash flows:
          Arising during the period                                (989)           346           (643)
          Reclassification adjustments for
             hedging activities included in net income           16,985         (5,945)        11,040
                                                            ------------   ------------   ------------
                Net gains (losses)                         $     15,996   $     (5,599)        10,397
                                                           ------------   ------------   ------------
    Other comprehensive income (loss)                                                         (54,606)
                                                                                          ------------
    Total comprehensive income                                                           $    243,212
                                                                                          ============

                                                                   Six Months Ended June 30, 2003
                                                            -------------------------------------------
                                                              Before-Tax   Tax (Expense)    Net-of-Tax
                                                                Amount       Benefit         Amount
                                                            -------------  -------------  -------------
    Net income                                                                           $    262,682

    Other comprehensive income:

       Unrealized gains (losses) on securities:
          Arising during the period                        $     (7,629)  $      2,679         (4,950)
          Reclassification for securities
             transactions included in net income                 (1,675)           586         (1,089)
                                                            ------------   ------------   ------------
                Unrealized gains (losses)                        (9,304)         3,265         (6,039)

       Net gains (losses) on derivatives
          hedging variability of cash flows:
          Arising during the period                             (22,853)         7,998        (14,855)
          Reclassification adjustments for
             hedging activities included in net income           37,221        (13,027)        24,194
                                                            ------------   ------------   ------------
                Net gains (losses)                         $     14,368   $     (5,029)         9,339
                                                            ------------   ------------   ------------
    Other comprehensive income (loss)                                                           3,300
                                                                                          ------------
    Total comprehensive income                                                           $    265,982
                                                                                          ============

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

   4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                                  Three Months Ended June 30, 2004
                                                            ------------------------------------------
                                                               Income      Average Shares    Per Share
                                                             (Numerator)   (Denominator)      Amount
                                                            -------------  --------------  -----------
    Basic Earnings Per Share
       Income Available to Common Shareholders             $     151,709        221,950   $      0.68
                                                                                           ===========
    Effect of Dilutive Securities
       Stock Options, Restricted Stock
          and Other Plans                                             --          3,552
                                                            -------------  --------------
    Diluted Earnings Per Share
       Income Available to Common Shareholders             $     151,709        225,502   $      0.67
                                                                                           ===========

                                                                  Three Months Ended June 30, 2003
                                                            ------------------------------------------
                                                               Income      Average Shares    Per Share
                                                             (Numerator)   (Denominator)      Amount
                                                            -------------  --------------  -----------
    Basic Earnings Per Share
       Income Available to Common Shareholders             $     134,652        226,483   $      0.59
                                                                                           ===========
    Effect of Dilutive Securities
       Stock Options, Restricted Stock
          and Other Plans                                             --          1,911
                                                            -------------  --------------
    Diluted Earnings Per Share
       Income Available to Common Shareholders             $     134,652        228,394   $      0.59
                                                                                           ===========

                                                                   Six Months Ended June 30, 2004
                                                            ------------------------------------------
                                                               Income      Average Shares    Per Share
                                                             (Numerator)   (Denominator)      Amount
                                                            -------------  --------------  -----------
    Basic Earnings Per Share
       Income Available to Common Shareholders             $     297,818        222,125   $      1.34
                                                                                           ===========
    Effect of Dilutive Securities
       Stock Options, Restricted Stock
          and Other Plans                                             --          3,639
                                                            -------------  --------------
    Diluted Earnings Per Share
       Income Available to Common Shareholders             $     297,818        225,764   $      1.32
                                                                                           ===========

                                                                   Six Months Ended June 30, 2003
                                                            ------------------------------------------
                                                               Income      Average Shares    Per Share
                                                             (Numerator)   (Denominator)      Amount
                                                            -------------  --------------  -----------
    Basic Earnings Per Share
       Income Available to Common Shareholders             $     262,682        226,355   $      1.16
                                                                                           ===========
    Effect of Dilutive Securities
       Stock Options, Restricted Stock
          and Other Plans                                             --          1,667
                                                            -------------  --------------
    Diluted Earnings Per Share
       Income Available to Common Shareholders             $     262,682        228,022   $      1.15
                                                                                           ===========

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

      Options to purchase shares of common stock not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares are as follows:

                              Three Months Ended June 30,              Six Months Ended June 30,
                        --------------------------------------  --------------------------------------
                               2004                2003                2004                2003
                        ------------------  ------------------  ------------------  ------------------
        Shares                32,500            6,357,146            32,500            11,932,304

        Price Range     $39.090 - $41.150   $29.600 - $33.938   $39.090 - $41.150   $28.275 - $33.938

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

      Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following estimated pro forma amounts:

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                -------------------------    -------------------------
                                                     2004          2003           2004          2003
                                                -----------   -----------    -----------   -----------
Net Income, as reported                        $   151,709   $   134,652    $   297,818   $   262,682
Add:  Stock-based employee compensation expense
      included in reported net income, net of tax    1,432         1,018          2,854         2,036

Less: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax             (6,784)       (6,090)       (12,972)      (12,156)
                                                -----------   -----------    -----------   -----------
Pro forma net income                           $   146,357   $   129,580    $   287,700   $   252,562
                                                ===========   ===========    ===========   ===========

Basic earnings per share:
    As reported                                $       0.68  $      0.59    $       1.34  $      1.16
    Pro forma                                          0.66         0.57            1.30         1.12

Diluted earnings per share:
    As reported                                $       0.67  $      0.59    $       1.32  $      1.15
    Pro forma                                          0.65         0.57            1.27         1.11

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

  5.  Business Combinations

      The following acquisition, which was not considered a material business combination, was completed during the second quarter of 2004:

             On May 27, 2004, the data processing segment, Metavante, completed the purchase of certain assets and the assumption of certain liabilities of the privately held Kirchman Corporation ("Kirchman"), of Orlando, Florida for $157.4 million in cash, subject to certain adjustments. Kirchman is a provider of automation software and compliance services to the banking industry. The acquisition of Kirchman provides Metavante with core-processing software that financial institutions can run in-house, a solution that Metavante previously did not offer. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $144.9 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $25.0 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

      Recently Announced Acquisitions

             On May 17, 2004, Metavante announced it had entered into a definitive agreement to acquire substantially all of the outstanding common stock of the NYCE Corporation ("NYCE"), of Montvale, New Jersey, for approximately $610 million in cash, subject to certain adjustments. NYCE owns and operates one of the largest electronic funds transfer networks in the United States and provides debit card authorization processing services for automated teller machines (ATM), on-line and off-line signature based debit card transactions. It is expected that this acquisition will enable Metavante to significantly expand its electronic funds transfer (EFT) business. NYCE's annual revenue and net income in 2003 amounted to $142.8 million and $30.7 million, respectively. These results are not necessarily indicative of results to be expected by Metavante. The acquisition was completed July 30, 2004. See
             Note 14 Subsequent Events in the Notes to Financial
             Statements.

  6. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                       June 30,     December 31,     June 30,
                                                         2004           2003           2003
                                                    -------------  -------------  -------------
Investment securities available for sale:
   U.S. treasury and government agencies           $   4,096,353  $   3,886,278  $   3,585,172
   State and political subdivisions                      397,764        299,321        285,562
   Mortgage backed securities                            141,448        149,990        141,925
   Other                                                 509,046        450,857        459,197
                                                    -------------  -------------  -------------
Total                                              $   5,144,611  $   4,786,446  $   4,471,856
                                                    =============  =============  =============

Investment securities held to maturity:
   U.S. treasury and government agencies           $          --  $          --  $          30
   State and political subdivisions                      767,580        818,065        888,089
   Other                                                   2,319          2,821          3,026
                                                    -------------  -------------  -------------
Total                                              $     769,899  $     820,886  $     891,145
                                                    =============  =============  =============

      The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2004 ($000's):

                                        Less than 12 Months        12 Months or More               Total
                                     ------------------------  ------------------------  ------------------------
                                          Fair    Unrealized       Fair     Unrealized       Fair     Unrealized
                                         Value      Losses        Value       Losses        Value       Losses
                                     -----------  -----------  -----------  -----------  -----------  -----------
   U.S. treasury and
      government agencies           $ 2,827,451  $    53,373  $   146,552  $     5,961  $ 2,974,003  $    59,334
   State and political subdivisions     139,520        6,772        6,177          592      145,697        7,364
   Other                                 61,601          703        6,302           35       67,903          738
                                     -----------  -----------  -----------  -----------  -----------  -----------
      Total                         $ 3,028,572  $    60,848  $   159,031  $     6,588  $ 3,187,603  $    67,436
                                     ===========  ===========  ===========  ===========  ===========  ===========

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

      The Corporation believes that the unrealized losses in the investment securities portfolio resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer.

  7. The Corporation's loan and lease portfolio, including mortgage loans held for sale, consists of the following ($000's):

                                                       June 30,     December 31,     June 30,
                                                         2004           2003           2003
                                                    -------------  -------------  -------------
Commercial, financial and agricultural             $   7,785,955  $   7,104,844  $   7,129,832
Cash flow hedging instruments at fair value              (26,772)         5,830         16,276
                                                    -------------  -------------  -------------
Total commercial, financial and agricultural           7,759,183      7,110,674      7,146,108

Real estate:
   Construction                                        1,393,890      1,330,526      1,187,777
   Residential mortgage                                8,202,603      7,270,531      6,924,069
   Commercial mortgage                                 7,696,070      7,149,149      6,941,263
                                                    -------------  -------------  -------------
Total real estate                                     17,292,563     15,750,206     15,053,109

Personal                                               1,590,166      1,747,738      2,011,826
Lease financing                                          553,403        576,322        687,776
                                                    -------------  -------------  -------------
      Total loans and leases                       $  27,195,315  $  25,184,940  $  24,898,819
                                                    =============  =============  =============

  8.  Sale of Receivables

      During the second quarter of 2004, $296.6 million of automobile loans were sold in securitization transactions. Losses of $3.2 million were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations, primarily servicing fees, amounted to $1.2 million in the current quarter.

      Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the second quarter were as follows (rate per annum):

         Prepayment speed (CPR)                                   19-35 %
         Weighted average life (in months)                         15.4
         Expected credit losses
           (based on original balance)                        0.22-0.72 %
         Residual cash flow discount rate                          12.0 %
         Variable returns to transferees                 Forward one month
                                                            LIBOR yield curve

      At June 30, 2004, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                                            Total
                                                            Securitized     Portfolio      Managed
                                                            ------------  ------------  ------------
         Loan balances                                     $  1,176,107  $     82,114  $  1,258,221
         Principal amounts of loans
            60 days or more past due                                794            71           865
         Net credit losses year to date                           1,205            37         1,242

  9.  Goodwill and Other Intangibles:

      The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows ($000's):

                                                  Banking      Metavante       Others         Total
                                                ------------  ------------  ------------  ------------
     Goodwill balance as of January 1, 2004    $    809,772  $    155,329  $      4,687  $    969,788
         Goodwill acquired during the period          4,986       144,913            --       149,899
     Purchase accounting adjustments                     --         1,458            --         1,458
                                                ------------  ------------  ------------  ------------
     Goodwill balance as of June 30, 2004      $    814,758  $    301,700  $      4,687  $  1,121,145
                                                ============  ============  ============  ============

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

      Goodwill acquired for the Metavante segment in the second quarter of 2004 was the initial goodwill associated with the Kirchman acquisition.

      Goodwill acquired for the Banking segment in the first quarter of 2004 was the initial goodwill associated with the AmerUs Home Lending, Inc. acquisition.

      Purchase accounting adjustments for Metavante in the first quarter of 2004 represent the effect of adjustments made to the initial estimates of fair value associated with the November 2003 acquisition of Printing For Systems, Inc.

      At June 30, 2004, the Corporation's other intangible assets consisted of the following ($000's):

                                                                           June 30, 2004
                                                             ----------------------------------------
                                                                Gross         Accum-          Net
                                                               Carrying       ulated        Carrying
                                                                Amount        Amort          Value
                                                             ------------  ------------  ------------
     Other intangible assets:
        Core deposit intangible                             $    159,474  $     69,738  $     89,736
        Data processing contract rights/customer lists            60,265        12,519        47,746
        Trust customers                                            5,475           625         4,850
        Tradename                                                  2,775         1,504         1,271
                                                             ------------  ------------  ------------
                                                            $    227,989  $     84,386  $    143,603
                                                             ============  ============  ============

     Mortgage loan servicing rights                                                     $      4,311
                                                                                         ============

 10.  The Corporation's deposit liabilities consists of the following
      ($000's):

                                                       June 30,     December 31,     June 30,
                                                         2004           2003           2003
                                                    -------------  -------------  -------------
Noninterest bearing demand                         $   4,709,873  $   4,715,283  $   4,652,703

Savings and NOW                                        9,101,821      9,301,744      9,392,962
CD's $100,000 and over                                 5,374,731      4,480,111      3,713,100
Cash flow hedge-Institutional CDs                         (8,613)        13,071         21,584
                                                    -------------  -------------  -------------
   Total CD's $100,000 and over                        5,366,118      4,493,182      3,734,684

Other time deposits                                    2,637,467      2,646,639      2,756,922
Foreign deposits                                       3,410,007      1,113,257      1,732,869
                                                    -------------  -------------  -------------
   Total deposits                                  $  25,225,286  $  22,270,105  $  22,270,140
                                                    =============  =============  =============

 11.  Derivative Financial Instruments and Hedging Activities

      Trading Instruments and Other Free Standing Derivatives

      The Corporation enters into various derivative contracts primarily to focus on providing derivative products to customers which enable them to manage their exposures to interest rate risk. The Corporation's market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts generally have nearly identical notional values, terms and indices.

      Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free-standing derivative instruments. For purposes of estimating the fair value of the free-standing derivative at the balance sheet date, the Corporation assumes the fair value of the written option at inception is zero and measures the change in market interest rates from the date of commitment to the balance sheet date. The change in market rates and the expected duration of the loan form the basis for estimating fair value, which may result in an asset or liability. The option to sell the mortgage loans at the time the commitments are made are also free-standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other and act as economic hedges. Loan commitments accounted for as derivatives are not material to the Corporation and the Corporation does not employ any formal hedging strategies.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

      Trading and free-standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

      At June 30, 2004, free standing interest rate swaps consisted of $0.9 billion in notional amount of receive fixed/pay floating with an aggregate negative fair value of $12.5 million and $0.9 billion in notional amount of pay fixed/receive floating with an aggregate positive fair value of $11.3 million.

      At June 30, 2004, interest rate caps purchased amounted to $13.8 million in notional amount with a positive fair value of $0.2 million and interest rate caps sold amounted to $13.8 million in notional amount with a negative fair value of $0.2 million.

      At June 30, 2004, the notional value of interest rate futures designated as trading was $2.2 billion with a negative fair value of $0.5 million.

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

      Fair Value Hedges
      June 30, 2004                                                           Weighted
                                                  Notional        Fair         Average
             Hedged              Hedging           Amount        Value       Remaining
              Item              Instrument       ($ in mil)    ($ in mil)    Term (Yrs)
      --------------------- -------------------  -----------  ------------  -----------
      Fixed Rate CDs        Receive Fixed Swap  $     510.0  $      (13.2)      10.9

      Medium Term Notes     Receive Fixed Swap        371.7           0.8        9.0

      Fixed Rate Bank Notes Receive Fixed Swap        225.0          (5.3)       5.6

      Institutional CDs     Receive Fixed Swap          5.0          (0.3)      14.8

      The impact from fair value hedges to total net interest income for the three and six months ended June 30, 2004 was a positive $10.9 million and $20.4 million, respectively. The impact to net interest income due to ineffectiveness was immaterial.

      Cash Flow Hedges

      The Corporation has variable rate loans, variable rate deposits and variable rate borrowings, which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

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

      The interest rate swaps change the variable-rate cash flow exposure on the loans, deposits and borrowings to fixed-rate cash flows.

      Changes in the fair value of the interest rate swaps designated as cash flow hedges are reported in accumulated other comprehensive income. These amounts are subsequently reclassified to interest income or interest expense as a yield adjustment in the same period in which the related interest on the variable rate loans, variable rate deposits and variable rate borrowings affects earnings. Ineffectiveness arising from differences between the critical terms of the hedging instrument and hedged item is recorded in interest income or expense.

      The following table summarizes the Corporation's cash flow hedges.

      Cash Flow Hedges
      June 30, 2004                                                           Weighted
                                                  Notional        Fair         Average
             Hedged              Hedging           Amount        Value       Remaining
              Item              Instrument       ($ in mil)    ($ in mil)    Term (Yrs)
      --------------------- -------------------  -----------  ------------  -----------
      Variable Rate Loans   Receive Fixed Swap  $   1,150.0  $      (26.8)       5.4

      Institutional CDs       Pay Fixed Swap        2,430.0           8.6        1.5

      Fed Funds Purchased     Pay Fixed Swap          360.0         (12.3)       2.5

      FHLB Advances           Pay Fixed Swap          610.0           7.2        3.4

      Medium Term Notes       Pay Fixed Swap          350.0          (1.7)       5.0

      The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the three and six months ended June 30, 2004 was a negative $8.0 million and $17.0 million, respectively. The impact due to ineffectiveness was immaterial.

 12.  Postretirement Health Plan

      The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired or retained from mergers after September 1, 1997 will be granted access to the Corporation's plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

      Net periodic postretirement benefit costs for the three and six month period ended June 30, 2004 and 2003 includes the following components ($000's):

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                     --------------------------    --------------------------
                                          2004          2003            2004          2003
                                     ------------  ------------    ------------  ------------
      Service cost                  $        631  $        535    $      1,262  $      1,070
      Interest on APBO                     1,366         1,335           2,732         2,670
      Prior service amortization            (680)         (680)         (1,360)       (1,361)
      Actuarial loss amortization            562           501           1,125         1,003
      Other                                   --           165              --           330
                                     ------------  ------------    ------------  ------------
                                    $      1,879  $      1,856    $      3,759  $      3,712
                                     ============  ============    ============  ============

      Benefit payments and expenses, net of participant contributions for the three and six months ended June 30, 2004 amounted to $0.9 million and $1.9 million, respectively. In addition, in the first quarter of 2004, the Corporation made a discretionary contribution to the retirement health benefit trust in the amount of $7.2 million. The expected benefit payments and expenses, net of participant contributions, and excluding discretionary contributions, for the year ended December 31, 2004 is $3.4 million.

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

      As of and for the three and six months ended June 30, 2004, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act. The Corporation estimates that financial statement impact of the Act will not be material.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

 13.  Segments

      The following represents the Corporation's operating segments as of and for the three and six months ended June 30, 2004 and 2003.
      There have not been any changes to the way the Corporation organizes its segments. Charges for services from the holding company had previously been excluded from segment income. Beginning with the presentation of segment information in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, management determined that it was more meaningful to include such charges in evaluating the performance of its segments. Prior year segment information has been restated to include such costs and conform to the current year presentation. Fees - Intercompany represent intercompany revenues charged to other segments for providing certain services. Expenses - Intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - Intercompany are not the costs of that segment's reported intercompany revenues. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                             Three Months Ended June 30, 2004
                         ------------------------------------------------------------------------------------------
                                                                          Reclass-
                                                                         ifications                         Consol-
                                                              Corporate   & Elimi-      Sub-     Excluded    idated
                           Banking    Metavante     Others     Overhead    nations     total      Charges    Income
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Revenues:
   Net interest income  $    280.2   $    (0.9)  $     6.6   $    (1.9)  $      --  $    284.0  $     --  $    284.0
   Fees - Other               85.6       197.4        45.8         1.2          --       330.0        --       330.0
   Fees - Intercompany        16.6        19.2         7.0        17.6       (60.4)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Total revenues               382.4       215.7        59.4        16.9       (60.4)      614.0        --       614.0

Expenses:
   Expenses - Other          152.4       171.3        29.7        21.0         0.3       374.7        --       374.7
   Expenses - Intercompany    38.5        12.2        11.5        (1.5)      (60.7)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Total expenses               190.9       183.5        41.2        19.5       (60.4)      374.7        --       374.7
Provision for loan
   and lease losses            8.5          --         0.7          --          --         9.2        --         9.2
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Income before taxes          183.0        32.2        17.5        (2.6)         --       230.1        --       230.1
Income tax expense            60.0        12.6         6.9        (1.1)         --        78.4        --        78.4
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Segment income          $    123.0   $    19.6   $    10.6   $    (1.5)  $      --  $    151.7  $     --   $   151.7
                         ==========   =========   =========   =========   =========  ==========  =========  ========

Identifiable assets     $ 35,778.8   $ 1,218.0   $   610.0   $   624.2   $(1,159.4) $ 37,071.6  $     --   $37,071.6
                         ==========   =========   =========   =========   =========  ==========  =========  ========

Return on average equity     16.4%       19.3%       16.8%                                                     17.9%
                         ==========   =========   =========                                                 ========

                                                             Three Months Ended June 30, 2003
                         ------------------------------------------------------------------------------------------
                                                                          Reclass-
                                                                         ifications                         Consol-
                                                              Corporate   & Elimi-      Sub-     Excluded    idated
                           Banking    Metavante     Others     Overhead    nations     total      Charges    Income
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Revenues:
   Net interest income  $    261.9   $    (0.5)  $     8.0   $    (5.4)  $      --  $    264.0  $     --  $    264.0
   Fees - Other               94.0       158.0        40.7         2.0          --       294.7        --       294.7
   Fees - Intercompany        14.7        18.0         9.2        15.5       (57.4)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Total revenues               370.6       175.5        57.9        12.1       (57.4)      558.7        --       558.7

Expenses:
   Expenses - Other          145.1       142.5        31.8        16.8        (0.5)      335.7        --       335.7
   Expenses - Intercompany    37.5        10.5        10.2        (1.3)      (56.9)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Total expenses               182.6       153.0        42.0        15.5       (57.4)      335.7        --       335.7
Provision for loan
   and lease losses           19.0          --         0.6          --          --        19.6        --        19.6
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Income before taxes          169.0        22.5        15.3        (3.4)         --       203.4        --       203.4
Income tax expense            55.0         9.3         5.6        (1.2)         --        68.7        --        68.7
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Segment income          $    114.0   $    13.2   $     9.7   $    (2.2) $       --  $    134.7  $     --  $    134.7
                         ==========   =========   =========   =========   =========  ==========  =========  ========

Identifiable assets     $ 32,991.3   $   879.6   $   715.5   $   476.4  $   (996.7) $ 34,066.1  $     --  $ 34,066.1
                         ==========   =========   =========   =========   =========  ==========  =========  ========

Return on average equity      15.7%       15.3%       16.6%                                                    16.9%
                         ==========   =========   =========                                                 ========

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

                                                              Six Months Ended June 30, 2004
                         ------------------------------------------------------------------------------------------
                                                                          Reclass-
                                                                         ifications                         Consol-
                                                              Corporate   & Elimi-       Sub-    Excluded    idated
                           Banking    Metavante     Others     Overhead    nations      total     Charges    Income
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Revenues:
   Net interest income  $    555.1   $    (1.1)  $    13.0   $    (4.3)  $     --   $    562.7  $     --  $    562.7
   Fees - Other              168.7       383.5        89.1         2.1         --        643.4        --       643.4
   Fees - Intercompany        32.2        38.1        11.8        35.1     (117.2)          --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Total revenues               756.0       420.5       113.9        32.9     (117.2)     1,206.1        --     1,206.1

Expenses:
   Expenses - Other          304.6       335.3        59.6        37.8       (0.3)       737.0        --       737.0
   Expenses - Intercompany    71.6        23.1        23.6        (1.4)    (116.9)          --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Total expenses               376.2       358.4        83.2        36.4     (117.2)       737.0        --       737.0
Provision for loan
   and lease losses           16.9          --         1.4          --         --         18.3        --        18.3
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Income before taxes          362.9        62.1        29.3        (3.5)        --        450.8        --       450.8
Income tax expense           118.9        24.4        11.4        (1.7)        --        153.0        --       153.0
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Segment income          $    244.0   $    37.7   $    17.9   $    (1.8)  $      --  $    297.8 $      --  $    297.8
                         ==========   =========   =========   =========   =========  ==========  =========  ========

Identifiable assets     $ 35,778.8   $ 1,218.0   $   610.0   $   624.2   $(1,159.4) $ 37,071.6 $      --  $ 37,071.6
                         ==========   =========   =========   =========   =========  ==========  =========  ========

Return on average equity      16.3%       19.1%       14.2%                                                    17.7%
                         ==========   =========   =========                                                 ========

                                                              Six Months Ended June 30, 2003
                         ------------------------------------------------------------------------------------------
                                                                          Reclass-
                                                                         ifications                         Consol-
                                                              Corporate   & Elimi-       Sub-    Excluded    idated
                           Banking    Metavante     Others     Overhead    nations      total     Charges    Income
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Revenues:
   Net interest income  $    524.4   $    (1.5)  $    15.7   $   (10.2)  $      --  $    528.4  $     --  $    528.4
   Fees - Other              185.6       315.1        81.9         2.7        (0.1)      585.2        --       585.2
   Fees - Intercompany        28.1        34.9        16.4        31.1      (110.5)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Total revenues               738.1       348.5       114.0        23.6      (110.6)    1,113.6        --     1,113.6

Expenses:
   Expenses - Other          288.2       284.1        62.4        34.1          --       668.8       2.5       671.3
   Expenses - Intercompany    70.9        19.8        20.9        (1.0)     (110.6)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Total expenses               359.1       303.9        83.3        33.1      (110.6)      668.8       2.5       671.3
Provision for loan
   and lease losses           36.7          --         8.6          --          --        45.3        --        45.3
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Income before taxes          342.3        44.6        22.1        (9.5)         --       399.5      (2.5)      397.0
Income tax expense           111.5        18.5         8.8        (3.5)         --       135.3      (1.0)      134.3
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Segment income          $    230.8   $    26.1   $    13.3   $    (6.0)  $      --  $    264.2  $   (1.5) $    262.7
                         ==========   =========   =========   =========   =========  ==========  =========  ========

Identifiable assets     $ 32,991.3   $   879.6   $   715.5   $   476.4   $  (996.7) $ 34,066.1  $     --  $ 34,066.1
                         ==========   =========   =========   =========   =========  ==========  =========  ========

Return on average equity      16.1%      15.6%        11.6%                                                    16.8%
                         ==========   =========   =========                                                 ========

      Metavante's segment income for the six months ended June 30, 2003 excludes certain transition expenses associated with the integration of the July 2002 acquisition of Paytrust, Inc. Such expenses are included in 'Excluded Charges."

      Total Revenue by type in Others consists of the following:

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                               -------------------   ------------------
                                 2004       2003       2004      2003
                               --------   --------   --------  --------
   Trust Services             $   37.2   $   31.3   $   72.7  $   61.2
   Residential Mortgage Banking    9.0       14.9       15.2      27.6
   Capital Markets                 0.3        0.2       (0.4)      2.0
   Brokerage and Insurance         6.7        5.8       13.5      11.6
   Commercial Leasing              4.2        3.7        8.2       7.5
   Commercial Mortgage Banking     1.4        1.3        3.0       2.6
   Others                          0.6        0.7        1.7       1.5
                               --------   --------   --------  --------
Total revenue                 $   59.4   $   57.9   $  113.9  $  114.0
                               ========   ========   ========  ========

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

 14.  Subsequent Events

      On July 1, 2004, Metavante completed the acquisition of all of the outstanding common stock of the privately held Advanced Financial Solutions, Inc. and its affiliated companies (collectively "AFS"), of Oklahoma City, Oklahoma for $140.3 million in cash, subject to adjustment. AFS is a provider of image-based payment, transaction and document software technologies. AFS also operates an electronic check-clearing network through one of its affiliates. It is expected that this acquisition will allow Metavante to expand its current product offerings in payment and transaction processing and image related services, provide the technology and expertise to help banks facilitate the necessary change to comply with the Check Clearing for the 21st Century Act (known as Check 21) and capture another leg in the payments segment-electronic check image exchange. Additional contingent consideration may be paid based on the attainment of certain performance objectives each year, beginning on the date of closing and ending December 31, 2004, and each year thereafter through 2007. Contingent payments, if made, would be reflected as adjustments to goodwill. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $96.3 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 12 years amounted to $22.9 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

      On July 29, 2004, the Corporation completed two financing transactions aggregating $1.0 billion. The net proceeds will be used for general corporate purposes, including to provide long-term financing for the two recently completed Metavante acquisitions and to fund the acquisition of the NYCE Corporation. The financing transactions consisted of the following:

      The Corporation issued $600.0 million of 4.375% Senior Notes due August 1, 2009. Interest is payable semi-annually each February 1st and August 1st with the first payment due February 1, 2005.

      The Corporation and M&I Capital Trust B also issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consists of
      (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation's common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008.

      The Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract. Until the stock purchase date, M&I Capital Trust B will make quarterly distributions on the STACKS at the annual rate of 3.90%.

      The STACKS will be remarketed for settlement on the stock purchase date. Following a successful remarketing, the distribution rate on the STACKS will be reset. The Corporation may elect, in connection with the remarketing, that the STACKS will be redeemable at the Corporation's option at any time on or after the second anniversary of the stock purchase date.

      On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation's common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation currently estimates that it will issue approximately 8.8 million to
      10.9 million common shares to settle the stock purchase contracts.

      The Common SPACES will qualify as tier 1 capital for regulatory capital purposes.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2004 & 2003 (Unaudited)

      For accounting purposes, the Corporation will recognize the present value of the quarterly contract payments under the stock purchase contract as a liability with an offsetting reduction in shareholders' equity. The liability will increase over three years by charges to the consolidated statement of income and be reduced by the contract payments. M&I Capital Trust B will not be consolidated in the Corporation's financial statements, however, the aggregate principal amount of the subordinated debt securities the Corporation issued to M&I Capital Trust B, which is the sole asset of M&I Capital Trust B, will be reported in long-term borrowings in the Corporation's consolidated balance sheet. The interest paid on the subordinated debt securities, initially at an annual rate of 3.90%, will be reported as interest expense on long-term borrowings in the consolidated statement of income. Fees and expenses incurred for the offering of Common SPACES will be allocated between the subordinated debt securities and stock purchase contracts. The amount allocated to the subordinated debt securities will be amortized and recognized as a component of interest expense based on a level constant rate. The amount allocated to the stock purchase contracts will be a charge (reduction) to shareholders' equity. Before issuance of the common shares upon settlement of the stock purchase contracts, the stock purchase contracts will be reflected in diluted earnings per share calculations using the treasury stock method. The Corporation expects there will be some dilutive effect on earnings per share for periods when the average market price of the Corporation's common stock for the reporting period is above $46.28 but no dilutive effect on diluted earnings per share in periods when the average market price is equal to or below $46.28.

      On July 30, 2004, Metavante completed the acquisition of all of the outstanding common stock of the NYCE Corporation, for $610.7 million in cash, subject to certain adjustments. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $440.4 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 15 years amounted to $172.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                                 Three Months Ended June 30,
                                                              ------------------------------
                                                                  2004             2003
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     801,986    $     746,737

Investment securities:
   Trading securities                                               22,138           24,729
   Short-term investments                                          164,685          282,557
   Other investment securities:
      Taxable                                                    4,671,113        4,041,583
      Tax-exempt                                                 1,171,209        1,176,175
                                                              -------------    -------------
Total investment securities                                      6,029,145        5,525,044

Loans and leases:
   Loans and leases, net of unearned income                     26,507,894       24,398,674
   Less: Allowance for loan and lease losses                       359,856          345,233
                                                              -------------    -------------
   Net loans and leases                                         26,148,038       24,053,441

Premises and equipment, net                                        434,888          441,803
Accrued interest and other assets                                2,757,888        2,531,549
                                                              -------------    -------------
Total Assets                                                 $  36,171,945    $  33,298,574
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                       $   4,513,599    $   4,072,645
   Interest bearing                                             18,995,645       18,069,128
                                                              -------------    -------------
Total deposits                                                  23,509,244       22,141,773

Funds purchased and security repurchase agreements               2,279,498        2,634,792
Other short-term borrowings                                        979,383          569,678
Long-term borrowings                                             4,703,870        3,699,813
Accrued expenses and other liabilities                           1,294,056        1,052,205
                                                              -------------    -------------
Total liabilities                                               32,766,051       30,098,261

Shareholders' equity                                             3,405,894        3,200,313
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  36,171,945    $  33,298,574
                                                              =============    =============

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                                 Six Months Ended June 30,
                                                              ------------------------------
                                                                  2004             2003
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     786,580    $     755,183

Investment securities:
   Trading securities                                               22,703           21,569
   Short-term investments                                          188,598          270,039
   Other investment securities:
      Taxable                                                    4,602,099        3,962,950
      Tax-exempt                                                 1,158,940        1,186,673
                                                              -------------    -------------
Total investment securities                                      5,972,340        5,441,231

Loans and leases:
   Loans and leases, net of unearned income                     25,967,707       24,150,954
   Less: Allowance for loan and lease losses                       358,001          345,145
                                                              -------------    -------------
   Net loans and leases                                         25,609,706       23,805,809

Premises and equipment, net                                        436,637          442,656
Accrued interest and other assets                                2,702,534        2,523,553
                                                              -------------    -------------
Total Assets                                                 $  35,507,797    $  32,968,432
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                       $   4,414,879    $   3,967,157
   Interest bearing                                             18,597,021       17,679,972
                                                              -------------    -------------
Total deposits                                                  23,011,900       21,647,129

Funds purchased and security repurchase agreements               2,400,570        2,826,174
Other short-term borrowings                                        943,148          579,773
Long-term borrowings                                             4,473,229        3,698,908
Accrued expenses and other liabilities                           1,288,997        1,065,982
                                                              -------------    -------------
Total liabilities                                               32,117,844       29,817,966

Shareholders' equity                                             3,389,953        3,150,466
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  35,507,797    $  32,968,432
                                                              =============    =============

                                 OVERVIEW
                                 --------

Earnings growth in the second quarter of 2004 was in many respects driven by the same factors that affected earnings growth in the first quarter of 2004. Loan and deposit growth, lower provisions for loan and lease losses resulting from the continued improvement in credit quality, revenue and earnings growth by both the data processing segment ("Metavante") and trust services reporting unit and continued expense management resulted in double-digit earnings growth in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. During the second quarter and first half of 2004, the Corporation experienced lower revenue from mortgage loan sales compared to the same period last year.

Net income for the second quarter of 2004 amounted to $151.7 million compared to $134.7 million for the same period in the prior year, an increase of $17.0 million, or 12.7%. Diluted earnings per share was $0.67 for the three months ended June 30, 2004, compared with $0.59 for the three months ended June 30, 2003, an increase of 13.6%. The return on average assets and average equity was 1.69% and 17.92% for the quarter ended June 30, 2004, and 1.62% and 16.88%, respectively, for the quarter ended June 30, 2003.

Net income for the first half of 2004 amounted to $297.8 million compared to $262.7 million for the first half of 2003, an increase of $35.1 million, or 13.4%. Diluted earnings per share was $1.32 for the six months ended June 30, 2004, compared with $1.15 for the six months ended June 30, 2003, an increase of 14.8%. The return on average assets and average equity was 1.69% and 17.67% for the first half of 2004, and 1.61% and 16.81%, respectively, for the first half of 2003.

The Corporation has experienced strong earnings growth in the first half of 2004. Management continues to believe that low double digit earnings growth in 2004 is achievable, however, with the economy recovering slowly and modest evidence of job growth in the markets the Corporation serves, management remains cautious in its expectations that each positive attribute experienced in the first and second quarters will continue or improve in future quarters. The Corporation's actual results for the year ended December 31, 2004 could differ materially from those expected by management. See "Forward-Looking Statements" in this Form 10-Q and the Corporation's 2003 Annual Report on Form 10-K for a discussion of the various risk factors that could cause actual results to be different than expected results.


                    NOTEWORTHY TRANSACTIONS AND EVENTS
                    ----------------------------------

Some of the more notable transactions and events that occurred in the first half of 2004 and 2003 consisted of the following:

Second Quarter 2004
-------------------
On May 17, 2004, Metavante announced it had entered into a definitive agreement to acquire substantially all of the outstanding common stock of the privately held NYCE Corporation ("NYCE"), of Montvale, New Jersey, for approximately $610 million in cash, subject to certain adjustments. NYCE owns and operates one of the largest electronic funds transfer networks in the United States and provides debit card authorization processing services for automated teller machines (ATM), on-line and off-line signature based debit card transactions. It is expected that this acquisition will enable Metavante to significantly expand its electronic funds transfer (EFT) business. NYCE's annual revenue and net income in 2003 amounted to $142.8 million and $30.7 million, respectively. These results are not necessarily indicative of results to be expected by Metavante. Shareholder and regulatory approvals have been obtained and the transaction closed on July 30, 2004. See Note 14 Subsequent Events in the Notes to Financial Statements.

On May 27, 2004, Metavante completed the purchase of certain assets and the assumption of certain liabilities for $157.4 million in cash of the privately held Kirchman Corporation ("Kirchman") of Orlando, Florida. Kirchman provides automation software and compliance services to the banking industry. The acquisition of Kirchman provides Metavante with core processing software that financial institutions can run in-house, a solution that Metavante previously did not offer. One month of Kirchman's results of operations are included in the consolidated statements of income for the three and six months ended June 30, 2004. See Note 5 Business Combinations in the Notes to Financial Statements.

During the second quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. On July 29, 2004, the Corporation issued $600 million of senior notes and $400 million of Common SPACESSM under the shelf registration statement. See Note 14 Subsequent Events in the Notes to Financial Statements.

First Quarter 2004
------------------
During the first quarter of 2004, the Corporation's Banking segment completed the purchase for cash of certain assets and the assumption of certain liabilities of AmerUs Home Lending, Inc. ("AmerUs"), an Iowa-based corporation engaged in the business of brokering and servicing mortgage and home equity loans. Although not material to the Corporation, this acquisition enhances the Corporation's wholesale lending activities by expanding its broker network and acquiring technology that enhances the efficiency of the wholesale lending process.

During the first quarter of 2004, the Corporation prepaid and retired $55.0 million of higher cost fixed rate debt that resulted in a charge to earnings of $4.9 million. The loss is reported in other in Other expense in the Consolidated Statements of Income.

During the first quarter of 2004, Metavante announced the signing of a definitive agreement to acquire all of the outstanding common stock of the privately held Advanced Financial Solutions, Inc. and its affiliated companies (collectively "AFS"), of Oklahoma City, Oklahoma. AFS is a provider of image-based payment, transaction and document software technologies. AFS also operates an electronic check-clearing network through one of its affiliates. It is expected that this acquisition will allow Metavante to expand its current product offerings in payment and transaction processing and image related services, provide the technology and expertise to help banks facilitate the necessary change to comply with the Check Clearing for the 21st Century Act (known as Check 21) and capture another leg in the payments segment-electronic check image exchange. Metavante completed this acquisition on July 1, 2004. See Note 14, Subsequent Events in Notes to Financial Statements.

Second Quarter 2003
-------------------
During the second quarter of 2003, the Corporation announced it would redeem all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust, and MVBI Capital Trust would redeem all of its currently outstanding Floating Rate Trust Preferred Securities at an aggregate redemption price of $14.95 million. In conjunction with the redemption, the Corporation terminated the associated interest rate swap designated as a cash flow hedge. The loss in accumulated other comprehensive income and unamortized debt issuance costs aggregating $2.0 million were charged to Other expense in the Consolidated Statements of Income during the second quarter of 2003.

During the second quarter of 2003, the Corporation recognized impairment losses on the interest-only strips which represent retained interests associated with its auto securitization activities in the amount of $4.1 million. The loss is reported in net investment securities gains (losses) in the Consolidated Statements of Income.

First Quarter 2003
------------------
During the first quarter of 2003, Metavante completed the integration of its acquisition of Paytrust, Inc. ("Paytrust"). Acquisition-related transition expenses amounted to $2.5 million and are reported in various line items in Other expense in the Consolidated Statements of Income.


                         NET INTEREST INCOME
                         -------------------

Net interest income for the second quarter of 2004 amounted to $284.0 million compared to $263.9 million reported for the second quarter of 2003. For the six months ended June 30, 2004, net interest income amounted to $562.6 million compared to $528.4 million for the six months ended June 30, 2003. Loan growth, slower prepayment activity across all asset classes, growth in noninterest bearing deposits and the impact of prepaying higher cost debt in the latter part of 2003 all contributed to the increase in net interest income. Factors negatively affecting net interest income included the impact of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements, cash expenditures for current year acquisitions and cash expenditures for repurchases of common stock and acquisitions in the prior year.

Average earning assets in the second quarter of 2004 amounted to $32.5 billion compared to $29.9 billion in the second quarter of 2003, an increase of $2.6 billion or 8.7%. Average loans and leases accounted for $2.1 billion of the quarter over quarter growth. Average investment securities increased $0.6 billion. Average other short-term investments and trading securities decreased $0.1 billion in the second quarter of 2004 compared to the second quarter of 2003. Average earning assets for the six months ended June 30, 2004 amounted to $31.9 billion compared to $29.6 billion for the six months ended June 30, 2003, an increase of $2.3 billion or 7.9%. Average loans and leases accounted for $1.8 billion of the growth over the respective periods. Average investment securities increased $0.6 billion. Average other short-term investments and trading securities decreased $0.1 billion in the first half of 2004 compared to the same period in 2003.

Average interest bearing liabilities increased $2.0 billion or 7.9% in the second quarter of 2004 compared to the same period in 2003. Average interest bearing deposits increased $0.9 billion or 5.1% in the second quarter of 2004 compared to the second quarter of last year. Average total borrowings increased $1.1 billion or 15.3% in the second quarter of 2004 compared to the same period in 2003. For the six months ended June 30, 2004, average interest bearing liabilities increased $1.6 billion or 6.6% compared to the same period in 2003. Average interest bearing deposits increased $0.9 billion or 5.2% in the first six months of 2004 compared to the first six months of last year. Average total borrowings increased $0.7 billion or 10.0% in the first half of 2004 compared to the same period in 2003.

Average noninterest bearing deposits increased $0.4 billion or 10.8% in the three months ended June 30, 2004 compared to the same period last year. On a year-to-date basis, average noninterest bearing deposits increased $0.4 billion or 11.3% in the first six months of 2004 compared to the first six months of 2003.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                   Consolidated Average Loans and Leases
                   -------------------------------------

                                        2004                     2003                 Growth Pct.
                                -------------------  ----------------------------- -------------------
                                 Second     First     Fourth     Third    Second              Prior
                                 Quarter   Quarter    Quarter   Quarter   Quarter   Annual   Quarter
                                --------- ---------  --------- --------- --------- -------- ----------
Commercial
   Commercial                  $   7,463 $   7,142  $   6,839 $   6,912 $   7,043      6.0%      4.5%

   Commercial real estate
      Commercial mortgages         7,512     7,246      7,076     6,986     6,859      9.5      3.7
      Construction                 1,071     1,075      1,071     1,014       977      9.6      (0.4)
                                --------- ---------  --------- --------- --------- -------- ----------
   Total commercial real estate    8,583     8,321      8,147     8,000     7,836      9.5       3.1

   Commercial lease financing        393       399        384       392       390      0.8      (1.4)
                                --------- ---------  --------- --------- --------- -------- ----------
Total Commercial                  16,439    15,862     15,370    15,304    15,269      7.7       3.6

Personal
   Residential real estate
      Residential mortgages        3,210     2,958      2,811     2,751     2,705     18.6       8.5
      Construction                   292       269        246       210       189     54.7       8.7
                                --------- ---------  --------- --------- --------- -------- ----------
   Total residential real estate   3,502     3,227      3,057     2,961     2,894     21.0       8.5

   Personal loans
      Student                         83       102         95        84        97    (15.1)    (19.5)
      Credit card                    244       230        213       200       191     28.1       6.1
      Home equity loans and lines  4,688     4,439      4,215     4,100     4,075     15.1       5.6
      Other                        1,388     1,391      1,516     1,692     1,551    (10.6)     (0.2)
                                --------- ---------  --------- --------- --------- -------- ----------
   Total personal loans            6,403     6,162      6,039     6,076     5,914      8.3       3.9

   Personal lease financing          164       177        198       255       322    (48.9)     (7.1)
                                --------- ---------  --------- --------- --------- -------- ----------
Total Personal                    10,069     9,566      9,294     9,292     9,130     10.3       5.3
                                --------- ---------  --------- --------- --------- -------- ----------
Total Consolidated Average
   Loans and Leases            $  26,508 $  25,428  $  24,664 $  24,596 $  24,399      8.6%      4.2%
                                ========= =========  ========= ========= ========= ======== ==========

Total consolidated average loans and leases increased $2.1 billion or 8.6% in the second quarter of 2004 compared to the second quarter of 2003. Total average commercial loan and lease growth amounted to $1.2 billion or 7.7% in the current quarter compared to the second quarter of the prior year. The growth in average commercial loans and leases in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to the growth in average commercial real estate loans which increased $0.7 billion. Total average personal loans and leases increased $1.0 billion or 10.3% in the second quarter of 2004 compared to the second quarter of 2003. This growth was driven primarily by growth in home equity loans and lines and residential real estate loans which each increased approximately $0.6 billion. Average indirect auto loans and leases declined approximately $0.3 billion in the current quarter compared to the second quarter of the prior year. From a production standpoint, residential real estate loan closings in the second quarter of 2004 were $0.5 billion or 59.2% ahead of loan closings in the first quarter of 2004 but were approximately $0.5 billion or 27.3% lower in the second quarter of 2004 compared to the second quarter of 2003. Early indications, as measured by application volume, suggest that loan closings in the third quarter of 2004 may approximate first quarter production.

For the six month period, total consolidated average loans and leases increased $1.8 billion or 7.5% in the first half of 2004 compared to the first half of 2003. Total average commercial loan and lease growth amounted to $1.1 billion or 7.3% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The growth in average commercial loans and leases in the first half of 2004 compared to the same period in 2003 was primarily due to the growth in average commercial real estate loans which increased $0.7 billion. Total average personal loans and leases increased $0.7 billion or 7.9% in the first six months of 2004 compared to the first six months of 2003. This growth was driven primarily by growth in home equity loans and lines and residential real estate loans which each increased approximately $0.5 billion. Average indirect auto loans and leases declined approximately $0.3 billion in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. From a production standpoint, residential real estate loan closings declined approximately $1.0 billion or 32.6% in the first half of 2004 compared to the first half of 2003.

The growth in average commercial loans since the fourth quarter of 2003 has been a combination of loans to new customers and increased activity from existing customers whose businesses are in a variety of industries located in Wisconsin and generally throughout the Corporation's markets outside of the state. While it may be too early to determine if this is the early stage of more robust business loan demand, the Corporation's commercial lending activities have historically fared well as the economy strengthens in its markets. Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary consumer loan product. The Corporation anticipates these products will continue to drive growth in the consumer side of its banking activities.

Generally, the Corporation sells residential real estate production in the secondary market, although selected loans with adjustable rate characteristics are periodically retained in the portfolio. Residential real estate loans sold to investors amounted to $0.5 billion in the second quarter of 2004 compared to $1.1 billion in the second quarter of the prior year. Approximately $58.6 million of loans sold were attributable to the AmerUs acquisition. For the six months ended June 30, 2004 residential real estate loans sold to investors amounted to $0.8 billion compared to $2.1 billion in the six months ended June 30, 2003. Approximately $117.0 million of loans sold in the first half of 2004 were attributable to the AmerUs acquisition. At June 30, 2004 and 2003, the Corporation had approximately $84.3 million and $298.5 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $9.0 million in the second quarter of 2004 compared to $17.0 million in the second quarter of last year. For the six months ended June 30, 2004 and 2003, gains from the sale of mortgage loans amounted to $14.2 million and $30.3 million, respectively. Approximately $1.1 million and $2.7 million of the gain in the second quarter and first half of 2004, respectively, was attributable to the AmerUs acquisition.

Auto loans securitized and sold in the second quarter of 2004 amounted to $0.3 billion compared to $0.2 billion in the second quarter of last year. For the six months ended June 30, 2004, auto loans securitized and sold amounted to $0.4 billion compared to $0.3 billion for the six months ended June 30, 2003. For the three and six months ended June 30, 2004, losses from the sale and securitization of auto loans amounted to $3.2 million and $2.2 million, respectively. For the three and six months ended June 30, 2003, gains from the sale and securitization of auto loans amounted to $3.0 million and $5.3 million, respectively. The losses incurred in 2004 are primarily due to lower loan interest spreads associated with new auto loan production in a rising interest rate environment.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      -----------------------------

                                        2004                     2003                 Growth Pct.
                                -------------------  ----------------------------- -------------------
                                 Second     First     Fourth     Third    Second              Prior
                                 Quarter   Quarter    Quarter   Quarter   Quarter   Annual   Quarter
                                --------- ---------  --------- --------- --------- -------- ----------
Bank issued deposits
   Noninterest bearing deposits
      Commercial               $   3,129 $   2,976  $   3,112 $   2,991 $   2,799     11.8 %     5.1%
      Personal                       908       855        855       828       818     10.9       6.1
      Other                          477       485        502       530       456      4.8      (1.5)
                                --------- ---------  --------- --------- --------- -------- ----------
   Total noninterest
      bearing deposits             4,514     4,316      4,469     4,349     4,073     10.8       4.6

   Interest bearing deposits
      Savings and NOW              3,395     3,303      3,282     3,273     3,139      8.2       2.8
      Money market                 5,657     5,780      6,015     6,040     6,135     (7.8)     (2.1)
      Foreign activity               943       909        799       759       861      9.5       3.7
                                --------- ---------  --------- --------- --------- -------- ----------
   Total interest
      bearing deposits             9,995     9,992     10,096    10,072    10,135     (1.4)      0.0

   Time deposits
      Other CDs and time deposits  2,582     2,611      2,659     2,707     2,791     (7.5)     (1.1)
      CDs greater than $100,000      660       632        633       617       628      5.1       4.5
                                --------- ---------  --------- --------- --------- -------- ----------
   Total time deposits             3,242     3,243      3,292     3,324     3,419     (5.2)      0.0
                                --------- ---------  --------- --------- --------- -------- ----------
Total bank issued deposits        17,751    17,551     17,857    17,745    17,627      0.7       1.1

Wholesale deposits
   Money market                       72        75         74        73        75     (3.8)     (3.9)
   Brokered CDs                    4,498     3,854      3,270     2,938     3,048     47.6      16.7
   Foreign time                    1,188     1,035      1,282     1,399     1,392    (14.7)     14.8
                                --------- ---------  --------- --------- --------- -------- ----------
Total wholesale deposits           5,758     4,964      4,626     4,410     4,515     27.5      16.0
                                --------- ---------  --------- --------- --------- -------- ----------
Total consolidated
   average deposits            $  23,509 $  22,515  $  22,483 $  22,155 $  22,142      6.2 %     4.4%
                                ========= =========  ========= ========= ========= ======== ==========

Total consolidated average deposits increased $1.4 billion or 6.2% in the second quarter of 2004 compared to the second quarter of 2003. Average noninterest bearing deposits increased $0.4 billion or 10.8% while average bank-issued interest bearing activity accounts were relatively unchanged in the current quarter compared to the second quarter of the prior year. Average bank-issued time deposits declined $0.1 billion in the second quarter of 2004 compared to the second quarter of 2003, but recently has shown some signs of growth.

For the six months ended June 30, 2004, total average consolidated deposits increased $1.4 billion or 6.3% compared to the six months ended June 30, 2003. Average noninterest bearing deposits increased $0.4 billion or 11.3% while average bank-issued interest bearing activity accounts were relatively unchanged in the first half of 2004 compared to the first half of 2003.

The growth in bank issued deposits, especially noninterest bearing deposits, includes both commercial and retail banking and was influenced by the lower interest rate environment. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation's profitability. The Corporation continues to emphasize the sale of checking products. However, management expects the annual growth in noninterest bearing balances in 2004 to be more modest than that experienced in 2003.

For the three and six months ended June 30, 2004, average wholesale deposits increased $1.2 billion and $1.3 billion, respectively compared to the three and six months ended June 30, 2003. The Corporation continues to make greater use of wholesale funding alternatives, especially institutional certificates of deposits. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships.

During the first quarter of 2004, a fixed rate advance from the Federal Home Loan Bank ("FHLB") aggregating $55.0 million with an annual coupon interest rate of 5.06% was prepaid and retired resulting in a charge to earnings of $4.9 million. In addition, $45.0 million of FHLB fixed rate advances with an annual coupon interest rate of 5.48% matured. During the first quarter of 2004, $225.0 million of senior bank notes with an annual weighted average coupon interest rate of 2.81% were issued. In addition, $200.0 million of amortizing senior bank notes with a semi-annual coupon interest rate of 2.90% were issued. New FHLB advances amounted to $150.0 million with an annual coupon interest rate of 2.07% in the first quarter of 2004 and $500.0 million with an annual weighted coupon interest rate of 3.29% in the second quarter of 2004. During the second quarter of 2004, the Corporation issued $100.0 million of Series E medium term notes with an annual coupon rate of 1.72% and $2.6 million of MiNotes with an annual weighted average coupon interest rate of 4.97%.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and six months ended June 30, 2004 and 2003, are presented in the following tables ($ in millions):

                    Consolidated Yield and Cost Analysis
                    ------------------------------------

                                          Three Months Ended              Three Months Ended
                                             June 30, 2004                   June 30, 2003
                                 --------------------------------  -------------------------------
                                                           Average                           Average
                                      Average              Yield or     Average              Yield or
                                      Balance   Interest   Cost (b)     Balance   Interest   Cost (b)
                                    ----------- --------- ---------   ----------- --------- ---------
Loans and leases: (a)
   Commercial loans and leases     $  7,855.9  $   89.7      4.59 %  $  7,432.7  $   86.6      4.68 %
   Commercial real estate loans       8,582.9     113.9      5.34       7,835.8     112.4      5.75
   Residential real estate loans      3,501.8      47.2      5.42       2,894.0      43.8      6.07
   Home equity loans and lines        4,688.6      61.1      5.24       4,074.8      59.0      5.81
   Personal loans and leases          1,878.7      23.3      5.00       2,161.4      29.8      5.53
                                    ----------  --------  ---------   ----------  --------  ---------
Total loans and leases               26,507.9     335.2      5.09      24,398.7     331.6      5.45

Investment securities (b):
   Taxable                            4,671.1      48.6      4.19       4,041.6      41.3      4.15
   Tax Exempt (a)                     1,171.2      21.7      7.59       1,176.2      21.7      7.57
                                    ----------  --------  ---------   ----------  --------  ---------
Total investment securities           5,842.3      70.3      4.87       5,217.8      63.0      4.92

Trading securities (a)                   22.1       0.1      1.05          24.7       0.1      0.94

Other short-term investments            164.7       0.4      1.00         282.5       0.7      1.01
                                    ----------  --------  ---------   ----------  --------  ---------
Total interest earning assets      $ 32,537.0  $  406.0      5.02 %  $ 29,923.7  $  395.4      5.31 %
                                    ==========  ========  =========   ==========  ========  =========
Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $  9,995.5  $   15.8      0.64 %  $ 10,134.8  $   20.7      0.82 %
      Bank issued time deposits       3,241.8      19.2      2.38       3,418.9      21.6      2.54
                                    ----------  --------  ---------   ----------  --------  ---------
   Total bank issued deposits        13,237.3      35.0      1.06      13,553.7      42.3      1.25
   Wholesale deposits                 5,758.3      23.0      1.61       4,515.4      18.0      1.60
                                    ----------  --------  ---------   ----------  --------  ---------
Total interest bearing deposits      18,995.6      58.0      1.23      18,069.1      60.3      1.34

Short-term borrowings                 3,258.9      14.2      1.76       3,204.5      21.0      2.63
Long-term borrowings                  4,703.9      41.8      3.57       3,699.8      42.3      4.58
                                    ----------  --------  ---------   ----------  --------  ---------
Total interest bearing liabilities $ 26,958.4  $  114.0      1.70 %  $ 24,973.4  $  123.6      1.98 %
                                    ==========  ========  =========   ==========  ========  =========
Net interest margin (FTE) as a
   percent of average earning assets           $  292.0      3.61 %              $  271.8      3.65 %
                                                ========  =========               ========  =========
Net interest spread (FTE)                                    3.32 %                            3.33 %
                                                          =========                         =========

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

                    Consolidated Yield and Cost Analysis
                    ------------------------------------

                                           Six Months Ended               Six Months Ended
                                             June 30, 2004                   June 30, 2003
                                 --------------------------------  -------------------------------
                                                           Average                           Average
                                      Average              Yield or     Average              Yield or
                                      Balance   Interest   Cost (b)     Balance   Interest   Cost (b)
                                    ----------- --------- ---------   ----------- --------- ---------
Loans and leases: (a)
   Commercial loans and leases     $  7,698.4  $  177.2      4.63 %  $  7,327.3  $  170.4      4.69 %
   Commercial real estate loans       8,452.1     225.0      5.35       7,724.4     224.3      5.86
   Residential real estate loans      3,364.2      91.9      5.49       2,846.1      87.9      6.23
   Home equity loans and lines        4,563.4     120.1      5.29       4,061.6     118.5      5.88
   Personal loans and leases          1,889.6      47.6      5.07       2,191.5      61.3      5.64
                                    ----------  --------  ---------   ----------  --------  ---------
Total loans and leases               25,967.7     661.8      5.13      24,150.9     662.4      5.53

Investment securities (b):
   Taxable                            4,602.1      96.9      4.26       3,963.0      87.1      4.50
   Tax Exempt (a)                     1,158.9      43.1      7.64       1,186.7      43.9      7.61
                                    ----------  --------  ---------   ----------  --------  ---------
Total investment securities           5,761.0     140.0      4.93       5,149.7     131.0      5.21

Trading securities (a)                   22.7       0.2      1.33          21.6       0.1      1.18

Other short-term investments            188.6       0.9      1.01         270.0       1.5      1.08
                                    ----------  --------  ---------   ----------  --------  ---------
Total interest earning assets      $ 31,940.0  $  802.9      5.06 %  $ 29,592.2  $  795.0      5.43 %
                                    ==========  ========  =========   ==========  ========  =========
Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $  9,993.7  $   31.3      0.63 %  $ 10,085.8  $   43.1      0.86 %
      Bank issued time deposits       3,242.0      38.4      2.38       3,492.7      45.4      2.62
                                    ----------  --------  ---------   ----------  --------  ---------
   Total bank issued deposits        13,235.7      69.7      1.06      13,578.5      88.5      1.31
   Wholesale deposits                 5,361.3      43.8      1.65       4,101.5      34.7      1.71
                                    ----------  --------  ---------   ----------  --------  ---------
Total interest bearing deposits      18,597.0     113.5      1.23      17,680.0     123.2      1.40

Short-term borrowings                 3,343.7      30.1      1.81       3,405.9      43.0      2.55
Long-term borrowings                  4,473.3      80.8      3.63       3,698.9      84.5      4.61
                                    ----------  --------  ---------   ----------  --------  ---------
Total interest bearing liabilities $ 26,414.0  $  224.4      1.71 %  $ 24,784.8  $  250.7      2.04 %
                                    ==========  ========  =========   ==========  ========  =========
Net interest margin (FTE) as a
   percent of average earning assets           $  578.5      3.65 %              $  544.3      3.72 %
                                                ========  =========               ========  =========
Net interest spread (FTE)                                    3.35 %                            3.39 %
                                                          =========                         =========

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin, as a percent of average earning assets on a fully taxable equivalent basis ("FTE"), decreased 4 basis points from 3.65 percent in the second quarter of 2003 to 3.61 percent in the second quarter of 2004. The yield on average interest earning assets decreased 29 basis points in the second quarter of 2004 compared to the second quarter of the prior year. The cost of bank issued interest bearing deposits in the current quarter decreased 19 basis points from the same quarter of the previous year. The increase in noninterest bearing deposits as previously discussed provided a benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) decreased 54 basis points in the current quarter compared to the second quarter of last year.

On a year to date basis, the net interest margin, as a percent of average earning assets on a FTE basis, decreased 7 basis points from 3.72 percent in the six months ended June 30, 2003 to 3.65 percent in the six months ended June 30, 2004. The yield on average interest earning assets decreased 37 basis points in the first half of 2004 compared to the first six months of the prior year. The cost of bank issued interest bearing deposits in the six months ended June 30, 2004, decreased 25 basis points from the same period of the previous year. As previously discussed, the increase in noninterest bearing deposits provided a benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) decreased 56 basis points in the six months ended June 30, 2004, compared to the six months ended June 30, 2003.

Net interest income for the quarter and first six months of 2004 was affected by a number of factors. Loan growth, the early retirement of higher cost debt in the latter part of 2003, and lower levels of prepayment activity were beneficial to net interest income in 2004. The low absolute level of interest rates and increased level of prepayments experienced in the first three quarters of 2003 shortened the expected life of many of the Corporation's financial assets. Lower reinvestment rates and a conscious slowing in deposit repricing resulting from selectively lowering deposit rates, has adversely impacted net interest income.

Management expects the net interest margin as a percent of average earning assets will likely trend down over the remainder of 2004 as a result of the following: loan spreads tend to be more narrow, particularly as interest rates increase; as the economy improves, the Corporation's capacity to generate loans will likely exceed its ability to generate appropriately priced deposits; and the cost of funding Metavante's recent acquisitions will result in additional interest expense in future periods. See Note 14, Subsequent Events, in Notes to Financial Statements for a description of recently completed debt offerings. Net interest income and the net interest margin can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.


         PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
         ------------------------------------------------------

The following tables present comparative consolidated credit quality information as of June 30, 2004, and the prior four quarters.

                           Nonperforming Assets
                           --------------------
                                  ($000's)

                                                 2004                              2003
                                       ------------------------   -------------------------------------
                                         Second        First        Fourth        Third       Second
                                         Quarter      Quarter       Quarter      Quarter      Quarter
                                       -----------  -----------   -----------  -----------  -----------
Nonaccrual                            $   137,845  $   149,550   $   166,387  $   180,535  $   195,448

Renegotiated                                  253          261           278          286          304

Past due 90 days or more                    6,902        6,296         6,111        6,479        7,561
                                       -----------  -----------   -----------  -----------  -----------
Total nonperforming loans and leases      145,000      156,107       172,776      187,300      203,313

Other real estate owned                    10,394       13,172        13,235       13,642       10,527
                                       -----------  -----------   -----------  -----------  -----------
Total nonperforming assets            $   155,394  $   169,279   $   186,011  $   200,942  $   213,840
                                       ===========  ===========   ===========  ===========  ===========

Allowance for loan and lease losses   $   357,898  $   353,687   $   349,561  $   348,100  $   348,100
                                       ===========  ===========   ===========  ===========  ===========

                          Consolidated Statistics
                          -----------------------

                                                 2004                              2003
                                       ------------------------   -------------------------------------
                                         Second        First        Fourth        Third       Second
                                         Quarter      Quarter       Quarter      Quarter      Quarter
                                       -----------  -----------   -----------  -----------  -----------
Net charge-offs to average
   loans and leases annualized               0.08%        0.08%         0.13%        0.13%        0.16%
Total nonperforming loans and leases
   to total loans and leases                 0.53         0.60          0.69         0.76         0.82
Total nonperforming assets to total loans
   and leases and other real estate owned    0.57         0.65          0.74         0.82         0.86
Allowance for loan and lease losses
   to total loans and leases                 1.32         1.36          1.39         1.41         1.40
Allowance for loan and lease losses
   to total nonperforming loans and leases    247          227           202          186          171

                     Nonaccrual Loans and Leases By Type
                     -----------------------------------
                                  ($000's)

                                                 2004                              2003
                                       ------------------------   -------------------------------------
                                         Second        First        Fourth        Third       Second
                                         Quarter      Quarter       Quarter      Quarter      Quarter
                                       -----------  -----------   -----------  -----------  -----------
Commercial
   Commercial, financial
      and agricultural                $    39,473  $    45,714   $    56,096  $    66,571  $    77,389
   Lease financing receivables              6,398        7,381        13,308        4,538        6,350
                                       -----------  -----------   -----------  -----------  -----------
Total commercial                           45,871       53,095        69,404       71,109       83,739

Real estate
   Construction and land development        1,724           78           800          353          460
   Commercial mortgage                     38,561       46,172        42,857       47,012       46,346
   Residential mortgage                    50,776       49,528        52,098       60,287       63,843
                                       -----------  -----------   -----------  -----------  -----------
Total real estate                          91,061       95,778        95,755      107,652      110,649

Personal                                      913          677         1,228        1,774        1,060
                                       -----------  -----------   -----------  -----------  -----------
Total nonaccrual loans and leases     $   137,845  $   149,550   $   166,387  $   180,535  $   195,448
                                       ===========  ===========   ===========  ===========  ===========


             Reconciliation of Allowance for Loan and Lease Losses
             -----------------------------------------------------
                                  ($000's)

                                                 2004                              2003
                                       ------------------------   -------------------------------------
                                         Second        First        Fourth        Third       Second
                                         Quarter      Quarter       Quarter      Quarter      Quarter
                                       -----------  -----------   -----------  -----------  -----------
Beginning balance                     $   353,687  $   349,561   $   348,100  $   348,100  $   338,253

Provision for loan and lease losses         9,227        9,027         9,807        7,852       19,642

Allowance of banks and loans acquired          --           27            --           --           --

Loans and leases charged-off
   Commercial                               4,015        2,904         4,497        4,317        6,619
   Real estate                              2,765        3,138         5,142        3,238        3,739
   Personal                                 2,616        3,653         3,661        2,528        2,942
   Leases                                     536        1,001         2,494          880        1,191
                                       -----------  -----------   -----------  -----------  -----------
Total charge-offs                           9,932       10,696        15,794       10,963       14,491

Recoveries on loans and leases
   Commercial                               2,279        2,886         3,810        1,400        2,624
   Real estate                              1,336        1,555         2,508          591          772
   Personal                                   906          756           762          831          732
   Leases                                     395          571           368          289          568
                                       -----------  -----------   -----------  -----------  -----------
Total recoveries                            4,916        5,768         7,448        3,111        4,696
                                       -----------  -----------   -----------  -----------  -----------
Net loans and leases charge-offs            5,016        4,928         8,346        7,852        9,795
                                       -----------  -----------   -----------  -----------  -----------
Ending balance                        $   357,898  $   353,687   $   349,561  $   348,100  $   348,100
                                       ===========  ===========   ===========  ===========  ===========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $10.4 million at June 30, 2004, compared to $13.2 million at March 31, 2004 and December 31, 2003, respectively.

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

At June 30, 2004, nonperforming loans and leases amounted to $145.0 million or 0.53% of consolidated loans and leases compared to $156.1 million or 0.60% of consolidated loans and leases at March 31, 2004 and $172.8 million or 0.69% of consolidated loans and leases at December 31, 2003. Nonaccrual loans and leases have been the primary source of the decrease in nonperforming loans and leases since December 31, 2003. The net decrease was primarily due to continued reductions and positive resolutions in several portfolio segments and improving credit conditions throughout the loan and lease portfolios.

Net charge-offs amounted to $5.0 million or 0.08% of average loans and leases in the second quarter of 2004 compared to $4.9 million or 0.08% of average loans and leases in the first quarter of 2004 and $8.3 million or 0.13% of average loans and leases in the fourth quarter of 2003. The net charge-off activity experienced in the first and second quarters of 2004 are the lowest levels experienced in any individual quarter since the second quarter of 2000. This lower level of net charge-offs has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to a lower level in future periods.

Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs which were lower than expected based on the state of the economy in the markets the Corporation serves. At year-end 2003, the Corporation disclosed that it expects net charge-offs in 2004 to range from 0.15% to 0.20% for the year and nonperfoming loans and leases as a percent of total loans and leases outstanding to be in the range of 70-80 basis points. Based on first and second quarter experience, it appears that the Corporation's credit quality ratios may be at the low end of these ranges in the near term. Management continues to believe that the long-term impact of the recent recession may still provide some unanticipated results within the loan and lease portfolio and some degree of stress and uncertainty continues to exist.

The provision for loan and lease losses amounted to $9.2 million for the three months ended June 30, 2004 compared to $9.0 million for the three months ended March 31, 2004 and $19.6 million for the three months ended June 30, 2003. The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The allowance for loan and lease losses as a percent of total loans and leases outstanding was 1.32% at June 30, 2004, 1.36% at March 31, 2004 and 1.39% at December 31, 2003.


                             OTHER INCOME
                             ------------

Total other income in the second quarter of 2004 amounted to $330.0 million compared to $294.7 million in the same period last year, an increase of $35.3 million or 12.0%. For the six months ended June 30, 2004, total other income amounted to $643.4 million compared to $585.2 million for the six months ended June 30, 2003, an increase of $58.2 million or 10.0%. The increase in other income was primarily due to growth in data processing services and trust services revenue and was partially offset by lower mortgage banking revenue.

Data processing services revenue amounted to $197.3 million in the second quarter of 2004 compared to $158.0 million in the second quarter of 2003, an increase of $39.3 million or 24.9%. For the six months ended June 30, 2004, data processing services revenue amounted to $383.5 million compared to $315.1 million for the six months ended June 30, 2003, an increase of $68.4 million or 21.7%. Revenue associated with Metavante's November 2003 acquisition of Printing For Systems, Inc. and the May 2004 acquisition of the Kirchman Corporation contributed approximately $14.9 million and $26.8 million to the revenue growth in the three and six months ended June 30, 2004, over the comparable three and six months ended June 30, 2003. Overall, revenue growth was generally strong throughout all aspects of the segment. Total buyout revenue, which varies from period to period, increased $1.3 million in the current quarter compared to the second quarter of last year. For the six months ended June 30, 2004 buyout revenue increased $2.2 million compared to the six months ended June 30, 2003. Management expects data processing services revenue will continue to demonstrate revenue growth over the comparative periods of the prior year. Management continues to believe that the revenue and segment income outlook that was provided in the 2003 Annual Report on Form 10-K for the year ended December 31, 2004 is achievable and will be enhanced by Metavante's recent acquisitions. See Note 14, Subsequent Events in Notes to Financial Statements for an update on Metavante's recently completed acquisitions.

For the three months ended June 30, 2004, item processing revenue amounted to $10.9 million compared to $9.6 million for the three months ended June 30, 2003, an increase of $1.3 million or 13.9%. For the six months ended June 30, 2004, item processing revenue amounted to $22.3 million compared to $19.8 million for the six months ended June 30, 2003, an increase of $2.5 million or 12.5%. The increase in revenues is due to new customers and increased volumes processed.

Trust services revenue amounted to $37.9 million in the second quarter of 2004 compared to $31.2 million in the second quarter of 2003, an increase of $6.7 million or 21.6%. For the six months ended June 30, 2004, trust services revenue amounted to $74.2 million compared to $61.2 million for the six months ended June 30, 2003, an increase of $13.0 million or 21.2%. Revenue associated with the employee benefit plan business purchased from a national banking association located in Missouri contributed approximately $2.7 million and $4.3 million to the revenue growth in the three and six months ended June 30, 2004 compared to the same periods in the prior year. The remainder of the increase in revenue was due to sales efforts, positive equity market performance and some shifting of funds into equities. Assets under management were approximately $17.1 billion at June 30, 2004, compared to $15.7 billion at December 31, 2003, and $14.0 billion at June 30, 2003.

Total mortgage banking revenue was $11.7 million in the second quarter of 2004 compared with $21.8 million in the second quarter of 2003, a decrease of $10.1 million. For the six months ended June 30, 2004, total mortgage banking revenue was $18.7 million compared with $39.3 million for the six months ended June 30, 2003, a decrease of $20.6 million. For the three and six months ended June 30, 2004, the Corporation sold $0.5 billion and $0.8 billion of residential mortgage loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.7 million for the six months ended June 30, 2004. By comparison, for the three and six months ended June 30, 2003, the Corporation sold $1.1 billion and $2.1 billion of residential mortgage loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $1.0 million for the six months ended June 30, 2003. Approximately $58.6 million of the residential mortgage loans sold and $1.1 million of the reported gain recognized in the second quarter of 2004 and $117.0 million of the residential mortgage loans sold and $2.7 million of the reported gain recognized in the first half of 2004 was attributable to the AmerUs acquisition.

Net investment securities activities for the three and six months ended June 30, 2004 were not significant. For the three and six months ended June 30, 2003 net investment securities losses amounted to $2.6 million and $1.0 million, respectively. Impairment losses on the interest-only strips which represent retained interests associated with auto loan securitization activity amounted to $4.1 million in the second quarter of 2003. For the six months ended June 30, 2003, the Corporation's Capital Markets Group recognized gains, which can vary from period to period, of $1.8 million.

Other income in the second quarter of 2004 amounted to $39.9 million compared to $43.1 million in the second quarter of 2003, a decrease of $3.2 million. For the six months ended June 30, 2004, other income amounted to $80.8 million compared to $83.6 million for the six months ended June 30, 2003, a decrease of $2.8 million. For the three and six months ended June 30, 2004, auto securitization income decreased $5.7 million and $6.7 million compared to the same periods of the prior year as previously discussed. During the second quarter of 2003, the Corporation sold two bank branches at a gain of $0.9 million. Gains from the sale of other real estate decreased $0.8 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease was primarily due to the sale of one large property in the first quarter of 2003. Growth in various other sources of fee income in the second quarter and first six months of 2004 compared to the respective periods of 2003, offset the income declines previously discussed.


                              OTHER EXPENSE
                              -------------

Total other expense for the three months ended June 30, 2004 amounted to $374.7 million compared to $335.7 million for the three months ended June 30, 2003, an increase of $39.0 million or 11.6%. For the six months ended June 30, 2004, total other expense amounted to $737.0 million compared to $671.3 million for the six months ended June 30, 2003, an increase of $65.7 million or 9.8%. Total other expense for the second quarter of 2004 includes the product impairment charge by Metavante, the operating expenses associated with Metavante's acquisition of Printing For Systems, Inc. in November 2003 and the Kirchman Corporation in May 2004, the purchase of certain employee benefit plan segments beginning in the third quarter of 2003 by the Trust Services reporting unit and the purchase of AmerUs Home Lending, Inc. by the Banking segment on January 1, 2004. Such operating expenses have all been included in the Corporation's consolidated operating expenses since the acquisitions were completed. Total other operating expenses for the six months ended June 30, 2004, includes the aforementioned items as well as the charge in the first quarter of 2004 for the early retirement of some higher cost fixed rate debt. Total other expense for the six months ended June 30, 2003 includes the transition costs associated with the completion of Metavante's integration of Paytrust. For the three and six months ended June 30, 2004, the estimated aggregate impact of these items was an increase to total other expense over the comparative periods of approximately $20.8 million and $33.3 million, respectively. Excluding the impact of these items, total other expense growth in the second quarter of 2004 compared to the second quarter of 2003 was approximately $18.2 million or 5.4% and for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, was approximately $32.4 million or 4.8%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 2004, and prior four quarters were:

                              Efficiency Ratios
                              -----------------

                                                       Three Months Ended
                                  ---------------------------------------------------------------
                                     June 30,    March 31, December 31, September 30,  June 30,
                                       2004        2004        2003         2003         2003
                                  ---------------------------------------------------------------
Consolidated Corporation                60.2  %     60.4  %     63.9  %      69.4  %      59.0  %

Consolidated Corporation
   Excluding Metavante                  48.8  %     49.2  %     52.1  %      60.6  %      48.2  %

Salaries and employee benefits expense amounted to $211.9 million in the second quarter of 2004 compared to $193.5 million in the second quarter of 2003, an increase of $18.4 million or 9.5%. For the six months ended June 30, 2004, salaries and employee benefits expense amounted to $415.8 compared to $390.7 million for the six months ended June 30, 2003, an increase of $25.1 million or 6.4%. Salaries and benefits associated with acquisitions and increases in performance-based incentive compensation were the primary drivers of the growth in salaries and employee benefits expense in the second quarter and first six months of 2004 compared to the respective periods in 2003. Salaries and expense growth for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was offset by the salaries and benefits expense associated with the Paytrust integration activities in the first quarter of 2003.

For the three and six months ended June 30, 2004, occupancy and equipment expense amounted to $44.5 million and $91.8 million, respectively and was relatively unchanged over the comparative periods. Included in equipment expense for the three and six months ended June 30, 2004, was approximately $0.4 million of charges associated with a product impairment as previously discussed. Occupancy and equipment expense associated with the Paytrust integration activities in the first quarter of the 2003 was approximately $0.8 million.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $58.5 million in the second quarter of 2004 compared to $48.7 million in the second quarter of 2003, an increase of $9.8 million or 20.2%. Metavante contributed approximately $9.0 million to the expense growth, with a significant part of that expense growth due to its acquisitions. Expense growth in these areas by other segments and the holding company were offset by lower expenses associated with residential mortgage loan production which were approximately $1.8 million less in the second quarter of 2004 compared to the second quarter of the prior year. For the six months ended June 30, 2004, software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $114.0 million compared to $100.9 million for the six months ended June 30, 2003, an increase of $13.1 million or 12.9%. Metavante's expense growth in these areas, including the effect of its acquisitions net of the applicable expenses associated with the Paytrust integration activities in the first quarter of 2003, was the primary contributor to the expense growth in the first six months of 2004 compared to the first six months in 2003. Expense growth in these areas by other segments and the holding company were offset by lower expenses associated with residential mortgage loan production which were approximately $3.5 million less in the six month ended June 30, 2004 compared to the six months ended June 30, 2003.

Amortization of intangibles amounted to $5.4 million in the second quarter of 2004 compared to $7.5 million in the second quarter of 2003, a decrease of $2.1 million. For the six months ended June 30, 2004, amortization of intangibles amounted to $10.9 million compared to $14.4 million for the six months ended June 30, 2003, a decrease of $3.5 million. Amortization and valuation reserve adjustments associated with mortgage servicing rights decreased amortization expense $2.1 million in the second quarter of 2004 compared to the second quarter of 2003 and decreased amortization expense $2.7 million in the first half of 2004 compared to the first half of 2003. The carrying value of the Corporation's mortgage servicing rights was $4.3 million at June 30, 2004. Amortization of core deposit intangibles, which is based on a declining balance method, decreased $0.6 million in the second quarter of 2004 compared to the second quarter of the prior year and decreased $1.7 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Included in amortization of intangibles for the three and six months ended June 30, 2004 is Metavante's $0.2 million write-off of a customer-related intangible associated with an impaired product as previously discussed.

Other expense amounted to $54.4 million in the second quarter of 2004 compared to $39.9 million in the second quarter of 2003, an increase of $14.5 million or 36.4%. For the six months ended June 30, 2004, other expense amounted to $104.5 million compared to $71.8 million for the six months ended June 20, 2003, an increase of $32.7 million or 45.6%. For the three and six months ended June 30, 2004, the cost associated with card plastic sales increased $3.6 million and $9.1 million, respectively compared to the respective periods of the prior year. This increase was primarily attributable to Metavante's acquisition of Printing For Systems, Inc. Other expense for the three and six months ended June 30, 2003 includes the $2.0 million charge associated with redemption of all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust as previously discussed. Other expense for the six months ended June 30, 2004, includes the $4.9 million charge associated with the early retirement of $55.0 million of higher cost fixed rate debt which occurred during the first quarter of 2004.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion amortization was $6.7 million in the second quarter of 2004 and in the second quarter of 2003 net capitalization amounted to $5.2 million resulting in an increase to other expense over the comparative quarters of $11.9 million. For the six months ended June 30, 2004, net software and conversion amortization was $9.7 million and for the six months ended June 30, 2003, net capitalization amounted to $8.4 million resulting in an increase to other expense over the comparative six month periods of $18.1 million. Included in net software and conversion amortization for the three and six months ended June 30, 2004 is Metavante's $4.9 million write-off of capitalized software associated with an impaired product as previously discussed.


                               INCOME TAXES
                               ------------

The provision for income taxes for the three months ended June 30, 2004 amounted to $78.4 million or 34.1% of pre-tax income compared to $68.7 million or 33.8% of pre-tax income for the three months ended June 30, 2003. For the six months ended June 30, 2004, the provision for income taxes amounted to $153.0 million or 33.9% of pre-tax income compared to $134.3 million or 33.8% of pre-tax income for the six months ended June 30, 2003.


                     LIQUIDITY AND CAPITAL RESOURCES
                     -------------------------------

Shareholders' equity was $3.43 billion or 9.3% of total consolidated assets at June 30, 2004, compared to $3.33 billion or 9.7% of total consolidated assets at December 31, 2003, and $3.24 billion or 9.5% of total consolidated assets at June 30, 2003. The increase at June 30, 2004 was primarily due to earnings net of dividends paid. At June 30, 2004, the net loss in accumulated other comprehensive income amounted to $51.9 million which represent a negative change in accumulated other comprehensive income of $54.6 million since December 31, 2003. Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of $41.8 million at December 31, 2003, compared to a net loss of $23.2 million at June 30, 2004, resulting in a net loss of $65.0 million over the six month period. The unrealized loss associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges declined $10.4 million since December 31, 2003, resulting in the net increase in shareholders' equity.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. During the second quarter of 2004, no common shares were acquired under the program. For the six months ended June 30, 2004, 2.3 million common shares were acquired at an aggregate cost of $88.5 million or an average price of $38.98 per common share. As a result of the Metavante acquisitions, the Corporation does not expect that it will acquire common shares under the Stock Repurchase Program in the near term. See Item 2 in Part II of this Form 10-Q for the monthly purchase activity relating to the Corporation's Stock Repurchase Program in 2004. For the three and six months ended June 30, 2003, 0.15 million common shares were acquired at an aggregate cost of $4.4 million or $29.66 per common share.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                             RISK-BASED CAPITAL RATIOS
                             _________________________

                                  ($ in millions)

                                       June 30, 2004                  December 31, 2003
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,526           8.33 % $           2,538           8.87 %
 Tier 1 Capital
   Minimum Requirement                 1,213           4.00               1,144           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,313           4.33 % $           1,394           4.87 %
                            ================================   ================================

 Total Capital             $           3,509          11.57 % $           3,511          12.28 %
 Total Capital
   Minimum Requirement                 2,426           8.00               2,288           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,083           3.57 % $           1,223           4.28 %
                            ================================   ================================

 Risk-Adjusted Assets      $          30,324                  $          28,601
                            =================                  =================

                                   LEVERAGE RATIOS
                                   ---------------
                                   ($ in millions)

                                       June 30, 2004                  December 31, 2003
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,526           7.23 % $           2,538           7.80 %
 Minimum Leverage
   Requirement               1,048  -  1,746   3.00 -  5.00       977  -  1,628   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,478  -    780   4.23 -  2.23 % $ 1,561  -    910   4.80 -  2.80 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          34,915                  $          32,553
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $5.1 billion at June 30, 2004, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.8 billion at June 30, 2004, provides liquidity from maturities and amortization payments. The Corporation's mortgage loans held-for-sale provide additional liquidity. These loans represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $16.1 billion in the second quarter of 2004. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $5.8 billion in the second quarter of 2004.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 7 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2004.

The Corporation's lead bank, M&I Marshall & Ilsley Bank ("the Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at June 30, 2004, amounted to $2.6 billion of which $0.6 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. There were no bank notes issued during the second quarter of 2004.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration statement which is intended to permit M&I to raise funds through sales of corporate debt securities with a relatively short lead time. Under the shelf registration statement, the Corporation may issue up to $0.5 billion of medium-term Series E notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At June 30, 2004, Series E notes issued amounted to $0.4 billion. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At June 30, 2004, MiNotes issued amounted to $0.1 billion. Approximately $2.6 million of MiNotes were issued during the second quarter of 2004. Additionally, the Corporation has a commercial paper program. At June 30, 2004, commercial paper outstanding amounted to $0.3 billion.

During the second quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. On July 29, 2004, the Corporation issued $600 million of senior notes and $400 million of Common SPACES under the shelf registration statement. See Note 14 Subsequent Events in the Notes to Financial Statements.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $2.2 billion at June 30, 2004. Long-term borrowings amounted to $5.1 billion at June 30, 2004.
The scheduled maturities of long-term borrowings at June 30, 2004 are as follows: $1.4 billion is due in less than one year; $1.6 billion is due in one to three years; $0.9 billion is due in three to five years; and $1.2 billion is due in more than five years. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.


                      OFF-BALANCE SHEET ARRANGEMENTS
                      ------------------------------

At June 30, 2004, there have been no substantive changes with respect to the Corporation's off-balance sheet activities. See Note 7 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2004. Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.


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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at June 30, 2004:

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

      At June 30, 2004, special reserves continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, and the airline and travel industries. The majority of the commercial charge-offs incurred during the past two years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined.

      During the second quarter of 2004, the Corporation's commitments to Shared National Credits were approximately $2.4 billion with usage averaging around 37%. Many of these borrowers are in industries impacted by the recent months economic climate. In addition, many of the Corporation's largest charge-offs have come from Shared National Credits. Approximately $3.1 million of the net charge-offs in 2003 came from Shared National Credits. Although these factors result in an increased risk profile, as of June 30, 2004, Shared National Credit nonperforming loans were approximately 0.05% and 0.07% of this segment's total commitments and outstandings, respectively. The Corporation's exposure to Shared National Credits is monitored closely given the economic uncertainty as well as this segment's loss experience.

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

      At June 30, 2004, nonperforming loans and leases amounted to $145.0 million or 0.53% of consolidated loans and leases compared to $156.1 million or 0.60% of consolidated loans and leases at March 31, 2004 and $172.8 million or 0.69% of consolidated loans and leases at December 31, 2003. Nonaccrual loans and leases have been the primary source of the decrease in nonperforming loans and leases since December 31, 2003. The net decrease was primarily due to continued reductions and positive resolutions in several portfolio segments and improving credit conditions throughout the loan and lease portfolios.

      Net charge-offs amounted to $5.0 million or 0.08% of average loans and leases in the second quarter of 2004 compared to $4.9 million or 0.08% of average loans and leases in the first quarter of 2004 and $8.3 million or 0.13% of average loans and leases in the fourth quarter of 2003. The net charge-off activity experienced in the first and second quarters of 2004 are the lowest levels experienced by the Corporation in any individual quarter since the second quarter of 2000. This lower level of net charge-offs in the first six months of 2004 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to a lower level in future periods.

      Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs which were lower than expected based on the state of the economy in the markets the Corporation serves. In the 2003 Annual Report on Form 10-K, the Corporation disclosed that it expects net charge-offs in 2004 to range from 0.15% to 0.20% for the year and nonperfoming loans and leases as a percent of total loans and leases outstanding to be in the range of 70-80 basis points. Based on the first six month's experience, it appears that the Corporation's credit quality ratios may be at the low end of these ranges in the near term. At the present time, there is no specific industry that is of immediate concern; however, management continues to believe that the long-term impact of the recent recession may still provide some unanticipated results within the loan and lease portfolio and some degree of stress and uncertainty continues to exist.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $357.9 million or 1.32% of loans and leases outstanding at June 30, 2004 compared to $353.7 million or 1.36% of loans and leases outstanding at March 31, 2004. The resulting provision for loan and lease losses was the amount required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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


                 Capitalized Software and Conversion Costs
                 -----------------------------------------

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended June 30, 2004 and 2003, the amount of software costs capitalized amounted to $10.4 million and $16.6 million, respectively. Amortization expense of software costs amounted to $16.7 million for the three months ended June 30, 2004 compared to $10.8 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, the amount of software costs capitalized amounted to $20.4 million and $32.0 million, respectively. Amortization expense of software costs amounted to $28.1 million for the six months ended June 30, 2004 compared to $21.5 million for the six months ended June 30, 2003.

Based on a strategic product review performed during the second quarter of 2004, Metavante determined that a certain product had limited growth potential and that future marketing of the product to new customers should be discontinued. As a result of the strategic product review and net realizable value test on this product, Metavante determined that the capitalized software associated with the product was impaired and recorded a write-down. Amortization expense of software costs for the three and six months ended June 30, 2004, includes $4.9 million for the write-down of the capitalized software costs associated with the impaired product.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended June 30, 2004 and 2003, the amount of conversion costs capitalized amounted to $2.8 million and $3.6 million, respectively. Amortization expense of conversion costs amounted to $3.2 million and $4.2 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the amount of conversion costs capitalized amounted to $4.4 million and $6.2 million, respectively. Amortization expense of conversion costs amounted to $6.5 million and $8.3 million for the six months ended June 30, 2004 and 2003, respectively.

Net unamortized costs were ($ in millions):

                                         June 30,
                                -------------------------
                                    2004          2003
                                -----------   -----------
      Software                 $     139.1   $     153.1

      Conversions                     28.6          33.8
                                -----------   -----------
      Total                    $     167.7   $     186.9
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

The Corporation periodically sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $1,176.1 million at June 30, 2004. At June 30, 2004, the carrying amount of retained interests amounted to $57.5 million.

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

A subsidiary of the Bank has entered into interest rate swaps with the QSPE designed to counteract the interest rate risk associated with third party beneficial interests (commercial paper) and the transferred assets. The beneficial interests in the form of commercial paper have been issued by the QSPE to parties other than the Bank and its subsidiary or any other affiliates. The notional amounts do not exceed the amount of beneficial interests. The swap agreements do not provide the QSPE or its administrative agent any decision-making authority other than those specified in the standard ISDA Master Agreement.

At June 30, 2004, highly rated investment securities in the amount of $314.0 million were outstanding in the QSPE to support the outstanding commercial paper.

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

                                             Impact to Annual Pretax Income as of
                            ------------------------------------------------------------------
                               June 30,     March 31,  December 31, September 30,   June 30,
                                 2004          2004        2003         2003           2003
                            ------------- ------------ ------------ ------------- ------------
Hypothetical Change in Interest Rate
------------------------------------
   100 basis point gradual:

      Rise in rates                (0.6)%       (0.7)%       (0.6)%       (1.1)%       (0.6)%

      Decline in rates              0.6 %       (2.1)%       (1.8)%       (1.6)%       (2.0)%

These results are based solely on the modeled parallel changes in market rates, and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve and the changes in spread between key market rates. The gradual 100bp shift down changed from last quarter due primarily to the rise in short-term rates. In the modeling process, one of the significant assumptions in the repricing characteristics of administered rate accounts is that we would not be able to drop rates below a certain level. In the gradual decrease scenario, this had a negative impact. Now that short-term rates have risen, those floors have less of a negative impact on our position. These results also do not include any management action to mitigate potential income variances within the simulation process. Such action could potentially include, but would not be limited to, adjustments to the repricing characteristics of any on- or off-balance sheet item with regard to short-term rate projections and current market value assessments.

Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of June 30, 2004, the fair value of equity at risk for a gradual 100bp shift in rates was no more than 2.0% of the market value of the Corporation.

    Equity Risk
    -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I's Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists, however, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.

As of June 30, 2004, M&I Trust Services administered $70.1 billion in assets and directly managed a portfolio of $17.1 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


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

                            PART II - OTHER INFORMATION

 ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      E.  Shares Purchased

          The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

                                                       Total Number of
                                                     Shares Purchased as   Maximum Number of
                                          Average     Part of Publicly     Shares that May Yet
                     Total Number of     Price Paid   Announced Plans or   Be Purchased Under
      Period         Shares Purchased    per Share         Programs       the Plans or Programs
 -----------------  -------------------  ----------- -------------------- ----------------------
   January 1 to
 January 31, 2004              634,313    $  38.54            625,900              11,374,100

   February 1 to
 February 29, 2004           1,319,864    $  39.03          1,317,200              10,056,900

    March 1 to
  March 31, 2004               326,900    $  39.67            326,900               9,730,000

    April 1 to
  April 30, 2004                 1,214    $  36.68                 --               9,730,000

     May 1 to
   May 31, 2004                     --    $     --                 --               9,730,000

    June 1 to
   June 30, 2004                    --    $     --                 --               9,730,000

          The Corporation's Share Repurchase Program was publicly reconfirmed in April 2003 and again in April 2004. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

          (1) Does not include 17,873 shares purchased by rabbi trusts, at an average price paid per share of $38.03, pursuant to nonqualified deferred compensation plans for the six months ended June 30, 2004.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A. The Corporation held its Annual Meeting of Shareholders on April 27, 2004.

      B. Votes cast for the election of seven directors to serve until the 2007 Annual Meeting of Shareholders are as follows:

                Director              For        Withheld   Abstentions   Non-Vote
            --------------------  ------------  ----------  ------------  ---------
            Jon F. Chait          177,958,877   2,610,692        --           --
            Bruce E. Jacobs       178,028,873   2,540,696        --           --
            Dennis J. Kuester     177,879,928   2,689,641        --           --
            Edward L. Meyer, Jr.  178,100,030   2,469,539        --           --
            San W. Orr, Jr.       175,748,780   4,820,789        --           --
            Debra S. Waller       177,662,625   2,906,944        --           --
            George E. Wardeberg   177,912,545   2,657,024        --           --

          The continuing directors of the Corporation are as follows:

            David L. Andreas                  Richard A. Abdoo
            Andrew N. Baur                    Ted D. Kellner
            John A. Mellowes                  Katharine C. Lyall
            Robert J. O'Toole                 Peter M. Platten, III
            Robert A. Schaefer                James A. Urdan
            John S. Shiely                    James B. Wigdale

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  Exhibits:

          Exhibit 10   -    Change of Control Agreement dated as of
                            May 12, 2004 between the Corporation
                            and Frank R. Martire.

          Exhibit 11   -    Statement Regarding Computation of Earnings
                            Per Share, Incorporated by Reference to
                            NOTE 4 of Notes to Financial Statements
                            contained in Item 1 - Financial Statements
                            (unaudited) of Part 1 - Financial
                            Information herein.

          Exhibit 12    -   Statement Regarding Computation of Ratio of
                            Earnings to Fixed Charges.

          Exhibit 31(a)  -  Certification of Chief Executive Officer
                            pursuant to Rule 13a-14(a) under the
                            Securities Exchange Act of 1934, as amended.

          Exhibit 31(b)  -  Certification of Chief Financial Officer
                            pursuant to Rule 13a-14(a) under the
                            Securities Exchange Act of 1934, as amended.

          Exhibit 32(a)  -  Certification of Chief Executive Officer
                            pursuant to 18 U.S.C. Section 1350.

          Exhibit 32(b)  -  Certification of Chief Financial Officer
                            pursuant to 18 U.S.C. Section 1350.


     B.   Reports on Form 8-K:

          On April 13, 2004, the Corporation filed Item 5 and furnished Items 7 and 12 in a Current Report on Form 8-K relating to the change of executive officers at M&I Marshall & Ilsley Bank and the release of earnings for the quarter ended March 31, 2004, respectively.

          On May 17, 2004, the Corporation filed Items 5 and 7 (Exhibit 99.1), and furnished Items 7 (Exhibit 99.2) and 9, in a Current Report on Form 8-K relating to the announcement of the signing of a definitive agreement by Metavante Corporation, a wholly-owned subsidiary of M&I and NYCE Corporation.

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


                                       MARSHALL & ILSLEY CORPORATION
                                       (Registrant)



                                       /s/  Patricia R. Justiliano
                                       __________________________________

                                       Patricia R. Justiliano
                                       Senior Vice President and
                                         Corporate Controller
                                       (Chief Accounting Officer)



                                       /s/  James E. Sandy
                                       __________________________________

                                       James E. Sandy
                                       Vice President


August 9, 2004

                                EXHIBIT INDEX

     Exhibit Number                Description of Exhibit
     ______________     ____________________________________________

       (10)             Change of Control Agreement dated as of
                        May 12, 2004 between the Corporation
                        and Frank R. Martire.

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