Form 10-Q
period 2004-09-30
MARSHALL & ILSLEY CORP/WI/
filed 2004-11-09
CIK 62741

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           October 31, 2004
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   223,432,418

==========================================================================

                        PART I - FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                             September 30, December 31, September 30,
                                                                 2004          2003         2003
                                                            -----------------------------------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                    $    887,273  $    810,088  $    866,337
  Federal funds sold and security resale agreements                84,499        44,076        16,370
  Money market funds                                               51,949        57,462       110,937
                                                              ------------  ------------  ------------
Total cash and cash equivalents                                 1,023,721       911,626       993,644

Investment securities:
  Trading securities, at market value                              35,592        16,197        40,165
  Short-term investments, at cost which
    approximates market value                                      25,532        45,551        85,253
  Available for sale at market value                            5,322,536     4,786,446     4,626,406
  Held to maturity at amortized cost, market value $802,785
    ($873,949 December 31, and $923,052 September 30, 2003)       756,649       820,886       871,018
                                                              ------------  ------------  ------------
Total investment securities                                     6,140,309     5,669,080     5,622,842

Mortgage loans held for sale                                       87,563        34,623        42,820

Loans and leases
  Loans and leases, net of unearned income                     28,057,336    25,150,317    24,592,476
  Less: Allowance for loan and lease losses                       358,072       349,561       348,100
                                                              ------------  ------------  ------------
Net loans and leases                                           27,699,264    24,800,756    24,244,376

Premises and equipment                                            461,208       438,485       435,379
Goodwill and other intangibles                                  2,041,541     1,104,552     1,082,395
Accrued interest and other assets                               1,525,918     1,413,521     1,327,806
                                                              ------------  ------------  ------------
Total Assets                                                 $ 38,979,524  $ 34,372,643  $ 33,749,262
                                                              ============  ============  ============

Liabilities and Shareholders' Equity
Deposits:
  Noninterest bearing                                        $  4,753,267  $  4,715,283  $  4,682,267
  Interest bearing                                             20,132,514    17,554,822    17,626,670
                                                              ------------  ------------  ------------
Total deposits                                                 24,885,781    22,270,105    22,308,937

Funds purchased and security repurchase agreements              1,094,483       765,072     2,449,867
Other short-term borrowings                                     3,527,748     4,167,929     1,916,617
Accrued expenses and other liabilities                          1,396,958     1,106,221     1,042,401
Long-term borrowings                                            4,486,258     2,734,623     2,694,281
                                                              ------------  ------------  ------------
Total liabilities                                              35,391,228    31,043,950    30,412,103

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value;
    2,000,000 shares authorized                                        --            --            --
  Common stock, $1.00 par value; 240,832,522 shares issued        240,833       240,833       240,833
  Additional paid-in capital                                      513,289       564,269       558,453
  Retained earnings                                             3,381,436     3,061,246     2,960,574
  Accumulated other comprehensive income, net of related taxes     20,842         2,694        (6,530)
  Less: Treasury common stock, at cost: 17,751,447 shares
        (17,606,489 December 31, and
        14,766,946 September 30, 2003)                            538,233       513,562       394,922
        Deferred compensation                                      29,871        26,787        21,249
                                                              ------------  ------------  ------------
Total shareholders' equity                                      3,588,296     3,328,693     3,337,159
                                                              ------------  ------------  ------------
Total Liabilities and Shareholders' Equity                   $ 38,979,524  $ 34,372,643  $ 33,749,262
                                                              ============  ============  ============

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             ($000's except per share data)

                                                                   Three Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                    2004           2003
                                                               ------------  ------------
Interest income
---------------
  Loans and leases                                            $    356,694  $    322,953
  Investment securities:
    Taxable                                                         51,753        33,323
    Exempt from federal income taxes                                15,042        14,380
  Trading securities                                                    78            66
  Short-term investments                                               653           518
                                                              ------------- -------------
Total interest income                                              424,220       371,240

Interest expense
----------------
  Deposits                                                          73,957        52,276
  Short-term borrowings                                             14,352        19,643
  Long-term borrowings                                              54,773        40,653
                                                              ------------- -------------
Total interest expense                                             143,082       112,572

Net interest income                                                281,138       258,668
Provision for loan and lease losses                                  6,872         7,852
                                                              ------------- -------------
Net interest income after provision for loan and lease losses      274,266       250,816

Other income
------------
  Data processing services                                         238,960       166,290
  Item processing                                                   10,311        11,194
  Trust services                                                    37,510        32,029
  Service charges on deposits                                       25,029        25,402
  Gains on sale of mortgage loans                                    6,967        19,356
  Other mortgage banking revenue                                     1,905         4,848
  Net investment securities gains                                      465        16,741
  Life insurance revenue                                             6,767         7,439
  Other                                                             40,014        41,739
                                                              ------------- -------------
Total other income                                                 367,928       325,038

Other expense
-------------
  Salaries and employee benefits                                   231,468       199,387
  Net occupancy                                                     20,306        12,298
  Equipment                                                         30,456        27,978
  Software expenses                                                 13,468        11,693
  Processing charges                                                12,478        13,239
  Supplies and printing                                              5,456         5,351
  Professional services                                             11,748        11,072
  Shipping and handling                                             15,840        12,495
  Amortization of intangibles                                        8,268         3,389
  Other                                                             58,608       113,113
                                                              ------------- -------------
Total other expense                                                408,096       410,015

Income before income taxes                                         234,098       165,839
Provision for income taxes                                          78,649        25,540
                                                              ------------- -------------
Net income                                                    $    155,449  $    140,299
                                                              ============= =============
Net income per common share
  Basic                                                       $       0.70  $       0.62
  Diluted                                                             0.69          0.61

Dividends paid per common share                               $      0.210  $      0.180

Weighted average common shares outstanding (000's) :
  Basic                                                            222,612       226,724
  Diluted                                                          226,235       228,935

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             ($000's except per share data)

                                                                    Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                    2004           2003
                                                               ------------  ------------
Interest income
---------------
  Loans and leases                                            $  1,017,171  $    984,147
  Investment securities:
    Taxable                                                        148,693       120,395
    Exempt from federal income taxes                                43,635        43,619
  Trading securities                                                   222           188
  Short-term investments                                             1,601         1,959
                                                              ------------- -------------
Total interest income                                            1,211,322     1,150,308

Interest expense
  Deposits                                                         187,505       175,377
  Short-term borrowings                                             44,448        62,667
  Long-term borrowings                                             135,587       125,168
                                                              ------------- -------------
Total interest expense                                             367,540       363,212

Net interest income                                                843,782       787,096
Provision for loan and lease losses                                 25,126        53,186
                                                              ------------- -------------
Net interest income after provision for loan and lease losses      818,656       733,910

Other income
------------
  Data processing services                                         622,428       481,368
  Item processing                                                   32,645        31,038
  Trust services                                                   111,682        93,252
  Service charges on deposits                                       75,635        76,831
  Gains on sale of mortgage loans                                   21,142        49,671
  Other mortgage banking revenue                                     6,395        13,824
  Net investment securities gains                                       13        15,694
  Life insurance revenue                                            20,543        23,200
  Other                                                            120,859       125,331
                                                              ------------- -------------
Total other income                                               1,011,342       910,209

Other expense
-------------
  Salaries and employee benefits                                   647,277       590,068
  Net occupancy                                                     57,739        49,134
  Equipment                                                         84,868        84,647
  Software expenses                                                 37,174        32,374
  Processing charges                                                37,339        35,863
  Supplies and printing                                             16,968        16,491
  Professional services                                             31,108        32,308
  Shipping and handling                                             50,351        37,706
  Amortization of intangibles                                       19,158        17,803
  Other                                                            163,120       184,885
                                                              ------------- -------------
Total other expense                                              1,145,102     1,081,279

Income before income taxes                                         684,896       562,840
Provision for income taxes                                         231,629       159,859
                                                              ------------- -------------
Net income                                                    $    453,267  $    402,981
                                                              ============= =============
Net income per common share
  Basic                                                       $       2.04  $       1.78
  Diluted                                                             2.01          1.77

Dividends paid per common share                               $      0.600  $      0.520

Weighted average common shares outstanding (000's) :
  Basic                                                            222,289       226,480
  Diluted                                                          225,892       228,307

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     ($000's)

                                                                     Nine Months Ended
                                                                        September 30,
                                                              ------------------------------
                                                                    2004           2003
                                                              --------------  --------------
Net Cash Provided by Operating Activities                    $      679,583  $      686,639

Cash Flows From Investing Activities:
-------------------------------------
  Proceeds from sales of securities available for sale               11,358          11,905
  Proceeds from maturities of securities available for sale       1,011,633       2,421,686
  Proceeds from maturities of securities held to maturity            64,512          72,735
  Purchases of securities available for sale                     (1,503,844)     (2,846,463)
  Purchases of securities held to maturity                               --          (1,000)
  Net increase in loans                                          (3,158,085)     (1,130,000)
  Purchases of assets to be leased                                 (148,455)       (446,201)
  Principal payments on lease receivables                           224,034         610,481
  Fixed asset purchases, net                                        (54,821)        (46,228)
  Purchase acquisitions, net of cash equivalents acquired          (909,689)         (3,041)
  Other                                                              17,056          12,892
                                                              --------------  --------------
Net cash used in investing activities                            (4,446,301)     (1,343,234)

Cash Flows From Financing Activities:
-------------------------------------
  Net increase in deposits                                        2,615,409       1,910,688
  Proceeds from issuance of commercial paper                      4,877,029       5,521,502
  Payments for maturity of commercial paper                      (5,005,472)     (5,520,344)
  Net decrease in other short-term borrowings                      (712,411)     (1,378,138)
  Proceeds from issuance of long-term debt                        2,739,571       1,226,858
  Payments of long-term debt                                       (450,437)     (1,108,898)
  Dividends paid                                                   (133,076)       (117,554)
  Purchases of treasury stock                                       (98,382)        (52,424)
  Other                                                              46,582          22,017
                                                              --------------  --------------
Net cash provided by financing activities                         3,878,813         503,707
                                                              --------------  --------------
Net increase (decrease) in cash and cash equivalents                112,095        (152,888)

Cash and cash equivalents, beginning of year                        911,626       1,146,532
                                                              --------------  --------------
Cash and cash equivalents, end of period                     $    1,023,721  $      993,644
                                                              ==============  ==============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                 $      330,261  $      371,074
    Income taxes                                                    213,466         230,023

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                       September 30, 2004 & 2003 (Unaudited)

 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2003 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2003 consolidated financial statements and analyses have been reclassified to conform with the 2004 presentation.

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

        Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent.

        The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied to other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. On September 30, 2004, the Financial Accounting Standards Board ("FASB") voted unanimously to defer the effective date of certain paragraphs of Issue 03-1 which effectively deferred application of Issue 03-1's guidance on how to evaluate and recognize an impairment loss that is other than temporary which includes debt securities that are impaired solely because of interest rate and/or sector spread increases.

        The deferral is not a suspension of the accounting requirements that currently exist. The disclosure requirements were not affected by the deferral. The delay of the effective date of certain paragraphs of Issue 03-1 will be superseded concurrent with the final issuance of a FASB Staff Position that will provide implementation guidance for securities analyzed for impairment under those paragraphs of Issue 03-1.

        As shown in Note 6 in Notes to Financial Statements, at September 30, 2004 the Corporation had gross unrealized losses associated with its investment securities portfolios of $10.1 million. Of that amount, $5.0 million has been in a continuous unrealized loss position for less than twelve months. By comparison, at June 30, 2004 the Corporation had gross unrealized losses associated with its investment securities portfolios of $67.4 million. Of that amount, $60.8 million had been in a continuous unrealized loss position for less than twelve months at June 30, 2004. The Corporation believes that the decline in unrealized losses are the result of increases in market interest rates and it is probable that the Corporation will collect all amounts due according to the contractual terms of the investment securities.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

 3.     Comprehensive Income

        The following tables present the Corporation's comprehensive income ($000's):

                                                              Three Months Ended September 30, 2004
                                                            ----------------------------------------
                                                             Before-Tax   Tax (Expense)  Net-of-Tax
                                                               Amount       Benefit        Amount
                                                           ------------- -------------- ------------
Net income                                                                              $   155,449

Other comprehensive income:

  Unrealized gains (losses) on securities:
    Arising during the period                             $      98,391 $     (34,737)       63,654
    hedging variability of cash flows:
      transactions included in net income                          (378)          132          (246)
                                                           ------------- --------------- -----------
        Unrealized gains (losses)                                98,013       (34,605)       63,408

  Net gains (losses) on derivatives
    hedging variability of cash flows:
    Arising during the period                                     6,090        (2,131)        3,959
    Reclassification adjustments for
      hedging activities included in net income                   8,288        (2,901)        5,387
                                                           ------------- --------------- -----------
        Net gains (losses)                                $      14,378 $      (5,032)        9,346
                                                           ------------- --------------- -----------
Other comprehensive income (loss)                                                            72,754
                                                                                         -----------
Total comprehensive income                                                              $   228,203
                                                                                         ===========

                                                              Three Months Ended September 30, 2003
                                                            ----------------------------------------
                                                             Before-Tax   Tax (Expense)  Net-of-Tax
                                                               Amount       Benefit        Amount
                                                           ------------- -------------- ------------
Net income                                                                              $   140,299

Other comprehensive income:

  Unrealized gains (losses) on securities:
    Arising during the period                             $     (22,345)$       9,207       (13,138)
    Reclassifications for securities
      transactions included in net income                            --            --            --
                                                           ------------- --------------- -----------
        Unrealized gains (losses)                               (22,345)        9,207       (13,138)

  Net gains (losses) on derivatives
    hedging variability of cash flows:
    Arising during the period                                    16,256        (5,689)       10,567
    Reclassification adjustments for
      hedging activities included in net income                  57,182       (20,014)       37,168
                                                           ------------- --------------- -----------
        Net gains (losses)                                $      73,438 $     (25,703)       47,735
                                                           ------------- --------------- -----------
Other comprehensive income (loss)                                                            34,597
                                                                                         -----------
Total comprehensive income                                                              $   174,896
                                                                                         ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

                                                              Nine Months Ended September 30, 2004
                                                            ----------------------------------------
                                                             Before-Tax   Tax (Expense)  Net-of-Tax
                                                               Amount       Benefit        Amount
                                                           ------------- -------------- ------------
Net income                                                                              $   453,267

Other comprehensive income:

  Unrealized gains (losses) on securities:
    Arising during the period                             $      (2,004)$         648        (1,356)
    Reclassifications for securities
      transactions included in net income                          (368)          129          (239)
                                                           ------------- --------------- -----------
        Unrealized gains (losses)                                (2,372)          777        (1,595)

  Net gains (losses) on derivatives
    hedging variability of cash flows:
    Arising during the period                                     5,102        (1,786)        3,316
    Reclassification adjustments for
      hedging activities included in net income                  25,273        (8,846)       16,427
                                                           ------------- --------------- -----------
        Net gains (losses)                                $      30,375 $     (10,632)       19,743
                                                           ------------- --------------- -----------
Other comprehensive income (loss)                                                            18,148
                                                                                         -----------
Total comprehensive income                                                              $   471,415
                                                                                         ===========

                                                              Nine Months Ended September 30, 2003
                                                            ----------------------------------------
                                                             Before-Tax   Tax (Expense)  Net-of-Tax
                                                               Amount       Benefit        Amount
                                                           ------------- -------------- ------------
Net income                                                                              $   402,981

Other comprehensive income:

  Unrealized gains (losses) on securities:
    Arising during the period                             $     (29,974)$      11,886       (18,088)
    Reclassifications for securities
      transactions included in net income                        (1,675)          586        (1,089)
                                                           ------------- --------------- -----------
        Unrealized gains (losses)                               (31,649)       12,472       (19,177)

  Net gains (losses) on derivatives
    hedging variability of cash flows:
    Arising during the period                                    (6,597)        2,309        (4,288)
    Reclassification adjustments for
      hedging activities included in net income                  94,403       (33,041)       61,362
                                                           ------------- --------------- -----------
        Net gains (losses)                                $      87,806 $     (30,732)       57,074
                                                           ------------- --------------- -----------
Other comprehensive income (loss)                                                            37,897
                                                                                         -----------
Total comprehensive income                                                              $   440,878
                                                                                         ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                           Three Months Ended September 30, 2004
                                                        ------------------------------------------
                                                            Income     Average Shares   Per Share
                                                          (Numerator)   (Denominator)     Amount
                                                        --------------  ------------  ------------
Basic Earnings Per Share
  Income Available to Common Shareholders              $      155,449       222,612  $      0.70
                                                                                      ===========
Effect of Dilutive Securities
  Stock Options, Restricted Stock
     and Other Plans                                               --         3,623
                                                        --------------  ------------
Diluted Earnings Per Share
  Income Available to Common Shareholders              $      155,449       226,235  $      0.69
                                                                                      ===========

                                                           Three Months Ended September 30, 2003
                                                        ------------------------------------------
                                                            Income     Average Shares   Per Share
                                                          (Numerator)   (Denominator)     Amount
                                                        --------------  ------------  ------------

                                                         Three Months Ended September 30, 2003
                                                            Income      Average Shares Per Share
                                                          (Numerator)   (Denominator)   Amount
Basic Earnings Per Share
  Income Available to Common Shareholders              $      140,299       226,724  $      0.62
                                                                                      ===========
Effect of Dilutive Securities
  Stock Options, Restricted Stock
     and Other Plans                                               --         2,211
                                                        --------------  ------------
Diluted Earnings Per Share
  Income Available to Common Shareholders              $      140,299       228,935  $      0.61
                                                                                      ===========

                                                            Nine Months Ended September 30, 2004
                                                        ------------------------------------------
                                                            Income     Average Shares   Per Share
                                                          (Numerator)   (Denominator)     Amount
                                                        --------------  ------------  ------------
Basic Earnings Per Share
  Income Available to Common Shareholders              $      453,267       222,289  $      2.04
                                                                                      ===========
Effect of Dilutive Securities
  Stock Options, Restricted Stock
     and Other Plans                                               --         3,603
                                                        --------------  ------------
Diluted Earnings Per Share
  Income Available to Common Shareholders              $      453,267       225,892  $      2.01
                                                                                      ===========

                                                            Nine Months Ended September 30, 2003
                                                        ------------------------------------------
                                                            Income     Average Shares   Per Share
                                                          (Numerator)   (Denominator)     Amount
                                                        --------------  ------------  ------------
Basic Earnings Per Share
  Income Available to Common Shareholders              $      402,981       226,480  $      1.78
                                                                                      ===========
Effect of Dilutive Securities
  Stock Options, Restricted Stock
     and Other Plans                                               --         1,827
                                                        --------------  ------------
Diluted Earnings Per Share
  Income Available to Common Shareholders              $      402,981       228,307  $      1.77
                                                                                      ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

        Options to purchase shares of common stock not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares are as follows:

                           Three Months Ended September 30,         Nine Months Ended September 30,
                        --------------------------------------  --------------------------------------
                               2004                2003                2004                2003
                        ------------------  ------------------  ------------------  ------------------
        Shares                56,500            3,465,078            162,500            6,366,792
        Price Range     $39.420 - $41.150   $31.510 - $33.938   $39.000 - $41.150   $29.420 - $33.938

        Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans.

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

        The largest difference between SFAS 123 and APBO 25 as they relate to the Corporation is the amount of compensation cost attributable to the Corporation's fixed stock option plans and employee stock purchase plan (ESPP). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount (15%) and the plan meets the definition of a qualified plan under the Internal Revenue Code and meets the requirements of APBO
        25. Under SFAS 123 the safe-harbor discount threshold is 5% for a plan to be non-compensatory. SFAS 123 compensation cost would equal the initial discount (15% of beginning of plan period price per share) plus the value of a one year call option on 85% of a share of stock for each share purchased.

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

        Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following estimated pro forma amounts:

                                                    Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                --------------------------   --------------------------
                                                     2004          2003           2004          2003
                                                ------------  ------------   ------------  ------------
Net Income, as reported                        $    155,449  $    140,299   $    453,267  $    402,981
Add:  Stock-based employee compensation expense
      included in reported net income, net of tax     1,410           984          4,264         3,020

Less: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax              (6,486)       (5,820)       (19,400)      (17,873)
                                                ------------   -----------    -----------   -----------
Pro forma net income                           $    150,373   $   135,463    $   438,131   $   388,128
                                                ============   ===========    ===========   ===========
Basic earnings per share:
    As reported                                $       0.70   $      0.62    $      2.04   $      1.78
    Pro forma                                          0.68          0.60           1.97          1.71

Diluted earnings per share:
    As reported                                $       0.69   $      0.61    $      2.01   $      1.77
    Pro forma                                          0.66          0.59           1.93          1.70

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

  5.    Business Combinations

        The following acquisitions, which were not considered material business combinations, were completed during the third quarter of 2004:

        On July 1, 2004, Metavante completed the acquisition of all of the outstanding common stock of the privately held Advanced Financial Solutions, Inc. and its affiliated companies (collectively "AFS"), of Oklahoma City, Oklahoma for $140.3 million in cash, subject to adjustment. AFS is a provider of image-based payment, transaction and document software technologies. AFS also operates an electronic check-clearing network through one of its affiliates. It is expected that this acquisition will allow Metavante to expand its current product offerings in payment and transaction processing and image related services, provide the technology and expertise to help banks facilitate the necessary change to comply with the Check Clearing for the 21st Century Act (known as Check 21) and capture another leg in the payments segment-electronic check image exchange. Additional contingent consideration up to $115.0 million may be paid based on the attainment of certain financial goals each year, beginning on the date of closing and ending December 31, 2004, and each year thereafter through 2007. Contingent payments, if made, would be reflected as adjustments to goodwill. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $99.6 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 12 years amounted to $22.9 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

        On July 30, 2004, Metavante completed the acquisition of all of the outstanding common stock of NYCE Corporation ("NYCE"), for $610.7 million in cash, subject to certain adjustments which may include a return of a portion of the purchase price based on certain future revenue measures. NYCE owns and operates one of the largest electronic funds transfer networks in the United States and provides debit card authorization processing services for automated teller machines (ATMs) and on-line and off-line signature based debit card transactions. It is expected that this acquisition will enable Metavante to expand its electronic funds transfer (EFT) business. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $453.0 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 15 years amounted to $172.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

        On September 8, 2004, Metavante acquired certain assets of Response Data Corp. ("RDC"), for approximately $35.0 million in cash. RDC is a New Jersey-based provider of credit card balance transfer, bill pay and convenience check processing. It is expected that this acquisition will enable Metavante to expand its payment solutions product offerings by adding credit card balance transfer bill payment. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $26.8 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $6.4 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

        Recently Announced Acquisitions
        _______________________________

        On October 15, 2004, Metavante announced the signing of a definitive agreement to acquire all of the outstanding common stock of VECTORsgi Holdings, Inc. ("VECTOR"). VECTOR is a provider of banking transaction applications, including electronic check-image processing and image exchange, item processing, dispute resolution and e-commerce for financial institutions and corporations. It is expected that this acquisition will complement the recently completed acquisition of AFS, as both companies specialize in providing electronic check-imaging technology. The transaction is expected to close in the fourth quarter of 2004, pending regulatory approval. The aggregate cash purchase price for VECTOR is $100.0 million, with up to an additional $35.0 million to be paid based on meeting certain performance criteria. Upon completion, the transaction is expected to result in intangible assets, including goodwill, of approximately $91.0 million.

        In conjunction with the announcement of the acquisition of VECTOR, the Corporation announced that to finance, in part the acquisition of VECTOR, and for other corporate purposes, it plans to issue and sell approximately $150 million of common stock in the fourth quarter of 2004 in order to maintain its capital at desired levels. Any such sale of shares of the Corporation's common stock is subject to market conditions and changes in the timing, amount and terms. This Form 10-Q does not constitute an offer of any securities for sale.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

  6. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                    September 30,   December 31,  September 30,
                                                         2004           2003           2003
                                                    -------------  -------------  -------------
Investment securities available for sale:
  U.S. treasury and government agencies            $   4,171,521  $   3,886,278  $   3,738,303
  State and political subdivisions                       479,822        299,321        285,201
  Mortgage backed securities                             158,410        149,990        118,974
  Other                                                  512,783        450,857        483,928
                                                    -------------  -------------  -------------
Total                                              $   5,322,536  $   4,786,446  $   4,626,406
                                                    =============  =============  =============
Investment securities held to maturity:
  State and political subdivisions                 $     754,349  $     818,065  $     868,195
  Other                                                    2,300          2,821          2,823
                                                    -------------  -------------  -------------
Total                                              $     756,649  $     820,886  $     871,018
                                                    =============  =============  =============

        The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2004 ($000's):

                                        Less than 12 Months        12 Months or More               Total
                                     ------------------------  ------------------------  ------------------------
                                          Fair    Unrealized       Fair     Unrealized       Fair     Unrealized
                                         Value      Losses        Value       Losses        Value       Losses
                                     -----------  -----------  -----------  -----------  -----------  -----------
   U.S. treasury and
      government agencies           $   497,974  $     3,705  $   450,465  $     4,494  $   948,439  $     8,199
  State and political subdivisions       66,246          928       13,437          526       79,683        1,454
  Other                                  49,429          394        6,302           39       55,731          433
                                     -----------  -----------  -----------  -----------  -----------  -----------
  Total                             $   613,649  $     5,027  $   470,204  $     5,059  $ 1,083,853  $    10,086
                                     ===========  ===========  ===========  ===========  ===========  ===========

        The Corporation believes that the unrealized losses in the investment securities portfolio resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer.

  7. The Corporation's loan and lease portfolio, including mortgage loans held for sale, consists of the following ($000's):

                                                    September 30,   December 31,  September 30,
                                                         2004           2003           2003
                                                    -------------  -------------  -------------
Commercial, financial and agricultural             $   7,923,699  $   7,104,844  $   6,866,523
Cash flow hedging instruments at fair value                7,816          5,830         19,784
                                                    -------------  -------------  -------------
Total commercial, financial and agricultural           7,931,515      7,110,674      6,886,307

Real estate:
  Construction                                         1,505,469      1,330,526      1,283,880
  Residential mortgage                                 8,649,178      7,270,531      6,876,820
  Commercial mortgage                                  7,999,229      7,149,149      7,021,572
                                                    -------------  -------------  -------------
Total real estate                                     18,153,876     15,750,206     15,182,272

Personal                                               1,524,747      1,747,738      1,954,821
Lease financing                                          534,761        576,322        611,896
                                                    -------------  -------------  -------------
    Total loans and leases                         $  28,144,899  $  25,184,940  $  24,635,296
                                                    =============  =============  =============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

  8.    Sale of Receivables

        During the third quarter of 2004, $103.5 million of automobile loans were sold in securitization transactions. Losses of $0.7 million were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations, primarily servicing fees, amounted to $1.4 million in the current quarter.

        Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the third quarter were as follows (rate per annum):

       Prepayment speed (CPR)                                   19-35 %
       Weighted average life (in months)                         15.1

       Expected credit losses
         (based on original balance)                        0.22-0.74 %
       Residual cash flow discount rate                          12.0 %
       Variable returns to transferees    Forward one month LIBOR yield curve

        At September 30, 2004, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                                    Total
                                                 Securitized      Portfolio        Managed
                                                -------------   -------------   -------------
Loan balances                                  $   1,136,833   $     169,200   $   1,306,033
Principal amounts of loans 60 days or more past          852             168           1,020
Net credit losses year to date                         1,773              79           1,852

  9.    Goodwill and Other Intangibles:

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows ($000's):

                                         Banking        Metavante        Others           Total
                                      -------------   -------------   -------------   -------------
Goodwill balance as of
  January 1, 2004                    $     809,772   $     155,329   $       4,687   $     969,788
Goodwill acquired during the period          4,986         724,333              --         729,319
Purchase accounting adjustments                 --           1,114              --           1,114
Goodwill amortization                           --              --              --              --
                                      -------------   -------------   -------------   -------------
Goodwill balance as of
  September 30, 2004                 $     814,758   $     880,776   $       4,687   $   1,700,221
                                      =============   =============   =============   =============

        Goodwill acquired for the Metavante segment includes initial goodwill relating to the acquisitions of AFS, NYCE and RDC in the third quarter of 2004 and the initial goodwill associated with the Kirchman acquisition in the second quarter of 2004.

        Goodwill acquired for the Banking segment consists of the initial goodwill associated with the AmerUs Home Lending, Inc. acquisition in the first quarter of 2004.

        Purchase accounting adjustments for Metavante in the first quarter of 2004 represent the effect of adjustments made to the initial estimates of fair value associated with the November 2003 acquisition of Printing For Systems, Inc.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

        At September 30, 2004, the Corporation's other intangible assets consisted of the following ($000's):

                                                                   September 30, 2004
                                                      ---------------------------------------------
                                                                         Accum-
                                                          Gross          ulated            Net
                                                        Carrying         Amort-         Carrying
                                                         Amount          ization          Value
                                                      -------------   -------------   -------------
Other intangible assets:
  Core deposit intangible                            $     159,474   $      72,881   $      86,593
  Data processing contract rights/customer lists           261,608          16,490         245,118
  Trust customers                                            5,475             794           4,681
  Tradename                                                  2,775           1,735           1,040
                                                      -------------   -------------   -------------
                                                     $     429,332   $      91,900   $     337,432
                                                      =============   =============   =============

Mortgage loan servicing rights                                                       $       3,888
                                                                                      =============

 10.    The Corporation's deposit liabilities consists of the following
        ($000's):

                                                    September 30,   December 31,  September 30,
                                                         2004           2003           2003
                                                    -------------  -------------  -------------
Noninterest bearing demand                         $   4,753,267  $   4,715,283  $   4,682,267

Savings and NOW                                       10,081,369      9,301,744      9,261,984
Cash flow hedge-Brokered MMDA                               (147)            --             --
                                                    -------------  -------------  -------------
  Total Savings and NOW                               10,081,222      9,301,744      9,261,984

CD's $100,000 and over                                 5,988,784      4,480,111      3,878,947
Cash flow hedge-Institutional CDs                          5,089         13,071         16,821
                                                    -------------  -------------  -------------
  Total CD's $100,000 and over                         5,993,873      4,493,182      3,895,768

Other time deposits                                    2,686,482      2,646,639      2,701,047
Foreign deposits                                       1,370,937      1,113,257      1,767,871
Fair value hedging instruments                                --             --             --
                                                    -------------  -------------  -------------
    Total deposits                                 $  24,885,781  $  22,270,105  $  22,308,937
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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

        At September 30, 2004, free standing interest rate swaps consisted of $1.1 billion in notional amount of receive fixed/pay floating with an aggregate positive fair value of $1.4 million and $1.0 billion in notional amount of pay fixed/receive floating with an aggregate negative fair value of $2.6 million.

        At September 30, 2004, interest rate caps purchased amounted to $13.8 million in notional amount with a positive fair value of $0.1 million and interest rate caps sold amounted to $13.8 million in notional amount with a negative fair value of $0.1 million.

        At September 30, 2004, the notional value of interest rate futures designated as trading was $2.7 billion with an immaterial fair value.

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

Fair Value Hedges
September 30, 2004                                                              Weighted
                                                      Notional       Fair       Average
         Hedged                    Hedging             Amount        Value     Remaining
          Item                   Instrument          ($ in mil)   ($ in mil)   Term (Yrs)
--------------------------   ----------------------  -----------  -----------  ----------
Fixed Rate CDs               Receive Fixed Swap     $     550.0  $      (5.6)     11.1

Medium Term Notes            Receive Fixed Swap           365.3          2.4       8.8

Fixed Rate Bank Notes        Receive Fixed Swap           206.8         (2.2)      5.4

Institutional CDs            Receive Fixed Swap             5.0         (0.2)     14.5

        The impact from fair value hedges to total net interest income for the three and nine months ended September 30, 2004 was a positive $11.0 million and $31.4 million, respectively. The impact to net interest income due to ineffectiveness was immaterial.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

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

Cash Flow Hedges
September 30, 2004                                                              Weighted
                                                      Notional       Fair       Average
         Hedged                    Hedging             Amount        Value     Remaining
          Item                   Instrument          ($ in mil)   ($ in mil)   Term (Yrs)
--------------------------   ----------------------  -----------  -----------  ----------
Variable Rate Loans          Receive Fixed Swap     $   1,150.0  $       7.8      5.1

Institutional CDs              Pay Fixed Swap           2,730.0         (5.1)     1.5

Fed Funds Purchased            Pay Fixed Swap             360.0        (14.9)     2.3

FHLB Advances                  Pay Fixed Swap             670.0          1.4      2.7

Money Market Account           Pay Fixed Swap             250.0          0.1      2.8

        The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the three and nine months ended September 30, 2004 was a negative $8.3 million and $25.3 million, respectively. The impact due to ineffectiveness was immaterial.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

        Net periodic postretirement benefit costs for the three and nine month periods ended September 30, 2004 and 2003 includes the following components ($000's):

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               ----------------------    ----------------------
                                   2004        2003          2004        2003
                               ----------  ----------    ----------  ----------
Service cost                  $      630  $      535    $    1,892  $    1,605
Interest on APBO                   1,024       1,335         3,756       4,005
Expected return on assets           (225)         --          (225)         --
Prior service amortization        (1,121)       (680)       (2,481)     (2,041)
Actuarial loss amortization          564         501         1,689       1,504
Other                                 --         165            --         495
                               ----------  ----------    ----------  ----------
                              $      872  $    1,856    $    4,631  $    5,568
                               ==========  ==========    ==========  ==========

        Benefit payments and expenses, net of participant contributions for the three and nine months ended September 30, 2004 amounted to $0.8 million and $2.7 million, respectively. In addition, in the first quarter of 2004, the Corporation made a discretionary contribution to the retirement health benefit trust in the amount of $7.2 million. The expected benefit payments and expenses, net of participant contributions, and excluding discretionary contributions, for the year ended December 31, 2004 is $3.4 million.

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

        In May 2004, the Financial Accounting Standards Board issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

        During the third quarter of 2004, the Corporation elected to adopt FSP 106-2 and to retroactively recognize the Act from January 1, 2004. The Corporation and its actuarial advisors determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly the Corporation will be entitled to some subsidy. The expected subsidy reduces the accumulated postretirement benefit obligation at January 1, 2004 by approximately $7.0 million and net periodic cost for the nine months ended September 30, 2004 by approximately $1.0 million as compared with the amount determined without considering the effects of the subsidy.

        Assumptions used to develop this reduction include those used in the determination of the annual postretirement health care expense and also include expectations of how the federal program will ultimately operate. There are currently no written regulations that provide this level of detail regarding the ultimate operation of the subsidy program. It is expected that final regulations will be published in early 2005.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

 13.    Segments

        The following represents the Corporation's operating segments as of and for the three and nine months ended September 30, 2004 and 2003. There have not been any changes to the way the Corporation organizes its segments. Charges for services from the holding company had previously been excluded from segment income. Beginning with the presentation of segment information in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, management determined that it was more meaningful to include such charges in evaluating the performance of its segments. Prior year segment information has been restated to include such costs and conform to the current year presentation. Fees - Intercompany represent intercompany revenues charged to other segments for providing certain services. Expenses - Intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - Intercompany are not the costs of that segment's reported intercompany revenues. Intersegment expenses and assets have been eliminated. ($ in millions):

                                                         Three Months Ended September 30, 2004
                         ------------------------------------------------------------------------------------------
                                                                          Reclass-
                                                                         ifications                         Consol-
                                                              Corporate   & Elimi-      Sub-     Excluded    idated
                           Banking    Metavante     Others     Overhead    nations     total      Charges    Income
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Revenues:
  Net interest income   $    284.4   $    (7.7)  $     5.9   $    (1.5)  $      --  $    281.1  $     --  $    281.1
  Fees - Other                82.1       239.0        45.4         1.4          --       367.9        --       367.9
  Fees - Intercompany         15.1        20.9         5.6        17.5       (59.1)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Total revenues               381.6       252.2        56.9        17.4       (59.1)       649.0       --       649.0

Expenses:
  Expenses - Other           153.1       206.1        31.4        18.2        (0.7)       408.1       --       408.1
  Expenses - Intercompany     38.3        11.2        11.1        (2.2)      (58.4)          --       --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Total expenses               191.4       217.3        42.5        16.0       (59.1)       408.1       --       408.1
Provision for loan
  and lease losses             6.5          --         0.4          --          --          6.9       --         6.9
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Income before taxes          183.7        34.9        14.0         1.4          --        234.0       --       234.0
Income tax expense            61.5        13.6         5.5        (2.0)         --         78.6       --        78.6
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Segment income          $    122.2   $    21.3   $     8.5   $     3.4   $      --  $    155.4  $     --  $    155.4
                         ==========   =========   =========   =========   =========  ==========  ========  =========

Identifiable assets     $ 36,819.1   $ 2,154.0   $   607.2   $   850.4   $ (1,451.2)$ 38,979.5  $     --  $ 38,979.5
                         ==========   =========   =========   =========   =========  ==========  ========  =========

Return on average equity     16.2%       19.9%       14.7%                                                     17.6%
                         ==========   =========   =========                                                =========

                                                         Three Months Ended September 30, 2003
                         ------------------------------------------------------------------------------------------
                                                                          Reclass-
                                                                         ifications                         Consol-
                                                              Corporate   & Elimi-      Sub-     Excluded    idated
                           Banking    Metavante     Others     Overhead    nations     total      Charges    Income
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Revenues:
  Net interest income   $    255.1   $    (0.4)  $     8.0   $    (4.0)  $      --  $    258.7  $     --  $    258.7
  Fees - Other               101.8       166.3        55.9         1.2        (0.2)      325.0        --       325.0
  Fees - Intercompany         14.8        17.3         9.9        15.5       (57.5)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Total revenues               371.7       183.2        73.8        12.7       (57.7)      583.7        --       583.7

Expenses:
  Expenses - Other           197.2       157.8        27.5        26.9         0.6       410.0        --       410.0
  Expenses - Intercompany     39.1        11.0        10.7        (2.5)      (58.3)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Total expenses               236.3       168.8        38.2        24.4       (57.7)      410.0        --       410.0
Provision for loan
  and lease losses             7.3          --         0.6          --          --         7.9        --         7.9
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Income before taxes          128.1        14.4        35.0       (11.7)         --       165.8        --       165.8
Income tax expense            15.9         0.9        13.9        (5.2)         --        25.5        --        25.5
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Segment income          $    112.2   $    13.5   $    21.1   $    (6.5)  $      --  $    140.3  $     --  $    140.3
                         ==========   =========   =========   =========   =========  ==========  ========  =========

Identifiable assets     $ 32,597.0   $   904.1   $   601.0   $   487.4   $  (840.2) $ 33,749.3  $     --  $ 33,749.3
                         ==========   =========   =========   =========   =========  ==========  ========  =========

Return on average equity     15.2%       15.1%       35.0%                                                     16.9%
                         ==========   =========   =========                                                =========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2004 & 2003 (Unaudited)

                                                         Nine Months Ended September 30, 2004
                         ------------------------------------------------------------------------------------------
                                                                          Reclass-
                                                                         ifications                         Consol-
                                                              Corporate   & Elimi-      Sub-     Excluded    idated
                           Banking    Metavante     Others     Overhead    nations     total      Charges    Income
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Revenues:
  Net interest income   $    839.5   $    (8.8)  $    18.9   $    (5.8)  $      --  $    843.8  $     --  $    843.8
  Fees - Other               250.7       622.5       134.6         3.5          --     1,011.3        --     1,011.3
  Fees - Intercompany         47.4        58.9        17.4        52.7      (176.4)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Total revenues             1,137.6       672.6       170.9        50.4      (176.4)    1,855.1        --     1,855.1

Expenses:
  Expenses - Other           457.8       541.3        91.0        56.0        (1.0)    1,145.1        --     1,145.1
  Expenses - Intercompany    109.9        34.3        34.8        (3.6)     (175.4)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Total expenses               567.7       575.6       125.8        52.4      (176.4)    1,145.1        --     1,145.1
Provision for loan
  and lease losses            23.4          --         1.7          --          --        25.1        --        25.1
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Income before taxes          546.5        97.0        43.4        (2.0)         --       684.9        --       684.9
Income tax expense           180.3        38.0        16.9        (3.6)         --       231.6        --       231.6
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Segment income          $    366.2   $    59.0   $    26.5   $     1.6   $      --  $    453.3  $     --  $    453.3
                         ==========   =========   =========   =========   =========  ==========  ========  =========
Identifiable assets     $ 36,819.1   $ 2,154.0   $   607.2   $   850.4   $(1,451.2) $ 38,979.5  $     --  $ 38,979.5
                         ==========   =========   =========   =========   =========  ==========  ========  =========
Return on average equity     16.2%       19.4%       14.4%                                                     17.6%
                         ==========   =========   =========                                                =========

                                                         Nine Months Ended September 30, 2003
                         ------------------------------------------------------------------------------------------
                                                                          Reclass-
                                                                         ifications                         Consol-
                                                              Corporate   & Elimi-      Sub-     Excluded    idated
                           Banking    Metavante     Others     Overhead    nations     total      Charges    Income
                         ----------   ---------   ---------   ---------   ---------  ----------  ---------  --------
Revenues:
  Net interest income   $    779.5   $    (2.0)  $    23.7   $   (14.1)  $      --  $    787.1  $     --  $    787.1
  Fees - Other               287.4       481.4       137.8         3.8        (0.2)      910.2        --       910.2
  Fees - Intercompany         42.9        52.3        26.4        46.6      (168.2)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Total revenues             1,109.8       531.7       187.9        36.3      (168.4)    1,697.3        --     1,697.3

Expenses:
  Expenses - Other           485.4       441.9        90.0        60.9         0.6     1,078.8       2.5     1,081.3
  Expenses - Intercompany    110.1        30.7        31.7        (3.5)     (169.0)         --        --          --
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Total expenses               595.5       472.6       121.7        57.4      (168.4)    1,078.8       2.5     1,081.3
Provision for loan
  and lease losses            43.9          --         9.3          --          --        53.2        --        53.2
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Income before taxes          470.4        59.1        56.9       (21.1)         --       565.3      (2.5)      562.8
Income tax expense           127.5        19.4        22.5        (8.6)         --       160.8      (1.0)      159.8
                         ----------   ---------   ---------   ---------   ---------  ----------  --------  ---------
Segment income          $    342.9   $    39.7   $    34.4   $   (12.5)  $      --  $    404.5  $   (1.5) $    403.0
                         ==========   =========   =========   =========   =========  ==========  ========  =========
Identifiable assets     $ 32,597.0   $   904.1   $   601.0   $   487.4   $  (840.2) $ 33,749.3  $     --  $ 33,749.3
                         ==========   =========   =========   =========   =========  ==========  ========  =========
Return on average equity     15.8%       15.4%       19.6%                                                     16.9%
                         ==========   =========   =========                                                =========

        Metavante's segment income for the nine months ended September 30, 2003 excludes certain transition expenses associated with the integration of the July 2002 acquisition of Paytrust, Inc. Such expenses are included in "Excluded Charges."

        Total Revenue by type in Others consists of the following:

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               ----------------------    ----------------------
                                   2004        2003          2004        2003
                               ----------  ----------    ----------  ----------
Trust Services                $    36.9   $    31.8     $   109.6   $    93.0
Residential Mortgage Banking        8.3        13.3          23.5        40.9
Capital Markets                    (0.2)       16.2          (0.5)       18.2
Brokerage and Insurance             5.7         5.9          19.2        17.5
Commercial Leasing                  3.8         4.0          12.0        11.5
Commercial Mortgage Banking         1.5         1.5           4.5         4.1
Others                              0.9         1.1           2.6         2.7
                               ---------   ---------     ---------   ---------
Total revenue                 $    56.9   $    73.8     $   170.9   $   187.9
                               =========   =========     =========   =========

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                                   Three Months Ended
                                                                      September 30,
                                                              ------------------------------
                                                                  2004             2003
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     853,162    $     742,287

Investment securities:
  Trading securities                                                23,439           26,769
  Short-term investments                                           165,125          259,646
  Other investment securities:
    Taxable                                                      4,710,840        3,990,121
    Tax-exempt                                                   1,224,094        1,166,772
                                                              -------------    -------------
Total investment securities                                      6,123,498        5,443,308

Loans and leases:
  Loans and leases, net of unearned income                      27,499,589       24,596,403
  Less: Allowance for loan and lease losses                        362,296          351,514
                                                              -------------    -------------
  Net loans and leases                                          27,137,293       24,244,889

Premises and equipment, net                                        458,070          437,404
Accrued interest and other assets                                3,443,717        2,571,807
                                                              -------------    -------------
Total Assets                                                 $  38,015,740    $  33,439,695
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                        $   4,637,961    $   4,348,872
  Interest bearing                                              19,996,303       17,805,959
                                                              -------------    -------------
Total deposits                                                  24,634,264       22,154,831

Funds purchased and security repurchase agreements               1,761,838        2,660,662
Other short-term borrowings                                        731,731          441,924
Long-term borrowings                                             5,899,749        3,775,716
Accrued expenses and other liabilities                           1,470,299        1,116,672
                                                              -------------    -------------
Total liabilities                                               34,497,881       30,149,805

Shareholders' equity                                             3,517,859        3,289,890
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  38,015,740    $  33,439,695
                                                              =============    =============

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                                    Nine Months Ended
                                                                      September 30,
                                                              ------------------------------
                                                                  2004             2003
                                                              -------------    -------------
Assets
------
Cash and due from banks                                      $     808,936    $     750,837

Investment securities:
  Trading securities                                                22,950           23,321
  Short-term investments                                           180,716          266,537
  Other investment securities:
    Taxable                                                      4,638,611        3,972,106
    Tax-exempt                                                   1,180,816        1,179,967
                                                              -------------    -------------
Total investment securities                                      6,023,093        5,441,931

Loans and leases:
  Loans and leases, net of unearned income                      26,482,061       24,301,069
  Less: Allowance for loan and lease losses                        359,443          347,291
                                                              -------------    -------------
  Net loans and leases                                          26,122,618       23,953,778

Premises and equipment, net                                        443,834          440,886
Accrued interest and other assets                                2,951,399        2,539,814
                                                              -------------    -------------
Total Assets                                                 $  36,349,880    $  33,127,246
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                        $   4,489,782    $   4,095,794
  Interest bearing                                              19,066,853       17,722,429
                                                              -------------    -------------
Total deposits                                                  23,556,635       21,818,223

Funds purchased and security repurchase agreements               2,186,105        2,770,397
Other short-term borrowings                                        872,162          533,319
Long-term borrowings                                             4,952,207        3,724,792
Accrued expenses and other liabilities                           1,349,872        1,083,064
                                                              -------------    -------------
Total liabilities                                               32,916,981       29,929,795

Shareholders' equity                                             3,432,899        3,197,451
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  36,349,880    $  33,127,246
                                                              =============    =============

                                 OVERVIEW
                                 ________

Net income for the third quarter of 2004 amounted to $155.4 million compared to $140.3 million for the same period in the prior year, an increase of $15.1 million, or 10.8%. Diluted earnings per share was $0.69 for the three months ended September 30, 2004, compared with $0.61 for the three months ended September 30, 2003, an increase of 13.1%. The return on average assets and average equity was 1.63% and 17.58% for the quarter ended September 30, 2004, and 1.66% and 16.92%, respectively, for the quarter ended September 30, 2003.

Net income for the nine months ended September 30, 2004 amounted to $453.3 million compared to $403.0 million for the nine months ended September 30, 2003, an increase of $50.3 million, or 12.5%. Diluted earnings per share was $2.01 for the nine months ended September 30, 2004, compared with $1.77 for the nine months ended September 30, 2003, an increase of 13.6%. The return on average assets and average equity was 1.67% and 17.64% for the nine months ended September 30, 2004, and 1.63% and 16.85%, respectively, for the nine months ended September 30, 2003.

Earnings growth for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was attributable to a number of factors. The increase in net interest income was driven by loan and deposit growth and the impact of refinancing higher cost debt in current and prior periods. Net interest income growth was somewhat mitigated by the financing costs associated with Metavante's acquisitions. The continued improvement in credit quality resulted in lower provisions for loan and lease losses. Metavante and the Corporation's trust services reporting unit continued to exhibit growth in revenue and earnings. Metavante's growth in revenue and earnings reflects, in part, the impact of its acquisitions including three acquisitions completed in the third quarter of 2004, one acquisition completed in the second quarter of 2004 and one acquisition completed in the fourth quarter of 2003. For the three and nine months ended September 30, 2004, the Corporation experienced lower revenue from mortgage loan sales compared to the same periods last year which reflects, in part, less refinancing activity. These factors along with continued expense management resulted in double-digit earnings growth in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

Management continues to believe that low double digit earnings growth in 2004 is achievable. However, with the economy recovering slowly and modest evidence of job growth in the markets the Corporation serves, management remains cautious in its expectations that each positive attribute experienced in the first three quarters of 2004 will continue or improve in future quarters. The Corporation's actual results for the year ended December 31, 2004 could differ materially from those expected by management. See "Forward-Looking Statements" in this Form 10-Q and the Corporation's 2003 Annual Report on Form 10-K for a discussion of the various risk factors that could cause actual results to be different than expected results.

                 NOTEWORTHY TRANSACTIONS AND EVENTS
                 __________________________________

Some of the more notable transactions and events that occurred in the three and nine months ended September 30, 2004 and 2003 consisted of the following:

Third Quarter 2004
__________________

On July 1, 2004, Metavante completed the acquisition of all of the outstanding common stock of the privately held Advanced Financial Solutions, Inc. and its affiliated companies (collectively "AFS"), of Oklahoma City, Oklahoma for $140.3 million in cash, subject to adjustment. AFS is a provider of image-based payment, transaction and document software technologies. AFS also operates an electronic check-clearing network through one of its affiliates. It is expected that this acquisition will allow Metavante to expand its current product offerings in payment and transaction processing and image related services, provide the technology and expertise to help banks facilitate the necessary change to comply with the Check Clearing for the 21st Century Act (known as Check
21) and capture another leg in the payments segment-electronic check image exchange. See Note 5, Business Combinations in the Notes to Financial Statements.

On July 30, 2004, Metavante completed the acquisition of all of the outstanding common stock of NYCE Corporation ("NYCE"), for $610.7 million in cash, subject to certain adjustments. NYCE owns and operates one of the largest electronic funds transfer networks in the United States and provides debit card authorization processing services for automated teller machines (ATMs) and on-line and off-line signature based debit card transactions. It is expected that this acquisition will enable Metavante to expand its electronic funds transfer (EFT) business. See Note 5, Business Combinations in the Notes to Financial Statements.

On July 29, 2004, the Corporation completed two financing transactions aggregating $1.0 billion. The net proceeds were used for general corporate purposes, including the long-term financing for the recently completed Metavante acquisitions. The financing transactions consisted of the following:

The Corporation issued $600.0 million of 4.375% Senior Notes due August 1, 2009. Interest is payable semi-annually each February 1st and August 1st with the first payment due February 1, 2005.

The Corporation and M&I Capital Trust B also issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25.00, a fraction of a share of the Corporation's common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with an initial liquidation amount of $1,000.00. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008. The Common SPACES qualify as tier 1 capital for regulatory capital purposes. See LIQUIDITY AND CAPITAL RESOURCES and OFF-BALANCE SHEET ARRANGEMENTS for further discussion of Common SPACES.

On September 8, 2004, Metavante acquired certain assets of Response Data Corp. ("RDC"), for approximately $35.0 million in cash. RDC is a New Jersey-based provider of credit card balance transfer, bill pay and convenience check processing. It is expected that this acquisition will enable Metavante to expand its payment solutions product offerings by adding credit card balance transfer bill payment. See Note 5, Business Combinations in the Notes to Financial Statements.

During the third quarter of 2004, the Corporation prepaid $300 million of floating rate debt. In conjunction with this transaction, the Corporation terminated a related interest rate swap designated as a cash flow hedge that resulted in a charge to earnings of $2.0 million. The loss is reported in other in Other expense in the Consolidated Statements of Income.

Second Quarter 2004
___________________

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

During the second quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At September 30, 2004, approximately $1.6 billion was available for future securities issuances.

First Quarter 2004
___________________

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

Third Quarter 2003
__________________

During the third quarter of 2003, one of the portfolio companies held by the Corporation's Capital Markets group was sold at a gain. The gain of $16.2 million is reported in net investment securities gains in the Consolidated Statements of Income.

Several income tax audits covering multiple tax jurisdictions were resolved during the third quarter of 2003 which positively affected the banking segment by approximately $25.0 million and Metavante by $4.9 million. The impact is reported in the provision for income taxes in the Consolidated Statements of Income.

In conjunction with previous acquisitions, Metavante had made certain operating decisions with respect to facility and platform consolidations. During the third quarter of 2003, Metavante elected to retain one of the facilities and the related platforms that previously had been set for closure. As a result of these decisions, $8.5 million of liabilities established for the facility closure, consisting of severance of $2.4 million and lease costs of $6.1 million were no longer required. As a result of a change in product strategy, $15.7 million of related capitalized software costs were determined to have no future value and were written off. The financial statement impact of these decisions is reflected in Salaries and employee benefits expense, Net occupancy expense and Other expense in the Consolidated Statements of Income.

As a result of the financial impact of the previously described transactions and decisions which occurred in the third quarter of 2003 and in consideration of the low interest rate environment, the Corporation acquired and extinguished $730.3 million in par value of its longer-term and higher cost debt obligations. These debt obligations were replaced with debt obligations that have a lower cost and slightly longer maturities. The cost of acquiring and extinguishing the existing debt obligations amounted to $54.7 million and is reported as a component of Other expense in the Consolidated Statements of Income.

The aggregate net income impact of these transactions and decisions was approximately $0.5 million and was not material to reported net income or earnings per share for the three and nine months ended September 30, 2003.

Second Quarter 2003
___________________

During the second quarter of 2003, the Corporation redeemed all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust. MVBI Capital Trust then redeemed all of its currently outstanding Floating Rate Trust Preferred Securities at an aggregate redemption price of $14.95 million. In conjunction with the redemption, the Corporation terminated the associated interest rate swap designated as a cash flow hedge. The loss in Accumulated other comprehensive income and unamortized debt issuance costs aggregating $2.0 million were charged to other in Other expense in the Consolidated Statements of Income during the second quarter of 2003.

During the second quarter of 2003, the Corporation recognized impairment losses on the interest-only strips which represent retained interests associated with its auto securitization activities in the amount of $4.1 million. The loss is reported in Net investment securities gains (losses) in the Consolidated Statements of Income.

First Quarter 2003
__________________

During the first quarter of 2003, Metavante completed the integration of its acquisition of Paytrust, Inc. ("Paytrust"). Acquisition-related transition expenses amounted to $2.5 million and are reported in various line items in Other expense in the Consolidated Statements of Income.


                            NET INTEREST INCOME
                            ___________________

Net interest income for the third quarter of 2004 amounted to $281.1 million compared to $258.7 million reported for the third quarter of 2003. For the nine months ended September 30, 2004, net interest income amounted to $843.8 million compared to $787.1 million for the nine months ended September 30, 2003. Loan growth, slower prepayment activity across all asset classes, growth in noninterest bearing deposits and the impact of prepaying higher cost debt in the latter part of 2003 all contributed to the increase in net interest income. Factors negatively affecting net interest income included the impact of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate increases, cash expenditures for current year acquisitions and cash expenditures for repurchases of common stock and acquisitions in the prior year.

Average earning assets in the third quarter of 2004 amounted to $33.6 billion compared to $30.0 billion in the third quarter of 2003, an increase of $3.6 billion, or 11.9%. Increases in average loans and leases accounted for $2.9 billion of the quarter over quarter growth. Average investment securities increased $0.8 billion. Average earning assets for the nine months ended September 30, 2004 amounted to $32.5 billion compared to $29.7 billion for the nine months ended September 30, 2003, an increase of $2.8 billion, or 9.3%. Increases in average loans and leases accounted for $2.2 billion of the growth over the respective periods. Average investment securities increased $0.7 billion.

Average interest bearing liabilities increased $3.7 billion or 15.0% in the third quarter of 2004 compared to the third quarter of 2003. Average interest bearing deposits increased $2.2 billion or 12.3% in the third quarter of 2004 compared to the third quarter of last year. Average total borrowings increased $1.5 billion or 22.0% in the third quarter of 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, average interest bearing liabilities increased $2.3 billion or 9.4% compared to the same period in 2003. Average interest bearing deposits increased $1.3 billion or 7.6% in the first nine months of 2004 compared to the first nine months of last year. Average total borrowings increased $1.0 billion or 14.0% in the first nine months of 2004 compared to the same period in 2003.

Average noninterest bearing deposits increased $0.3 billion or 6.6% in the three months ended September 30, 2004 compared to the same period last year. On a year-to-date basis, average noninterest bearing deposits increased $0.4 billion or 9.6% in the first nine months of 2004 compared to the first nine months of 2003.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table. ($ in millions):

                   Consolidated Average Loans and Leases
                   ______________________________________

                                            2004                     2003           Growth Pct.
                               ----------------------------- ------------------- ------------------
                                 Third     Second    First     Fourth    Third              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
  Commercial                   $  7,796  $  7,463  $  7,142  $  6,839  $  6,912    12.8%      4.5%

  Commercial real estate
    Commercial mortgages          7,826     7,512     7,246     7,076     6,986    12.0       4.2
    Construction                  1,100     1,071     1,075     1,071     1,014     8.5       2.7
                                --------  --------  --------  --------  --------  ------    ------
  Total commercial real estate    8,926     8,583     8,321     8,147     8,000    11.6       4.0

  Commercial lease financing        395       393       399       384       392     0.6       0.4
                                --------  --------  --------  --------  --------  ------    ------
Total Commercial
  Loans and Leases               17,117    16,439    15,862    15,370    15,304    11.8       4.1

Personal Loans and Leases
  Residential real estate
    Residential mortgages         3,452     3,210     2,958     2,811     2,751    25.5       7.6
    Construction                    342       292       269       246       210    62.5      16.9
                                --------  --------  --------  --------  --------  ------    ------
  Total residential real estate   3,794     3,502     3,227     3,057     2,961    28.1       8.3

  Personal loans
    Student                          79        83       102        95        84    (5.3)     (3.5)
    Credit card                     214       244       230       213       200     6.7     (12.5)
    Home equity loans and lines   4,894     4,688     4,439     4,215     4,100    19.4       4.4
    Other                         1,256     1,388     1,391     1,516     1,692   (25.8)     (9.5)
                                --------  --------  --------  --------  --------  ------    ------
  Total personal loans            6,443     6,403     6,162     6,039     6,076     6.0       0.6

  Personal lease financing          146       164       177       198       255   (42.8)    (11.1)
                                --------  --------  --------  --------  --------  ------    ------
Total Personal Loans and Leases  10,383    10,069     9,566     9,294     9,292    11.7       3.1
                                --------  --------  --------  --------  --------  ------    ------
Total Consolidated Average
  Loans and Leases             $ 27,500  $ 26,508  $ 25,428  $ 24,664  $ 24,596    11.8%      3.7%
                                ========  ========  ========  ========  ========  ======    =======

Total consolidated average loans and leases increased $2.9 billion or 11.8% to $27.5 billion in the third quarter of 2004 compared to the third quarter of 2003. Total average commercial loan and lease growth amounted to $1.8 billion or 11.8% in the current quarter compared to the third quarter of the prior year. The growth in average commercial loans and leases in the third quarter of 2004 compared to the third quarter of 2003 was evenly split between commercial and industrial loans and commercial real estate loans which each contributed approximately $0.9 billion, respectively to the quarter over quarter loan growth. Total average personal loans and leases increased $1.1 billion or 11.7% to $10.4 billion in the third quarter of 2004 compared to the third quarter of 2003. This growth was driven primarily by growth in home equity loans and lines and residential real estate loans which each increased approximately $0.8 billion. Average indirect auto loans and leases declined approximately $0.5 billion in the current quarter compared to the third quarter of the prior year. From a production standpoint, residential real estate loan closings in the third quarter of 2004 were $0.2 billion or 19.6% lower than loan closings in the second quarter of 2004 and were approximately $0.6 billion or 35.9% lower in the third quarter of 2004 compared to the third quarter of 2003. Early indications, as measured by application volume, suggest that loan closings in the fourth quarter of 2004 may approximate third quarter production.

For the nine month period, total consolidated average loans and leases increased $2.2 billion or 9.0% in the first nine months of 2004 compared to the first nine months of 2003. Total average commercial loan and lease growth amounted to $1.3 billion or 8.8% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The growth in average commercial loans and leases in the first nine months of 2004 compared to the same period in 2003 was primarily due to the growth in average commercial real estate loans which increased $0.8 billion. Total average personal loans and leases increased $0.8 billion or 9.2% in the first nine months of 2004 compared to the first nine months of 2003. This growth was driven primarily by growth in home equity loans and lines and residential real estate loans which each increased approximately $0.6 billion. Average indirect auto loans and leases declined approximately $0.4 billion in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. From a production standpoint, residential real estate loan closings declined approximately $1.5 billion or 33.7% in the first nine months of 2004 compared to the first nine months of 2003.

The growth in average commercial loans in the first nine months of 2004 has been a combination of loans to new customers and increased activity from existing customers whose businesses are in a variety of industries located in Wisconsin and throughout the Corporation's markets outside of the state. When compared to two or three years ago, the business activity in the Corporation's markets has shown some signs of recovery however, the Corporation continues to observe modest capital spending and does not expect that to change in the near term. As a result of customers' improved profitability and stronger cash flows the Corporation has experienced a reduction in nonperforming loans and leases and loan growth. While it may be too early to determine if this is the early stage of more robust and sustainable business loan demand, the Corporation's commercial lending activities have historically fared well as the economy strengthens in its markets. Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary consumer loan product. The Corporation anticipates these products will continue to drive growth in the consumer side of its banking activities.

The Corporation sells residential real estate production in the secondary market and selected loans with adjustable rate characteristics are periodically retained in the portfolio. Residential real estate loans sold to investors amounted to $0.3 billion in the third quarter of 2004 compared to $1.1 billion in the third quarter of the prior year. Approximately $81.1 million of loans sold were attributable to the AmerUs acquisition. For the nine months ended September 30, 2004, residential real estate loans sold to investors amounted to $1.2 billion compared to $3.2 billion in the nine months ended September 30, 2003. Approximately $198.2 million of loans sold in the first nine months of 2004 were attributable to the AmerUs acquisition. At September 30, 2004 and 2003, the Corporation had approximately $87.6 million and $42.8 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $7.0 million in the third quarter of 2004 compared to $19.4 million in the third quarter of last year. For the nine months ended September 30, 2004 and 2003, gains from the sale of mortgage loans amounted to $21.1 million and $49.7 million, respectively. Approximately $1.8 million and $4.5 million of the gain in the third quarter and first nine months of 2004, respectively, were attributable to the AmerUs acquisition.

Auto loans securitized and sold in the third quarter of 2004 amounted to $0.1 billion compared to $0.2 billion in the third quarter of last year. For the nine months ended September 30, 2004 and 2003, auto loans securitized and sold amounted to $0.5 billion, respectively. For the three and nine months ended September 30, 2004, losses from the sale and securitization of auto loans amounted to $0.6 million and $2.9 million, respectively. For the three and nine months ended September 30, 2003, gains from the sale and securitization of auto loans amounted to $0.8 million and $6.1 million, respectively. The losses incurred in 2004 are primarily due to lower loan interest spreads associated with new auto loan production in a rising interest rate environment.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      _____________________________

                                            2004                     2003           Growth Pct.
                               ----------------------------- ------------------- ------------------
                                 Third     Second    First     Fourth    Third              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
  Noninterest bearing deposits
    Commercial                 $  3,280  $  3,143  $  2,988  $  3,125  $  3,004     9.2%      4.3%
    Personal                        902       908       855       855       828     8.9      (0.6)
    Other                           456       463       473       489       517   (11.7)     (1.5)
                                --------  --------  --------  --------  --------  ------    ------
  Total noninterest
    bearing deposits              4,638     4,514     4,316     4,469     4,349     6.6       2.8

  Interest bearing deposits
    Savings and NOW               3,452     3,395     3,303     3,282     3,273     5.5       1.7
    Money market                  5,612     5,657     5,780     6,015     6,040    (7.1)     (0.8)
    Foreign activity                849       943       909       799       759    11.9      (9.9)
                                --------  --------  --------  --------  --------  ------    ------
  Total interest
    bearing deposits              9,913     9,995     9,992    10,096    10,072    (1.6)     (0.8)

  Time deposits
    Other CDs and time deposits   2,653     2,582     2,611     2,659     2,707    (2.0)      2.7
    CDs greater than $100,000       805       660       632       633       617    30.4      22.0
                                --------  --------  --------  --------  --------  ------    ------
  Total time deposits             3,458     3,242     3,243     3,292     3,324     4.0       6.7
                                --------  --------  --------  --------  --------  ------    ------
Total bank issued deposits       18,009    17,751    17,551    17,857    17,745     1.5       1.5

Wholesale deposits
  Money market                      747        72        75        74        73   923.1     933.5
  Brokered CDs                    5,009     4,498     3,854     3,270     2,938    70.5      11.4
  Foreign time                      869     1,188     1,035     1,282     1,399   (37.9)    (26.9)
                                --------  --------  --------  --------  --------  ------    ------
Total wholesale deposits          6,625     5,758     4,964     4,626     4,410    50.3      15.1
                                --------  --------  --------  --------  --------  ------    ------
Total consolidated
  average deposits             $ 24,634  $ 23,509  $ 22,515  $ 22,483  $ 22,155    11.2%      4.8%
                                ========  ========  ========  ========  ========  ======    =======

Total consolidated average deposits increased $2.5 billion or 11.2% in the third quarter of 2004 compared to the third quarter of 2003. Average noninterest bearing deposits increased $0.3 billion or 6.6% while average bank-issued interest bearing activity accounts declined $0.2 billion or 1.6% in the current quarter compared to the third quarter of the prior year. Average bank-issued time deposits increased $0.1 billion or 4.0% in the third quarter of 2004 compared to the third quarter of 2003 and increased $0.2 billion or 6.7% since the second quarter of 2004. The Corporation has experienced success in competing for these deposits without pricing above comparable wholesale levels.

For the nine months ended September 30, 2004, total average consolidated deposits increased $1.7 billion or 8.0% compared to the nine months ended September 30, 2003. Average noninterest bearing deposits increased $0.4 billion or 9.6% while average bank-issued interest bearing activity accounts declined $0.1 billion or 1.1% in the first nine months of 2004 compared to the first nine months of 2003.

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

For the three and nine months ended September 30, 2004, average wholesale deposits increased $2.2 billion and $1.6 billion, respectively, compared to the three and nine months ended September 30, 2003. The Corporation continues to make greater use of wholesale funding alternatives, especially brokered money market deposits and institutional certificates of deposits. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches.
These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships.

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

As previously discussed, during the third quarter of 2004, the Corporation completed two financing transactions aggregating $1.0 billion, which consisted of $600.0 million of 4.375% Senior Notes and 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. See LIQUIDITY AND CAPITAL RESOURCES and OFF-BALANCE SHEET ARRANGEMENTS for further discussion of Common SPACES. The net proceeds were used for general corporate purposes, including the long-term financing for the recently completed Metavante acquisitions. In addition to the financing transactions previously discussed, during the third quarter of 2004, the Corporation's lead bank, M&I Marshall & Ilsley Bank ("M&I Bank") issued $200.0 million of 3.95% senior notes which mature in 2009. New FHLB floating rate advances amounted to $360.0 million. M&I Bank also prepaid $300.0 million of floating rate FHLB advances and terminated receive floating pay fixed interest rate swaps designated as cash flow hedges against the FHLB advances. The termination of the interest rate swap resulted in a charge to earnings of $2.0 million. During the third quarter of 2004, the Corporation issued $9.5 million of MiNotes with an annual weighted average coupon interest rate of 4.01%. MiNotes in the amount of $6.7 million with an annual weighted average coupon interest rate of 5.93% were called by or put to the Corporation in accordance with the existing terms of the MiNote agreements.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and nine months ended September 30, 2004 and 2003, are presented in the following tables ($ in millions):

                  Consolidated Yield and Cost Analysis
                  ____________________________________

                                          Three Months Ended              Three Months Ended
                                          September 30, 2004              September 30, 2003
                                 --------------------------------  -------------------------------
                                                           Average                           Average
                                      Average              Yield or     Average              Yield or
                                      Balance   Interest   Cost (b)     Balance   Interest   Cost (b)
                                    ----------- --------- ---------   ----------- --------- ---------
Loans and leases: (a)
  Commercial loans and leases      $  8,190.5  $   99.3      4.82 %  $  7,304.4  $   83.9      4.55 %
  Commercial real estate loans        8,926.4     120.8      5.38       8,000.0     110.9      5.50
  Residential real estate loans       3,794.1      52.2      5.48       2,961.2      42.7      5.72
  Home equity loans and lines         4,893.4      63.3      5.15       4,098.6      56.7      5.49
  Personal loans and leases           1,695.2      21.7      5.09       2,232.2      29.4      5.23
                                    ----------  --------  --------    ----------  --------  --------
Total loans and leases               27,499.6     357.3      5.17      24,596.4     323.6      5.22

Investment securities (b):
  Taxable                             4,710.8      51.7      4.36       3,990.1      33.3      3.34
  Tax Exempt (a)                      1,224.1      22.6      7.46       1,166.8      21.7      7.50
                                    ----------  --------  --------    ----------  --------  --------
Total investment securities           5,934.9      74.3      4.99       5,156.9      55.0      4.27

Trading securities (a)                   23.5       0.1      1.38          26.8       0.1      0.99

Other short-term investments            165.1       0.7      1.57         259.6       0.5      0.79
                                    ----------  --------  --------    ----------  --------  --------
Total interest earning assets      $ 33,623.1  $  432.4      5.12 %  $ 30,039.7  $  379.2      5.02 %
                                    ==========  ========  ========    ==========  ========  ========
Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $  9,913.0  $   19.8      0.79 %  $ 10,072.1  $   16.2      0.64 %
    Bank issued time deposits         3,457.7      21.5      2.47       3,324.3      20.3      2.42
                                    ----------  --------  --------    ----------  --------  --------
  Total bank issued deposits         13,370.7      41.3      1.23      13,396.4      36.5      1.08
  Wholesale deposits                  6,625.6      32.7      1.96       4,409.6      15.8      1.42
                                    ----------  --------  --------    ----------  --------  --------
Total interest bearing deposits      19,996.3      74.0      1.47      17,806.0      52.3      1.16

Short-term borrowings                 2,493.6      14.3      2.29       3,102.6      19.6      2.51
Long-term borrowings                  5,899.7      54.8      3.69       3,775.7      40.7      4.27
                                    ----------  --------  --------    ----------  --------  --------
Total interest bearing liabilities $ 28,389.6  $  143.1      2.01 %  $ 24,684.3  $  112.6      1.81 %
                                    ==========  ========  ========    ==========  ========  ========
Net interest margin (FTE) as a
  percent of average earning assets            $  289.3      3.42 %              $  266.6      3.53 %
                                                ========  ========                ========  ========
Net interest spread (FTE)                                    3.11 %                            3.21 %
                                                          ========                          ========

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

                     Consolidated Yield and Cost Analysis
                     ____________________________________

                                           Nine Months Ended               Nine Months Ended
                                          September 30, 2004              September 30, 2003
                                 --------------------------------  -------------------------------
                                                           Average                           Average
                                      Average              Yield or     Average              Yield or
                                      Balance   Interest   Cost (b)     Balance   Interest   Cost (b)
                                    ----------- --------- ---------   ----------- --------- ---------
Loans and leases: (a)
  Commercial loans and leases      $  7,863.6  $  276.4      4.70 %  $  7,319.6  $  254.2      4.64 %
  Commercial real estate loans        8,611.4     345.8      5.36       7,817.3     335.2      5.73
  Residential real estate loans       3,508.6     144.1      5.49       2,884.9     130.6      6.05
  Home equity loans and lines         4,674.2     183.5      5.24       4,074.1     175.2      5.75
  Personal loans and leases           1,824.3      69.3      5.08       2,205.2      90.8      5.50
                                    ----------  --------  --------    ----------  --------  --------
Total loans and leases               26,482.1   1,019.1      5.14      24,301.1     986.0      5.42

Investment securities (b):
  Taxable                             4,638.6     148.7      4.30       3,972.1     120.4      4.10
  Tax Exempt (a)                      1,180.8      65.7      7.58       1,180.0      65.6      7.58
                                    ----------  --------  --------    ----------  --------  --------
Total investment securities           5,819.4     214.4      4.95       5,152.1     186.0      4.89

Trading securities (a)                   23.0       0.2      1.34          23.3       0.2      1.11

Other short-term investments            180.7       1.6      1.18         266.5       1.9      0.98
                                    ----------  --------  --------    ----------  --------  --------
Total interest earning assets      $ 32,505.2  $1,235.3      5.08 %  $ 29,743.0  $1,174.1      5.29 %
                                    ==========  ========  ========    ==========  ========  ========
Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $  9,966.6 $    51.1      0.69 %  $ 10,081.2  $   59.3      0.79 %
    Bank issued time deposits         3,314.4      59.9      2.41       3,435.9      65.6      2.55
                                    ----------  --------  --------    ----------  --------  --------
  Total bank issued deposits         13,281.0     111.0      1.12      13,517.1     124.9      1.24
  Wholesale deposits                  5,785.8      76.5      1.77       4,205.3      50.5      1.61
                                    ----------  --------  --------    ----------  --------  --------
Total interest bearing deposits      19,066.8     187.5      1.31      17,722.4     175.4      1.32

Short-term borrowings                 3,058.3      44.4      1.94       3,303.7      62.6      2.54
Long-term borrowings                  4,952.2     135.6      3.66       3,724.8     125.2      4.49
                                    ----------  --------  --------    ----------  --------  --------
Total interest bearing liabilities $ 27,077.3  $  367.5      1.81 %  $ 24,750.9  $  363.2      1.96 %
                                    ==========  ========  ========    ==========  ========  ========
Net interest margin (FTE) as a
percent of average earning assets              $  867.8      3.57 %              $  810.9      3.65 %
                                                ========  ========                ========  ========
Net interest spread (FTE)                                    3.27 %                            3.33 %
                                                          ========                          ========

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin, as a percent of average earning assets on a fully taxable equivalent basis ("FTE"), decreased 11 basis points from 3.53 percent in the third quarter of 2003 to 3.42 percent in the third quarter of 2004. The cost of bank issued interest bearing deposits in the current quarter increased 15 basis points from the same quarter of the previous year. The increase in noninterest bearing deposits as previously discussed provided a benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) increased 3 basis points in the current quarter compared to the third quarter of last year. The Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante's recent acquisitions lowered the net interest margin as a percent of average earning assets on a FTE basis by approximately 9 basis points in the third quarter of 2004. The Corporation estimates that the additional interest expense associated with this debt will lower the net interest margin as a percent of average earning assets on a FTE basis by approximately 13 basis points in the fourth quarter of 2004. Unlike a bank acquisition or loan growth, where the primary source of revenue is interest income, the revenue impact of Metavante's acquisitions is recorded in Other income and is not a component of the net interest margin statistic.

On a year to date basis, the net interest margin, as a percent of average earning assets on a FTE basis, decreased 8 basis points from 3.65 percent in the nine months ended September 30, 2003 to 3.57 percent in the nine months ended September 30, 2004. The yield on average interest earning assets decreased 21 basis points in the first nine months of 2004 compared to the first nine months of the prior year. The cost of bank issued interest bearing deposits decreased 12 basis points in the nine months ended September 30, 2004 compared to the same period of the previous year. As previously discussed, the increase in noninterest bearing deposits provided a benefit to the net interest margin. The cost of other funding sources (wholesale deposits and total borrowings) decreased 36 basis points in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante's recent acquisitions lowered the net interest margin as a percent of average earning assets on a FTE basis by approximately 3 basis points in the nine months ended September 30, 2004.

Net interest income for the quarter and first nine months of 2004 was affected by a number of factors. Loan growth, the early retirement of higher cost debt primarily in the latter part of 2003, and lower levels of prepayment activity were beneficial to net interest income in 2004. The low absolute level of interest rates and increased level of prepayments experienced in the first three quarters of 2003 shortened the expected life of many of the Corporation's financial assets. Lower reinvestment rates and a conscious slowing in deposit repricing resulting from selectively lowering deposit rates and the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante's recent acquisitions, has adversely impacted net interest income.

Management expects the net interest margin as a percent of average earning assets will likely trend down 6 to 8 basis points in the fourth quarter of 2004 compared to the third quarter of 2004 as a result of the following: loan spreads tend to be more narrow, particularly as interest rates increase; as the economy improves, the Corporation's capacity to generate loans will likely exceed its ability to generate appropriately priced deposits; and the impact of a full quarter of interest expense, compared to two months of interest expense in the third quarter of 2004, from the financing of Metavante's recent acquisitions. Net interest income and the net interest margin can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.

          PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
          ______________________________________________________

The following tables present comparative consolidated credit quality information as of September 30, 2004, and as of the end of the prior four quarters.

                            Nonperforming Assets
                            ____________________

                                   ($000's)

                                                  2004                        2003
                                     -------------------------------  --------------------
                                       Third     Second      First     Fourth      Third
                                      Quarter    Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------  ---------
Nonaccrual                          $ 139,154  $ 137,845  $ 149,550  $ 166,387  $ 180,535

Renegotiated                              244        253        261        278        286

Past due 90 days or more                3,148      6,902      6,296      6,111      6,479
                                     ---------  ---------  ---------  ---------  ---------
Total nonperforming loans and leases  142,546    145,000    156,107    172,776    187,300

Other real estate owned                 7,098     10,394     13,172     13,235     13,642
                                     ---------  ---------  ---------  ---------  ---------
Total nonperforming assets          $ 149,644  $ 155,394  $ 169,279  $ 186,011  $ 200,942
                                     =========  =========  =========  =========  =========
Allowance for loan and lease losses $ 358,072  $ 357,898  $ 353,687  $ 349,561  $ 348,100
                                     =========  =========  =========  =========  =========

                          Consolidated Statistics
                          _______________________

                                                  2004                        2003
                                     -------------------------------  --------------------
                                       Third     Second      First     Fourth      Third
                                      Quarter    Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------  ---------
Net charge-offs to average
  loans and leases annualized            0.10 %     0.08 %     0.08 %     0.13 %     0.13 %
Total nonperforming loans and
  leases to total loans and leases       0.51       0.53       0.60       0.69       0.76
Total nonperforming assets to
  total loans and leases and
  other real estate owned                0.53       0.57       0.65       0.74       0.82
Allowance for loan and lease
  losses to total loans and leases       1.27       1.32       1.36       1.39       1.41
Allowance for loan and lease
  losses to total nonperforming
  loans and leases                        251        247        227        202        186

                    Nonaccrual Loans and Leases By Type
                    ___________________________________

                                   ($000's)

                                                  2004                        2003
                                     -------------------------------  --------------------
                                       Third     Second      First     Fourth      Third
                                      Quarter    Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------  ---------
Commercial
  Commercial, financial
    and agricultural                $  49,714  $  39,473  $  45,714  $  56,096  $  66,571
  Lease financing receivables           5,476      6,398      7,381     13,308      4,538
                                     ---------  ---------  ---------  ---------  ---------
Total commercial                       55,190     45,871     53,095     69,404     71,109

Real estate
  Construction and land development       207      1,724         78        800        353
  Commercial mortgage                  33,817     38,561     46,172     42,857     47,012
  Residential mortgage                 48,715     50,776     49,528     52,098     60,287
                                     ---------  ---------  ---------  ---------  ---------
Total real estate                      82,739     91,061     95,778     95,755    107,652

Personal                                1,225        913        677      1,228      1,774
                                     ---------  ---------  ---------  ---------  ---------
Total nonaccrual loans and leases   $ 139,154  $ 137,845  $ 149,550  $ 166,387  $ 180,535
                                     =========  =========  =========  =========  =========

              Reconciliation of Allowance for Loan and Lease Losses
              _____________________________________________________

                                   ($000's)

                                                  2004                        2003
                                     -------------------------------  --------------------
                                       Third     Second      First     Fourth      Third
                                      Quarter    Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------  ---------
Beginning balance                   $ 357,898  $ 353,687  $ 349,561  $ 348,100  $ 348,100

Provision for loan and lease losses     6,872      9,227      9,027      9,807      7,852

Allowance of banks and loans acquired      --         --         27         --         --

Loans and leases charged-off
  Commercial                            4,403      4,015      2,904      4,497      4,317
  Real estate                           3,047      2,765      3,138      5,142      3,238
  Personal                              3,207      2,616      3,653      3,661      2,528
  Leases                                  252        536      1,001      2,494        880
                                     ---------  ---------  ---------  ---------  ---------
Total charge-offs                      10,909      9,932     10,696     15,794     10,963

Recoveries on loans and leases
  Commercial                            2,366      2,279      2,886      3,810      1,400
  Real estate                             611      1,336      1,555      2,508        591
  Personal                                900        906        756        762        831
  Leases                                  334        395        571        368        289
                                     ---------  ---------  ---------  ---------  ---------
Total recoveries                        4,211      4,916      5,768      7,448      3,111
                                     ---------  ---------  ---------  ---------  ---------
Net loans and leases charge-offs        6,698      5,016      4,928      8,346      7,852
                                     ---------  ---------  ---------  ---------  ---------
Ending balance                      $ 358,072  $ 357,898  $ 353,687  $ 349,561  $ 348,100
                                     =========  =========  =========  =========  =========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $7.1 million at September 30, 2004, compared to $10.4 million at June 30, 2004 and $13.2 million at March 31, 2004.

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

At September 30, 2004, nonperforming loans and leases amounted to $142.5 million or 0.51% of consolidated loans and leases compared to $145.0 million or 0.53% of consolidated loans and leases at June 30, 2004, $156.1 million or 0.60% of consolidated loans and leases at March 31, 2004 and $172.8 million or 0.69% of consolidated loans and leases at December 31, 2003. Both in terms of absolute dollars and percent of total loans and leases outstanding, nonperforming loans at September 30, 2004 is the sixth consecutive quarter-end in which there was a decline in nonperforming loans. Nonaccrual loans and leases have been the primary source of the decrease in nonperforming loans and leases since December 31, 2003. The net decrease was primarily due to continued reductions and positive resolutions in several portfolio segments and improving credit conditions throughout the loan and lease portfolios.

Net charge-offs amounted to $6.7 million or 0.10% of average loans and leases in the third quarter of 2004 compared to $5.0 million or 0.08% of average loans and leases in the second quarter of 2004, $4.9 million or 0.08% of average loans and leases in the first quarter of 2004 and $8.3 million or 0.13% of average loans and leases in the fourth quarter of 2003. The net charge-off activity experienced in the first and second quarters of 2004 are the lowest levels experienced in any individual quarter since the second quarter of 2000. This lower level of net charge-offs has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to a lower level in future periods. Recoveries in the third quarter of 2004 were $0.7 million lower than recoveries in the second quarter of 2004 and $1.6 million lower than recoveries in the first quarter of 2004.

Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs. At year-end 2003, the Corporation disclosed that it expects net charge-offs in 2004 to range from 0.15% to 0.20% for the year and nonperfoming loans and leases as a percent of total loans and leases outstanding to be in the range of 70-80 basis points. Based on its experience in the first nine months of 2004, the Corporation expects credit quality ratios will be below these ranges in the near term. Management continues to believe that the long-term impact of the recent recession may still provide some unanticipated results within the loan and lease portfolio and some degree of stress and uncertainty continues to exist.

The provision for loan and lease losses amounted to $6.9 million for the three months ended September 30, 2004 compared to $9.2 million for the three months ended June 30, 2004 and $7.9 million for the three months ended September 30, 2003. The allowance for loan and lease losses as a percent of total loans and leases outstanding was 1.27% at September 30, 2004, 1.32% at June 30, 2004 and 1.39% at December 31, 2003.

                              OTHER INCOME
                              ____________

Total other income in the third quarter of 2004 amounted to $367.9 million compared to $325.0 million in the same period last year, an increase of $42.9 million or 13.2%. For the nine months ended September 30, 2004, total other income amounted to $1,011.3 million compared to $910.2 million for the nine months ended September 30, 2003, an increase of $101.1 million or 11.1%. The increase in other income was primarily due to growth in data processing services and trust services revenue (primarily the Metavante acquisitions described below) and was partially offset by lower mortgage banking revenue and lower net investment securities gains.

Data processing services revenue amounted to $239.0 million in the third quarter of 2004 compared to $166.3 million in the third quarter of 2003, an increase of $72.7 million or 43.7%. For the nine months ended September 30, 2004, data processing services revenue amounted to $622.4 million compared to $481.4 million for the nine months ended September 30, 2003, an increase of $141.0 million or 29.3%. Revenue associated with Metavante's acquisitions completed in the third quarter of 2004 (AFS, NYCE and RDC) along with the May 2004 acquisition of Kirchman and the November 2003 acquisition of Printing For Systems, Inc. contributed approximately $64.5 million and $91.4 million to the revenue growth in the three and nine months ended September 30, 2004, over the comparable three and nine months ended September 30, 2003. Overall, revenue growth was generally strong throughout all aspects of this segment. Buyout revenue, which varies from period to period, was not significant to data processing services revenue for the three and nine months ended September 30, 2004 and 2003, respectively. By way of an update to the outlook previously provided in prior filings, management anticipates Metavante's total revenue (internal and external) to range from $945 million to $955 million and segment income to range from $79 million to $82 million for the year ended December 31, 2004. See Note 5, Business Combinations in Notes to Financial Statements for an update on Metavante's recently announced acquisition.

For the three months ended September 30, 2004, item processing revenue amounted to $10.3 million compared to $11.2 million for the three months ended September 30, 2003, a decrease of $0.9 million or 7.9%. Lower volumes, some lost business and lower buyout fees, which vary period to period, all contributed to the quarter over quarter decline. For the nine months ended September 30, 2004, item processing revenue amounted to $32.6 million compared to $31.0 million for the nine months ended September 30, 2003, an increase of $1.6 million or 5.2%. The increase in revenues is due to volumes processed.

Trust services revenue amounted to $37.5 million in the third quarter of 2004 compared to $32.0 million in the third quarter of 2003, an increase of $5.5 million or 17.1%. For the nine months ended September 30, 2004, trust services revenue amounted to $111.7 million compared to $93.3 million for the nine months ended September 30, 2003, an increase of $18.4 million or 19.8%. Revenue associated with the employee benefit plan business purchased from a national banking association located in Missouri contributed approximately $2.7 million and $7.1 million to the revenue growth in the three and nine months ended September 30, 2004 compared to the same periods in the prior year. The remainder of the increase in revenue was due to sales efforts, positive equity market performance and some shifting of funds into equities. Assets under management were approximately $17.4 billion at September 30, 2004, compared to $15.7 billion at December 31, 2003, and $14.5 billion at September 30, 2003.

Total mortgage banking revenue was $8.9 million in the third quarter of 2004 compared with $24.2 million in the third quarter of 2003, a decrease of $15.3 million. For the nine months ended September 30, 2004, total mortgage banking revenue was $27.5 million compared with $63.5 million for the nine months ended September 30, 2003, a decrease of $36.0 million.
For the three and nine months ended September 30, 2004, the Corporation sold $0.3 billion and $1.2 billion of residential mortgage loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $1.1 million for the nine months ended September 30, 2004. By comparison, for the three and nine months ended September 30, 2003, the Corporation sold $1.1 billion and $3.2 billion of residential mortgage loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $1.7 million for the nine months ended September 30, 2003. Approximately $81.1 million of the residential mortgage loans sold and $1.8 million of the reported gain recognized in the third quarter of 2004 and $198.2 million of the residential mortgage loans sold and $4.5 million of the reported gain recognized in the first nine months of 2004 was attributable to the AmerUs acquisition.

Net investment securities activities for the three and nine months ended September 30, 2004 were not significant. For the three months ended September 30, 2003, net investment securities gains amounted to $16.7 million. As previously discussed, $16.2 million represents the gain from the sale of one of the portfolio companies held by the Corporation's Capital Markets group. For the nine months ended September 30, 2003, net investment securities gains amounted to $15.7 million. Gains recognized by the Corporation's Capital Markets group amounted to $17.9 million, including the transaction previously discussed. These gains were offset by $4.1 million of impairment losses recognized in the second quarter of 2003 on the interest-only strips which represent retained interests associated with auto loan securitization activity.

Other income in the third quarter of 2004 amounted to $40.0 million compared to $41.7 million in the third quarter of 2003, a decrease of $1.7 million. For the nine months ended September 30, 2004, other income amounted to $120.9 million compared to $125.3 million for the nine months ended September 30, 2003, a decrease of $4.4 million. Gains from the sale of branches in the three and nine months ended September 30, 2003 amounted to $1.6 million and $2.5 million, respectively. Lower trading income and lower auto securitization income, as previously discussed, was offset by increases in card related fees and other sources of income in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

                                 OTHER EXPENSE
                                 _____________

Total other expense for the three months ended September 30, 2004 amounted to $408.1 million compared to $410.0 million for the three months ended September 30, 2003, a decrease of $1.9 million. For the nine months ended September 30, 2004, total other expense amounted to $1,145.1 million compared to $1,081.3 million for the nine months ended September 30, 2003, an increase of $63.8 million or 5.9%.

Total other expense for the three and nine months ended September 30, 2004 include the operating expenses associated with Metavante's acquisition of Printing For Systems, Inc. in November 2003, Kirchman in May 2004, the employee benefit plan business purchased by the Trust Services reporting unit beginning in the third quarter of 2003 and the purchase of AmerUs by the Banking segment on January 1, 2004. Also included in total other expense for part of the three and nine months ended September 30, 2004 are the operating expenses associated with Metavante's acquisitions of AFS on July 1, 2004, NYCE on July 30, 2004 and RDC on September 8, 2004. Such operating expenses have all been included in the Corporation's consolidated operating expenses since the acquisitions were completed. In addition, total other expense for the three and nine months ended September 30, 2004 include losses from prepaying debt and terminating the related interest rate swaps designated as hedges. For the three and nine months ended September 30, 2004, such losses amounted to $2.0 million and $6.9 million, respectively. Salaries and employee benefits expense for the three and nine months ended September 30, 2004 include a $1.0 million benefit for the retroactive recognition of the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act"). Other expense for the nine months ended September 30, 2004 include Metavante's $4.9 million write-down of capitalized software costs associated with a product that was impaired due to limited growth potential and the decision to discontinue marketing the product to new customers.

Total other expense for the three and nine months ended September 30, 2003 also includes losses from prepaying debt and terminating the related interest rate swaps designated as hedges. For the three and nine months ended September 30, 2003, such losses amounted to $54.7 million and $56.7 million, respectively. During the third quarter of 2003, Metavante reversed $8.5 million of liabilities established for a facility closure, consisting of severance of $2.4 million and lease costs of $6.1 million, as a result of a decision to retain one of the facilities and the related platforms that previously had been set for closure. Also during the third quarter of 2003, $15.7 million of related capitalized software costs were determined to have no future value and were written off due to a change in product strategy. Total other expense for the nine months ended September 30, 2003 includes $2.5 million of transition costs associated with the completion of Metavante's integration of Paytrust.

For the three months ended September 30, 2004, the estimated aggregate impact of these items was a decrease to total other expense over the comparative period of approximately $9.7 million. For the nine months ended September 30, 2004, the estimated aggregate impact of these items was an increase to total other expense over the nine months ended September 30, 2003 of approximately $24.3 million. Excluding the impact of these items, total other expense growth in the third quarter of 2004 compared to the third quarter of 2003 was approximately $7.8 million or 2.2% and for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, was approximately $39.5 million or 3.9%.

The Corporation estimates that including the operating expenses of Metavante's acquisitions completed during the third quarter of 2004 for a full quarter compared to a partial quarter will increase operating expenses in the fourth quarter of 2004 by approximately $14 million.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 2004, and prior four quarters were:

                           Efficiency Ratios
                           _________________

                                                  Three Months Ended
                        -------------------------------------------------------------------------
                        September 30,    June 30,       March 31,    December 31,   September 30,
                            2004           2004           2004           2003           2003
                        -------------  -------------  -------------  -------------  -------------
Consolidated Corporation     62.2 %         60.2 %         60.4 %         63.9 %         69.4 %

Consolidated Corporation
  Excluding Metavante        49.0 %         48.8 %         49.2 %         52.1 %         60.6 %

Salaries and employee benefits expense amounted to $231.5 million in the third quarter of 2004 compared to $199.4 million in the third quarter of 2003, an increase of $32.1 million or 16.1%. For the nine months ended September 30, 2004, salaries and employee benefits expense amounted to $647.3 compared to $590.1 million for the nine months ended September 30, 2003, an increase of $57.2 million or 9.7%. Salaries and benefits associated with acquisitions and increases in performance-based incentive compensation were the primary drivers of the growth in salaries and employee benefits expense in the third quarter and first nine months of 2004 compared to the respective periods in 2003. Salaries and expense growth for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was offset by the salaries and benefits expense associated with the Paytrust integration activities in the first quarter of 2003 and the benefit associated with the retroactive recognition of the effect of the Medicare Act in the third quarter of 2004.

For the third quarter of 2004, occupancy and equipment expense amounted to $50.8 million compared to $40.3 million in the third quarter of 2003, an increase of $10.5 million or 26.0%. For the nine months ended September 30, 2004, occupancy and equipment expense amounted to $142.6 million compared to $133.8 million for the nine months ended September 30, 2003, an increase of $8.8 million or 6.6%. Included in equipment expense for the three and nine months ended September 30, 2004, was approximately $0.4 million of charges associated with a product impairment as previously discussed. Occupancy and equipment expense for the three and nine months ended September 30, 2003 include a $6.1 million reversal of lease costs due to the decision to retain a facility previously identified for closure and $0.8 million of expense associated with the Paytrust integration activities in the first quarter of the 2003. For the three and nine months ended September 30, 2004, the Corporation estimates that the acquisitions contributed approximately $5.7 million and $6.6 million to occupancy and equipment expense in the respective periods.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $59.0 million in the third quarter of 2004 compared to $53.9 million in the third quarter of 2003, an increase of $5.1 million or 9.5%. For the nine months ended September 30, 2004, software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $172.9 million compared to $154.7 million for the nine months ended September 30, 2003, an increase of $18.2 million or 11.8%. For the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, Metavante contributed approximately $8.0 million and $21.1 million to the expense growth in these expense items respectively. A significant part of that expense growth was due to its acquisitions. Expense growth in these areas by other segments and the holding company were offset by lower expenses associated with residential mortgage loan production which were approximately $1.8 million less in the third quarter of 2004 compared to the third quarter of the prior year. Expenses associated with residential mortgage loan production were approximately $5.6 million less in the nine month ended September 30, 2004 compared to the nine months ended September 30, 2003.

Amortization of intangibles amounted to $8.3 million in the third quarter of 2004 compared to $3.4 million in the third quarter of 2003, an increase of $4.9 million. For the nine months ended September 30, 2004, amortization of intangibles amounted to $19.2 million compared to $17.8 million for the nine months ended September 30, 2003, an increase of $1.4 million. Amortization and valuation reserve adjustments associated with mortgage servicing rights increased amortization expense $2.3 million in the third quarter of 2004 compared to the third quarter of 2003 and decreased amortization expense $0.4 million in the first nine months of 2004 compared to the first nine months of 2003. The carrying value of the Corporation's mortgage servicing rights was $3.9 million at September 30, 2004. Amortization of core deposit intangibles, which is based on a declining balance method, decreased $0.6 million in the third quarter of 2004 compared to the third quarter of the prior year and decreased $2.4 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Included in amortization of intangibles for the nine months ended September 30, 2004 is Metavante's $0.2 million write-off of a customer-related intangible associated with an impaired product as previously discussed. For the three and nine months ended September 30, 2004, the Corporation estimates that the acquisitions contributed approximately $3.4 million and $4.1 million to intangibles amortization expense in the respective periods.

Other expense amounted to $58.6 million in the third quarter of 2004 compared to $113.1 million in the third quarter of 2003, a decrease of $54.5 million. Losses recognized for the prepayment and termination of interest rate swaps on long-term borrowings amounted to $2.0 million in the third quarter of 2004 compared to $54.7 million in the third quarter of 2003. The Corporation estimates that the acquisitions contributed approximately $13.3 million to other expense in the third quarter of 2004 compared to the third quarter of 2003. For the nine months ended September 30, 2004, other expense amounted to $163.1 million compared to $184.9 million for the nine months ended September 30, 2003, a decrease of $21.8 million. Losses recognized for the prepayment and termination of interest rate swaps on long-term borrowings amounted to $6.9 million in the first nine months of 2004 compared to $56.7 million in the first nine months of 2003. The Corporation estimates that the acquisitions contributed approximately $24.0 million to other expense growth in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Other expense is affected by the capitalization of costs, net of amortization and write-downs associated with software development and customer data processing conversions. Net software and conversion amortization was $3.5 million in the third quarter of 2004 compared to $16.2 million in the third quarter of 2003, resulting in a decrease to other expense over the comparative quarters of $12.7 million. As previously discussed, during the third quarter of 2003, $15.7 million of capitalized software costs were determined to have no future value and were written off due to a change in product strategy. The Corporation estimates that the Metavante acquisitions contributed approximately $0.4 million to net capitalized software development amortization in the third quarter of 2004 compared to the third quarter of 2003. For the nine months ended September 30, 2004 net software and conversion amortization was $13.3 million compared to $7.8 million for the nine months ended September 30, 2003, an increase of $5.5 million. As previously discussed, net capitalized software development amortization for the nine months ended September 30, 2004 includes the $4.9 million write-down of capitalized software costs associated with a product that was impaired due to limited growth potential and the decision to discontinue marketing the product to new customers. The Corporation estimates that the acquisitions contributed approximately $2.2 million to the growth in net capitalized software development amortization in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

                                 INCOME TAXES
                                 ____________

The provision for income taxes for the three months ended September 30, 2004 amounted to $78.6 million or 33.6% of pre-tax income compared to $25.5 million or 15.4% of pre-tax income for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the provision for income taxes amounted to $231.6 million or 33.8% of pre-tax income compared to $159.9 million or 28.4% of pre-tax income for the nine months ended September 30, 2003.

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

                    LIQUIDITY AND CAPITAL RESOURCES
                    _______________________________

Shareholders' equity was $3.59 billion or 9.2% of total consolidated assets at September 30, 2004, compared to $3.33 billion or 9.7% of total consolidated assets at December 31, 2003, and $3.34 billion or 9.9% of total consolidated assets at September 30, 2003. The increase in shareholders' equity at September 30, 2004 was primarily due to earnings net of dividends paid.

During the third quarter of 2004, the Corporation and M&I Capital Trust B issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation's common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008. The net proceeds were used for general corporate purposes, including the long-term financing for the recently completed Metavante acquisitions.

On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation's common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation currently estimates that it will issue approximately 8.8 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts. Before issuance of the common shares upon settlement of the stock purchase contracts, the stock purchase contracts will be reflected in diluted earnings per share calculations using the treasury stock method. Under the treasury stock method, the Corporation expects there will be some dilutive effect on earnings per share for periods when the average market price of the Corporation's common stock for the reporting period is above $46.28 and that there could be some dilutive effect on earnings per share for periods when the average market price of the Corporation's common stock for the reporting period is above the average market price of the Corporation's common stock for the twenty trading days ending on the third trading day immediately preceding the end of the reporting period. There was no dilutive effect on earnings per share for the three and nine months ended September 30, 2004.

The Common SPACES qualify as tier 1 capital for regulatory capital purposes.

Holders of the STACKS are entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract. The Corporation recognized the present value of the quarterly contract payments under the stock purchase contract as a liability with an offsetting reduction in shareholders' equity. That liability along with the allocated portion of the fees and expenses incurred for the offering of Common SPACES resulted in a reduction in shareholders' equity of $34.0 million.

At September 30, 2004, the net gain in accumulated other comprehensive income amounted to $20.8 million which represents a positive change in accumulated other comprehensive income of $18.1 million since December 31, 2003. Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of $41.8 million at December 31, 2003, compared to a net gain of $40.2 million at September 30, 2004, resulting in a net loss of $1.6 million over the nine month period. The unrealized loss associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges declined $19.7 million since December 31, 2003, resulting in the net increase in shareholders' equity.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. During the second and third quarters of 2004, no common shares were acquired under the program. For the nine months ended September 30, 2004, 2.3 million common shares were acquired at an aggregate cost of $88.5 million or an average price of $38.98 per common share. As a result of the Metavante acquisitions, the Corporation does not expect that it will acquire common shares under the Stock Repurchase Program in the near term. See Item 2 in Part II of this Form 10-Q for the monthly purchase activity relating to the Corporation's Stock Repurchase Program in 2004. For the three months ended September 30, 2003, 1.6 million common shares were acquired at an aggregate cost of $50.2 million or $31.33 per common share. For the nine months ended September 30, 2003, 1.7 million common shares were acquired at an aggregate cost of $54.5 million or $31.19 per common share.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                        RISK-BASED CAPITAL RATIOS
                        _________________________

                              ($ in millions)

                                   September 30, 2004                  December 31, 2003
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,310           7.25 % $           2,538           8.87 %
 Tier 1 Capital
   Minimum Requirement                 1,274           4.00               1,144           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,036           3.25 % $           1,394           4.87 %
                            ================================   ================================

 Total Capital             $           3,293          10.34 % $           3,511          12.28 %
 Total Capital
   Minimum Requirement                 2,547           8.00               2,288           8.00
                            --------------------------------   --------------------------------
 Excess                    $             746           2.34 % $           1,223           4.28 %
                            ================================   ================================

 Risk-Adjusted Assets      $          31,836                  $          28,601
                            =================                  =================

                              LEVERAGE RATIOS
                              _______________

                              ($ in millions)

                                   September 30, 2004                  December 31, 2003
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,310           6.40 % $           2,538           7.80 %
 Minimum Leverage
   Requirement               1,083  -  1,804   3.00 -  5.00       977  -  1,628   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,227  -    506   3.40 -  1.40 % $ 1,561  -    910   4.80 -  2.80 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          36,078                  $          32,553
                            =================                  =================

In conjunction with the recently announced acquisition of VECTORsgi Holdings, Inc. ("VECTOR") by Metavante, the Corporation announced that in part, for the acquisition of VECTOR and for other corporate purposes, it plans to issue and sell approximately $150 million of common stock in the fourth quarter of 2004 in order to maintain its capital at desired levels. Any such sale of shares of the Corporation's common stock is subject to market conditions and changes in the timing, amount and terms. This Form 10-Q does not constitute an offer of any securities for sale.

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $5.3 billion at September 30, 2004, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.8 billion at September 30, 2004, provides liquidity from maturities and amortization payments. The Corporation's mortgage loans held-for-sale provide additional liquidity. These loans represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $16.4 billion in the third quarter of 2004. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $6.6 billion in the third quarter of 2004.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the third quarter of 2004.

The Corporation's lead bank, M&I Marshall & Ilsley Bank ("the Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at September 30, 2004, amounted to $2.8 billion of which $0.6 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. Bank notes issued during the third quarter of 2004 amounted to $200.0 million.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a shelf registration statement which is intended to permit M&I to raise funds through sales of corporate debt securities with a relatively short lead time. Under the shelf registration statement, the Corporation may issue up to $0.5 billion of Series E medium-term notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At September 30, 2004, Series E notes issued amounted to $0.4 billion. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At September 30, 2004, MiNotes issued amounted to $0.1 billion. Approximately $9.5 million of MiNotes were issued during the third quarter of 2004. Additionally, the Corporation has a commercial paper program. At September 30, 2004, commercial paper outstanding amounted to $0.3 billion.

During the second quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. On July 29, 2004, the Corporation issued $600 million of senior notes and $400 million of Common SPACES under the shelf registration statement. At September 30, 2004, approximately $1.6 billion was available for future securities issuances.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $2.8 billion at September 30, 2004. Long-term borrowings amounted to $6.3 billion at September 30, 2004. The scheduled maturities of long-term borrowings at September 30, 2004 are as follows: $1.8 billion is due in less than one year; $2.2 billion is due in one to three years; $1.1 billion is due in three to five years; and $1.2 billion is due in more than five years. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

                     OFF-BALANCE SHEET ARRANGEMENTS
                     ______________________________

During the third quarter of 2004, the Corporation formed M&I Capital Trust B ("Trust"). Concurrently, the Corporation and the Trust issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation's common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of the Trust, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008. The net proceeds were used for general corporate purposes, including the long-term financing for the recently completed Metavante acquisitions.

On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation's common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation currently estimates that it will issue approximately 8.8 million to 10.9 million common shares to settle the stock purchase contracts. The Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract. The Corporation recognized the present value of the quarterly contract payments under the stock purchase contract as a liability with an offsetting reduction in shareholders' equity. That liability along with the allocated portion of the fees and expenses incurred for the offering of Common SPACES resulted in a reduction in shareholders' equity of $34.0 million.

The Trust is not consolidated in the Corporation's financial statements, however, the aggregate principal amount of the subordinated debt securities the Corporation issued to the Trust, which is the sole asset of the Trust, is reported in long-term borrowings in the Corporation's consolidated balance sheet. The interest paid on the subordinated debt securities, initially at an annual rate of 3.90%, is reported as interest expense on long-term borrowings in the consolidated statement of income.

In conjunction with this transaction, the Corporation has irrevocably guaranteed, on a junior subordinated basis, the payment in full of the following: any accumulated and unpaid distributions required to be paid on the STACKS, to the extent the Trust has funds available to make the payment; the redemption price for any STACKS called for redemption, to the extent the Trust has funds available to make the payment; and upon a voluntary or involuntary dissolution, winding-up or liquidation of the Trust, other than in connection with a distribution of the subordinated debt securities to the holders of the STACKS, the lesser of: (1) the aggregate of the accreted liquidation amount and all accumulated and unpaid distributions on the STACKS to the date of payment, to the extent the Trust has funds available to make the payment; and (2) the amount of assets of the Trust remaining available for distribution to holders of the STACKS upon liquidation of the Trust.

At September 30, 2004, there have been no other substantive changes with respect to the Corporation's off-balance sheet activities. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the third quarter of 2004. Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact on its current or future financial condition, results of operations, liquidity or capital resources.

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at September 30, 2004:

        In general, the Corporation's borrowing customers appear to be successfully managing their businesses through the slower economic conditions. While there appear to be some signs of improvement in the economy and the Corporation's customer base is beginning to see some signs of increased business activity, the customers remain cautious of there being any substantive increase in revenues until future periods. As a result, the recession's lagging impact may continue to affect the operating performance of M&I's customers in the near term.

        At September 30, 2004, special reserves continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, and the airline industries. The majority of the commercial charge-offs incurred during the past two years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plants and equipment have declined.

        During the third quarter of 2004, the Corporation's commitments to Shared National Credits were approximately $2.6 billion with usage averaging around 38%. Many of these borrowers are in industries impacted by the recent months' economic climate. In addition, many of the Corporation's largest charge-offs have come from Shared National Credits. Approximately $3.1 million of the net charge-offs in 2003 came from Shared National Credits. Although these factors result in an increased risk profile, as of September 30, 2004, Shared National Credit nonperforming loans were approximately 0.23% and 0.27% of this segment's total commitments and outstandings, respectively.
        The Corporation's exposure to Shared National Credits is monitored closely given the economic uncertainty as well as this segment's loss experience.

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

        At September 30, 2004, nonperforming loans and leases amounted to $142.5 million or 0.51% of consolidated loans and leases compared to $145.0 million or 0.53% of consolidated loans and leases at June 30, 2004, $156.1 million or 0.60% of consolidated loans and leases at March 31, 2004 and $172.8 million or 0.69% of consolidated loans and leases at December 31, 2003. Both in terms of absolute dollars and percent of total loans and leases outstanding, nonperforming loans at September 30, 2004 represents the sixth consecutive quarter-end in which there was a decline in nonperforming loans.
        Nonaccrual loans and leases have been the primary source of the decrease in nonperforming loans and leases since December 31, 2003. The net decrease was primarily due to continued reductions and positive resolutions in several portfolio segments and improving credit conditions throughout the loan and lease portfolios.

        Net charge-offs amounted to $6.7 million or 0.10% of average loans and leases in the third quarter of 2004 compared to $5.0 million or 0.08% of average loans and leases in the second quarter of 2004, $4.9 million or 0.08% of average loans and leases in the first quarter of 2004 and $8.3 million or 0.13% of average loans and leases in the fourth quarter of 2003. The net charge-off activity experienced in the first and second quarters of 2004 are the lowest levels experienced in any individual quarter since the second quarter of 2000. This lower level of net charge-offs has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to a lower level in future periods. Recoveries in the third quarter of 2004 were $0.7 million lower than recoveries in the second quarter of 2004 and $1.6 million lower than recoveries in the first quarter of 2004.

        Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs. In the 2003 Annual Report on Form 10-K, the Corporation disclosed that it expects net charge-offs in 2004 to range from 0.15% to 0.20% for the year and nonperfoming loans and leases as a percent of total loans and leases outstanding to be in the range of 70-80 basis points. Based on the first nine months' experience, the Corporation's expects that credit quality ratios will be below these ranges in the near term. At the present time, there is no specific industry that is of immediate concern; however, management continues to believe that the long-term impact of the recent recession may still provide some unanticipated results within the loan and lease portfolio and some degree of stress and uncertainty continues to exist.

Based on the above loss estimates, senior lending and financial management determine their best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $358.1 million or 1.27% of loans and leases outstanding at September 30, 2004 compared to $357.9 million or 1.32% of loans and leases outstanding at June 30, 2004. The resulting provision for loan and lease losses was the amount required to establish the allowance for loan and lease losses to the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The Corporation has not materially changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. However, on an on-going basis the Corporation continues to refine the methods used in determining management's best estimate of the allowance for loan and lease losses.

                 Capitalized Software and Conversion Costs
                 _________________________________________

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended September 30, 2004 and 2003, the amount of software costs capitalized amounted to $10.3 million and $11.8 million, respectively. Amortization expense of software costs amounted to $13.4 million for the three months ended September 30, 2004 compared to $26.8 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the amount of software costs capitalized amounted to $30.7 million and $43.8 million, respectively. Amortization expense of software costs amounted to $41.5 million for the nine months ended September 30, 2004 compared to $48.3 million for the nine months ended September 30, 2003.

Based on a strategic product review performed during the second quarter of 2004, Metavante determined that a certain product had limited growth potential and that future marketing of the product to new customers should be discontinued. As a result of the strategic product review and net realizable value test on this product, Metavante determined that the capitalized software associated with the product was impaired and recorded a write-down. Amortization expense of software costs for the nine months ended September 30, 2004 includes $4.9 million for the write-down of the capitalized software costs associated with the impaired product.

In conjunction with previous acquisitions, Metavante had made certain operating decisions with respect to platform consolidations. Amortization expense of software costs for the three and nine months ended September 30, 2003 includes $15.7 million for the write-off of capitalized software costs that were deemed to have no future value due to a change in product strategy.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended September 30, 2004 and 2003, the amount of conversion costs capitalized amounted to $2.8 million and $3.2 million, respectively. Amortization expense of conversion costs amounted to $3.2 million and $4.4 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the amount of conversion costs capitalized amounted to $7.2 million and $9.4 million, respectively. Amortization expense of conversion costs amounted to $9.7 million and $12.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Net unamortized costs were ($ in millions):

                                     September 30,
                               -------------------------
                                   2004          2003
                               -----------   -----------
     Software                 $     160.8   $     137.7

     Conversions                     28.2          32.6
                               -----------   -----------
     Total                    $     189.0   $     170.3
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

During the second quarter of 2003, the Corporation recognized an impairment loss of $4.1 million, which is included in net investment securities gains in the Consolidated Statements of Income for the nine months ended September 30, 2003. The difference between revised assumptions based on actual and projected experience compared to the initial expected assumptions were deemed to be other than temporary.

The Corporation periodically sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $1,136.8 million at September 30, 2004. At September 30, 2004, the carrying amount of retained interests amounted to $46.5 million.

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

At September 30, 2004, highly rated investment securities in the amount of $297.6 million were outstanding in the QSPE to support the outstanding commercial paper.

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

                                           Impact to Annual Pretax Income as of
                             -----------------------------------------------------------------
                             September 30,   June 30,    March 31,  December 31, September 30,
                                  2004         2004         2004        2003         2003
                             ------------ ------------ ------------ ------------ -------------
Hypothetical Change in Interest Rate
  100 basis point gradual:

    Rise in rates                   0.4 %       (0.6)%       (0.7)%       (0.6)%       (1.1)%

    Decline in rates               (0.4)%        0.6 %       (2.1)%       (1.8)%       (1.6)%

These results are based solely on the modeled parallel changes in market rates, and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve and the changes in spread between key market rates. The results changed from the prior period primarily due to the layering on of additional fixed-rate funding over the quarter. These results also do not include any management action to mitigate potential income variances within the simulation process. Such action could potentially include, but would not be limited to, adjustments to the repricing characteristics of any on- or off-balance sheet item with regard to short-term rate projections and current market value assessments.

Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of September 30, 2004, the fair value of equity at risk for a gradual 100bp shift in rates was no more than 2.0% of the market value of the Corporation.

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

As of September 30, 2004, M&I Trust Services administered $71.5 billion in assets and directly managed a portfolio of $17.4 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


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

                        PART II - OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

  E.          Shares Purchased

      The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

                                                       Total Number of
                                                     Shares Purchased as   Maximum Number of
                                           Average    Part of Publicly     Shares that May Yet
                     Total Number of     Price Paid   Announced Plans or   Be Purchased Under
      Period        Shares Purchased(1)   per Share        Programs        the Plans or Programs
 -----------------  -------------------  ----------- -------------------- ----------------------
   January 1 to
 January 31, 2004              634,313    $  38.54            625,900              11,374,100

   February 1 to
 February 29, 2004           1,319,864    $  39.03          1,317,200              10,056,900

    March 1 to
  March 31, 2004               326,900    $  39.67            326,900               9,730,000

    April 1 to
  April 30, 2004                 1,214    $  36.68                 --               9,730,000

     May 1 to
   May 31, 2004                     --    $     --                 --               9,730,000

    June 1 to
   June 30, 2004                    --    $     --                 --               9,730,000

    July 1 to
   July 31, 2004                 2,080    $  34.54                 --               9,730,000

   August 1 to
 August 31, 2004                 2,876    $  38.46                 --               9,730,000

  September 1 to
September 30, 2004               6,710    $  39.08                 --               9,730,000

      The Corporation's Share Repurchase Program was publicly reconfirmed in April 2003 and again in April 2004. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

      (1) Does not include 25,918 shares purchased by rabbi trusts, at an average price paid per share of $38.42, pursuant to nonqualified deferred compensation plans for the nine months ended September 30, 2004.

  ITEM 6.      EXHIBITS

      Exhibit 10(a) - Change of Control Agreement dated January 10, 2001 between M&I and Thomas R. Ellis.

      Exhibit 10(b) - Form of Amendment to Change of Control Agreements
                      dated October 18, 2001 between M&I and
                      Ms. Justiliano and Messrs. Ellis, Hogan, O'Neill, Renard, Roberts, Root, Williams and Wilson.

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


                                       MARSHALL & ILSLEY CORPORATION
                                       (Registrant)



                                       /s/  Patricia R. Justiliano
                                       __________________________________

                                       Patricia R. Justiliano
                                       Senior Vice President and
                                         Corporate Controller
                                       (Chief Accounting Officer)



                                       /s/  James E. Sandy
                                       __________________________________

                                       James E. Sandy
                                       Vice President


November 9, 2004

                                EXHIBIT INDEX

     Exhibit Number                Description of Exhibit
     ______________     ____________________________________________

        (10)(a) Change of Control Agreement dated January 10, 2001 between M&I and Thomas R. Ellis.

        (10)(b) Form of Amendment to Change of Control Agreements dated October 18, 2001 between M&I and
                          Ms. Justiliano and Messrs. Ellis, Hogan, O'Neill, Renard, Roberts, Root, Williams and Wilson.

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

        (32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

        (32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.