Form 10-K
period 2004-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2005-03-15
CIK 62741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15403

MARSHALL & ILSLEY CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0968604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 North Water Street Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 765-7801

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock - $1.00 par value	New York Stock Exchange
Common SPACESSM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004 was approximately $8,377,804,000. The number of shares of common stock outstanding as of January 31, 2005 was 227,495,329.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 26, 2005.

MARSHALL & ILSLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

i

PART I

ITEM 1.	BUSINESS

General

Marshall & Ilsley Corporation (“M&I” or the “Corporation”), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is certified as a financial holding company under the Gramm-Leach-Bliley Act. As of December 31, 2004, M&I had consolidated total assets of approximately $40.4 billion and consolidated total deposits of approximately $26.5 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 1, 2005, included Metavante Corporation (“Metavante”), five bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, auditing, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

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

Banking Operations

M&I’s bank subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin, and in the Phoenix and Tucson, Arizona metropolitan areas, the Minneapolis/St. Paul, Minnesota metropolitan area, the St. Louis, Missouri metropolitan area, Las Vegas, Nevada, Naples and Bonita Springs, Florida and Belleville, Illinois. These subsidiaries offer retail, institutional, business, international and correspondent banking and investment services through the operation of 196 banking offices in Wisconsin, 34 offices in Arizona, 12 offices in Minnesota, six offices in Missouri, two offices in Florida, one office in Nevada and one office in Illinois, as well as on the Internet. M&I’s bank subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank (“M&I Bank”) is M&I’s largest bank subsidiary, with consolidated assets as of December 31, 2004 of approximately $34.2 billion.

Through its bank and nonbank subsidiaries, M&I offers a variety of loan products to retail customers, including credit cards, lines of credit, automobile loans and leases, student loans, home equity loans, personal loans, residential mortgage loans and mortgage refinancing. M&I also offers a variety of loan and leasing products to business, commercial and institutional customers, including business loans, lines of credit, standby letters of credit, credit cards, government-sponsored loans, commercial real estate financing, construction financing, commercial mortgage loans and equipment and machinery leases. In addition, through its Home Lending Solutions division, M&I Bank FSB originates residential mortgage loans and lines of credit as part of its wholesale lending program. Diversified Business Credit, Inc. provides working capital loans to commercial borrowers secured by accounts receivable, inventory and other marketable assets. M&I Dealer Finance, Inc. provides retail vehicle lease and installment sale financing. M&I Support Services Corp. provides bank operation support for loan and deposit account processing and maintenance, item processing and other banking services.

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

Data Services–Metavante Operations

Metavante provides technology products, software and services, including data processing, to financial institutions and other companies in the United States and abroad. Metavante’s clients include large banks, mid-tier and community banks and other financial services providers. Metavante’s Financial Services Group provides data processing for deposit and loan account management; general ledger; customer information systems and data warehouse services; electronic banking products and technology; image-based and conventional check processing for financial institutions; and trust and wealth management account processing. Its Payment Solutions Group provides debit, stored-value, and credit card processing; card personalization; ATM management; a national ATM and PIN-debit network; and transaction and merchant processing services. It also provides electronic bill presentment and payment services, as well as payment and settlement of bill payment transactions for consumers and businesses.

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

Residential Mortgage Banking. M&I Mortgage Corp., a subsidiary of M&I Bank FSB, originates, purchases, sells and services residential mortgage loans. M&I Mortgage Reinsurance Corporation, a subsidiary of

M&I Bank, acts as a reinsurer of private mortgage insurance written in connection with residential mortgage loans originated in the M&I system.

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

Commercial Leasing. M&I First National Leasing Corp., a subsidiary of M&I Bank, leases a variety of equipment and machinery to large and small businesses.

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

M&I makes available free of charge through its web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and its insiders’ Section 16 reports and all amendments to these reports as soon as reasonably practicable after these materials are filed with or furnished to the Securities and Exchange Commission. In addition, certain documents relating to corporate governance matters are available on M&I’s web site described above. These documents include, among others, the following:

•	Charter for the Audit Committee of the Board of Directors;

•	Charter for the Compensation and Human Resources Committee of the Board of Directors;

•	Charter for the Nominating and Corporate Governance Committee of the Board of Directors;

•	Categorical Standards for Lending, Banking and Other Business Relationships Involving M&I’s Directors;

•	Corporate Governance Guidelines; and

•	Code of Business Conduct and Ethics.

Shareholders also may obtain a copy of any of these documents free of charge by calling the M&I Shareholder Information Line at 1-800-318-0208. Information contained on any of M&I’s web sites is not deemed to be a part of this Annual Report.

Acquisitions

On January 1, 2004, the Banking Segment acquired the assets of AmerUs Home Lending, Inc., an Iowa-based corporation engaged in the business of brokering and servicing mortgage and home equity loans. M&I believes this acquisition enhances its wholesale lending activities by expanding its broker network.

On May 27, 2004, Metavante acquired certain assets of Kirchman Corporation, an Orlando, Florida provider of automation software and compliance services to the banking industry. Metavante believes the acquisition provides it with core-processing software that financial institutions can run in-house, a solution that Metavante previously did not offer.

On July 1, 2004, Metavante acquired all of the outstanding common stock of Advanced Financial Solutions, Inc. (“AFS”) and its affiliated companies of Oklahoma City, Oklahoma. AFS is a provider of image-based payment, transaction and document software technologies, and also operates an electronic check-clearing network through one of its affiliates. Metavante expects that this acquisition will allow it to expand its current product offerings in payment and transaction processing and image related services, provide the technology and expertise to help banks facilitate the necessary change to comply with the Check Clearing for the 21st Century Act (known as Check 21) and capture another leg in the payments segment-electronic check image exchange.

On July 30, 2004, Metavante acquired all of the outstanding common stock of Montvale, New Jersey-based NYCE Corporation (“NYCE”). NYCE owns and operates one of the largest electronic funds transfer networks in the United States and provides debit card authorization processing services for automated teller machines and on-line and off-line signature based debit card transactions. Metavante expects that this acquisition will expand its electronic funds transfer business.

On September 8, 2004, Metavante acquired certain assets of Response Data Corp., a New Jersey-based provider of credit card balance transfer, bill pay and convenience check processing. Metavante expects that this acquisition will enable it to expand its payment solutions product offerings by adding credit card balance transfer bill payment.

On October 20, 2004, Metavante acquired all of the outstanding membership interests of NuEdge Systems, LLC (“NuEdge”) of Brookfield, Wisconsin. NuEdge provides customer relationship management solutions for enterprise marketing automation.

On November 22, 2004, Metavante acquired all of the outstanding common stock of VECTORsgi Holdings, Inc., an Addison, Texas-based provider of banking transaction applications including check-image processing and image exchange, item processing, dispute resolution and e-commerce solutions for financial institutions and corporations. Metavante expects that this acquisition will enhance its ability to provide electronic check-imaging technology and address its clients’ needs related to Check 21.

On February 9, 2005, Metavante completed the acquisition of all of the outstanding common stock of Clark, New Jersey–based Prime Associates, Inc., a leading international provider of software, data and services that address the regulatory and compliance mandate of financial institutions such as anti-money laundering regulations. Prime Associates provides regulatory compliance solutions for the Bank Secrecy Act and the USA PATRIOT Act of 2001 and regulations and policy statements promulgated thereunder, including Office of Foreign Asset Control filtering.

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

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest on loans and leases, interest on investment securities and fees for data processing services for each of the last three years ($ in thousands):

	Interest on Loans and Leases		Interest on Investment Securities		Fees for Data Processing Services
Years Ended December 31,	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Total Revenues
2004	$1,404,189	45.1%	$261,330	8.4%	$891,005	28.6%	$3,112,285
2003	1,304,060	47.5	225,602	8.2	657,827	24.0	2,745,721
2002	1,297,166	48.9	269,842	10.2	601,500	22.7	2,650,024

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

Employees

As of December 31, 2004, M&I and its subsidiaries employed in the aggregate 13,345 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As a registered bank holding company, M&I is subject to regulation and examination by the Federal Reserve Board under the BHCA. As of February 1, 2005, M&I owned a total of five bank and trust subsidiaries, including two Wisconsin state banks, a Missouri state bank, a federal savings bank, and a national banking association. M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I’s Missouri state bank subsidiary is subject to regulation and examination by the Missouri Department of Economic Development, Division of Finance, and the Federal Reserve Board. M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I’s bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2004 can be found in Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels. In addition, a bank holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that have not “opted out” of interstate branching. M&I Bank currently maintains interstate branches in Arizona and Minnesota and Southwest Bank of St. Louis, M&I’s Missouri state bank subsidiary, maintains an interstate branch in Illinois.

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

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

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

Investment Securities

The amortized cost of M&I’s consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

	2004	2003	2002
U.S. Treasury and government agencies	$4,147,593	$3,856,069	$3,201,394
States and political subdivisions	1,203,412	1,093,033	1,185,804
Other	686,590	593,875	733,396

Total	$6,037,595	$5,542,977	$5,120,594

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2004 are ($ in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$1,163,139	4.38%	$2,010,360	4.35%	$868,323	4.37%	$105,771	4.37%	$4,147,593	4.36%
States and political subdivisions	96,109	7.22	251,583	7.46	308,642	7.16	547,078	6.94	1,203,412	7.13
Other	117,914	5.39	127,495	4.88	23,078	4.06	418,103	4.53	686,590	4.73

Total	$1,377,162	4.66%	$2,389,438	4.71%	$1,200,043	5.08%	$1,070,952	5.75%	$6,037,595	4.95%

Types of Loans and Leases

M&I’s consolidated loans and leases, classified by type, at December 31 of each year are ($ in thousands):

	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$8,396,069	$7,013,073	$6,791,404	$5,656,384	$5,230,795
Industrial development revenue bonds	85,394	97,601	80,110	71,892	58,742
Real estate:
Construction	2,265,227	1,766,697	1,404,414	1,057,691	759,030
Mortgage:
Residential	8,548,029	6,834,360	6,412,380	5,237,148	4,909,808
Commercial	8,164,099	7,149,149	6,586,332	5,099,093	4,359,812

Total mortgage	16,712,128	13,983,509	12,998,712	10,336,241	9,269,620
Personal	1,540,024	1,747,738	1,852,202	1,210,808	1,174,248
Lease financing	537,930	576,322	782,004	962,356	1,094,652

Total loans and leases	29,536,772	25,184,940	23,908,846	19,295,372	17,587,087
Less:
Allowance for loan and lease losses	358,110	349,561	338,409	268,198	235,115

Net loans and leases	$29,178,662	$24,835,379	$23,570,437	$19,027,174	$17,351,972

Loan and Lease Balances and Maturities

The analysis of selected loan and lease maturities at December 31, 2004 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre- determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$5,349,195	$2,772,131	$276,326	$8,397,652	$1,023,215	$2,025,242	$3,048,457
Industrial development revenue bonds	2,957	23,021	59,416	85,394	51,711	30,726	82,437
Real estate – construction	834,693	1,428,115	2,419	2,265,227	193,938	1,236,596	1,430,534
Lease Financing	133,757	363,396	40,777	537,930	404,173	—	404,173

Total	$6,320,602	$4,586,663	$378,938	$11,286,203	$1,673,037	$3,292,564	$4,965,601

Notes:

(1)	Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and over-drafts are reported as due in one year or less.

(2)	The estimated effect arising from the use of interest rate swaps as shown in the rate structure of loans and leases is immaterial.

Deposits

The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$4,585,628		$4,189,724		$3,509,133
Interest bearing demand deposits	2,233,297	0.74%	2,111,753	0.90%	1,506,797	1.05%
Savings deposits	7,330,492	0.82	7,226,830	0.69	6,815,058	1.23
Time deposits	9,838,518	2.03	8,457,571	1.89	6,811,999	2.69

Total deposits	$23,987,935		$21,985,878		$18,642,987

The maturity distribution of time deposits issued in amounts of $100,000 and over outstanding at December 31, 2004 ($ in thousands) is:

Three months or less	$2,817,536
Over three and through six months	157,454
Over six and through twelve months	1,095,385
Over twelve months	1,522,572

Total	$5,592,947

At December 31, 2004, time deposits issued by foreign offices totaled $3.1 billion. The majority of foreign deposits were in denominations of $100,000 or more.

Short-Term Borrowings

Information related to M&I’s Federal funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

	2004	2003	2002
Amount outstanding at year end	$1,478,103	$741,646	$895,196
Average amount outstanding during the year	2,035,428	2,580,291	2,420,298
Maximum outstanding at any month’s end	3,051,606	3,684,044	3,391,162
Weighted average interest rate at year end	2.05%	0.73%	0.61%
Weighted average interest rate during the year	1.27	1.11	1.63

Information relating to the Corporation’s Senior Bank Notes – Puttable Reset Securities for the last three years is as follows ($ in thousands):

	2004	2003	2002
Amount outstanding at year end	$—	$—	$—
Average amount outstanding during the year	—	—	919,408
Maximum outstanding at any month’s end	—	—	1,001,890
Coupon rate	—	—	6.15%
Average interest rate during the year	—	—	6.11

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

M&I’s earnings are significantly affected by general business and economic conditions, including credit risk and interest rate risk.

M&I’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Arizona, Minnesota, Missouri and Florida. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies and consumer spending, borrowing and saving habits. For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Nonpayment of loans, if it occurs, could have an adverse effect on M&I’s financial condition and results of operations. Higher interest rates also could increase M&I’s cost to borrow funds and increase the rate M&I pays on deposits. In addition, an overall economic slowdown could negatively impact the purchasing and decision-making activities of Metavante’s financial institution customers.

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

The policies of the Federal Reserve Board impact M&I significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments M&I holds. Those policies determine to a significant extent M&I’s cost of funds for lending and investing. Changes in those policies are beyond M&I’s control and are difficult to predict. Federal Reserve Board policies can affect M&I’s borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could materially affect M&I.

The banking and financial services industry is highly competitive.

M&I operates in a highly competitive environment in the products and services M&I offers and the markets in which M&I serves. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer. Some of M&I’s competitors may be better able to provide a wider range of products and services over a greater geographic area.

M&I believes the banking and financial services industry will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking. Many of M&I’s competitors are subject to fewer regulatory constraints and have lower cost structures. M&I expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.

M&I is heavily regulated by federal and state agencies.

The holding company, its subsidiary banks and many of its non-bank subsidiaries, including Metavante, are heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not stockholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect M&I in substantial and unpredictable ways including limiting the types of financial services and products M&I may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing M&I’s cost structures. Also, M&I’s failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to its reputation.

M&I is subject to examinations and challenges by tax authorities.

In the normal course of business, M&I and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in M&I’s favor, they could have an adverse effect on M&I’s financial condition and results of operations.

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

M&I’s success depends, in part, on its ability to adapt its products and services to evolving industry standards and to control expenses. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce M&I’s net interest margin and revenues from its fee-based products and services. In addition, M&I’s success depends in part on its ability to generate significant levels of new business in its existing markets and in identifying and penetrating markets. Growth rates for card-based payment transactions and other product markets may not continue at recent levels. Further, the widespread adoption of new technologies, including Internet-based services, could require M&I to make substantial expenditures to modify or adapt its existing products and services or render M&I’s existing products obsolete. M&I may not successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers and/or break into targeted markets.

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

M&I’s accounting policies and methods are the basis of how M&I reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

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

M&I has identified four accounting policies as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for loan and lease losses; (2) capitalized software and conversion costs; (3) financial asset sales and securitizations; and (4) income taxes. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in M&I’s reporting materially different amounts.

More information on M&I’s critical accounting policies is contained in Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations.

M&I has an active acquisition program.

M&I regularly explores opportunities to acquire banking institutions, financial technology providers and other financial services providers. M&I cannot predict the number, size or timing of future acquisitions. M&I typically does not publicly comment on a possible acquisition or business combination until it has signed a definitive agreement for the transaction. Once M&I has signed a definitive agreement, transactions of this type are generally subject to regulatory approvals and other customary conditions. There can be no assurance M&I will receive such regulatory approvals without unexpected delays or conditions or that such conditions will be timely met to M&I’s satisfaction, or at all.

Difficulty in integrating an acquired company or business may cause M&I not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of customers and key employees, the disruption of M&I’s business or the business of the acquired company, or otherwise adversely affect M&I’s ability to maintain existing relationships with clients, employees and suppliers or to enter into new business relationships. M&I may not be able to successfully leverage the combined product offerings to the combined customer base. These factors could contribute to M&I not achieving the anticipated benefits of the acquisition within the desired time frames, if at all.

Future acquisitions could require M&I to issue stock, to use substantial cash or liquid assets or to incur debt. In such cases, the value of M&I stock could be diluted and M&I could become more susceptible to economic downturns and competitive pressures.

M&I is dependent on senior management.

M&I’s continued success depends to a significant extent upon the continued services of its senior management. The loss of services of any of M&I’s senior executive officers could cause M&I’s business to suffer. In addition, M&I’s success depends in part upon senior management’s ability to implement M&I’s business strategy.

M&I’s stock price can be volatile.

M&I’s stock price can fluctuate widely in response to a variety of factors including:

•	actual or anticipated variations in M&I’s quarterly results;

•	new technology or services by M&I’s competitors;

•	unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving M&I or its competitors;

•	changes in accounting policies or practices;

•	failure to integrate M&I’s acquisitions or realize anticipated benefits from M&I’s acquisitions; or

•	changes in government regulations.

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

Metavante also depends on the security of its systems. Metavante’s networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Metavante transmits confidential financial information in providing its services. In addition, under agreements with certain customers, Metavante will be financially liable if consumer data is compromised while in Metavante’s possession, regardless of the safeguards Metavante may have instituted. A material security problem affecting Metavante could damage its reputation, deter financial services providers from purchasing its products, deter their customers from using its products or result in liability to Metavante. Any material security problem affecting Metavante’s competitors could affect the marketplace’s perception of Internet banking and electronic commerce service in general and have the same effects.

Lack of system integrity or credit quality related to Metavante funds settlement could result in a financial loss.

Metavante settles funds on behalf of financial institutions, other businesses and consumers and receives funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by Metavante include debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised this could result in a financial loss to Metavante due to a failure in payment facilitation. In addition, Metavante may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to Metavante.

Metavante may not be able to protect its intellectual property, and Metavante may be subject to infringement claims.

Metavante relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its proprietary technology. Despite Metavante’s efforts to protect its intellectual property, third parties may infringe or misappropriate Metavante’s intellectual property or may develop software or technology competitive to Metavante’s. Metavante’s competitors may independently develop similar technology, duplicate its products or services or design around Metavante’s intellectual property rights. Metavante may have to litigate to enforce and protect its intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm Metavante’s business and ability to compete.

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

M&I and M&I Bank occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices throughout Wisconsin, 28 offices in the Phoenix and Tucson, Arizona metropolitan areas, ten offices in the Minneapolis, Minnesota metropolitan area and one office in Duluth, Minnesota. Southwest Bank of St. Louis owns or leases six offices in the St. Louis, Missouri metropolitan area and one office in Belleville, Illinois. M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with branches in Naples and Bonita Springs, Florida and Milwaukee, Wisconsin, occupy modern facilities which are leased. Metavante owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which Metavante conducts data processing activities and a facility in Milwaukee that houses its software development teams. Properties leased by Metavante also include commercial office space in Brown Deer and Milwaukee, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities such as Willowbrook, Illinois; Sioux Falls, South Dakota; San Jose, California; Ann Arbor, Michigan; Atlanta, Georgia; and Madison, Wisconsin. In addition, the companies acquired by Metavante own property in Oklahoma City, Oklahoma and lease properties in Englewood, Colorado; Madison, Connecticut; Orlando, Florida; Northern New Jersey; and Addison, Texas.

ITEM 3.	LEGAL PROCEEDINGS

M&I is not currently involved in any material pending legal proceedings, other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

(Age as of March 1, 2005)

Name of Officer	Office
Dennis J. Kuester Age 62	Chairman of the Board since January 2005, Chief Executive Officer since January 2002 and President since 1987, Director since February 1994, Marshall & Ilsley Corporation; Chairman of the Board and Chief Executive Officer since October 2001, President from January 1989 to October 2001 and Director since January 1989, M&I Marshall & Ilsley Bank; Chairman of the Board, Metavante Corporation; Director of Marshall & Ilsley Trust Company National Association.

Ryan R. Deneen Age 40	Senior Vice President, Director of Corporate Tax of Marshall & Ilsley Corporation since December 2003; President, Secretary and Director of M&I Marshall & Ilsley Holdings II, Inc.; Senior Vice President of Advanced Financial Solutions, Inc., Kirchman Corporation and Prime Associates, Inc.; Vice President of M&I Dealer Finance, Inc., M&I Bank of Mayville, M&I Bank FSB, M&I Community Development Corporation, M&I Support Services Corp., M&I First National Leasing Corp., M&I Insurance Services, Inc., M&I Investment Management Corp., M&I Marshall & Ilsley Trust Company National Association, M&I Brokerage Services, Inc., Metavante Corporation, Diversified Business Credit, Inc., Richter-Schroeder Company, Inc., and Southwest Bank of St. Louis; Vice President and Director of Milease, LLC; and Officer of M&I Marshall & Ilsley Bank; Partner with KPMG LLP, a public accounting firm, from 1997 to November 2003.

Thomas R. Ellis Age 47	Senior Vice President of Marshall & Ilsley Corporation since February 2005; Executive Vice President since February 2005, Senior Vice President from 1998 to February 2005 of M&I Marshall & Ilsley Bank; Director of M&I Support Services Corp., M&I First National Leasing Corp., Diversified Business Credit Inc., M&I Capital Markets Group II, L.L.C., and Marshall & Ilsley Trust Company National Association.

Randall J. Erickson Age 45	Senior Vice President, General Counsel and Secretary of Marshall & Ilsley Corporation since June 2002; Corporate Secretary of M&I Marshall & Ilsley Bank since June 2002; Director of M&I Bank FSB, M&I Community Development Corporation, M&I Investment Partners Management, LLC, Milease, LLC, Metavante Corporation; Director, Vice President and Secretary of M&I Capital Markets Group, L.L.C. and M&I Ventures, L.L.C.; Director and Vice President of SWB Holdings, Inc.; Director and Secretary of M&I Capital Markets Group II, L.L.C.; Shareholder at Godfrey & Kahn, S.C., a Milwaukee-based law firm, from September 1990 to June 2002.

Name of Officer	Office
Mark F. Furlong Age 47	Executive Vice President of Marshall & Ilsley Corporation since 2001; Director since April 2004 and President since July 2004 of M&I Marshall & Ilsley Bank; Director, Vice President and Treasurer of M&I Capital Markets Group, L.L.C. and M&I Ventures L.L.C.; Director of Marshall & Ilsley Trust Company National Association, M&I Bank Mayville, M&I First National Leasing Corp., Milease, LLC and Metavante Corporation; Executive Vice President and Chief Financial Officer of Old Kent Financial Corporation from 1998 to 2001; First Vice President/Director of Corporate Development/ Commercial Banking of H.F. Ahmanson & Co. from 1992 to 1998.

Mark R. Hogan Age 50	Senior Vice President and Chief Credit Officer since October 2001, Marshall & Ilsley Corporation; Executive Vice President since February 2005, Chief Credit Officer since 1995 and Senior Vice President from 1995 to February 2005, M&I Marshall & Ilsley Bank; Director, M&I First National Leasing Corp., Diversified Business Credit, Inc., M&I Capital Markets Group II, L.L.C. and Richter-Schroeder Company, Inc.; Director and Vice President of SWB Holdings, Inc.

Patricia R. Justiliano Age 54	Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994, Marshall & Ilsley Corporation; Vice President since January 1999, Controller since September 1998, M&I Marshall & Ilsley Bank; Director, President and Treasurer of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Zion Investment II Corporation and M&I Zion Holdings. Inc.; Director, Vice President and Treasurer of M&I Insurance Company of Arizona, Inc.; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall & Ilsley Investment Corporation, M&I Mortgage Corp., M&I Servicing Corp., M&I Zion Investment Corp., Louisville Realty Company, SWB Investment Corporation and SWB Investment II Corporation.

Beth D. Knickerbocker Age 38	Senior Vice President, Chief Risk Officer of Marshall & Ilsley Corporation since January 2005; Vice President, Senior Compliance Counsel of Marshall & Ilsley Corporation from May 2004 to January 2005; Attorney at Sutherland Asbill & Brennan LLP, a Washington, D.C. law firm, from 2000 to May 2004.

Kenneth C. Krei Age 55	Senior Vice President of Marshall & Ilsley Corporation since July 2003; Chairman of the Board since January 2005, President and Chief Executive Officer of Marshall & Ilsley Trust Company National Association since July 2003; Chairman of the Board since January 2005 and Chief Executive Officer of M&I Investment Management Corp. since July 2003; Director and President of M&I Investment Partners Management, LLC; Chairman of the Board of M&I Brokerage Services, Inc. M&I Insurance Services, Inc.; Director and Vice President of M&I Realty Advisors, Inc.; Director of M&I Support Services Corp.; Executive Vice President, Investment Advisors at Fifth Third Bancorp from 2001 to 2003; Executive Vice President, Investment and Insurance Services at Old Kent Financial Corporation from 1998 to 2001.

Nancy A. Maas Age 45	Senior Vice President, Director of Corporate Marketing since June 2002, Vice President and Corporate Marketing Officer from 1999 to June 2002, Marshall & Ilsley Corporation; Assistant Vice President from 1998 to 1999, Marshall & Ilsley Trust Company National Association; Director of Shareholder Marketing from 1997 to 1998, Strong Financial Corporation.

Frank R. Martire Age 57	Senior Vice President of Marshall & Ilsley Corporation since April 2003; Director, President and Chief Executive Officer since March 2003, President, Financial Services Group, Metavante Corporation from January 2003 to March 2003; Director of Metavante Acquisition Company, LLC; Director and President of Metavante International, Inc.; Director of NYCE Corporation; President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003; President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001.

Name of Officer	Office
Thomas J. O’Neill Age 44	Senior Vice President since April 1997, Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President since 1997, Vice President since 1991, M&I Marshall & Ilsley Bank; Senior Vice President of Southwest Bank of St. Louis; Director and President of M&I Bank FSB, M&I Dealer Finance, Inc., M&I Insurance Company of Arizona, Inc., M&I Mortgage Corp. and M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation and M&I Realty Advisors, Inc.; Director of M&I Bank of Mayville, M&I Brokerage Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Insurance Services, Inc. and M&I Support Services Corp.

John M. Presley Age 44	Senior Vice President and Chief Financial Officer since October 2004, Marshall & Ilsley Corporation; Chief Financial Officer of M&I Marshall & Ilsley Bank since October 2004; Director of Marshall & Ilsley Trust Company National Association, M&I Brokerage Services, Inc. and Metavante Corporation; Chief Financial Officer for National Commerce Financial from 2003 to 2004; President and Chief Executive Officer for First Market Bank from 1996 to 2003; and Chief Financial Officer for National Commerce Bank Services, Inc. from 1990 to 1996.

Paul J. Renard Age 44	Senior Vice President, Director of Human Resources since 2000, Vice President and manager since 1994, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank.

John L. Roberts Age 52	Senior Vice President of Marshall & Ilsley Corporation since 1994; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995, M&I Marshall & Ilsley Bank; President and Director since 1995, M&I Support Services Corp.; Director, M&I Bank FSB and M&I Mortgage Corp.; President and Director of M&I Bank of Mayville.

Thomas A. Root Age 48	Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998, Marshall & Ilsley Corporation; Vice President since 1993 and Audit Director since 1999, M&I Marshall & Ilsley Bank.

Donald H. Wilson Age 45	Senior Vice President and Treasurer since December 1996, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank; Director and President of M&I Northwoods III LLC and M&I Dealer Auto Securitization, LLC; Senior Vice President of Southwest Bank of St. Louis; Assistant Secretary of M&I Capital Markets Group L.L.C. and M&I Ventures L.L.C.; Director, Vice President and Treasurer of M&I Marshall & Ilsley Holdings II, Inc.; Director of M&I Bank FSB, M&I Community Development Corporation, M&I Custody of Nevada, Inc., M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Marshall & Ilsley Investment Corporation, M&I Mortgage Corp., M&I Servicing Corp., M&I Zion Holdings, Inc., M&I Zion Investment Corp., M&I Zion Investment II Corporation, SWB Investment Corporation and SWB Investment II Corporation.

Certain Relationships and Related Transactions

A son of Mr. Martire and Ms. Knickerbocker’s spouse were employed by M&I or its subsidiaries and received compensation and benefits that exceeded $60,000 in 2004. The compensation and benefits received by each were established by M&I in accordance with its employment and compensation practices applicable to employees holding comparable positions.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders of Common Equity

At December 31, 2004 M&I had approximately 18,913 record holders of its common stock.

Shares Purchased

The following table reflects the purchases of M&I common stock for the specified period:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2004	7,374	$41.77	—	9,730,000
November 1 to November 30, 2004	2,000	$1.00	—	9,730,000
December 1 to December 31, 2004	86,972	$42.30	—	9,730,000

(1)	Includes shares of M&I common stock surrendered by participants in M&I’s Executive Stock Option and Restricted Stock Plans in payment of applicable withholding on the vesting of restricted stock awards. Does not include 8,117 shares purchased by rabbi trusts, at an average price paid per share of $41.18, pursuant to nonqualified deferred compensation plans for the three months ended December 31, 2004.

M&I’s Share Repurchase Program was publicly reconfirmed in April 2003 and again in April 2004. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Summary of Earnings

Years Ended December 31 ($000’s except share data)

	2004		2003		2002		2001		2000
Interest Income:
Loans and leases	$1,404,189		$1,304,060		$1,297,166		$1,358,802		$1,391,651
Investment securities
Taxable	200,107		165,075		198,037		270,336		272,536
Exempt from federal income taxes	58,826		57,968		60,637		62,273		65,429
Trading securities	271		258		328		884		1,508
Short-term investments	2,397		2,559		11,168		16,812		16,858

Total interest income	1,665,790		1,529,920		1,567,336		1,709,107		1,747,982

Interest Expense:
Deposits	276,102		228,216		283,385		566,899		772,016
Short-term borrowings	61,256		81,070		150,310		188,587		224,187
Long-term borrowings	196,440		163,348		127,343		110,842		78,773

Total interest expense	533,798		472,634		561,038		866,328		1,074,976

Net interest income	1,131,992		1,057,286		1,006,298		842,779		673,006
Provision for loan and lease losses	37,963		62,993		74,416		54,115		30,352

Net interest income after provision for loan and lease losses	1,094,029		994,293		931,882		788,664		642,654

Other Income:
Data processing services	891,005		657,827		601,500		559,816		546,041
Trust services	150,917		126,759		120,586		120,827		117,680
Net securities gains (losses)	35,352		21,572		(6,271)		(6,759)		(29,985)
Other	369,221		409,643		366,873		327,366		297,858

Total other income	1,446,495		1,215,801		1,082,688		1,001,250		931,594

Other Expense:
Salaries and benefits	887,279		797,518		745,518		695,405		628,215
Other	708,279		654,189		550,460		593,464		475,683

Total other expense	1,595,558		1,451,707		1,295,978		1,288,869		1,103,898

Income before income taxes and cumulative effect of changes in accounting principles	944,966		758,387		718,592		501,045		470,350
Provision for income taxes	317,880		214,282		238,265		163,124		152,948

Income before cumulative effect of changes in accounting principles	627,086		544,105		480,327		337,921		317,402
Cumulative effect of changes in accounting principles, net of income taxes	—		—		—		(436)		(2,279)

Net Income	$627,086		$544,105		$480,327		$337,485		$315,123

Net income per common share:**
Basic:
Income before cumulative effect of changes in accounting principles	$2.81		$2.41		$2.24		$1.60		$1.51
Cumulative effect of changes in accounting principles, net of income taxes	—		—		—		—		(0.01)

Net income	$2.81		$2.41		$2.24		$1.60		$1.50

Diluted:
Income before cumulative effect of changes in accounting principles	$2.77		$2.38		$2.16		$1.55		$1.46
Cumulative effect of changes in accounting principles, net of income taxes	—		—		—		—		(0.01)

Net income	$2.77		$2.38		$2.16		$1.55		$1.45

Other Significant Data:
Year-End Common Stock Price**	$44.20		$38.25		$27.38		$31.64		$25.42
Return on Average Shareholders’ Equity	17.89%		16.79%		17.36%		13.89%		14.67%
Return on Average Assets	1.69		1.64		1.64		1.28		1.26
Dividend Payout Ratio	29.24		29.41		28.94		36.65		35.72
Average Equity to Average Assets Ratio	9.43		9.74		9.47		9.21		8.58
Ratio of Earnings to Fixed Charges*
Excluding Interest on Deposits	4.36	x	3.84	x	3.38	x	2.56	x	2.46	x
Including Interest on Deposits	2.70	x	2.53	x	2.23	x	1.56	x	1.43	x

*	See Exhibit 12 for detailed computation of these ratios.

**	Restated for 2-for-1 stock split effective June 17, 2002.

Consolidated Average Balance Sheets

Years ended December 31 ($000’s except share data)

	2004	2003	2002	2001	2000
Assets:
Cash and due from banks	$835,391	$752,215	$708,256	$651,367	$615,015
Investment securities:
Trading securities	22,297	23,017	15,247	21,284	30,926
Short-term investments	171,057	264,254	717,129	503,857	265,487
Other investment securities:
Taxable	4,672,741	4,038,579	3,325,568	3,926,737	4,063,773
Tax exempt	1,199,139	1,173,466	1,224,737	1,269,175	1,327,159

Total investment securities	6,065,234	5,499,316	5,282,681	5,721,053	5,687,345

Loans and Leases:
Commercial	7,621,040	6,905,323	6,143,862	5,478,342	4,975,482
Real estate	17,215,467	14,938,082	12,633,208	10,514,536	9,958,164
Personal	1,632,440	1,874,315	1,388,447	1,182,049	1,245,738
Lease financing	552,551	674,871	862,927	1,026,215	938,525

Total loans and leases	27,021,498	24,392,591	21,028,444	18,201,142	17,117,909
Allowance for loan and lease losses	360,408	347,838	302,664	253,089	233,466

Net loans and leases	26,661,090	24,044,753	20,725,780	17,948,053	16,884,443

Premises and equipment, net	448,134	440,492	418,042	391,633	376,286
Accrued interest and other assets	3,152,745	2,531,245	2,067,891	1,658,203	1,478,688

Total Assets	$37,162,594	$33,268,021	$29,202,650	$26,370,309	$25,041,777

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing	$4,585,628	$4,189,724	$3,509,133	$2,895,083	$2,648,419
Interest bearing:
Bank issued deposits:
Bank issued interest bearing activity deposits	9,960,645	10,084,996	8,996,778	7,833,126	6,836,132
Bank issued time deposits	3,384,120	3,399,734	3,540,124	3,975,253	4,291,005

Total bank issued deposits	13,344,765	13,484,730	12,536,902	11,808,379	11,127,137
Wholesale deposits	6,057,542	4,311,424	2,596,952	2,487,129	3,722,227

Total interest bearing deposits	19,402,307	17,796,154	15,133,854	14,295,508	14,849,364

Total deposits	23,987,935	21,985,878	18,642,987	17,190,591	17,497,783
Short-term borrowings	2,908,168	3,138,752	4,188,339	3,944,160	3,538,846
Long-term borrowings	5,329,571	3,798,851	2,693,447	1,962,801	1,178,805
Accrued expenses and other liabilities	1,432,134	1,103,886	911,187	843,198	678,269

Total liabilities	33,657,808	30,027,367	26,435,960	23,940,750	22,893,703

Shareholders’ Equity	3,504,786	3,240,654	2,766,690	2,429,559	2,148,074

Total Liabilities and Shareholders’ Equity	$37,162,594	$33,268,021	$29,202,650	$26,370,309	$25,041,777

Other Significant Data:
Book Value Per Share at Year End**	$17.24	$15.00	$13.51	$11.65	$10.60
Average Common Shares Outstanding**	223,123,866	226,342,764	212,799,996	208,587,816	208,201,304
Employees at Year End	13,345	12,244	12,625	11,657	11,753

Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.11%	0.21%	0.21%	0.22%	0.12%
Total Nonperforming Loans and Leases* and OREO to End of Period Loans and Leases and OREO	0.48	0.74	0.85	0.94	0.76
Allowance for Loan and Lease Losses to End of Period Loans and Leases	1.21	1.39	1.42	1.39	1.34
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	271	202	174	154	182

*	Loans and leases nonaccrual, restructured, and past due 90 days or more.

**	Restated for 2-for-1 stock split effective June 17, 2002.

Yield & Cost Analysis

Years ended December 31 (Tax equivalent basis)

	2004	2003	2002	2001	2000
Average Rates Earned:
Loan and Leases	5.21%	5.36%	6.18%	7.48%	8.14%
Investment Securities – Taxable	4.30	4.13	6.11	7.04	6.62
Investment Securities – Tax-Exempt	7.53	7.58	7.49	7.28	7.16
Trading Securities	1.26	1.16	2.21	4.21	4.92
Short-term Investments	1.40	0.97	1.56	3.34	6.35

Average Rates Paid:
Interest Bearing Deposits	1.42%	1.28%	1.87%	3.97%	5.20%
Short-term Borrowings	2.11	2.58	3.59	4.78	6.34
Long-term Borrowings	3.69	4.30	4.73	5.65	6.68
M&I Marshall & Ilsley Bank Average Prime Rate	4.34	4.12	4.67	6.91	9.24

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATION

Overview

The year ended December 31, 2004 was a significant year for the Corporation in terms of growth and success across all of its segments and reporting units. Strong sales efforts and an improving economy resulted in solid loan and demand deposit growth in all of the Corporation’s markets, resulting in an increase in net interest income in 2004 compared to 2003. The Corporation’s loan customers continued to successfully manage their businesses through the recent economic downturn. The Corporation’s historically sound credit quality continued to improve, which resulted in a lower provision for loan and lease losses in 2004 compared to the prior year. An active acquisition and cross-sale strategy coupled with strong outsourcing contract renewals enabled Metavante to sustain double-digit growth in segment earnings. Strong sales efforts and improving equity markets resulted in solid growth in fee income for Trust Services. Mortgage loan production, which was very robust in 2003 and 2002, slowed due to rising interest rates in 2004. Although an unpredictable source of earnings, the Corporation’s Capital Markets Group recognized investment securities gains for the second year in a row. These factors along with continued expense management, all contributed to the consolidated earnings growth in 2004.

Net income in 2004 amounted to $627.1 million or $2.77 per share on a diluted basis. The return on average assets and return on average equity were 1.69% and 17.89%, respectively. By comparison, 2003 net income was $544.1 million, diluted earnings per share was $2.38, the return on average assets was 1.64% and the return on average equity was 16.79%. For the year ended December 31, 2002, net income was $480.3 million or $2.16 per diluted share and the returns on average assets and average equity were 1.64% and 17.36%, respectively.

As more fully described below, net income and diluted earnings per share for the year ended December 31, 2004 included a net unrealized gain recognized in the fourth quarter associated with the Corporation’s Capital Markets Group investments, charitable foundation expense higher than historical levels and other accrual adjustments and two divestitures by Metavante for a loss that in the aggregate increased net income by approximately $13.5 million or $0.06 per diluted share.

With regard to the outlook in 2005 for the Banking Segment, management expects that commercial loan growth (as a percentage) will be in the low double digits and personal loan growth (as a percentage) will be in the mid single digits. Overall, noninterest bearing deposit growth is expected to be in the mid single digits. Based on the general improvement in various segments of the loan portfolio, nonperforming loans and leases as a percentage of total loans and leases outstanding are expected to be in the 50-60 basis point range. Mortgage loan production is expected to continue at the volumes experienced in the second half of 2004. In the Data Services Segment, management expects Metavante’s 2005 organic revenue growth (as a percentage) to be in the mid single digits, and segment income growth is expected to continue to improve. The Corporation’s actual results for 2005 could differ materially from those expected by management. See “Forward-Looking Statements” in Item 1 of this Form 10-K for a discussion of the various risk factors that could cause actual results to be different than expected results.

The results of operations and financial position for the periods presented include the effects of the acquisitions by Metavante as well as the banking-related acquisition from the dates of consummation of the acquisitions. All transactions were accounted for using the purchase method of accounting. See Note 4 in Notes to Consolidated Financial Statements for a discussion of the Corporation’s acquisition activities in 2004, 2003 and 2002.

Significant Transactions

Some of the more significant transactions in 2004, 2003 and 2002 consisted of the following:

During 2004, net gains associated with the Corporation’s Capital Markets Group investments amounted to $34.6 million. As announced in the Corporation’s Form 8-K filed on November 12, 2004, approximately $34.1 million of the net gain in 2004 was from a net unrealized gain recognized in the fourth quarter of 2004 due to the net increase in market value of certain fund investments.

The net unrealized gain recognized in the fourth quarter of 2004 was offset by charitable foundation expense higher than historical levels and other accrual adjustments that amounted to approximately $6.8 million.

During 2004, Metavante sold its small business 401k Retirement Plan Services operations. In conjunction with an expanded processing relationship, Metavante also sold the direct customer base of Paytrust.com in 2004. These transactions resulted in an aggregate loss of approximately $7.1 million.

During 2004, the Corporation issued 3.6 million shares of its common stock in a public offering that resulted in net proceeds to the Corporation of approximately $149.9 million. Also during 2004, the Corporation issued $400 million of equity units (referred to as Common SPACESSM) that resulted in net proceeds to the Corporation of approximately $389.2 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25.00, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B (also referred to as the STACKSSM) with each share having an initial liquidation value of $1,000. The stock purchase date is expected to be August 15, 2007 but could be deferred for quarterly periods until August 15, 2008. On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation’s common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation currently estimates that it will issue approximately 8.7 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts. The proceeds from these issuances together with proceeds from the issuance of $600.0 million of senior notes were used for general corporate purposes, including maintaining capital at desired levels and providing long-term financing for the acquisitions completed by Metavante in 2004.

During 2004, the Corporation’s banking segment prepaid and retired certain higher cost long-term debt and terminated some related receive floating / pay fixed interest rate swaps designated as cash flow hedges. The total debt retired amounted to $355.0 million and the charge to earnings amounted to a loss of $6.9 million.

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

As a result of a shift in product strategy, Metavante wrote-off certain purchased and internally developed software in 2003 that will no longer be used, resulting in losses of $22.8 million in 2003.

For the years ended December 31, 2003 and 2002, Metavante incurred integration costs associated with the July 29, 2002 acquisition of Paytrust, Inc. (“Paytrust”) an online bill management company. Such costs were the result of operating duplicate platforms, which included duplicate facilities, personnel and processing costs, and continued through the first quarter of 2003. Total integration costs incurred amounted to $9.6 million. Costs incurred in 2002 amounted to $7.1 million and costs incurred in the first quarter of 2003 amounted to $2.5 million.

Net Interest Income

Net interest income, which is the difference between interest earned on earning assets and interest owed on interest bearing liabilities, represents almost half of the Corporation’s source of revenues.

Net interest income in 2004 amounted to $1,132.0 million compared with net interest income of $1,057.3 million in 2003, an increase of $74.7 million or 7.1%. Loan growth and growth in lower cost deposits, increased spreads on certain loan products and the impact of the early retirement of some higher cost long-term borrowings in 2003 and 2004 were positive contributors to the increase in net interest income in 2004. Net interest income in 2004 was negatively affected by the continued lengthening of liabilities in order to reduce future volatility in net interest income as a result of interest rate movements and cash expenditures for common share buybacks and acquisitions.

Average earning assets in 2004 amounted to $33.1 billion compared to $29.9 billion in 2003, an increase of $3.2 billion or 10.7%. Increases in average loans and leases accounted for the majority of the growth in average earning assets.

Average interest bearing liabilities increased $2.9 billion or 11.8% in 2004 compared to 2003. Approximately $1.6 billion or 55.3% of the growth in average interest bearing liabilities was attributable to interest bearing deposits and the remainder of the growth in average interest bearing liabilities was attributable to long term borrowings.

Average noninterest bearing deposits increased $0.4 billion or 9.4% in 2004 compared to the prior year.

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Commercial:
Commercial	$7,621.0	$6,905.3	$6,143.8	10.4%	12.4%
Commercial real estate:
Commercial mortgages	7,658.2	6,901.0	5,703.2	11.0	21.0
Construction	1,097.4	999.5	754.8	9.8	32.4

Total commercial real estate	8,755.6	7,900.5	6,458.0	10.8	22.3
Commercial lease financing	397.0	390.0	395.2	1.8	(1.3)

Total commercial	16,773.6	15,195.8	12,997.0	10.4	16.9

Personal:
Residential real estate:
Residential mortgages	2,855.3	2,335.2	2,170.7	22.3	7.6
Construction	839.8	593.0	474.9	41.6	24.9

Total residential real estate	3,695.1	2,928.2	2,645.6	26.2	10.7
Consumer loans:
Student	87.2	95.8	103.4	(9.0)	(7.3)
Credit card	224.0	198.0	170.2	13.1	16.3
Home equity loans and lines	4,764.8	4,109.4	3,529.6	15.9	16.4
Other	1,321.3	1,580.5	1,114.9	(16.4)	41.8

Total consumer loans	6,397.3	5,983.7	4,918.1	6.9	21.7
Personal lease financing	155.5	284.9	467.7	(45.4)	(39.1)

Total personal	10,247.9	9,196.8	8,031.4	11.4	14.5

Total consolidated average loans and leases	$27,021.5	$24,392.6	$21,028.4	10.8%	16.0%

Average loans and leases increased $2.6 billion or 10.8% in 2004 compared to 2003. Total average commercial loan growth amounted to $1.6 billion. Total average commercial loan growth in 2004 compared to 2003 consisted of average commercial real estate and commercial real estate construction loan growth which contributed $0.9 billion and average commercial loan growth which contributed $0.7 billion. Total average personal loan growth amounted to $1.1 billion in 2004 compared to 2003. Total average personal loan growth in 2004 compared to 2003 was driven by growth in average home equity loans and lines which increased $0.7 billion and growth in average residential real estate and residential real estate construction loan growth which increased $0.8 billion. From a production standpoint, residential real estate loan closings in 2004 were $1.3 billion or 23.6% lower than residential real estate loan closings in 2003. Average indirect auto loans and leases declined approximately $0.4 billion in 2004 compared to 2003 which reflects, in part, the effect of the sale and securitization of indirect auto loans in 2004 and 2003.

The strong growth in commercial loans in 2004 generally occurred somewhat evenly throughout the year, was experienced in all of the Corporation’s markets, and came from both new customers and existing customers across a variety of industries.

Management expects that commercial loan growth (as a percentage) will reach the low double digits in 2005. The basis for this expectation includes continued success in attracting new customers in all of the Corporation’s markets and continued modest economic growth that will strengthen over the next few quarters in the primary markets that the Corporation serves. Management expects that personal loan growth (as a percentage) will be in the mid single digits in 2005. With respect to residential real estate production, early indications (as measured by application volume) suggest that quarterly residential real estate closings in the near term may approximate the volume of closings experienced in the third and fourth quarters of 2004. Home equity loans and lines, which include M&I’s wholesale activity, continue to be the primary consumer loan product. Management anticipates these products will continue to drive growth in the consumer side of its banking activities.

The Corporation periodically sells residential real estate loan production in the secondary market servicing released, although selected loans with wider interest spreads and adjustable rate characteristics are periodically retained in the portfolio. Residential real estate loans originated and sold to the secondary market amounted to $1.6 billion in 2004 compared to $3.5 billion in 2003. Approximately $0.3 billion of loans sold in 2004 were attributable to the AmerUs Home Lending, Inc. (“AmerUs”) acquisition. At December 31, 2004 and 2003, mortgage loans held for sale were insignificant. Gains from the sale of mortgage loans amounted to $27.2 million in 2004 compared to $54.1 million in 2003. Approximately $6.2 million of the gain in 2004 was attributable to the AmerUs acquisition.

Auto loans securitized and sold amounted to $0.5 billion in 2004 compared to $0.8 billion in 2003. Losses from the sale and securitization of auto loans, including write-downs of auto loans held for sale, amounted to $3.0 million in 2004 compared to gains from the sale and securitization of auto loans of $2.7 million in 2003. The losses incurred in 2004 were primarily due to lower loan interest rate spreads associated with new auto loan production in a rising interest rate environment. See Note 9 in Notes to Consolidated Financial Statements for further discussion of the Corporation’s securitization activities.

The Corporation anticipates that it will continue to divest of narrower interest spread assets through sale or securitization in future periods.

The growth and composition of the Corporation’s consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

				Percent Growth
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Bank issued deposits:
Noninterest bearing:
Commercial	$3,210.5	$2,903.3	$2,423.9	10.6%	19.8%
Personal	897.1	815.9	711.4	10.0	14.7
Other	478.0	470.5	373.8	1.6	25.9

Total noninterest bearing	4,585.6	4,189.7	3,509.1	9.4	19.4
Interest bearing:
Activity accounts:
Savings and NOW	3,388.4	3,148.7	2,352.3	7.6	33.9
Money market	5,675.6	6,115.3	5,892.9	(7.2)	3.8
Foreign activity	896.7	821.0	751.6	9.2	9.2

Total activity accounts	9,960.7	10,085.0	8,996.8	(1.2)	12.1
Time deposits:
Other CDs and time	2,632.7	2,764.7	2,884.7	(4.8)	(4.2)
CDs $100,000 and over	751.4	635.1	655.4	18.3	(3.1)

Total time deposits	3,384.1	3,399.8	3,540.1	(0.5)	(4.0)

Total interest bearing	13,344.8	13,484.8	12,536.9	(1.0)	7.6

Total bank issued deposits	17,930.4	17,674.5	16,046.0	1.4	10.1

Wholesale deposits:
Money market	499.8	74.6	76.6	569.9	(2.6)
Brokered CDs	4,582.8	2,986.0	1,465.5	53.5	103.8
Foreign time	974.9	1,250.8	1,054.9	(22.1)	18.6

Total wholesale deposits	6,057.5	4,311.4	2,597.0	40.5	66.0

Total consolidated average deposits	$23,987.9	$21,985.9	$18,643.0	9.1%	17.9%

Average bank issued deposits increased $0.3 billion or 1.4% in 2004 compared with 2003. Average noninterest bearing deposits increased $0.4 billion and average interest bearing activity accounts decreased $0.1 billion. Savings and NOW accounts, especially NOW accounts, exhibited the greatest growth in bank issued interest bearing activity deposits in 2004 compared to 2003. This growth was offset in part by a decline in money market deposits compared to the prior year. Average bank issued time deposits were relatively unchanged in 2004 compared to 2003. As interest rates increased, the Corporation began to experience some success in competing for time deposits without pricing above comparable wholesale levels in the second half of 2004.

The growth in bank issued deposits includes both commercial and retail banking and the effect of the lower interest rate environment. The growth in noninterest and interest-bearing activity accounts and the shift in deposit mix of average bank issued deposits provided a benefit to net interest income and the net interest margin in 2004. Noninterest deposit balances tend to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year. A portion of the noninterest balances is sensitive to the interest rate environment. Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase. Management expects these trends to continue and expects noninterest bearing deposit growth (as a percentage) to be in the mid to high single digits and bank issued interest bearing deposit growth to be in the low to mid single digits in 2005. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation’s profitability.

Average wholesale deposits increased $1.7 billion which reflects the Corporation’s greater use of wholesale funding alternatives, especially institutional CDs. These deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive. The underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation added flexibility not to pursue unprofitable single service time deposit relationships.

During 2004, the Corporation issued $100.0 million of Series E medium-term notes with an interest rate of 1.72% and $17.0 million of MiNotes (which are medium-term notes issued in smaller denominations to attract retail investors) with a weighted average interest rate of 4.21%. During 2004, MiNotes in the amount of $7.2 million with an annual weighted average interest rate of 5.85% were called by or put to the Corporation in accordance with the existing terms of the MiNote agreements and $1.0 million of medium-term notes Series D with an annual interest rate of 7.20% matured. During the third quarter of 2004, the Corporation completed two financing transactions aggregating $1.0 billion that consisted of $600.0 million of 4.375% Senior Notes and 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. The net proceeds were used for general corporate purposes, including the long-term financing for the Metavante acquisitions completed in 2004.

During 2004, the Corporation’s lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”) issued $425.0 million of senior notes with a weighted average interest rate of 3.35%. In addition, M&I Bank issued $200.0 million of amortizing senior bank notes with a semi-annual coupon interest rate of 2.90% and issued $300.0 million of subordinated notes at an interest rate of 5.00%. New Federal Home Loan Bank (“FHLB”) advances in 2004 amounted to $1.0 billion. Approximately $650.0 million of the new FHLB advances were fixed rate advances with a weighted average interest rate of 3.01% and the remainder were floating rate advances. In December 2004, $1.0 billion of existing senior bank notes (puttable reset securities) were remarketed.

During 2004, M&I Bank prepaid $300.0 million of floating rate FHLB advances and terminated receive floating / pay fixed interest rate swaps designated as cash flow hedges against the FHLB advances. The termination of the interest rate swaps resulted in a charge to earnings of $2.0 million. Also during 2004, a fixed rate advance from the FHLB aggregating $55.0 million with an annual coupon interest rate of 5.06% was prepaid and retired resulting in a charge to earnings of $4.9 million. The charge to earnings resulting from these transactions is reported in other expense in the Consolidated Statements of Income.

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 3.52% in 2004 compared to 3.65% in 2003, a decrease of 13 basis points. The Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante’s 2004 acquisitions lowered the net interest margin on a FTE basis by approximately 6 basis points, or approximately 13 basis points on an annualized basis. Unlike a bank acquisition or loan growth, where the primary source of revenue is interest income, the revenue impact of Metavante’s acquisitions is reported in other income and is not a component of the net interest margin statistic.

The yield on average earning assets was 5.14% in 2004 compared to 5.24% in 2003, a decrease of 10 basis points. The growth in average earning assets, primarily loans, contributed approximately $168.7 million to interest income while the decline in the yield adversely impacted interest income (FTE) by approximately $32.4 million.

The cost of interest bearing liabilities was 1.93% in 2004 compared to 1.91% in 2003, an increase of 2 basis points. The increase in average volume of interest bearing liabilities, primarily wholesale deposits and long-term borrowings, increased interest expense by approximately $55.5 million in 2004 compared to 2003.

The Corporation actively manages the repricing characteristics of its liabilities so as to minimize the long-term impact on net interest income when interest rates begin to rise. Management expects the net interest margin FTE as a percent of average earning assets will continue to have modest downward pressure in 2005. A full year of interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante’s 2004 acquisitions will continue to lower the net interest margin on a FTE basis in 2005. In addition, management anticipates that loan spreads will most likely narrow, particularly in a rising interest rate environment, and as the economy improves, the Corporation’s capacity to generate loans may exceed its ability to generate appropriately priced deposits. The net interest margin will continue to be influenced by product spreads as well as loan and deposit growth and the general interest rate environment.

Net interest income in 2003 amounted to $1,057.3 million compared with net interest income of $1,006.3 million in 2002, an increase of $51.0 million or 5.1%. Solid balance sheet growth fueled in part by the impact of the 2002 acquisitions, organic growth in loans and lower cost deposits, increased spreads on certain loan products and, to a lesser extent due to the timing of the transactions, the early retirement of some higher cost long-term borrowings were positive contributors to the increase in net interest income in 2003. Net interest income in 2003 was negatively impacted by accelerated prepayments across all earning asset classes that were predominantly experienced in the first three quarters of 2003, asset repricing in excess of deposit repricing, the impact from lengthening liabilities in order to reduce future volatility in net interest income due to interest rate movements and the cash expenditures for common share buybacks and acquisitions.

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

Average earning assets and average interest bearing liabilities in 2003 and 2002 reflect the impact of the Corporation’s banking acquisitions which were all accounted for as purchases and therefore are included in the Corporation’s financial position and results of operations since the date the acquisitions were completed. While the banking acquisitions are fully reflected in 2003, the acquisitions of Richfield State Agency, Inc. and Century Bancshares, Inc. have been included for ten months in 2002 and the acquisition of Mississippi Valley Bancshares, Inc. has been included for three months in 2002.

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

The rate of growth in commercial loans in 2003, excluding acquisitions, was largely the result of attracting new customers and increased borrowing from existing customers in all of the Corporation’s markets. Existing customers were generally not increasing their credit needs but were successfully managing their businesses through the slower economic conditions and using cash flow to pay down loan balances. The strong cash flow of the underlying customer base that resulted in the pay down of loan balances contributed to the improvement in nonperforming loans.

The Corporation sells residential real estate loan production in the secondary market servicing released, although selected loans with wider interest spreads and adjustable rate characteristics are periodically retained in the portfolio. Residential real estate loans originated and sold to the secondary market amounted to $3.5 billion in 2003 compared to $3.1 billion in 2002. In the first three quarters of 2003, residential real estate loans originated and sold to the secondary market averaged $1.1 billion per quarter and declined approximately 78% to $0.2 billion in the fourth quarter of 2003. At December 31, 2003, mortgage loans held for sale were insignificant compared to $0.3 billion at December 31, 2002. Auto loans securitized and sold in 2003 amounted to $0.8 billion. Gains from the sale of mortgage loans amounted to $54.1 million in 2003 compared to $39.7 million in 2002. Gains from the sale and securitization of auto loans amounted to $2.7 million in 2003 and $7.2 million in 2002.

Average bank issued deposits increased $1.6 billion or 10.1% in 2003 compared to 2002. Approximately $1.4 billion of the average growth was attributable to acquisitions. Excluding the impact of acquisitions, average noninterest bearing deposits increased $0.5 billion and interest bearing activity accounts increased $0.2 billion. Savings and NOW accounts, especially NOW accounts, exhibited the greatest growth in bank issued interest bearing activity deposits in 2003 compared to 2002. This growth was offset in part by a decline in money market deposits compared to the prior year. Excluding acquisitions, average bank issued time deposits declined $0.5 billion.

The growth in bank issued deposits included both commercial and retail banking and the effect of the lower interest rate environment. The growth in noninterest and interest-bearing activity accounts and the shift in deposit mix of average bank issued deposits provided a benefit to net interest income and the net interest margin in 2003.

Average wholesale deposits increased $1.7 billion in 2003 which reflects the Corporation’s greater use of wholesale funding alternatives, especially institutional CDs. These deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.

During 2003, the Corporation issued $80.0 million of Series E medium-term notes with a weighted average interest rate of 4.92% and $99.2 million of MiNotes (which are medium-term notes issued in smaller denominations to attract retail investors) with a weighted average interest rate of 4.82%. New FHLB advances in 2003 amounted to $1.1 billion. Approximately $0.5 billion of the new FHLB advances were fixed rate advances and the remainder were floating rate advances. In December 2003, $1.0 billion of existing senior bank notes (puttable reset securities) were remarketed.

The Corporation’s 6.375% subordinated notes in the amount of $100.0 million matured in the third quarter of 2003. Series D medium-term notes aggregating $13.0 million with a weighted average interest rate of 6.99% matured at various times in 2003.

During 2003, the Corporation acquired through open-market purchases $51.6 million of its 5.75% Series E notes that were scheduled to mature in 2006. The Corporation also retired the floating rate debentures that were the sole asset of MVBI Capital Trust, which in turn redeemed its floating rate trust preferred securities. In conjunction with this transaction, the receive floating / pay fixed interest rate swap designated as a cash flow hedge on the forecasted interest payments on the retired subordinated debt was terminated. Also in 2003, the Corporation’s banking segment acquired through open-market purchases $13.2 million of 4.125% senior bank notes that were scheduled to mature in 2007 and $22.3 million of 6.375% subordinated bank notes that were scheduled to mature in 2011. In addition, FHLB fixed rate advances aggregating $33.2 million with a weighted average interest rate of 6.08% and $610.0 million of FHLB floating rate advances were retired. Receive floating / pay fixed interest rate swaps designated as cash flow hedges on the forecasted interest payments on the retired FHLB floating rate advances were terminated. The aggregate charge associated with these transactions in 2003 amounted to $56.7 million and is reported in other expense in the Consolidated Statements of Income.

The net interest margin on a FTE basis as a percent of average earning assets was 3.65% in 2003 compared to 3.96% in 2002, a decrease of 31 basis points.

The yield on average earning assets was 5.24% in 2003 compared to 6.10% in 2002, a decrease of 86 basis points. The growth in average earning assets, primarily loans, contributed approximately $220.2 million to interest income while the decline in the yield adversely impacted interest income (FTE) by approximately $258.0 million.

The cost of interest bearing liabilities was 1.91% in 2003 compared to 2.55% in 2002, a decrease of 64 basis points. The decrease in the rates paid on interest bearing liabilities contributed approximately $157.7 million of the decrease in interest expense while the increase in volume partially offset the benefit by approximately $69.3 million in 2003 compared to the prior year.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2004			2003			2002
	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)
Loans and leases (1)(2)	$27,021,498	$1,406,825	5.21%	$24,392,591	$1,306,565	5.36%	$21,028,444	$1,299,416	6.18%
Investment securities:
Taxable	4,672,741	200,107	4.30	4,038,579	165,075	4.13	3,325,568	198,037	6.11
Tax-exempt (1)	1,199,139	88,425	7.53	1,173,466	87,194	7.58	1,224,737	90,539	7.49
Interest bearing deposits in other banks	26,824	628	2.34	27,022	528	1.95	44,420	1,075	2.42
Federal funds sold and security resale agreements	53,675	857	1.60	28,692	395	1.38	31,219	623	2.00
Trading securities (1)	22,297	281	1.26	23,017	266	1.16	15,247	337	2.21
Other short-term investments	90,558	912	1.01	208,540	1,636	0.79	641,490	9,470	1.48

Total interest earning assets	33,086,732	1,698,035	5.14%	29,891,907	1,561,659	5.24%	26,311,125	1,599,497	6.10%
Cash and demand deposits due from banks	835,391			752,215			708,256
Premises and equipment, net	448,134			440,492			418,042
Other assets	3,152,745			2,531,245			2,067,891
Allowance for loan and lease losses	(360,408)			(347,838)			(302,664)

Total assets	$37,162,594			$33,268,021			$29,202,650

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$9,960,645	$77,621	0.78%	$10,084,996	$75,221	0.75%	$8,996,778	$109,483	1.22%
Bank issued time deposits	3,384,120	82,938	2.45	3,399,734	85,472	2.51	3,540,124	115,072	3.25

Total bank issued deposits	13,344,765	160,559	1.20	13,484,730	160,693	1.19	12,536,902	224,555	1.79
Wholesale deposits	6,057,542	115,543	1.91	4,311,424	67,523	1.57	2,596,952	58,830	2.27

Total interest bearing deposits	19,402,307	276,102	1.42	17,796,154	228,216	1.28	15,133,854	283,385	1.87
Short-term borrowings	2,908,168	61,256	2.11	3,138,752	81,070	2.58	4,188,339	150,310	3.59
Long-term borrowings	5,329,571	196,440	3.69	3,798,851	163,348	4.30	2,693,447	127,343	4.73

Total interest bearing liabilities	27,640,046	533,798	1.93%	24,733,757	472,634	1.91%	22,015,640	561,038	2.55%
Noninterest bearing deposits	4,585,628			4,189,724			3,509,133
Other liabilities	1,432,134			1,103,886			911,187
Shareholders’ equity	3,504,786			3,240,654			2,766,690

Total liabilities and shareholders’ equity	$37,162,594			$33,268,021			$29,202,650

Net interest income		$1,164,237			$1,089,025			$1,038,459

Net yield on interest earning assets			3.52%			3.65%			3.96%

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.

(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.

(3)	Based on average balances excluding fair value adjustments for available for sale securities.

Analysis of Changes in Interest Income and Interest Expense

The effect on interest income and interest expense due to volume and rate changes in 2004 and 2003 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2004 versus 2003			2003 versus 2002
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)
Interest on earning assets:
Loans and leases (1)	$140,909	$(40,649)	$100,260	$207,904	$(200,755)	$7,149
Investment securities:
Taxable	27,347	7,685	35,032	45,786	(78,748)	(32,962)
Tax-exempt (1)	1,751	(520)	1,231	(4,386)	1,041	(3,345)
Interest bearing deposits in other banks	(4)	104	100	(421)	(126)	(547)
Federal funds sold and security resale agreements	345	117	462	(51)	(177)	(228)
Trading securities (1)	(8)	23	15	172	(243)	(71)
Other short-term investments	(920)	196	(724)	(6,408)	(1,426)	(7,834)
Total interest income change	$168,741	$(32,365)	$136,376	$220,200	$(258,038)	$(37,838)
Expense on interest bearing liabilities:
Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$(933)	$3,333	$2,400	$13,276	$(47,538)	$(34,262)
Bank issued time deposits	(392)	(2,142)	(2,534)	(4,563)	(25,037)	(29,600)
Total bank issued deposits	(1,666)	1,532	(134)	16,966	(80,828)	(63,862)
Wholesale deposits	27,414	20,606	48,020	38,919	(30,226)	8,693
Total interest bearing deposits	20,559	27,327	47,886	49,785	(104,954)	(55,169)
Short-term borrowings	(5,949)	(13,865)	(19,814)	(37,680)	(31,560)	(69,240)
Long-term borrowings	65,821	(32,729)	33,092	52,286	(16,281)	36,005
Total interest expense change	$55,510	$5,654	$61,164	$69,312	$(157,716)	$(88,404)

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.

(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following tables present comparative credit quality information as of and for the year ended December 31, 2004, as well as selected comparative years:

Consolidated Credit Quality Information

December 31, ($000’s)

	2004	2003	2002	2001	2000
Nonperforming Assets by Type
Loans and Leases:
Nonaccrual	$127,722	$166,387	$188,232	$166,434	$121,425
Renegotiated	236	278	326	378	614
Past Due 90 Days or More	4,405	6,111	5,934	6,982	7,371

Total Nonperforming Loans and Leases	132,363	172,776	194,492	173,794	129,410
Other Real Estate Owned	8,056	13,235	8,692	6,796	3,797

Total Nonperforming Assets	$140,419	$186,011	$203,184	$180,590	$133,207

Allowance for Loan and Lease Losses	$358,110	$349,561	$338,409	$268,198	$235,115

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	0.11%	0.21%	0.21%	0.22%	0.12%
Total Nonperforming Loans and Leases to Total Loans and Leases	0.45	0.69	0.81	0.90	0.74
Total Nonperforming Assets to Total Loans And Leases and Other Real Estate Owned	0.48	0.74	0.85	0.94	0.76
Allowance for Loan and Lease Losses to Total Loans and Leases	1.21	1.39	1.42	1.39	1.34
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	271	202	174	154	182

Major Categories of Nonaccrual Loans and Leases ($000’s)

	December 31, 2004			December 31, 2003
	Nonaccrual	% of Loan Type	% of Nonaccrual	Nonaccrual	% of Loan Type	% of Nonaccrual
Commercial and Lease Financing	$45,510	0.5%	35.6%	$69,404	0.9%	41.7%

Real Estate
Construction and Land Development	578	—	0.5	800	—	0.5
Commercial Real Estate	31,852	0.4	24.9	42,857	0.6	25.8
Residential Real Estate	49,206	0.6	38.5	52,098	0.8	31.3

Total Real Estate	81,636	0.4	63.9	95,755	0.6	57.6

Personal	576	—	0.5	1,228	0.1	0.7

Total	$127,722	0.4%	100.0%	$166,387	0.7%	100.0%

Allocation of the Allowance for Loan and Lease Losses ($000’s)

	December 31, 2004		December 31, 2003		December 31, 2002
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial Financial & Agricultural	$244,042	28.7%	$237,510	28.2%	$234,980	28.7%
Real Estate
Residential Mortgage	12,311	32.6	28,369	29.9	35,518	28.9
Commercial Mortgage	49,965	31.7	37,013	32.7	22,141	31.3
Personal	14,252	5.2	18,213	6.9	18,394	7.8
Lease Financing	37,540	1.8	28,456	2.3	27,376	3.3

Total	$358,110	100.0%	$349,561	100.0%	$338,409	100.0%

	December 31, 2001		December 31, 2000
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial Financial & Agricultural	$190,542	29.7%	$120,712	30.1%
Real Estate
Residential Mortgage	26,916	29.5	22,732	29.4
Commercial Mortgage	14,336	29.5	69,592	27.6
Personal	21,468	6.3	12,911	6.7
Lease Financing	14,936	5.0	9,168	6.2

Total	$268,198	100.0%	$235,115	100.0%

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2004	2003	2002	2001	2000
Allowance for Loan and Lease Losses at Beginning of Year	$349,561	$338,409	$268,198	$235,115	$225,862
Provision for Loan and Lease Losses	37,963	62,993	74,416	54,115	30,352
Allowance of Banks and Loans Acquired	27	—	39,813	19,151	1,270
Allowance Transfer for Loan Securitizations	—	—	—	—	(1,022)

Loans and Leases Charged-off:
Commercial	16,775	17,689	23,003	22,773	10,623
Real Estate—Construction	33	57	94	186	4
Real Estate—Mortgage	13,259	15,192	10,681	11,795	9,848
Personal	12,821	12,100	12,265	10,965	8,216
Leases	7,967	24,625	9,246	2,890	1,327

Total Charge-offs	50,855	69,663	55,289	48,609	30,018

Recoveries on Loans and Leases:
Commercial	12,631	8,736	3,819	4,135	4,696
Real Estate—Construction	2	88	96	43	57
Real Estate—Mortgage	3,887	4,278	2,462	1,419	1,458
Personal	3,327	3,058	3,053	2,567	2,199
Leases	1,567	1,662	1,841	262	261

Total Recoveries	21,414	17,822	11,271	8,426	8,671

Net Loans and Leases Charged-off	29,441	51,841	44,018	40,183	21,347

Allowance for Loan and Lease Losses at End of Year	$358,110	$349,561	$338,409	$268,198	$235,115

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

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $8.1 million, $13.2 million and $8.7 million at December 31, 2004, 2003 and 2002, respectively.

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

At December 31, 2004, nonperforming loans and leases amounted to $132.4 million or 0.45% of consolidated loans and leases compared to $172.8 million or 0.69% at December 31, 2003 and $194.5 million or 0.81% at December 31, 2002. Nonperforming loans and leases have declined in each of the past seven consecutive quarters. Nonaccrual loans and leases decreased $38.7 million or 23.2% at year-end 2004 compared to year-end 2003. The net decrease was primarily due to reductions and positive resolutions in several portfolio segments and across all loan types.

Delinquency can be an indicator of potential problem loans. At December 31, 2004, loans past due 60-89 days and still accruing interest amounted to $19.4 million or 0.07% of total loans and leases outstanding compared to $41.9 million or 0.17% of total loans and leases outstanding at December 31, 2003.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current; however, management believes such loans could possibly be classified as nonperforming in the near future. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. At December 31, 2004, such loans amounted to $72.4 million compared to $72.8 million at December 31, 2003.

Net charge-offs amounted to $29.4 million or 0.11% of average loans and leases in 2004 compared with $51.8 million or 0.21% of average loans and leases in 2003 and $44.0 million or 0.21% of average loans and leases in 2002. Included in net charge-offs for 2003 was a $19.0 million charge-off related to the carrying value of lease obligations for airplanes leased to Midwest Airlines, Inc.

In general the Corporation’s borrowing customers appear to have successfully managed their businesses through the slower economic conditions. There are signs of improvement in the economy and the Corporation’s customer base is beginning to see some signs of increased business activity. The Corporation continues to believe that the long-term impact of the previous recession may still provide some unanticipated losses in the loan and lease portfolio. During the past three-year period, net charge-offs have remained in a narrow range of approximately 20 basis points which is somewhat higher than historical levels. Net charge-offs in 2004 were better than management had expected and to some extent reflect a higher than normal level of recoveries. It is uncertain whether the higher than normal level of recoveries will continue.

Negative economic events, an adverse development in industry segments within the portfolio or deterioration of a large loan or loans could have significant adverse impacts on the actual loss levels.

Consistent with the improvement in credit quality trends noted above, the provision for loan and lease losses amounted to $38.0 million in 2004. By comparison, the provision for loan and lease losses amounted to $63.0 million and $74.4 million in 2003 and 2002, respectively. The provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.

Other Income

Total other income amounted to $1,446.5 million in 2004 compared to $1,215.8 million in 2003, an increase of $230.7 million or 19.0%. The growth in other income was driven by data processing services and trust services revenues and an increase in investment securities gains recognized primarily by the Corporation’s Capital Markets Group. Fee income growth in 2004 was offset by a decline in mortgage banking income. Mortgage banking income was very robust in 2003 due in part to the increased refinancing activity in the low interest rate environment.

Total data processing services revenue amounted to $891.0 million in 2004 compared to $657.8 million in 2003, an increase of $233.2 million or 35.5%. This strong annual revenue growth reflects the effect of Metavante’s six acquisitions completed in 2004, a full year of revenue from the acquisition completed in November of 2003 and organic revenue growth. Approximately $178.9 million of the increase in revenues in 2004 compared to 2003 was due to the acquisitions completed in 2004 and a full year of revenue from the acquisition completed in November of 2003. Metavante had a very strong year in 2004 in terms of core outsourcing contract renewals and cross-sale results. Total buyout revenue, which varies from period to period, amounted to $7.9 million in 2004 compared to $6.9 million in 2003.

Metavante expects 2005 organic revenue growth to be in the mid-single digits, which is slightly lower than that experienced in 2004. Total revenues (internal and external) are expected to range from $1.1 billion to $1.2 billion in 2005. While the contract renewals completed in 2004 resulted in a longer average contract life and increased cross-sale opportunities, some contracts were re-priced due to the highly aggressive core-processing marketplace in which pricing generally declined from existing run-rates. In addition, as previously discussed, in any given year there is some customer attrition due to banking consolidations. Metavante also expects that due to the focus of some of the acquired companies on software sales and the retail marketplace, revenue will become more cyclical and seasonal in nature especially in the fourth quarter in future periods.

Fees from trust services were $150.9 million in 2004 compared to $126.8 million in 2003, an increase of $24.1 million or 19.1%. Revenue associated with the segments of the employee benefit plan business purchased from a national banking association located in Missouri contributed approximately $10.0 million to the revenue growth in 2004 compared to 2003. Assets under management were $18.3 billion at December 31, 2004 compared to $15.7 billion at December 31, 2003, an increase of $2.6 billion or 16.5%. Assets under administration increased by $9.0 billion or 13.4% and amounted to $75.9 billion at December 31, 2004. Sales activity, emphasizing cross-selling, integrated delivery and account retention and positive equity performance were the primary contributors to revenue growth in 2004.

Total mortgage banking revenue was $35.1 million in 2004 compared with $70.3 million in 2003, a decrease of $35.2 million. The decline in gains from the sale of mortgage loans was the primary contributor to the lower mortgage banking revenue. During 2004, the Corporation sold $1.6 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $1.4 million. Approximately $0.3 billion of the loans sold and $6.2 million of the gain on sale of mortgage loans recognized in 2004 was attributable to the AmerUs acquisition. During 2003, the Corporation sold $3.5 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $2.1 million. As previously discussed, residential real estate loan closings in 2004 were $1.3 billion or 23.6% lower than residential real estate loan closings in 2003. The increase in residential real estate loan closings and residential real estate loans sold to the secondary market in 2003 and 2002 was due to the significant increase in refinancing activity due to the low interest rate environment. Management expects the quarterly volume of mortgage production in 2005 to be about the same as that experienced in the third and fourth quarters of 2004.

Net investment securities gains amounted to $35.4 million in 2004 compared to $21.6 million in 2003. During 2004, net gains associated with the Corporation’s Capital Markets Group investments amounted to $34.6 million. As announced in the Corporation’s Form 8-K filed on November 12, 2004, approximately $34.1 million of the net gain in 2004 was from a net unrealized gain recognized in the fourth quarter of 2004 due to the net increase in market value of certain fund investments. During 2003, gains recognized by the Corporation’s Capital Markets Group amounted to $20.0 million. Approximately $16.2 million of the gain was from the sale of an investment in the third quarter of 2003. During 2003, the Corporation’s banking segment sold $48.0 million of available for sale investment securities and recognized a gain of approximately $4.2 million. Impairment losses associated with retained interests held in the form of interest-only strips associated with its auto securitization activities amounted to $4.1 million in 2003.

Other noninterest income amounted to $164.0 million in 2004 compared to $163.5 million in 2003. Loan fees, which include prepayment charges, and other commissions and fees increased $12.8 million. Losses from the sale and securitization of auto loans including write-downs of auto loans held for sale amounted to $3.0 million in 2004 compared to gains from the sale and securitization of auto loans of $2.7 million in 2003. The losses incurred in 2004 were primarily due to lower interest rate spreads associated with new auto loan production in a rising interest rate environment. Auto loans securitized and sold amounted to $0.5 billion in 2004 compared to $0.8 billion in 2003. During 2003, the Corporation sold six branches and recognized $5.0 million in gains.

Total other income amounted to $1,215.8 million in 2003 compared to $1,082.7 million in 2002, an increase of $133.1 million or 12.3%. All sources of other income increased in 2003 compared to 2002. The growth reflected a full year’s results from the 2002 acquisitions, growth in data processing services and trust services revenues, increases in loan prepayment fees and mortgage banking income due to the low interest rate environment and investment securities gains realized primarily by the Corporation’s Capital Markets Group.

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

Fees from trust services were $126.8 million in 2003 compared to $120.6 million in 2002, an increase of $6.2 million or 5.1%. Revenue growth in 2003 compared to 2002 was driven by commercial trust, which increased 7.5%, and to a lesser extent increased fees from outsourcing services and securities lending. Assets under management were $15.7 billion at December 31, 2003 compared to $12.9 billion at December 31, 2002, an increase of $2.8 billion or 22.0%. Money transferred in from the acquisition and other commercial customers as well as market appreciation contributed to the increase in assets under management. Sales activity and account retention was positive in 2003. Positive equity performance resulted in some shift of funds into equities which represented approximately 35% of assets under management at December 31, 2003.

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

Other Expense

Total other expense amounted to $1,595.6 million in 2004 compared to $1,451.7 million in 2003, an increase of $143.9 million or 9.9%.

The acquisitions by both Metavante and the banking segment had an impact on the year-to-year comparability of operating expenses in 2004 compared to 2003. Approximately $148.9 million of the 2004 versus 2003 operating expense growth was attributable to the acquisitions. As all acquisitions were accounted for using the purchase method of accounting, the operating expenses of the acquired entities are included in the consolidated operating expenses from the dates the acquisitions were completed. Operating expenses associated with acquisitions completed in 2003 are reflected for the full year in 2004 as opposed to a partial year in 2003. Acquisitions completed in 2004 directly affect the current year but have no impact on the prior year.

Certain transactions as previously described herein under “Significant Transactions” also affected the year-to-year comparability of operating expenses in 2004 compared to 2003. For the years ended December 31, 2004 and 2003, those transactions increased other expense by $20.8 million and $82.2 million, respectively.

The Corporation estimates that its expense growth in 2004 compared to 2003, excluding the effect of the acquisitions and the impact of the significant transactions previously discussed, was approximately $56.3 million or 4.1%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by dividing total other expense by the sum of total other income (including Capital Markets Group related investment gains but excluding other securities gains and losses) and net interest income on a fully taxable equivalent basis. The Corporation’s efficiency ratios for the years ended December 31, 2004, 2003, and 2002 were:

Efficiency Ratios	2004	2003	2002
Consolidated Corporation	61.1%	63.0%	61.0%
Consolidated Corporation Excluding Metavante	48.4	52.4	50.1

Salaries and employee benefits expense amounted to $887.3 million in 2004 compared to $797.5 million in 2003, an increase of $89.8 million or 11.3%. Salaries and benefits expense related to the Metavante and banking acquisitions contributed approximately $65.1 million to the expense growth in 2004 compared to 2003. The impact of the Paytrust transition costs to salaries and employee benefits expense amounted to $2.7 million in 2003. In 2003, the Corporation restructured certain split dollar life insurance benefits due to a change in tax laws. Of the total net charge from this restructuring, $8.4 million was recorded in salaries and benefits. Also included in salaries and employee benefits expense in 2003 is a reversal of $2.4 million of accrued severance associated with the decision to keep a facility operational that previously had been identified for closure.

Net occupancy and equipment expense amounted to $192.9 million in 2004 compared to $179.0 million in 2003, an increase of $13.9 million. Net occupancy and equipment expense related to the Metavante and banking acquisitions contributed approximately $13.8 million to the expense growth in 2004 compared to 2003. The impact of the Paytrust transition costs to net occupancy and equipment expense amounted to $0.8 million in 2003. During 2003, $6.1 million of accrued lease termination costs were reversed as a result of the decision to keep a facility operational as previously discussed.

Software expenses amounted to $50.0 million in 2004 compared to $44.7 million in 2003, an increase of $5.3 million or 11.8%. Software expense related to the Metavante and banking acquisitions contributed approximately $2.2 million to the expense growth in 2004 compared to 2003. Excluding the expense growth due to acquisitions, Metavante and the banking segment contributed $1.7 million and $0.9 million, respectively to the growth in software expenses in 2004 compared to 2003.

Processing charges amounted to $52.2 million in 2004 compared to $48.3 million in 2003, an increase of $3.9 million or 8.2%. Processing charges related to the Metavante and banking acquisitions contributed approximately $5.5 million to the expense growth in 2004 compared to 2003. Third-party processing charges associated with wholesale loan activity were lower in 2004 compared to 2003.

Supplies and printing expense, professional services expense and shipping and handling expense amounted to $135.1 million in 2004 compared to $118.3 million in 2003, an increase of $16.8 million or 14.2%. The Metavante and banking acquisitions net of Paytrust integration expenses contributed approximately $13.7 million to the expense growth in 2004 compared to 2003. The remainder of the increase was primarily due to Metavante’s increase in these expenses that was offset by the decrease in costs associated with the lower volume of mortgage loan production in 2004 compared to 2003.

Amortization of intangibles amounted to $27.9 million in 2004 compared to $23.8 million in 2003. Amortization and valuation reserves associated with mortgage servicing rights declined $0.7 million. At December 31, 2004, the carrying value of mortgage servicing rights amounted to $3.5 million. Amortization associated with the 2004 acquisitions amounted to $7.6 million in the current year. Goodwill is subject to periodic tests for impairment. The Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2004 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit. At December 31, 2004, none of the Corporation’s other intangible assets were determined to have indefinite lives. For the year ended December 31, 2004, $2.0 million of goodwill and $8.5 million of customer intangibles were included by Metavante in the determination of the loss associated with the sale of the small business 401k Retirement Plan Services operations and the direct customer base of Paytrust.com.

Other noninterest expenses amounted to $250.2 million in 2004 compared to $240.1 million in the prior year, an increase of $10.1 million. The Metavante and banking acquisitions net of Paytrust integration expenses contributed approximately $38.7 million to the expense growth in 2004 compared to 2003. As previously discussed, during 2004 and 2003 the Corporation prepaid and retired certain higher cost long-term debt and terminated some related receive floating / pay fixed interest rate swaps designated as cash flow hedges. The total debt retired in 2004 amounted to $355.0 million and the charge to earnings amounted to $6.9 million. The total debt retired in 2003 amounted to $744.6 million and the charge to earnings amounted to $56.7 million. During 2004, Metavante sold its small business 401k Retirement Plan Services operations and also sold the direct customer base of Paytrust.com in 2004. These transactions resulted in an aggregate loss of approximately $7.1 million. Offsetting the net unrealized securities gain recognized in the fourth quarter of 2004 as previously discussed was charitable foundation expense over and above normal levels that amounted to approximately $5.0 million.

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization, write-offs of software and the amortization associated with the software obtained in the acquisitions resulted in an increase in other noninterest expense and accounted for approximately $8.8 million of the total increase in other operating expense in 2004 compared to 2003. During 2004 and 2003, Metavante determined that certain purchased and internally developed software will no longer be used or was impaired and such software was written off. Capitalized software costs written off as a result of these decisions, amounted to $8.7 million in 2004 and $22.8 million in 2003 and are included in other noninterest expense for the respective periods.

Total other expense amounted to $1,451.7 million in 2003, an increase of $155.7 million or 12.0% from $1,296.0 million in 2002.

For the years ended December 31, 2003 and 2002, Metavante incurred integration costs associated with the July 29, 2002 acquisition of Paytrust. Such costs were the result of operating duplicate platforms, which included duplicate facilities, personnel and processing costs, and continued through the first quarter of 2003. Total integration costs included in other expense amounted to $7.1 million in 2002 and $2.5 million in 2003.

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

Salaries and employee benefits expense amounted to $797.5 million in 2003 compared to $745.5 million in 2002. The impact of the Paytrust transition costs to salaries and employee benefits expense amounted to $2.7 million in 2003 and $4.1 million in 2002. Salaries and benefits related to the banking and Metavante acquisitions contributed approximately $10.8 million to the expense growth. In 2003, the Corporation restructured certain split dollar life insurance benefits due to a change in tax laws. Of the total net charge from this restructuring, $8.4 million was recorded in salaries and benefits. Variable incentive compensation and commissions increased approximately $27.2 million or 40.1% in 2003 compared to 2002.

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

Supplies and printing expense, professional services expense and shipping and handling expense amounted to $118.3 million in 2003 compared to $104.3 million in 2002, an increase of $14.0 million or 13.5%. The acquisitions contributed approximately $0.8 million to the growth in these expenses. The remainder of the increase was primarily due to the additional costs associated with the increased volume of mortgage loan production in 2003 and Metavante’s increase in these expenses.

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

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization and software write-offs resulted in an increase in other noninterest expense and accounted for approximately $9.3 million of the total increase in other operating expense in 2003 compared to 2002. As a result of a change in product strategies, Metavante determined that certain purchased and internally developed software will no longer be used and such software was written off in 2003. Total capitalized software costs written off as a result of these decisions, amounted to $22.8 million and is included in other noninterest expense in 2003.

Income Tax Provision

The provision for income taxes was $317.9 million in 2004, $214.3 million in 2003, and $238.3 million in 2002. The effective tax rate in 2004 was 33.6% compared to 28.3% in 2003 and 33.2% in 2002.

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

Liquidity and Capital Resources

Shareholders’ equity was $3.89 billion or 9.6% of total consolidated assets at December 31, 2004, compared to $3.33 billion or 9.7% of total consolidated assets at December 31, 2003. The increase at December 31, 2004 was primarily due to earnings net of dividends paid.

During the third quarter of 2004, the Corporation and M&I Capital Trust B issued 16,000,000 units of Common SPACESSM that resulted in net proceeds to the Corporation of approximately $389.2 million. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008.

On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation’s common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation currently estimates that it will issue approximately 8.7 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts. Before issuance of the common shares upon settlement of the stock purchase contracts, the stock purchase contracts will be reflected in diluted earnings per share calculations using the treasury stock method. Under the treasury stock method, the Corporation expects there will be some dilutive effect on earnings per share for periods when the average market price of the Corporation’s common stock for the reporting period is above $46.28 and that there could be some dilutive effect on earnings per share for periods when the average market price of the Corporation’s common stock for the reporting period is above the average market price of the Corporation’s common stock for the twenty trading days ending on the third trading day immediately preceding the end of the reporting period. There was no dilutive effect on earnings per share in any interim period or for the year ended December 31, 2004.

The Common SPACES qualify as “Tier 1” capital for regulatory capital purposes.

Holders of the STACKS are entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract. The Corporation recognized the present value of the quarterly contract payments under the stock purchase contract as a liability with an offsetting reduction in shareholders’ equity. That liability along with the allocated portion of the fees and expenses incurred for the offering of Common SPACES resulted in a reduction in shareholders’ equity of $34.0 million.

During 2004, the Corporation issued 3.6 million shares of its common stock in a public offering that resulted in net proceeds to the Corporation of approximately $149.9 million.

The proceeds from these issuances together with proceeds from the issuance of $600 million of senior notes were used for general corporate purposes, including maintaining capital at desired levels and providing long-term financing for the acquisitions completed by Metavante in 2004.

At December 31, 2004, the net gain in accumulated other comprehensive income amounted to $23.3 million which represents a positive change in accumulated other comprehensive income of $20.6 million since December 31, 2003. Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of $31.1 million at December 31, 2004, compared to a net gain of $41.8 million at December 31, 2003, resulting in a net loss of $10.7 million over the twelve month period. The unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges declined $31.3 million since December 31, 2003, resulting in the net increase in shareholders’ equity. The change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges since December 31, 2003 reflects in part the termination of certain interest rate swaps associated with the debt retirement in 2004.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. During 2004, 2.3 million common shares were acquired at an aggregate cost of $88.5 million or an average price of $38.98 per common share. During 2003 and 2002, the Corporation repurchased 6.0 million and 5.1 million shares at an aggregate cost of $210.9 million and $159.3 million, respectively. As a result of the Metavante acquisitions, the Corporation does not expect that it will acquire common shares under the Stock Repurchase Program in the near term.

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

The Corporation’s most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $5.4 billion at December 31, 2004, represent a highly accessible source of liquidity. The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.7 billion at December 31, 2004, provides liquidity from maturities and interest payments. The Corporation’s mortgage loans held for sale provide additional liquidity. These loans represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $16.3 billion in 2004. The Corporation’s banking affiliates may also access the Federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits, which averaged $6.1 billion in 2004, are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s banking affiliates to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

M&I Bank has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. As shown and discussed in Note 14 in the Notes to the Consolidated Financial Statements, longer-term bank notes outstanding at December 31, 2004, amounted to $3.1 billion of which $0.9 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity for M&I. M&I has filed a number of shelf registration statements that are intended to permit M&I to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

During the second quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. On July 29, 2004, the Corporation issued $600 million of senior notes and $400 million of Common SPACESSM under the shelf registration statement. During 2004, the Corporation issued 3.6 million shares of its common stock under the shelf registration statement in a public offering that resulted in gross proceeds to the Corporation of $150.0 million. At December 31, 2004, approximately $1.45 billion was available under the shelf registration statement for future securities issuances.

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue up to 6.0 million shares of its common stock which may be offered and issued from time to time in connection with the acquisition by M&I, Metavante and/or other consolidated subsidiaries of businesses that the Corporation determines to be to its advantage as they become available. At December 31, 2004, 6.0 million shares of common stock were available under the shelf registration statement for future issuances.

Under another shelf registration statement, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At December 31,

2004, no Series F notes had been issued. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At December 31, 2004, MiNotes issued amounted to $0.2 billion. Additionally, the Corporation has a commercial paper program. At December 31, 2004, commercial paper outstanding amounted to $0.3 billion.

Contractual Obligations

The following table summarizes the Corporation’s more significant contractual obligations at December 31, 2004. Excluded from the following table are a number of obligations to be settled in cash. These items are reflected in the Corporation’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument.

			Payments Due by Period ($ in millions)
Contractual Obligations	Note Ref		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Certificate of Deposit and Other Time Deposit Obligations	(a	)	$11,458,668	$8,199,804	$2,234,469	$1,024,395	$—
Short-term Debt Obligations	(b	)	1,934,240	1,934,240	—	—	—
Long-term Debt Obligations	(c	)	8,669,928	1,845,620	2,421,287	1,298,756	3,104,265
Capital Lease Obligations			4,088	2,363	1,725	—	—
Minimum Operating Lease Obligations			155,729	39,297	50,749	28,857	36,826
Obligations to Purchase Foreign Currencies	(d	)	487,656	484,876	2,780	—	—
Purchase Obligations - Facilities (Additions, Repairs and Maintenance)			21,859	21,586	245	28	—
Purchase Obligations - Technology			77,544	52,617	24,691	236	—
Purchase Obligations - Other			7,517	4,996	2,521	—	—
Other Obligations:
Unfunded Investment Obligations	(e	)	506	208	245	53	—
Acquisition Obligations	(f	)	—	—	—	—	—
Wholesale Loan Purchase Obligations	(g	)	800,000	400,000	400,000	—	—
Defined Contribution Pension Obligations	(h	)	53,789	53,789	—	—	—
Health and Welfare Benefits	(i	)	—	—	—	—	—
Postretirement Benefit Obligations	(i	)	7,000	7,000	—	—	—

Total			$23,678,524	$13,046,396	$5,138,712	$2,352,325	$3,141,091

Notes:

In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on certificate of deposit and other time deposit obligations and short-term debt obligations were excluded from amounts reported, as the potential cash outflows would have corresponding cash inflows from interest-bearing assets. The same, although to a lesser extent, is the case with respect to interest charges on long-term debt obligations. As long-term debt obligations may be used for purposes other than to fund interest-bearing assets, an estimate of interest charges is included in the amounts reported.

(a)	Certain retail certificates of deposit and other time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. Brokered certificates of deposits may be redeemed early upon the death or adjudication of incompetency of the holder.

(b)	See Note 13 in Notes to Consolidated Financial Statements for a description of the Corporation’s various short-term borrowings. Many short-term borrowings such as Federal funds purchased and security repurchase agreements and commercial paper are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash.

(c)

See Note 14 in Notes to Consolidated Financial Statements for a description of the Corporation’s various long-term borrowings. The amounts shown in the table includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon rates in effect at December 31, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(d)	See Note 20 in Notes to Consolidated Financial Statements for a description of the Corporation’s foreign exchange activities. The Corporation generally matches commitments to deliver foreign currencies with obligations to purchase foreign currencies which minimizes the immediate need for cash.

(e)	The Corporation also has unfunded obligations for certain investments in investment funds and obligations to purchase when-issued securities. Under the obligations for certain investments in investment funds the Corporation could be required to invest an additional $53.7 million if the investment funds identify and commit to invest in additional qualifying investments. The investment funds have limited lives and defined periods for investing in new qualifying investments or providing additional funds to existing investments. As a result, the timing and amount of the funding requirements for these obligations are uncertain and could expire with no additional funding requirements.

(f)	Does not include contingent consideration. See Note 4 in Notes to Consolidated Financial Statements.

(g)	Represents an estimate of the minimum purchase obligation amount. The obligation to sell is on a best-efforts basis and may result in no purchases or more purchases than shown in the table in any given period. In addition, the actual purchase price will be determined at the time of purchase.

(h)	See Note 18 in Notes to Consolidated Financial Statements for a description of the Corporation’s defined contribution program. The amount shown represents the unfunded contribution for the year ended December 31, 2004.

(i)	The health and welfare benefit plans are periodically funded throughout each plan year with participant contributions and the Corporation’s portion of benefits expected to be paid.

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

During the third quarter of 2004, the Corporation and M&I Capital Trust B issued 16,000,000 units of Common SPACESSM that resulted in net proceeds to the Corporation of approximately $389.2 million. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008.

On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation’s common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation currently estimates that it will issue approximately 8.7 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts.

Holders of the STACKS are entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract. The Corporation recognized the present value of the quarterly contract payments under the stock purchase contract as a liability with an offsetting reduction in shareholders’ equity. That liability along with the allocated portion of the fees and expenses incurred for the offering of Common SPACES resulted in a reduction in shareholders’ equity of $34.0 million.

Also at December 31, 2004, the Corporation did not hold any material variable interests in entities that provide it liquidity, market risk or credit risk support, or engage in leasing, hedging or research and development services with the Corporation. As described in Notes 2 and 14 in Notes to Consolidated Financial Statements, the Corporation holds all of the common interest in M&I Capital Trust A and M&I Capital Trust B which issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation. As a result of adopting FIN 46R, the Corporation deconsolidated M&I Capital Trust A at December 31, 2003 and does not consolidate M&I Capital Trust B.

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

Specific Reserve. The Corporation’s internal risk rating system is used to identify loans and leases that meet the criteria as being “impaired” under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. Subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans. This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.

Collective Loan Impairment. This component of the allowance for loan and lease losses is comprised of two elements. First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size that have been excluded from the specific reserve allocation previously discussed. The Corporation segments the pools by type of loan or lease and, using historical loss information, estimates a loss reserve for each pool.

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses. The internal risk rating system is used to identify those loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management. The specific loans mentioned earlier are excluded from this analysis. Based on management’s judgment, reserve ranges are allocated to industry segments due to environmental conditions unique to the measurement period. Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition. Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at December 31, 2004:

In general, the Corporation’s borrowing customers appear to have successfully managed their businesses through the slower economic conditions, the economy is improving and the Corporation’s customer base is beginning to see some signs of increased business activity. Management continues to be concerned that the long-term impact of the previous recession may still provide some unanticipated losses within the loan and lease portfolio.

At December 31, 2004, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation and the airline industries. The majority of the commercial charge-offs incurred during the past two years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the economic slowdown. Reduced revenues causing a declining utilization of the industry’s capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly.

During the fourth quarter of 2004, the Corporation’s commitments to Shared National Credits were approximately $2.5 billion with usage averaging around 38%. Many of the Corporation’s largest charge-offs have come from the Shared National Credit portfolio. Approximately $3.1 million of the net charge-offs in 2003 related to Shared National Credits. Although these factors result in an increased risk profile, as of December 31, 2004, there were no Shared National Credit nonperforming loans. The Corporation’s exposure to Shared National Credits is monitored closely given this lending group’s loss experience.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The acquisitions in Minnesota and Missouri continue to represent relatively new geographic regions for the Corporation. Each of these regions has cultural and environmental factors that are unique to them. The uncertainty regarding the inherent losses in their respective loan portfolios continue to present increased risks which have been mitigated by the implementation of the Corporation’s credit underwriting and monitoring processes. At December 31, 2004, total nonperforming loans and leases as a percent of total loans and leases for the Minnesota and Missouri regions combined was somewhat higher than nonperforming loans and leases as a percent of total loans and leases for the other regions and the consolidated total.

At December 31, 2004, nonperforming loans and leases amounted to $132.4 million or 0.45% of consolidated loans and leases compared to $172.8 million or 0.69% at December 31, 2003 and $194.5 million or 0.81% at December 31, 2002. Nonperforming loans have declined in each of the past seven consecutive quarters. Nonaccrual loans decreased $38.7 million or 23.2% at year-end 2004 compared to year-end 2003. The net decrease was primarily due to reductions and positive resolutions in several portfolio segments and across all loan types.

Net charge-offs amounted to $29.4 million or 0.11% of average loans and leases in 2004 compared to $51.8 million or 0.21% of average loans and leases in 2003 and $44.0 million or 0.21% of average loans and leases in 2002. Included in net charge-offs for 2003 was a $19.0 million charge-off related to the carrying value of lease obligations for airplanes leased to Midwest Airlines, Inc.

During the past three-year period, net charge-offs have remained in a narrow range of approximately 20 basis points, which is somewhat higher than historical levels. Net charge-offs in 2004 were better than management had expected and to some extent reflect a higher than normal level of recoveries. It is uncertain whether the higher than normal level of recoveries will continue.

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

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $358.1 million or 1.21% of loans and leases outstanding at December 31, 2004. The allowance for loan and lease losses was $349.6 million or 1.39% of loans and leases outstanding at December 31, 2003. Consistent with the improvement in credit quality trends noted above, the provision for loan and lease losses amounted to $38.0 million in 2004. By comparison, the provision for loan and lease losses amounted to $63.0 million and $74.4 million in 2003 and 2002, respectively. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

Capitalized Software and Conversion Costs

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the years ended December 31, 2004 and 2003, the amount of software costs capitalized amounted to $38.1 million and $54.1 million, respectively. Amortization expense of software costs amounted to $50.4 million and $43.8 million for the years ended December 31, 2004 and 2003, respectively.

During 2004, Metavante determined that certain products had limited growth potential. As a result of strategic product reviews and the results of net realizable tests on these products, Metavante determined that the capitalized software and other assets associated with the products were impaired. Total capitalized software costs written off amounted to $8.7 million and is included in other noninterest expense in 2004.

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

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or buyout fees in case of early termination. For the years ended December 31, 2004 and 2003, the amount of conversion costs capitalized amounted to $9.4 million and $11.7 million, respectively. Amortization expense of conversion costs amounted to $13.5 million and $17.0 million for the years ended December 31, 2004 and 2003, respectively.

Net unamortized costs, which are included in Accrued Interest and Other Assets in the Consolidated Balance Sheets, at December 31, were ($ in millions):

	2004	2003
Software	$161.1	$133.6
Conversions	26.5	30.7

Total	$187.6	$164.3

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

In December 2003, the Corporation adopted Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities (revised December 2003). This interpretation addresses consolidation by business enterprises of variable interest entities. Under current practice, entities generally have been included in consolidated financial statements because they are controlled through voting interests. This interpretation explains how to identify variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Transferors to QSPEs and “grandfathered” QSPEs subject to the reporting requirements of SFAS 140 are outside the scope of FIN 46R and do not consolidate those entities. FIN 46R also requires certain disclosures by the primary beneficiary of a variable interest entity or an entity that holds a significant variable interest in a variable interest entity.

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

During 2003, the Corporation recognized impairment losses of $4.1 million that is included in net investment securities gains (losses) in the Consolidated Statements of Income. The impairment was a result of the differences between actual prepayments and credit losses experienced compared to the expected prepayments and credit losses used in measuring the initial retained interests. The impairments on the retained interests, held in the form of interest-only strips, were deemed to be other than temporary. No impairment losses were recognized in 2004.

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $1,003.0 million and $1,050.4 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the carrying amount of retained interests amounted to $42.2 million and $42.0 million, respectively.

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote QSPE whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Corporation provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Corporation acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as free-standing derivative financial instruments in the Corporation’s Consolidated Balance Sheet.

At December 31, 2004, highly rated investment securities in the amount of $280.2 million were outstanding in the QSPE to support the outstanding commercial paper.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios — a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2004:

Hypothetical Change in Interest Rates	Impact to 2005 Pretax Income
100 basis point gradual rise in rates	-0.1%
100 basis point gradual decline in rates	0.2%

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of December 31, 2004 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I’s Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At December 31, 2004 the carrying value of total active capital markets investments amounted to approximately $68.3 million.

At December 31, 2004 M&I Trust Services administered $75.9 billion in assets and directly managed $18.3 billion in assets. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Consolidated Balance Sheets

December 31 ($000’s except share data)

	2004	2003
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$838,668	$810,088
Federal Funds Sold and Security Resale Agreements	72,515	44,076
Money Market Funds	76,955	57,462

Total Cash and Cash Equivalents	988,138	911,626
Investment Securities:
Trading Securities, at Market Value	18,418	16,197
Interest Bearing Deposits at Other Banks	23,105	45,551
Available for Sale, at Market Value	5,358,999	4,786,446
Held to Maturity, Market Value $765,101 ($873,949 in 2003)	726,386	820,886

Total Investment Securities	6,126,908	5,669,080
Loans Held for Sale	81,662	34,623

Loans and Leases:
Loans and Leases, Net of Unearned Income of $85,025 ($88,039 in 2003)	29,455,110	25,150,317
Less: Allowance for Loan and Lease Losses	358,110	349,561

Net Loans and Leases	29,097,000	24,800,756
Premises and Equipment, Net	467,225	438,485
Goodwill and Other Intangibles	2,126,433	1,104,552
Accrued Interest and Other Assets	1,550,036	1,413,521

Total Assets	$40,437,402	$34,372,643

Liabilities and Shareholders’ Equity
Deposits:
Noninterest Bearing	$4,888,426	$4,715,283
Interest Bearing	21,566,661	17,554,822

Total Deposits	26,455,087	22,270,105
Short-term Borrowings	3,530,036	4,933,001
Accrued Expenses and Other Liabilities	1,535,866	1,106,221
Long-term Borrowings	5,026,599	2,734,623

Total Liabilities	36,547,588	31,043,950
Shareholders’ Equity:
Series A Convertible Preferred Stock, $1.00 par value, 2,000,000 Shares Authorized	—	—
Common Stock, $1.00 par value, 700,000,000 Shares Authorized; 244,432,222 Shares Issued (240,832,522 Shares in 2003)	244,432	240,833
Additional Paid-in Capital	671,815	564,269
Retained Earnings	3,508,477	3,061,246
Accumulated Other Comprehensive Income, Net of Related Taxes	23,338	2,694
Less: Treasury Stock, at Cost: 17,091,528 Shares (17,606,489 in 2003)	518,231	513,562
Deferred Compensation	40,017	26,787

Total Shareholders’ Equity	3,889,814	3,328,693

Total Liabilities and Shareholders’ Equity	$40,437,402	$34,372,643

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

Years ended December 31 ($000’s except share data)

	2004	2003	2002
Interest Income
Loans and Leases	$1,404,189	$1,304,060	$1,297,166
Investment Securities:
Taxable	200,107	165,075	198,037
Exempt from Federal Income Taxes	58,826	57,968	60,637
Trading Securities	271	258	328
Short-term Investments	2,397	2,559	11,168

Total Interest Income	1,665,790	1,529,920	1,567,336

Interest Expense
Deposits	276,102	228,216	283,385
Short-term Borrowings	61,256	81,070	150,310
Long-term Borrowings	196,440	163,348	127,343

Total Interest Expense	533,798	472,634	561,038

Net Interest Income	1,131,992	1,057,286	1,006,298
Provision for Loan and Lease Losses	37,963	62,993	74,416

Net Interest Income After Provision for Loan and Lease Losses	1,094,029	994,293	931,882

Other Income
Data Processing Services	891,005	657,827	601,500
Item Processing	43,148	42,814	39,078
Trust Services	150,917	126,759	120,586
Service Charges on Deposits	99,772	102,528	100,796
Gains on Sale of Mortgage Loans	27,171	54,143	39,711
Other Mortgage Banking Revenue	7,925	16,109	15,502
Net Investment Securities Gains (Losses)	35,352	21,572	(6,271)
Life Insurance Revenue	27,254	30,507	29,783
Other	163,951	163,542	142,003

Total Other Income	1,446,495	1,215,801	1,082,688

Other Expense
Salaries and Employee Benefits	887,279	797,518	745,518
Net Occupancy	77,209	67,626	74,706
Equipment	115,650	111,354	116,806
Software Expenses	50,021	44,747	44,210
Processing Charges	52,239	48,295	39,316
Supplies and Printing	23,581	22,118	20,131
Professional Services	43,763	44,429	38,441
Shipping and Handling	67,772	51,765	45,669
Amortization of Intangibles	27,852	23,785	25,134
Other	250,192	240,070	146,047

Total Other Expense	1,595,558	1,451,707	1,295,978

Income Before Income Taxes	944,966	758,387	718,592
Provision for Income Taxes	317,880	214,282	238,265

Net Income	$627,086	$544,105	$480,327

Net Income Per Common Share
Basic	$2.81	$2.41	$2.24
Diluted	2.77	2.38	2.16

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years ended December 31 ($000’s)

	2004	2003	2002
Cash Flows From Operating Activities:
Net Income	$627,086	$544,105	$480,327
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	195,223	200,085	91,050
Provision for Loan and Lease Losses	37,963	62,993	74,416
Gains on Sales of Assets	(32,502)	(45,507)	(75,147)
Proceeds from Sales of Trading Securities and Loans Held for Sale	7,721,503	11,637,141	7,079,263
Purchases of Trading Securities and Loans Held for Sale	(7,513,518)	(11,240,640)	(6,822,322)
Other	(28,322)	(124,609)	110,225

Total Adjustments	380,347	489,463	457,485

Net Cash Provided by Operating Activities	1,007,433	1,033,568	937,812

Cash Flows From Investing Activities:
Proceeds from Sales of Securities Available for Sale	12,467	41,838	317,201
Proceeds from Maturities of Securities Available for Sale	1,265,998	2,840,754	2,181,391
Proceeds from Maturities of Securities Held to Maturity	94,907	122,856	144,296
Purchases of Securities Available for Sale	(1,775,775)	(3,449,841)	(2,936,885)
Purchases of Securities Held to Maturity	—	(1,000)	(631)
Net Increase in Loans	(4,571,125)	(1,857,480)	(2,760,170)
Purchases of Assets to be Leased	(215,578)	(243,955)	(182,874)
Principal Payments on Lease Receivables	291,608	450,224	456,124
Purchases of Premises and Equipment, Net	(80,428)	(62,125)	(52,611)
Acquisitions, Net of Cash and Cash Equivalents Acquired	(1,012,100)	(29,395)	(153,443)
Other	25,142	18,002	8,878

Net Cash Used in Investing Activities	(5,964,884)	(2,170,122)	(2,978,724)

Cash Flows From Financing Activities:
Net Increase in Deposits	4,200,843	1,886,561	1,370,143
Proceeds from Issuance of Commercial Paper	6,442,232	7,790,467	7,050,671
Principal Payments on Commercial Paper	(6,534,320)	(7,737,360)	(7,069,509)
Net Decrease in Other Short-term Borrowings	(1,584,827)	(842,636)	(765,214)
Proceeds from Issuance of Long-term Borrowings	3,040,500	1,278,629	1,888,623
Payment of Long-term Borrowings	(455,829)	(1,164,025)	(564,151)
Dividends Paid	(179,855)	(158,007)	(136,955)
Purchases of Common Stock	(98,385)	(201,044)	(165,116)
Proceeds from the Issuance of Common Stock	206,666	49,063	15,187
Other	(3,062)	—	—

Net Cash Provided by Financing Activities	5,033,963	901,648	1,623,679

Net Increase (Decrease) in Cash and Cash Equivalents	76,512	(234,906)	(417,233)
Cash and Cash Equivalents, Beginning of Year	911,626	1,146,532	1,563,765

Cash and Cash Equivalents, End of Year	$988,138	$911,626	$1,146,532

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$506,773	$500,698	$564,475
Income Taxes	283,588	297,143	216,026

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income
Balance, December 31, 2001		$336	$117,302	$698,289	$2,331,776	$(673,494)	$(21,841)	$40,600
Comprehensive Income:
Net Income	$480,327	—	—	—	480,327	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $2,850	(5,265)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $233	(434)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(5,699)	—	—	—	—	—	—	(5,699)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $64,325	(119,462)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $21,611	40,134	—	—	—	—	—	—	—

Net Gains (Losses)	(79,328)	—	—	—	—	—	—	(79,328)

Other Comprehensive Income	(85,027)	—	—	—	—	—	—	—

Comprehensive Income	$395,300	—	—	—	—	—	—	—

Issuance of 11,365,723 Common and Treasury Common Shares in the 2002 Business Combinations		—	3,115	197,114	—	215,852	—	—
2 for 1 Stock Split Effective in the Form of a 100% Stock Dividend		—	120,416	(120,416)	—	—	—	—
Issuance of 7,688,456 Treasury Common Shares on Conversion of 336,370 Preferred Shares		(336)	—	(200,717)	—	201,053	—	—
Issuance of 1,334,056 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(10,523)	—	34,463	(1,331)	—
Acquisition of 5,167,660 Common Shares		—	—	(151)	—	(159,752)	479	—
Dividends Declared on Preferred Stock—$14.29 Per Share		—	—	—	(4,806)	—	—	—
Dividends Declared on Common Stock—$0.625 Per Share		—	—	—	(132,149)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	523	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	5,976	—	—	—	—
Other		—	—	(410)	—	—	—	—

Balance, December 31, 2002		$—	$240,833	$569,162	$2,675,148	$(381,878)	$(22,170)	$(44,427)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income
Balance, December 31, 2002		$—	$240,833	$569,162	$2,675,148	$(381,878)	$(22,170)	$(44,427)
Comprehensive Income:
Net Income	$544,105	—	—	—	544,105	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $6,489	(12,016)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $2,008	(3,729)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(15,745)	—	—	—	—	—	—	(15,745)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $3,635	(6,748)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $37,485	69,614	—	—	—	—	—	—	—

Net Gains (Losses)	62,866	—	—	—	—	—	—	62,866

Other Comprehensive Income	47,121	—	—	—	—	—	—	—

Comprehensive Income	$591,226	—	—	—	—	—	—	—

Issuance of 2,989,875 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(16,396)	—	79,908	(5,589)	—
Acquisition of 5,996,799 Common Shares		—	—	(112)	—	(211,592)	612	—
Dividends Declared on Common Stock—$0.700 Per Share		—	—	—	(158,007)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	360	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	11,905	—	—	—	—
Other		—	—	(290)	—	—	—	—

Balance, December 31, 2003		$—	$240,833	$564,269	$3,061,246	$(513,562)	$(26,787)	$2,694

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income
Balance, December 31, 2003		$—	$240,833	$564,269	$3,061,246	$(513,562)	$(26,787)	$2,694
Comprehensive Income:
Net Income	$627,086	—	—	—	627,086	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $5,692	(10,476)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $139	(258)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(10,734)	—	—	—	—	—	—	(10,734)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $5,821	10,810	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $11,075	20,568	—	—	—	—	—	—	—

Net Gains (Losses)	31,378	—	—	—	—	—	—	31,378

Other Comprehensive Income	20,644	—	—	—	—	—	—	—

Comprehensive Income	$647,730	—	—	—	—	—	—	—

Issuance of 3,599,700 Common Shares		—	3,599	146,300	—	—	—	—
Present Value of Stock Purchase Contract and Allocated Fees and Expenses for Common SPACESSM		—	—	(34,039)	—	—	—	—
Issuance of 2,825,014 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(20,466)	—	85,342	(7,167)	—
Acquisition of 2,310,053 Common Shares		—	—	(41)	—	(90,011)	197	—
Dividends Declared on Common Stock—$0.810 Per Share		—	—	—	(179,855)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(6,260)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	16,064	—	—	—	—
Other		—	—	(272)	—	—	—	—

Balance, December 31, 2004		$—	$244,432	$671,815	$3,508,477	$(518,231)	$(40,017)	$23,338

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a bank holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers are provided through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), which is headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one state chartered bank headquartered in St. Louis, Missouri, and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota and St. Louis, Missouri metropolitan areas, Belleville, Illinois, Las Vegas, Nevada and Naples and Bonita Springs, Florida, as well as on the Internet. Financial and data processing services and software sales are provided through the Corporation’s subsidiary Metavante Corporation (“Metavante”) and its nonbank subsidiaries primarily to financial institutions throughout the United States. Other financial services provided by M&I include: personal property lease financing to consumer and commercial customers; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, North Carolina, Nevada and Illinois; and brokerage and insurance services.

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

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization facilities. These facilities are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Certain amounts in the 2003 and 2002 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

Cash and cash equivalents—For purposes of the Consolidated Financial Statements, the Corporation defines cash and cash equivalents as short-term investments, which have an original maturity of three months or less and are readily convertible into cash.

Securities—Securities, when purchased, are designated as Trading, Investment Securities Held to Maturity, or Investment Securities Available for Sale and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold.

Trading Securities are carried at fair value, with adjustments to the carrying value reflected in the Consolidated Statements of Income. Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Corporation designates investment securities as held to maturity only when it has the positive intent and ability to hold them to maturity. All other securities are classified as Investment Securities Available for Sale and are carried at fair value with fair value adjustments net of the related income tax effects reported as a component of Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

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

Loan servicing—Fees related to the servicing of mortgage loans are recorded as income when payments are received from mortgagors. Fees related to the servicing of other loans are recorded as income when earned. The Corporation recognizes as separate assets rights to service loans when the loans are originated and sold with servicing retained, unless the contractual servicing fee is deemed to be adequate compensation. Since most residential loans have been sold with servicing released, loan servicing rights were not significant at December 31, 2004 or 2003.

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

December 31, 2004, 2003, and 2002 ($000’s except share data)

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

Premises and equipment—Land is recorded at cost. Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 10 to 50 years for buildings and 3 to 10 years for equipment. Long-lived assets which are impaired are carried at fair value and long-lived assets to be disposed of are carried at the lower of the carrying amount or fair value less cost to sell. Maintenance and repairs are charged to expense and betterments are capitalized.

Other real estate owned—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts. Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 2004 and 2003, total other real estate owned amounted to $8,056 and $13,235, respectively.

Data processing services—Data processing and related revenues are recognized as services are performed based on amounts billable under the contracts. Processing services performed that have not been billed to customers are accrued. Revenue includes shipping and handling costs associated with such income producing activities.

Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period. Service revenues from training and consulting are recognized when the services are performed. Conversion revenues associated with the conversion of customers’ processing systems to Metavante’s processing systems are deferred and amortized over the period of the related processing contract, which on average is approximately five years. Deferred revenues, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets, amounted to $97,434 and $48,620 at December 31, 2004 and 2003, respectively.

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

Net unamortized costs, which are included in Accrued Interest and Other Assets in the Consolidated Balance Sheets, at December 31 were:

	2004	2003
Software	$161,078	$133,602
Conversions	26,524	30,678

Total	$187,602	$164,280

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Amortization expense, which includes software write-downs, was $72,527, $82,076 and $53,507, for 2004, 2003 and 2002, respectively. During 2004, Metavante determined that certain products had limited growth potential. Based on strategic product reviews and the results of net realizable tests performed on these products, it was determined that the capitalized software and other assets associated with those products were impaired. Total capitalized software costs written off amounted to $8,662 for the year ended December 31, 2004. As a result of a shift in product strategy, Metavante determined that certain internally developed software would no longer be used and wrote-off $21,236 of such software in 2003. There were no significant write-downs or impairment charges in 2002.

Goodwill and other intangibles—Goodwill arising from business combinations ceased to be amortized on January 1, 2002 upon the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.

The Corporation annually tests goodwill for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. For purposes of the test, the Corporation’s reporting units are the operating segments as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. See Note 11 for additional information.

Identifiable intangibles arising from purchase acquisitions with a finite useful life are amortized over their useful lives and consist of core deposit intangibles, contract rights, tradenames and customer lists.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2004, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

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

December 31, 2004, 2003, and 2002 ($000’s except share data)

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

New accounting pronouncements—In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces FASB statement No.123, Accounting for Stock-Based Compensation (“SFAS 123”), and supercedes Accounting Principles Board Opinion No. 25 (“APBO 25”), Accounting for Stock Issued to Employees. Statement 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) also provides guidance on measuring the fair value of share-based payment awards. The Corporation will be required to adopt Statement 123(R) beginning in the third quarter of 2005.

As permitted under SFAS 123, the Corporation elected to measure and account for share-based compensation cost using the intrinsic value based method of accounting prescribed in APBO 25 and provide the required pro forma disclosures. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

The largest differences between SFAS 123(R) and APBO 25 as it relates to the Corporation is the amount of compensation cost attributable to the Corporation’s fixed stock option plans and employee stock purchase plan (“ESPP”). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123(R) compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount and the plan meets the definition of a qualified plan of the Internal Revenue Code and meets the requirements of APBO 25. Under SFAS 123(R) the Corporation’s ESPP is compensatory because the plan has a provision that establishes the purchase price as an amount based on the lesser of the Corporation’s common stock price at date of grant or at date of purchase. SFAS 123(R) compensation cost would be approximately equal to the initial discount (15% of beginning of plan period price per share) plus the value of a one year call option on 85% of a share of common stock for each share purchased.

In contemplation of the adoption of SFAS 123(R) the Corporation, with the assistance of an independent valuation firm, reviewed the various permitted methods of determining the estimated fair value of its fixed stock option plans and concluded that a form of lattice stock option pricing model produces the most representative estimate of fair value for its fixed stock option plans. For purposes of providing the required pro forma disclosures under SFAS 123 and recording compensation cost under SFAS 123(R), all fixed stock options granted after September 30, 2004 were valued using the form of lattice stock option pricing model. Fixed stock options granted before September 30, 2004 were valued using a Black-Scholes closed form option-pricing model.

The Corporation has not yet determined if it will elect the Modified Retrospective Application which would result in adjustments to financial statements for all prior periods for which SFAS 123 was effective to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994. Such adjustments must be on a basis consistent with the pro forma disclosures previously provided.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

See Note 17, Stock Option, Restricted Stock and Employee Stock Purchase Plans, for a description of the Corporation’s plans and the pro forma effect of the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994.

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“Issue 03-1”). Issue 03-1 provides guidance that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent.

The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied to other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB voted unanimously to defer the effective date of certain paragraphs of Issue 03-1 which effectively deferred application of Issue 03-1’s guidance on how to evaluate and recognize an impairment loss that is other than temporary which includes debt securities that are impaired solely because of interest rate and/or sector spread increases.

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

As shown in Note 6, at December 31, 2004 the Corporation had gross unrealized losses associated with its investment securities portfolios of $16.0 million. Of that amount, $12.3 million has been in a continuous unrealized loss position for less than twelve months. The Corporation believes that the unrealized losses are predominantly the result of increases in market interest rates and it is probable that the Corporation will collect all amounts due according to the contractual terms of the investment securities.

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

December 31, 2004, 2003, and 2002 ($000’s except share data)

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

3. Earnings Per Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per share computations (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2004
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$627,086
Convertible preferred dividends	—

Basic earnings per share:
Income available to common shareholders	627,086	222,801	$2.81

Effect of dilutive securities:
Convertible preferred stock	—	—
Stock option, restricted stock and performance plans	—	3,750

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$627,086	226,551	$2.77

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

	Year Ended December 31, 2003
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$544,105
Convertible preferred dividends	—

Basic earnings per share:
Income available to common shareholders	544,105	226,139	$2.41

Effect of dilutive securities:
Convertible preferred stock	—	—
Stock option, restricted stock and performance plans	—	2,146

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$544,105	228,285	$2.38

	Year Ended December 31, 2002
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Net income	$480,327
Convertible preferred dividends	(4,806)

Basic earnings per share:
Income available to common shareholders	475,521	212,618	$2.24

Effect of dilutive securities:
Convertible preferred stock	4,806	7,415
Stock option, restricted stock and performance plans	—	2,015

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$480,327	222,048	$2.16

Options to purchase shares of common stock not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, are as follows:

Year Ended December 31,	Price Range	Shares
2004	$39.910 — $44.200	3,474
2003	31.045 — 38.250	7,021
2002	29.700 — 33.938	6,411

4. Business Combinations

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2004:

On November 22, 2004, Metavante completed the acquisition of all of the outstanding common stock of VECTORsgi Holdings, Inc. (“VECTORsgi”). VECTORsgi, based in Addison, Texas, is a provider of banking transaction applications, including electronic check-image processing and image exchange, item processing, dispute resolution and e-commerce for financial institutions and corporations. It is expected that this acquisition will complement the recently completed acquisition of Advanced Financial Solutions, Inc. and its affiliated companies, as both companies specialize in providing electronic check-imaging technology. The aggregate cash purchase price for VECTORsgi was $100.0 million, with up to an additional $35.0 million to be paid based on meeting certain performance criteria. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $82.0 million. The estimated identifiable intangible asset to be amortized

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

(customer relationships) with an estimated useful life of 12 years amounted to $13.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On October 20, 2004, Metavante acquired all of the outstanding membership interests of NuEdge Systems LLC (“NuEdge”) for approximately $1.4 million in cash. NuEdge is engaged in the business of providing customer relationship management solutions for enterprise marketing automation. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 8 years amounted to $1.5 million.

On September 8, 2004, Metavante acquired certain assets of Response Data Corp. (“RDC”), for approximately $35.0 million in cash. RDC is a New Jersey-based provider of credit card balance transfer, bill pay and convenience check processing. It is expected that this acquisition will enable Metavante to expand its payment solutions product offerings by adding credit card balance transfer bill payment. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $26.8 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $6.4 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

On July 30, 2004, Metavante completed the acquisition of all of the outstanding common stock of the NYCE Corporation (“NYCE”), for $610.7 million in cash, subject to certain adjustments that may include a return of a portion of the purchase price based on certain future revenue measures. NYCE owns and operates one of the largest electronic funds transfer networks in the United States and provides debit card authorization processing services for automated teller machines (ATMs) and on-line and off-line signature based debit card transactions. It is expected that this acquisition will enable Metavante to expand its electronic funds transfer (EFT) business. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $454.7 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 15 years amounted to $172.1 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On July 1, 2004, Metavante completed the acquisition of all of the outstanding common stock of Advanced Financial Solutions, Inc. and its affiliated companies (collectively “AFS”), of Oklahoma City, Oklahoma for $141.7 million in cash. AFS is a provider of image-based payment, transaction and document software technologies. AFS also operates an electronic check-clearing network through one of its affiliates. It is expected that this acquisition will allow Metavante to expand its current product offerings in payment and transaction processing and image related services, provide the technology and expertise to help banks facilitate the necessary change to comply with the Check Clearing for the 21st Century Act (known as Check 21) and capture another leg in the payments segment-electronic check image exchange. Additional contingent consideration may be paid based on the attainment of certain performance objectives each year, beginning on the date of closing and ending December 31, 2004, and each year thereafter through 2007. Contingent payments, if made, would be reflected as adjustments to goodwill. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $105.1 million. The estimated identifiable intangible assets to be amortized (customer relationships and non-compete agreements) with an estimated useful life of 12 years for customer relationships and 4 years for non-compete agreements, amounted to $21.5 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

On May 27, 2004, Metavante completed the purchase of certain assets and the assumption of certain liabilities of Kirchman Corporation (“Kirchman”), of Orlando, Florida for $157.4 million in cash, subject to certain adjustments. Kirchman is a provider of automation software and compliance services to the banking industry. The acquisition of Kirchman provides Metavante with core-processing software that financial institutions can run in-house, a solution that Metavante previously did not offer. Initial goodwill, subject to completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $155.4 million. The estimated identifiable intangible assets to be amortized (customer relationships and non-compete agreements) with an estimated useful life of 10 years for customer relationships and 5 years for non-compete agreements amounted to $15.8 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

There was no in-process research and development acquired in any of the acquisitions completed by Metavante for the year ended December 31, 2004.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

On January 1, 2004, the Banking segment completed the purchase of certain assets and the assumption of certain liabilities of AmerUs Home Lending, Inc. (“AmerUs”), an Iowa-based corporation engaged in the business of brokering and servicing mortgage and home equity loans for $15.0 million in cash. This acquisition enhances the Corporation’s wholesale lending activities by expanding its broker network. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $5.3 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 3 years amounted to $0.3 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2003:

In November 2003, Metavante acquired the assets of Printing For Systems, Inc., a Connecticut corporation engaged in the business of printing and delivery of identification cards and other documents for the healthcare insurance industry, including non-financial data processing and direct mail services in connection with such services. Metavante believes this acquisition leverages its financial technology servicing expertise into the healthcare insurance industry and demonstrates its commitment to supporting the growth in the market for electronic funds transfer and card solutions. The total cost of this acquisition was $25.0 million which was paid in cash. For three years beginning in 2004, additional contingent payments may be made each year if certain annual revenue and profitability targets are achieved subject to certain other conditions. The maximum total contingent consideration over the three-year contingency period is $25.0 million. Approximately $3.8 million of the aggregate purchase price paid has been placed in escrow to absorb contingencies adverse to Metavante. The contingency period is eighteen months. Contingent payments, if made or returned from escrow, will be reflected as an adjustment to goodwill. There was no in-process research and development acquired in this acquisition. The estimated identifiable intangible to be amortized (customer list) with an estimated life of 8.0 years amounted to $4.0 million. Initial goodwill amounted to $18.4 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

In May 2003, the Corporation’s Trust subsidiary entered into an agreement to purchase for cash certain segments of the employee benefit plan business of a national banking association located in Missouri. This acquisition enhances the Trust subsidiary’s presence in Missouri and complements the Missouri acquisition by the Banking segment in October 2002. The acquired segments will be transferred to the Corporation’s Trust subsidiary in accordance with an established conversion schedule that was completed in the first quarter of 2004. The total cost of this acquisition was $4.0 million. The total purchase price is further subject to additional payments up to $7.0 million contingent upon certain revenue targets achieved one year from the completion date of the acquisition. Contingent payments, if made, will be reflected as adjustments to goodwill. The identifiable intangible to be amortized (customer list) with an estimated life of 6.2 years amounted to $4.0 million. Goodwill recorded in this transaction was $0.7 million. The intangibles resulting from this transaction are deductible for tax purposes.

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2002:

On October 1, 2002, the Corporation acquired 100 percent of the outstanding common shares of Mississippi Valley Bancshares, Inc. (“Mississippi Valley”). Mississippi Valley, a bank holding company headquartered in St. Louis, Missouri consisted of three bank subsidiaries with eight offices located in St. Louis, Missouri; Belleville, Illinois; and Phoenix, Arizona and had total consolidated assets of $2.1 billion and total consolidated shareholders’ equity of $178.9 million at September 30, 2002. The Corporation believes that the merger presents a unique opportunity to expand its operations into the St. Louis, Missouri area and to expand its current operations in the Phoenix, Arizona area. The aggregate purchase price was $486.0 million including $255.2 million of cash and 8.25 million shares of common stock valued at $230.8 million based on the average price over the contractual pricing period. Identifiable intangibles to be amortized (core deposit and tradename) with a weighted average life of 8.5 years amounted to $72.7 million. Goodwill amounted to $285.0 million and was assigned to the Corporation’s banking segment. The goodwill and intangibles are not deductible for tax purposes. In January 2003, the Arizona bank subsidiary was merged into M&I Bank, and in November 2003, the Belleville bank subsidiary was merged into the St. Louis bank subsidiary.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

On March 1, 2002 the Corporation acquired 100 percent of the outstanding common stock of Richfield State Agency, Inc. (“Richfield”) and Century Bancshares, Inc. (“Century”), both Minnesota bank holding companies. Richfield and Century provide retail and commercial loan and deposit services. In addition, Richfield provided fiduciary and agency trust services. Richfield and Century serve customers within the Minneapolis, Minnesota metropolitan area. The Corporation believes that these mergers present a unique opportunity to expand its current operations in the Minneapolis, Minnesota metropolitan area. Richfield and Century had combined total consolidated assets of approximately $1.1 billion and combined total consolidated shareholders’ equity of $84.8 million at the time the mergers were consummated. The aggregate purchase price was $216.5 million including $29.9 million of cash and 6.2 million shares of common stock valued at $186.6 million based on the average price over their respective contractual pricing periods. Identifiable intangibles to be amortized (core deposit and trust customer) with a weighted average life of 6.1 years amounted to $24.1 million. Goodwill amounted to $132.6 million. Goodwill assigned to the Corporation’s banking segment amounted to $129.2 million and the remainder was assigned to the Corporation’s Trust reporting unit. The goodwill and intangibles resulting from each transaction are not deductible for tax purposes. In June 2002, the former bank subsidiaries of Richfield and Century were merged into M&I Bank.

In 2002, Metavante acquired the assets of the following three entities for a total cost of $20.6 million which was paid in cash:

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

5. Cash and Due from Banks

At December 31, 2004 and 2003, $106,911 and $46,762, respectively of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

6. Securities

The book and market values of selected securities at December 31 were:

	2004		2003
	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$4,147,593	$4,157,374	$3,856,069	$3,886,278
States and political subdivisions	479,326	504,027	274,968	299,321
Mortgage backed securities	151,061	150,658	147,868	149,990
Other	533,229	546,940	443,186	450,857

Total	$5,311,209	$5,358,999	$4,722,091	$4,786,446

Investment Securities Held to Maturity:
States and political subdivisions	$724,086	$762,801	$818,065	$871,128
Other	2,300	2,300	2,821	2,821

Total	$726,386	$765,101	$820,886	$873,949

The unrealized gains and losses of selected securities at December 31 were:

	2004		2003
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$23,654	$13,873	$42,337	$12,128
States and political subdivisions	26,023	1,322	24,882	529
Mortgage backed securities	227	630	2,122	—
Other	13,790	79	7,764	93

Total	$63,694	$15,904	$77,105	$12,750

Investment Securities Held to Maturity:
States and political subdivisions	$38,832	$117	$53,111	$48
Other	—	—	—	—

Total	$38,832	$117	$53,111	$48

The book value and market value of selected securities by contractual maturity at December 31, 2004 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within one year	$238,988	$242,324	$92,803	$94,080
From one through five years	3,669,974	3,676,434	212,216	223,619
From five through ten years	594,566	606,672	204,337	216,649
After ten years	807,681	833,569	217,030	230,753

Total	$5,311,209	$5,358,999	$726,386	$765,101

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2004 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$1,582,389	$10,726	$176,024	$3,147	$1,758,413	$13,873
State and political subdivisions	71,056	946	9,289	493	80,345	1,439
Mortgage backed securities	77,102	630	—	—	77,102	630
Other	—	—	1,802	79	1,802	79

Total	$1,730,547	$12,302	$187,115	$3,719	$1,917,662	$16,021

The Corporation believes that the unrealized losses in the investment securities portfolio resulted predominantly from increases in market interest rates and not from deterioration in the creditworthiness of the issuer.

The gross investment securities gains and losses, including Capital Markets Group transactions, amounted to $44,008 and $8,656 in 2004, $36,784 and $15,212 in 2003, and $7,746 and $14,017 in 2002, respectively. See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

Income tax (expense) or benefit related to net securities transactions amounted to $(12,373), $(7,543), and $2,195 in 2004, 2003, and 2002, respectively.

At December 31, 2004, securities with a value of approximately $1,476,480 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

7. Loans and Leases

Loans and leases at December 31 were:

	2004	2003
Commercial, financial and agricultural	$8,483,046	$7,104,844
Cash flow hedging instruments at fair value	(1,583)	5,830

Commercial, financial and agricultural	8,481,463	7,110,674
Real estate:
Construction	2,265,227	1,766,697
Residential mortgage	8,548,029	6,834,360
Commercial mortgage	8,164,099	7,149,149
Personal	1,540,024	1,747,738
Lease financing	537,930	576,322

Total loans and leases	$29,536,772	$25,184,940

Included in residential mortgages in the table previously presented are residential mortgage loans held for sale. Residential mortgage loans held for sale amounted to $67,897 and $34,623 at December 31, 2004 and 2003, respectively. At December 31, 2004 auto loans held for sale, which are included in personal loans in the table previously presented, amounted to $13,765.

The Corporation’s lending activities are concentrated primarily in the Midwest. Approximately 11% of its portfolio consists of loans granted to customers located in Arizona, 11% of the loans are to customers in Minnesota and 5% to customers located in Missouri. The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2004, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

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

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease. No residual impairment losses were incurred for the years ended December 31, 2004 and 2003. During 2002, the Corporation’s commercial leasing subsidiary recorded a residual impairment loss of $6,848.

An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 2004 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

Loans to directors and executive officers:

Balance, beginning of year	$125,042
New loans	360,307
Repayments	(324,200)

Balance, end of year	$161,149

8. Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows:

	2004	2003	2002
Balance, beginning of year	$349,561	$338,409	$268,198
Allowance of loans and leases acquired	27	—	39,813
Provision charged to expense	37,963	62,993	74,416
Charge-offs	(50,855)	(69,663)	(55,289)
Recoveries	21,414	17,822	11,271

Balance, end of year	$358,110	$349,561	$338,409

As of December 31, 2004 and 2003, nonaccrual loans and leases totaled $127,722 and $166,387, respectively.

At December 31, 2004 and 2003 the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows:

	2004		2003
	Recorded Invest- ment	Valuation Allow- ance	Recorded Invest- ment	Valuation Allow- ance
Total impaired loans and leases	$128,398		$166,665
Loans and leases excluded from individual evaluation	(54,481)		(66,912)

Impaired loans evaluated	$73,917		$99,753

Valuation allowance required	$54,862	$21,203	$32,021	$12,197
No valuation allowance required	19,055	—	67,732	—

Impaired loans evaluated	$73,917	$21,203	$99,753	$12,197

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct write-downs of $18,380 in 2004 and $23,529 in 2003 against the loan balances outstanding. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

The average recorded investment in total impaired loans and leases for the years ended December 31, 2004 and 2003 amounted to $145,598 and $194,281, respectively.

Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $6,591 in 2004, $7,841 in 2003 and $9,726 in 2002. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $10,047 in 2004, $12,378 in 2003 and $14,366 in 2002.

9. Variable Interest Entities and Financial Asset Sales

The Corporation sells indirect automobile loans to an unconsolidated multi-seller asset-backed commercial paper conduit or basic term facilities, in securitization transactions in accordance with SFAS 140. Servicing responsibilities and subordinated interests are retained. The Corporation receives annual servicing fees based on the loan balances outstanding and rights to future cash flows arising after investors in the securitization trusts have received their contractual return and after certain administrative costs of operating the trusts. The investors and the securitization trusts have no recourse to the Corporation’s other assets for failure of debtors to pay when due. The Corporation’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

During 2004, 2003 and 2002, the Corporation recognized gains/(losses) of $(2,985), $2,719 and $7,243, respectively, on the sale and securitization of automobile loans. Trading income associated with related interest swaps amounted to $421, $921 and $9,855 in 2004, 2003, and 2002, respectively.

During 2004 there were no impairment losses. For the years ended December 31, 2003 and 2002, the Corporation recognized impairment losses of $4,082 and $1,540 respectively, which are included in net investment securities gains/(losses) in the Consolidated Statements of Income. The impairment was a result of the differences between actual prepayments and credit losses experienced compared to the expected prepayments and credit losses used in initially measuring retained interests. The impairment of the retained interests, held in the form of interest-only strips, was deemed to be other than temporary.

The values of retained interests are based on cash flow models, which incorporate key assumptions. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year were as follows (rate per annum):

	2004	2003
Prepayment speed (CPR)	19-35%	19-35%
Weighted average life (in months)	14.0	15.9
Expected credit losses (based on original balance)	0.20-0.74%	0.03-0.66%
Residual cash flow discount rate	12.0	12.0
Variable returns to transferees	Forward one month LIBOR yield curve

For 2004, the prepayment speed and expected credit loss estimates are based on historical prepayment rates and credit losses on similar assets. The prepayment speed ramps from an initial 19% to 35% near the end of the third year. The expected loss is based in part on whether the loan is on a new or used vehicle. For loans on new vehicles, losses are expected to ramp up to 0.22% near the end of the third year. For used vehicles, losses are expected to ramp up to 0.74% near the end of the third year. The expected credit losses are based on the original loan balances. The Corporation has not changed any aspect of its overall approach to determining the key economic

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

assumptions. However, on an ongoing basis the Corporation continues to refine the assumptions used in measuring retained interests.

Retained interests and other assets consisted of the following at December 31:

	2004	2003
Interest – only strips	$24,092	$31,392
Cash collateral account	17,969	10,382
Servicing advances	143	246

Total retained interests	$42,204	$42,020

At December 31, 2004 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

		Adverse Change in Assumptions
		10%	20%
Weighted average life (in months)	14.0
Prepayment speed	19-35%
Impact on fair value of adverse change		$1.0	$1.8
Expected credit losses (based on original balance)	0.20-0.74%
Impact on fair value of adverse change		0.4	0.9
Residual cash flows discount rate (annual)	12.0%

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

Actual and projected net credit losses represented 0.50% of total automobile loans that have been securitized at December 31, 2004, based on balances at the time of the initial securitization.

The following table summarizes certain cash flows received from and paid to the securitization trusts for the years ended December 31:

	2004	2003
Proceeds from new securitizations	$494,624	$784,465
Servicing fees received	6,176	4,682
Net charge-offs	(2,298)	(2,074)
Cash collateral account transfers, net	(7,587)	(2,987)
Other cash flows received on retained interests, net	32,748	32,919

At December 31, 2004 securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

	Securitized	Portfolio	Managed
Loan balances	$1,003,025	$255,143	$1,258,168
Principal amounts of loans 60 days or more past due	906	169	1,075
Net credit losses	2,435	164	2,599

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

The Corporation also sells, from time to time, debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote qualifying special purpose entity (“QSPE”) whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Corporation provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Corporation acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as trading in the Corporation’s Consolidated Balance Sheets.

Under the terms of the Administration Agreement, the Corporation, as administrator of the QSPE, is required to sell interests in the securities funded by the QSPE to the Corporation as the liquidity purchaser under the liquidity agreements, if at any time (after giving effect to any issuance of new commercial paper notes and the receipt of payments under any swap agreement) the QSPE has insufficient funds to repay any maturing commercial paper note and the Corporation, as liquidity agent, has received a notice of such deficiency. The Corporation, as the liquidity provider, will be obligated to purchase interests in such securities under the terms of the liquidity agreement to repay the maturing commercial paper notes unless (i) after giving effect to such purchase, the aggregate of securities, purchased under the relevant liquidity agreement would exceed the aggregate maximum liquidity purchase amount under such liquidity agreement or (ii) certain bankruptcy events with respect to the QSPE have occurred; provided that the Corporation is not required to purchase any defaulted security. For this purpose, a defaulted security is any security that is rated below “Caa2” by Moody’s and below “CCC” by Standard & Poors. To date, the Corporation has never acquired interests in any securities under the terms of the liquidity agreements.

A subsidiary of the Corporation has entered into interest rate swaps with the QSPE designed to counteract the interest rate risk associated with third party beneficial interest (commercial paper) and the transferred assets. The beneficial interests in the form of commercial paper have been issued by the QSPE to parties other than the Corporation and its subsidiary or any other affiliates. The notional amounts do not exceed the amount of beneficial interests. The swap agreements do not provide the QSPE or its administrative agent any decision-making authority other than those specified in the standard ISDA Master Agreement.

Highly rated investment securities in the amount of $280.2 million and $204.9 million were outstanding at December 31, 2004 and 2003, respectively, in the QSPE to support the outstanding commercial paper.

The Corporation also holds other variable interests in variable interest entities.

The Corporation is committed to community reinvestment and is required under federal law to take affirmative steps to meet the credit needs of the local communities it serves. The Corporation regularly invests in or lends to entities that own residential facilities that provide housing for low-to-moderate income families (affordable housing projects) or own commercial properties that are involved in historical preservations (rehabilitation projects). These projects are generally located within the geographic markets served by the Corporation’s banking segment. The Corporation’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests. At December 31, 2004, investments in the form of subordinated debt represented an insignificant involvement in four unrelated entities.

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

The Corporation’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2004, the aggregate carrying value of the subordinated debt and equity investments was $17,618 and the amount of unfunded commitments outstanding was $6,469.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

10. Premises and Equipment

The composition of premises and equipment at December 31 was:

	2004	2003
Land	$77,211	$68,517
Building and leasehold improvements	488,586	458,637
Furniture and equipment	519,969	498,426

	1,085,766	1,025,580
Less: Accumulated depreciation	618,541	587,095

Total premises and equipment	$467,225	$438,485

Depreciation expense was $71,489 in 2004, $68,247 in 2003, and $71,455 in 2002.

The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $70,644 in 2004, $68,882 in 2003, and $71,594 in 2002, respectively.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2005 through 2009 are $39,297, $28,388, $22,361, $16,300, and $12,557, respectively.

11. Goodwill and Intangibles

SFAS 142, Goodwill and Other Intangible Assets adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units). A Reporting Unit is an operating segment as defined in SFAS 131 or one level below an operating segment.

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

With the assistance of a nationally recognized independent appraisal firm, the Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2004 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 and 2003 are as follows:

	Banking	Metavante	Others	Total
Goodwill balance as of December 31, 2002	$801,977	$136,672	$4,687	$943,336
Goodwill acquired during the period	—	17,254	—	17,254
Purchase accounting adjustments	7,795	1,403	—	9,198

Goodwill balance as of December 31, 2003	809,772	155,329	4,687	969,788
Goodwill acquired during the period	5,314	823,989	—	829,303
Purchase accounting adjustments	—	(900)	725	(175)

Goodwill balance as of December 31, 2004	$815,086	$978,418	$5,412	$1,798,916

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period and the reduction of goodwill

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

allocated to sale transactions. For the year ended December 31, 2003, the net contingent consideration with respect to Metavante’s acquisitions amounted to $2,379. For 2004, the reduction of goodwill relating to Metavante’s divestures was $2,014. For 2003, the reduction of goodwill relating to the sale of banking branches was $556.

The Corporation’s other intangible assets consisted of the following at December 31, 2004:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (Yrs)
Other intangible assets:
Core deposit intangible	$159,474	$76,024	$83,450	6.4
Data processing contract rights/customer lists	252,088	17,428	234,660	13.8
Trust customers	4,750	792	3,958	6.8
Tradename	2,775	1,967	808	3.0
Other intangibles	1,250	140	1,110	4.6

	$420,337	$96,351	$323,986	10.8

Mortgage loan servicing rights			$3,531	2.0

Amortization expense of other intangible assets amounted to $27,852, $23,785 and $25,134 in 2004, 2003 and 2002, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2005	$31,856
2006	29,156
2007	27,175
2008	25,433
2009	24,321

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced. The weighted average amortization period as shown in the above table for mortgage loan servicing rights represents the estimated expected weighted average remaining life of the servicing rights at December 31, 2004. The actual remaining life could be significantly different due to actual prepayment experience in future periods.

At December 31, 2004 and 2003, none of the Corporation’s other intangible assets were determined to have indefinite lives.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

12. Deposits

The composition of deposits at December 31 was:

	2004	2003
Noninterest bearing demand	$4,888,426	$4,715,283

Savings and NOW	10,118,415	9,301,744
Cash flow hedge — Brokered MMDA	(1,445)	—

Total Savings and NOW	10,116,970	9,301,744

CDs $100,000 and over	5,592,947	4,480,111
Cash flow hedge — Institutional CDs	(8,977)	13,071

Total CDs $100,000 and over	5,583,970	4,493,182

Other time deposits	2,721,214	2,646,639
Foreign deposits	3,144,507	1,113,257

Total deposits	$26,455,087	$22,270,105

At December 31, 2004 and 2003, brokered deposits amounted to $5,737 million and $3,966 million, respectively.

At December 31, 2004, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2005	$8,199,804
2006	1,489,468
2007	745,001
2008	132,365
2009 and thereafter	892,030

$11,458,668

13. Short-term Borrowings

Short-term borrowings at December 31 were:

	2004	2003
Federal funds purchased and security repurchase agreements	$1,478,103	$741,646
Cash flow hedge – Federal funds	10,752	23,426

Federal funds purchased and security repurchase agreements	1,488,855	765,072

U.S. Treasury demand notes	98,369	214,222
U.S. Treasury demand notes – special direct	—	2,236,828
Commercial paper	312,098	404,186
Other	34,918	1,722

	1,934,240	3,622,030
Current maturities of long-term borrowings	1,595,796	1,310,971

Total short-term borrowings	$3,530,036	$4,933,001

U.S. Treasury demand notes - special direct represent secured borrowings of the lead banking subsidiary with a maximum term of 21 days.

Unused lines of credit, primarily to support commercial paper borrowings, were $75.0 million at December 31, 2004 and 2003.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

14. Long-term Borrowings

Long-term borrowings at December 31 were:

	2004	2003
Corporation:
Medium-term notes Series D, E and MiNotes	$526,850	$418,025
4.375% senior notes	597,505	—
3.90% junior subordinated debt securities	395,018	—
7.65% junior subordinated deferrable interest debentures	213,574	224,871

Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
Floating rate advances	670,000	610,000
Cash flow hedge	(6,644)	4,676

Floating rate advances	663,356	614,676
Fixed rate advances	1,151,506	611,441
Senior bank notes	710,003	285,523
Senior bank notes — Amortizing	181,550	—
Senior bank notes — EXLs	249,956	249,910
Senior bank notes — Puttable Reset Securities	1,001,108	1,001,603
Subordinated bank notes	919,551	621,622
Nonrecourse notes	6,298	11,276
9.75% obligation under capital lease due through 2006	1,089	1,662
Other	5,031	4,985

Total long-term borrowing including current maturities	6,622,395	4,045,594
Less current maturities	1,595,796	1,310,971

Total long-term borrowings	$5,026,599	$2,734,623

At December 31, 2003, a medium-term Series D note outstanding amounted to $1,000 with a fixed interest rate of 7.20%. The Series D note matured in 2004. No additional borrowings may occur under the Series D notes.

In May 2000, the Corporation filed a registration statement with the Securities and Exchange Commission to issue up to $500 million of medium-term Series E notes. These issues may have maturities ranging from 9 months to 30 years and may be at fixed or floating rates. At December 31, 2004, Series E notes outstanding amounted to $378,925 with fixed rates of 1.72% to 7.19%. Series E notes outstanding mature at various times and amounts through 2023. In May 2002, the Corporation filed a prospectus supplement with the Securities and Exchange Commission to issue up to $500 million of medium-term MiNotes. The MiNotes, issued in minimum denominations of one-thousand dollars or integral multiples of one-thousand dollars, may have maturities ranging from 9 months to 30 years and may be at fixed or floating rates. At December 31, 2004, MiNotes outstanding amounted to $147,925 with fixed rates of 2.55% to 6.00%. MiNotes outstanding mature at various times through 2030.

During 2003, the Corporation acquired through open market purchases $51.6 million of 5.75% Series E notes that were due in 2006 and recognized a loss of $5.0 million.

During the second quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At December 31, 2004, approximately $1.45 billion was available for future securities issuances.

On July 29, 2004, the Corporation issued $600 million of 4.375% senior notes. Interest is paid semi-annually and the notes mature on August 1, 2009.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

During the third quarter of 2004, the Corporation and M&I Capital Trust B issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25 for an aggregate value of $400.0 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008. Holders of the STACKS are entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract.

Concurrently with the issuance of the STACKS, M&I Capital Trust B invested the proceeds in junior subordinated debt securities that were issued by the Corporation. The subordinated debt, which represents the sole asset of M&I Capital Trust B bears interest at an initial annual rate of 3.90% payable quarterly and matures on August 15, 2038.

The interest payment provisions for the junior subordinated debt securities correspond to the distribution provisions of the STACKS and automatically reset to equal the distribution rate on the STACKS as and when the distribution rate on the STACKS is reset. In addition, the interest payment dates on the junior subordinated debt securities may be changed, and the maturity of the junior subordinated debt securities may be shortened in connection with a remarketing of the STACKS, in which case the distribution payment dates and final redemption date of the STACKS will automatically change as well.

The Corporation has the right to defer payments of interest on the junior subordinated debt securities at any time or from time to time. The Corporation may not defer interest payments for any period of time that exceeds five years with respect to any deferral period or that extends beyond the stated final maturity date of the junior subordinated debt securities. As a consequence of the Corporation’s extension of the interest payment period, distributions on the STACKS would be deferred. In the event the Corporation exercises its right to extend an interest payment period, the Corporation is prohibited from paying dividends or making any distributions on, or redeeming, purchasing, acquiring or making a liquidation payment with respect to, shares of the Corporation’s capital stock.

The junior subordinated debt securities are junior in right of payment to all present and future senior indebtedness of the Corporation. The Corporation may elect at any time effective on or after the stock purchase date, including in connection with a remarketing of the STACKS, that the Corporation’s obligations under the junior subordinated debt securities and under the Corporation’s guarantee of the STACKS shall be senior obligations instead of subordinated obligations.

The payment of distributions, liquidation of M&I Capital Trust B and payment upon the redemption of the capital securities of M&I Capital Trust B are guaranteed by the Corporation.

The junior subordinated debt securities qualify as “Tier 1” capital for regulatory capital purposes.

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

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

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

The junior subordinated deferrable interest debentures qualify as “Tier 1” capital for regulatory capital purposes.

Floating rate FHLB advances mature at various times between 2006 and 2008. The interest rate is reset monthly based on the London Interbank Offered Rate (“LIBOR”). During 2004, M&I Bank prepaid $300.0 million of floating rate FHLB advances and terminated certain receive floating / pay fixed interest rate swaps designated as cash flow hedges against the forecasted interest payments on certain FHLB advances. The termination of the interest rate swaps resulted in a charge to earnings of $2.0 million. During 2003, M&I Bank prepaid $610.0 million of floating rate FHLB advances and terminated certain receive floating / pay fixed interest rate swaps designated as cash flow hedges against the forecasted interest payments on certain FHLB advances. The termination of the interest rate swaps resulted in a charge to earnings of $40.5 million in 2003. The charge to earnings resulting from these transactions is reported in other expense in the Consolidated Statements of Income for the years ended December 31, 2004 and 2003, respectively.

Fixed rate FHLB advances have interest rates, which range from 1.90% to 8.47% and mature at various times in 2005 through 2017. During 2004, a fixed rate advance from the FHLB aggregating $55.0 million with an annual coupon interest rate of 5.06% was prepaid and retired resulting in a charge to earnings of $4.9 million. During 2003, fixed rate advances from the FHLB aggregating $33.2 million with interest rates ranging from 5.82% to 7.03% were prepaid and retired resulting in a charge to earnings of $5.2 million. The charge to earnings resulting from these transactions is reported in other expense in the Consolidated Statements of Income for the years ended December 31, 2004 and 2003, respectively.

The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, a portion of these advances are collaterized by all FHLB stock.

The senior bank notes have fixed interest rates, which range from 2.63% to 4.67% and pay interest semi-annually. The senior bank notes outstanding mature at various times and amounts from 2007 through 2015. During 2003, M&I Bank acquired through open market purchases $13.2 million of 4.125% senior bank notes that were due in 2007 and recognized a loss of $0.6 million. The charge to earnings resulting from this transaction is reported in other expense in the Consolidated Statements of Income for the year ended December 31, 2003.

The senior bank notes – Amortizing have a maturity date of August 18, 2009. The senior bank notes pay interest semi-annually at a fixed semi-annual coupon interest rate of 2.90%. In addition, principal in the amount of $18,182 is paid every coupon payment period beginning on August 18, 2004 and ending on August 18, 2009.

The senior bank notes – Extendible Liquidity Securities (“EXLs”) are indexed to one month LIBOR plus a stated spread. EXL noteholders have the ability to extend the maturity date through 2006. The stated spread is initially 0.01%, 0.04% in year two, 0.07% in year three and 0.10% to maturity in 2006.

The senior bank notes – Puttable Reset Securities have a maturity date of December 15, 2016. However in certain circumstances, the notes will be put back to the issuing bank at par prior to final maturity. The notes are also subject to the exercise of a call option by a certain broker-dealer. Beginning December 15, 2003 and

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

each December 15 thereafter until and including December 15, 2015, the broker-dealer has the right to purchase all of the outstanding notes from the noteholders at a price equal to 100% of the principal amount of the notes and then remarket the notes. However, if the broker-dealer does not purchase the notes on the aforementioned date(s), each holder of outstanding notes will be deemed to have put all of the holder’s notes to the issuing bank at a price equal to 100% of the principal amount of the notes and the notes will be completely retired. The current interest rate is 5.209% and, to the extent the notes are purchased and remarketed, the interest rate will reset each date the notes are remarketed, subject to a floor of 5.17%. The call and put are considered clearly and closely related for purposes of recognition and measurement under SFAS 133. The fair value of the call option at December 31, 2004 and 2003 was approximately $84 million and $94 million, respectively, as determined by the holder of the call option.

The subordinated bank notes have fixed rates that range from 5.00% to 7.88% and mature at various times in 2010 through 2017. Interest is paid semi-annually. During 2003, M&I Bank acquired through open market purchases $22.3 million of 6.375% subordinated bank notes which were due in 2011 and recognized a loss of $3.4 million. The charge to earnings resulting from this transaction is reported in other expense in the Consolidated Statements of Income for the year ended December 31, 2003. The subordinated bank notes qualify as “Tier 2” or supplementary capital for regulatory capital purposes.

The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 6.56% at December 31, 2004 and are due in installments over varying periods through 2009. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

Scheduled maturities of long-term borrowings are $1,106,831, $981,192, $193,522, and $847,096 for 2006 through 2009, respectively.

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

At December 31, 2004 and 2003 there were no shares of Series A outstanding.

The preferred stock is treated as a common stock equivalent in all applicable per share calculations.

During the third quarter of 2004, the Corporation and M&I Capital Trust B issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008. Holders of the STACKS are entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract.

The Corporation recognized the present value of the quarterly contract payments under the stock purchase contract as a liability with an offsetting reduction in shareholders’ equity. That liability along with the allocated portion of the fees and expenses incurred for the offering of Common SPACES resulted in a reduction in shareholders’ equity of $34,039.

On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation’s common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation currently estimates

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

that it will issue approximately 8.7 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts.

Holders of Common SPACES have pledged their ownership interests in the STACKS as collateral for the benefit of the Corporation to secure their obligations under the stock purchase contract. Holders of Common SPACES have the option to elect to substitute pledged treasury securities for the pledged ownership interests in the STACKS.

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors and advisory board members of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2004 and 2003, 620,624 and 624,620 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ equity in the Consolidated Balance Sheets and amounted to $16,735 at December 31, 2004 and $16,443 at December 31, 2003.

During 2003, the Corporation amended its deferred compensation plan for its non-employee directors and selected key employees to permit participants to defer the gain from the exercise of nonqualified stock options. In addition, the gain upon vesting of restricted common stock to participating executive officers may be deferred. Shares of M&I common stock, which represent the aggregate value of the gains deferred are maintained in a grantor trust with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2004 and 2003, 270,352 and 33,600 shares of M&I common stock, respectively, were held in the grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ equity in the Consolidated Balance Sheets and amounted to $10,731 at December 31, 2004 and $1,094 at December 31, 2003.

In conjunction with previous acquisitions, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of acquired companies. At December 31, 2004 and 2003, 87,557 and 114,383 common shares of M&I stock, respectively, were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $1,824 and $2,340 at December 31, 2004 and 2003, respectively, is included in Deferred Compensation as a reduction of Shareholders’ equity in the Consolidated Balance Sheets.

The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and conversions of convertible securities. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock, mature shares tendered for stock option exercises in lieu of cash and open market purchases in accordance with the Corporation’s approved share repurchase program. The Corporation is currently authorized to repurchase up to 12 million shares per year. Shares repurchased in accordance with the approved plan amounted to 2.3 million shares with an aggregate cost of $88.5 million in 2004 and 6.0 million shares with an aggregate cost of $210.9 million in 2003.

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

At December 31, 2004 and 2003, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation’s category.

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2004		As of December 31, 2003
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$2,519.5	7.42%	$2,537.8	8.87%
Tier 1 capital adequacy minimum requirement	1,357.9	4.00	1,144.0	4.00

Excess	$1,161.6	3.42%	$1,393.8	4.87%

Total capital	$3,802.1	11.20%	$3,510.9	12.28%
Total capital adequacy minimum requirement	2,715.9	8.00	2,288.1	8.00

Excess	$1,086.2	3.20%	$1,222.8	4.28%

Risk-adjusted assets	$33,948.4		$28,601.2

	Leverage Ratio
	As of December 31, 2004		As of December 31, 2003
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$2,519.5	6.72%	$2,537.8	7.80%
Minimum leverage adequacy requirement	1,125.3-1,875.5	3.00-5.00	976.6-1,627.6	3.00-5.00

Excess	$1,394.2-644.0	3.72-1.72%	$1,561.2-910.2	4.80-2.80%

Adjusted average total assets	$37,509.2		$32,552.9

All of the Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2004 and 2003. The following table presents the risk-based capital ratios for the Corporation’s lead banking subsidiary:

	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2004	7.03%	11.22%	6.32%
December 31, 2003	7.60	11.37	6.51

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2004, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval, while maintaining well capitalized risk-based capital and leverage ratios, was approximately $317.0 million.

16. Income Taxes

Total income tax expense for the years ended December 31, 2004, 2003, and 2002 was allocated as follows:

	2004	2003	2002
Income before income taxes	$317,880	$214,282	$238,265
Shareholders’ Equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(16,064)	(11,905)	(5,976)
Unrealized gains (losses) on accumulated other comprehensive income	11,065	25,353	(45,797)

	$312,881	$227,730	$186,492

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

The current and deferred portions of the provision for income taxes were:

	2004	2003	2002
Current:
Federal	$272,028	$238,825	$237,924
State	36,508	21,280	12,765

Total current	308,536	260,105	250,689
Deferred:
Federal	10,171	(43,107)	(22,138)
State	(827)	(2,716)	9,714

Total deferred	9,344	(45,823)	(12,424)

Total provision for income taxes	$317,880	$214,282	$238,265

The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

	2004	2003	2002
Tax computed at statutory rates	$330,738	$265,435	$251,507
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(20,834)	(20,485)	(20,651)
State income taxes, net of Federal tax benefit	23,193	14,193	14,706
Bank owned life insurance	(9,539)	(10,677)	(10,424)
Resolution of income tax audits	—	(39,312)	—
Other	(5,678)	5,128	3,127

Total provision for income taxes	$317,880	$214,282	$238,265

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2004	2003
Deferred tax assets:
Deferred compensation	$51,400	$45,631
Allowance for loan and lease losses	142,651	141,030
Accrued postretirement benefits	31,452	32,401
Accrued expenses	32,552	33,103
State NOLs	36,099	45,833
Other	63,768	65,019

Total deferred tax assets before valuation allowance	357,922	363,017
Valuation allowance	(40,228)	(43,871)

Net deferred tax assets	317,694	319,146

Deferred tax liabilities:
Lease revenue reporting	132,967	129,811
Conversion cost deferred	60,806	57,099
Premises and equipment, principally due to depreciation	17,371	5,532
Purchase accounting adjustments	115,646	34,390
Accumulated other comprehensive income	12,549	1,484
Other	54,611	61,418

Total deferred tax liabilities	393,950	289,734

Net deferred tax (liability) asset	$(76,256)	$29,412

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2017. At December 31, 2004, the Corporation believes it is more likely than not that these items will not be realized.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

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

The nonqualified and incentive stock option plans generally provide for the grant of options to purchase shares of the Corporation’s common stock for a period of ten years from the date of grant. Options granted generally become exercisable over a period of three years from the date of grant. However, options granted to directors of the Corporation vest immediately and options granted after 1996 provide accelerated or immediate vesting for grants to individuals who meet certain age and years of service criteria at the date of grant.

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price
Shares under option at December 31, 2001	17,504,264	$6.20-35.03	$24.81
Options granted	4,803,042	12.87-31.78	27.04
Options lapsed or surrendered	(375,658)	15.94-35.03	28.68
Options exercised	(985,247)	6.20-30.75	15.58

Shares under option at December 31, 2002	20,946,401	$7.69-33.94	$25.69
Options granted	3,794,250	25.93-38.25	34.48
Options lapsed or surrendered	(478,454)	9.63-34.79	29.42
Options exercised	(2,479,381)	7.69-34.79	19.75

Shares under option at December 31, 2003	21,782,816	$9.63-38.25	$27.81
Options granted	3,758,145	36.76-44.20	41.64
Options lapsed or surrendered	(343,070)	15.94-41.95	32.12
Options exercised	(2,319,794)	9.63-34.79	21.09

Shares under option at December 31, 2004	22,878,097	$10.13-44.20	$30.70

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

The range of options outstanding at December 31, 2004 were:

	Number of Shares		Weighted-Average Exercise Price		Weighted- Average Remaining Contractual Life (In Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable
$10.00-20.49	1,102,463	1,102,463	$14.62	$14.62	1.9
20.50-23.99	2,452,191	2,452,191	21.93	21.93	5.8
24.00-28.49	2,046,052	1,977,431	25.91	25.87	4.5
28.50-28.99	4,450,700	3,610,790	28.54	28.54	6.4
29.00-31.99	5,593,967	5,465,432	31.32	31.35	6.2
32.00-34.99	3,439,379	1,619,649	34.75	34.71	8.7
Over $35.00	3,793,345	617,574	41.57	41.04	9.8

	22,878,097	16,845,530	$30.70	$28.32	6.8

Options exercisable at December 31, 2003 and 2002 were 15,810,384 and 14,933,431, respectively. The weighted-average exercise price for options exercisable was $26.19 at December 31, 2003 and $24.48 at December 31, 2002.

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock based employee compensation plans.

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

Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (“APBO 25”), Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

The largest differences between SFAS 123 and APBO 25 as it relates to the Corporation is the amount of compensation cost attributable to the Corporation’s fixed stock option plans and employee stock purchase plan (“ESPP”). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount (15%) and the plan meets the definition of a qualified plan of the Internal Revenue Code and meets the requirements of APBO 25. Under SFAS 123 the safe-harbor discount threshold is 5% for a plan to be non-compensatory. SFAS 123 compensation cost would be approximately equal to the initial discount (15% of beginning of plan period price per share) plus the value of a one year call option on 85% of a share of stock for each share purchased.

As permitted by SFAS 123, the Corporation continues to measure compensation cost for such plans using the accounting method prescribed by APBO 25.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Had compensation cost for the Corporation’s ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Years Ended December 31,
	2004	2003	2002
Net income as reported	$627,086	$544,105	$480,327
Add: Stock-based employee compensation expense included in reported net income, net of tax	9,466	7,139	1,673
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(31,041)	(29,452)	(23,819)

Pro forma net income	$605,511	$521,792	$458,181

Basic earnings per share:
As reported	$2.81	$2.41	$2.24
Pro forma	2.72	2.31	2.13
Diluted earnings per share:
As reported	$2.77	$2.38	$2.16
Pro forma	2.66	2.29	2.07

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.

The grant date fair values and assumptions used to determine such value are as follows:

	2004	2003	2002
Weighted-average grant date fair value	$7.48	$10.00	$8.15
Assumptions:
Risk-free interest rates	3.17–4.45%	2.54–3.83%	3.11–5.16%
Expected volatility	18.00–30.33%	30.23–31.19%	30.95–31.25%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	1.93%	2.19%	2.10%

The estimated compensation cost per share for the ESPP was $8.04 and $5.75 for 2004 and 2003, respectively. During 2004 and 2003, common shares purchased by employees under the ESPP amounted to 332,520 and 347,194, respectively.

Activity relating to the Corporation’s Restricted Stock Purchase Rights was:

	December 31
	2004	2003	2002
Restricted stock purchase rights outstanding — Beginning of Year	—	—	—
Restricted stock purchase rights granted	172,700	163,300	46,000
Restricted stock purchase rights exercised	(172,700)	(163,300)	(46,000)

Restricted stock purchase rights outstanding — End of Year	—	—	—

Weighted-average grant date market value	$41.50	$34.28	$29.76
Aggregate compensation expense	$3,153	$1,111	$779
Unamortized deferred compensation	$10,727	$6,910	$3,045

Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of Shareholders’ equity.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Shares reserved for the granting of options and stock purchase rights at December 31, 2004 were 7,992,362.

The Corporation also has a Long-Term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%–275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 121,500 in 2004, 133,500 in 2003, and 117,000 in 2002. The vesting period is three years from the date the performance units were awarded. At December 31, 2004, based on the performance criteria, approximately $11,903 would be due to the participants under the 2002 and 2003 awards. In addition, the amount payable to participants under the 2001 award, which was fully vested, was $6,770 at December 31, 2004.

See Note 1, New accounting pronouncement, for a discussion of SFAS 123(R), Share-Based Payment which the Corporation will be required to adopt beginning in the third quarter of 2005.

18. Employee Retirement and Health Plans

The Corporation has a defined contribution program that consists of a retirement plan and employee stock ownership plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation’s option, an additional profit sharing amount may also be contributed to the retirement plan and may vary from year to year up to a maximum of 6% of eligible compensation. Under the employee stock ownership plan, employee contributions into the retirement plan of up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation’s return on equity as defined by the plan. Total expense relating to these plans was $52,065, $52,946, and $49,586 in 2004, 2003, and 2002, respectively.

The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $3,213 in 2004, $10,779 in 2003, and $1,484 in 2002.

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired or retained from mergers after September 1, 1997 will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. In addition to the normal monthly funding for claims, the Corporation expects to make an additional contribution to its plan of approximately $7.0 million in 2005.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

The changes during the year of the accumulated postretirement benefit obligation (“APBO”) for retiree health benefits are as follows:

	2004	2003
Change in Benefit Obligation
APBO, beginning of year	$83,337	$81,442
Service cost	2,523	2,140
Interest cost on APBO	5,008	5,340
Actuarial gains	(5,785)	(2,216)
Other Events (Medicare Part D)	(7,842)	—
Benefits paid	(3,589)	(3,369)

APBO, end of year	73,652	83,337

Change in Plan Assets
Fair value of plan assets, beginning of year	—	—
Actual return on plan assets	407	—
Employer contribution/payments	11,008	3,369
Benefits paid	(3,589)	(3,369)

Fair value of plan assets, end of year	7,826	—

Unfunded status	65,826	83,337
Unrecognized actuarial net loss	(20,008)	(35,406)
Unrecognized prior service cost	25,563	28,284

Accrued postretirement benefit cost	$71,381	$76,215

Weighted average discount rate used in determining APBO	6.25%	6.50%

The assumed health care cost trend for 2005 was 10.00% for pre-age 65 and post-age 65 retirees. The rate was assumed to decrease gradually to 5.00% for pre-age 65 and post-age 65 retirees in 2010 and remain at that level thereafter.

Net periodic postretirement benefit cost for the years ended December 31, 2004, 2003 and 2002 includes the following components:

	2004	2003	2002
Service cost	$2,523	$2,140	$1,182
Interest cost on APBO	5,008	5,340	5,491
Expected return on plan assets	(300)	—	—
Prior service amortization	(2,721)	(2,721)	(2,721)
Actuarial loss amortization	1,664	2,005	2,495
Other	—	660	—

Net periodic postretirement (benefit)/cost	$6,174	$7,424	$6,447

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one-percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$970	$(833)
Effect on accumulated postretirement benefit obligation	7,978	(7,061)

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Postretirement medical plan weighted–average asset allocations at December 31, 2004 by asset category are as follows:

Plan Assets by Category
Equity securities	48%
Tax exempt debt securities	45
Cash	7

Total	100%

The plan was not funded in 2003.

The Corporation’s primary investment objective is to achieve a combination of capital appreciation and current income. The long-term target asset mix is 50% fixed income and 50% equity securities. Individual fixed income securities may be taxable or tax-exempt and will have maturities of thirty years or less. The average maturity of the portfolio will not exceed ten years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Without Medicare Part D	Estimated Medicare Part D Subsidy
2005	$4,057	$—
2006	4,640	(521)
2007	5,285	(587)
2008	5,886	(639)
2009	6,503	(676)
2010-2014	38,389	(3,613)

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit program under Medicare (Medicare Part D) as well as a 28% Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the Financial Accounting Standards Board issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

During the third quarter of 2004, the Corporation elected to adopt FSP 106-2 and to retroactively recognize the Act from January 1, 2004. The Corporation and its actuarial advisors determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly the Corporation will be entitled to some subsidy. The expected subsidy reduced the accumulated postretirement benefit obligation at January 1, 2004 by approximately $7.8 million and net periodic cost for the year ended December 31, 2004 by approximately $1.3 million as compared with the amount determined without considering the effects of the subsidy.

Assumptions used to develop this reduction included those used in the determination of the annual postretirement health care expense and also include expectations of how the Federal program will ultimately operate.

On January 21, 2005 final regulations establishing how Medicare Part D will operate were published. The Corporation is presently evaluating the final regulations and is assessing the impact, if any, of the regulations on its postretirement costs. That assessment includes determining whether the issuance of the final regulations may be

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

considered a significant event for accounting purposes. A significant event under applicable accounting standards requires a re-measurement of such costs.

19. Financial Instruments with Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2004	2003
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$11,407,915	$9,200,839
To individuals	2,637,837	2,584,560
Commercial letters of credit	87,428	63,368
Mortgage loans sold with recourse	152,042	464

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

Certain mortgage loans sold have limited recourse provisions. The Corporation expects losses arising from the limited recourse provisions to be insignificant.

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

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

At December 31, 2004 the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (U.S. dollars):

	Commitments to Deliver Foreign Exchange	Commitments to Purchase Foreign Exchange
Currency
Euros	$373,563	$371,074
Swiss Franc	30,473	30,454
Canadian Dollars	28,402	28,108
English Pound Sterling	19,149	19,080
Japanese Yen	12,969	12,914
Australian Dollar	8,641	8,677
New Zealand Dollars	8,309	8,250
Mexican Peso	7,476	7,471
Swedish Kronor	1,537	1,493
All Other	111	135

Total	$490,630	$487,656

Average amount of contracts to deliver/purchase foreign exchange	$726,595	$727,493

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

Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other and act as economic hedges. At December 31, 2004, the estimated fair values of interest rate lock commitments on residential mortgage loans intended to be held for sale and related option to sell were insignificant.

Trading and free standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

At December 31, 2004, free standing interest rate swaps consisted of $1.5 billion in notional amount of receive fixed/pay floating with an aggregate negative fair value of $6.3 million and $0.8 billion in notional amount of pay fixed/receive floating with an aggregate positive fair value of $4.5 million.

At December 31, 2004, interest rate caps purchased amounted to $13.8 million in notional with a positive fair value of $0.1 million and interest rate caps sold amounted to $13.8 million in notional with a negative fair value of $0.1 million.

At December 31, 2004, the notional value of free standing interest rate futures was $2.5 billion with a negative fair value of $0.1 million.

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

The following table presents additional information with respect to selected fair value hedges.

Fair Value Hedges

December 31, 2004

Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Fixed Rate CDs	Receive Fixed Swap	$587.5	$(8.6)	10.3
Medium Term Notes	Receive Fixed Swap	365.3	(0.3)	8.6
Fixed Rate Bank Notes	Receive Fixed Swap	506.8	(4.4)	9.2
Institutional CDs	Receive Fixed Swap	5.0	(0.2)	14.3

The impact from fair value hedges to total net interest income for the year ended December 31, 2004 was a positive $40.2 million. The impact to net interest income due to ineffectiveness was insignificant.

Cash Flow Hedges

The Corporation has variable rate loans, deposits and borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At December 31, 2004, these instruments consisted of interest rate swaps.

The Corporation regularly originates and holds floating rate commercial loans that reprice monthly on the first business day to one-month LIBOR. As a result, the Corporation’s interest receipts are exposed to variability in cash flows due to changes in one-month LIBOR.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

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

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges

December 31, 2004

Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Variable Rate Loans	Receive Fixed Swap	$1,150.0	$(1.6)	4.9
Institutional CDs	Pay Fixed Swap	2,230.0	9.0	1.5
Federal Funds Purchased	Pay Fixed Swap	360.0	(10.8)	2.0
FHLB Advances	Pay Fixed Swap	670.0	6.6	2.4
Money Market Account	Pay Fixed Swap	250.0	1.4	2.5

During 2004, $300 million of FHLB floating rate advances were retired. In conjunction with the retirement of debt, $300 million in notional value of receive floating / pay fixed interest rate swaps designated as cash flow hedges against the retired floating rate advances were terminated. The loss in accumulated other comprehensive income aggregating $2.0 million ($1.3 million after tax) was charged to other expense.

During 2003, $610.0 million of FHLB floating rate advances were retired. In conjunction with the retirement of debt, $610.0 million in notional value of received floating / pay fixed interest rate swaps designated as cash flow hedges against the retired floating rate advances were terminated. The loss in accumulated other comprehensive income aggregating $40.5 million ($26.3 million after tax) was charged to other expense.

During 2003, the Corporation redeemed all of the Floating Rate Debentures held by its subsidiary, MVBI Capital Trust, and MVBI Capital Trust redeemed all of its currently outstanding Floating Rate Trust Preferred Securities at an aggregate liquidation amount of $14.95 million. In conjunction with the redemption the Corporation terminated the associated interest rate swap designated as a cash flow hedge. The loss in accumulated other comprehensive income aggregating $1.4 million ($0.9 million after tax) was charged to other expense.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

During 2003, the cash flow hedge on commercial paper was terminated. The $32.6 million in accumulated other comprehensive income at the time of termination is being amortized as expense into earnings in the remaining periods during which the hedged forecasted transaction affects earnings.

During 2002, the Corporation entered into a forward starting interest rate swap for the forecasted issuance of M&I Bank notes. M&I Bank notes in the amount of $0.5 billion were issued during the third quarter of 2002 and the interest rate swap was terminated. The negative $1.3 million in accumulated other comprehensive income at termination is being amortized into interest expense over the term of the M&I Bank notes using the effective interest method.

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2004 was a negative $31.6 million. The impact due to ineffectiveness was immaterial. The estimated reclassification from accumulated other comprehensive income in the next twelve months is approximately $9.2 million.

Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2004 the estimated credit exposure arising from derivative financial instruments was approximately $50.7 million.

For the years ended December 31, 2003 and 2002, the total effect on net interest income resulting from derivative financial instruments, was a negative $34.6 million and a negative $27.6 million including the amortization of terminated derivative financial instruments, respectively.

22. Fair Value of Financial Instruments

The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2004 and 2003 are presented in the following table. Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items. Derivative financial instruments designated as trading and other free standing derivatives are included in Trading securities.

Balance Sheet Financial Instruments ($ in millions)

	2004		2003
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and short-term investments	$1,011.2	$1,011.2	$957.2	$957.2
Trading securities	18.4	18.4	16.2	16.2
Investment securities available for sale	5,359.0	5,359.0	4,786.4	4,786.4
Investment securities held to maturity	726.4	765.1	820.9	873.9
Net loans and leases	29,178.7	29,309.4	24,835.4	25,289.5
Interest receivable	144.9	144.9	178.3	178.3

Financial Liabilities:
Deposits	26,455.1	26,453.7	22,270.1	22,361.9
Short-term borrowings	1,934.2	1,934.2	3,622.0	3,622.0
Long-term borrowings	6,622.4	6,707.2	4,045.6	4,368.6
Standby letters of credit	5.1	5.1	4.7	4.7
Interest payable	93.0	93.0	66.0	66.0

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

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

Net loans and leases

Loans that reprice or mature within three months of December 31 are assigned fair values based on their book value. The remaining loan and lease balances are assigned fair values based on a discounted cash flow analysis. The discount rate is based on the treasury yield curve, with rate adjustments for credit quality, cost and profit factors. Net loans and leases include loans held for sale.

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

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Off-Balance Sheet Financial Instruments ($ in millions)

Fair values of loan commitments and commercial letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31:

	2004	2003
Loan commitments	$13.2	$9.3
Commercial letters of credit	0.7	0.5

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

All Others

The Corporation’s primary other operating segments include Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provides investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Arizona, Minnesota, Florida, Nevada, North Carolina, Missouri and Illinois. Capital Markets Group provides venture capital and advisory services.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Total Revenues by type in All Others consist of the following ($ in millions):

	2004	2003	2002
Trust Services	$148.3	$126.2	$120.3
Residential Mortgage Banking	28.8	49.0	46.8
Capital Markets	18.1	20.4	(3.6)
Brokerage and Insurance	25.2	23.4	23.4
Commercial Leasing	15.5	15.1	13.8
Commercial Mortgage Banking	5.5	6.0	4.6
Others	3.6	3.5	4.1

Total	$245.0	$243.6	$209.4

The following represents the Corporation’s operating segments as of and for the years ended December 31, 2004, 2003 and 2002. Fees – Intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses – Intercompany represent fees charged by other segments for certain services received. Intrasegment revenues, expenses and assets have been eliminated.

	Year Ended December 31, 2004 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,133.9	$(17.8)	$23.8	$(7.9)	$—	$1,132.0
Fees-other	334.0	892.0	198.6	21.9	—	1,446.5
Fees-intercompany	61.9	80.0	22.6	70.3	(234.8)	—

Total revenue	1,529.8	954.2	245.0	84.3	(234.8)	2,578.5
Expenses-other	603.8	779.0	121.7	90.8	0.2	1,595.5
Expenses-intercompany	150.5	44.1	46.5	(6.1)	(235.0)	—

Total expenses	754.3	823.1	168.2	84.7	(234.8)	1,595.5
Provision for loan and lease losses	29.9	—	8.1	—	—	38.0

Income before taxes	745.6	131.1	68.7	(0.4)	—	945.0
Income tax expense	244.1	50.7	26.9	(3.8)	—	317.9

Segment income	$501.5	$80.4	$41.8	$3.4	$—	$627.1

Identifiable assets	$38,102.8	$2,375.0	$632.0	$936.9	$(1,609.3)	$40,437.4

Depreciation and amortization	$88.3	$116.6	$(16.3)	$6.6	$—	$195.2

Purchase of premises and equipment, net	$53.2	$24.1	$1.7	$1.4	$—	$80.4

Return on Average Equity	16.47%	18.71%	17.16%			17.89%

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

	Year Ended December 31, 2003 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,046.5	$(2.3)	$29.8	$(16.7)	$—	$1,057.3
Fees-other	371.1	657.9	182.1	4.4	0.3	1,215.8
Fees-intercompany	60.9	71.1	31.7	62.1	(225.8)	—

Total revenue	1,478.5	726.7	243.6	49.8	(225.5)	2,273.1
Expenses-other	634.4	611.6	117.9	88.0	(0.2)	1,451.7
Expenses-intercompany	147.2	41.0	42.9	(5.8)	(225.3)	—

Total expenses	781.6	652.6	160.8	82.2	(225.5)	1,451.7
Provision for loan and lease losses	51.9	—	11.1	—	—	63.0

Income before taxes	645.0	74.1	71.7	(32.4)	—	758.4
Income tax expense	179.5	20.0	28.1	(13.3)	—	214.3

Segment income	$465.5	$54.1	$43.6	$(19.1)	$—	$544.1

Identifiable assets	$33,221.9	$990.2	$609.6	$571.4	$(1,020.5)	$34,372.6

Depreciation and amortization	$100.8	$113.9	$(18.4)	$3.8	$—	$200.1

Purchase of premises and equipment, net	$35.9	$24.2	$2.6	$(0.6)	$—	$62.1

Return on Average Equity	15.92%	15.44%	18.21%			16.79%

	Year Ended December 31, 2002 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,002.7	$(3.8)	$28.4	$(21.0)	$—	$1,006.3
Fees-other	322.8	601.5	154.2	4.2	—	1,082.7
Fees-intercompany	44.4	64.6	26.8	56.7	(192.5)	—

Total revenue	1,369.9	662.3	209.4	39.9	(192.5)	2,089.0
Expenses-other	539.3	562.0	120.2	75.8	(1.3)	1,296.0
Expenses-intercompany	126.2	28.3	40.7	(4.0)	(191.2)	—

Total expenses	665.5	590.3	160.9	71.8	(192.5)	1,296.0
Provision for loan and lease losses	71.9	—	2.5	—	—	74.4

Income before taxes	632.5	72.0	46.0	(31.9)	—	718.6
Income tax expense	201.0	28.2	18.4	(9.3)	—	238.3

Segment income	$431.5	$43.8	$27.6	$(22.6)	$—	$480.3

Identifiable assets	$31,753.3	$835.2	$718.0	$427.1	$(859.0)	$32,874.6

Depreciation and amortization	$18.6	$85.2	$(17.0)	$4.3	$—	$91.1

Purchase of premises and equipment, net	$29.4	$20.3	$1.6	$1.3	$—	$52.6

Return on Average Equity	16.90%	14.45%	12.32%			17.36%

24. Guarantees

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party and to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit. The gross amount of standby letters of credit issued at December 31, 2004 was $1.5 billion. Of the amount outstanding at December 31, 2004, standby letters of credit conveyed to others in the form of participations amounted to $76.3 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At December 31, 2004, the estimated fair value associated with letters of credit amounted to $5.1 million.

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

Metavante assesses the contingent liability and records credit losses for known losses and a provision for losses incurred but not reported which are based on historical chargeback loss experience. For the year ended December 31, 2004, such losses amounted to $300.

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

At December 31, 2004 and 2003 there were no liabilities reflected on the Consolidated Balance Sheets related to these indemnifications.

As of December 31, 2004, the Corporation has fully and unconditionally guaranteed $200 million of certain long-term borrowing obligations issued by M&I Capital Trust A that was deconsolidated upon the adoption of the

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

provisions of FIN 46R. See Note 2 and Note 14 for further discussion. In addition, at December 31, 2004 the Corporation has fully and unconditionally guaranteed $400 million of certain long-term borrowing obligations issued by M&I Capital Trust B.

As part of securities custody activities and at the direction of trust clients, the Corporation’s trust subsidiary, Marshall & Ilsley Trust Company N.A. (“M&I Trust”) lends securities owned by trust clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions. In connection with these activities, M&I Trust has issued certain indemnifications against loss resulting from the default by a borrower under the master securities loan agreement, such as the failure of the borrower to return loaned securities when due or the borrower’s bankruptcy or receivership. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $5.0 billion at December 31, 2004 and $5.0 billion at December 31, 2003. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at December 31, 2004 and December 31, 2003, related to these indemnifications.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

25. Condensed Financial Information—Parent Corporation Only

Condensed Balance Sheets

December 31

	2004	2003
Assets
Cash and cash equivalents	$582,127	$325,337
Indebtedness of nonbank affiliates	1,288,790	365,870
Investments in affiliates:
Banks	3,078,330	2,820,712
Nonbanks	951,864	760,142
Premises and equipment, net	31,189	31,928
Other assets	326,588	210,264

Total assets	$6,258,888	$4,514,253

Liabilities and Shareholders’ Equity
Commercial paper issued	$312,098	$305,743
Other liabilities	324,029	236,921
Long-term borrowings:
7.65% Junior Subordinated Deferrable Interest Debentures due to M&I Capital Trust A	213,574	224,871
3.90% Junior Subordinated Debt Securities	395,018	—
4.375% Senior Notes	597,505	—
Medium-Term Notes Series D, E and MiNotes	526,850	418,025

Total long-term borrowings	1,732,947	642,896

Total liabilities	2,369,074	1,185,560
Shareholders’ equity	3,889,814	3,328,693

Total liabilities and shareholders’ equity	$6,258,888	$4,514,253

Scheduled maturities of long-term borrowings are $102,458 in 2005, $198,425 in 2006, $9,299 in 2007, $3,529 in 2008, and $605,387 in 2009. See Note 14 for a description of the junior subordinated debt due to M&I Capital Trust A and M&I Capital Trust B.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Condensed Statements of Income

Years Ended December 31

	2004	2003	2002
Income
Cash dividends:
Bank affiliates	$284,347	$390,129	$573,322
Nonbank affiliates	68,473	28,682	44,553
Interest from affiliates	34,825	13,406	16,918
Service fees and other	100,986	71,658	63,916

Total income	488,631	503,875	698,709
Expense
Interest	48,246	32,056	38,493
Salaries and employee benefits	57,044	50,684	39,234
Administrative and general	31,687	35,478	35,753

Total expense	136,977	118,218	113,480

Income before income taxes and equity in undistributed net income of affiliates	351,654	385,657	585,229
Provision for income taxes	(3,900)	(13,314)	(9,255)

Income before equity in undistributed net income of affiliates	355,554	398,971	594,484
Equity in undistributed net income of affiliates, net of dividends paid:
Banks	191,083	51,927	(153,140)
Nonbanks	80,449	93,207	38,983

Net income	$627,086	$544,105	$480,327

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002 ($000’s except share data)

Condensed Statements of Cash Flows

Years Ended December 31

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$627,086	$544,105	$480,327
Noncash items included in income:
Equity in undistributed net income of affiliates	(271,532)	(145,134)	114,157
Depreciation and amortization	6,670	3,831	4,633
Other	(6,593)	21,244	43,765

Net cash provided by operating activities	355,631	424,046	642,882

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	(1,522,750)	(1,104,749)	(3,162,784)
Decreases in indebtedness of affiliates	599,830	1,125,657	3,172,852
Decreases (increases) in investments in affiliates	(147,329)	2,829	(44,662)
Net capital expenditures	(1,456)	622	(1,296)
Acquisitions accounted for as purchases, net of cash and cash equivalents acquired	—	—	(303,344)
Other	(59,570)	(21,374)	(10,108)

Net cash (used in) provided by investing activities	(1,131,275)	2,985	(349,342)

Cash Flows From Financing Activities:
Dividends paid	(179,855)	(158,007)	(136,955)
Proceeds from issuance of commercial paper	4,280,021	4,638,514	4,662,909
Principal payments on commercial paper	(4,273,666)	(4,652,968)	(4,657,700)
Proceeds from issuance of long-term borrowings	1,108,956	179,166	38,959
Payments on long-term borrowings	(8,241)	(186,460)	(79,453)
Purchases of common stock	(98,385)	(201,044)	(165,116)
Proceeds from issuance of common stock	206,666	49,063	15,187
Other	(3,062)	—	—

Net cash provided by (used in) financing activities	1,032,434	(331,736)	(322,169)

Net increase (decrease) in cash and cash equivalents	256,790	95,295	(28,629)
Cash and cash equivalents, beginning of year	325,337	230,042	258,671

Cash and cash equivalents, end of year	$582,127	$325,337	$230,042

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2004 and 2003. Common dividend data for prior periods has been restated for the 2002 two-for-one stock split.

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2004
Total Interest Income	$454,468	$424,220	$398,029	$389,073
Net Interest Income	288,210	281,138	284,008	278,636
Provision for Loan and Lease Losses	12,837	6,872	9,227	9,027
Income before Income Taxes	260,070	234,098	230,088	220,710
Net Income	173,819	155,449	151,709	146,109
Net Income Per Share:
Basic	$0.77	$0.70	$0.68	$0.66
Diluted	0.76	0.69	0.67	0.65
2003
Total Interest Income	$379,612	$371,240	$387,479	$391,589
Net Interest Income	270,190	258,668	263,943	264,485
Provision for Loan and Lease Losses	9,807	7,852	19,642	25,692
Income before Income Taxes	195,547	165,839	203,367	193,634
Net Income	141,124	140,299	134,652	128,030
Net Income Per Share:
Basic	$0.63	$0.62	$0.59	$0.57
Diluted	0.62	0.61	0.59	0.56

	2004	2003	2002	2001	2000
Common Dividends Declared*
First Quarter	$0.180	$0.160	$0.145	$0.133	$0.120
Second Quarter	0.210	0.180	0.160	0.145	0.133
Third Quarter	0.210	0.180	0.160	0.145	0.133
Fourth Quarter	0.210	0.180	0.160	0.145	0.133

	$0.810	$0.700	$0.625	$0.568	$0.518

*	May not add due to rounding

Price Range of Stock

(Low and High Close-Restated for 2002 Two-for-One Stock Split)

	2004	2003	2002	2001	2000
First Quarter
Low	$36.18	$25.07	$28.90	$24.02	$21.94
High	40.39	29.15	31.68	27.60	30.22
Second Quarter
Low	36.60	25.79	29.52	24.46	20.76
High	41.15	31.75	31.96	27.18	27.66
Third Quarter
Low	37.32	30.13	25.69	25.50	21.78
High	41.21	32.74	30.97	29.78	25.81
Fourth Quarter
Low	40.28	32.53	23.25	26.33	19.31
High	44.43	38.40	29.20	32.06	25.75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 28, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Marshall & Ilsley Corporation (the “Corporation”) maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and President and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President and the Senior Vice President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Corporation;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and the directors of the Corporation; and

(3)	provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte &Touche LLP, an independent registered public accounting firm, as stated in their report dated February 28, 2005, which is included herein.

Changes in Internal Controls

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Marshall & Ilsley Corporation and Subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Corporation and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 28, 2005

ITEM 9B.	OTHER INFORMATION

On March 10, 2005, M&I and Ms. Knickerbocker entered into a Change of Control Agreement. The Change of Control Agreement guarantees Ms. Knickerbocker specific payments and benefits upon a termination of her employment as a result of a change of control of M&I. If a change of control occurs, the contract becomes effective and continues for a term of two years. The employment term renews on a daily basis until M&I gives notice to terminate the daily renewal.

The Change of Control Agreement provides for specified benefits after a change of control if Ms. Knickerbocker voluntarily terminates for “good reason” or is involuntarily terminated other than for “cause” (as such terms are defined in the Change of Control Agreement). Upon a termination, Ms. Knickerbocker is entitled to (a) a lump sum payment equal to two times the sum of her current base salary plus the higher of her bonus for the last year or her average bonus for the past three years, (b) a proportionate amount of any unpaid bonus deemed earned for the year of termination, (c) a lump sum payment equal to the retirement benefits lost as a result of not having been employed for the remaining contract term, (d) health and other benefits for the remaining contract term, and (e) payments for certain other fringe benefits. In the event of a termination of employment as a result of her death, Ms. Knickerbocker’s beneficiary is entitled to six months of her base salary. No additional benefits are guaranteed under the contract upon Ms. Knickerbocker’s disability or termination of employment by M&I for cause.

The Change of Control Agreement further provides that upon a change of control most restrictions limiting the exercise, transferability or other incidents of ownership of any outstanding award, restricted stock, options, stock appreciation rights, or other property rights of M&I granted to Ms. Knickerbocker will lapse, and such awards will become fully vested, except in certain circumstances. In addition, upon certain events following a change of control, Ms. Knickerbocker’s options will remain exercisable for the lesser of (a) the remainder of their respective terms or (b) one year after Ms. Knickerbocker’s death.

The Change of Control Agreement also provides for “gross-up” payments in the event payments to Ms. Knickerbocker under the Change of Control Agreement are subject to the excise tax provided for under Section 4999 of the Internal Revenue Code of 1986, as amended, or any similar federal, state or local tax which may be imposed, in an amount such that the net amount retained by Ms. Kickerbocker, after deduction of any excise tax on the payments and any federal, state and local income tax and excise tax on the gross-up payment, will be equal to the payments then due.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005, except for information as to executive officers and M&I’s Code of Business Conduct and Ethics which is set forth in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005, except for information as to executive officers which is set foth in Part I of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Consolidated Financial Statements:
		Balance Sheets – December 31, 2004 and 2003	54
		Statements of Income – years ended December 31, 2004, 2003 and 2002	55
		Statements of Cash Flows – years ended December 31, 2004, 2003 and 2002	56
		Statements of Shareholders’ Equity – years ended December 31, 2004, 2003 and 2002	57
		Notes to Consolidated Financial Statements	60
		Quarterly Financial Information (Unaudited)	107
		Report of Independent Registered Public Accounting Firm	108

	2.	Financial Statement Schedules

		All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

	3.	Exhibits

		See Index to Exhibits of this Form 10-K, which is incorporated herein by reference. Shareholders may obtain a copy of any Exhibit free of charge by calling M&I’s Shareholder Information Line at 1-800-318-0208.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION

By:	/s/ Dennis J. Kuester
Dennis J. Kuester
Chairman, Chief Executive Officer and President

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John M. Presley
John M. Presley
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)	Date: March 14, 2005

/s/ Patricia R. Justiliano
Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)	Date: March 14, 2005

Directors:	Richard A. Abdoo, David L. Andreas, Andrew N. Baur, Jon F. Chait, Bruce E. Jacobs, Ted D. Kellner, Dennis J. Kuester, Katharine C. Lyall, John A. Mellowes, Edward L. Meyer, Jr., Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, Robert A. Schaefer, John S. Shiely, James A. Urdan, Debra S. Waller, George E. Wardeberg and James B. Wigdale.

By:	/s/ Randall J. Erickson	Date: March 14, 2005
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 15(a)3)

ITEM

(3) (a)	Restated Articles of Incorporation, as amended, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 1-15403

(b)	By-laws, as amended, incorporated by reference to M&I’s Current Report on Form 8-K dated August 30, 2002, SEC File No. 1-15403

(4)	Instruments defining the rights of security holders, including indentures†

(10) (a)	Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

(b)	1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 1-15403*

(c)	Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 1-15403*

(d)	Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I’s Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 1-15403*

(e)	Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 1997 Annual Meeting of Shareholders*

(f)	Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

(g)	Security Bank S.S.B. Deferred Compensation Plans for Key Executive Officers and Directors, incorporated by reference to Security Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 33-68982)*

(h)	Security Bank S.S.B. Supplemental Pension Plan, incorporated by reference to Security Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 33-68982)*

(i)	Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, SEC File No. 1-15403*

(j)	Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 2000 Annual Meeting of Shareholders*

(k)	Form of Change of Control Agreements between M&I and Mr. Kuester, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(l)	Form of Change of Control Agreements between M&I and Ms. Justiliano and Messrs. O’Neill, Renard, Roberts, Root and Wilson, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(m)	Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

(n)	Change of Control Agreement, dated April 16, 2001, between M&I and Mr. Furlong, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-15403*

(o)	Change of Control Agreement, dated January 10, 2001, between M&I and Mr. Hogan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-15403*

(p)	Change of Control Agreement, dated May 20, 2002, between M&I and Ms. Maas, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-15403*

(q)	Change of Control Agreement, dated May 31, 2002, between M&I and Mr. Erickson, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-15403*

(r)	Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to the Registration Statement on Form S-8 of Mississippi Valley Bancshares, Inc. (Reg. No. 333-47124)*

(s)	Letter Agreement, dated June 17, 2002, between M&I Marshall & Ilsley Bank and Andrew N. Baur and Noncompete Agreement, dated June 17, 2002, between M&I and Andrew N. Baur, incorporated by reference to M&I’s Registration Statement on Form S-4 (Reg. No. 333-92472)*

(t)	Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 2003 Annual Meeting of Shareholders*

(u)	Change of Control Agreement, dated June 30, 2003, between M&I and Mr. Krei, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, SEC File No. 1-15403*

(v)	Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

(w)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust II between M&I and Marshall & Ilsley Trust Company N.A., incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

(x)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust III between M&I and Marshall & Ilsley Trust Company N.A., incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

(y)	Change of Control Agreement, dated November 30, 2003, between M&I and Mr. Deneen, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(z)	Marshall & Ilsley Corporation 2003 Death Benefit Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(aa)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Kuester, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(bb)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Wigdale, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(cc)	Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(dd)	Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(ee)	Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(ff)	Change of Control Agreement dated February 19, 2004, between M&I and Mr. Martire, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-15403*

(gg)	Letter Agreement dated April 12, 2004, between M&I and Mr. Bolger, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-15403*

(hh)	Metavante Change of Control Agreement dated May 12, 2004, between M&I and Mr. Martire, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 1-15403*

(ii)	Change of Control Agreement dated January 10, 2001, between M&I and Mr. Ellis, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-15403*

(jj)	Form of Amendment to Change of Control Agreements dated October 18, 2001, between M&I and Ms. Justiliano and Messrs. Ellis, Hogan, O’Neill, Renard, Roberts, Root and Wilson, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-15403*

(kk)	Change of Control Agreement dated October 18, 2004, between M&I and Mr. Presley, incorporated by reference to M&I’s Current Report on Form 8-K/A filed October 22, 2004, SEC File No. 1-15403*

(ll)	Consulting Agreement dated December 15, 2004, between M&I and Mr. Wigdale, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(mm)	Consulting Agreement dated December 15, 2004 between Southwest Bank of St. Louis and Mr. Baur, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(nn)	2005 Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(oo)	Marshall & Ilsley Corporation 2005 Executive Deferred Compensation Plan, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(pp)	Form of Certificate of Nonstatutory Stock Option Award Agreement and Terms of the Award Agreement*

(qq)	Summary of Non-Employee Director Compensation*

(rr)	Summary of Named Executive Officer Base Salaries Effective January 1, 2005*

(ss)	Summary of Terms of Nonqualified Supplemental Retirement Plan for Mark F. Furlong*

(tt)	Change of Control Agreement dated March 10, 2005, between M&I and Ms. Knickerbocker*

(11)	Computation of Net Income Per Common Share, incorporated by reference to Note 3 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data

(12)	Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Business Conduct and Ethics

(21)	Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of Attorney

(31) (a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of M&I does not exceed 10% of the total assets of M&I and its subsidiaries on a consolidated basis. M&I agrees to furnish to the Commission upon request a copy of any such instrument.

*	Management contract or compensatory plan or arrangement.