Form 10-Q
period 2005-03-31
MARSHALL & ILSLEY CORP/WI/
filed 2005-05-10
CIK 62741

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2005

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            April 30, 2005
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   228,957,293

==========================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                               March 31,    December 31,   March 31,
                                                                 2005          2004          2004
                                                            -------------- ------------- ------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                    $    873,102  $    838,668  $    690,920
  Federal funds sold and security resale agreements                86,822        72,515        22,867
  Money market funds                                               53,594        76,955        43,371
                                                              ------------  ------------  ------------
Total cash and cash equivalents                                 1,013,518       988,138       757,158

Investment securities:
  Trading securities, at market value                              24,379        18,418        46,554
  Interest bearing deposits at other banks                         17,272        23,105        69,364
  Available for sale, at market value                           5,459,388     5,358,999     5,207,164
  Held to maturity, market value $730,046
    ($765,101 December 31, and $864,765 March 31, 2004)           698,826       726,386       802,452
                                                              ------------  ------------  ------------
Total investment securities                                     6,199,865     6,126,908     6,125,534

Loans held for sale                                               135,006        81,662       112,984

Loans and leases:
  Loans and leases, net of unearned income                     30,447,652    29,455,110    25,942,941
  Less: Allowance for loan and lease losses                       358,280       358,110       353,687
                                                              ------------  ------------  ------------
Net loans and leases                                           30,089,372    29,097,000    25,589,254

Premises and equipment, net                                       444,702       467,225       434,376
Goodwill and other intangibles                                  2,152,116     2,126,433     1,104,195
Accrued interest and other assets                               1,605,942     1,550,036     1,352,934
                                                              ------------  ------------  ------------
Total Assets                                                 $ 41,640,521  $ 40,437,402  $ 35,476,435
                                                              ============  ============  ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                        $  4,789,802  $  4,888,426  $  4,359,686
  Interest bearing                                             20,911,906    21,566,661    18,791,325
                                                              ------------  ------------  ------------
Total deposits                                                 25,701,708    26,455,087    23,151,011

Federal funds purchased and security repurchase agreements      1,868,291     1,488,855     2,791,246
Other short-term borrowings                                     2,588,041     2,041,181     1,827,355
Accrued expenses and other liabilities                          1,567,960     1,535,866     1,083,344
Long-term borrowings                                            5,892,119     5,026,599     3,221,121
                                                              ------------  ------------  ------------
Total liabilities                                              37,618,119    36,547,588    32,074,077

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value;
    2,000,000 shares authorized                                        --            --            --
  Common stock, $1.00 par value; 244,432,222 shares issued
    (244,432,222 shares at December 31, 2004 and 240,832,522
    shares at March 31, 2004)                                     244,432       244,432       240,833
  Additional paid-in capital                                      679,030       671,815       553,968
  Retained earnings                                             3,630,259     3,508,477     3,167,467
  Accumulated other comprehensive income,
    net of related taxes                                          (16,353)       23,338        38,230
  Less: Treasury stock, at cost: 15,689,406 shares
          (17,091,528 December 31, and
          18,768,505 March 31, 2005                               475,719       518,231       569,056
        Deferred compensation                                      39,247        40,017        29,084
                                                              ------------  ------------  ------------
Total shareholders' equity                                      4,022,402     3,889,814     3,402,358
                                                              ------------  ------------  ------------
Total Liabilities and Shareholders' Equity                   $ 41,640,521  $ 40,437,402  $ 35,476,435
                                                              ============  ============  ============
See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             ($000's except per share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                    2005           2004
                                                               -------------  -------------
Interest income
---------------
  Loans and leases                                            $     416,844  $     325,952
  Investment securities:
    Taxable                                                          51,943         48,317
    Exempt from federal income taxes                                 15,407         14,171
  Trading securities                                                     69             89
  Short-term investments                                              1,344            544
                                                               -------------  -------------
Total interest income                                               485,607        389,073

Interest expense
----------------
  Deposits                                                          103,490         55,549
  Short-term borrowings                                              21,962         15,836
  Long-term borrowings                                               68,374         39,052
                                                               -------------  -------------
Total interest expense                                              193,826        110,437

Net interest income                                                 291,781        278,636
Provision for loan and lease losses                                   8,126          9,027
                                                               -------------  -------------
Net interest income after
  provision for loan and lease losses                               283,655        269,609

Other income
------------
  Data processing services                                          272,367        186,124
  Item processing                                                    10,565         11,432
  Trust services                                                     40,346         36,250
  Service charges on deposits                                        23,570         25,523
  Gains on sale of mortgage loans                                     6,937          5,199
  Other mortgage banking revenue                                      1,033          1,765
  Net investment securities gains (losses)                            5,849           (529)
  Life insurance revenue                                              6,209          6,680
  Other                                                              42,658         40,985
                                                               -------------  -------------
Total other income                                                  409,534        313,429

Other expense
  Salaries and employee benefits                                    238,532        203,928
  Net occupancy                                                      22,364         19,195
  Equipment                                                          31,010         28,168
  Software expenses                                                  13,352         11,225
  Processing charges                                                 14,925         13,049
  Supplies and printing                                               6,496          5,706
  Professional services                                              10,886          9,072
  Shipping and handling                                              19,635         16,424
  Amortization of intangibles                                         8,092          5,452
  Other                                                              71,154         50,109
                                                               -------------  -------------
Total other expense                                                 436,446        362,328
                                                               -------------  -------------
Income before income taxes                                          256,743        220,710
Provision for income taxes                                           87,163         74,601
                                                               -------------  -------------
Net income                                                    $     169,580  $     146,109
                                                               =============  =============
Net income per common share
  Basic                                                       $        0.75  $        0.66
  Diluted                                                              0.73           0.65

Dividends paid per common share                               $       0.210  $       0.180

Weighted average common shares outstanding (000's):
  Basic                                                             227,557        222,301
  Diluted                                                           231,610        226,025

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     ($000's)

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                    2005           2004
                                                               -------------  -------------
Net Cash Provided by Operating Activities                     $     178,844  $     155,723

Cash Flows From Investing Activities:
  Proceeds from sales of securities available for sale               16,286          4,412
  Proceeds from maturities of securities available for sale         260,792        253,449
  Proceeds from maturities of securities held to maturity            27,412         18,494
  Purchases of securities available for sale                       (445,348)      (660,834)
  Net increase in loans                                          (1,058,364)      (850,516)
  Purchases of assets to be leased                                  (43,929)       (52,302)
  Principal payments on lease receivables                            48,682         76,067
  Sales (Purchases) of premises and equipment, net                    4,812        (12,613)
  Acquisitions, net of cash and cash equivalents acquired           (12,308)        (6,803)
  Other                                                               4,038          3,906
                                                               -------------  -------------
Net cash used in investing activities                            (1,197,927)    (1,226,740)

Cash Flows From Financing Activities:
  Net (decrease)  increase in deposits                             (733,197)       871,889
  Proceeds from issuance of commercial paper                      1,352,463      1,412,913
  Principal payments on commercial paper                         (1,366,906)    (1,393,722)
  Net increase (decrease) in other short-term borrowings            699,661       (325,207)
  Proceeds from issuance of long-term borrowings                  1,153,537        575,596
  Payments of long-term borrowings                                  (21,832)      (109,247)
  Dividends paid                                                    (47,798)       (39,888)
  Purchases of common stock                                              --        (98,381)
  Other                                                               8,535         22,596
                                                               -------------  -------------
Net cash provided by financing activities                         1,044,463        916,549
                                                               -------------  -------------
Net increase (decrease) in cash and cash equivalents                 25,380       (154,468)

Cash and cash equivalents, beginning of year                        988,138        911,626
                                                               -------------  -------------
Cash and cash equivalents, end of period                      $   1,013,518  $     757,158
                                                               =============  =============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                  $     186,011  $     112,835
    Income taxes                                                     11,394          6,366

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2005 & 2004 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2004 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2004 consolidated financial statements and analyses have been reclassified to conform with the 2005 presentation.

  2. New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised
     2004) Share-based Payment ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) also provides guidance on measuring the fair value of share-based payment awards.

     The Corporation was originally required to adopt SFAS 123(R) beginning in the third quarter of 2005. In April 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a new rule that amends the compliance dates for SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year. The Corporation plans to adopt SFAS 123(R) effective January 1, 2006.

     On March 29, 2005 the SEC released Staff Accounting Bulletin No. 107, "Share-based Payment" ("SAB 107"). SAB 107 expresses views of the SEC Staff regarding the application of SFAS 123(R). SAB 107 is intended to assist both public entities in applying the provisions of SFAS 123(R) and investors and other users of financial statements in analyzing the information provided under SFAS 123(R).

  3. Comprehensive Income

     The following tables present the Corporation's comprehensive income
     ($000's):

                                                        Three Months Ended March 31, 2005
                                                   -----------------------------------------
                                                     Before-Tax  Tax (Expense)  Net-of-Tax
                                                       Amount       Benefit       Amount
                                                   ------------- ------------- -------------
    Net income                                                                 $    169,580

    Other comprehensive income:
      Unrealized gains (losses) on securities:
      Arising during the period                    $    (75,719) $     26,739       (48,980)
      Reclassification for securities
        transactions included in net income                  26            (9)           17
                                                    ------------  ------------  ------------
          Unrealized gains (losses)                     (75,693)       26,730       (48,963)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                        11,191        (3,917)        7,274
        Reclassification adjustments for
          hedging activities included in net income       3,074        (1,076)        1,998
                                                    ------------  ------------  ------------
          Net gains (losses)                       $     14,265  $     (4,993)        9,272
                                                    ------------  ------------  ------------
    Other comprehensive income (loss)                                               (39,691)
                                                                                ------------
    Total comprehensive income                                                 $    129,889
                                                                                ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2005 & 2004 (Unaudited)

                                                        Three Months Ended March 31, 2004
                                                   -----------------------------------------
                                                     Before-Tax  Tax (Expense)  Net-of-Tax
                                                       Amount       Benefit       Amount
                                                   ------------- ------------- -------------
    Net income                                                                 $    146,109

    Other comprehensive income:
      Unrealized gains (losses) on securities:
      Arising during the period                    $     42,444  $    (14,897)       27,547
      Reclassification for securities
        transactions included in net income                  --            --            --
                                                    ------------  ------------  ------------
          Unrealized gains (losses)                      42,444       (14,897)       27,547

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                         3,297        (1,154)        2,143
        Reclassification adjustments for
          hedging activities included in net income       8,994        (3,148)        5,846
                                                    ------------  ------------  ------------
          Net gains (losses)                       $     12,291  $     (4,302)        7,989
                                                    ------------  ------------  ------------
    Other comprehensive income (loss)                                                35,536
                                                                                ------------
    Total comprehensive income                                                 $    181,645
                                                                                ============

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                       Three Months Ended March 31, 2005
                                                   -----------------------------------------
                                                       Income     Average Shares  Per Share
                                                    (Numerator)    (Denominator)    Amount
                                                   ------------- --------------- -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders      $    169,580         227,557  $     0.75
                                                                                  ==========
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
        and Other Plans                                      --           4,053
                                                    ------------  --------------
    Diluted Earnings Per Share

      Income Available to Common Shareholders      $    169,580         231,610  $     0.73
                                                                                  ==========

                                                       Three Months Ended March 31, 2004
                                                   -----------------------------------------
                                                       Income     Average Shares  Per Share
                                                    (Numerator)    (Denominator)    Amount
                                                   ------------- --------------- -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders      $    146,109         222,301  $     0.66
                                                                                  ==========
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
        and Other Plans                                      --           3,724
                                                    ------------  --------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders      $    146,109         226,025  $     0.65
                                                                                  ==========

     Options to purchase shares of common stock not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares are as follows (000's except price range data):

                             Three Months Ended March 31,
                      ----------------------------------------
                              2005                  2004
                      --------------------  ------------------

           Shares            3,358                    9

           Price Range $41.870 - $44.200     $39.340 - $40.150

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2005 & 2004 (Unaudited)

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

     The largest difference between SFAS 123 and APBO 25 as they relate to the Corporation is the amount of compensation cost attributable to the Corporation's fixed stock option plans and employee stock purchase plan ("ESPP"). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount (15%) and the plan meets the definition of a qualified plan under the Internal Revenue Code and meets the requirements of APBO
     25. Under SFAS 123 the safe-harbor discount threshold is 5% for a plan to be non-compensatory. SFAS 123 compensation cost would equal the initial discount (15% of beginning of plan period price per share) plus the value of a one year call option on 85% of a share of stock for each share purchased.

     As permitted by SFAS 123, the Corporation continues to measure compensation cost for such plans using the accounting method prescribed by APBO 25. See Note 2.

     Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following estimated pro forma amounts ($000's except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                           2005         2004
                                                        ----------   ----------
        Net Income, as reported                         $ 169,580    $ 146,109
        Add:  Stock-based employee compensation expense
              included in reported net income, net of       1,072        1,422
        Less: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of tax            (5,567)      (6,224)
                                                         ---------    ---------
        Pro forma net income                            $ 165,085    $ 141,307
                                                         =========    =========
        Basic earnings per share:
              As reported                               $    0.75    $    0.66
              Pro forma                                      0.73         0.64

        Diluted earnings per share:
              As reported                                $   0.73    $    0.65
              Pro forma                                      0.71         0.62

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2005 & 2004 (Unaudited)

  5. Business Combinations

     The following acquisition, which was not considered a material business combination, was completed during the first quarter of 2005:

     In February 2005, Metavante completed the acquisition of all of the outstanding stock of Prime Associates, Inc. ("Prime") of Clark, New Jersey, for $24.5 million. Total consideration consisted of 563,114 shares of Marshall & Ilsley Corporation common stock valued at $24.0 million and $0.5 million in cash. Prime is a provider of anti-money laundering and fraud interdiction software and data products for financial institutions, insurance companies and securities firms. Additional consideration up to $4.0 million may be paid based upon attainment of certain earnings levels in the year ending December 31, 2005. Contingent payments, if made, would be reflected as adjustments to goodwill. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $19.9 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $4.2 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.


  6. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                             March 31,    December 31,     March 31,
                                               2005           2004           2004
                                          -------------- -------------- --------------
 Investment securities available for sale:
   U.S. treasury and government agencies  $   4,219,316  $   4,157,374  $   4,204,236
   State and political subdivisions             571,387        504,027        357,737
   Mortgage backed securities                   142,310        150,658        142,583
   Other                                        526,375        546,940        502,608
                                           -------------  -------------  -------------
 Total                                    $   5,459,388  $   5,358,999  $   5,207,164
                                           =============  =============  =============

 Investment securities held to maturity:
   State and political subdivisions       $     696,526  $     724,086  $     799,632
   Other                                          2,300          2,300          2,820
                                           -------------  -------------  -------------
 Total                                    $     698,826  $     726,386  $     802,452
                                           =============  =============  =============

     The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2005 ($000's):

                            Less than 12 months        12 months or more              Total
                         ------------------------- ------------------------- -------------------------
                              Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
                             Value       Losses        Value       Losses        Value       Losses
                         ------------ ------------ ------------ ------------ ------------ ------------
U.S. treasury and
  government agencies    $ 3,414,261  $    54,543  $   140,149  $     5,195  $ 3,554,410  $    59,738
State and political
  subdivisions               135,357        3,262       20,805          747      156,162        4,009
Mortgage backed
  securities                 135,109        1,996           --           --      135,109        1,996
Other                          6,999            1        1,802           17        8,801           18
                          -----------  -----------  -----------  -----------  -----------  -----------
Total                    $ 3,691,726  $    59,802  $   162,756  $     5,959  $ 3,854,482  $    65,761
                          ===========  ===========  ===========  ===========  ===========  ===========

     The Corporation believes that the unrealized losses in the investment securities portfolio resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2005 & 2004 (Unaudited)

  7. The Corporation's loan and lease portfolio, including loans held for sale, consists of the following ($000's):

                                             March 31,    December 31,     March 31,
                                               2005           2004           2004
                                          -------------- -------------- --------------
 Commercial, financial and agricultural   $   8,708,376  $   8,483,046  $   7,288,396
 Cash flow hedging
   instruments at fair value                    (28,333)        (1,583)        36,058
                                           -------------  -------------  -------------
   Commercial, financial and agricultural     8,680,043      8,481,463      7,324,454
 Real estate:
   Construction                               2,565,783      2,265,227      1,794,206
   Residential mortgage                       8,926,430      8,548,029      7,246,141
   Commercial mortgage                        8,412,078      8,164,099      7,362,506
                                           -------------  -------------  -------------
 Total real estate                           19,904,291     18,977,355     16,402,853
 Personal                                     1,456,111      1,540,024      1,761,886
 Lease financing                                542,213        537,930        566,732
                                           -------------  -------------  -------------
     Total loans and leases               $  30,582,658  $  29,536,772  $  26,055,925
                                           =============  =============  =============

  8. Sale of Receivables

     During the first quarter of 2005, automobile loans with principal balances of $106.5 million were sold in securitization transactions. Net losses of $0.5 million were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations, primarily servicing fees, amounted to $1.0 million in the current quarter.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the first quarter were as follows (rate per annum):

         Prepayment speed (CPR)                  15-40 %
         Weighted average life (in months)        20.0
         Expected credit losses (based
           on original balances)             0.22-0.74 %
         Residual cash flow discount rate         12.0 %
         Variable returns to transferees     Forward one month LIBOR yield curve

     At March 31, 2005, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                       Total
                                           Securitized  Portfolio     Managed
                                           ----------- ----------- ------------
         Loan balances                     $  980,433  $  249,888  $ 1,230,321
         Principal amounts of loans
           60 days or more past due               735         219          954
         Net credit losses year to date           588         144          732

  9. Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows ($000's):

                                             Banking     Metavante       Others        Total
                                         ------------- ------------- ------------- -------------
 Goodwill balance as of January 1, 2005  $    815,086  $    978,418  $      5,412  $  1,798,916
 Goodwill acquired during the period               --        19,909            --        19,909
 Purchase accounting adjustments                   --         9,484            --         9,484
                                          ------------  ------------  ------------  ------------
 Goodwill balance as of  March 31, 2005  $    815,086  $  1,007,811  $      5,412  $  1,828,309
                                          ============  ============  ============  ============

     Goodwill acquired for the Metavante segment includes initial goodwill relating to the acquisition of Prime in the first quarter of 2005.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2005 & 2004 (Unaudited)

     Purchase accounting adjustments for Metavante in the first quarter of 2005 represent the effect of a contingent payment made as a result of achieving certain revenue and profitability targets for the Printing For Systems, Inc. acquisition along with adjustments made to the initial estimates of fair value associated with the Kirchman Corporation, Advanced Financial Solutions, Inc. and its affiliated companies, NYCE Corporation and Response Data Corp. acquisitions.

     At March 31, 2005, the Corporation's other intangible assets consisted of the following ($000's):

                                                                    March 31, 2005
                                                      -----------------------------------------
                                                                         Accum-
                                                          Gross          ulated         Net
                                                         Carrying        Amort-       Carrying
                                                          Amount        ization        Value
                                                      ------------- ------------- -------------
 Other intangible assets
   Core deposit intangible                            $    154,015  $     73,174  $     80,841
   Data processing contract rights/customer lists          254,448        20,367       234,081
   Trust customers                                           4,750           901         3,849
   Tradename                                                 2,775         2,146           629
   Other Intangibles                                         1,250           208         1,042
                                                       ------------  ------------  ------------
                                                      $    417,238  $     96,796  $    320,442
                                                       ============  ============  ============
 Mortgage loan servicing rights                                                   $      3,365
                                                                                   ============

 10. The Corporation's deposit liabilities consists of the following
     ($000's):

                                             March 31,    December 31,     March 31,
                                               2005           2004           2004
                                          -------------- -------------- --------------
 Noninterest bearing demand               $   4,789,802  $   4,888,426  $   4,359,686

 Savings and NOW                             10,104,075     10,118,415      9,093,090
 Cash flow hedge-Brokered MMDA                   (4,774)        (1,445)            --
                                           -------------  -------------  -------------
   Total Savings and NOW                     10,099,301     10,116,970      9,093,090

 CD's $100,000 and over                       5,672,869      5,592,947      5,242,748
 Cash flow hedge-Institutional CDs              (23,652)        (8,977)        22,943
                                           -------------  -------------  -------------
   Total CD's $100,000 and over               5,649,217      5,583,970      5,265,691

 Other time deposits                          2,884,075      2,721,214      2,591,887
 Foreign deposits                             2,279,313      3,144,507      1,840,657
                                           -------------  -------------  -------------
     Total deposits                       $  25,701,708  $  26,455,087  $  23,151,011
                                           =============  =============  =============

 11. Derivative Financial Instruments and Hedging Activities

     The following is an update of the Corporation's use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2004. Generally there were no substantive changes in the types of derivative financial instruments the Corporation employs or its hedging activities in the three months ended March 31, 2005.

     Trading Instruments and Other Free Standing Derivatives

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2005 & 2004 (Unaudited)

     At March 31, 2005, free standing interest rate swaps consisted of $1.7 billion in notional amount of receive fixed/pay floating with an aggregate negative fair value of $19.3 million and $1.0 billion in notional amount of pay fixed/receive floating with an aggregate positive fair value of $18.1 million.

     At March 31, 2005, interest rate caps purchased amounted to $33.8 million in notional amount with a positive fair value of $0.3 million and interest rate caps sold amounted to $33.8 million in notional amount with a negative fair value of $0.3 million.

     At March 31, 2005, the notional value of interest rate futures designated as trading was $3.3 billion with a negative fair value of $0.4 million.

     Fair Value Hedges

     The following table presents updated information with respect to selected fair value hedges.

Fair Value Hedges
March 31, 2005                                                           Weighted
                                                  Notional      Fair     Average
          Hedged                 Hedging           Amount      Value    Remaining
           Item                 Instrument       ($ in mil)  ($ in mil) Term (Yrs)
 -------------------------- ------------------- ----------- ----------- ----------
 Fixed Rate CDs             Receive Fixed Swap  $    682.5  $    (15.5)      10.0

 Medium Term Notes          Receive Fixed Swap       366.9        (4.0)       8.3

 Fixed Rate Bank Notes      Receive Fixed Swap       838.6       (18.0)       8.2

 Institutional CDs          Receive Fixed Swap         5.0        (0.2)      14.0

     The impact from fair value hedges to total net interest income for the three months ended March 31, 2005 was a positive $7.1 million. The impact to net interest income due to ineffectiveness was immaterial.

     Cash Flow Hedges

     The following table updates the Corporation's cash flow hedges.

Cash Flow Hedges
March 31, 2005                                                           Weighted
                                                  Notional      Fair     Average
          Hedged                 Hedging           Amount      Value    Remaining
           Item                 Instrument       ($ in mil)  ($ in mil) Term (Yrs)
 -------------------------- ------------------- ----------- ----------- ----------
 Variable Rate Loans        Receive Fixed Swap  $  1,150.0  $    (28.3)       4.6

 Institutional CDs            Pay Fixed Swap       2,355.0        23.7        1.3

 Federal  Funds Purchased     Pay Fixed Swap         300.0        (5.0)       2.1

 FHLB Advances                Pay Fixed Swap         920.0        21.6        3.2

 Money Market Account         Pay Fixed Swap         250.0         4.8        2.3

     The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the three months ended March 31, 2005 was a negative $2.8 million. The impact due to ineffectiveness was immaterial.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2005 & 2004 (Unaudited)

     Net periodic postretirement benefit costs for the three month periods ended March 31, 2005 and 2004 includes the following components ($000's):

                                                   Three Months Ended
                                                        March 31,
                                              ---------------------------
                                                   2005          2004
                                              ------------- -------------
      Service cost                            $        553  $        631
      Interest on APBO                               1,159         1,366
      Expected return on assets                       (149)           --
      Prior service amortization                      (681)         (680)
      Actuarial loss amortization                      264           563
      Other                                             --            --
                                               ------------  ------------
                                              $      1,146  $      1,880
                                               ============  ============

     Benefit payments and expenses, net of participant contributions for the three months ended March 31, 2005 amounted to $1.0 million.

     As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 (Note 18 in Notes to the Consolidated Financial Statements contained in Item 8), on January 21, 2005 final regulations establishing how prescription drug benefit programs under Medicare (Medicare Part D) will operate were published. After evaluating the final regulations, the Corporation has determined that the impact of the final regulations on its postretirement costs was not material.


 13. Segments

     The following represents the Corporation's operating segments as of and for the three months ended March 31, 2005 and 2004. There have not been any changes to the way the Corporation organizes its segments. Fees - Intercompany represent intercompany revenues charged to other segments for providing certain services. Expenses
     - Intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - Intercompany are not the costs of that segment's reported intercompany revenues. Intersegment expenses and assets have been eliminated ($ in millions):

                                                   Three Months Ended March 31, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     296.6   $      (8.0)  $       5.0   $      (1.8)  $      --    $      291.8

Other income
  Fees - other                   87.2         272.4          48.2           1.7          --           409.5
  Fees - intercompany            14.6          22.1           4.7          21.7        (63.1)           --
                           -----------   -----------   -----------   -----------   ----------   ------------
Total other income              101.8         294.5          52.9          23.4        (63.1)         409.5

Other expense
  Expenses - other              153.6         229.4          31.1          21.7          0.6          436.4
  Expenses - intercompany        39.3          10.4          12.5           1.5        (63.7)           --
                           -----------   -----------   -----------   -----------   ----------   ------------
Total other expense             192.9         239.8          43.6          23.2        (63.1)         436.4
Provision for loan
  and lease losses                7.8           --            0.3           --           --             8.1
                           -----------   -----------   -----------   -----------   ----------   ------------
Income (loss) before taxes      197.7          46.7          14.0          (1.6)         --           256.8
Income tax
  expense (benefit)              64.6          18.5           5.4          (1.3)         --            87.2
                           -----------   -----------   -----------   -----------   ----------   ------------
Segment income (loss)     $     133.1   $      28.2   $       8.6   $      (0.3)  $      --    $      169.6
                           ===========   ===========   ===========   ===========   ==========   ============
Identifiable assets       $  39,324.7   $   2,419.6   $     669.2   $     824.7   $ (1,597.7)  $   41,640.5
                           ===========   ===========   ===========   ===========   ==========   ============
Return on average equity         16.3 %        19.6 %        14.1 %                                    17.3 %
                           ===========   ===========   ===========                              ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2005 & 2004 (Unaudited)

                                                   Three Months Ended March 31, 2004
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     274.8   $      (0.2)  $       6.4   $      (2.4)  $      --    $      278.6

Other income
  Fees - other                   83.1         186.1          43.3           0.9          --           313.4
  Fees - intercompany            15.7          18.9           4.8          17.5        (56.9)           --
                           -----------   -----------   -----------   -----------   ----------   ------------
Total other income               98.8         205.0          48.1          18.4        (56.9)         313.4

Other expense
  Expenses - other              152.2         164.0          29.8          16.8         (0.5)         362.3
  Expenses - intercompany        33.2          10.9          12.2           0.1        (56.4)           --
                           -----------   -----------   -----------   -----------   ----------   ------------
Total other expense             185.4         174.9          42.0          16.9        (56.9)         362.3
Provision for loan
  and lease losses                8.3           --            0.7           --           --             9.0
                           -----------   -----------   -----------   -----------   ----------   ------------
Income (loss) before taxes      179.9          29.9          11.8          (0.9)         --           220.7
Income tax
  expense (benefit)              58.9          11.8           4.5          (0.6)         --            74.6
                           -----------   -----------   -----------   -----------   ----------   ------------
Segment income (loss)     $     121.0   $      18.1   $       7.3   $      (0.3)  $      --    $      146.1
                           ===========   ===========   ===========   ===========   ==========   ============
Identifiable assets       $  34,415.8   $     979.9   $     642.3   $     496.2   $ (1,057.8)  $   35,476.4
                           ===========   ===========   ===========   ===========   ==========   ============
Return on average equity         16.1 %        18.8 %        11.6 %                                    17.4 %
                           ===========   ===========   ===========                              ============

     Total Revenue, net interest income plus other income, by type in Others consists of the following ($ in millions):

                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                   2005          2004
                                               ------------  ------------
       Trust Services                          $      39.6   $      35.5
       Residential Mortgage Banking                    5.0           6.2
       Capital Markets                                 0.7          (0.7)
       Brokerage and Insurance                         7.1           6.8
       Commercial Leasing                              3.4           4.0
       Commercial Mortgage Banking                     1.2           1.6
       Others                                          0.9           1.1
                                                -----------   -----------
       Total revenue                           $      57.9   $      54.5
                                                ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

                               MARSHALL & ILSLEY CORPORATION
                       CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                         ($000's)

                                                                   Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                  2005             2004
                                                             --------------   --------------
Assets
------
Cash and due from banks                                      $     918,907    $     771,175

Investment securities:
  Trading securities                                                23,113           23,267
  Short-term investments                                           186,993          212,512
  Other investment securities:
    Taxable                                                      4,822,827        4,533,085
    Tax-exempt                                                   1,278,156        1,146,670
                                                              -------------    -------------
Total investment securities                                      6,311,089        5,915,534

Loans and leases:
  Loans and leases, net of unearned income                      29,883,640       25,427,518
  Less: Allowance for loan and lease losses                        360,948          356,146
                                                              -------------    -------------
  Net loans and leases                                          29,522,692       25,071,372

Premises and equipment, net                                        450,806          438,386
Accrued interest and other assets                                3,837,773        2,647,182
                                                              -------------    -------------
Total Assets                                                 $  41,041,267    $  34,843,649
                                                              =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                        $   4,693,268    $   4,316,158
  Interest bearing                                              20,540,811       18,198,398
                                                              -------------    -------------
Total deposits                                                  25,234,079       22,514,556

Federal funds purchased and security repurchase agreements       1,944,851        2,521,642
Other short-term borrowings                                        948,080          906,913
Long-term borrowings                                             7,205,154        4,242,589
Accrued expenses and other liabilities                           1,729,543        1,283,938
                                                              -------------    -------------
Total liabilities                                               37,061,707       31,469,638

Shareholders' equity                                             3,979,560        3,374,011
                                                              -------------    -------------
Total Liabilities and Shareholders' Equity                   $  41,041,267    $  34,843,649
                                                              =============    =============

                                 OVERVIEW
                                 --------
Management believes the first quarter of 2005 produced strong financial results. Loan growth continued its strong momentum from 2004, the improvement in credit quality continues to exceed management's expectations and year-over-year growth in noninterest bearing deposits was encouraging as was the continued growth in revenue and earnings by the data processing segment ("Metavante").

Net income for the first quarter of 2005 amounted to $169.6 million compared to $146.1 million for the same period in the prior year, an increase of $23.5 million, or 16.1%. Diluted earnings per share were $0.73 for the three months ended March 31, 2005, compared with $0.65 for the three months ended March 31, 2004, an increase of 12.3%. The return on average assets and average equity was 1.68% and 17.28%, respectively, for the quarter ended March 31, 2005, and 1.69% and 17.42%, respectively, for the quarter ended March 31, 2004.

Earnings growth for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was attributable to a number of factors. The increase in net interest income was driven by loan and deposit growth. Net interest income growth was somewhat mitigated by the financing costs associated with Metavante's 2004 acquisitions. The continued improvement in credit quality resulted in lower provisions for loan and lease losses. Metavante and the trust services reporting unit continued to exhibit growth in both revenue and earnings. Metavante's growth in revenue and earnings reflects, in part, higher transaction volumes and increased card production and the impact of its acquisition and divestiture activities. These activities included one acquisition completed in the first quarter of 2005 and six acquisitions and two divestitures completed in 2004. For the three months ended March 31, 2005, the Corporation realized a gain due to the change in control of PULSE EFT Associates. These factors along with continued expense management resulted in double-digit earnings growth in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Current operating trends and financial results have been positive and are a confirmation of the Corporation's overall strategy of driving earnings per share growth by: (1) expanding banking operations into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services; (3) expanding trust services and other wealth management product and service offerings for high net-worth individuals; and (4) growing Metavante's business through organic growth and acquisitions.

Management believes that there are some key factors that could affect future operating trends and financial results. Management believes that credit losses will likely return to historical levels. While it is unclear when this will occur, management does not believe that current net charge-off levels are sustainable indefinitely. The Federal Reserve Board's current tightening cycle will eventually constrain economic growth, which will in turn slow future loan growth. Rapidly shifting and unstable yield curves make balance sheet management vulnerable to potential earnings volatility. While the Corporation has taken what it believes to be a conservative position relative to a generally rising interest rate environment, shifts in customer behavior and re-pricing characteristics present a persistent challenge. Competitive pressures on product pricing for both loans and deposits may result in slower growth in future periods to the extent such pressure results in spreads (profit) on incremental business below levels the Corporation believes to be economically prudent.

Management continues to believe that the 2005 outlook provided in the Corporation's 2004 Annual Report on Form 10-K is still representative of its expectations for the year ended December 31, 2005. The Corporation's actual results for the year ended December 31, 2005 could differ materially from those expected by management. See "Forward-Looking Statements" in this Form 10-Q and the Corporation's 2004 Annual Report on Form 10-K for a discussion of the various risk factors that could cause actual results to be different than expected results.


                     NOTEWORTHY TRANSACTIONS AND EVENTS
                     ----------------------------------
Some of the more noteworthy transactions and events that occurred in the three months ended March 31, 2005 and 2004 consisted of the following:

First quarter 2005
------------------
On February 9, 2005, Metavante completed the acquisition of all of the outstanding common stock of Prime Associates, Inc. ("Prime") of Clark, New Jersey for $24.5 million. Total consideration consisted of 563,114 shares of Marshall & Ilsley Corporation common stock valued at $24.0 million and $0.5 million in cash. Prime is a provider of anti-money laundering and fraud interdiction software and data products for financial institutions, insurance companies and securities firms. See Note 5, Business Combinations in the Notes to Financial Statements.

During the first quarter of 2005, the Corporation's banking segment's investment in certain membership interests of PULSE EFT Associates ("PULSE") was liquidated by PULSE due to a change in control. The cash received resulted in a gain of $5.3 million which is reported in Net investment securities gains (losses) in the Consolidated Statements of Income.

First Quarter 2004
------------------
On January 1, 2004, the Corporation's Banking segment completed the purchase for cash of certain assets and the assumption of certain liabilities of AmerUs Home Lending, Inc. ("AmerUs"), an Iowa-based corporation engaged in the business of brokering and servicing mortgage and home equity loans. Although not material to the Corporation, this acquisition enhances the Corporation's wholesale lending activities by expanding its broker network.

During the first quarter of 2004, the Corporation prepaid and retired $55.0 million of higher cost fixed rate debt that resulted in a charge to earnings of $4.9 million. The loss is reported in other in Other expense in the Consolidated Statements of Income.


                           NET INTEREST INCOME
                           -------------------
Net interest income, which is the difference between interest earned on earning assets and interest owed on interest bearing liabilities represented approximately 41.6% and 47.1% of the Corporation's source of revenues for the three months ended March 31, 2005 and 2004, respectively.

Net interest income for the first quarter of 2005 amounted to $291.8 million compared to $278.6 million reported for the first quarter of 2004, an increase of $13.2 million or 4.7%. Loan growth and the growth in noninterest bearing deposits were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income over the prior quarter included the impact of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate changes and the interest expense associated with the incremental debt issued to fund Metavante's acquisitions in 2004.

Average earning assets in the first quarter of 2005 amounted to $36.2 billion compared to $31.3 billion in the first quarter of 2004, an increase of $4.9 billion or 15.5%. Average loans and leases accounted for $4.5 billion of the growth in average earning assets in the first quarter of 2005 compared to the first quarter of 2004. Average investment securities increased $0.4 billion over the prior quarter.

Average interest bearing liabilities increased $4.8 billion or 18.4% in the first quarter of 2005 compared to the first quarter of 2004. Average interest bearing deposits increased $2.3 billion or 12.9% in the first quarter of 2005 compared to the first quarter of last year. Average total borrowings increased $2.4 billion or 31.6% in the first quarter of 2005 compared to the same period in 2004.

Average noninterest bearing deposits increased $0.4 billion or 8.7% in the three months ended March 31, 2005 compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

                   Consolidated Average Loans and Leases
                   -------------------------------------

                                  2005                    2004                       Growth Pct.
                               --------- --------------------------------------- ------------------
                                 First     Fourth    Third     Second    First              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
  Commercial                   $  8,460  $  8,076  $  7,796  $  7,463  $  7,142     18.4 %     4.7 %

  Commercial real estate
    Commercial mortgages          8,275     8,042     7,826     7,512     7,246     14.2       2.9
    Construction                  1,241     1,143     1,100     1,071     1,075     15.5       8.6
                                --------  --------  --------  --------  --------  -------  --------
  Total commercial real estate    9,516     9,185     8,926     8,583     8,321     14.4       3.6

  Commercial lease financing        398       402       395       393       399     (0.1)     (1.0)
                                --------  --------  --------  --------  --------  -------  --------
Total Commercial
  Loans and Leases               18,374    17,663    17,117    16,439    15,862     15.8       4.0

Personal Loans and Leases
  Residential real estate
    Residential mortgages         3,562     3,234     2,929     2,743     2,511     41.9      10.2
    Construction                  1,167     1,017       865       759       716     62.9      14.7
                                --------  --------  --------  --------  --------  -------  --------
  Total residential real estate   4,729     4,251     3,794     3,502     3,227     46.6      11.3

  Personal loans
    Student                          88        85        79        83       102    (14.3)      3.8
    Credit card                     217       208       214       244       230     (5.6)      4.5
    Home equity loans and lines   5,131     5,035     4,894     4,688     4,439     15.6       1.9
    Other                         1,217     1,251     1,256     1,388     1,391    (12.5)     (2.8)
                                --------  --------  --------  --------  --------  -------  --------
  Total personal loans            6,653     6,579     6,443     6,403     6,162      8.0       1.1

  Personal lease financing          128       135       146       164       177    (27.5)     (5.2)
                                --------  --------  --------  --------  --------  -------  --------
Total Personal Loans and Leases  11,510    10,965    10,383    10,069     9,566     20.3       5.0
                                --------  --------  --------  --------  --------  -------  --------
Total Consolidated Average
  Loans and Leases             $ 29,884  $ 28,628  $ 27,500  $ 26,508  $ 25,428     17.5 %     4.4 %
                                ========  ========  ========  ========  ========  =======  ========

Total consolidated average loans and leases increased $4.5 billion or 17.5% in the first quarter of 2005 compared to the first quarter of 2004. Total average commercial loan and lease growth was $2.5 billion, a 15.8% increase in the current quarter compared to the first quarter of the prior year. The growth in total average commercial loans and leases was about evenly split between commercial and industrial loans and commercial real estate loans. Total average personal loans and leases increased $1.9 billion or 20.3% in the first quarter of 2005 compared to the first quarter of 2004. This growth was driven primarily by growth in residential real estate loans and home equity loans and lines. Average indirect auto loans and leases declined in the current quarter compared to the first quarter of the prior year which reflects, in part, the effect of the sale and securitization of indirect auto loans. From a production standpoint, residential real estate loan closings in the first quarter of 2005 were $0.3 billion or 42.5% greater than loan closings in the first quarter of 2004 and were relatively unchanged compared to residential real estate loan closings in the fourth quarter of 2004.

Total average commercial loan and lease growth continued to be strong in the first quarter of 2005. This growth was spread relatively evenly throughout the quarter, was experienced in all of the Corporation's markets and came from both relatively new and existing customers across a variety of industries. During the first quarter of 2005, the Corporation began to experience pricing pressure that was driven primarily by competition in the markets that it serves. The Corporation's continued commitment to financially sound pricing discipline in an environment when credit spreads are tightening makes it difficult to project whether loan growth will continue at its current pace. The Corporation continues to believe that low double-digit loan growth is a reasonable expectation for the year ended December 31, 2005.

Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary consumer loan product. The Corporation anticipates these products will continue to drive growth in the consumer side of its banking activities.

The Corporation sells some of its residential real estate production in the secondary market. Selected residential real estate loans with adjustable rate characteristics that are considered desirable are periodically retained in the portfolio. Residential real estate loans sold to investors amounted to $0.4 billion in the first quarter of 2005 compared to $0.3 billion in the first quarter of the prior year. At March 31, 2005 and 2004, the Corporation had approximately $103.9 million and $113.0 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $6.9 million in the first quarter of 2005 compared to $5.2 million in the first quarter of 2004.

Auto loans securitized and sold in each of the first quarters of 2005 and 2004 were $0.1 billion. For the three months ended March 31, 2005, net losses from the sale and securitization of auto loans amounted to $0.5 million compared to gains of $0.9 million in the first quarter of 2004. The losses incurred in 2005 were primarily due to lower loan interest spreads associated with new auto loan production in a rising interest rate environment. Auto loans held for sale amounted to $31.1 million at March 31, 2005.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                       Consolidated Average Deposits
                       -----------------------------

                                  2005                    2004                       Growth Pct.
                               --------- --------------------------------------- ------------------
                                 First     Fourth    Third     Second    First              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
  Noninterest bearing deposits
    Commercial                 $  3,263  $  3,427  $  3,280  $  3,143  $  2,988      9.2 %    (4.8)%
    Personal                        930       923       902       908       855      8.7       0.8
    Other                           500       521       456       463       473      5.9      (4.0)
                                --------  --------  --------  --------  --------  -------  --------
  Total noninterest
    bearing deposits              4,693     4,871     4,638     4,514     4,316      8.7      (3.7)

  Interest bearing deposits
    Savings and NOW               3,281     3,402     3,452     3,395     3,303     (0.6)     (3.5)
    Money market                  5,692     5,654     5,612     5,657     5,780     (1.5)      0.7
    Foreign activity                904       887       849       943       909     (0.5)      1.9
                                --------  --------  --------  --------  --------  -------  --------
  Total interest
    bearing deposits              9,877     9,943     9,913     9,995     9,992     (1.2)     (0.7)

  Time deposits
    Other CDs and time deposits   2,787     2,685     2,653     2,582     2,611      6.8       3.8
    CDs greater than $100,000     1,074       906       805       660       632     70.0      18.5
                                --------  --------  --------  --------  --------  -------  --------
  Total time deposits             3,861     3,591     3,458     3,242     3,243     19.1       7.5
                                --------  --------  --------  --------  --------  -------  --------
Total bank issued deposits       18,431    18,405    18,009    17,751    17,551      5.0       0.1

Wholesale deposits
  Money market                    1,073     1,096       747        72        75  1,326.0      (2.0)
  Brokered CDs                    4,761     4,960     5,009     4,498     3,854     23.5      (4.0)
  Foreign time                      969       811       869     1,188     1,035     (6.4)     19.4
                                --------  --------  --------  --------  --------  -------  --------
Total wholesale deposits          6,803     6,867     6,625     5,758     4,964     37.0      (0.9)
                                --------  --------  --------  --------  --------  -------  --------
Total consolidated
  average deposits             $ 25,234  $ 25,272  $ 24,634  $ 23,509  $ 22,515     12.1 %    (0.2)%
                                ========  ========  ========  ========  ========  =======  ========

Total consolidated average deposits increased $2.7 billion or 12.1% in the first quarter of 2005 compared to the first quarter of 2004. Average noninterest bearing deposits increased $0.4 billion or 8.7% while average bank-issued interest bearing deposits increased $0.5 billion or 3.8% in the current quarter compared to the first quarter of the prior year. The Corporation has recently experienced success in competing for bank issued time deposits without pricing above comparable wholesale levels.

The growth in bank issued deposits, especially noninterest bearing deposits, includes both commercial and retail banking. Noninterest bearing deposits are subject to seasonality and are influenced by the interest rate environment. In commercial banking, the focus remains on developing deeper relationships through the sale of treasury management products and services along with revised incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation's profitability. The Corporation continues to emphasize the sale of checking products.

For the three months ended March 31, 2005, average wholesale deposits increased $1.8 billion, or 37.0% compared to the three months ended March 31, 2004. The Corporation continues to make greater use of wholesale funding alternatives, especially brokered money market deposits and institutional certificates of deposits. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships.

During the first quarter of 2005, a new floating rate advance from the Federal Home Loan Bank ("FHLB") aggregating $250.0 million was obtained. The FLHB advance matures in 2011 and was converted to a fixed rate through the use of an interest rate swap. During the first quarter of 2005, $900.0 million of senior bank notes with an annual weighted average coupon interest rate of 4.13% were issued. The notes mature at various times beginning in 2008 through 2017. In addition, during the first quarter of 2005, the Corporation issued $4.5 million of MiNotes with an annual weighted average coupon interest rate of 5.02%. The MiNotes mature at various times beginning 2012 through 2023.

During the first quarter of 2004, a fixed rate FHLB advance aggregating $55.0 million with an annual coupon interest rate of 5.06% was prepaid and retired resulting in a charge to earnings of $4.9 million.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2005 and 2004, are presented in the following tables ($ in millions):

                   Consolidated Yield and Cost Analysis
                   ------------------------------------

                                           Three Months Ended            Three Months Ended
                                             March 31, 2005                March 31, 2004
                                   ------------------------------ ------------------------------
                                                         Average                        Average
                                     Average             Yield or   Average             Yield or
                                     Balance   Interest  Cost (b)   Balance   Interest  Cost (b)
                                   ----------- -------- --------- ----------- -------- ---------
Loans and leases: (a)
  Commercial loans and leases      $  8,857.6  $ 118.5    5.43 %  $  7,540.9  $  87.4    4.67 %
  Commercial real estate loans        9,516.4    137.3    5.85       8,321.3    111.2    5.37
  Residential real estate loans       4,729.0     66.6    5.71       3,226.7     44.6    5.56
  Home equity loans and lines         5,130.8     72.6    5.74       4,438.2     59.1    5.35
  Personal loans and leases           1,649.8     22.5    5.53       1,900.4     24.3    5.14
                                    ----------  -------  ------    ----------  -------  ------
Total loans and leases               29,883.6    417.5    5.67      25,427.5    326.6    5.17

Investment securities (b):
  Taxable                             4,822.8     51.9    4.37       4,533.1     48.3    4.34
  Tax Exempt (a)                      1,278.2     23.0    7.48       1,146.7     21.4    7.70
                                    ----------  -------  ------    ----------  -------  ------
Total investment securities           6,101.0     74.9    5.01       5,679.8     69.7    5.01

Trading securities (a)                   23.1      0.1    1.23          23.3      0.1    1.57

Other short-term investments            187.0      1.3    2.91         212.5      0.5    1.03
                                    ----------  -------  ------    ----------  -------  ------
Total interest earning assets      $ 36,194.7  $ 493.8    5.54 %  $ 31,343.1  $ 396.9    5.11 %
                                    ==========  =======  ======    ==========  =======  ======
Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $  9,876.8  $  33.6    1.38 %  $  9,991.9  $  15.5    0.63 %
    Bank issued time deposits         3,861.0     26.1    2.74       3,242.3     19.2    2.38
                                    ----------  -------  ------    ----------  -------  ------
  Total bank issued deposits         13,737.8     59.7    1.76      13,234.2     34.7    1.06
  Wholesale deposits                  6,803.0     43.8    2.61       4,964.2     20.8    1.69
                                    ----------  -------  ------    ----------  -------  ------
Total interest bearing deposits      20,540.8    103.5    2.04      18,198.4     55.5    1.23

Short-term borrowings                 2,892.9     21.9    3.08       3,428.5     15.8    1.86
Long-term borrowings                  7,205.2     68.4    3.85       4,242.6     39.1    3.70
                                    ----------  -------  ------    ----------  -------  ------
Total interest
  bearing liabilities              $ 30,638.9  $ 193.8    2.57 %  $ 25,869.5  $ 110.4    1.72 %
                                    ==========  =======  ======    ==========  =======  ======
Net interest margin (FTE) as a
  percent of average earning assets            $ 300.0    3.36 %              $ 286.5    3.69 %
                                                =======  ======                =======  ======
Net interest spread (FTE)                                 2.97 %                         3.39 %
                                                         ======                         ======

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin, as a percent of average earning assets on a fully taxable equivalent basis ("FTE"), decreased 33 basis points from 3.69 percent in the first quarter of 2004 to 3.36 percent in the first quarter of 2005. The decrease in net interest margin was offset, in part, by the increase in noninterest bearing deposits as previously discussed. When comparing the net interest margin percentage for the first quarter of 2005 to the first quarter of 2004, the Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante's acquisitions lowered the net interest margin by approximately 12 basis points in the first quarter of 2005. Unlike a bank acquisition or loan growth, where the primary source of revenue is interest income, the revenue impact of Metavante's acquisitions is recorded in Other income and is not a component of the net interest margin statistic. Compared to the fourth quarter of 2004, the net interest margin, as a percent of average earning assets on a FTE basis, decreased 3 basis points from 3.39 percent in the fourth quarter of 2004 to 3.36 percent in the first quarter of 2005.

The contraction of the net interest margin as a percent of average earning assets is primarily driven by the continued growth in loan balances beyond the Corporation's capacity to generate deposit growth at or below wholesale costs of funds. Management expects modest downward pressure on the net interest margin percentage to continue. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.


        PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
        ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of March 31, 2005, and the prior four quarters:

                       Nonperforming Assets
                       --------------------
                             ($000's)

                                  2005                         2004
                              ----------- -----------------------------------------------
                                 First       Fourth      Third       Second      First
                                Quarter     Quarter     Quarter     Quarter     Quarter
                              ----------- ----------- ----------- ----------- -----------
Nonaccrual                    $  124,416  $  127,722  $  139,154  $  137,845  $  149,550

Renegotiated                         220         236         244         253         261

Past due 90 days or more           5,314       4,405       3,148       6,902       6,296
                               ----------  ----------  ----------  ----------  ----------
Total nonperforming
  loans and leases               129,950     132,363     142,546     145,000     156,107

Other real estate owned            6,770       8,056       7,098      10,394      13,172
                               ----------  ----------  ----------  ----------  ----------
Total nonperforming assets    $  136,720  $  140,419  $  149,644  $  155,394  $  169,279
                               ==========  ==========  ==========  ==========  ==========
Allowance for
  loan and lease losses       $  358,280  $  358,110  $  358,072  $  357,898  $  353,687
                               ==========  ==========  ==========  ==========  ==========

                     Consolidated Statistics
                     -----------------------

                                  2005                         2004
                              ----------- -----------------------------------------------
                                 First       Fourth      Third       Second      First
                                Quarter     Quarter     Quarter     Quarter     Quarter
                              ----------- ----------- ----------- ----------- -----------
Net charge-offs to average
  loans and leases annualized       0.11 %      0.18 %      0.10 %      0.08 %      0.08 %
Total nonperforming loans and leases
  to total loans and leases         0.42        0.45        0.51        0.53        0.60
Total nonperforming assets to total loans
  and leases and other real est     0.45        0.48        0.53        0.57        0.65
Allowance for loan and lease losses
  to total loans and leases         1.17        1.21        1.27        1.32        1.36
Allowance for loan and lease losses
  to total nonperforming loans       276         271         251         247         227

                Nonaccrual Loans and Leases By Type
                -----------------------------------
                             ($000's)

                                  2005                         2004
                              ----------- -----------------------------------------------
                                 First       Fourth      Third       Second      First
                                Quarter     Quarter     Quarter     Quarter     Quarter
                              ----------- ----------- ----------- ----------- -----------
Commercial
  Commercial, financial
    and agricultural          $   37,587  $   41,047  $   49,714  $   39,473  $   45,714
  Lease financing receivables      4,882       4,463       5,476       6,398       7,381
                               ----------  ----------  ----------  ----------  ----------
Total commercial                  42,469      45,510      55,190      45,871      53,095

Real estate
  Construction and
    land development                 785         578         207       1,724          78
  Commercial mortgage             28,115      31,852      33,817      38,561      46,172
  Residential mortgage            52,056      49,206      48,715      50,776      49,528
                               ----------  ----------  ----------  ----------  ----------
Total real estate                 80,956      81,636      82,739      91,061      95,778

Personal                             991         576       1,225         913         677
                               ----------  ----------  ----------  ----------  ----------
Total nonaccrual
  loans and leases            $  124,416  $  127,722  $  139,154  $  137,845  $  149,550
                               ==========  ==========  ==========  ==========  ==========

         Reconciliation of Allowance for Loan and Lease Losses
         -----------------------------------------------------
                             ($000's)

                                  2005                         2004
                              ----------- -----------------------------------------------
                                 First       Fourth      Third       Second      First
                                Quarter     Quarter     Quarter     Quarter     Quarter
                              ----------- ----------- ----------- ----------- -----------
Beginning balance             $  358,110  $  358,072  $  357,898  $  353,687  $  349,561

Provision for loan
  and lease losses                 8,126      12,837       6,872       9,227       9,027

Allowance of banks
  and loans acquired                  --          --          --          --          27

Loans and leases charged-off
  Commercial                       6,036       5,453       4,403       4,015       2,904
  Real estate                      3,339       4,342       3,047       2,765       3,138
  Personal                         3,416       3,345       3,207       2,616       3,653
  Leases                             246       6,178         252         536       1,001
                               ----------  ----------  ----------  ----------  ----------
Total charge-offs                 13,037      19,318      10,909       9,932      10,696

Recoveries on loans and leases
  Commercial                       2,604       5,100       2,366       2,279       2,886
  Real estate                      1,380         387         611       1,336       1,555
  Personal                           719         765         900         906         756
  Leases                             378         267         334         395         571
                               ----------  ----------  ----------  ----------  ----------
Total recoveries                   5,081       6,519       4,211       4,916       5,768
                               ----------  ----------  ----------  ----------  ----------
Net loans and
  leases charge-offs               7,956      12,799       6,698       5,016       4,928
                               ----------  ----------  ----------  ----------  ----------
Ending balance                $  358,280  $  358,110  $  358,072  $  357,898  $  353,687
                               ==========  ==========  ==========  ==========  ==========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (OREO).

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $6.8 million at March 31, 2005, compared to $8.1 million at December 31, 2004 and $13.2 million at March 31, 2004.

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

At March 31, 2005, nonperforming loans and leases amounted to $130.0 million or 0.42% of consolidated loans and leases compared to $132.4 million or 0.45% of consolidated loans and leases at December 31, 2004, and $156.1 million or 0.60% of consolidated loans and leases at March 31, 2004. Both in terms of absolute dollars and percent of total loans and leases outstanding, the quarter ended March 31, 2005 represented the eighth consecutive quarter-end in which there was a decline in nonperforming loans. Nonaccrual loans and leases have been the primary source of the decrease in nonperforming loans and leases since December 31, 2004. The net decrease was primarily due to continued reductions and positive resolutions in several portfolio segments and improving credit conditions throughout the loan and lease portfolios.

Net charge-offs amounted to $8.0 million or 0.11% of average loans and leases in the first quarter of 2005 compared to $12.8 million or 0.18% of average loans and leases in the fourth quarter of 2004 and $4.9 million or 0.08% of average loans and leases in the first quarter of 2004. The lower level of net charge-offs experienced throughout 2004 and the first quarter of 2005 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. Recoveries in the first quarter of 2005 were $1.4 million lower than recoveries in the fourth quarter of 2004 and $0.7 million lower than recoveries in the first quarter of 2004.

Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs which were lower than expected. Management expects the longer term level of nonperforming loans and leases to be in the range of 50-60 basis points and expects credit quality to trend to historical levels. While it is unclear when this will occur, management does not believe that current net charge-off levels are sustainable indefinitely.

The provision for loan and lease losses amounted to $8.1 million for the three months ended March 31, 2005 compared to $12.8 million for the three months ended December 31, 2004 and $9.0 million for the three months ended March 31, 2004. The allowance for loan and lease losses as a percent of total loans and leases outstanding was 1.17% at March 31, 2005, 1.21% at December 31, 2004 and 1.36% at March 31, 2004.


                            OTHER INCOME
                            ------------
Other income or noninterest sources of revenue represented approximately 58.4% and 52.9% of the Corporation's total sources of revenues for the three months ended March 31, 2005 and 2004, respectively. Total other income in the first quarter of 2005 amounted to $409.5 million compared to $313.4 million in the same period last year, an increase of $96.1 million or 30.7%. The increase in other income was primarily due to growth in data processing services and trust services revenue.

Data processing services revenue amounted to $272.4 million in the first quarter of 2005 compared to $186.1 million in the first quarter of 2004, an increase of $86.3 million or 46.3%. Overall, revenue growth was generally stronger than expected throughout all aspects of this segment and was driven by higher transaction volumes in core processing and payment processing, an increase in healthcare eligibility and payment card production and revenue associated with acquisitions. Revenue associated with Metavante's acquisitions completed in 2005 and 2004 net of revenue lost from the 2004 divestitures, contributed approximately $81.0 million to the revenue growth in the three months ended March 31, 2005, over the comparable three months ended March 31, 2004. Total buyout revenue, which varies from period to period, increased $2.8 million in the current quarter compared to the first quarter of last year.

For the three months ended March 31, 2005, item processing revenue amounted to $10.6 million compared to $11.4 million for the three months ended March 31, 2004, a decrease of $0.8 million or 7.6%. Total buyout revenue, which varies from period to period, increased $0.3 million in the current quarter compared to the first quarter of last year. Lower volumes and some lost business all contributed to the quarter over quarter decline.

Trust services revenue amounted to $40.3 million in the first quarter of 2005 compared to $36.3 million in the first quarter of 2004, an increase of $4.0 million or 11.3%. The increase in revenue was due to sales efforts that continue to emphasize cross-selling and integrated delivery. Assets under management were approximately $18.1 billion at March 31, 2005, compared to $18.3 billion at December 31, 2004, and $16.6 billion at March 31, 2004. Service charges on deposits amounted to $23.6 million in the first quarter of 2005 compared to $25.5 million in the first quarter of 2004, a decrease of $1.9 million. A portion of this source of fee income is sensitive to changes in interest rates. In a rising interest rate environment customers receive a higher credit for maintaining balances which results in lower fee income. Service charges on deposits associated with commercial demand deposit accounts accounted for $1.7 million of the decline in revenue in the first quarter of 2005 compared to the first quarter of 2004.

Total mortgage banking revenue was $8.0 million in the first quarter of 2005 compared with $7.0 million in the first quarter of 2004, an increase of $1.0 million. For the three months ended March 31, 2005, the Corporation sold $0.4 billion of residential mortgage loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.2 million for the three months ended March 31, 2005. For the three months ended March 31, 2004, the Corporation sold $0.3 billion of residential mortgage loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.4 million for the three months ended March 31, 2004.

Net Investment securities gains in the first quarter of 2005 amounted to $5.8 million. As previously discussed, during the first quarter of 2005, the Corporation's banking segment's investment in certain membership interests of PULSE was liquidated by PULSE. The cash received resulted in a gain of $5.3 million. Net investment securities activities for the three months ended March 31, 2004 were not significant.

Other income in the first quarter of 2005 amounted to $42.7 million compared to $41.0 million in the first quarter of 2004, an increase of $1.7 million or 4.1%. During the first quarter of 2005, the Corporation completed the required sale of a facility and realized a gain of $0.8 million. Lower auto securitization income, as previously discussed, and lower trading income was offset by increases in card related fees and other sources of income in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.


                             OTHER EXPENSE
                             -------------
Total other expense for the three months ended March 31, 2005 amounted to $436.4 million compared to $362.3 million for the three months ended March 31, 2004, an increase of $74.1 million or 20.5%.

Total other expense for the three months ended March 31, 2005 included the operating expenses associated with Metavante's acquisitions of Kirchman Corporation in May 2004, Advanced Financial Solutions, Inc. and its affiliated companies in July 2004, the NYCE Corporation in July 2004, Response Data Corp. in September 2004, NuEdge Systems LLC in October 2004, VECTOR sgi Holdings, Inc. in November 2004 and Prime Associates, Inc. on February 9, 2005. Total other expense for the three months ended March 31, 2005 excluded the operating expenses associated with the 401k Retirement Plan Services operations and the direct customer base of Paytrust.com that were sold in the fourth quarter of 2004.

Metavante's acquisitions and divestitures had a significant impact on the period-to-period comparability of operating expenses in 2005 compared to 2004. Approximately $61.4 million of the operating expense growth in the first quarter of 2005 compared to the first quarter of 2004 was attributable to the acquisitions and divestitures. The operating expenses of the acquired and divested entities have been included in or excluded from the Corporation's consolidated operating expenses from the dates the transactions were completed.

As previously discussed, during the first quarter of 2004, the Corporation prepaid and retired $55.0 million of higher cost fixed rate debt that resulted in a charge to earnings of $4.9 million.

The Corporation estimates that its expense growth in the first quarter of 2005 compared to the first quarter of 2004, excluding the effect of the acquisitions and divestitures and the effect of the debt prepayment, was approximately $17.6 million or 4.9%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 2005, and prior four quarters were:

                            Efficiency Ratios
                            -----------------

                                                    Three Months Ended
                              --------------------------------------------------------------
                               March 31,  December 31,  September 30,   June 30,   March 31,
                                 2005         2004          2004          2004       2004
                              ----------  -----------  -------------  -----------  ---------
Consolidated Corporation          62.0 %       61.6 %         62.2 %       60.2 %     60.4 %

Consolidated Corporation
  Excluding Metavante             48.8 %       47.0 %         49.0 %       48.8 %     49.2 %

Salaries and employee benefits expense amounted to $238.5 million in the first quarter of 2005 compared to $203.9 million in the first quarter of 2004, an increase of $34.6 million or 17.0%. Salaries and benefits associated with acquisitions and divestitures previously discussed accounted for approximately $28.5 million of the increase in salaries and employee benefits expense in the first quarter of 2005 compared to the first quarter of 2004.

For the first quarter of 2005, occupancy and equipment expense amounted to $53.4 million compared to $47.4 million in the first quarter of 2004, an increase of $6.0 million or 12.7%. The acquisitions and divestitures accounted for approximately all of the increase in occupancy and equipment expense in the first quarter of 2005 compared to the first quarter of 2004.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $65.3 million in the first quarter of 2005 compared to $55.5 million in the first quarter of 2004, an increase of $9.8 million or 17.7%. The acquisitions and divestitures accounted for approximately $7.5 million of the increase in these expense items in the first quarter of 2005 compared to the first quarter of 2004.

Amortization of intangibles amounted to $8.1 million in the first quarter of 2005 compared to $5.5 million in the first quarter of 2004, an increase of $2.6 million. Amortization and valuation reserve adjustments associated with mortgage servicing rights decreased amortization expense $0.6 million in the first quarter of 2005 compared to the first quarter of 2004. The carrying value of the Corporation's mortgage servicing rights was $3.4 million at March 31, 2005. Amortization of core deposit intangibles, which is based on a declining balance method, decreased $0.5 million in the first quarter of 2005 compared to the first quarter of the prior year. For the three months ended March 31, 2005 compared to the three months ended March 31, 2004, the acquisitions and divestitures contributed approximately $3.9 million to the increase in intangibles amortization expense in the respective periods.

Other expense amounted to $71.2 million in the first quarter of 2005 compared to $50.1 million in the first quarter of 2004, an increase of $21.1 million or 42.0%. The acquisitions and divestitures accounted for approximately $12.9 million of the increase in other expense in the first quarter of 2005 compared to the first quarter of 2004. As previously discussed, during the first quarter of 2004, the Corporation prepaid and retired $55.0 million of higher cost fixed rate debt that resulted in a charge to earnings of $4.9 million.

Other expense is affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. Net software and conversion amortization was $5.8 million in the first quarter of 2005 compared to $3.0 million in the first quarter of 2004, resulting in an increase to other expense over the comparative quarters of $2.8 million. Approximately $1.7 million of that increase was attributable to the acquisitions and divestitures.

Higher expenses associated with credit cards, travel, charitable contributions and various other expenses and accruals accounted for the remaining increase in other expense in the first quarter of 2005 compared to the first quarter of 2004.

                             INCOME TAXES
                             ------------
The provision for income taxes for the three months ended March 31, 2005 amounted to $87.2 million or 33.9% of pre-tax income compared to $74.6 million or 33.8% of pre-tax income for the three months ended March 31, 2004.

                    LIQUIDITY AND CAPITAL RESOURCES
                    -------------------------------
Shareholders' equity was $4.0 billion or 9.7% of total consolidated assets at March 31, 2005, compared to $3.9 billion or 9.6% of total consolidated assets at December 31, 2004, and $3.4 billion or 9.6% of total consolidated assets at March 31, 2004. The increase in shareholders' equity at March 31, 2005 was primarily due to earnings net of dividends paid. During the first quarter of 2005, the Corporation issued 563,114 shares of its common stock valued at $24.0 million in conjunction with Metavante's acquisition of Prime Associates, Inc. Also during the first quarter of 2005, the Corporation issued 355,046 shares of its common stock valued at $14.4 million to fund its 2004 obligations under its retirement and employee stock ownership plans.

At March 31, 2005, the net loss in accumulated other comprehensive income amounted to $16.3 million which represented a negative change in accumulated other comprehensive income of $39.7 million since December 31, 2004. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $17.9 million at March 31, 2005, compared to a net gain of $31.1 million at December 31, 2004, resulting in a net loss of $49.0 million over the three month period. Net accumulated other comprehensive income associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges was a net gain of $9.3 million over the three month period.

The Corporation has a Stock Repurchase Program under which up to 12 million shares can be repurchased annually. No common shares were acquired under the program in the first quarter of 2005. For the three months ended March 31, 2004, 2.3 million common shares were acquired at an aggregate cost of $88.5 million or an average price of $38.98 per common share. As a result of the Metavante acquisitions, the Corporation does not expect that it will acquire common shares under the Stock Repurchase Program in the near term.

On April 26, 2005, the Corporation announced that its Board of Directors increased the quarterly cash dividend on its common stock 14.3%, from $0.21 per share to $0.24 per share.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.


                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                              ($ in millions)

                                      March 31, 2005                   December 31, 2004
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,662           7.56 % $           2,520           7.42 %
 Tier 1 Capital
   Minimum Requirement                 1,408           4.00               1,358           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,254           3.56 % $           1,162           3.42 %
                            ================================   ================================

 Total Capital             $           3,938          11.19 % $           3,802          11.20 %
 Total Capital
   Minimum Requirement                 2,817           8.00               2,716           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,121           3.19 % $           1,086           3.20 %
                            ================================   ================================

 Risk-Adjusted Assets      $          35,210                  $          33,948
                            =================                  =================

                              LEVERAGE RATIOS
                              ---------------
                              ($ in millions)

                                      March 31, 2005                   December 31, 2004
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,662           6.82 % $           2,520           6.72 %
 Minimum Leverage
   Requirement               1,170  -  1,951   3.00 -  5.00     1,126  -  1,876   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,492  -    711   3.82 -  1.82 % $ 1,394  -    644   3.72 -  1.72 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          39,011                  $          37,509
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $5.5 billion at March 31, 2005, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.7 billion at March 31, 2005, provides liquidity from maturities and amortization payments. The Corporation's loans held-for-sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $16.5 billion in the first quarter of 2005. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $6.8 billion in the first quarter of 2005.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2005.

The Corporation's lead bank, M&I Marshall & Ilsley Bank ("the Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at March 31, 2005, amounted to $4.0 billion of which $0.9 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. Bank notes issued during the first quarter of 2005 amounted to $900.0 million.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a number of shelf registration statements that are intended to permit M&I to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

During the second quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At March 31, 2005, approximately $1.45 billion was available for future securities issuances.

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue up to 6.0 million shares of its common stock which may be offered and issued from time to time in connection with the acquisition by M&I, Metavante and/or other consolidated subsidiaries of businesses that the Corporation determines to be to its advantage as they become available. At March 31, 2005, 5.4 million shares of common stock were available for future issuances.

Under other shelf registration statements, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At March 31, 2005, no Series F notes had been issued. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At March 31, 2005, MiNotes issued amounted to $0.2 billion. Additionally, the Corporation has a commercial paper program. At March 31, 2005, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $2.6 billion at March 31, 2005. Long-term borrowings amounted to $7.7 billion at March 31, 2005. The scheduled maturities of long-term borrowings including estimated interest payments at March 31, 2005 are as follows: $2.2 billion is due in less than one year; $2.8 billion is due in one to three years; $1.6 billion is due in three to five years; and $3.5 billion is due in more than five years. As previously discussed, during the first quarter of 2005, the Corporation issued its common stock valued at $14.4 million to fund a portion of its 2004 obligations under its retirement and employee stock ownership plans. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.


                      OFF-BALANCE SHEET ARRANGEMENTS
                      ------------------------------
At March 31, 2005, there have been no substantive changes with respect to the Corporation's off-balance sheet activities as disclosed in the Corporation's 2004 Annual Report on Form 10-K. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2005. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.


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

                   Allowance for Loan and Lease Losses
                   -----------------------------------
The allowance for loan and lease losses represents management's estimate of probable losses inherent in the Corporation's loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors, including economic conditions and regulatory guidance, unique to each measurement date are also considered. This reserving methodology has the following components:

' Reserve. The Corporation's internal risk rating system is used to identify loans and leases that meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. In general, these loans have been internally identified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans. This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower's ability to make payments when due.

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

The second element reflects management's recognition of the uncertainty and imprecision underlying the process of estimating losses. The internal risk rating system is used to identify those loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management. The specific loans mentioned earlier are excluded from this analysis. Based on management's judgment, reserve ranges are allocated to industry segments due to environmental conditions unique to the measurement period. Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition. Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at March 31, 2005:

     In general, the Corporation's borrowing customers appear to have successfully managed their businesses through the slower economic conditions, the economy is improving and the Corporation's customer base is showing signs of increased business activity as evidence by the loan growth in this quarter.

     At March 31, 2005, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and the airline industries. The majority of the commercial charge-offs incurred during the past two years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the previous economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly.

     During the first quarter of 2005, the Corporation's commitments to Shared National Credits were approximately $2.7 billion with usage averaging around 42%. Many of the Corporation's largest charge-offs have come from the Shared National Credit portfolio. Although these factors result in an increased risk profile, as of March 31, 2005 there were no Shared National Credit nonperforming loans. The Corporation's exposure to Shared National Credits is monitored closely given this lending group's loss experience.

     The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The Minnesota and Missouri markets continue to represent relatively new geographic regions for the Corporation. Each of these regions has cultural and environmental factors that are unique to them. The uncertainty regarding the inherent losses in their respective loan portfolios continue to present increased risks which have been mitigated by the implementation of the Corporation's credit underwriting and monitoring processes. At March 31, 2005, total nonperforming loans and leases as a percent of total loans and leases for the Minnesota and Missouri regions combined was somewhat higher than the consolidated total of nonperforming loans and leases as a percent of total consolidated loans and leases.

     At March 31, 2005, nonperforming loans and leases amounted to $130.0 million or 0.42% of consolidated loans and leases compared to $132.4 million or 0.45% of consolidated loans and leases at December 31, 2004, and $156.1 million or 0.60% of consolidated loans and leases at March 31, 2004. Both in terms of absolute dollars and percent of total loans and leases outstanding, the quarter ended March 31, 2005 represented the eighth consecutive quarter-end in which there was a decline in nonperforming loans and leases. Nonaccrual loans and leases have been the primary source of the decrease in nonperforming loans and leases since December 31, 2004. The net decrease was primarily due to continued reductions and positive resolutions in several portfolio segments and improving credit conditions throughout the loan and lease portfolios.

     Net charge-offs amounted to $8.0 million or 0.11% of average loans and leases in the first quarter of 2005 compared to $12.8 million or 0.18% of average loans and leases in the fourth quarter of 2004 and $4.9 million or 0.08% of average loans and leases in the first quarter of 2004. The lower level of net charge-offs experienced throughout 2004 and the first quarter of 2005 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. Recoveries in the first quarter of 2005 were $1.4 million lower than recoveries in the fourth quarter of 2004 and $0.7 million lower than recoveries in the first quarter of 2004.

     Credit quality continued to show improvement as evidenced by the decline in nonperforming loans and leases and net charge-offs which were lower than expected. Management expects the longer term level of nonperforming loans and leases to be in the range of 50-60 basis points and expects credit quality to trend to historical levels. While it is unclear when this will occur, management does not believe that current net charge-off levels are sustainable indefinitely.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $358.3 million or 1.17% of loans and leases outstanding at March 31, 2005. The allowance for loan and lease losses was $358.1 million or 1.21% of loans and leases outstanding at December 31, 2004. Consistent with the improvement in credit quality trends noted above, the provision for loan and lease losses amounted to $8.1 million for the three months ended March 31, 2005. By comparison, the provision for loan and lease losses amounted to $12.8 million in the fourth quarter of 2004 and $9.0 million in the first quarter of 2004. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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


               Capitalized Software and Conversion Costs
               -----------------------------------------
Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended March 31, 2005 and 2004, the amount of software costs capitalized amounted to $9.0 million and $10.1 million, respectively. Amortization expense of software costs amounted to $14.8 million for the three months ended March 31, 2005 compared to $11.4 million for the three months ended March 31, 2004.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended March 31, 2005 and 2004, the amount of conversion costs capitalized amounted to $2.9 million and $1.6 million, respectively. Amortization expense of conversion costs amounted to $2.8 million and $3.3 million for the three months ended March 31, 2005 and 2004, respectively.

Net unamortized costs were ($ in millions):

                                            March 31,
                                   --------------------------
                                        2005          2004
                                   ------------  ------------
          Software                 $     157.2   $     133.5

          Conversions                     26.7          29.0
                                    -----------   -----------
          Total                    $     183.9   $     162.5
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

                Financial Asset Sales and Securitizations
                -----------------------------------------
The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity ("QSPE") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

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

With respect to the Corporation's securitization activities, the adoption of FIN 46R did not have an impact on its consolidated financial statements because its transfers are generally to QSPEs.

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

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $980.4 million at March 31, 2005. At March 31, 2005 the carrying amount of retained interests amounted to $30.8 million.

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

At March 31, 2005, highly rated investment securities in the amount of $292.9 million were outstanding in the QSPE to support the outstanding commercial paper.


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


                       FORWARD-LOOKING STATEMENTS
                       --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Position and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as "expects", "anticipates" or "believes". Such statements are subject to important factors that could cause the Corporation's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in Item 1, Business, of the Corporation's Annual Report on Form 10-K for the period ending December 31, 2004 under the heading "Forward-Looking Statements" and as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's 2004 Annual Report on Form 10-K. Updated information regarding the Corporation's use of derivative financial instruments is contained in Note 11, Notes to Financial Statements contained in Item 1 herein.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation's budgeted operating income before taxes for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios - a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of the indicated dates:

                                           Impact to Annual Pretax Income as of
                              --------------------------------------------------------------
                               March 31,  December 31,  September 30,   June 30,   March 31,
                                 2005         2004          2004          2004       2004
                              ----------  -----------  -------------  -----------  ---------
Hypothetical Change in Interest Rate
  100 basis point gradual:

    Rise in rates                 (0.2)%       (0.1)%           0.4 %      (0.6)%      (0.7)%

    Decline in rates               0.3 %        0.2 %          (0.4)%       0.6 %      (2.1)%

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of March 31, 2005 the fair value of equity at risk for a gradual 100bp shift in rates was no more than 2.0% of the market value of the Corporation.


                               Equity Risk
                               -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. M&I's Capital Markets Group invests in private, medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At March 31, 2005 the carrying value of total active capital markets investments amounted to approximately $68.3 million.

As of March 31, 2005, M&I Trust Services administered $76.3 billion in assets and directly managed a portfolio of $18.1 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


ITEM 4.   CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of Marshall & Ilsley
Corporation stock for the specified period:

                                                 Total Number of    Maximum Number
                                                Shares Purchased    of Shares that
                                                    as Part of        May Yet Be
                     Total Number    Average       of Publicly     Purchased Under
                      of Shares    Price Paid    Announced Plans      the Plans
      Period         Purchased(1)   per Share      or Programs       or Programs
 -----------------  -------------  ----------- ------------------ -----------------
   January 1 to
 January 31, 2005         18,100    $  43.35                --          12,000,000

   February 1 to
 February 28, 2005        13,523    $  37.77                --          12,000,000

    March 1 to
  March 31, 2005           1,000    $  30.32                --          12,000,000
                     ------------   ---------   ---------------
      Total               32,623    $  40.64                --
                     ============   =========   ===============

  The Corporation's Share Repurchase Program was publicly reconfirmed in April 2004 and again in April 2005. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

  (1) Does not include 8,365 shares purchased by rabbi trusts, at an average price paid per share of $42.47, pursuant to nonqualified deferred compensation plans for the three months ended March 31, 2005.

ITEM 6.   EXHIBITS

  Exhibit 10  -   Metavante Corporation Acquisition Performance
                  Incentive Plan.

  Exhibit 11   -  Statement Regarding Computation of Earnings Per
                  Share, Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in Item 1 -
                  Financial Statements (unaudited) of Part 1 -
                  Financial Information herein.

  Exhibit 12   -  Statement Regarding Computation of Ratio of
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


                                       MARSHALL & ILSLEY CORPORATION
                                       (Registrant)



                                       /s/  Patricia R. Justiliano
                                       __________________________________

                                       Patricia R. Justiliano
                                       Senior Vice President and
                                         Corporate Controller
                                       (Chief Accounting Officer)



                                       /s/  James E. Sandy
                                       __________________________________

                                       James E. Sandy
                                       Vice President


May 10, 2005

                                EXHIBIT INDEX

     Exhibit Number                Description of Exhibit
     ______________     ____________________________________________

         (10)           Metavante Corporation Acquisition Performance
                        Incentive Plan.

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