Form 10-Q
period 2005-06-30
MARSHALL & ILSLEY CORP/WI/
filed 2005-08-09
CIK 62741

==========================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                             July 31, 2005
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   232,803,375

==========================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                               June 30,    December 31,      June 30,
                                                                 2005          2004            2004
                                                            -------------- ------------- --------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                  $     976,073  $     838,668  $     823,790
  Federal funds sold and security resale agreements              217,139         72,515        259,964
  Money market funds                                              51,410         76,955         52,144
                                                            -------------  -------------  -------------
Total cash and cash equivalents                                1,244,622        988,138      1,135,898

Investment securities:
  Trading securities, at market value                             22,539         18,418         27,982
  Interest bearing deposits at other banks                        14,362         23,105         24,091
  Available for sale, at market value                          5,572,628      5,358,999      5,144,611
  Held to maturity, market value $698,534
    ($765,101 December 31, and $802,354 June 30, 2004)           668,107        726,386        769,899
                                                            -------------  -------------  -------------
Total investment securities                                    6,277,636      6,126,908      5,966,583

Loans held for sale                                              193,092         81,662         84,301

Loans and leases:
  Loans and leases, net of unearned income                    31,952,759     29,455,110     27,111,014
Less: Allowance for loan and lease losses                        360,138        358,110        357,898
                                                            -------------  -------------  -------------
  Net loans and leases                                        31,592,621     29,097,000     26,753,116

Premises and equipment, net                                      448,730        467,225        433,562
Goodwill and other intangibles                                 2,159,624      2,126,433      1,269,059
Accrued interest and other assets                              1,567,395      1,550,036      1,429,099
                                                            -------------  -------------  -------------
Total Assets                                               $  43,483,720  $  40,437,402  $  37,071,618
                                                            =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                      $   5,088,947  $   4,888,426  $   4,709,873
  Interest bearing                                            20,972,493     21,566,661     20,515,413
                                                            -------------  -------------  -------------
Total deposits                                                26,061,440     26,455,087     25,225,286

Federal funds purchased and security repurchase agreements     1,705,817      1,488,855      1,263,129
Other short-term borrowings                                    3,456,383      2,041,181      2,298,897
Accrued expenses and other liabilities                         1,576,211      1,535,866      1,149,379
Long-term borrowings                                           6,470,684      5,026,599      3,700,764
                                                            -------------  -------------  -------------
Total liabilities                                             39,270,535     36,547,588     33,637,455

Shareholders' equity:
---------------------
  Series A convertible preferred stock, $1.00 par value;
    2,000,000 shares authorized                                       --             --             --
  Common stock, $1.00 par value; 244,432,222 shares
    issued (244,432,222 shares at December 31, 2004
    and 240,832,522 shares at June 30, 2004)                     244,432        244,432        240,833
  Additional paid-in capital                                     676,386        671,815        549,579
  Retained earnings                                            3,763,977      3,508,477      3,272,646
  Accumulated other comprehensive income,
    net of related taxes                                          15,508         23,338        (51,912)
  Less: Treasury stock, at cost: 14,782,208 shares
           (17,091,528 December 31, and
            18,056,286 June 30, 2004)                            448,212        518,231        547,469
            Deferred compensation                                 38,906         40,017         29,514
                                                            -------------  -------------  -------------
Total shareholders' equity                                     4,213,185      3,889,814      3,434,163
                                                            -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                 $  43,483,720  $  40,437,402  $  37,071,618
                                                            =============  =============  =============

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             ($000's except per share data)

                                                                  Three Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------  -------------
Interest income
---------------
  Loans and leases                                          $     461,532  $     334,525
  Investment securities:
    Taxable                                                        53,265         48,623
    Exempt from federal income taxes                               16,103         14,422
  Trading securities                                                   47             55
  Short-term investments                                            2,294            404
                                                             -------------  -------------
Total interest income                                             533,241        398,029

Interest expense
----------------
  Deposits                                                        122,803         57,999
  Short-term borrowings                                            28,391         14,260
  Long-term borrowings                                             77,284         41,762
                                                             -------------  -------------
Total interest expense                                            228,478        114,021

Net interest income                                               304,763        284,008
Provision for loan and lease losses                                13,725          9,227
                                                             -------------  -------------
Net interest income after provision
  for loan and lease losses                                       291,038        274,781

Other income
------------
  Data processing services                                        271,664        197,344
  Item processing                                                  10,716         10,902
  Trust services                                                   41,107         37,922
  Service charges on deposits                                      23,936         25,083
  Gains on sale of mortgage loans                                   9,489          8,976
  Other mortgage banking revenue                                      984          2,725
  Net investment securities gains                                  29,422             77
  Life insurance revenue                                            8,055          7,096
  Other                                                            47,193         39,860
                                                             -------------  -------------
Total other income                                                442,566        329,985

Other expense
-------------
  Salaries and employee benefits                                  262,389        211,881
  Net occupancy                                                    20,789         18,238
  Equipment                                                        30,076         26,244
  Software expenses                                                14,143         12,481
  Processing charges                                               13,517         11,812
  Supplies and printing                                             5,791          5,806
  Professional services                                            12,802         10,288
  Shipping and handling                                            16,751         18,087
  Amortization of intangibles                                       8,106          5,438
  Other                                                            68,204         54,403
                                                             -------------  -------------
Total other expense                                               452,568        374,678

Income before income taxes                                        281,036        230,088
Provision for income taxes                                         92,549         78,379
                                                             -------------  -------------
Net income                                                  $     188,487  $     151,709
                                                             =============  =============

Net income per common share
  Basic                                                     $        0.82  $        0.68
  Diluted                                                            0.81           0.67

Dividends paid per common share                             $       0.240  $       0.210

Weighted average common shares outstanding (000's):
  Basic                                                           228,630        221,950
  Diluted                                                         232,747        225,502

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             ($000's except per share data)

                                                                  Six Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------  -------------
Interest income
---------------
  Loans and leases                                          $     878,376  $     660,477
  Investment securities:
    Taxable                                                       105,208         96,940
    Exempt from federal income taxes                               31,510         28,593
  Trading securities                                                  116            145
  Short-term investments                                            3,638            947
                                                             -------------  -------------
Total interest income                                           1,018,848        787,102

Interest expense
  Deposits                                                        226,293        113,548
  Short-term borrowings                                            50,353         30,096
  Long-term borrowings                                            145,658         80,814
                                                             -------------  -------------
Total interest expense                                            422,304        224,458

Net interest income                                               596,544        562,644
Provision for loan and lease losses                                21,851         18,254
                                                             -------------  -------------
Net interest income after provision
  for loan and lease losses                                       574,693        544,390

Other income
------------
  Data processing services                                        544,031        383,468
  Item processing                                                  21,281         22,334
  Trust services                                                   81,453         74,172
  Service charges on deposits                                      47,506         50,606
  Gains on sale of mortgage loans                                  16,426         14,175
  Other mortgage banking revenue                                    2,017          4,490
  Net investment securities gains (losses)                         35,271           (452)
  Life insurance revenue                                           14,264         13,776
  Other                                                            89,851         80,845
                                                             -------------  -------------
Total other income                                                852,100        643,414

Other expense
-------------
  Salaries and employee benefits                                  500,921        415,809
  Net occupancy                                                    43,153         37,433
  Equipment                                                        61,086         54,412
  Software expenses                                                27,495         23,706
  Processing charges                                               28,442         24,861
  Supplies and printing                                            12,287         11,512
  Professional services                                            23,688         19,360
  Shipping and handling                                            36,386         34,511
  Amortization of intangibles                                      16,198         10,890
  Other                                                           139,358        104,512
                                                             -------------  -------------
Total other expense                                               889,014        737,006

Income before income taxes                                        537,779        450,798
Provision for income taxes                                        179,712        152,980
                                                             -------------  -------------
Net income                                                  $     358,067  $     297,818
                                                             =============  =============

Net income per common share
  Basic                                                     $        1.57  $        1.34
  Diluted                                                            1.54           1.32

Dividends paid per common share                             $       0.450  $       0.390

Weighted average common shares outstanding (000's) :
  Basic                                                           228,097        222,125
  Diluted                                                         232,125        225,764

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     ($000's)

                                                                  Six Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------  -------------
Net Cash Provided by Operating Activities                   $     349,951  $     418,748

Cash Flows From Investing Activities:
-------------------------------------
  Proceeds from sales of securities available for sale             82,409          8,890
  Proceeds from maturities of securities available for sale       575,259        740,921
  Proceeds from maturities of securities held to maturity          58,468         51,142
  Purchases of securities available for sale                     (857,602)    (1,183,926)
  Net increase in loans                                        (2,526,610)    (2,118,630)
  Purchases of assets to be leased                               (142,589)      (104,414)
  Principal payments on lease receivables                         100,071        151,108
  Purchases of premises and equipment, net                        (18,022)       (28,519)
  Acquisitions, net of cash and cash equivalents acquired         (15,910)      (165,673)
  Other                                                             3,270         11,207
                                                             -------------  -------------
Net cash used in investing activities                          (2,741,256)    (2,637,894)

Cash Flows From Financing Activities:
-------------------------------------
  Net (decrease)  increase in deposits                           (369,087)     2,970,412
  Proceeds from issuance of commercial paper                    2,566,764      3,029,442
  Principal payments on commercial paper                       (2,582,429)    (3,027,527)
  Net increase (decrease) in other short-term borrowings        1,197,465     (1,444,961)
  Proceeds from issuance of long-term borrowings                2,030,041      1,178,185
  Payments of long-term borrowings                               (123,569)      (117,094)
  Dividends paid                                                 (102,567)       (86,417)
  Purchases of common stock                                            --        (98,381)
  Other                                                            31,171         39,759
                                                             -------------  -------------
Net cash provided by financing activities                       2,647,789      2,443,418
                                                             -------------  -------------
Net increase (decrease) in cash and cash equivalents              256,484        224,272

Cash and cash equivalents, beginning of year                      988,138        911,626
                                                             -------------  -------------
Cash and cash equivalents, end of period                    $   1,244,622  $   1,135,898
                                                             =============  =============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                               $     355,298  $     194,136
    Income taxes                                                 169,032        138,953

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         June 30, 2005 & 2004 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2004 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2004 consolidated financial statements and analyses have been reclassified to conform with the 2005 presentation.


  2.  New Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This statement is effective for accounting changes and corrections of errors made after January 1, 2006. SFAS 154 generally requires retrospective application of prior periods' financial statements of a voluntary change in accounting principle. However, this statement does not change the transition provisions of any existing accounting pronouncement, including those that are in a transition phase as of the effective date of SFAS 154.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised
      2004), Share-based Payment ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) also provides guidance on measuring the fair value of share-based payment awards.

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

      On May 31, 2005, the FASB issued FSP EITF 00-19-1, "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation." The guidance in this FSP should be applied in accordance with the effective date and transition provisions of Statement 123(R). This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

  3.  Comprehensive Income

      The following tables present the Corporation's comprehensive income
      (000's):

                                                              Three Months Ended June 30, 2005
                                                        -------------------------------------------
                                                          Before-Tax   Tax (Expense)    Net-of-Tax
                                                            Amount        Benefit         Amount
                                                        -------------  -------------  -------------
    Net income                                                                       $     188,487

    Other comprehensive income:
      Unrealized gains (losses) on securities:
      Arising during the period                        $      49,028  $     (17,313)        31,715
      Reclassification for securities
        transactions included in net income                     (144)            50            (94)
                                                        -------------  -------------  -------------
          Unrealized gains (losses)                           48,884        (17,263)        31,621

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                                403           (141)           262
        Reclassification adjustments for
        hedging activities included in net income                (34)            12            (22)
                                                        -------------  -------------  -------------
          Net gains (losses)                           $         369  $        (129)           240
                                                        -------------  -------------  -------------
    Other comprehensive income (loss)                                                       31,861
                                                                                      -------------
    Total comprehensive income                                                       $     220,348
                                                                                      =============

                                                              Three Months Ended June 30, 2004
                                                        -------------------------------------------
                                                          Before-Tax   Tax (Expense)    Net-of-Tax
                                                            Amount        Benefit         Amount
                                                        -------------  -------------  -------------
    Net income                                                                       $     151,709

    Other comprehensive income:
      Unrealized gains (losses) on securities:
      Arising during the period                        $    (142,839) $      50,282        (92,557)
      Reclassification for securities
        transactions included in net income                       10             (3)             7
                                                        -------------  -------------  -------------
          Unrealized gains (losses)                         (142,829)        50,279        (92,550)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                             (4,286)         1,500         (2,786)
        Reclassification adjustments for
        hedging activities included in net income              7,991         (2,797)         5,194
                                                        -------------  -------------  -------------
          Net gains (losses)                           $       3,705  $      (1,297)         2,408
                                                        -------------  -------------  -------------
    Other comprehensive income (loss)                                                      (90,142)
                                                                                      -------------
    Total comprehensive income                                                       $      61,567
                                                                                      =============

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

                                                               Six Months Ended June 30, 2005
                                                        -------------------------------------------
                                                          Before-Tax   Tax (Expense)    Net-of-Tax
                                                            Amount        Benefit         Amount
                                                        -------------  -------------  -------------
    Net income                                                                       $     358,067

    Other comprehensive income:

      Unrealized gains (losses) on securities:
      Arising during the period                        $     (26,691) $       9,426        (17,265)
      Reclassification for securities
        transactions included in net income                     (118)            41            (77)
                                                        -------------  -------------  -------------
          Unrealized gains (losses)                          (26,809)         9,467        (17,342)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                             11,594         (4,058)         7,536
        Reclassification adjustments for
        hedging activities included in net income              3,040         (1,064)         1,976
                                                        -------------  -------------  -------------
          Net gains (losses)                           $      14,634  $      (5,122)         9,512
                                                        -------------  -------------  -------------
    Other comprehensive income (loss)                                                       (7,830)
                                                                                      -------------
    Total comprehensive income                                                       $     350,237
                                                                                      =============

                                                               Six Months Ended June 30, 2004
                                                        -------------------------------------------
                                                          Before-Tax   Tax (Expense)    Net-of-Tax
                                                            Amount        Benefit         Amount
                                                        -------------  -------------  -------------
    Net income                                                                       $     297,818

    Other comprehensive income:

      Unrealized gains (losses) on securities:
      Arising during the period                        $    (100,395) $      35,385        (65,010)
      Reclassification for securities
        transactions included in net income                       10             (3)             7
                                                        -------------  -------------  -------------
          Unrealized gains (losses)                         (100,385)        35,382        (65,003)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                               (989)           346           (643)
        Reclassification adjustments for
        hedging activities included in net income             16,985         (5,945)        11,040
                                                        -------------  -------------  -------------
          Net gains (losses)                           $      15,996  $      (5,599)        10,397
                                                        -------------  -------------  -------------
    Other comprehensive income (loss)                                                      (54,606)
                                                                                      -------------
    Total comprehensive income                                                       $     243,212
                                                                                      =============

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                             Three Months Ended June 30, 2005
                                                      --------------------------------------------
                                                           Income     Average Shares    Per Share
                                                        (Numerator)   (Denominator)      Amount
                                                      -------------   -------------  -------------
    Basic Earnings Per Share
      Income Available to Common Shareholders        $     188,487         228,630  $        0.82
                                                                                     =============
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                        --           4,117
                                                      -------------   -------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders        $     188,487         232,747  $        0.81
                                                                                     =============

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

                                                             Three Months Ended June 30, 2004
                                                      --------------------------------------------
                                                           Income     Average Shares    Per Share
                                                        (Numerator)   (Denominator)      Amount
                                                      -------------   -------------  -------------
    Basic Earnings Per Share
      Income Available to Common Shareholders        $     151,709         221,950  $        0.68
                                                                                     =============
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                        --           3,552
                                                      -------------   -------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders        $     151,709         225,502  $        0.67
                                                                                     =============

                                                              Six Months Ended June 30, 2005
                                                      --------------------------------------------
                                                           Income     Average Shares    Per Share
                                                        (Numerator)   (Denominator)      Amount
                                                      -------------   -------------  -------------
    Basic Earnings Per Share
      Income Available to Common Shareholders        $     358,067         228,097  $        1.57
                                                                                     =============
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                        --           4,028
                                                      -------------   -------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders        $     358,067         232,125  $        1.54
                                                                                     =============

                                                              Six Months Ended June 30, 2004
                                                      --------------------------------------------
                                                           Income     Average Shares    Per Share
                                                        (Numerator)   (Denominator)      Amount
                                                      -------------   -------------  -------------
    Basic Earnings Per Share
      Income Available to Common Shareholders        $     297,818         222,125  $        1.34
                                                                                     =============
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                        --           3,639
                                                      -------------   -------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders        $     297,818         225,764  $        1.32
                                                                                     =============

      Options to purchase shares of common stock not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares are as follows:

                   Three Months Ended June 30,              Six Months Ended June 30,
             -------------------------------------   -------------------------------------
                    2005                2004                2005                2004
             -----------------   -----------------   -----------------   -----------------
Shares                8                  33                  34                  33

Price Range  $43.310 - $44.200   $39.090 - $41.150   $42.710 - $44.200   $39.090 - $41.150

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

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

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

      Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following estimated pro forma amounts ($000's except per share data):

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                               ------------------------      ------------------------
                                                   2005          2004            2005          2004
                                               ----------    ----------      ----------    ----------
Net Income, as reported                        $ 188,487     $ 151,709       $ 358,067     $ 297,818
Add:  Stock-based employee compensation
        expense included in reported
        net income, net of tax                     4,560         1,432           5,632         2,854
Less: Total stock-based employee compensation
        expense determined under fair
        value based method for all awards,
        net of tax                                (9,477)       (6,784)        (15,045)      (12,972)
                                                ---------     ---------       ---------     ---------
Pro forma net income                           $ 183,570     $ 146,357       $ 348,654     $ 287,700
                                                =========     =========       =========     =========
Basic earnings per share:
      As reported                                  $0.82         $0.68           $1.57         $1.34
      Pro forma                                     0.80          0.66            1.53          1.30

Diluted earnings per share:
      As reported                                  $0.81         $0.67           $1.54         $1.32
      Pro forma                                     0.78          0.65            1.50          1.27

      The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.


  5.  Recently Announced Acquisitions

      The following acquisitions, which are not considered to be material business combinations, were announced during the second quarter of 2005:

      In May 2005, Metavante announced the signing of a definitive agreement to acquire Med-i-Bank, Inc. ("MBI") of Waltham, Massachusetts. MBI provides electronic payment services for employee benefit and consumer-directed healthcare accounts. MBI offers flexible spending accounts, health reimbursement arrangement and health savings account systems for third-party administrators and health plans. On July 22, 2005, Metavante completed the acquisition of all of the outstanding capital stock of MBI for $150.5 million. Total consideration consisted of 2.9 million shares of the Corporation's common stock valued at $133.8 million and $16.7 million in cash. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $123.4 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $25.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

      In June 2005, Metavante signed a definitive agreement to acquire TREEV LLC ("TREEV"), of Herndon, Virginia. On August 8, 2005, Metavante completed the acquisition of all of the outstanding stock of TREEV for $19.5 million. Total consideration consisted of 0.4 million shares of the Corporation's common stock valued at $16.4 million and $3.0 million in cash. TREEV provides browser-based document and report management software and consulting services to the financial-services industry in both lending and deposit environments. TREEV will complement Metavante's check-imaging products and services by providing solutions for document storage and retrieval, including electronic report storage.

      In June 2005, Metavante agreed to buy GHR Systems, Inc. ("GHR") for $65 million. This transaction will add consumer finance and mortgage loan origination solutions to Metavante's financial services lines. GHR of Wayne, Pennsylvania provides loan origination technologies for the residential mortgage and consumer finance industries, offering point of sale products for any channel together with comprehensive underwriting, processing and closing technologies. It is expected that this transaction will be funded with approximately $55 million of the Corporation's common stock and $10 million in cash. The transaction is expected to close in the third quarter of 2005 pending regulatory approval and satisfaction of other customary closing conditions.


  6. Selected investment securities, by type, held by the Corporation are as follows ($000's):

                                                     June 30,     December 31,     June 30,
                                                       2005           2004           2004
                                                  -------------  -------------  -------------
Investment securities available for sale:
  U.S. treasury and government agencies          $   4,254,711  $   4,157,374  $   4,096,353
  State and political subdivisions                     671,782        504,027        397,764
  Mortgage backed securities                           144,070        150,658        141,448
  Other                                                502,065        546,940        509,046
                                                  -------------  -------------  -------------
Total                                            $   5,572,628  $   5,358,999  $   5,144,611
                                                  =============  =============  =============

Investment securities held to maturity:
  State and political subdivisions               $     665,807  $     724,086  $     767,580
  Other                                                  2,300          2,300          2,319
                                                  -------------  -------------  -------------
Total                                            $     668,107  $     726,386  $     769,899
                                                  =============  =============  =============

      The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2005 ($000's):

                              Less than 12 months        12 months or more              Total
                          ------------------------- ------------------------- -------------------------
                               Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
                              Value       Losses        Value       Losses        Value       Losses
                          ------------ ------------ ------------ ------------ ------------ ------------
  U.S. treasury and
    government agencies  $  1,936,074 $     14,752 $    727,179 $     14,305 $  2,663,253 $     29,057
  State and political
    subdivisions               44,000          393       53,690          728       97,690        1,121
  Mortgage backed securities   92,158          804           --           --       92,158          804
  Other                         6,999            1          972           10        7,971           11
                          ------------ ------------ ------------ ------------ ------------ ------------
  Total                  $  2,079,231 $     15,950 $    781,841 $     15,043 $  2,861,072 $     30,993
                          ============ ============ ============ ============ ============ ============

      The Corporation believes that the unrealized losses in the investment securities portfolio resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

  7. The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

                                                     June 30,     December 31,     June 30,
                                                       2005           2004           2004
                                                  -------------  -------------  -------------
Commercial, financial and agricultural           $   9,147,994  $   8,483,046  $   7,785,955
Cash flow hedging instruments at fair value             (4,549)        (1,583)       (26,772)
                                                  -------------  -------------  -------------
  Commercial, financial and agricultural             9,143,445      8,481,463      7,759,183

Real estate:
  Construction                                       2,984,601      2,265,227      1,875,852
  Residential mortgage                               9,313,118      8,548,029      7,720,641
  Commercial mortgage                                8,585,700      8,164,099      7,696,070
                                                  -------------  -------------  -------------
Total real estate                                   20,883,419     18,977,355     17,292,563

Personal                                             1,526,442      1,540,024      1,590,166
Lease financing                                        592,545        537,930        553,403
                                                  -------------  -------------  -------------
    Total loans and leases                       $  32,145,851  $  29,536,772  $  27,195,315
                                                  =============  =============  =============

  8.  Sale of Receivables

      During the second quarter of 2005, automobile loans with principal balances of $115.4 million were sold in securitization transactions. Net losses of $1.9 million were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations, primarily servicing fees, amounted to $3.5 million in the current quarter.

      Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the second quarter were as follows (rate per annum):

Prepayment speed (CPR)                                          15-40 %
Weighted average life (in months)                                20.0
Expected credit losses (based on original balance)          0.22-0.74 %
Residual cash flow discount rate                                 12.0 %
Variable returns to transferees                       Forward one month
                                                       LIBOR yield curve

      At June 30, 2005, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                                    Total
                                                  Securitized     Portfolio        Managed
                                                 -------------  -------------  -------------
Loan balances                                   $     950,358  $     246,847  $   1,197,205
Principal amounts of loans
  60 days or more past due                                908            443          1,351
Net credit losses year to date                          1,010            342          1,352

  9.  Goodwill and Other Intangibles

      The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows ($000's):

                                          Banking       Metavante       Others         Total
                                      -------------  -------------  -------------  -------------
Goodwill balance as of
  January 1, 2005                    $     815,086  $     978,418  $       5,412  $   1,798,916
Goodwill acquired during the period             --         20,675             --         20,675
Purchase accounting adjustments               (114)        20,270          3,598         23,754
                                      -------------  -------------  -------------  -------------
Goodwill balance as of
  June 30, 2005                      $     814,972  $   1,019,363  $       9,010  $   1,843,345
                                      =============  =============  =============  =============

      Goodwill acquired for the Metavante segment includes initial goodwill relating to the acquisition of Prime Associates, Inc. in the first quarter of 2005.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

      Purchase accounting adjustments for Metavante for the six months ended June 2005 represent adjustments made to the initial estimates of fair value associated with the acquisitions of Kirchman Corporation, Advanced Financial Solutions, Inc. and its affiliated companies, NYCE Corporation, Response Data Corp., NuEdge Systems LLC, and VECTORsgi Holdings, Inc. Purchase accounting adjustments for Metavante also include the effect of a contingent payment made in the first quarter of 2005 in connection with the Printing For Systems, Inc. acquisition. Purchase accounting adjustments for the Others segment included the effect of a contingent payment made for an acquisition made by the Corporation's Trust subsidiary in 2004, net of the reduction of goodwill allocated to the sale of a small business line. Purchase accounting adjustments for the Banking segment was the reduction of goodwill allocated to a branch divestiture.

      At June 30, 2005, the Corporation's other intangible assets consisted of the following ($000's):

                                                                   June 30, 2005
                                                    -------------------------------------------
                                                                       Accum-
                                                         Gross         ulated           Net
                                                       Carrying        Amort-        Carrying
                                                        Amount         ization         Value
                                                    -------------  -------------  -------------
Other intangible assets:
  Core deposit intangible                          $     152,816  $      74,538  $      78,278
  Data processing contract rights/customer lists         254,780         25,150        229,630
  Trust customers                                          4,750          1,011          3,739
  Tradename                                                2,775          2,325            450
  Other Intangibles                                        1,250            277            973
                                                    -------------  -------------  -------------
                                                   $     416,371  $     103,301  $     313,070
                                                    =============  =============  =============

Mortgage loan servicing rights                                                   $       3,209
                                                                                  =============

 10.  The Corporation's deposit liabilities consisted of the following
      ($000's):

                                                     June 30,     December 31,     June 30,
                                                       2005           2004           2004
                                                  -------------  -------------  -------------
Noninterest bearing demand                       $   5,088,947  $   4,888,426  $   4,709,873

Savings and NOW                                      9,999,393     10,118,415      9,101,821
Cash flow hedge-Brokered MMDA                           (2,998)        (1,445)            --
                                                  -------------  -------------  -------------
  Total Savings and NOW                              9,996,395     10,116,970      9,101,821

CD's $100,000 and over                               5,980,536      5,592,947      5,379,731
Cash flow hedge-Institutional CDs                      (13,944)        (8,977)        (8,613)
                                                  -------------  -------------  -------------
  Total CD's $100,000 and over                       5,966,592      5,583,970      5,371,118

Other time deposits                                  3,006,936      2,721,214      2,632,467
Foreign deposits                                     2,002,570      3,144,507      3,410,007
                                                  -------------  -------------  -------------
    Total deposits                               $  26,061,440  $  26,455,087  $  25,225,286
                                                  =============  =============  =============

 11.  Derivative Financial Instruments and Hedging Activities

      The following is an update of the Corporation's use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2004. Generally there were no substantive changes in the types of derivative financial instruments the Corporation employs or its hedging activities in the six months ended June 30, 2005.

      Trading Instruments and Other Free Standing Derivatives
      -------------------------------------------------------
      Loan commitments accounted for as derivatives are not material to the Corporation and the Corporation does not employ any formal hedging strategies.

      Trading and free-standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

      At June 30, 2005, free standing interest rate swaps consisted of $1.8 billion in notional amount of receive fixed/pay floating with an aggregate negative fair value of $1.7 million and $1.0 billion in notional amount of pay fixed/receive floating with an aggregate positive fair value of $1.5 million.

      At June 30, 2005, interest rate caps purchased amounted to $33.8 million in notional amount with a positive fair value of $0.2 million and interest rate caps sold amounted to $33.8 million in notional amount with a negative fair value of $0.2 million.

      At June 30, 2005, the notional value of interest rate futures designated as trading was $4.1 billion with an immaterial fair value.

      Fair Value Hedges
      -----------------
      The following table presents updated information with respect to selected fair value hedges.

Fair Value Hedges                                             Weighted
June 30, 2005                             Notional    Fair    Average
                                           Amount    Value    Remaining
       Hedged              Hedging         ($ in      ($ in     Term
        Item              Instrument      millions) millions)   (Yrs)
--------------------  ------------------  --------  --------- ---------
Fixed Rate CDs        Receive Fixed Swap $  747.5  $   (9.7)      9.2

Medium Term Notes     Receive Fixed Swap    366.9      (1.6)      8.1

Fixed Rate
  Bank Notes          Receive Fixed Swap    838.6       7.7       8.0

Institutional CDs     Receive Fixed Swap    120.0      (0.1)      1.5

      The impact from fair value hedges to total net interest income for the three and six months ended June 30, 2005 was a positive $9.1 million and $19.1 million, respectively. The impact to net interest income due to ineffectiveness was immaterial.

      Cash Flow Hedges
      ----------------
      The following table updates the Corporation's cash flow hedges.

Cash Flow Hedges                                              Weighted
June 30, 2005                             Notional    Fair    Average
                                           Amount    Value    Remaining
       Hedged              Hedging         ($ in      ($ in     Term
        Item              Instrument      millions) millions)   (Yrs)
--------------------  ------------------  --------  --------- ---------
Variable Rate Loans   Receive Fixed Swap $ 1,150.0 $    (4.5)     4.4

Institutional CDs     Pay Fixed Swap       2,305.0      13.9      1.1

Federal Funds
  Purchased           Pay Fixed Swap         300.0      (6.2)     1.9

FHLB Advances         Pay Fixed Swap         920.0       8.9      2.9

Floating Rate
  Bank Notes          Pay Fixed Swap         125.0      (0.3)     1.8

Money Market Account  Pay Fixed Swap         250.0       3.0      2.0

      The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges was immaterial for the three months ended June 30, 2005 and $3.0 million for the six months ended June 30, 2005. The impact due to ineffectiveness was immaterial.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

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

      Net periodic postretirement benefit costs for the three and six month periods ended June 30, 2005 and 2004 included the following components ($000's):

                                              Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                           -----------------------     ----------------------
                                               2005        2004           2005        2004
                                           -----------  ----------     ----------  ----------
Service cost                              $       552  $      631     $    1,105  $    1,262
Interest on APBO                                1,159       1,366          2,318       2,732
Expected return on assets                        (150)         --           (299)         --
Prior service amortization                       (680)       (680)        (1,361)     (1,360)
Actuarial loss amortization                       264         562            528       1,125
Other                                              --          --             --          --
                                           -----------  ----------     ----------  ----------
                                          $     1,145  $    1,879     $    2,291  $    3,759
                                           ===========  ==========     ==========  ==========

      Benefit payments and expenses, net of participant contributions, for the three and six months ended June 30, 2005 amounted to $1.0 million and $2.0 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

 13.  Segments

      The following represents the Corporation's operating segments as of and for the three and six months ended June 30, 2005 and 2004.
      There have not been any changes to the way the Corporation organizes its segments. Fees - intercompany represent intercompany revenues charged to other segments for providing certain services. Expenses
      - intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - intercompany are not the costs of that segment's reported intercompany revenues. Intersegment revenues, expenses and assets have been eliminated ($ in millions):

                                                    Three Months Ended June 30, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     307.2   $      (6.6)  $       6.1   $      (2.0)  $      --    $      304.7

Other income
  Fees - other                   91.9         271.7          70.7           8.3          --           442.6
  Fees - intercompany            14.2          23.1           5.6          21.6       (64.5)             --
                          ------------  ------------  ------------  ------------  -----------  -------------
Total other income              106.1         294.8          76.3          29.9       (64.5)          442.6

Other expense
  Expenses - other              158.5         227.6          32.9          34.7        (1.1)          452.6
  Expenses - intercompany        41.5           9.5          12.0           0.4       (63.4)             --
                          ------------  ------------  ------------  ------------  -----------  -------------
Total other expense             200.0         237.1          44.9          35.1       (64.5)          452.6
Provision for loan
  and lease losses               13.4            --           0.3            --          --            13.7
                          ------------  ------------  ------------  ------------  -----------  -------------
Income (loss) before taxes      199.9          51.1          37.2          (7.2)         --           281.0
Income tax expense
  (benefit)                      60.4          20.3          14.4          (2.6)         --            92.5
                          ------------  ------------  ------------  ------------  -----------  -------------
Segment income            $     139.5   $      30.8   $      22.8   $      (4.6)  $      --    $      188.5
                          ============  ============  ============  ============  ===========  =============
Identifiable assets       $  41,164.6   $   2,454.4   $     759.5   $     733.1   $(1,627.9)   $   43,483.7
                          ============  ============  ============  ============  ===========  =============
Return on average equity         16.3 %        19.7 %        34.5 %                                    18.3 %
                          ============  ============  ============                             =============

                                                    Three Months Ended June 30, 2004
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     280.2   $      (0.9)  $       6.6   $      (1.9)  $       --   $      284.0

Other income
  Fees - other                   85.6         197.4          45.8           1.2           --          330.0
  Fees - intercompany            16.6          19.2           7.0          17.6        (60.4)            --
                          ------------  ------------  ------------  ------------  -----------  -------------
Total other income              102.2         216.6          52.8          18.8        (60.4)         330.0

Other expense
  Expenses - other              152.4         171.3          29.7          21.0          0.3          374.7
  Expenses - intercompany        38.5          12.2          11.5          (1.5)       (60.7)            --
                          ------------  ------------  ------------  ------------  -----------  -------------
Total other expense             190.9         183.5          41.2          19.5        (60.4)         374.7
Provision for loan
  and lease losses                8.5            --           0.7            --           --            9.2
                          ------------  ------------  ------------  ------------  -----------  -------------
Income (loss) before taxes      183.0          32.2          17.5          (2.6)          --          230.1
Income tax expense
  (benefit)                      60.0          12.6           6.9          (1.1)          --           78.4
                          ------------  ------------  ------------  ------------  -----------  -------------
Segment income            $     123.0   $      19.6    $     10.6   $      (1.5)  $       --   $      151.7
                          ============  ============  ============  ============  ===========  =============
Identifiable assets       $  35,778.8   $   1,218.0    $    610.0   $     624.2   $ (1,159.4)  $   37,071.6
                          ============  ============  ============  ============  ===========  =============
Return on average equity         16.4 %        19.3 %        16.8 %                                    17.9 %
                          ============  ============  ============                             =============

                          MARSHALL & ILSLEY CORPORATION
                   Notes to Financial Statements - Continued
                         June 30, 2005 & 2004 (Unaudited)

                                                     Six Months Ended June 30, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     603.9   $     (14.7)  $      11.1   $      (3.8)  $       --   $      596.5

Other income
  Fees - other                  179.1         544.1         118.9          10.0           --          852.1
  Fees - intercompany            28.8          45.2          10.3          43.3       (127.6)            --
                          ------------  ------------  ------------  ------------  -----------  -------------
Total other income              207.9         589.3         129.2          53.3       (127.6)         852.1

Other expense
  Expenses - other              312.1         457.0          64.0          56.4         (0.5)         889.0
  Expenses - intercompany        80.8          19.9          24.5           1.9       (127.1)            --
                          ------------  ------------  ------------  ------------  -----------  -------------
Total other expense             392.9         476.9          88.5          58.3       (127.6)         889.0
Provision for loan
 and lease losses                21.2            --           0.6            --           --           21.8
                          ------------  ------------  ------------  ------------  -----------  -------------
Income (loss) before taxes      397.7          97.7          51.2          (8.8)          --          537.8
Income tax expense
  (benefit)                     125.0          38.8          19.8          (3.9)          --          179.7
                          ------------  ------------  ------------  ------------  -----------  -------------
Segment income            $     272.7   $      58.9   $      31.4   $      (4.9)  $       --   $      358.1
                          ============  ============  ============  ============  ===========  =============
Identifiable assets       $  41,164.6   $   2,454.4   $     759.5   $     733.1   $ (1,627.9)  $   43,483.7
                          ============  ============  ============  ============  ===========  =============
Return on average equity         16.3 %        19.7 %        24.7 %                                    17.8 %
                          ============  ============  ============                             =============

                                                     Six Months Ended June 30, 2004
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     555.1   $      (1.1)  $      13.0   $      (4.3)  $       --   $      562.7

Other income
  Fees - other                  168.7         383.5          89.1           2.1           --          643.4
  Fees - intercompany            32.2          38.1          11.8          35.1       (117.2)            --
                          ------------  ------------  ------------  ------------  -----------  -------------
Total other income              200.9         421.6         100.9          37.2       (117.2)         643.4

Other expense
  Expenses - other              304.6         335.3          59.6          37.8         (0.3)         737.0
  Expenses - intercompany        71.6          23.1          23.6          (1.4)      (116.9)            --
                          ------------  ------------  ------------  ------------  -----------  -------------
Total other expense             376.2         358.4          83.2          36.4       (117.2)         737.0
Provision for loan
  and lease losses               16.9            --           1.4            --           --           18.3
                          ------------  ------------  ------------  ------------  -----------  -------------
Income (loss) before taxes      362.9          62.1          29.3          (3.5)          --          450.8
Income tax expense
  (benefit)                     118.9          24.4          11.4          (1.7)          --          153.0
                          ------------  ------------  ------------  ------------  -----------  -------------
Segment income            $     244.0   $      37.7   $      17.9   $      (1.8)  $       --   $      297.8
                          ============  ============  ============  ============  ===========  =============
Identifiable assets        $ 35,778.8   $   1,218.0   $     610.0   $     624.2   $ (1,159.4)  $   37,071.6
                          ============  ============  ============  ============  ===========  =============
Return on average equity         16.3 %        19.1 %        14.2 %                                    17.7 %
                          ============  ============  ============                             =============

      Total revenue, net interest income plus other income, by type in Others consisted of the following:

                                              Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                           -----------------------     ----------------------
                                               2005        2004           2005        2004
                                           -----------  ----------     ----------  ----------
Trust Services                            $      40.6  $     37.2     $     80.2  $     72.7
Residential Mortgage Banking                      6.1         9.0           11.1        15.2
Capital Markets                                  21.5         0.3           22.2        (0.4)
Brokerage and Insurance                           7.2         6.7           14.3        13.5
Commercial Leasing                                4.2         4.2            7.6         8.2
Commercial Mortgage Banking                       1.6         1.4            2.8         3.0
Others                                            1.2         0.6            2.1         1.7
                                           -----------  ----------     ----------  ----------
Total revenue                             $      82.4  $     59.4     $    140.3  $    113.9
                                           ===========  ==========     ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                      ($000's)

                                                                 Three Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------  -------------
Assets
------
Cash and due from banks                                     $     938,451  $     801,986

Investment securities:
  Trading securities                                               25,582         22,138
  Short-term investments                                          271,731        164,685
  Other investment securities:
    Taxable                                                     4,828,606      4,671,113
    Tax-exempt                                                  1,333,700      1,171,209
                                                             -------------  -------------
Total investment securities                                     6,459,619      6,029,145

Loans and leases:
  Loans and leases, net of unearned income                     31,294,058     26,507,894
  Less: Allowance for loan and lease losses                       361,488        359,856
                                                             -------------  -------------
  Net loans and leases                                         30,932,570     26,148,038

Premises and equipment, net                                       445,382        434,888
Accrued interest and other assets                               3,877,271      2,757,888
                                                             -------------  -------------
Total Assets                                                $  42,653,293  $  36,171,945
                                                             =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                       $   4,826,304  $   4,513,599
  Interest bearing                                             20,643,276     18,995,645
                                                             -------------  -------------
Total deposits                                                 25,469,580     23,509,244

Federal funds purchased and security repurchase agreements      2,393,989      2,279,498
Other short-term borrowings                                       998,363        979,383
Long-term borrowings                                            7,920,117      4,703,870
Accrued expenses and other liabilities                          1,729,455      1,294,056
                                                             -------------  -------------
Total liabilities                                              38,511,504     32,766,051

Shareholders' equity                                            4,141,789      3,405,894
                                                             -------------  -------------
Total Liabilities and Shareholders' Equity                  $  42,653,293  $  36,171,945
                                                             =============  =============

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                      ($000's)

                                                                  Six Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------  -------------
Assets
------
Cash and due from banks                                     $     928,733  $     786,580

Investment securities:
  Trading securities                                               24,355         22,703
  Short-term investments                                          229,595        188,598
  Other investment securities:
    Taxable                                                     4,825,732      4,602,099
    Tax-exempt                                                  1,306,082      1,158,940
                                                             -------------  -------------
Total investment securities                                     6,385,764      5,972,340

Loans and leases:
  Loans and leases, net of unearned income                     30,592,745     25,967,707
  Less: Allowance for loan and lease losses                       361,220        358,001
                                                             -------------  -------------
  Net loans and leases                                         30,231,525     25,609,706

Premises and equipment, net                                       448,079        436,637
Accrued interest and other assets                               3,857,632      2,702,534
                                                             -------------  -------------
Total Assets                                                $  41,851,733  $  35,507,797
                                                             =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                       $   4,760,154  $   4,414,879
  Interest bearing                                             20,592,326     18,597,021
                                                             -------------  -------------
Total deposits                                                 25,352,480     23,011,900

Federal funds purchased and security repurchase agreements      2,170,661      2,400,570
Other short-term borrowings                                       973,360        943,148
Long-term borrowings                                            7,564,611      4,473,229
Accrued expenses and other liabilities                          1,729,499      1,288,997
                                                             -------------  -------------
Total liabilities                                              37,790,611     32,117,844

Shareholders' equity                                            4,061,122      3,389,953
                                                             -------------  -------------
Total Liabilities and Shareholders' Equity                  $  41,851,733  $  35,507,797
                                                             =============  =============

                                   OVERVIEW
                                   --------
Current operating trends and financial results have been positive and are a confirmation of the Corporation's overall strategy of driving earnings per share growth by: (1) expanding banking operations into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services; (3) expanding trust services and other wealth management product and service offerings for high net-worth individuals; and (4) growing Metavante's business through organic growth and acquisitions.

The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation has demonstrated solid fundamental performance in each of these key areas and as a result, the second quarter and first half of 2005 produced strong financial results.

Net income for the second quarter of 2005 amounted to $188.5 million compared to $151.7 million for the same period in the prior year, an increase of $36.8 million, or 24.2%. Diluted earnings per share were $0.81 for the three months ended June 30, 2005, compared with $0.67 for the three months ended June 30, 2004, an increase of 20.9%. The return on average assets and average equity was 1.77% and 18.25%, respectively, for the quarter ended June 30, 2005, and 1.69% and 17.92%, respectively, for the quarter ended June 30, 2004.

For the six months ended June 30, 2005, net income amounted to $358.1 million compared to $297.8 million for the first half of 2004, an increase of $60.3 million, or 20.2%. Diluted earnings per share were $1.54 for the six months ended June 30, 2005, compared with $1.32 for the six months ended June 30, 2004, an increase of 16.7%. The return on average assets and average equity was 1.73% and 17.78%, respectively, for the first six months of 2005, and 1.69% and 17.67%, respectively, for the first six months of 2004.

Earnings growth for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was attributable to a number of factors. The increase in net interest income was driven by loan and deposit growth. Net interest income growth was somewhat mitigated by the financing costs associated with Metavante's 2004 acquisitions. On a comparative basis, net charge-offs and the resulting provisions for loan and lease losses were higher in the second quarter and first half of 2005 than the second quarter and first half of 2004. Despite the increase, net charge-offs for the three and six months ended June 30, 2005 continue to be below the Corporation's five-year historical average. Metavante and the trust services reporting unit continued to exhibit growth in both revenue and earnings. Metavante's growth in revenue and earnings reflects, in part, the impact of its acquisition and divestiture activities and higher transaction volumes in payment processing and electronic banking. The acquisition and divestiture activities included one acquisition completed in the first quarter of 2005 and six acquisitions and two divestitures completed in 2004. For the three and six months ended June 30, 2005, the Corporation realized a gain due to the sale of an entity associated with the Corporation's investment in an independent private equity and venture capital partnership. In addition, during the first quarter of 2005 the Corporation realized a gain due to the change in control of PULSE EFT Associates. These factors along with continued expense management resulted in double-digit earnings growth in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

Management continues to believe that there are some key factors that could affect future operating trends and financial results. Management believes that credit losses will likely return to historical levels. While it is unclear when this will occur, management does not believe that current net charge-off levels are sustainable indefinitely. Rapidly shifting and unstable yield curves make balance sheet management vulnerable to potential earnings volatility. While the Corporation has taken what it believes to be a conservative position relative to a generally rising interest rate environment, shifts in customer behavior and re-pricing characteristics present a persistent challenge.

Based on its performance in the first half of 2005, management expects Metavante's total 2005 revenues (internal and external) will be at the upper end of the $1.1 to $1.2 billion revenue range previously provided and segment earnings will be in the range of $115.0 million to $120.0 million, excluding the impact of recently announced acquisitions. In the Banking segment, management expects double digit loan growth for the remainder of 2005. However, it is possible that loan growth will not be at the same levels experienced during the first half of the current year. The Corporation's actual results for the year ended December 31, 2005 could differ materially from those expected by management. See "Forward-Looking Statements" in this Form 10-Q and the Corporation's 2004 Annual Report on Form 10-K for a discussion of the various risk factors that could cause actual results to be different than expected results.

                  NOTEWORTHY TRANSACTIONS AND EVENTS
                  ----------------------------------
Some of the more noteworthy transactions and events that occurred in the three and six months ended June 30, 2005 and 2004 consisted of the following:

Second quarter 2005
-------------------
As announced in the Corporation's Form 8-K dated May 26, 2005, the Corporation realized a gain due to the sale of an entity associated with its investment in an independent private equity and venture capital partnership. The gross gain amounted to $29.0 million and is reported in Net investment securities gains (losses) in the Consolidated Statements of Income. On an after-tax basis, and net of related compensation expense, the gain amounted to $16.2 million or $0.07 per diluted share for the three and six months ended June 30, 2005.

During the second quarter Metavante announced three acquisitions. It is expected that these will be funded primarily with the Corporation's common stock. See Note 5 in Notes to Financial Statements for further discussion.

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

During the first quarter of 2005, the Corporation's banking segment's investment in certain membership interests of PULSE EFT Associates ("PULSE") was liquidated by PULSE due to a change in control. The cash received resulted in a gain of $5.3 million which is reported in Net investment securities gains (losses) in the Consolidated Statements of Income. An additional $0.3 million was received in the second quarter of 2005.

Second quarter 2004
-------------------
On May 27, 2004, Metavante completed the purchase of certain assets and the assumption of certain liabilities of Kirchman Corporation
("Kirchman"). Kirchman is a provider of automation software and compliance services to the banking industry. This acquisition provided Metavante with core-processing software that financial institutions can run in-house, a solution Metavante previously did not offer.

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


                          NET INTEREST INCOME
                          -------------------
Net interest income is the difference between interest earned on earning assets and interest owed on interest bearing liabilities. Net interest income represented approximately 40.8% and 41.2% of the Corporation's source of revenues for the three and six months ended June 30, 2005 compared to 46.3% and 46.7% , respectively for the three and six months ended June 30, 2004.

Net interest income for the second quarter of 2005 amounted to $304.8 million compared to $284.0 million reported for the second quarter of 2004, an increase of $20.8 million or 7.3%. For the six months ended June 30, 2005, net interest income amounted to $596.5 million compared to $562.6 million for the six months ended June 30, 2004, an increase of $33.9 million or 6.0%. Loan growth and the growth in noninterest bearing deposits were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year three and six month periods included the impact of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate changes and the interest expense associated with the incremental debt issued in the third quarter of 2004 to fund Metavante's acquisitions in 2004.

Average earning assets in the second quarter of 2005 amounted to $37.8 billion compared to $32.5 billion in the second quarter of 2004, an increase of $5.3 billion or 16.0%. Average loans and leases accounted for $4.8 billion of the growth in average earning assets in the second quarter of 2005 compared to the second quarter of 2004. Average investment securities increased $0.3 billion over the prior quarter. Average earning assets for the six months ended June 30, 2005 amounted to $37.0 billion compared to $31.9 billion for the six months ended June 30, 2004, an increase of $5.1 billion or 15.8%. Average loans and leases accounted for $4.6 billion of the growth in average earning assets over the respective periods. Average investment securities increased $0.4 billion.

Average interest bearing liabilities increased $5.0 billion or 18.5% in the second quarter of 2005 compared to the second quarter of 2004. Average interest bearing deposits increased $1.6 billion or 8.7% in the second quarter of 2005 compared to the second quarter of last year. Average total borrowings increased $3.4 billion or 42.1% in the second quarter of 2005 compared to the same period in 2004. For the six months ended June 30, 2005, average interest bearing liabilities increased $4.9 billion or 18.5% compared to the same period in 2004. Average interest bearing deposits increased $2.0 billion or 10.7% in the first six months of 2005 compared to the first six months of last year. Average total borrowings increased $2.9 billion or 37.0% in the first half of 2005 compared to the same period in 2004.

Average noninterest bearing deposits increased $0.3 billion or 6.9% in the three months ended June 30, 2005 compared to the same period last year. On a year-to-date basis, average noninterest bearing deposits increased $0.3 billion or 7.8% in the first six months of 2005 compared to the first six months of 2004.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

                  Consolidated Average Loans and Leases
                  --------------------------------------

                                       2005                    2004                  Growth Pct.
                               ------------------- ------------------------------ ------------------
                                 Second    First     Fourth    Third     Second             Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
---------------------------
  Commercial                   $  8,932  $  8,460  $  8,076  $  7,796  $  7,463     19.7 %     5.6 %

  Commercial real estate
    Commercial mortgages          8,509     8,275     8,042     7,826     7,512     13.3       2.8
    Construction                  1,358     1,241     1,143     1,100     1,071     26.8       9.4
                               --------- --------- --------- --------- --------- -------- ---------
  Total commercial real estate    9,867     9,516     9,185     8,926     8,583     15.0       3.7

  Commercial lease financing        425       398       402       395       393      8.2       6.8
                               --------- --------- --------- --------- --------- -------- ---------
Total Commercial
  Loans and Leases               19,224    18,374    17,663    17,117    16,439     16.9       4.6

Personal Loans and Leases
-------------------------
  Residential real estate
    Residential mortgages         3,986     3,562     3,234     2,929     2,743     45.3      11.9
    Construction                  1,382     1,167     1,017       865       759     82.0      18.4
                               --------- --------- --------- --------- --------- -------- ---------
  Total residential
    real estate                   5,368     4,729     4,251     3,794     3,502     53.3      13.5

  Personal loans
    Student                          78        88        85        79        83     (6.0)    (11.6)
    Credit card                     217       217       208       214       244    (11.4)     (0.3)
    Home equity
      loans and lines             5,098     5,131     5,035     4,894     4,688      8.7      (0.6)
    Other                         1,186     1,217     1,251     1,256     1,388    (14.5)     (2.5)
                               --------- --------- --------- --------- --------- -------- ---------
  Total personal loans            6,579     6,653     6,579     6,443     6,403      2.7      (1.1)

  Personal lease financing          123       128       135       146       164    (24.9)     (3.8)
                               --------- --------- --------- --------- --------- -------- ---------
Total Personal
  Loans and Leases               12,070    11,510    10,965    10,383    10,069     19.9       4.9
                               --------- --------- --------- --------- --------- -------- ---------
Total Consolidated Average
  Loans and Leases             $ 31,294  $ 29,884  $ 28,628  $ 27,500  $ 26,508     18.1 %     4.7 %
                               ========= ========= ========= ========= ========= ======== =========

Total consolidated average loans and leases increased $4.8 billion or 18.1% in the second quarter of 2005 compared to the second quarter of 2004. Total average commercial loan and lease growth was $2.8 billion, a 16.9% increase in the current quarter compared to the second quarter of the prior year. Approximately 52.7% of the growth in total average commercial loans and leases was attributable to commercial and industrial loans. Total average personal loans and leases increased $2.0 billion or 19.9% in the second quarter of 2005 compared to the second quarter of 2004. This growth was driven primarily by growth in residential real estate loans and home equity loans and lines. Average indirect auto loans and leases declined in the current quarter compared to the second quarter of the prior year which reflects, in part, the effect of the sale and securitization of indirect auto loans. From a production standpoint, residential real estate loan closings in the second quarter of 2005 were $0.3 billion or 21.1% greater than loan closings in the second quarter of 2004 and were $0.4 billion or 34.4% greater than loan closings in the first quarter of 2005.

For the six months ended June 30, 2005, total consolidated average loans and leases increased $4.6 billion or 17.8% compared to the six months ended June 30, 2004. Total average commercial loan and lease growth was $2.6 billion, a 16.4% increase in the first six months of 2005 compared to the first six months of the prior year. Approximately 52.6% of the growth in total average commercial loans and leases was attributable to commercial and industrial loans. Total average personal loans and leases increased $2.0 billion or 20.1% in the first half of 2005 compared to the first half of 2004. This growth was driven primarily by growth in residential real estate loans and home equity loans and lines. Year-to-date average indirect auto loans and leases declined in the first six months of 2005 compared to the same period of the prior year which, as previously discussed, reflects in part, the effect of the sale and securitization of indirect auto loans. From a production standpoint, residential real estate loan closings in the first half of 2005 were $0.6 billion or 29.4% greater than loan closings in the first half of 2004.

Total average commercial loan and lease growth continued to be strong in the second quarter and first six months of 2005. This growth was spread relatively evenly throughout the first two quarters, was experienced in all of the Corporation's markets and came from both relatively new and existing customers across a variety of industries. Management attributes the loan growth to the strength of the local economies in the markets the Corporation serves, sales success and continued customer satisfaction. The Corporation continues to believe that double-digit loan growth is a reasonable expectation for the year ended December 31, 2005. However, it is uncertain whether the growth rates experienced in the first half of 2005 can be sustained for the remainder of the year.

Home equity loans and lines, which includes M&I's wholesale activity, continue to be the primary consumer loan product. The Corporation anticipates these products will continue to drive growth in the consumer side of its banking activities.

The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. For the three months ended June 30, 2005 and 2004 real estate loans sold to investors amounted to $0.5 billion, respectively. For the six months ended June 30, 2005, real estate loans sold to investors amounted to $0.9 billion compared to $0.8 billion in the six months ended June 30, 2004. At June 30, 2005 and 2004, the Corporation had approximately $153.8 million and $84.3 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $9.5 million in the second quarter of 2005 compared to $9.0 million in the second quarter of 2004. For the six months ended June 30, 2005, gains from the sale of mortgage loans amounted to $16.4 compared to $14.2 million in the six months ended June 30, 2004.

Auto loans securitized and sold in the second quarter of 2005 amounted to $0.1 billion compared to $0.3 billion in the second quarter of 2004. For the six months ended June 30, 2005, auto loans securitized and sold amounted to $0.2 billion compared to $0.4 billion in the six months ended June 30, 2004. For the three months ended June 30, 2005, net losses from the sale and securitization of auto loans amounted to $1.9 million compared to net losses of $3.2 million in the second quarter of 2004. For the six months ended June 30, 2005, net gains from the sale and securitization of auto loans were approximately break-even compared to net losses of $2.3 million for the six month ended June 30, 2004. The losses incurred were primarily due to lower loan interest spreads associated with new auto loan production in a rising interest rate environment. Auto loans held for sale amounted to $39.3 million at June 30, 2005.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                       Consolidated Average Deposits
                       -----------------------------

                                       2005                    2004                  Growth Pct.
                               ------------------- ------------------------------ ------------------
                                 Second    First     Fourth    Third     Second             Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
--------------------
  Noninterest bearing deposits
    Commercial                 $  3,377  $  3,263  $  3,427  $  3,280  $  3,143      7.4 %     3.5 %
    Personal                        958       930       923       902       908      5.6       3.0
    Other                           491       500       521       456       463      6.1      (1.9)
                               --------- --------- --------- --------- --------- -------- ---------
  Total noninterest
    bearing deposits              4,826     4,693     4,871     4,638     4,514      6.9       2.8

  Interest bearing deposits
    Savings and NOW               3,149     3,281     3,402     3,452     3,395     (7.3)     (4.0)
    Money market                  5,819     5,692     5,654     5,612     5,657      2.9       2.2
    Foreign activity                882       904       887       849       943     (6.4)     (2.4)
                               --------- --------- --------- --------- --------- -------- ---------
  Total interest
    bearing deposits              9,850     9,877     9,943     9,913     9,995     (1.5)     (0.3)

  Time deposits
    Other CDs and time deposits   2,951     2,787     2,685     2,653     2,582     14.3       5.8
    CDs greater than $100,000     1,243     1,074       906       805       660     88.3      15.8
                               --------- --------- --------- --------- --------- -------- ---------
  Total time deposits             4,194     3,861     3,591     3,458     3,242     29.4       8.6

Total bank issued deposits       18,870    18,431    18,405    18,009    17,751      6.3       2.4

Wholesale deposits
------------------
  Money market                    1,077     1,073     1,096       747        72  1,389.6       0.3
  Brokered CDs                    4,437     4,761     4,960     5,009     4,498     (1.4)     (6.8)
  Foreign time                    1,086       969       811       869     1,188     (8.5)     12.2
                               --------- --------- --------- --------- --------- -------- ---------
Total wholesale deposits          6,600     6,803     6,867     6,625     5,758     14.6      (3.0)
                               --------- --------- --------- --------- --------- -------- ---------
Total consolidated
  average deposits             $ 25,470  $ 25,234  $ 25,272  $ 24,634  $ 23,509      8.3 %     0.9 %
                               ========= ========= ========= ========= ========= ======== =========

Total consolidated average deposits increased $2.0 billion or 8.3% in the second quarter of 2005 compared to the second quarter of 2004. Average noninterest bearing deposits increased $0.3 billion or 6.9% while average bank-issued interest bearing deposits increased $0.8 billion or 6.1% in the current quarter compared to the second quarter of the prior year. For the six months ended June 30, 2005, total consolidated average deposits increased $2.3 billion or 10.2% compared to the six months ended June 30, 2004. Average noninterest bearing deposits increased $0.3 billion or 7.8% while average bank-issued interest bearing deposits increased $0.7 billion or 5.0% in the first six months of 2005 compared to the first six months of the prior year. The Corporation has recently experienced success in competing for bank issued time deposits without pricing above comparable wholesale levels.

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

For the three months ended June 30, 2005, average wholesale deposits increased $0.8 billion, or 14.6% compared to the three months ended June 30, 2004. For the six months ended June 30, 2005, average wholesale deposits increased $1.3 billion, or 25.0% compared to the six months ended June 30, 2004. The Corporation continues to make greater use of wholesale funding alternatives, especially brokered money market deposits and institutional certificates of deposit. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships.

During the second quarter of 2005, $350.0 million of subordinated bank notes were issued. The subordinated bank notes mature in 2015 and have a coupon rate of 4.85%. Senior bank notes in an aggregate amount of $525.0 million were also issued during the second quarter of 2005. The senior bank notes are floating rate and mature at various time in 2007 and 2010. Approximately $125.0 million of the senior bank notes were converted to a fixed rate through the use of an interest rate swap. In addition, during the second quarter of 2005, the Corporation issued $3.6 million of MiNotes with an annual weighted average coupon interest rate of 4.51%. The MiNotes mature at various times in 2010 and 2012. Series E medium-term notes in the amount of $100.0 million with an annual coupon rate of 1.72% matured during the second quarter of 2005.

During the first quarter of 2005, a new floating rate advance from the Federal Home Loan Bank ("FHLB") aggregating $250.0 million was obtained. The FHLB advance matures in 2011 and was converted to a fixed rate through the use of an interest rate swap. During the first quarter of 2005, $900.0 million of senior bank notes with an annual weighted average coupon interest rate of 4.13% were issued. The notes mature at various times beginning in 2008 through 2017. In addition, during the first quarter of 2005, the Corporation issued $4.5 million of MiNotes with an annual weighted average coupon interest rate of 5.02%. The MiNotes mature at various times beginning 2012 through 2023.

During the first quarter of 2004, a fixed rate FHLB advance aggregating $55.0 million with an annual coupon interest rate of 5.06% was prepaid and retired resulting in a charge to earnings of $4.9 million.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and six months ended June 30, 2005 and 2004, are presented in the following tables ($ in millions):

                   Consolidated Yield and Cost Analysis
                   ------------------------------------

                                         Three Months Ended          Three Months Ended
                                            June 30, 2005               June 30, 2004
                                    ---------------------------  ---------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                    ---------------------------  ---------------------------
Loans and leases: (a)
  Commercial loans and leases      $  9,357.0 $ 134.1    5.75 % $  7,855.9 $  89.7    4.59 %
  Commercial real estate loans        9,867.4   149.4    6.07      8,582.9   113.9    5.34
  Residential real estate loans       5,367.6    79.3    5.92      3,501.8    47.2    5.42
  Home equity loans and lines         5,098.3    76.1    5.99      4,688.6    61.1    5.24
  Personal loans and leases           1,603.8    23.3    5.83      1,878.7    23.3    5.00
                                    ---------- ------- -------   ---------- ------- -------
Total loans and leases               31,294.1   462.2    5.92     26,507.9   335.2    5.09

Investment securities (b):
  Taxable                             4,828.6    53.3    4.41      4,671.1    48.6    4.19
  Tax Exempt (a)                      1,333.7    23.9    7.34      1,171.2    21.7    7.59
                                    ---------- ------- -------   ---------- ------- -------
Total investment securities           6,162.3    77.2    5.03      5,842.3    70.3    4.87

Trading securities (a)                   25.6     0.1    0.78         22.1     0.1    1.05

Other short-term investments            271.7     2.2    3.39        164.7     0.4    1.00
                                    ---------- ------- -------   ---------- ------- -------
Total interest earning assets      $ 37,753.7 $ 541.7    5.76 % $ 32,537.0 $ 406.0    5.02 %
                                    ========== ======= =======   ========== ======= =======
Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $  9,850.0 $  41.8    1.70 % $  9,995.5 $  15.8    0.64 %
    Bank issued time deposits         4,193.2    31.6    3.02      3,241.8    19.2    2.38
                                    ---------- ------- -------   ---------- ------- -------
  Total bank issued deposits         14,043.2    73.4    2.10     13,237.3    35.0    1.06
  Wholesale deposits                  6,600.1    49.4    3.00      5,758.3    23.0    1.61
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing deposits      20,643.3   122.8    2.39     18,995.6    58.0    1.23

Short-term borrowings                 3,392.3    28.4    3.36      3,258.9    14.2    1.76
Long-term borrowings                  7,920.1    77.3    3.91      4,703.9    41.8    3.57
                                    ---------- ------- -------   ---------- ------- -------
Total interest
  bearing liabilities              $ 31,955.7 $ 228.5    2.87 % $ 26,958.4 $ 114.0    1.70 %
                                    ========== ======= =======   ========== ======= =======
Net interest margin (FTE) as a
  percent of average earning assets           $ 313.2    3.33 %            $ 292.0    3.61 %
                                               ======= =======              ======= =======
Net interest spread (FTE)                                2.89 %                       3.32 %
                                                       =======                      =======

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

                   Consolidated Yield and Cost Analysis
                   ------------------------------------

                                          Six Months Ended            Six Months Ended
                                            June 30, 2005               June 30, 2004
                                    ----------------------------  ----------------------------
                                                        Average                      Average
                                      Average          Yield or    Average           Yield or
                                      Balance Interest Cost (b)    Balance  Interest Cost (b)
                                    ----------------------------  ----------------------------
Loans and leases: (a)
  Commercial loans and leases      $  9,108.7 $  252.6    5.59 % $  7,698.4 $  177.2    4.63 %
  Commercial real estate loans        9,692.9    286.6    5.96      8,452.1    225.0    5.35
  Residential real estate loans       5,050.1    145.9    5.83      3,364.2     91.9    5.49
  Home equity loans and lines         5,114.4    148.7    5.86      4,563.4    120.1    5.29
  Personal loans and leases           1,626.6     45.8    5.68      1,889.6     47.6    5.07
                                    ---------- -------- --------  ---------- -------- -------
Total loans and leases               30,592.7    879.6    5.80     25,967.7    661.8    5.13

Investment securities (b):
  Taxable                             4,825.7    105.2    4.39      4,602.1     96.9    4.26
  Tax Exempt (a)                      1,306.1     46.9    7.41      1,158.9     43.1    7.64
                                    ---------- -------- -------   ---------- -------- -------
Total investment securities           6,131.8    152.1    5.02      5,761.0    140.0    4.93

Trading securities (a)                   24.4      0.1    0.99         22.7      0.2    1.33

Other short-term investments            229.6      3.7    3.20        188.6      0.9    1.01
                                    ---------- -------- -------   ---------- -------- -------
Total interest earning assets      $ 36,978.5 $1,035.5    5.65 % $ 31,940.0 $  802.9    5.06 %
                                    ========== ======== =======   ========== ======== =======
Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $  9,863.4 $   75.5    1.54 % $  9,993.7 $   31.3    0.63 %
    Bank issued time deposits         4,028.1     57.6    2.89      3,242.0     38.4    2.38
                                    ---------- -------- -------   ---------- -------- -------
  Total bank issued deposits         13,891.5    133.1    1.93     13,235.7     69.7    1.06
  Wholesale deposits                  6,700.8     93.2    2.80      5,361.3     43.8    1.65
                                    ---------- -------- -------   ---------- -------- -------
Total interest bearing deposits      20,592.3    226.3    2.22     18,597.0    113.5    1.23

Short-term borrowings                 3,144.0     50.3    3.23      3,343.7     30.1    1.81
Long-term borrowings                  7,564.6    145.7    3.88      4,473.3     80.8    3.63
                                    ---------- -------- -------   ---------- -------- -------
Total interest
  bearing liabilities              $ 31,300.9 $  422.3    2.72 % $ 26,414.0 $  224.4    1.71 %
                                    ========== ======== =======   ========== ======== =======
Net interest margin (FTE) as a
  percent of average earning assets           $  613.2    3.35 %            $  578.5    3.65 %
                                               ======== =======              ======== =======
Net interest spread (FTE)                                 2.93 %                        3.35 %
                                                        =======                       =======

 (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
 (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin, as a percent of average earning assets on a fully taxable equivalent basis ("FTE"), decreased 28 basis points from 3.61% in the second quarter of 2004 to 3.33% in the second quarter of 2005. For the six months ended June 30, 2005, the net interest margin, as a percent of average earning assets on a FTE basis was 3.35% compared to 3.65% for the six months ended June 30, 2004, a decrease of 30 basis points. The decrease in net interest margin in 2005 was offset, in part, by the increase in noninterest bearing deposits as previously discussed. When comparing the net interest margin percentage for the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, the Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante's acquisitions lowered the net interest margin by approximately 12 basis points in the second quarter and first half of 2005. Unlike a bank acquisition or loan growth, where the primary source of revenue is interest income, the revenue impact of Metavante's acquisitions is recorded in Other income and is not a component of the net interest margin statistic. Compared to the first quarter of 2005, the net interest margin, as a percent of average earning assets on a FTE basis, decreased 3 basis points from 3.36% in the first quarter of 2005 to 3.33% in the second quarter of 2005.

The contraction of the net interest margin as a percent of average earning assets is primarily driven by the continued growth in loan balances beyond the Corporation's capacity to generate bank-issued deposit growth below the wholesale costs of funds. Management expects modest downward pressure on the net interest margin percentage to continue. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.

            PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
            ------------------------------------------------------

The following tables present comparative consolidated credit quality information as of June 30, 2005, and the prior four quarters:

                            Nonperforming Assets
                            --------------------
                                   ($000's)

                                         2005                          2004
                                ----------------------  ----------------------------------
                                   Second      First       Fourth      Third       Second
                                  Quarter     Quarter     Quarter     Quarter     Quarter
                                ----------  ----------  ----------  ----------  ----------
Nonaccrual                     $  126,920  $  124,416  $  127,722  $  139,154  $  137,845

Renegotiated                          176         220         236         244         253

Past due 90 days or more            4,514       5,314       4,405       3,148       6,902
                                ----------  ----------  ----------  ----------  ----------
Total nonperforming
  loans and leases                131,610     129,950     132,363     142,546     145,000

Other real estate owned             9,124       6,770       8,056       7,098      10,394
                                ----------  ----------  ----------  ----------  ----------
Total nonperforming assets     $  140,734  $  136,720  $  140,419  $  149,644  $  155,394
                                ==========  ==========  ==========  ==========  ==========

Allowance for loan
  and lease losses             $  360,138  $  358,280  $  358,110  $  358,072  $  357,898
                                ==========  ==========  ==========  ==========  ==========

                          Consolidated Statistics
                          -----------------------

                                         2005                          2004
                                ----------------------  ----------------------------------
                                   Second      First       Fourth      Third       Second
                                  Quarter     Quarter     Quarter     Quarter     Quarter
                                ----------  ----------  ----------  ----------  ----------
Net charge-offs to average
  loans and leases annualized        0.15 %      0.11 %      0.18 %      0.10 %      0.08 %
Total nonperforming loans
  and leases to total
  loans and leases                   0.41        0.42        0.45        0.51        0.53
Total nonperforming assets
  to total loans and leases
  and other real estate              0.44        0.45        0.48        0.53        0.57
Allowance for loan and
  lease losses to total
  loans and leases                   1.12        1.17        1.21        1.27        1.32
Allowance for loan and
  lease losses to total
  nonperforming loans
  and leases                          274         276         271         251         247

                    Nonaccrual Loans and Leases By Type
                    -----------------------------------
                                   ($000's)

                                            2005                          2004
                                ----------------------  ----------------------------------
                                   Second      First       Fourth      Third       Second
                                  Quarter     Quarter     Quarter     Quarter     Quarter
                                ----------  ----------  ----------  ----------  ----------
Commercial
  Commercial, financial
    and agricultural           $   35,777  $   37,587  $   41,047  $   49,714  $   39,473
  Lease financing receivables       3,990       4,882       4,463       5,476       6,398
                                ----------  ----------  ----------  ----------  ----------
Total commercial                   39,767      42,469      45,510      55,190      45,871

Real estate
  Construction and
    land development                1,500         785         578         207       1,724
  Commercial mortgage              37,107      28,115      31,852      33,817      38,561
  Residential mortgage             47,797      52,056      49,206      48,715      50,776
                                ----------  ----------  ----------  ----------  ----------
Total real estate                  86,404      80,956      81,636      82,739      91,061

Personal                              749         991         576       1,225         913
                                ----------  ----------  ----------  ----------  ----------
Total nonaccrual
  loans and leases             $  126,920  $  124,416  $  127,722  $  139,154  $  137,845
                                ==========  ==========  ==========  ==========  ==========

             Reconciliation of Allowance for Loan and Lease Losses
             -----------------------------------------------------
                                   ($000's)

                                            2005                          2004
                                ----------------------  ----------------------------------
                                   Second      First       Fourth      Third       Second
                                  Quarter     Quarter     Quarter     Quarter     Quarter
                                ----------  ----------  ----------  ----------  ----------
Beginning balance              $  358,280  $  358,110  $  358,072  $  357,898  $  353,687

Provision for loan
  and lease losses                 13,725       8,126      12,837       6,872       9,227

Allowance of banks
  and loans acquired                   --          --          --          --          --

Loans and leases charged-off
  Commercial                        3,767       6,036       5,453       4,403       4,015
  Real estate                       8,190       3,339       4,342       3,047       2,765
  Personal                          3,765       3,416       3,345       3,207       2,616
  Leases                              380         246       6,178         252         536
                                ----------  ----------  ----------  ----------  ----------
Total charge-offs                  16,102      13,037      19,318      10,909       9,932

Recoveries on loans and leases
  Commercial                        2,264       2,604       5,100       2,366       2,279
  Real estate                         413       1,380         387         611       1,336
  Personal                            782         719         765         900         906
  Leases                              776         378         267         334         395
                                ----------  ----------  ----------  ----------  ----------
Total recoveries                    4,235       5,081       6,519       4,211       4,916
                                ----------  ----------  ----------  ----------  ----------
Net loans and leases charge-offs   11,867       7,956      12,799       6,698       5,016
                                ----------  ----------  ----------  ----------  ----------
Ending balance                 $  360,138  $  358,280  $  358,110  $  358,072  $  357,898
                                ==========  ==========  ==========  ==========  ==========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned ("OREO").

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $9.1 million at June 30, 2005, compared to $6.8 million at March 31, 2005 and $8.1 million at December 31, 2004. The increase in OREO at June 30, 2005 compared to March 31, 2005 was primarily attributable to acquired non-residential properties.

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

At June 30, 2005, nonperforming loans and leases amounted to $131.6 million or 0.41% of consolidated loans and leases compared to $130.0 million or 0.42% of consolidated loans and leases at March 31, 2005, and $132.4 million or 0.45% of consolidated loans and leases at December 31, 2004. At June 30, 2005 nonperforming loans and leases increased slightly compared to nonperforming loans and leases at March 31, 2005. The ratio of nonperforming loans and leases to consolidated loans and leases at June 30, 2005 represents the ninth consecutive quarter that the Corporation has experienced a decline in that ratio. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases. Since December 31, 2004, the decline in nonaccrual commercial loans and leases and nonaccrual residential real estate loans was offset by increases in nonaccrual commercial real estate loans and nonaccrual construction and land development loans.

Net charge-offs amounted to $11.9 million or 0.15% of average loans and leases in the second quarter of 2005 compared to $8.0 million or 0.11% of average loans and leases in the first quarter of 2005 and $12.8 million or 0.18% of average loans and leases in the fourth quarter of 2004. The lower level of net charge-offs experienced throughout 2004 and the first half of 2005 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. Recoveries in the second quarter of 2005 were $0.8 million lower than recoveries in the first quarter of 2005 and $2.3 million lower than recoveries in the fourth quarter of 2004. The ratio of recoveries to charge-offs was 26.3% in the second quarter of 2005 which was slightly below the Corporation's five year historical average ratio of recoveries to charge-offs of 26.9%. For the six month ended June 30, 2005, the ratio of recoveries to charge-offs was 32.0%.

Management continues to expect the longer term level of nonperforming loans and leases to be in the range of 50-60 basis points of total loans and leases and expects net charge-offs to trend to historical levels. While it is unclear when this will occur, management does not believe that current net charge-off levels are sustainable indefinitely.

The provisions for loan and lease losses amounted to $13.7 million for the three months ended June 30, 2005 compared to $8.1 million for the three months ended March 31, 2005 and $9.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, the provision for loan and lease losses amounted to $21.9 million compared to $18.3 million for the six months ended June 30, 2004. The allowance for loan and lease losses as a percent of consolidated loans and leases outstanding was 1.12% at June 30, 2005, 1.17% at March 31, 2005 and 1.32% at June 30, 2004.


                              OTHER INCOME
                              ------------
Other income or noninterest sources of revenue represented approximately 59.2% and 53.7% of the Corporation's total sources of revenues for the three months ended June 30, 2005 and 2004, respectively. Total other income in the second quarter of 2005 amounted to $442.6 million compared to $330.0 million in the same period last year, an increase of $112.6 million or 34.1%. For the six months ended June 30, 2005, other income represented approximately 58.8% of the Corporation's total sources of revenues and amounted to $852.1 million. By comparison, for the six months ended June 30, 2004, other income represented approximately 53.4% of the Corporation's total sources of revenues and amounted to $643.4 million. For the six months ended June 30, 2005 other income increased $208.7 million or 32.4% compared to the six months ended June 30, 2004.

The increase in other income in the second quarter and first half of 2005 compared to the same periods in 2004 was primarily due to growth in data processing services and trust services revenue and, as previously discussed, the gain from the sale of an entity associated with the Corporation's investment in an independent private equity and venture capital partnership.

Data processing services revenue amounted to $271.7 million in the second quarter of 2005 compared to $197.3 million in the second quarter of 2004, an increase of $74.4 million or 37.7%. For the six months ended June 30, 2005, data processing services revenue amounted to $544.0 million compared to $383.5 million in the six months ended June 30, 2004, an increase of $160.5 million or 41.9%. Overall, revenue growth was generally stronger than expected throughout this segment and was driven by revenue associated with acquisitions and higher transaction volumes in payment processing and electronic banking. Revenue associated with Metavante's acquisitions completed in 2005 and 2004 net of revenue lost from the 2004 divestitures (collectively "acquisitions"), contributed a significant portion of the revenue growth in the three and six months ended June 30, 2005, over the comparable three and six months ended June 30, 2004, respectively. The acquisition related revenue growth includes cross sales of acquired products to clients across the entire segment. Total buyout revenue, which varies from period to period, increased $0.2 million in the current quarter compared to the second quarter of last year and was $3.0 million higher in the first half of 2005 compared to the first half of 2004.

Based on its performance in the first half of 2005, management expects Metavante's total 2005 revenues (internal and external) will be at the upper end of the $1.1 to $1.2 billion revenue range previously provided and segment earnings will be in the range of $115.0 million to $120.0 million, excluding the impact of recently announced acquisitions.

Trust services revenue amounted to $41.1 million in the second quarter of 2005 compared to $37.9 million in the second quarter of 2004, an increase of $3.2 million or 8.4%. For the six months ended June 30, 2005, trust services revenue amounted to $81.5 million compared to $74.2 million for the six months ended June 30, 2004, an increase of $7.3 million or 9.8%. The increase in revenue was due to sales efforts that continue to emphasize cross-selling and integrated delivery. Assets under management were approximately $18.5 billion at June 30, 2005, compared to $18.3 billion at December 31, 2004, and $17.1 billion at June 30, 2004.

Service charges on deposits amounted to $23.9 million in the second quarter of 2005 compared to $25.1 million in the second quarter of 2004, a decrease of $1.2 million. For the six months ended June 30, 2005, service charges on deposits amounted to $47.5 million compared to $50.6 million for the six months ended June 30, 2004, a decrease of $3.1 million. A portion of this source of fee income is sensitive to changes in interest rates. In a rising interest rate environment customers receive a higher earnings credit for maintaining balances which results in lower fee income. Service charges on deposits associated with commercial demand deposits accounted for the majority of the decline in this revenue in both the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

Total mortgage banking revenue was $10.5 million in the second quarter of 2005 compared with $11.7 million in the second quarter of 2004, a decrease of $1.2 million. Total mortgage banking revenue was $18.4 million in the first six months of 2005 compared with $18.7 million in the first six months of 2004. For the three months ended June 30, 2005 and 2004, the Corporation sold $0.5 billion of residential mortgage and home equity loans to the secondary market. For the six months ended June 30, 2005 and 2004, the Corporation sold $0.9 billion and $0.8 billion of residential mortgage and home equity loans to the secondary market, respectively. Retained interests in the form of mortgage servicing rights on residential mortgage loans amounted to $0.5 million for the six months ended June 30, 2005 and $0.7 million for the six months ended June 30, 2004.

Net investment securities gains amounted to $29.4 million and $35.3 million for the three and six months ended June 30, 2005, respectively. As previously discussed, during the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with its investment in an independent private equity and venture capital partnership. The gross gain amounted to $29.0 million. During the first quarter of 2005, the Corporation's banking segment's investment in certain membership interests of PULSE was liquidated by PULSE. The cash received resulted in a gain of $5.3 million. An additional $0.3 million was received in the second quarter of 2005. Net investment securities activities for the three and six months ended June 30, 2004 were not significant.

Other income in the second quarter of 2005 amounted to $47.2 million compared to $39.9 million in the second quarter of 2004, an increase of $7.3 million or 18.4%. For the six months ended June 30, 2005, other income amounted to $89.9 million compared to $80.8 million for the six months ended June 30, 2004, an increase of $9.1 million or 11.1%. Higher auto securitization income, as previously discussed, and increases in loan related and card related fees were the primary contributors to the increase in other income in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. Other income for the three and six months ended June 30, 2005 includes a gain from a branch divestiture of $0.9 million. In addition, other income for the six months ended June 30, 2005 includes a gain of $0.8 million from the required sale of a facility that was completed during the first quarter of 2005.


                               OTHER EXPENSE
                               -------------
Total other expense for the three months ended June 30, 2005 amounted to $452.6 million compared to $374.7 million for the three months ended June 30, 2004, an increase of $77.9 million or 20.8%. For the six months ended June 30, 2005, total other expense amounted to $889.0 million compared to $737.0 million for the six months ended June 30, 2004, an increase of $152.0 million or 20.6%.

Total other expense for the three and six months ended June 30, 2005 included the operating expenses associated with Metavante's acquisitions of Kirchman Corporation in May 2004, Advanced Financial Solutions, Inc. and its affiliated companies in July 2004, the NYCE Corporation in July 2004, Response Data Corp. in September 2004, NuEdge Systems LLC in October 2004, VECTORsgi Holdings, Inc. in November 2004 and Prime Associates, Inc. on February 9, 2005. Total other expense for the three and six months ended June 30, 2005 excluded the operating expenses associated with the 401k Retirement Plan Services operations and the direct customer base of Paytrust.com that were sold in the fourth quarter of 2004.

Metavante's acquisitions and divestitures had a significant impact on the period-to-period comparability of operating expenses in 2005 compared to 2004. Approximately $54.9 million of the operating expense growth in the second quarter of 2005 compared to the second quarter of 2004 was attributable to the acquisitions and divestitures. Approximately $117.4 million of the operating expense growth in the first six months of 2005 compared to the first six months of 2004 was attributable to the acquisitions and divestitures. The operating expenses of the acquired and divested entities have been included in or excluded from the Corporation's consolidated operating expenses from the dates the transactions were completed.

Other expense for the three and six months ended June 30, 2004, included a product impairment charge by Metavante that amounted to $5.5 million. As previously discussed, other expense for the six months ended June 30, 2004 included a charge to earnings of $4.9 million because the Corporation prepaid and retired $55.0 million of higher cost fixed rate debt during the first quarter of 2004.

The Corporation estimates that its expense growth in the three and six months ended June 30, 2005 compared to the three and six months ended June 2004, excluding the effects of the acquisitions and divestitures, the debt prepayment and the impairment charge, was approximately $28.5 million or 7.9% and $45.0 million or 6.3%, respectively.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 2005, and prior four quarters were:

                             Efficiency Ratios
                             -----------------

                                                   Three Months Ended
                             ----------------------------------------------------------------
                               June 30,     March 31,  December 31, September 30,  June 30,
                                 2005         2005         2004         2004         2004
                             ------------ ------------ ------------ ------------ ------------
Consolidated Corporation         59.9 %       62.0 %       61.6 %       62.2 %       60.2 %

Consolidated Corporation
  Excluding Metavante            47.7 %       48.8 %       47.0 %       49.0 %       48.8 %

Salaries and employee benefits expense amounted to $262.4 million in the second quarter of 2005 compared to $211.9 million in the second quarter of 2005, an increase of $50.5 million or 23.8%. For the six months ended June 30, 2005, salaries and employee benefits expense amounted to $500.9 million compared to $415.8 million for the six months ended June 30, 2004, an increase of $85.1 million or 20.5%. Salaries and benefits associated with acquisitions and divestitures previously discussed accounted for approximately $25.7 million and $55.1 million of the increase in salaries and employee benefits expense in the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004, respectively. Long-term incentive plans, which are tied to consolidated performance and the Corporation's common stock price, and business-line performance incentives, which increased due to significant business success especially in the current quarter, accounted for over half of the remaining increase in salaries and employee benefit expense in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. From June 30, 2004 to June 30, 2005, the Corporation's common stock price increased 13.7%.

For the second quarter of 2005, occupancy and equipment expense amounted to $50.9 million compared to $44.5 million in the second quarter of 2004, an increase of $6.4 million or 14.3%. For the six months ended June 30, 2005, occupancy and equipment expense amounted to $104.2 million compared to $91.8 million for the six months ended June 30, 2004, an increase of $12.4 million or 13.5%. The acquisitions and divestitures accounted for approximately all of the increase in occupancy and equipment expense in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $63.0 million in the second quarter of 2005 compared to $58.5 million in the second quarter of 2004, an increase of $4.5 million or 7.7%. For the six months ended June 30, 2005, software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $128.3 million compared to $114.0 million, for the six months ended June 30, 2004, an increase of $14.3 million or 12.6%. The acquisitions and divestitures accounted for approximately $6.6 million of the increase in these expense items in the second quarter of 2005 compared to the second quarter of 2004. The increase in these expense items due to the acquisitions and divestitures in the second quarter of 2005 compared to the second quarter of 2004 were offset by lower shipping and handling charges at Metavante and lower processing charges in the other business segments. The acquisitions and divestitures accounted for approximately all of the increase in these expense items in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Amortization of intangibles amounted to $8.1 million in the second quarter of 2005 compared to $5.4 million in the second quarter of 2004, an increase of $2.7 million. For the six months ended June 30, 2005, amortization of intangibles amounted to $16.2 million compared to $10.9 million for the six months ended June 30, 2004, an increase of $5.3 million. Amortization and valuation reserve adjustments associated with mortgage servicing rights decreased amortization expense $0.1 million and $0.8 million in the second quarter of 2005 and first six months of 2005 compared to the second quarter and first six months of 2004, respectively. The carrying value of the Corporation's mortgage servicing rights was $3.2 million at June 30, 2005. Amortization of core deposit intangibles, which is based on a declining balance method, decreased $0.6 million and $1.1 million in the second quarter and first six months of 2005 compared to the second quarter and first six months of the prior year. For the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, the acquisitions and divestitures contributed approximately $3.9 million and $7.9 million, respectively to the increase in intangibles amortization expense in the respective periods.

Other expense amounted to $68.2 million in the second quarter of 2005 compared to $54.4 million in the second quarter of 2004, an increase of $13.8 million or 25.4%. The acquisitions and divestitures accounted for approximately $10.6 million of the increase in other expense in the second quarter of 2005 compared to the second quarter of 2004. For the six months ended June 30, 2005, other expense amounted to $139.4 million compared to $104.5 million for the six months ended June 30, 2004, an increase of $34.9 million or 33.3%. The acquisitions and divestitures accounted for approximately $23.5 million of the increase in other expense in the first six months of 2005 compared to the first six months of 2004. As previously discussed, other expense for the six months ended June 30, 2004 includes a charge to earnings of $4.9 million for the early retirement of $55.0 million of higher cost fixed rate debt during the first quarter of 2004.

Other expense is affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. Net software and conversion amortization was $5.6 million in the second quarter of 2005 compared to $6.7 million in the second quarter of 2004, resulting in a decrease to other expense over the comparative quarters of $1.1 million. For the six months ended June 30, 2005 net software and conversion amortization was $11.4 million compared to $9.8 million for the six months ended June 30, 2004, resulting in an increase to other expense over the comparative six months of $1.6 million. The acquisitions and divestitures increased net software and conversion amortization expense in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 by $1.2 million and $2.8 million, respectively. Included in net software and conversion amortization for the three and six months ended June 30, 2004 is Metavante's write-off of capitalized software associated with an impaired product as previously discussed.

Higher expenses associated with credit cards, advertising and promotion and various other expenses accounted for the remaining increase in other expense in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.


                               INCOME TAXES
                               ------------
The provision for income taxes for the three months ended June 30, 2005 amounted to $92.5 million or 32.9% of pre-tax income compared to $78.4 million or 34.1% of pre-tax income for the three months ended June 30, 2004. For the six months ended June 30, 2005 the provision for income taxes amounted to $179.7 million or 33.4% of pre-tax income compared to $153.0 million or 33.9% of pre-tax income for the six months ended June 30, 2004. In the normal course of business, the Corporation and its affiliates are routinely subject to examinations from federal and state tax authorities. During the second quarter of 2005, an income tax issue was resolved which primarily affected the banking segment and resulted in a lower provision for income taxes in the consolidated statements of income for the three and six months ended June 30, 2005.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------
Shareholders' equity was $4.2 billion or 9.7% of total consolidated assets at June 30, 2005, compared to $3.9 billion or 9.6% of total consolidated assets at December 31, 2004, and $3.4 billion or 9.3% of total consolidated assets at June 30, 2004. The increase in shareholders' equity at June 30, 2005 was primarily due to earnings net of dividends paid. In the second quarter of 2005, the Corporation's Board of Directors authorized an increase in the quarterly cash dividend paid on the Corporation's common stock, from $0.21 per share to $0.24 per share, or 14.3%. Shareholders' equity at June 30, 2005 includes the effect of certain common stock issuances in the first quarter of 2005. During the first quarter of 2005, the Corporation issued 563,114 shares of its common stock valued at $24.0 million in conjunction with Metavante's acquisition of Prime Associates, Inc. Also during the first quarter of 2005, the Corporation issued 355,046 shares of its common stock valued at $14.4 million to fund its 2004 obligations under its retirement and employee stock ownership plans.

At June 30, 2005, the net gain in accumulated other comprehensive income amounted to $15.5 million which represented a negative change in accumulated other comprehensive income of $7.8 million since December 31, 2004. Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of $13.7 million at June 30, 2005, compared to a net gain of $31.1 million at December 31, 2004, resulting in a net loss of $17.4 million over the six month period. Net accumulated other comprehensive income associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges was a net gain of $9.5 million over the six month period.

The Corporation has a Stock Repurchase Program under which it may repurchase up to 12 million shares of its common stock annually. No shares were acquired under the program in the second quarter or first six months of 2005. For the six months ended June 30, 2004, 2.3 million shares were acquired at an aggregate cost of $88.5 million or an average price of $38.98 per common share. As a result of the Metavante acquisitions, the Corporation does not expect that it will acquire shares of its common stock under the Stock Repurchase Program in the near term.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                             ($ in millions)

                                       June 30, 2005                   December 31, 2004
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,809           7.55 % $           2,520           7.42 %
 Tier 1 Capital
   Minimum Requirement                 1,488           4.00               1,358           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,321           3.55 % $           1,162           3.42 %
                            ================================   ================================

 Total Capital             $           4,434          11.92 % $           3,802          11.20 %
 Total Capital
   Minimum Requirement                 2,976           8.00               2,716           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,458           3.92 % $           1,086           3.20 %
                            ================================   ================================

 Risk-Adjusted Assets      $          37,198                  $          33,948
                            =================                  =================

                              LEVERAGE RATIOS
                              ---------------
                              ($ in millions)

                                       June 30, 2005                   December 31, 2004
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,809           6.91 % $           2,520           6.72 %
 Minimum Leverage
   Requirement               1,219  -  2,032   3.00 -  5.00     1,126  -  1,876   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,590  -    777   3.91 -  1.91 % $ 1,394  -    644   3.72 -  1.72 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          40,648                  $          37,509
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $5.6 billion at June 30, 2005, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.7 billion at June 30, 2005, provides liquidity from maturities and amortization payments. The Corporation's loans held-for-sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $16.7 billion in the second quarter of 2005. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $6.6 billion in the second quarter of 2005.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note
8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2005.

The Corporation's lead bank, M&I Marshall & Ilsley Bank ("the Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at June 30, 2005, amounted to $4.8 billion of which $1.3 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. Bank notes issued during the second quarter of 2005 amounted to $875.0 million.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a number of shelf registration statements that are intended to permit M&I to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

During the second quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At June 30, 2005, approximately $1.45 billion was available for future securities issuances.

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue up to 6.0 million shares of its common stock which may be offered and issued from time to time in connection with the acquisition by M&I, Metavante and/or other consolidated subsidiaries of businesses that the Corporation determines to be to its advantage as they become available. At June 30, 2005, 5.4 million shares of common stock were available for future issuances.

Under other shelf registration statements, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At June 30, 2005, no Series F notes had been issued. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At June 30, 2005, MiNotes issued amounted to $0.2 billion. Additionally, the Corporation has a commercial paper program. At June 30, 2005, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $3.1 billion at June 30, 2005. Long-term borrowings amounted to $8.5 billion at June 30, 2005. The scheduled maturities of long-term borrowings including estimated interest payments at June 30, 2005 are as follows: $2.4 billion is due in less than one year; $2.7 billion is due in one to three years; $2.1 billion is due in three to five years; and $3.7 billion is due in more than five years. As previously discussed, during the first quarter of 2005, the Corporation issued shares of its common stock valued at $14.4 million to fund a portion of its 2004 obligations under its retirement and employee stock ownership plans. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.


                     OFF-BALANCE SHEET ARRANGEMENTS
                     ------------------------------
At June 30, 2005, there have been no substantive changes with respect to the Corporation's off-balance sheet activities as disclosed in the Corporation's 2004 Annual Report on Form 10-K. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2005. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.


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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at June 30, 2005:

     In general, the Corporation's borrowing customers appear to have successfully managed their businesses through the slower economic conditions, the economy is improving and the Corporation's customer base is showing signs of increased business activity as evidenced by the loan growth in this quarter.

     At June 30, 2005, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and the airline industries. The majority of the commercial charge-offs incurred during the past two years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the previous economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly.

     During the second quarter of 2005, the Corporation's commitments to Shared National Credits were approximately $2.9 billion with usage averaging around 40%. Many of the Corporation's largest charge-offs have come from the Shared National Credit portfolio. Although these factors result in an increased risk profile, as of June 30, 2005 Shared National Credit nonperforming loans amounted to $4.0 million. The Corporation's exposure to Shared National Credits is monitored closely given this lending group's loss experience.

     The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The Minnesota and Missouri markets continue to represent relatively new geographic regions for the Corporation. Each of these regions has cultural and environmental factors that are unique to them. The uncertainty regarding the inherent losses in their respective loan portfolios continue to present increased risks which have been mitigated by the implementation of the Corporation's credit underwriting and monitoring processes. At June 30, 2005, total nonperforming loans and leases as a percent of total loans and leases for the Minnesota and Missouri regions combined was somewhat higher than the consolidated total of nonperforming loans and leases as a percent of total consolidated loans and leases.

     At June 30, 2005, nonperforming loans and leases amounted to $131.6 million or 0.41% of consolidated loans and leases compared to $130.0 million or 0.42% of consolidated loans and leases at March 31, 2005, and $132.4 million or 0.45% of consolidated loans and leases at December 31, 2004. At June 30, 2005 nonperforming loans and leases increased slightly compared to nonperforming loans and leases at March 31, 2005. The ratio of nonperforming loans and leases to consolidated loans and leases at June 30, 2005 represents the ninth consecutive quarter that the Corporation has experienced a decline in that ratio. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases. Since December 31, 2004, the decline in nonaccrual commercial loans and leases and nonaccrual residential real estate loans was offset by increases in nonaccrual commercial real estate loans and nonaccrual construction and land development loans.

     Net charge-offs amounted to $11.9 million or 0.15% of average loans and leases in the second quarter of 2005 compared to $8.0 million or 0.11% of average loans and leases in the first quarter of 2005 and $12.8 million or 0.18% of average loans and leases in the fourth quarter of 2004. The lower level of net charge-offs experienced throughout 2004 and the first half of 2005 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. Recoveries in the second quarter of 2005 were $0.8 million lower than recoveries in the first quarter of 2005 and $2.3 million lower than recoveries in the fourth quarter of 2004. The ratio of recoveries to charge-offs was 26.3% in the second quarter of 2005 which was slightly below the Corporation's five year historical average ratio of recoveries to charge-offs of 26.9%. For the six month ended June 30, 2005, the ratio of recoveries to charge-offs was 32.0%.

     Management continues to expect the longer term level of nonperforming loans and leases to be in the range of 50-60 basis points of total loans and leases and expects net charge-offs to trend to historical levels. While it is unclear when this will occur, management does not believe that current net charge-off levels are sustainable indefinitely.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $360.1 million or 1.12% of loans and leases outstanding at June 30, 2005. The allowance for loan and lease losses was $358.1 million or 1.21% of loans and leases outstanding at December 31, 2004 and $357.9 million or 1.32% of loans and leases outstanding at June 30, 2004. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $13.7 million and $21.9 million for the three and six months ended June 30, 2005, respectively. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

                Capitalized Software and Conversion Costs
                -----------------------------------------
Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended June 30, 2005 and 2004, the amount of software costs capitalized amounted to $9.9 million and $10.4 million, respectively. Amortization expense of software costs amounted to $15.4 million for the three months ended June 30, 2005 compared to $16.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, the amount of software costs capitalized amounted to $18.9 million and $20.4 million, respectively. Amortization expense of software costs amounted to $30.3 million for the six months ended June 30, 2005 compared to $28.1 million for the six months ended June 30, 2004.

Based on a strategic product review performed during the second quarter of 2004, Metavante determined that a certain product had limited growth potential and that future marketing of the product should be discontinued. As a result of the strategic product review and net realizable value test on this product, Metavante determined that the capitalized software associated with the product was impaired and recorded a write-down. Amortization expense for the three and six months ended June 30, 2004, includes $4.9 million for the write-down of the capitalized software costs associated with the impaired product.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended June 30, 2005 and 2004, the amount of conversion costs capitalized amounted to $2.7 million and $2.8 million, respectively. Amortization expense of conversion costs amounted to $2.8 million and $3.2 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the amount of conversion costs capitalized amounted to $5.6 million and $4.4 million, respectively. Amortization expense of conversion costs amounted to $5.6 million and $6.5 million for the six months ended June 30, 2005 and 2004, respectively.

Net unamortized costs were ($ in millions):

                                   June 30,
                          -------------------------
                              2005          2004
                          -----------   -----------
Software                 $     151.6   $     139.1

Conversions                     26.5          28.6
                          -----------   -----------
  Total                  $     178.1   $     167.7
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

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $950.4 million at June 30, 2005. At June 30, 2005 the carrying amount of retained interests amounted to $28.7 million.

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

At June 30, 2005, highly rated investment securities in the amount of $274.5 million were outstanding in the QSPE to support the outstanding commercial paper.


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

                                                Impact to Annual Pretax Income as of
                                --------------------------------------------------------------------
                                  June 30,      March 31,   December 31,  September 30,   June 30,
                                    2005          2005          2004          2004          2004
                                ------------  ------------  ------------  ------------  ------------
Hypothetical Change in Interest Rate
------------------------------------
  100 basis point gradual:
     Rise in rates                   0.3 %        (0.2)%        (0.1)%         0.4 %        (0.6)%
     Decline in rates               (0.6)%         0.3 %         0.2 %        (0.4)%         0.6 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of June 30, 2005 the fair value of equity at risk for a gradual 100bp shift in rates was no more than 2.0% of the market value of the Corporation.


                              Equity Risk
                              -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At June 30, 2005 the carrying value of total active capital markets investments amounted to approximately $32.7 million.

As of June 30, 2005, M&I Trust Services administered $78.5 billion in assets and directly managed a portfolio of $18.5 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


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

                           PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

                                                 Total Number of    Maximum Number
                                                Shares Purchased    of Shares that
                                                    as Part of        May Yet Be
                     Total Number    Average       of Publicly     Purchased Under
                      of Shares    Price Paid    Announced Plans      the Plans
      Period         Purchased(1)   per Share      or Programs       or Programs
 -----------------  -------------  ----------- ------------------ -----------------
   January 1 to
 January 31, 2005         18,100    $  43.35                --          12,000,000

   February 1 to
 February 28, 2005        13,523    $  37.77                --          12,000,000

    March 1 to
  March 31, 2005           1,000    $  30.32                --          12,000,000

    April 1 to
  April 30, 2005           6,048    $  41.97                --          12,000,000

     May 1 to
   May 31, 2005            1,108    $  41.89                --          12,000,000

    June 1 to
  June 30, 2005            4,888    $  43.51                --          12,000,000
                     ------------   ---------   ---------------
      Total               51,532    $  41.79                --
                     ============   =========   ===============

The Corporation's Share Repurchase Program was publicly reconfirmed in April 2004 and again in April 2005. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

(1) Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Corporation held its Annual Meeting of Shareholders on April 26,
     2005.

(b) Votes cast for the election of five directors to serve until the 2008 Annual Meeting of Shareholders are as follows:

         Director               For         Withheld      Abstentions      Non-Vote
    --------------------- ------------- ------------- ---------------- -------------
     Andrew N. Baur         182,359,417     6,515,109          --             --
     John W. Daniels, Jr.   181,912,241     6,962,285          --             --
     John A. Mellowes       176,385,088    12,489,438          --             --
     Robert J. O'Toole      186,210,789     2,663,737          --             --
     John S. Shiely         186,234,471     2,640,055          --             --

The continuing directors of the Corporation are as follows:

           Richard A. Abdoo             Jon F. Chait
           Ted D. Kellner               Bruce E. Jacobs
           Katharine C. Lyall           Dennis J. Kuester
           Peter M. Platten, III        Edward L. Meyer, Jr.
           James A. Urdan               San W. Orr, Jr.
           James B. Wigdale             Debra S. Waller
                                        George E. Wardeberg

(c) Votes cast for the ratification of the appointment of Deloitte & Touche LLP to audit the statements of the Company for the fiscal year ending December 31, 2005 are as follows:

                                For         Withheld      Abstentions      Non-Vote
                           ------------- ------------- ---------------- -------------
     Ratification of
      Auditors             184,696,099     2,681,021       1,497,406           --

ITEM 6.     EXHIBITS

   Exhibit 10(a) - Form of Restricted Stock Agreement.

   Exhibit 10(b) - Change of Control Agreement dated as of
                   January 12, 2005 between the Corporation and Ronald E. Smith.

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


                                  MARSHALL & ILSLEY CORPORATION
                                  (Registrant)


                                  /s/  Patricia R. Justiliano
                                  __________________________________

                                  Patricia R. Justiliano
                                  Senior Vice President and
                                    Corporate Controller
                                  (Chief Accounting Officer)


                                  /s/  James E. Sandy
                                  __________________________________

                                  James E. Sandy
                                  Vice President




August 9, 2005

                               EXHIBIT INDEX
                               -------------

     Exhibit Number                Description of Exhibit
     ______________     ____________________________________________

        (10)(a)         Form of Restricted Stock Agreement.

        (10)(b)         Change of Control Agreement dated as of
                        January 12, 2005 between the Corporation and Ronald E. Smith.

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