Form 10-Q
period 2005-09-30
MARSHALL & ILSLEY CORP/WI/
filed 2005-11-09
CIK 62741

==========================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005

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

       Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                             Yes   [ ]       No   [X]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           October 31, 2005
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   235,005,784

==========================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)

                                                             September 30,  December 31,  September 30,
                                                                 2005           2004          2004
                                                            -------------- ------------- --------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                  $   1,079,664  $     838,668  $     887,273
  Federal funds sold and security resale agreements              252,183         72,515         84,499
  Money market funds                                              40,264         76,955         51,949
                                                            -------------  -------------  -------------
Total cash and cash equivalents                                1,372,111        988,138      1,023,721

Investment securities:
  Trading securities, at market value                             28,414         18,418         35,592
  Interest bearing deposits at other banks                        13,551         23,105         25,532
  Available for sale, at market value                          5,675,681      5,358,999      5,322,536
  Held to maturity, market value $679,996
    ($765,101 December 31, and
     $802,785 September 30, 2004)                                654,214        726,386        756,649
                                                            -------------  -------------  -------------
Total investment securities                                    6,371,860      6,126,908      6,140,309

Loans held for sale                                              225,570         81,662         87,563

Loans and leases:
  Loans and leases, net of unearned income                    32,880,738     29,455,110     28,057,336
  Less: Allowance for loan and lease losses                      362,257        358,110        358,072
                                                            -------------  -------------  -------------
  Net loans and leases                                        32,518,481     29,097,000     27,699,264

Premises and equipment, net                                      469,062        467,225        461,208
Goodwill and other intangibles                                 2,387,539      2,126,433      2,041,541
Accrued interest and other assets                              1,650,670      1,550,036      1,525,918
                                                            -------------  -------------  -------------
Total Assets                                               $  44,995,293  $  40,437,402  $  38,979,524
                                                            =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                      $   5,224,241  $   4,888,426  $   4,753,267
  Interest bearing                                            21,767,120     21,566,661     20,132,514
                                                            -------------  -------------  -------------
Total deposits                                                26,991,361     26,455,087     24,885,781

Federal funds purchased and
  security repurchase agreements                               2,376,198      1,488,855      1,094,483
Other short-term borrowings                                    3,120,939      2,041,181      3,527,748
Accrued expenses and other liabilities                         1,588,066      1,535,866      1,396,958
Long-term borrowings                                           6,374,864      5,026,599      4,486,258
                                                            -------------  -------------  -------------
Total liabilities                                             40,451,428     36,547,588     35,391,228

Shareholders' equity:
---------------------
  Series A convertible preferred stock, $1.00 par value;
    2,000,000 shares authorized                                      --             --             --
  Common stock, $1.00 par value; 244,432,222 shares issued
    (244,432,222 shares at December 31, 2004 and
     240,832,522 shares at September 30, 2004)                   244,432        244,432        240,833
  Additional paid-in capital                                     743,914        671,815        513,289
  Retained earnings                                            3,892,094      3,508,477      3,381,436
  Accumulated other comprehensive income,
    net of related taxes                                           6,013         23,338         20,842
  Less: Treasury stock, at cost: 9,985,846 shares
        (17,091,528 December 31, and
         17,751,447 September 30, 2004)                          302,796        518,231        538,233
        Deferred compensation                                     39,792         40,017         29,871
                                                            -------------  -------------  -------------
Total shareholders' equity                                     4,543,865      3,889,814      3,588,296
                                                            -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                 $  44,995,293  $  40,437,402  $  38,979,524
                                                            =============  =============  =============

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             ($000's except per share data)

                                                                  Three Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------  -------------
Interest income
---------------
  Loans and leases                                          $     502,242  $     356,694
  Investment securities:
    Taxable                                                        53,836         51,753
    Exempt from federal income taxes                               16,388         15,042
  Trading securities                                                   58             78
  Short-term investments                                            2,651            653
                                                             -------------  -------------
Total interest income                                             575,175        424,220

Interest expense
----------------
  Deposits                                                        145,473         73,957
  Short-term borrowings                                            27,952         14,352
  Long-term borrowings                                             88,504         54,773
                                                             -------------  -------------
Total interest expense                                            261,929        143,082
                                                             -------------  -------------
Net interest income                                               313,246        281,138
Provision for loan and lease losses                                 9,949          6,872
                                                             -------------  -------------
Net interest income after provision
  for loan and lease losses                                       303,297        274,266

Other income
------------
  Data processing services                                        284,967        238,960
  Item processing                                                  10,972         10,311
  Trust services                                                   41,908         37,510
  Service charges on deposits                                      23,828         25,029
  Gains on sale of mortgage loans                                  13,925          6,967
  Other mortgage banking revenue                                      769          1,905
  Net investment securities gains                                   7,359            465
  Life insurance revenue                                            6,433          6,767
  Other                                                            48,526         40,014
                                                             -------------  -------------
Total other income                                                438,687        367,928

Other expense
-------------
  Salaries and employee benefits                                  271,258        231,468
  Net occupancy                                                    22,290         20,306
  Equipment                                                        32,317         30,456
  Software expenses                                                14,997         13,468
  Processing charges                                               16,157         12,478
  Supplies and printing                                             5,624          5,456
  Professional services                                            14,320         11,748
  Shipping and handling                                            16,882         15,840
  Amortization of intangibles                                       6,106          8,268
  Other                                                            63,831         58,608
                                                             -------------  -------------
Total other expense                                               463,782        408,096
                                                             -------------  -------------
Income before income taxes                                        278,202        234,098
Provision for income taxes                                         94,055         78,649
                                                             -------------  -------------
Net income                                                   $    184,147  $     155,449
                                                             =============  =============

Net income per common share
  Basic                                                      $       0.79  $        0.70
  Diluted                                                            0.78           0.69

Dividends paid per common share                              $      0.240  $       0.210

Weighted average common shares outstanding (000's):
  Basic                                                           232,590        222,612
  Diluted                                                         237,027        226,235

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             ($000's except per share data)

                                                                   Nine Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------  -------------
Interest income
---------------
  Loans and leases                                          $   1,380,618  $   1,017,171
  Investment securities:
    Taxable                                                       159,044        148,693
    Exempt from federal income taxes                               47,898         43,635
  Trading securities                                                  174            222
  Short-term investments                                            6,289          1,601
                                                             -------------  -------------
Total interest income                                           1,594,023      1,211,322

Interest expense
----------------
  Deposits                                                        371,766        187,505
  Short-term borrowings                                            78,305         44,448
  Long-term borrowings                                            234,162        135,587
                                                             -------------  -------------
Total interest expense                                            684,233        367,540
                                                             -------------  -------------
Net interest income                                               909,790        843,782
Provision for loan and lease losses                                31,800         25,126
                                                             -------------  -------------
Net interest income after provision
  for loan and lease losses                                       877,990        818,656

Other income
------------
  Data processing services                                        828,998        622,428
  Item processing                                                  32,253         32,645
  Trust services                                                  123,361        111,682
  Service charges on deposits                                      71,334         75,635
  Gains on sale of mortgage loans                                  30,351         21,142
  Other mortgage banking revenue                                    2,786          6,395
  Net investment securities gains                                  42,630             13
  Life insurance revenue                                           20,697         20,543
  Other                                                           138,377        120,859
                                                             -------------  -------------
Total other income                                              1,290,787      1,011,342

Other expense
-------------
  Salaries and employee benefits                                  772,179        647,277
  Net occupancy                                                    65,443         57,739
  Equipment                                                        93,403         84,868
  Software expenses                                                42,492         37,174
  Processing charges                                               44,599         37,339
  Supplies and printing                                            17,911         16,968
  Professional services                                            38,008         31,108
  Shipping and handling                                            53,268         50,351
  Amortization of intangibles                                      22,304         19,158
  Other                                                           203,189        163,120
                                                             -------------  -------------
Total other expense                                             1,352,796      1,145,102
                                                             -------------  -------------
Income before income taxes                                        815,981        684,896
Provision for income taxes                                        273,767        231,629
                                                             -------------  -------------
Net income                                                  $     542,214  $     453,267
                                                             =============  =============
Net income per common share
  Basic                                                     $        2.36  $       2.04
  Diluted                                                            2.32          2.01

Dividends paid per common share                             $       0.690  $      0.600

Weighted average common shares outstanding (000's):
  Basic                                                           229,611       222,289
  Diluted                                                         233,714       225,892

See notes to financial statements.

                             MARSHALL & ILSLEY CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             ($000's except per share data)

                                                                   Nine Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------  -------------
Net Cash Provided by Operating Activities                   $     456,187  $     679,583

Cash Flows From Investing Activities:
  Proceeds from sales of securities available for sale             91,618         11,358
  Proceeds from maturities of securities available for sale       929,455      1,011,633
  Proceeds from maturities of securities held to maturity          72,658         64,512
  Purchases of securities available for sale                   (1,326,992)    (1,503,844)
  Net increase in loans                                        (3,508,934)    (3,158,085)
  Purchases of assets to be leased                               (199,818)      (148,455)
  Principal payments on lease receivables                         161,294        224,034
  Purchases of premises and equipment, net                        (51,165)       (54,821)
  Acquisitions, net of cash and cash equivalents acquired         (34,911)      (909,689)
  Other                                                             7,878         17,056
                                                             -------------  -------------
Net cash used in investing activities                          (3,858,917)    (4,446,301)

Cash Flows From Financing Activities:
  Net increase in deposits                                        564,440      2,615,409
  Proceeds from issuance of commercial paper                    4,317,523      4,877,029
  Principal payments on commercial paper                       (4,283,274)    (5,005,472)
  Net increase (decrease) in other short-term borrowings        1,429,942       (712,411)
  Proceeds from issuance of long-term borrowings                2,479,979      2,739,571
  Payments of long-term borrowings                               (602,244)      (450,437)
  Dividends paid                                                 (158,598)      (133,076)
  Purchases of common stock                                           --         (98,382)
  Other                                                            38,935         46,582
                                                             -------------  -------------
Net cash provided by financing activities                       3,786,703      3,878,813
                                                             -------------  -------------
Net increase in cash and cash equivalents                         383,973        112,095

Cash and cash equivalents, beginning of year                      988,138        911,626
                                                             -------------  -------------
Cash and cash equivalents, end of period                    $   1,372,111  $   1,023,721
                                                             =============  =============
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                $     628,729  $     330,261
    Income taxes                                                  275,879        213,466

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                       September 30, 2005 & 2004 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") 2004 Annual Report on Form 10-K. The unaudited financial information included in this report reflects all adjustments consisting only of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2004 consolidated financial statements and analyses have been reclassified to conform with the 2005 presentation.

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

       On August 31, 2005, the FASB issued FSP FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS 123(R)." The guidance in this FSP should be applied in accordance with the effective date and transition provisions of Statement 123(R). This FSP defers the requirements under Statement 123(R) that make a freestanding financial instrument subject to the recognition and measurement requirements of other generally accepted accounting principles when the rights conveyed by the instrument are no longer dependent on the holder being an employee.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

  3.   Comprehensive Income

       The following tables present the Corporation's comprehensive income (000's):

                                                           Three Months Ended September 30, 2005
                                                        -------------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount       Benefit        Amount
                                                        -------------  -------------  -------------
    Net income                                                                       $    184,147

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                        $    (14,376) $      5,079        (9,297)
        Reclassification for securities
          transactions included in net income                    (557)          195          (362)
                                                          ------------  ------------  ------------
            Unrealized gains (losses)                         (14,933)        5,274        (9,659)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                               2,772          (970)        1,802
        Reclassification adjustments for
          hedging activities included in net income            (2,520)          882        (1,638)
                                                          ------------  ------------  ------------
            Net gains (losses)                           $        252  $        (88)          164
                                                          ------------  ------------  ------------
    Other comprehensive income (loss)                                                      (9,495)
                                                                                      ------------
    Total comprehensive income                                                       $    174,652
                                                                                      ============

                                                           Three Months Ended September 30, 2004
                                                        -------------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount       Benefit        Amount
                                                        -------------  -------------  -------------
    Net income                                                                       $    155,449

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                        $     98,391  $    (34,737)       63,654
        Reclassification for securities
          transactions included in net income                    (378)          132          (246)
                                                          ------------  ------------  ------------
            Unrealized gains (losses)                          98,013       (34,605)       63,408

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                               6,090        (2,131)        3,959
        Reclassification adjustments for
          hedging activities included in net income             8,288        (2,901)        5,387
                                                          ------------  ------------  ------------
            Net gains (losses)                           $     14,378  $     (5,032)        9,346
                                                          ------------  ------------  ------------
    Other comprehensive income (loss)                                                      72,754
                                                                                      ------------
    Total comprehensive income                                                       $    228,203
                                                                                      ============

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

                                                            Nine Months Ended September 30, 2005
                                                        -------------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount       Benefit        Amount
                                                        -------------  -------------  -------------
    Net income                                                                       $    542,214

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                        $    (41,067) $     14,505       (26,562)
        Reclassification for securities
          transactions included in net income                    (675)          236          (439)
                                                          ------------  ------------  ------------
            Unrealized gains (losses)                         (41,742)       14,741       (27,001)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                              14,366        (5,028)        9,338
        Reclassification adjustments for
          hedging activities included in net income               520          (182)          338
                                                          ------------  ------------  ------------
            Net gains (losses)                           $     14,886  $     (5,210)        9,676
                                                          ------------  ------------  ------------
    Other comprehensive income (loss)                                                     (17,325)
                                                                                      ------------
    Total comprehensive income                                                       $    524,889
                                                                                      ============

                                                            Nine Months Ended September 30, 2004
                                                        -------------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount       Benefit        Amount
                                                        -------------  -------------  -------------
    Net income                                                                       $    453,267

    Other comprehensive income:
       Unrealized gains (losses) on securities:
        Arising during the period                        $     (2,004) $        648        (1,356)
        Reclassification for securities
          transactions included in net income                    (368)          129          (239)
                                                          ------------  ------------  ------------
            Unrealized gains (losses)                          (2,372)          777        (1,595)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                               5,102        (1,786)        3,316
        Reclassification adjustments for
          hedging activities included in net income            25,273        (8,846)       16,427
                                                          ------------  ------------  ------------
            Net gains (losses)                           $     30,375  $    (10,632)       19,743
                                                          ------------  ------------  ------------
    Other comprehensive income (loss)                                                      18,148
                                                                                      ------------
    Total comprehensive income                                                       $    471,415
                                                                                      ============

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                         Three Months Ended September 30, 2005
                                                        ---------------------------------------
                                                          Income     Average Shares   Per Share
                                                        (Numerator)   (Denominator)    Amount
                                                       ------------ --------------- -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders          $   184,147         232,590  $     0.79
                                                                                     ==========
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                       --            4,437
                                                        -----------  --------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders          $   184,147         237,027  $     0.78
                                                        ===========  ==============  ==========

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

                                                         Three Months Ended September 30, 2004
                                                        ---------------------------------------
                                                          Income     Average Shares   Per Share
                                                        (Numerator)   (Denominator)    Amount
                                                       ------------ --------------- -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders          $   155,449         222,612  $     0.70
                                                                                     ==========
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                       --            3,623
                                                        -----------  --------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders          $   155,449         226,235  $     0.69
                                                        ===========  ==============  ==========

                                                          Nine Months Ended September 30, 2005
                                                        ---------------------------------------
                                                          Income     Average Shares   Per Share
                                                        (Numerator)   (Denominator)    Amount
                                                       ------------ --------------- -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders          $   542,214         229,611  $     2.36
                                                                                     ==========
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                       --            4,103
                                                        -----------  --------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders          $   542,214         233,714  $     2.32
                                                        ===========  ==============  ==========

                                                          Nine Months Ended September 30, 2004
                                                        ---------------------------------------
                                                          Income     Average Shares   Per Share
                                                        (Numerator)   (Denominator)    Amount
                                                       ------------ --------------- -----------
    Basic Earnings Per Share
      Income Available to Common Shareholders          $   453,267         222,289  $     2.04
                                                                                     ==========
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                       --            3,603
                                                        -----------  --------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders          $   453,267         225,892  $     2.01
                                                        ===========  ==============  ==========

       Options to purchase shares of common stock not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares are as follows:

                Three Months Ended September 30,         Nine Months Ended September 30,
             -------------------------------------   -------------------------------------
                    2005                2004                2005                2004
             -----------------   -----------------   -----------------   -----------------
 Shares              21                  57                  41                 163

 Price Range $ 44.95 - $ 47.02   $ 39.42 - $ 41.15   $ 43.83 - $ 47.02   $ 39.00 - $ 41.15

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

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

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

       The largest difference between SFAS 123 and APBO 25 as they relate to the Corporation is the amount of compensation cost attributable to the Corporation's fixed stock option plans and employee stock purchase plan ("ESPP"). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount (15%) and the plan meets the definition of a qualified plan under the Internal Revenue Code and meets the requirements of APBO
       25. Under SFAS 123 the safe-harbor discount threshold is 5% for a plan to be non-compensatory. SFAS 123 compensation cost would equal the initial discount (15% of beginning of plan period price per share) plus the value of a one year call option on 85% of a share of stock plus the value of a one year put option on 15% of a share of stock for each share purchased.

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

       Had compensation cost for the Corporation's ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following estimated pro forma amounts ($000's except per share data):

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                  ------------------------     ------------------------
                                                     2005          2004           2005          2004
                                                  ----------    ----------     ----------    ----------
  Net Income, as reported                         $ 184,147     $ 155,449      $ 542,214     $ 453,267
  Add:  Stock-based employee compensation
        expense included in reported net
        income, net of tax                            2,560         1,410          8,192         4,264
  Less: Total stock-based employee compensation
        expense determined under fair value
        based method for all awards, net of tax      (7,154)       (6,486)       (22,117)      (19,400)
                                                  ----------    ----------     ----------    ----------
  Pro forma net income                            $ 179,553     $ 150,373      $ 528,289     $ 438,131
                                                  ==========    ==========     ==========    ==========
  Basic earnings per share:
        As reported                               $    0.79     $    0.70      $    2.36     $    2.04
        Pro forma                                      0.77          0.68           2.30          1.97

   Diluted earnings per share:
        As reported                               $    0.78     $    0.69      $    2.32     $    2.01
         Pro forma                                     0.75          0.66           2.25          1.93

       The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

  5.   Business Combinations

       The following acquisitions, which are not considered to be material business combinations, were completed during the third quarter of 2005:

       On July 22, 2005, Metavante completed the acquisition of all of the outstanding capital stock of Med-i-Bank, Inc. ("MBI") of Waltham, Massachusetts for $150.5 million. Total consideration consisted of 2,850,730 shares of the Corporation's common stock valued at $133.8 million and $16.7 million in cash. MBI provides electronic payment processing services for employee benefit and consumer-directed healthcare accounts, such as flexible spending accounts, health reimbursement arrangements and health savings account systems. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $123.7 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $25.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

       On August 8, 2005, Metavante completed the acquisition of all of the outstanding capital stock of TREEV LLC ("TREEV"), of Herndon, Virginia. for $19.4 million. Total consideration consisted of 353,073 shares of the Corporation's common stock valued at $16.4 million and $3.0 million in cash. TREEV provides browser-based document imaging, storage and retrieval products and services for the financial-services industry in both lending and deposit environments. TREEV would complement Metavante's check-imaging products and services by providing solutions for document storage and retrieval, including electronic report storage. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $16.9 million. The estimated identifiable intangible asset to be amortized (customer relationship) with an estimated useful life of 10 years amounted to $4.9 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

       On August 11, 2005, Metavante completed the acquisition of GHR Systems, Inc. ("GHR") of Wayne, Pennsylvania for $63.7 million. Total consideration consisted of 1,152,144 shares of the Corporation's common stock valued at $52.2 million and $11.5 million in cash. GHR provides loan origination technologies for the residential mortgage and consumer finance industries, offers point of sale products for any channel and comprehensive underwriting, processing and closing technologies. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $44.4 million. The estimated identifiable intangible asset to be amortized (customer relationship) with an estimated useful life of 10 years amounted to $10.5 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

       Recent acquisition activities
       -----------------------------
       On October 6, 2005 Metavante completed the acquisition, announced in August 2005, of Brasfield Corporation ("Brasfield") of Birmingham, Alabama. Brasfield provides core processing products and services to community banks which license and use Bankway software from Kirchman Corporation, an indirect subsidiary of Metavante. Total consideration consisted of 335,462 shares of the Corporation's common stock valued at $14.6 million and $0.2 million in cash.

       In October 2005, Metavante announced that it signed a definitive agreement to acquire LINK2GOV Corp. ("LINK2GOV") of Nashville, Tennessee. LINK2GOV is a provider of electronic payment processing services for federal, state and local government agencies in the United States, including the Internal Revenue Service. The acquisition is expected to close in the fourth quarter of 2005, pending regulatory approval and other customary closing conditions.

       In October 2005, Marshall & Ilsley Trust Company, N.A. signed a definitive agreement to acquire the trust and asset management business assets of FirstTrust Indiana of Indianapolis, Indiana, a division of First Indiana Bank, N.A. FirstTrust Indiana offers asset management, trust administration and estate planning services to high net-worth individuals and institutional customers. The FirstTrust Indiana business has nearly $1 billion in assets under administration and will be integrated into the Corporation's Trust reporting unit. The acquisition is subject to regulatory approval and is expected to close in the first quarter of 2006.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

  6. Selected investment securities, by type, held by the Corporation were as follows ($000's):

                                                        September 30,  December 31, September 30,
                                                            2005           2004         2004
                                                        ------------- ------------- -------------
     Investment securities available for sale:
       U.S. treasury and government agencies            $  4,349,134  $  4,157,374  $  4,171,521
       State and political subdivisions                      701,290       504,027       479,822
       Mortgage backed securities                            125,562       150,658       158,410
       Other                                                 499,695       546,940       512,783
                                                         ------------  ------------  ------------
     Total                                              $  5,675,681  $  5,358,999  $  5,322,536
                                                         ============  ============  ============

     Investment securities held to maturity:
       State and political subdivisions                 $    651,914  $    724,086  $    754,349
       Other                                                   2,300         2,300         2,300
                                                         ------------  ------------  ------------
     Total                                              $    654,214  $    726,386  $    756,649
                                                         ============  ============  ============

       The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2005 ($000's):

                                   Less than 12 Months      12 Months or More            Total
                                 ----------------------- ---------------------- -----------------------
                                      Fair    Unrealized      Fair   Unrealized     Fair     Unrealized
                                     Value      Losses       Value     Losses      Value       Losses
                                 ------------ ---------- ----------- ---------- ----------- -----------
       U.S. treasury and
         government agencies    $ 2,473,646  $  17,766  $  723,620  $  15,778  $ 3,197,266  $  33,544
       State and political
         subdivisions                80,080        914      47,418        903      127,498     1,817
       Mortgage backed securities    86,568        541      34,606        779      121,174     1,320
       Other                            396          4         980          2        1,376         6
                                 -----------  ---------  ----------  ---------  -----------  ---------
       Total                    $ 2,640,690  $  19,225  $  806,624  $  17,462  $ 3,447,314  $  36,687
                                 ===========  =========  ==========  =========  ===========  =========

       The Corporation believes that the unrealized losses in the investment securities portfolio resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer.

  7. The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

                                                        September 30,  December 31, September 30,
                                                            2005           2004         2004
                                                        ------------- ------------- -------------
     Commercial, financial and agricultural             $  9,281,803  $  8,483,046  $  7,923,699
     Cash flow hedging instruments at fair value             (26,604)       (1,583)        7,816
                                                         ------------  ------------  ------------
       Commercial, financial and agricultural              9,255,199     8,481,463     7,931,515

     Real estate:
       Construction                                        3,265,174     2,265,227     2,070,784
       Residential mortgage                                9,668,728     8,548,029     8,083,863
       Commercial mortgage                                 8,733,067     8,164,099     7,999,229
                                                         ------------  ------------  ------------
     Total real estate                                    21,666,969    18,977,355    18,153,876

     Personal                                              1,587,552     1,540,024     1,524,747
     Lease financing                                         596,588       537,930       534,761
                                                         ------------  ------------  ------------
         Total loans and leases                         $ 33,106,308  $ 29,536,772  $ 28,144,899
                                                         ============  ============  ============

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

  8.   Sale of Receivables

       During the third quarter of 2005, automobile loans with principal balances of $199.4 million were sold in securitization transactions. Net gains of $5.8 were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations, primarily servicing income, amounted to a $1.7 million in the current quarter.

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
       Variable returns to transferees         Forward one month
                                                 LIBOR yield curve

       At September 30, 2005, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                               Total
                                                Securitized    Portfolio      Managed
                                               ------------- ------------- -------------
     Loan balances                             $  1,013,239  $    217,104  $  1,230,343
     Principal amounts of loans
       60 days or more past due                       1,052           306         1,358
     Net credit losses year to date                   1,790           706         2,496

  9.   Goodwill and Other Intangibles

       The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 were as follows ($000's):

                                                  Banking      Metavante       Others         Total
                                               ------------- ------------- ------------- -------------
     Goodwill balance as
       of January 1, 2005                      $    815,086  $    978,418  $      5,412  $  1,798,916
     Goodwill acquired during the period                --        205,733           --        205,733
     Purchase accounting adjustments                   (114)       16,196         3,585        19,667
                                                ------------  ------------  ------------  ------------
     Goodwill balance as
       of September  30, 2005                  $    814,972  $  1,200,347  $      8,997  $  2,024,316
                                                ============  ============  ============  ============

       Goodwill acquired for the Metavante segment includes initial goodwill relating to the acquisitions of MBI, TREEV and GHR in the third quarter of 2005 and the acquisition of Prime Associates, Inc. in the first quarter of 2005.

       Purchase accounting adjustments for Metavante for the nine months ended September 2005 represent adjustments made to the initial estimates of fair value associated with the acquisitions of Kirchman Corporation, Advanced Financial Solutions, Inc. and its affiliated companies, NYCE Corporation, Response Data Corp., NuEdge Systems LLC, and VECTORsgi Holdings, Inc. Purchase accounting adjustments for Metavante also included the effect of a contingent payment made in the first quarter of 2005 in connection with the Printing For Systems, Inc. acquisition. Purchase accounting adjustments for the Others segment included the effect of a contingent payment made for an acquisition made by the Corporation's Trust subsidiary in 2004, net of the reduction of goodwill allocated to the sale of two small Trust business lines. Purchase accounting adjustments for the Banking segment was the reduction of goodwill allocated to a branch divestiture.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

       At September 30, 2005, the Corporation's other intangible assets consisted of the following ($000's):

                                                               September 30, 2005
                                                    ----------------------------------------
                                                                     Accum-
                                                        Gross        ulated         Net
                                                       Carrying      Amort-       Carrying
                                                        Amount      ization        Value
                                                    ------------- ------------ -------------
     Other intangible assets
       Core deposit intangible                      $    152,816  $    77,077  $     75,739
       Data processing contract
         rights/customer lists                           299,520       27,471       272,049
       Trust customers                                     4,750        1,120         3,630
       Tradename                                          10,775        2,971         7,804
       Other Intangibles                                   1,250          346           904
                                                     ------------  -----------  ------------
                                                    $    469,111  $   108,985  $    360,126
                                                     ============  ===========  ============
     Mortgage loan servicing rights                                            $      3,097
                                                                                ============

       The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000's):

        2005 - 2006                                 $     32,290
        2006 - 2007                                       30,031
        2007 - 2008                                       28,228
        2008 - 2009                                       26,930
        2009 - 2010                                       25,876

 10.   The Corporation's deposit liabilities consisted of the following
       ($000's):

                                                        September 30,  December 31, September 30,
                                                            2005           2004         2004
                                                        ------------- ------------- -------------
     Noninterest bearing demand                         $  5,224,241  $  4,888,426  $  4,753,267

     Savings and NOW                                      10,194,871    10,118,415    10,081,369
     Cash flow hedge-Brokered MMDA                            (4,966)       (1,445)         (147)
                                                         ------------  ------------  ------------
       Total Savings and NOW                              10,189,905    10,116,970    10,081,222

     CD's $100,000 and over                                6,116,679     5,592,947     5,988,784
     Cash flow hedge-Institutional CDs                       (17,911)       (8,977)        5,089
                                                         ------------  ------------  ------------
       Total CD's $100,000 and over                        6,098,768     5,583,970     5,993,873

     Other time deposits                                   3,228,265     2,721,214     2,686,482
     Foreign deposits                                      2,250,182     3,144,507     1,370,937
                                                         ------------  ------------  ------------
       Total deposits                                   $ 26,991,361  $ 26,455,087  $ 24,885,781
                                                         ============  ============  ============

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

 11.   Derivative Financial Instruments and Hedging Activities

       The following is an update of the Corporation's use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2004. Generally there were no substantive changes in the types of derivative financial instruments the Corporation employs or its hedging activities in the nine months ended September 30, 2005.

       Trading Instruments and Other Free Standing Derivatives

       Loan commitments accounted for as derivatives are not material to the Corporation and the Corporation does not employ any formal hedging strategies for these commitments.

       Trading and free-standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

       At September 30, 2005, free standing interest rate swaps consisted of $2.1 billion in notional amount of receive fixed/pay floating with an aggregate negative fair value of $21.9 million and $1.2 billion in notional amount of pay fixed/receive floating with an aggregate positive fair value of $17.5 million.

       At September 30, 2005, interest rate caps purchased amounted to $33.8 million in notional amount with a positive fair value of $0.3 million and interest rate caps sold amounted to $33.8 million in notional amount with a negative fair value of $0.3 million.

       At September 30, 2005, the notional value of interest rate futures designated as trading was $5.2 billion with a positive fair value of $0.6 million.

       Fair Value Hedges
       -----------------
       The following table presents updated information with respect to selected fair value hedges.

       Fair Value Hedges
       September 30, 2005                                                 Weighted
                                                  Notional      Fair      Average
              Hedged              Hedging          Amount      Value     Remaining
               Item              Instrument      ($ in mil)  ($ in mil)  Term (Yrs)
       --------------------- ------------------ ----------- ------------ ----------
       Fixed Rate CDs        Receive Fixed Swap $    777.0  $    (18.7)       9.1

       Medium Term Notes     Receive Fixed Swap      362.5        (5.7)       7.7

       Fixed Rate
         Bank Notes          Receive Fixed Swap    1,070.5       (13.4)       6.7

       Institutional CDs     Receive Fixed Swap      120.0        (0.6)       1.3

       The impact from fair value hedges to total net interest income for the three and nine months ended September 30, 2005 was a positive $6.9 million and $26.0 million, respectively. The impact to net interest income due to ineffectiveness was not material.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

       Cash Flow Hedges
       ----------------
       The following table updates the Corporation's cash flow hedges.

       Cash Flow Hedges
       September 30, 2005                                                 Weighted
                                                  Notional      Fair      Average
              Hedged              Hedging          Amount      Value     Remaining
               Item              Instrument      ($ in mil)  ($ in mil)  Term (Yrs)
       --------------------- ------------------ ----------- ------------ ----------
       Variable Rate Loans   Receive Fixed Swap $  1,150.0  $     (26.6)      4.1

       Institutional CDs       Pay Fixed Swap      2,305.0         17.9       0.8

       Federal Funds
         Purchased             Pay Fixed Swap        300.0         (2.8)      1.6

       FHLB Advances           Pay Fixed Swap        920.0         18.9       2.7

       Floating Rate
         Bank Notes            Pay Fixed Swap        125.0          0.8       1.5

       Money Market Accounts   Pay Fixed Swap        250.0          5.0       1.8

       The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges was a positive $2.5 million for the three months ended September 30, 2005 and a negative $0.5 million for the nine months ended September 30, 2005. The impact due to ineffectiveness was not material.

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

       Net periodic postretirement benefit costs for the three and nine month periods ended September 30, 2005 and 2004 included the following components ($000's):

                                  Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                              ------------------------   -----------------------
                                  2005         2004          2005        2004
                              ----------- -----------   ----------- -----------
     Service cost             $      553  $      630    $    1,658  $    1,892
     Interest on APBO              1,158       1,024         3,476       3,756
     Expected return
       on assets                    (149)       (225)         (448)       (225)
     Prior service
       amortization                 (680)     (1,121)       (2,041)     (2,481)
     Actuarial loss
       amortization                  264         564           792       1,689
     Other                            --          --            --          --
                               ----------  ----------    ----------  ----------
                              $    1,146  $      872    $    3,437  $    4,631
                               ==========  ==========    ==========  ==========

       Benefit payments and expenses, net of participant contributions, for the three and nine months ended September 30, 2005 amounted to $0.9 million and $2.9 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

 13.   Segments

       The following represents the Corporation's operating segments as of and for the three and nine months ended September 30, 2005 and 2004. There have not been any changes to the way the Corporation organizes its segments. Beginning with the third quarter of 2005, total other income for Metavante includes float income which represents interest income on balances invested in an affiliate bank which arise from Electronic Bill Payment activities. This income was formerly reported as a component of Net Interest Income for Metavante. Segment information for all prior periods have been restated for this reclassification. Fees - intercompany represent intercompany revenues charged to other segments for providing certain services. Expenses - intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - intercompany are not the costs of that segment's reported intercompany revenues. Intersegment revenues, expenses and assets have been eliminated ($ in millions):

                                                 Three Months Ended September 30, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     315.5   $      (9.0)  $       5.8   $      (2.7)  $     3.6    $     313.2

Other income
  Fees - external                95.2         284.9          50.1           8.5          --          438.7
  Fees - internal
  Fees - intercompany            14.1          23.2           7.2          21.5       (66.0)            --
    Float income - intercompany    --           3.6            --            --        (3.6)            --
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other income              109.3         311.7          57.3          30.0       (69.6)         438.7

Other expense
  Expenses - other              162.4         241.1          34.1          26.1         0.1          463.8
  Expenses - intercompany        43.5          10.8          11.6           0.2       (66.1)            --
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other expense             205.9         251.9          45.7          26.3       (66.0)         463.8
Provision for loan
  and lease losses                9.7            --           0.2            --          --            9.9
                            ----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      209.2          50.8          17.2           1.0          --          278.2
Income tax
  expense (benefit)              68.5          18.7           6.4           0.5          --           94.1
                            ----------   -----------   -----------   -----------   ----------   -----------
Segment income             $    140.7   $      32.1   $      10.8   $       0.5  $       --    $     184.1
                            ==========   ===========   ===========   ===========   ==========   ===========
Identifiable assets        $ 42,406.9   $   2,712.9   $     743.9   $     649.5  $ (1,517.9)   $  44,995.3
                            ==========   ===========   ===========   ===========   ==========   ===========
Return on average equity         15.6 %        15.5 %        15.5 %                                   16.5 %
                            ==========   ===========   ===========                              ===========

                                                 Three Months Ended September 30, 2004
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     284.4   $      (8.7)  $       5.9   $      (1.5)  $     1.0    $     281.1

Other income
  Fees - external                82.1         239.0          45.4           1.4          --          367.9
  Fees - internal
  Fees - intercompany            15.1          20.9           5.6          17.5       (59.1)            --
    Float income - intercompany    --           1.0            --            --        (1.0)            --
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other income               97.2         260.9          51.0          18.9       (60.1)         367.9

Other expense
  Expenses - other              153.1         206.1          31.4          18.2        (0.7)         408.1
  Expenses - intercompany        38.3          11.2          11.1          (2.2)      (58.4)            --
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other expense             191.4         217.3          42.5          16.0       (59.1)         408.1
Provision for loan
  and lease losses                6.5            --           0.4            --          --            6.9
                            ----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      183.7          34.9          14.0           1.4          --          234.0
Income tax
  expense (benefit)              61.5          13.6           5.5          (2.0)         --           78.6
                            ----------   -----------   -----------   -----------   ----------   -----------
Segment income             $    122.2   $      21.3   $       8.5   $       3.4  $       --    $     155.4
                            ==========   ===========   ===========   ===========   ==========   ===========
Identifiable assets        $ 36,819.1   $   2,154.0   $     607.2   $     850.4  $ (1,451.2)   $  38,979.5
                            ==========   ===========   ===========   ===========   ==========   ===========
Return on average equity         16.2 %        19.9 %        14.7 %                                   17.6 %
                            ==========   ===========   ===========                              ===========

                          MARSHALL & ILSLEY CORPORATION
                     Notes to Financial Statements - Continued
                       September 30, 2005 & 2004 (Unaudited)

                                                  Nine Months Ended September 30, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     919.4   $     (29.0)  $      17.0   $      (6.5)  $     8.9    $     909.8

Other income
  Fees - external               274.3         829.0         169.0          18.5          --        1,290.8
  Fees - internal
  Fees - intercompany            42.9          68.4          17.5          64.8      (193.6)            --
    Float income - intercompany    --           8.9            --            --        (8.9)            --
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other income              317.2         906.3         186.5          83.3      (202.5)       1,290.8

Other expense
  Expenses - other              474.4         698.1          98.1          82.6        (0.4)       1,352.8
  Expenses - intercompany       124.4          30.7          36.1           2.0      (193.2)            --
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other expense             598.8         728.8         134.2          84.6      (193.6)       1,352.8

Provision for loan
  and lease losses               30.9            --           0.9            --          --           31.8
                            ----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      606.9         148.5          68.4          (7.8)         --          816.0
Income tax
  expense (benefit)             193.5          57.5          26.4          (3.6)         --          273.8
                            ----------   -----------   -----------   -----------   ----------   -----------
Segment income             $    413.4   $      91.0   $      42.0   $      (4.2)  $      --    $     542.2
                            ==========   ===========   ===========   ===========   ==========   ===========
Identifiable assets        $ 42,406.9   $   2,712.9   $     743.9   $     649.5   $ (1,517.9)  $  44,995.3
                            ==========   ===========   ===========   ===========   ==========   ===========
Return on average equity         16.1 %        18.0 %        21.5 %                                   17.3 %
                            ==========   ===========   ===========                              ===========

                                                  Nine Months Ended September 30, 2004
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     839.5   $     (11.2)  $      18.9   $      (5.8)  $     2.4    $     843.8

Other income
  Fees - external               250.7         622.5         134.6           3.5          --        1,011.3
  Fees - internal
  Fees - intercompany            47.4          58.9          17.4          52.7      (176.4)            --
    Float income - intercompany    --           2.4            --            --        (2.4)            --
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other income              298.1         683.8         152.0          56.2      (178.8)       1,011.3

Other expense
  Expenses - other              457.8         541.3          91.0          56.0        (1.0)       1,145.1
  Expenses - intercompany       109.9          34.3          34.8          (3.6)     (175.4)            --
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other expense             567.7         575.6         125.8          52.4      (176.4)       1,145.1
Provision for loan
  and lease losses               23.4            --           1.7            --          --           25.1
                            ----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      546.5          97.0          43.4          (2.0)         --          684.9
Income tax
  expense (benefit)             180.3          38.0          16.9          (3.6)         --          231.6
                            ----------   -----------   -----------   -----------   ----------   -----------
Segment income             $    366.2   $      59.0   $      26.5   $       1.6  $       --    $     453.3
                            ==========   ===========   ===========   ===========   ==========   ===========
Identifiable assets        $ 36,819.1   $   2,154.0   $     607.2   $     850.4  $ (1,451.2)   $  38,979.5
                            ==========   ===========   ===========   ===========   ==========   ===========
Return on average equity         16.2 %        19.4 %        14.4 %                                   17.6 %
                            ==========   ===========   ===========                              ===========

       Total revenue, net interest income plus total other income, by type in Others consisted of the following:

                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                        ------------------------  -----------------------
                                            2005         2004         2005        2004
                                        -----------  -----------  -----------  ----------
     Trust Services                     $     42.8   $     36.9   $    123.0   $   109.6
     Residential Mortgage Banking              6.9          8.3         18.0        23.5
     Capital Markets                           0.6         (0.2)        22.8        (0.5)
     Brokerage and Insurance                   6.6          5.7         21.0        19.2
     Commercial Leasing                        3.7          3.8         11.3        12.0
     Commercial Mortgage Banking               1.5          1.5          4.3         4.5
     Others                                    1.0          0.9          3.1         2.6
                                         ----------   ----------   ----------   ---------
     Total revenue                      $     63.1   $     56.9   $    203.5   $   170.9
                                         ==========   ==========   ==========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                      ($000's)

                                                          Three Months Ended
                                                             September 30,
                                                     ----------------------------
                                                          2005           2004
                                                     -------------  -------------
Assets
------
Cash and due from banks                            $    993,351    $    853,162

Investment securities:
  Trading securities                                     26,350          23,439
  Short-term investments                                272,662         165,125
  Other investment securities:
    Taxable                                           4,839,664       4,710,840
    Tax-exempt                                        1,369,506       1,224,094
                                                    ------------    ------------
Total investment securities                           6,508,182       6,123,498

Loans and leases:
  Loans and leases, net of unearned income           32,479,305      27,499,589
  Less: Allowance for loan and lease losses             363,913         362,296
                                                    ------------    ------------
  Net loans and leases                               32,115,392      27,137,293

Premises and equipment, net                             458,778         458,070
Accrued interest and other assets                     4,059,705       3,443,717
                                                    ------------    ------------
Total Assets                                       $ 44,135,408    $ 38,015,740
                                                    ============    ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                              $  5,049,451    $  4,637,961
  Interest bearing                                   21,302,690      19,996,303
                                                    ------------    ------------
Total deposits                                       26,352,141      24,634,264

Federal funds purchased and
  security repurchase agreements                      2,055,778       1,761,838
Other short-term borrowings                             803,193         731,731
Long-term borrowings                                  8,685,936       5,899,749
Accrued expenses and other liabilities                1,807,704       1,470,299
                                                    ------------    ------------
Total liabilities                                    39,704,752      34,497,881

Shareholders' equity                                  4,430,656       3,517,859
                                                    ------------    ------------
Total Liabilities and Shareholders' Equity         $ 44,135,408    $ 38,015,740
                                                    ============    ============

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                      ($000's)

                                                           Nine Months Ended
                                                             September 30,
                                                     ----------------------------
                                                          2005           2004
                                                     -------------  -------------
Assets
------
Cash and due from banks                            $    950,509    $    808,936

Investment securities:
  Trading securities                                     25,027          22,950
  Short-term investments                                244,109         180,716
  Other investment securities:
    Taxable                                           4,830,427       4,638,611
    Tax-exempt                                        1,327,456       1,180,816
                                                    ------------    ------------
Total investment securities                           6,427,019       6,023,093

Loans and leases:
  Loans and leases, net of unearned income           31,228,509      26,482,061
  Less: Allowance for loan and lease losses             362,127         359,443
                                                    ------------    ------------
  Net loans and leases                               30,866,382      26,122,618

Premises and equipment, net                             451,684         443,834
Accrued interest and other assets                     3,925,729       2,951,399
                                                    ------------    ------------
Total Assets                                       $ 42,621,323    $ 36,349,880
                                                    ============    ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                              $  4,857,646    $  4,489,782
  Interest bearing                                   20,831,716      19,066,853
                                                    ------------    ------------
Total deposits                                       25,689,362      23,556,635

Federal funds purchased and
  security repurchase agreements                      2,131,946       2,186,105
Other short-term borrowings                             916,014         872,162
Long-term borrowings                                  7,942,493       4,952,207
Accrued expenses and other liabilities                1,755,854       1,349,872
                                                    ------------    ------------
Total liabilities                                    38,435,669      32,916,981

Shareholders' equity                                  4,185,654       3,432,899
                                                    ------------    ------------
Total Liabilities and Shareholders' Equity         $ 42,621,323    $ 36,349,880
                                                    ============    ============

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

The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation has demonstrated solid fundamental performance in each of these key areas and as a result, the third quarter and first nine months of 2005 produced strong financial results.

Net income for the third quarter of 2005 amounted to $184.1 million compared to $155.4 million for the same period in the prior year, an increase of $28.7 million, or 18.5%. Diluted earnings per share were $0.78 for the three months ended September 30, 2005, compared with $0.69 for the three months ended September 30, 2004, an increase of 13.0%. The return on average assets and average equity was 1.66% and 16.49%, respectively, for the quarter ended September 30, 2005, and 1.63% and 17.58%, respectively, for the quarter ended September 30, 2004.

For the nine months ended September 30, 2005, net income amounted to $542.2 million compared to $453.3 million for the nine months ended September 30, 2004, an increase of $88.9 million, or 19.6%. Diluted earnings per share were $2.32 for the nine months ended September 30, 2005, compared with $2.01 for the nine months ended September 30, 2004, an increase of 15.4%. The return on average assets and average equity was 1.70% and 17.32%, respectively, for the first nine months of 2005, and 1.67% and 17.64%, respectively, for the first nine months of 2004.

Earnings growth for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 was attributable to a number of factors. The increase in net interest income was driven by loan and bank-issued deposit growth. Net interest income growth was somewhat mitigated by the financing costs associated with Metavante's 2004 acquisitions. On a comparative basis, net charge-offs and the resulting provisions for loan and lease losses were higher in the third quarter and first nine months of 2005 than the third quarter and first nine months of 2004. Despite the increase, net charge-offs for the three and nine months ended September 30, 2005 continue to be below the Corporation's five-year historical average. Metavante and the trust services reporting unit continued to exhibit growth in both revenue and earnings. Metavante's growth in revenue and earnings reflects, in part, the impact of its acquisition and divestiture activities and higher transaction volumes in core processing activity and payment processing. The acquisition and divestiture activities included three acquisitions completed in the third quarter of 2005, one acquisition completed in the first quarter of 2005 and six acquisitions and two divestitures completed in 2004. For the three and nine months ended September 30, 2005, the Corporation realized a gain that was primarily due to the liquidation of an equity investment in a cash tender offer. During the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with the Corporation's investment in an independent private equity and venture capital partnership. In addition, during the first quarter of 2005 the Corporation realized a gain due to the change in control of PULSE EFT Associates. These factors along with continued expense management resulted in double-digit earnings growth in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

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

Based on its performance in the first nine months of 2005, including the acquisitions that closed in the third quarter, management expects Metavante's total 2005 revenues (internal and external) to be at the upper end of, or slightly exceed, the $1.1 billion to $1.2 billion revenue range previously provided and segment earnings will be at the upper end of, or slightly exceed, the previously provided range of $115.0 million to $120.0 million. In the Banking segment, management expects double digit loan growth for the remainder of 2005. However, it is possible that loan growth will not be at the same levels experienced during the first half of the current year. The Corporation's actual results for the year ended December 31, 2005 could differ materially from those expected by management. See "Forward-Looking Statements" in this Form 10-Q and the Corporation's 2004 Annual Report on Form 10-K for a discussion of the various risk factors that could cause actual results to be different than expected results.

                   NOTEWORTHY TRANSACTIONS AND EVENTS
                   ----------------------------------
Some of the more noteworthy transactions and events that occurred in the three and nine months ended September 30, 2005 and 2004 consisted of the following:

Third quarter 2005
------------------
During the third quarter, Metavante completed three acquisitions that were funded primarily with the Corporation's common stock. See Note 5 in Notes to Financial Statements for further discussion.

Net investment securities gains as reported in the Consolidated Statements of Income for the third quarter were primarily due to an equity investment that the Corporation liquidated in a cash tender offer. That transaction resulted in a pre-tax gain of $6.6 million or $0.02 per diluted share for the three and nine months ended September 30, 2005.

Second quarter 2005
-------------------
As announced in the Corporation's Form 8-K dated May 26, 2005, the Corporation realized a gain due to the sale of an entity associated with its investment in an independent private equity and venture capital partnership. The gross pre-tax gain amounted to $29.0 million and is reported in Net investment securities gains (losses) in the Consolidated Statements of Income. On an after-tax basis, and net of related compensation expense, the gain amounted to $16.2 million or $0.07 per diluted share for nine months ended September 30, 2005.

First quarter 2005
------------------
During the first quarter of 2005, Metavante completed the acquisition of all of the outstanding common stock of Prime Associates, Inc. ("Prime") of Clark, New Jersey for $24.5 million. Total consideration consisted of 563,114 shares of Marshall & Ilsley Corporation common stock valued at $24.0 million and $0.5 million in cash. Prime is a provider of anti-money laundering and fraud interdiction software and data products for financial institutions, insurance companies and securities firms.

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

Third quarter 2004
------------------
During the third quarter of 2004, Metavante completed three acquisitions that were funded with cash. On July 29, 2004, the Corporation completed two financing transactions aggregating $1.0 billion. The net proceeds were used for general corporate purposes, including the long-term financing of the Metavante acquisitions.

During the third quarter of 2004, the Corporation prepaid $300 million of floating rate debt and terminated a related interest rate swap designated as a cash flow hedge that resulted in a charge to earnings of $2.0 million. The loss is reported in Other expense in the Consolidated Statements of Income.

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

                           NET INTEREST INCOME
                           -------------------
Net interest income is the difference between interest earned on earning assets and interest owed on interest bearing liabilities. Net interest income represented approximately 41.7% and 41.3% of the Corporation's source of revenues for the three and nine months ended September 30, 2005 compared to 43.3% and 45.5%, respectively for the three and nine months ended September 30, 2004.

Net interest income for the third quarter of 2005 amounted to $313.2 million compared to $281.1 million reported for the third quarter of 2004, an increase of $32.1 million or 11.4%. For the nine months ended September 30, 2005, net interest income amounted to $909.8 million compared to $843.8 million for the nine months ended September 30, 2004, an increase of $66.0 million or 7.8%. Loan growth and the growth in noninterest bearing and other bank-issued deposits were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year three and nine month periods included the impact of lengthening liabilities in order to reduce future volatility in net interest income due to interest rate changes, the interest expense associated with the debt issued in the third quarter of 2004 to fund Metavante's acquisitions in 2004 and accelerated purchase premium amortization associated with wholesale home equity loans.

Average earning assets in the third quarter of 2005 amounted to $39.0 billion compared to $33.6 billion in the third quarter of 2004, an increase of $5.4 billion or 16.0%. Average loans and leases accounted for $5.0 billion of the growth in average earning assets in the third quarter of 2005 compared to the third quarter of 2004. Average investment securities increased $0.3 billion over the prior quarter. Average earning assets for the nine months ended September 30, 2005 amounted to $37.7 billion compared to $32.5 billion for the nine months ended September 30, 2004, an increase of $5.2 billion or 15.8%. Average loans and leases accounted for $4.7 billion of the growth in average earning assets over the respective periods. Average investment securities increased $0.3 billion.

Average interest bearing liabilities increased $4.5 billion or 15.7% in the third quarter of 2005 compared to the third quarter of 2004. Average interest bearing deposits increased $1.3 billion or 6.5% in the third quarter of 2005 compared to the third quarter of last year. Average total borrowings increased $3.2 billion or 37.5% in the third quarter of 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, average interest bearing liabilities increased $4.7 billion or 17.5% compared to the same period in 2004. Average interest bearing deposits increased $1.8 billion or 9.3% in the first nine months of 2005 compared to the first nine months of last year. Average total borrowings increased $2.9 billion or 37.2% in the first nine months of 2005 compared to the same period in 2004.

Average noninterest bearing deposits increased $0.4 billion or 8.9% in the three months ended September 30, 2005 compared to the same period last year. On a year-to-date basis, average noninterest bearing deposits increased $0.4 billion or 8.2% in the first nine months of 2005 compared to the first nine months of 2004.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

                  Consolidated Average Loans and Leases
                  --------------------------------------

                                            2005                     2004             Growth Pct.
                               ----------------------------- -------------------- ------------------
                                 Third     Second    First     Fourth    Third              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
---------------------------
  Commercial                  $  9,126  $  8,932  $  8,460   $  8,076  $  7,796    17.1 %    2.2 %

  Commercial real estate
    Commercial mortgages         8,661     8,509     8,275      8,042     7,826    10.7      1.8
    Construction                 1,484     1,358     1,241      1,143     1,100    34.9      9.3
                               --------  --------  --------   --------  --------  ------   ------
  Total commercial
    real estate                 10,145     9,867     9,516      9,185     8,926    13.7      2.8

  Commercial lease financing       462       425       398        402       395    17.2      8.8
                               --------  --------  --------   --------  --------  ------   ------
Total Commercial Loans
  and Leases                    19,733    19,224    18,374     17,663    17,117    15.3      2.6

Personal Loans and Leases
-------------------------
  Residential real estate
    Residential mortgages        4,537     3,986     3,562      3,234     2,929    54.9     13.8
    Construction                 1,633     1,382     1,167      1,017       865    88.9     18.2
                               --------  --------  --------   --------  --------  ------   ------
  Total residential
    real estate                  6,170     5,368     4,729      4,251     3,794    62.6     14.9

  Personal loans
    Student                         74        78        88         85        79    (6.8)    (4.3)
    Credit card                    228       217       217        208       214     6.6      5.3
    Home equity loans
      and lines                  4,905     5,098     5,131      5,035     4,894     0.2     (3.8)
    Other                        1,241     1,186     1,217      1,251     1,256    (1.2)     4.6
                               --------  --------  --------   --------  --------  ------   ------
  Total personal loans           6,448     6,579     6,653      6,579     6,443     0.1     (2.0)

Personal lease financing           128       123       128        135       146   (12.4)     3.7
                               --------  --------  --------   --------  --------  ------   ------
Total Personal Loans
  and Leases                    12,746    12,070    11,510     10,965    10,383    22.8      5.6
                               ========  ========  ========   ========  ========  ======   ======
Total Consolidated Average
  Loans and Leases            $ 32,479  $ 31,294  $ 29,884   $ 28,628  $ 27,500    18.1 %    3.8 %
                               ========  ========  ========   ========  ========  ======   ======

Total consolidated average loans and leases increased $5.0 billion or 18.1% in the third quarter of 2005 compared to the third quarter of 2004. Total average commercial loan and lease growth was $2.6 billion, a 15.3% increase in the current quarter compared to the third quarter of the prior year. Approximately 50.8% of the growth in total average commercial loans and leases was attributable to commercial and industrial loans. Total average personal loans and leases increased $2.4 billion or 22.8% in the third quarter of 2005 compared to the third quarter of 2004. This growth was driven primarily by growth in residential real estate loans that consist primarily of three and five year ARMs (adjustable rate mortgages) and construction loans. Average home equity loans and lines increased slightly in the third quarter of 2005 compared to the third quarter of 2004. Average indirect auto loans and leases declined in the current quarter compared to the third quarter of the prior year. From a production standpoint, residential real estate loan closings in the third quarter of 2005 were $0.6 billion or 61.8% greater than loan closings in the third quarter of 2004 and were $0.1 billion or 7.9% greater than loan closings in the second quarter of 2005.

For the nine months ended September 30, 2005, total consolidated average loans and leases increased $4.7 billion or 17.9% compared to the nine months ended September 30, 2004. Total average commercial loan and lease growth was $2.6 billion, a 16.0% increase in the first nine months of 2005 compared to the first nine months of the prior year. Approximately 52.0% of the growth in total average commercial loans and leases was attributable to commercial and industrial loans. Total average personal loans and leases increased $2.1 billion or 21.0% in the first nine months of 2005 compared to the first nine months of 2004. This growth was driven primarily by growth in residential real estate loans and home equity loans and lines. Year-to-date average indirect auto loans and leases declined in the first nine months of 2005 compared to the same period of the prior year. From a production standpoint, residential real estate loan closings in the first nine months of 2005 were $1.2 billion or 40.1% greater than loan closings in the first nine months of 2004.

Total average commercial loan and lease growth continued to be strong in the third quarter and first nine months of 2005. Management attributes the loan growth to the strength of the local economies in the markets the Corporation serves, sales success and continued customer satisfaction. The rate of commercial loan growth slowed somewhat during the latter part of the third quarter which was due in part to continued price discipline on the part of the lending groups, increased paydowns on construction loans and the somewhat seasonal nature of loan demand which the Corporation has experienced in third quarters in the past. The Corporation continues to believe that double-digit loan growth is a reasonable expectation for the year ended December 31, 2005. However, it is uncertain whether the growth rates experienced in the first half of 2005 will be sustained for the remainder of the year.

Home equity loans and lines, which includes M&I's wholesale activity, continue to be one of the primary consumer loan products. As previously discussed, average home equity loans and lines increased slightly in the third quarter of 2005 compared to the third quarter of 2004. The proportion of loans sold at origination has significantly increased from 2004 to 2005 in response to the increased demand for home equity products with higher loan-to-value characteristics. In addition, the Corporation experienced increased prepayment activity on its wholesale home equity products in the third quarter of 2005.

The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. For the three months ended September 30, 2005 and 2004 real estate loans sold to investors amounted to $0.8 billion and $0.3 billion, respectively. For the nine months ended September 30, 2005, real estate loans sold to investors amounted to $1.7 billion compared to $1.2 billion in the nine months ended September 30, 2004. At September 30, 2005 and 2004, the Corporation had approximately $191.6 million and $87.6 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $13.9 million in the third quarter of 2005 compared to $7.0 million in the third quarter of 2004. For the nine months ended September 30, 2005, gains from the sale of mortgage loans amounted to $30.4 compared to $21.1 million in the nine months ended September 30, 2004.

Auto loans securitized and sold in the third quarter of 2005 amounted to $0.2 billion compared to $0.1 billion in the third quarter of 2004. For the nine months ended September 30, 2005, auto loans securitized and sold amounted to $0.4 billion compared to $0.5 billion in the nine months ended September 30, 2004. For the three months ended September 30, 2005, net gains from the sale and securitization of auto loans were approximately break-even compared to net losses of $1.2 million in the third quarter of 2004. For the nine months ended September 30, 2005, net losses from the sale and securitization of auto loans were $0.2 million compared to net losses of $3.4 million for the nine month ended September 30, 2004. The losses incurred were primarily due to lower loan interest spreads associated with new auto loan production in a rising interest rate environment. Auto loans held for sale amounted to $34.0 million at September 30, 2005.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                     Consolidated Average Deposits
                     -----------------------------

                                            2005                     2004             Growth Pct.
                               ----------------------------- -------------------- ------------------
                                 Third     Second    First     Fourth    Third              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
--------------------
  Noninterest bearing deposits
    Commercial                $  3,589  $  3,377  $  3,263   $  3,427  $  3,280     9.4 %    6.3 %
    Personal                       932       958       930        923       902     3.4     (2.7)
    Other                          528       491       500        521       456    15.9      7.6
                               --------  --------  --------   --------  --------  ------   ------
  Total noninterest
    bearing deposits             5,049     4,826     4,693      4,871     4,638     8.9      4.6

  Interest bearing deposits
    Savings and NOW              3,049     3,149     3,281      3,402     3,452   (11.7)    (3.2)
    Money market                 6,047     5,819     5,692      5,654     5,612     7.8      3.9
    Foreign activity               932       882       904        887       849     9.7      5.6
                               --------  --------  --------   --------  --------  ------   ------
  Total interest
    bearing deposits            10,028     9,850     9,877      9,943     9,913     1.2      1.8

  Time deposits
    Other CDs and time deposits  3,095     2,951     2,787      2,685     2,653    16.7      4.9
    CDs greater than $100,000    1,421     1,243     1,074        906       805    76.6     14.4
                               --------  --------  --------   --------  --------  ------   ------
  Total time deposits            4,516     4,194     3,861      3,591     3,458    30.6      7.7
                               --------  --------  --------   --------  --------  ------   ------
Total bank issued deposits      19,593    18,870    18,431     18,405    18,009     8.8      3.8

Wholesale deposits
------------------
  Money market                   1,068     1,077     1,073      1,096       747    42.9     (0.8)
  Brokered CDs                   4,615     4,437     4,761      4,960     5,009    (7.9)     4.0
  Foreign time                   1,076     1,086       969        811       869    23.8     (0.9)
                               --------  --------  --------   --------  --------  ------   ------
Total wholesale deposits         6,759     6,600     6,803      6,867     6,625     2.0      2.4
                               --------  --------  --------   --------  --------  ------   ------
Total consolidated
  average deposits            $ 26,352  $ 25,470  $ 25,234   $ 25,272  $ 24,634     7.0 %    3.5 %
                               ========  ========  ========   ========  ========  ======   ======

Total consolidated average deposits increased $1.7 billion or 7.0% in the third quarter of 2005 compared to the third quarter of 2004. Average noninterest bearing deposits increased $0.4 billion or 8.9% while average bank-issued interest bearing deposits increased $1.2 billion or 8.8% in the current quarter compared to the third quarter of the prior year. For the nine months ended September 30, 2005, total consolidated average deposits increased $2.1 billion or 9.1% compared to the nine months ended September 30, 2004. Average noninterest bearing deposits increased $0.4 billion or 8.2% while average bank-issued interest bearing deposits increased $0.8 billion or 6.3% in the first nine months of 2005 compared to the first nine months of the prior year. As interest rates have risen, the Corporation has been positioned to be able to be competitive on price and to regain deposit growth that management believes will be sustainable across the interest rate cycle.

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

For the three months ended September 30, 2005, average wholesale deposits increased $0.1 billion, or 2.0% compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005, average wholesale deposits increased $0.9 billion, or 16.2% compared to the nine months ended September 30, 2004. The Corporation continues to make use of wholesale funding alternatives, especially brokered money market deposits and institutional certificates of deposit. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation with the flexibility to not pursue unprofitable single service time deposit relationships.

During the third quarter of 2005, $250.0 million of fixed rate and $200.0 million of floating rate senior bank notes were issued. The fixed rate senior bank notes mature in 2008 and have a coupon rate of 4.50%. The floating rate senior bank notes mature in 2007 and have a coupon rate that is indexed to the three-month London Inter-Bank Offered Rate. During the third quarter of 2005, a fixed rate advance from the Federal Home Loan Bank ("FHLB") with a coupon rate of 1.90% aggregating $450.0 million matured. Series E medium-term notes in the amount of $0.5 million with an annual coupon rate of 7.19% matured during the third quarter of 2005.

During the second quarter of 2005, $350.0 million of subordinated bank notes were issued. The subordinated bank notes mature in 2015 and have a coupon rate of 4.85%. Senior bank notes in an aggregate amount of $525.0 million were also issued during the second quarter of 2005. The senior bank notes are floating rate and mature at various times in 2007 and 2010. Approximately $125.0 million of the senior bank notes were converted to a fixed rate through the use of an interest rate swap.

During the first quarter of 2005, a new FHLB floating rate advance aggregating $250.0 million was obtained. The FHLB advance matures in 2011 and was converted to a fixed rate through the use of an interest rate swap. During the first quarter of 2005, $900.0 million of senior bank notes with an annual weighted average coupon interest rate of 4.13% were issued. The notes mature at various times beginning in 2008 through 2017.

During the third quarter of 2004, the Corporation prepaid $300 million of floating rate debt and terminated a related interest rate swap designated as a cash flow hedge that resulted in a charge to earnings of $2.0 million. During the first quarter of 2004, a fixed rate FHLB advance aggregating $55.0 million with an annual coupon interest rate of 5.06% was prepaid and retired resulting in a charge to earnings of $4.9 million.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and nine months ended September 30, 2005 and 2004, are presented in the following tables ($ in millions):

                   Consolidated Yield and Cost Analysis
                   ------------------------------------

                                         Three Months Ended          Three Months Ended
                                         September 30, 2005          September 30, 2004
                                    ---------------------------  ---------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                    ---------------------------  ---------------------------
Loans and leases: (a)
  Commercial loans and leases      $  9,588.0 $ 146.8    6.08 % $  8,190.5 $  99.3    4.82 %
  Commercial real estate loans       10,145.5   160.0    6.26      8,926.4   120.8    5.38
  Residential real estate loans       6,169.5    95.4    6.14      3,794.1    52.2    5.48
  Home equity loans and lines         4,905.1    74.8    6.05      4,893.4    63.3    5.15
  Personal loans and leases           1,671.2    25.8    6.13      1,695.2    21.7    5.09
                                    ---------- ------- -------   ---------- ------- -------
Total loans and leases               32,479.3   502.8    6.14     27,499.6   357.3    5.17

Investment securities (b):
  Taxable                             4,839.7    53.8    4.40      4,710.8    51.7    4.36
  Tax Exempt (a)                      1,369.5    24.2    7.16      1,224.1    22.6    7.46
                                    ---------- ------- -------   ---------- ------- -------
Total investment securities           6,209.2    78.0    4.99      5,934.9    74.3    4.99

Trading securities (a)                   26.3     0.1    0.90         23.5     0.1    1.38
Other short-term investments            272.7     2.7    3.86        165.1     0.7    1.57
                                    ---------- ------- -------   ---------- ------- -------
Total interest earning assets      $ 38,987.5 $ 583.6    5.94 % $ 33,623.1 $ 432.4    5.12 %
                                    ========== ======= =======   ========== ======= =======

Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $ 10,027.5 $  52.0    2.06 % $  9,913.0 $  19.8    0.79 %
    Bank issued time deposits         4,516.3    37.4    3.29      3,457.7    21.5    2.47
                                    ---------- ------- -------   ---------- ------- -------
  Total bank issued deposits         14,543.8    89.4    2.44     13,370.7    41.3    1.23
  Wholesale deposits                  6,758.9    56.1    3.29      6,625.6    32.7    1.96
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing deposits      21,302.7   145.5    2.71     19,996.3    74.0    1.47

Short-term borrowings                 2,859.0    27.9    3.88      2,493.6    14.3    2.29
Long-term borrowings                  8,685.9    88.5    4.04      5,899.7    54.8    3.69
                                    ---------- ------- -------   ---------- ------- -------
Total interest
  bearing liabilities              $ 32,847.6 $ 261.9    3.16 % $ 28,389.6 $ 143.1    2.01 %
                                    ========== ======= =======   ========== ======= =======
Net interest margin (FTE)
  as a percent of average
  earning assets                              $ 321.7    3.27 %           $ 289.3    3.42 %
                                               ======= =======             ======= =======
Net interest spread (FTE)                                2.78 %                      3.11 %
                                                       =======                      =======

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

                   Consolidated Yield and Cost Analysis
                   ------------------------------------

                                          Nine Months Ended           Nine Months Ended
                                         September 30, 2005          September 30, 2004
                                    ---------------------------  ---------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                    ---------------------------  ---------------------------
Loans and leases: (a)
  Commercial loans and leases      $  9,270.2 $  399.4   5.76 % $  7,863.6 $  276.4   4.70 %
  Commercial real estate loans        9,845.4    446.7   6.07      8,611.4    345.8   5.36
  Residential real estate loans       5,427.3    241.3   5.94      3,508.6    144.1   5.49
  Home equity loans and lines         5,043.9    223.5   5.92      4,674.2    183.5   5.24
  Personal loans and leases           1,641.7     71.6   5.83      1,824.3     69.3   5.07
                                    ---------- -------- ------   ---------- -------- ------
Total loans and leases               31,228.5  1,382.5   5.92     26,482.1  1,019.1   5.14

Investment securities (b):
  Taxable                             4,830.4    159.0   4.39      4,638.6    148.7   4.30
  Tax Exempt (a)                      1,327.5     71.1   7.32      1,180.8     65.7   7.58
                                    ---------- -------- ------   ---------- -------- ------
Total investment securities           6,157.9    230.1   5.01      5,819.4    214.4   4.95

Trading securities (a)                   25.0      0.2   1.00         23.0      0.2   1.34
Other short-term investments            244.1      6.3   3.44        180.7      1.6   1.18
                                    ---------- -------- -------   --------- -------- ------
Total interest earning assets      $ 37,655.5 $1,619.1   5.75 %  $32,505.2 $1,235.3   5.08 %
                                    ========== ======= =======   ========== ======= =======

Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $  9,918.7 $  127.5   1.72 %  $ 9,966.6 $   51.1   0.68 %
    Bank issued time deposits         4,192.6     95.0   3.03      3,314.4     59.9   2.41
                                    ---------- -------- ------   ---------- -------- ------
  Total bank issued deposits         14,111.3    222.5   2.11     13,281.0    111.0   1.12
  Wholesale deposits                  6,720.4    149.2   2.97      5,785.8     76.5   1.77
                                    ---------- -------- ------   ---------- -------- ------
Total interest bearing deposits      20,831.7    371.7   2.39     19,066.8    187.5   1.31

Short-term borrowings                 3,048.0     78.3   3.43      3,058.3     44.4   1.94
Long-term borrowings                  7,942.5    234.2   3.94      4,952.2    135.6   3.66
                                    ---------- -------- ------   ---------- -------- ------
Total interest
  bearing liabilities              $ 31,822.2 $  684.2   2.87 %  $27,077.3 $  367.5   1.81 %
                                    ========== ======= =======   ========== ======== ======
Net interest margin (FTE)
  as a percent of average
  earning assets                              $  934.9   3.32 %            $  867.8   3.57 %
                                               ======= =======              ======== ======
Net interest spread (FTE)                                2.88 %                       3.27 %
                                                       =======                       ======

  (a) Fully taxable equivalent basis (FTE), assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin, as a percent of average earning assets on a fully taxable equivalent basis ("FTE"), decreased 15 basis points from 3.42% in the third quarter of 2004 to 3.27% in the third quarter of 2005. For the nine months ended September 30, 2005, the net interest margin was 3.32% compared to 3.57% for the nine months ended September 30, 2004, a decrease of 25 basis points. The decrease in net interest margin in 2005 was offset, in part, by the increase in noninterest bearing deposits as previously discussed. When comparing the net interest margin percentage for the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004, the Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante's acquisitions lowered the net interest margin by approximately 11 basis points in the third quarter of 2005 and 9 basis points in the third quarter of 2004. On a year to date basis, the additional interest expense associated with the debt issued to finance Metavante's acquisitions lowered the net interest margin by approximately 12 basis points for the nine months ended September 30, 2005 compared to 3 basis points for the nine months ended September 30, 2004. Unlike a bank acquisition or loan growth, where the primary source of revenue is interest income, the revenue impact of Metavante's acquisitions is recorded in Other income and is not a component of the net interest margin statistic. Compared to the second quarter of 2005, the net interest margin decreased 6 basis points from 3.33% in the second quarter of 2005 to 3.27% in the third quarter of 2005. Approximately 3 basis points was due to accelerated amortization of premiums paid on wholesale home equity loans due to increased prepayment activity as previously discussed. These loans predominately had prepayment penalties associated with them which are reported in Other income and offset the negative impact on the net interest margin. Approximately 2 basis points of the decline was due to the difference in the number of days in the comparative quarters.

Should current trends continue, management expects a continued slight downward pressure on the net interest margin as a percent of average earning assets. While management expects prepayment activity on wholesale home equity loans to revert to normal levels, continued increased prepayments would also continue to result in slight downward pressure on the net interest margin as a percent of average earning assets but will have a negligible effect on net income due to prepayment penalties. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.

           PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
           ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of September 30, 2005, and the prior four quarters:

                          Nonperforming Assets
                          --------------------
                                ($000's)

                                                        2005                          2004
                                        ----------------------------------- -----------------------
                                           Third       Second      First       Fourth      Third
                                          Quarter     Quarter     Quarter     Quarter     Quarter
                                        ----------- ----------- ----------- ----------- -----------
Nonaccrual                              $  141,408  $  126,920  $  124,416  $  127,722  $  139,154

Renegotiated                                   148         176         220         236         244

Past due 90 days or more                     5,743       4,514       5,314       4,405       3,148
                                         ----------  ----------  ----------  ----------  ----------
Total nonperforming loans and leases       147,299     131,610     129,950     132,363     142,546

Other real estate owned                      8,774       9,124       6,770       8,056       7,098
                                         ----------  ----------  ----------  ----------  ----------
Total nonperforming assets              $  156,073  $  140,734  $  136,720  $  140,419  $  149,644
                                         ==========  ==========  ==========  ==========  ==========
Allowance for loan and lease losses     $  362,257  $  360,138  $  358,280  $  358,110  $  358,072
                                         ==========  ==========  ==========  ==========  ==========

                        Consolidated Statistics
                        -----------------------

                                                        2005                          2004
                                        ----------------------------------- -----------------------
                                           Third       Second      First       Fourth      Third
                                          Quarter     Quarter     Quarter     Quarter     Quarter
                                        ----------- ----------- ----------- ----------- -----------
Net charge-offs to average
  loans and leases annualized                 0.10 %      0.15 %      0.11 %      0.18 %      0.10 %
Total nonperforming loans and leases
  to total loans and leases                   0.44        0.41        0.42        0.45        0.51
Total nonperforming assets to total loans
  and leases and other real estate owned      0.47        0.44        0.45        0.48        0.53
Allowance for loan and lease losses
  to total loans and leases                   1.09        1.12        1.17        1.21        1.27
Allowance for loan and lease losses
  to total nonperforming loans and leases      246         274         276         271         251

                  Nonaccrual Loans and Leases By Type
                  -----------------------------------
                                ($000's)

                                                        2005                          2004
                                        ----------------------------------- -----------------------
                                           Third       Second      First       Fourth      Third
                                          Quarter     Quarter     Quarter     Quarter     Quarter
                                        ----------- ----------- ----------- ----------- -----------
Commercial
  Commercial, financial
    and agricultural                    $   47,644  $   35,777  $   37,587  $   41,047  $   49,714
  Lease financing receivables                3,012       3,990       4,882       4,463       5,476
                                         ----------  ----------  ----------  ----------  ----------
Total commercial                            50,656      39,767      42,469      45,510      55,190

Real estate
  Construction and land development          3,057       1,500         785         578         207
  Commercial mortgage                       30,351      37,107      28,115      31,852      33,817
  Residential mortgage                      56,488      47,797      52,056      49,206      48,715
                                         ----------  ----------  ----------  ----------  ----------
Total real estate                           89,896      86,404      80,956      81,636      82,739

Personal                                       856         749         991         576       1,225
                                         ----------  ----------  ----------  ----------  ----------
Total nonaccrual loans and leases       $  141,408  $  126,920  $  124,416  $  127,722  $  139,154
                                         ==========  ==========  ==========  ==========  ==========

         Reconciliation of Allowance for Loan and Lease Losses
         -----------------------------------------------------
                                ($000's)

                                                        2005                          2004
                                        ----------------------------------- -----------------------
                                           Third       Second      First       Fourth      Third
                                          Quarter     Quarter     Quarter     Quarter     Quarter
                                        ----------- ----------- ----------- ----------- -----------
Beginning balance                       $  360,138  $  358,280  $  358,110  $  358,072  $  357,898

Provision for loan and lease losses          9,949      13,725       8,126      12,837       6,872

Allowance of banks and loans acquired           --          --          --          --          --

Loans and leases charged-off
  Commercial                                 2,256       3,767       6,036       5,453       4,403
  Real estate                                6,576       8,190       3,339       4,342       3,047
  Personal                                   3,186       3,765       3,416       3,345       3,207
  Leases                                       337         380         246       6,178         252
                                         ----------  ----------  ----------  ----------  ----------
Total charge-offs                           12,355      16,102      13,037      19,318      10,909

Recoveries on loans and leases
  Commercial                                 2,634       2,264       2,604       5,100       2,366
  Real estate                                  575         413       1,380         387         611
  Personal                                     787         782         719         765         900
  Leases                                       529         776         378         267         334
                                         ----------  ----------  ----------  ----------  ----------
Total recoveries                             4,525       4,235       5,081       6,519       4,211
                                         ----------  ----------  ----------  ----------  ----------
Net loans and leases charge-offs             7,830      11,867       7,956      12,799       6,698
                                         ----------  ----------  ----------  ----------  ----------
Ending balance                          $  362,257  $  360,138  $  358,280  $  358,110  $  358,072
                                         ==========  ==========  ==========  ==========  ==========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned ("OREO").

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $8.8 million at September 30, 2005, compared to $9.1 million at June 30, 2005 and $6.8 million at March 31, 2005.

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

At September 30, 2005, nonperforming loans and leases amounted to $147.3 million or 0.44% of consolidated loans and leases compared to $131.6 million or 0.41% of consolidated loans and leases at June 30, 2005, and $130.0 million or 0.42% of consolidated loans and leases at March 31, 2005. At September 30, 2005 nonperforming loans and leases increased $15.7 million or 11.9% compared to nonperforming loans and leases at June 30, 2005. Despite the increase, the ratio of nonperforming loans and leases to consolidated loans and leases since December 31, 2004 and at each quarter end throughout 2005 has remained in a fairly narrow range and continues to be below management's expectations. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases. Since June 30, 2005, almost all loan types experienced an increase in nonaccrual balances except for nonaccrual commercial real estate loans and nonaccrual lease financing receivables. The decline in nonaccrual commercial real estate loans was primarily due to charge-offs.

Net charge-offs amounted to $7.8 million or 0.10% of average loans and leases in the third quarter of 2005 compared to $11.9 million or 0.15% of average loans and leases in the second quarter of 2005 and $8.0 million or 0.11% of average loans and leases in the first quarter of 2005. The lower level of net charge-offs experienced throughout 2004 and the first nine months of 2005 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. Recoveries in the third quarter of 2005 were relatively unchanged compared to the second quarter of 2005 but were $0.6 million lower than recoveries in the first quarter of 2005 and $2.0 million lower than recoveries in the fourth quarter of 2004. The ratio of recoveries to charge-offs was 36.6% in the third quarter of 2005 which was above the Corporation's five year historical average ratio of recoveries to charge-offs of 26.9%. For the nine months ended September 30, 2005, the ratio of recoveries to charge-offs was 33.4%.

Management continues to expect the longer term level of nonperforming loans and leases to be in the range of 50-60 basis points of total loans and leases and expects net charge-offs to trend to historical levels. While it is unclear when this will occur, management does not believe that current net charge-off levels are sustainable indefinitely.

The provisions for loan and lease losses amounted to $9.9 million for the three months ended September 30, 2005 compared to $13.7 million for the three months ended June 30, 2005 and $6.9 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the provision for loan and lease losses amounted to $31.8 million compared to $25.1 million for the nine months ended September 30, 2004. The allowance for loan and lease losses as a percent of consolidated loans and leases outstanding was 1.09% at September 30, 2005, 1.12% at June 30, 2005 and 1.27% at September 30, 2004.

                                OTHER INCOME
                                ------------
Other income or noninterest sources of revenue represented approximately 58.3% and 56.7% of the Corporation's total sources of revenues for the three months ended September 30, 2005 and 2004, respectively. Total other income in the third quarter of 2005 amounted to $438.7 million compared to $367.9 million in the same period last year, an increase of $70.8 million or 19.2%. For the nine months ended September 30, 2005, other income represented approximately 58.7% of the Corporation's total sources of revenues and amounted to $1,290.8 million. By comparison, for the nine months ended September 30, 2004, other income represented approximately 54.5% of the Corporation's total sources of revenues and amounted to $1,011.3 million. For the nine months ended September 30, 2005 other income increased $279.5 million or 27.6% compared to the nine months ended September 30, 2004.

The increase in other income in the third quarter and first nine months of 2005 compared to the same periods in 2004 was primarily due to growth in data processing services revenue. Other income for the three and nine months ended September 30, 2005 includes certain investment securities gains as previously discussed.

Data processing services revenue amounted to $285.0 million in the third quarter of 2005 compared to $239.0 million in the third quarter of 2004, an increase of $46.0 million or 19.3%. For the nine months ended September 30, 2005, data processing services revenue amounted to $829.0 million compared to $622.4 million in the nine months ended September 30, 2004, an increase of $206.6 million or 33.2%. Revenue growth continued throughout the segment driven by revenue associated with acquisitions and higher transaction volumes in core processing activity and payment processing. Revenue associated with Metavante's acquisitions completed in 2005 and 2004 net of revenue lost from the 2004 divestitures contributed a significant portion of the revenue growth in the three and nine months ended September 30, 2005, over the comparable three and nine months ended September 30, 2004, respectively. The acquisition related revenue growth includes cross sales of acquired products to clients across the entire segment. Total buyout revenue, which varies from period to period, decreased $0.4 million in the current quarter compared to the third quarter of last year and was $2.6 million higher in the first nine months of 2005 compared to the first nine months of 2004.

Trust services revenue amounted to $41.9 million in the third quarter of 2005 compared to $37.5 million in the third quarter of 2004, an increase of $4.4 million or 11.7%. For the nine months ended September 30, 2005, trust services revenue amounted to $123.4 million compared to $111.7 million for the nine months ended September 30, 2004, an increase of $11.7 million or 10.5%. The increase in revenue was due to sales efforts that continue to emphasize cross-selling and integrated delivery. Assets under management were approximately $18.7 billion at September 30, 2005, compared to $18.3 billion at December 31, 2004, and $17.4 billion at September 30, 2004.

Service charges on deposits amounted to $23.8 million in the third quarter of 2005 compared to $25.0 million in the third quarter of 2004, a decrease of $1.2 million. For the nine months ended September 30, 2005, service charges on deposits amounted to $71.3 million compared to $75.6 million for the nine months ended September 30, 2004, a decrease of $4.3 million. A portion of this source of fee income is sensitive to changes in interest rates. In a rising interest rate environment, customers that pay for services receive a higher earnings credit for maintaining balances which results in lower fee income. Service charges on deposits associated with commercial demand deposits accounted for the majority of the decline in this revenue in both the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

Total mortgage banking revenue was $14.7 million in the third quarter of 2005 compared with $8.9 million in the third quarter of 2004, an increase of $5.8 million. Total mortgage banking revenue was $33.1 million in the first nine months of 2005 compared with $27.5 million in the first nine months of 2004, an increase of $5.6 million. For the three months ended September 30, 2005 and 2004, the Corporation sold $0.8 billion and $0.3 billion of residential mortgage and home equity loans to the secondary market, respectively. For the nine months ended September 30, 2005 and 2004, the Corporation sold $1.7 billion and $1.2 billion of residential mortgage and home equity loans to the secondary market, respectively. As previously discussed, the proportion of home equity loans sold at origination has significantly increased from 2004 to 2005 in response to the increased demand for home equity products with higher loan-to-value characteristics. Retained interests in the form of mortgage servicing rights on residential mortgage loans sold amounted to $0.8 million for the nine months ended September 30, 2005 and $1.1 million for the nine months ended September 30, 2004.

Net investment securities gains amounted to $7.4 million and $42.6 million for the three and nine months ended September 30, 2005, respectively. As previously discussed, during the third quarter an equity investment the Corporation had in a company was liquidated in a cash tender offer resulting in a gain of $6.6 million. During the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with its investment in an independent private equity and venture capital partnership. The gross gain amounted to $29.0 million. During the first quarter of 2005, the Corporation's banking segment's investment in certain membership interests of PULSE was liquidated by PULSE. The cash received resulted in a gain of $5.3 million. An additional $0.3 million was received in the second quarter of 2005. Net investment securities activities for the three and nine months ended September 30, 2004 were not significant.

Other income in the third quarter of 2005 amounted to $48.5 million compared to $40.0 million in the third quarter of 2004, an increase of $8.5 million or 21.3%. For the nine months ended September 30, 2005, other income amounted to $138.4 million compared to $120.9 million for the nine months ended September 30, 2004, an increase of $17.5 million or 14.5%. The primary contributors to the increase in other income in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 were higher auto securitization related income, as previously discussed, and increases in card related fees and loan related fees. The increase in loan related fees includes prepayment penalties on wholesale home equity loans as previously discussed. Other income for the three and nine months ended September 30, 2005 includes gains from the sale of certain trust custody businesses that amounted to $0.8 million and $1.0 million, respectively. In addition, other income for the nine months ended September 30, 2005 includes a gain of $0.9 million from a branch divestiture and a gain of $0.8 million from the required sale of a facility.

                              OTHER EXPENSE
                              -------------
Total other expense for the three months ended September 30, 2005 amounted to $463.8 million compared to $408.1 million for the three months ended September 30, 2004, an increase of $55.7 million or 13.6%. For the nine months ended September 30, 2005, total other expense amounted to $1,352.8 million compared to $1,145.1 million for the nine months ended September 30, 2004, an increase of $207.7 million or 18.1%.

Total other expense for the three and nine months ended September 30, 2005 included the operating expenses associated with Metavante's acquisitions of Kirchman in May 2004, Advanced Financial Solutions, Inc. and its affiliated companies in July 2004, NYCE in July 2004, Response Data Corp. in September 2004, NuEdge Systems LLC in October 2004, VECTORsgi Holdings, Inc. in November 2004, Prime Associates, Inc. on February 9, 2005, Med-i-Bank, Inc. on July 22, 2005, TREEV on August 8, 2005 and GHR Systems, Inc. on August 11, 2005. Total other expense for the three and nine months ended September 30, 2005 excluded the operating expenses associated with the 401k Retirement Plan Services operations and the direct customer base of Paytrust.com that were sold in the fourth quarter of 2004.

Metavante's acquisitions and divestitures had a significant impact on the period-to-period comparability of operating expenses in 2005 compared to 2004. Approximately $20.2 million of the operating expense growth in the third quarter of 2005 compared to the third quarter of 2004 was attributable to the acquisitions and divestitures. Approximately $139.9 million of the operating expense growth in the first nine months of 2005 compared to the first nine months of 2004 was attributable to the acquisitions and divestitures. The operating expenses of the acquired and divested entities have been included in or excluded from the Corporation's consolidated operating expenses from the dates the transactions were completed.

Other expense for the three months ended September 30, 2004 included a charge to earnings of $2.0 million because the Corporation prepaid $300 million of floating rate debt and terminated a related interest rate swap designated as a cash flow hedge. Other expense for the nine months ended September 30, 2004 included a product impairment charge by Metavante that amounted to $5.5 million in the second quarter of 2004. In addition, other expense for the nine months ended September 30, 2004 included a charge to earnings of $4.9 million because the Corporation prepaid and retired $55.0 million of higher cost fixed rate debt during the first quarter of 2004.

The Corporation estimates that its expense growth in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 2004, excluding the effects of the acquisitions and divestitures, the debt prepayment and the impairment charge, was approximately $37.4 million or 9.7% and $80.2 million or 7.5%, respectively.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 2005, and prior four quarters were:

                            Efficiency Ratios
                            -----------------

                                                  Three Months Ended
                         ---------------------------------------------------------------------
                         September 30,    June 30,     March 31,   December 31,  September 30,
                             2005          2005          2005          2004          2004
                         ------------- ------------- ------------- ------------- -------------
Consolidated Corporation      61.6 %        59.9 %        62.0 %        61.6 %        62.2 %

Consolidated Corporation
     Excluding Metavante      48.7 %        47.7 %        48.8 %        47.0 %        49.0 %

Salaries and employee benefits expense amounted to $271.3 million in the third quarter of 2005 compared to $231.5 million in the third quarter of 2004, an increase of $39.8 million or 17.2%. For the nine months ended September 30, 2005, salaries and employee benefits expense amounted to $772.2 million compared to $647.3 million for the nine months ended September 30, 2004, an increase of $124.9 million or 19.3%. Salaries and employee benefit expense for the three and nine months ended September 30, 2004 included certain expense adjustments associated with health and welfare benefits that included the benefit for the retroactive recognition of the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Salaries and benefits associated with acquisitions and divestitures previously discussed accounted for approximately $12.9 million and $70.2 million of the increase in salaries and employee benefits expense in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004, respectively. Other contributors included increased expense for product development and increased expense associated with professional services revenue at Metavante, increased expense for expanded lending activities by the banking segment and increased expense associated with long-term incentive plans. Long-term incentive plans include plans that are tied to consolidated performance and the Corporation's common stock price, and business-line performance incentives, which increased due to significant business success. From September 30, 2004 to September 30, 2005, the Corporation's common stock price increased 8.0%.

For the third quarter of 2005, occupancy and equipment expense amounted to $54.6 million compared to $50.8 million in the third quarter of 2004, an increase of $3.8 million or 7.6%. For the nine months ended September 30, 2005, occupancy and equipment expense amounted to $158.8 million compared to $142.6 million for the nine months ended September 30, 2004, an increase of $16.2 million or 11.4%. The acquisitions and divestitures accounted for approximately all of the increase in occupancy and equipment expense in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, respectively.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $68.0 million in the third quarter of 2005 compared to $59.0 million in the third quarter of 2004, an increase of $9.0 million or 15.2%. For the nine months ended September 30, 2005, software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $196.3 million compared to $172.9 million, for the nine months ended September 30, 2004, an increase of $23.4 million or 13.5%. Metavante's expense growth accounted for $7.7 million of the increase in expense for these items in the third quarter of 2005 compared to the third quarter of 2004. The acquisitions and divestitures accounted for approximately $5.3 million of Metavante's increase in these expense items. The acquisitions and divestitures accounted for $20.0 million of the increase in these expense items in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Amortization of intangibles amounted to $6.1 million in the third quarter of 2005 compared to $8.3 million in the third quarter of 2004, a decrease of $2.2 million. For the nine months ended September 30, 2005, amortization of intangibles amounted to $22.3 million compared to $19.2 million for the nine months ended September 30, 2004, an increase of $3.1 million. Amortization associated with mortgage servicing rights decreased amortization expense $0.3 million and $1.1 million in the third quarter of 2005 and first nine months of 2005 compared to the third quarter and first nine months of 2004, respectively. The carrying value of the Corporation's mortgage servicing rights was $3.1 million at September 30, 2005. Amortization of core deposit intangibles, which is based on a declining balance method, decreased $0.6 million and $1.7 million in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of the prior year. Intangible amortization for the three months ended September 30, 2005 includes adjustments due to the final determination of the fair value and useful lives of intangible assets acquired by Metavante. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 intangibles amortization expense in connection with Metavante's acquisitions and divestitures increased $6.4 million.

Other expense amounted to $63.8 million in the third quarter of 2005 compared to $58.6 million in the third quarter of 2004, an increase of $5.2 million or 8.9%. Higher expenses associated with credit cards and cost of card plastic sales were the primary drivers to the increase in other expense in the third quarter of 2005 compared to the third quarter of 2004. Included in other expense for the three months ended September 30, 2004 was the $2.0 million loss recognized for the termination of interest rate swaps as previously discussed. For the nine months ended September 30, 2005, other expense amounted to $203.2 million compared to $163.1 million for the nine months ended September 30, 2004, an increase of $40.1 million or 24.6%. The acquisitions and divestitures accounted for approximately $23.5 million of the increase in other expense in the first nine months of 2005 compared to the first nine months of 2004. As previously discussed, other expense for the nine months ended September 30, 2004 includes losses of $6.9 million recognized for the prepayment and termination of interest rate swaps on long-term borrowings. Higher expenses associated with credit cards and advertising contributed to the increase in other expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Other expense is affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. Net software and conversion amortization was $2.1 million in the third quarter of 2005 compared to $3.5 million in the third quarter of 2004, resulting in a decrease to other expense over the comparative quarters of $1.4 million. For the nine months ended September 30, 2005 net software and conversion amortization was $13.6 million compared to $13.3 million for the nine months ended September 30, 2004, resulting in an increase to other expense over the comparative nine months of $0.3 million. Included in net software and conversion amortization for the nine months ended September 30, 2004 is Metavante's write-off of capitalized software associated with an impaired product as previously discussed.

                                INCOME TAXES
                                ------------
The provision for income taxes for the three months ended September 30, 2005 amounted to $94.1 million or 33.8% of pre-tax income compared to $78.6 million or 33.6% of pre-tax income for the three months ended September 30, 2004. For the nine months ended September 30, 2005 the provision for income taxes amounted to $273.8 million or 33.6% of pre-tax income compared to $231.6 million or 33.8% of pre-tax income for the nine months ended September 30, 2004.

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------
Shareholders' equity was $4.5 billion or 10.1% of total consolidated assets at September 30, 2005, compared to $3.9 billion or 9.6% of total consolidated assets at December 31, 2004, and $3.6 billion or 9.2% of total consolidated assets at September 30, 2004. The increase in shareholders' equity at September 30, 2005 was primarily due to earnings net of dividends paid. In the second quarter of 2005, the Corporation's Board of Directors authorized an increase in the quarterly cash dividend paid on the Corporation's common stock, from $0.21 per share to $0.24 per share, or 14.3%. Shareholders' equity at September 30, 2005 includes the effect of certain common stock issuances in 2005. During the third quarter of 2005, the Corporation issued 4,355,947 shares of its common stock valued at $202.4 million in conjunction with Metavante's acquisitions of Med-i-Bank, Inc., TREEV and GHR Systems, Inc. During the first quarter of 2005, the Corporation issued 563,114 shares of its common stock valued at $24.0 million in conjunction with Metavante's acquisition of Prime Associates, Inc. Also during the first quarter of 2005, the Corporation issued 355,046 shares of its common stock valued at $14.4 million to fund its 2004 obligations under its retirement and employee stock ownership plans.

At September 30, 2005, the net gain in accumulated other comprehensive income amounted to $6.0 million which represented a negative change in accumulated other comprehensive income of $17.3 million since December 31, 2004. Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of $4.1 million at September 30, 2005, compared to a net gain of $31.1 million at December 31, 2004, resulting in a net loss of $27.0 million over the nine month period. Net accumulated other comprehensive income associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges was a net gain of $9.7 million over the nine month period.

The Corporation has a Stock Repurchase Program under which it may repurchase up to 12 million shares of its common stock annually. No shares were acquired under the program in the third quarter or first nine months of 2005. For the nine months ended September 30, 2004, 2.3 million shares were acquired at an aggregate cost of $88.5 million or an average price of $38.98 per common share. As a result of the use of cash for acquisitions, the Corporation does not expect that it will acquire shares of its common stock under the Stock Repurchase Program in the near term.

As described in the Prospectus Supplement dated October 17, 2005, the Corporation has entered into an equity distribution agreement whereby the Corporation may offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. However, the Corporation will not sell more than the number of shares of its common stock necessary for the aggregate gross proceeds from such sales to reach $150.0 million.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                             ($ in millions)

                                    September 30, 2005                 December 31, 2004
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,940           7.63 % $           2,520           7.42 %
 Tier 1 Capital
   Minimum Requirement                 1,541           4.00               1,358           4.00
                            --------------------------------   --------------------------------
 Excess                    $           1,399           3.63 % $           1,162           3.42 %
                            ================================   ================================

 Total Capital             $           4,554          11.82 % $           3,802          11.20 %
 Total Capital
   Minimum Requirement                 3,082           8.00               2,716           8.00
                            --------------------------------   --------------------------------
 Excess                    $           1,472           3.82 % $           1,086           3.20 %
                            ================================   ================================

 Risk-Adjusted Assets      $          38,520                  $          33,948
                            =================                  =================

                              LEVERAGE RATIOS
                              ---------------
                              ($ in millions)

                                    September 30, 2005                 December 31, 2004
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           2,940           7.01 % $           2,520           6.72 %
 Minimum Leverage
   Requirement               1,258  -  2,097   3.00 -  5.00     1,126  -  1,876   3.00 -  5.00
                            --------------------------------   --------------------------------
 Excess                    $ 1,682  -    843   4.01 -  2.01 % $ 1,394  -    644   3.72 -  1.72 %
                            ================================   ================================
 Adjusted Average
   Total Assets            $          41,934                  $          37,509
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $5.7 billion at September 30, 2005, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.7 billion at September 30, 2005, provides liquidity from maturities and amortization payments. The Corporation's loans held-for-sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $17.2 billion in the third quarter of 2005. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $6.8 billion in the third quarter of 2005.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the third quarter of 2005.

The Corporation's lead bank, M&I Marshall & Ilsley Bank (the "Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at September 30, 2005, amounted to $5.3 billion of which $1.3 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. Bank notes issued during the third quarter of 2005 amounted to $450.0 million.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a number of shelf registration statements that are intended to permit M&I to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

During the third quarter of 2005, the Corporation amended the shelf registration statement originally filed with the Securities and Exchange Commission during the second quarter of 2004 to describe the equity distribution agreement previously discussed. The shelf registration statement enables the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. Approximately $1.30 billion is available for future securities issuances.

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue up to 6.0 million shares of its common stock which may be offered and issued from time to time in connection with the acquisition by M&I, Metavante and/or other consolidated subsidiaries of businesses that the Corporation determines to be to its advantage as they become available. At September 30, 2005, 3.9 million shares of common stock were available for future issuances.

Under other shelf registration statements, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At September 30, 2005, no Series F notes had been issued. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At September 30, 2005, MiNotes issued amounted to $0.2 billion. Additionally, the Corporation has a commercial paper program. At September 30, 2005, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $3.4 billion at September 30, 2005. Long-term borrowings amounted to $8.5 billion at September 30, 2005. The scheduled maturities of long-term borrowings including estimated interest payments at September 30, 2005 are as follows: $2.4 billion is due in less than one year; $2.8 billion is due in one to three years; $2.0 billion is due in three to five years; and $3.8 billion is due in more than five years. As previously discussed, during the first quarter of 2005, the Corporation issued shares of its common stock valued at $14.4 million to fund a portion of its 2004 obligations under its retirement and employee stock ownership plans. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

                    OFF-BALANCE SHEET ARRANGEMENTS
                    ------------------------------
At September 30, 2005, there have been no substantive changes with respect to the Corporation's off-balance sheet activities as disclosed in the Corporation's 2004 Annual Report on Form 10-K. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the third quarter of 2005. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at September 30, 2005:

       In general, the Corporation's borrowing customers appear to have successfully managed their businesses through the slower economic conditions, the economy is improving and the Corporation's customer base is showing signs of increased business activity as evidenced by the loan growth in this quarter.

       At September 30, 2005, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and the airline industries. The majority of the commercial charge-offs incurred during the past two years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the previous economic slowdown. Reduced revenues causing a declining utilization of the industry's capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly.

       During the third quarter of 2005, the Corporation's commitments to Shared National Credits were approximately $2.9 billion with usage averaging around 46%. Many of the Corporation's largest charge-offs have come from the Shared National Credit portfolio. Although these factors result in an increased risk profile, as of September 30, 2005 Shared National Credit nonperforming loans amounted to $3.9 million. The Corporation's exposure to Shared National Credits is monitored closely given this lending group's loss experience.

       The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The Minnesota and Missouri markets continue to represent relatively new geographic regions for the Corporation. Each of these regions has cultural and environmental factors that are unique to them. The uncertainty regarding the inherent losses in their respective loan portfolios continue to present increased risks which have been mitigated by the implementation of the Corporation's credit underwriting and monitoring processes. At September 30, 2005, total nonperforming loans and leases as a percent of total loans and leases for the Minnesota and Missouri regions combined was higher than the consolidated total of nonperforming loans and leases as a percent of total consolidated loans and leases.

       At September 30, 2005, nonperforming loans and leases amounted to $147.3 million or 0.44% of consolidated loans and leases compared to $131.6 million or 0.41% of consolidated loans and leases at June 30, 2005, and $130.0 million or 0.42% of consolidated loans and leases at March 31, 2005. At September 30, 2005 nonperforming loans and leases increased $15.7 million or 11.9% compared to nonperforming loans and leases at June 30, 2005. Despite the increase, the ratio of nonperforming loans and leases to consolidated loans and leases since December 31, 2004 and at each quarter end throughout 2005 has remained in a fairly narrow range and continues to be below management's expectations. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases. Since June 30, 2005, almost all loan types experienced an increase in nonaccrual balances except for nonaccrual commercial real estate loans and nonaccrual lease financing receivables. The decline in nonaccrual commercial real estate loans was primarily due to charge-offs.

       Net charge-offs amounted to $7.8 million or 0.10% of average loans and leases in the third quarter of 2005 compared to $11.9 million or 0.15% of average loans and leases in the second quarter of 2005 and $8.0 million or 0.11% of average loans and leases in the first quarter of 2005. The lower level of net charge-offs experienced throughout 2004 and the first nine months of 2005 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. Recoveries in the third quarter of 2005 were relatively unchanged compared to the second quarter of 2005 but were $0.6 million lower than recoveries in the first quarter of 2005 and $2.0 million lower than recoveries in the fourth quarter of 2004. The ratio of recoveries to charge-offs was 36.6% in the third quarter of 2005 which was above the Corporation's five year historical average ratio of recoveries to charge-offs of 26.9%. For the nine months ended September 30, 2005, the ratio of recoveries to charge-offs was 33.4%.

       Management continues to expect the longer term level of nonperforming loans and leases to be in the range of 50-60 basis points of total loans and leases and expects net charge-offs to trend to historical levels. While it is unclear when this will occur, management does not believe that current net charge-off levels are sustainable indefinitely.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $362.3 million or 1.09% of loans and leases outstanding at September 30, 2005. The allowance for loan and lease losses was $358.1 million or 1.21% of loans and leases outstanding at December 31, 2004 and $358.1 million or 1.27% of loans and leases outstanding at September 30, 2004. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $9.9 million and $31.8 million for the three and nine months ended September 30, 2005, respectively. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

                 Capitalized Software and Conversion Costs
                 -----------------------------------------
Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended September 30, 2005 and 2004, the amount of software costs capitalized amounted to $10.7 million and $10.3 million, respectively. Amortization expense of software costs amounted to $13.1 million for the three months ended September 30, 2005 compared to $13.4 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, the amount of software costs capitalized amounted to $29.6 million and $30.7 million, respectively. Amortization expense of software costs amounted to $43.3 million for the nine months ended September 30, 2005 compared to $41.5 million for the nine months ended September 30, 2004.

Based on a strategic product review performed during the second quarter of 2004, Metavante determined that a certain product had limited growth potential and that future marketing of the product should be discontinued. As a result of the strategic product review and net realizable value test on this product, Metavante determined that the capitalized software associated with the product was impaired and recorded a write-down. Amortization expense for the nine months ended September 30, 2004, includes $4.9 million for the write-down of the capitalized software costs associated with the impaired product.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended September 30, 2005 and 2004, the amount of conversion costs capitalized amounted to $2.7 million and $2.8 million, respectively. Amortization expense of conversion costs amounted to $2.4 million and $3.2 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the amount of conversion costs capitalized amounted to $8.2 million and $7.2 million, respectively. Amortization expense of conversion costs amounted to $8.1 million and $9.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Net unamortized costs were ($ in millions):

                                        September 30,
                                --------------------------
                                     2005          2004
                                ------------  ------------
       Software                 $     153.2   $     160.8

       Conversions                     28.0          28.2
                                 -----------   -----------
       Total                    $     181.2   $     189.0
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

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $1,013.2 million at September 30, 2005. At September 30, 2005 the carrying amount of retained interests amounted to $33.1 million.

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

At September 30, 2005, highly rated investment securities in the amount of $288.6 million were outstanding in the QSPE to support the outstanding commercial paper.

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

                        FORWARD-LOOKING STATEMENTS
                        --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as "expects", "anticipates" or "believes". Such statements are subject to important factors that could cause the Corporation's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in Item 1, Business, of the Corporation's Annual Report on Form 10-K for the period ended December 31, 2004 under the heading "Forward-Looking Statements," as updated below, and as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of the Corporation's computer systems or otherwise, could severely harm the Corporation's business.

As part of the Corporation's financial and data processing products and services, the Corporation collects, processes and retains sensitive and confidential client and customer information on behalf of itself and other third parties, such as Metavante's customers. Despite the security measures the Corporation has in place, its facilities and systems, and those of its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information (whether by the Corporation or by its vendors) could severely damage the reputation of the Corporation, expose the Corporation to the risks of litigation and liability, disrupt its operations and harm its business.


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

                                               Impact to Annual Pretax Income as of
                             ----------------------------------------------------------------------
                              September 30,    June 30,    March 31,    December 31,  September 30,
                                   2005          2005         2005          2004          2004
                             ----------------------------------------------------------------------
Hypothetical Change in Interest Rate
------------------------------------
100 basis point gradual:
  Rise in rates                    (0.1)%         0.3 %       (0.2)%        (0.1)%         0.4 %

  Decline in rates                  0.0 %        (0.6)%        0.3 %         0.2 %        (0.4)%

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of September 30, 2005, the fair value of equity at risk for a gradual 100bp shift in rates was no more than 2.0% of the market value of the Corporation.

                              Equity Risk
                              -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. Exposure to the change in equity values for the companies that are held in their portfolio exists. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At September 30, 2005, the carrying value of total active capital markets investments amounted to approximately $32.0 million.

As of September 30, 2005, M&I Trust Services administered $79.7 billion in assets and directly managed a portfolio of $18.7 billion. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


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

                        PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of Marshall & Ilsley
Corporation stock for the specified period:

                                                 Total Number of    Maximum Number
                                                Shares Purchased    of Shares that
                                                    as Part of        May Yet Be
                     Total Number    Average       of Publicly     Purchased Under
                      of Shares    Price Paid    Announced Plans      the Plans
      Period         Purchased(1)   per Share      or Programs       or Programs
 -----------------  -------------  ----------- ------------------ -----------------
   January 1 to
 January 31, 2005         18,100    $  43.35                --          12,000,000

   February 1 to
 February 28, 2005        13,523    $  37.77                --          12,000,000

    March 1 to
  March 31, 2005           1,000    $  30.32                --          12,000,000

    April 1 to
  April 30, 2005           6,048    $  41.97                --          12,000,000

     May 1 to
   May 31, 2005            1,108    $  41.89                --          12,000,000

    June 1 to
  June 30, 2005            4,888    $  43.51                --          12,000,000

    July 1 to
  July 31, 2005            8,554    $  45.41                --          12,000,000

   August 1 to
 August 31, 2005           5,442    $  44.77                --          12,000,000

  September 1 to
September 30, 2005         1,977    $  45.82                --          12,000,000
                     ------------   ---------   ---------------
      Total               67,505    $  42.61                --
                     ============   =========   ===============

 (1) Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

The Corporation's Share Repurchase Program was publicly reconfirmed in April 2004 and again in April 2005. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.


ITEM 6.     EXHIBITS

       Exhibit 11  -  Statement Regarding Computation of Earnings
                      Per Share, Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in
                      Item 1 - Financial Statements (unaudited) of
                      Part I - Financial Information herein.

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


                                  MARSHALL & ILSLEY CORPORATION
                                  (Registrant)


                                  /s/  Patricia R. Justiliano
                                  __________________________________

                                  Patricia R. Justiliano
                                  Senior Vice President and
                                    Corporate Controller
                                  (Chief Accounting Officer)


                                  /s/  James E. Sandy
                                  __________________________________

                                  James E. Sandy
                                  Vice President




November 9, 2005

                               EXHIBIT INDEX
                               -------------

     Exhibit Number                Description of Exhibit
     ______________     ____________________________________________

         (11) Statement Regarding Computation of Earnings Per Share, Incorporated by Reference to
                       NOTE 4 of Notes to Financial Statements
                       contained in Item 1 - Financial Statements
                       (unaudited) of Part I - Financial Information herein.

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