Form 10-K
period 2005-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2006-03-02
CIK 62741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15403

MARSHALL & ILSLEY CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0968604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 North Water Street
Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 765-7801

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock - $1.00 par value 6.50% Common SPACESSM	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2005 was approximately $10,002,456,000. The number of shares of common stock outstanding as of January 31, 2006 was 235,817,814.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 25, 2006.

MARSHALL & ILSLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

PART I

ITEM 1. BUSINESS

General

Marshall & Ilsley Corporation (“M&I” or the “Corporation”), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is certified as a financial holding company under the Gramm-Leach-Bliley Act. As of December 31, 2005, M&I had consolidated total assets of approximately $46.2 billion and consolidated total deposits of approximately $27.7 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 1, 2006, included Metavante Corporation (“Metavante”), five bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, auditing, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

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

Banking Operations

M&I’s bank subsidiaries provide a full range of banking services to individuals, businesses and governments throughout Wisconsin, and in the Phoenix and Tucson, Arizona metropolitan areas, the Minneapolis/St. Paul, Minnesota and the St. Louis, Missouri metropolitan areas, Las Vegas, Nevada, Naples and Bonita Springs, Florida and Belleville, Illinois. These subsidiaries offer retail, institutional, business, international and correspondent banking and investment services through the operation of 195 banking offices in Wisconsin, 42 offices in Arizona, 14 offices in Minnesota, seven offices in Missouri, two offices in Florida, one office in Nevada and one office in Illinois, as well as on the Internet. M&I’s bank subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank (“M&I Bank”) is M&I’s largest bank subsidiary, with consolidated assets as of December 31, 2005 of approximately $38.9 billion.

Through its bank and nonbank subsidiaries, M&I offers a variety of loan products to retail customers, including credit cards, lines of credit, automobile loans and leases, student loans, home equity loans, personal loans, residential mortgage loans and mortgage refinancing. M&I also offers a variety of loan and leasing products to business, commercial and institutional customers, including business loans, lines of credit, standby letters of credit, credit cards, government-sponsored loans, commercial real estate financing, construction financing, commercial mortgage loans and equipment and machinery leases. In addition, through its Home Lending Solutions division, M&I Bank FSB originates residential mortgage loans and lines of credit as part of its wholesale lending program. M&I Business Credit, Inc. provides working capital loans to commercial borrowers secured by accounts receivable, inventory and other marketable assets. M&I Dealer Finance, Inc. provides retail vehicle lease and installment sale financing. M&I Support Services Corp. provides bank operation support for loan and deposit account processing and maintenance, item processing and other banking services.

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

M&I’s securitization activities are generally limited to basic term or revolving securitization facilities associated with indirect automobile loans. A discussion of M&I’s securitization activities is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 8 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Data Services–Metavante Operations

Metavante delivers banking and payment technologies to financial services firms and businesses. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer health care payments, and electronic presentment and payment. Metavante organizes its business in two groups: Financial Solutions and Payment Solutions.

The Financial Solutions Group includes banking and trust solutions, offering integrated products and services for financial services providers that are centered on customer and account management, specializing in deposit, loan and investment accounts. Two core processing products offer financial institution clients flexibility in choosing either a licensed or an outsourced solution. Metavante delivers a complete, integrated customer relationship management solution that offers analytical and decision support capabilities, channel integration, sales and service automation, and consulting services. Metavante electronic banking solutions provide end-users with consolidated access to their financial relationships through Internet and mobile banking, as well as personal financial management software and telephone banking. Metavante corporate electronic banking solutions provide a comprehensive set of Internet banking, multi-bank services, and collection and disbursement services that address the needs of corporate and middle-market customers. Metavante investment technology services offers a set of Internet-enabled products and services that address asset and liability aggregation, trust and investment account management, and client and regulatory reporting. Through its image solutions division, Metavante provides comprehensive image-based check and document processing and distributed image-capture solutions, including image-based payment processing, a national check image exchange and settlement network, and browser-based document and report management software. Metavante lending solutions provide loan originating, processing and closing software systems for the residential mortgage, consumer and small business lending industries. Metavante also offers risk and compliance software, data, and services that address the regulatory and compliance mandate of financial institutions.

Through its Payment Solutions Group Metavante provides a complete suite of payment solutions including electronic bill presentment and payment; electronic check presentment and exchange; electronic funds transfer; signature and PIN-debit services; debit-, prepaid- and credit-card account processing; flexible-spending account, health-savings account and health-reimbursement arrangement (FSA/HSA/HRA) medical payment cards; card personalization; balance transfer; automated clearing house (ACH); automated teller machine (ATM) driving; merchant and gateway processing; and transportation payment services. Metavante owns and operates the NYCE Network. The NYCE Network provides financial institutions, retailers and independent ATM deployers with shared network services for ATMs, point-of-sale, account-to-account transfers and direct bill payment for millions of consumers across the United States and Canada. Beyond its core service of providing the convenience of personal identification number (PIN) debit account access at ATMs and retailer point-of-sale terminals, NYCE provides ATM driving and fully automated monitoring services, gateway services, on and off-line signature debit card processing, and card authorization solutions. Through its healthcare payments division, Metavante offers a consumer-directed health benefits payment platform and a market-leading employee benefits card to electronically access FSAs, HRAs, HSAs, transit/parking accounts and dependent care accounts. Metavante provides medical identification cards, combination eligibility/payment cards, and the ability to access multiple benefits accounts from a single card. Metavante also provides a comprehensive FSA/HSA/HRA platform that provides all the technology a financial institution, health insurance company, third-party administrator, or commercial business needs to offer these accounts. Services include account processing, trustee services, checks and debit cards, online and phone access to account information, investment options, regulatory reporting and related data translation and movement between payers, providers and consumers.

Metavante’s revenue consists of fees related to information and transaction processing services, software licensing and maintenance, conversion services and other professional services. Maintenance fees include ongoing client support and product updates. Metavante also receives buyout fees related to client termination prior to the end of the contract term. The buyout fee is contractual and based on the estimated remaining contract value. Buyout fees can vary significantly from quarter to quarter and year to year.

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

Trust Services. Marshall & Ilsley Trust Company N.A. (“M&I Trust”) provides trust and employee benefit plan services to customers throughout the United States with offices in Wisconsin, Arizona, Minnesota, Florida, Nevada, Missouri and Indiana. M&I Investment Management Corp. offers a full range of asset management services to M&I Trust, the Marshall Funds and other individual, business and institutional customers.

Residential Mortgage Banking. M&I Mortgage Corp., a subsidiary of M&I Bank FSB, sells and services residential mortgage loans. M&I Mortgage Reinsurance Corporation, a subsidiary of M&I Bank, acts as a reinsurer of private mortgage insurance written in connection with residential mortgage loans originated in the M&I system.

Capital Markets. M&I Capital Markets Group L.L.C., M&I Capital Markets Group II, L.L.C. and M&I Ventures L.L.C. provide venture capital, financial advisory and strategic planning services to customers, including assistance in connection with the private placement of securities, raising funds for expansion, leveraged buy-outs, divestitures, mergers and acquisitions and small business investment company transactions.

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

Commercial Leasing. M&I Equipment Finance Company, a subsidiary of M&I Bank, leases a variety of equipment and machinery to large and small businesses.

Commercial Mortgage Banking. The Richter-Schroeder Company, Inc. originates and services long-term commercial real estate loans for institutional investors.

Other. M&I Community Development Corporation makes investments designed primarily to promote the public welfare in markets and communities served by affiliates and subsidiaries of M&I.

More information on M&I’s business segments is contained in Note 22 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Risk Management

Managing risk is an essential component of successfully operating a financial services company. M&I has an enterprise-wide approach to risk governance, measurement, management and reporting risks inherent in its businesses. Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures and portfolio management. M&I’s internal audit department also evaluates risk management activities. These activities include performing internal audits and reporting the results to management and the Audit and Risk Management Committees, as appropriate.

M&I has established a number of management committees responsible for assessing and evaluating risks associated with the Company’s businesses including the Credit Policy Committee, Asset Liability Committee (ALCO) and the Corporate Risk Management Committee. In 2005, M&I established a Risk Management Committee of the Board of Directors for oversight and governance of its risk management function. The Board’s Risk Management Committee consists of three non-management directors and has the responsibility of overseeing management’s actions with respect to credit, market, liquidity, fiduciary, operational, compliance, legal and reputation risks as well as M&I’s overall risk profile. The Chief Risk Officer is responsible for reporting to this committee.

Operational Risk Management

Operational risk is the risk of loss from human errors, failed or inadequate processes or systems and external events. This risk is inherent in all businesses. Resulting losses could take the form of explicit charges, increased operational costs, harm to M&I’s reputation or lost opportunities.

M&I seeks to mitigate operational risk through a system of internal controls to manage this risk at appropriate levels. Primary responsibility for managing internal controls lies with the managers of M&I’s various business lines. M&I monitors and assesses the overall effectiveness of its system of internal controls on an ongoing basis. The Corporate Risk Management Committee oversees M&I’s monitoring, management and measurement of operational risk. In addition, M&I has established several other executive management committees to monitor, measure and report on specific operational risks to the Company, including, business continuity planning, customer information security and compliance. These committees report to the Risk Management Committee of the Board of Directors on a regular basis.

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

Acquisitions

On January 4, 2006, Marshall & Ilsley Trust Company N. A. completed the acquisition of the assets of FirstTrust Indiana (“FirstTrust”), a division of First Indiana Bank, N.A. The acquired assets included those related to FirstTrust’s provision of asset management, trust administration and estate planning services to high-net-worth individuals and institutional customers.

On January 3, 2006, Metavante completed the acquisition of AdminiSource Corp. (“AdminiSource”), a Carrollton, Texas provider of health care payment distribution services. The acquisition was part of Metavante’s continuing expansion of its consumer-directed health care payments business.

On December 21, 2005, M&I announced its plan to acquire Trustcorp Financial, Inc. (“Trustcorp”), the St. Louis-based parent company of Missouri State Bank & Trust, which provides banking services in Missouri. The transaction, which is subject to approval by the stockholders of Trustcorp and the receipt of requisite regulatory approvals, is expected to close in the second quarter of 2006.

On November 18, 2005, Metavante completed the acquisition of LINK2GOV Corp. (“LINK2GOV”) of Nashville, Tennessee. LINK2GOV is a provider of comprehensive, customized online phone and point-of-sale payment processing services, including credit and debit solutions, to many federal, state and local governments and financial intermediaries servicing government entities, including the Internal Revenue Service.

On November 10, 2005, M&I announced its plan to acquire Gold Banc Corporation, Inc. (“Gold Banc”), the Leawood, Kansas-based parent company of Gold Bank, which provides commercial banking services in Florida, Kansas, Missouri and Oklahoma. The transaction was approved by the Gold Banc stockholders on January 25, 2006, and is expected to be completed promptly following the receipt of the requisite regulatory approvals.

On October 6, 2005, Metavante completed the acquisition of Birmingham, Alabama-based Brasfield Corporation (“Brasfield”). Brasfield provides core banking, processing, customer service, check and document imaging and check exchange services to community banks, and strengthens Metavante’s community banking strategy.

On August 11, 2005, Metavante completed the acquisition of GHR Systems, Inc. (“GHR”) of Wayne, Pennsylvania. GHR provides loan origination technologies for the residential mortgage and consumer finance industries, offers point of sale products for any channel and comprehensive underwriting, processing and closing technologies.

On August 8, 2005, Metavante completed the acquisition of TREEV LLC (“TREEV”) of Herndon, Virginia. TREEV provides browser-based document imaging, storage and retrieval products and services for the financial-services industry in both lending and deposit environments. TREEV complements Metavante’s check-imaging products and services by providing solutions for document storage and retrieval, including electronic report storage.

On July 22, 2005, Metavante completed the acquisition of Med-i-Bank, Inc. (“MBI”) of Waltham, Massachusetts. MBI provides electronic payment processing services for employee benefit and consumer-directed healthcare accounts, such as flexible spending accounts, health reimbursement arrangements and health savings account systems.

On February 9, 2005, Metavante completed the acquisition of Clark, New Jersey–based Prime Associates, Inc., a leading international provider of software, data and services that address the regulatory and compliance mandate of financial institutions such as anti-money laundering regulations. Prime Associates provides regulatory compliance solutions for the Bank Secrecy Act and the USA PATRIOT Act of 2001 and regulations and policy statements promulgated thereunder, including Office of Foreign Asset Control filtering.

More information on M&I’s acquisitions can be found in Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest on loans and leases, interest on investment securities and fees for data processing services for each of the last three years ($ in thousands):

	Interest on Loans and Leases		Fees for Data Processing Services		Interest on Investment Securities
Years Ended December 31,	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Total Revenues
2005	$1,926,377	48.6%	$1,141,371	28.8%	$287,339	7.3%	$3,962,890
2004	1,404,189	45.1	891,005	28.6	261,330	8.4	3,112,285
2003	1,304,060	47.5	657,827	24.0	225,602	8.2	2,745,721

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

The markets for the banking and payment products and services offered by Metavante are intensely competitive. Metavante competes with a variety of companies in various segments of the financial services industry, and its competitors vary in size and in the scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented with numerous companies competing for market share. Other segments of the financial services industry have large well-capitalized competitors who command the majority of market share. Metavante also faces competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

Employees

As of December 31, 2005, M&I and its subsidiaries employed in the aggregate 13,967 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As a registered bank holding company, M&I is subject to regulation and examination by the Federal Reserve Board under the BHCA. As of February 1, 2006, M&I owned a total of five bank and trust subsidiaries, including two Wisconsin state banks, a Missouri state bank, a federal savings bank, and a national banking association. M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I’s Missouri state bank subsidiary is subject to regulation and examination by the Missouri Department of Economic Development, Division of Finance, and the Federal Reserve Board. M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I’s bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2005 can be found in Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

The laws and regulations to which M&I is subject are constantly under review by Congress, regulatory agencies and state legislatures. In 1999, Congress enacted the Gramm-Leach-Bliley Act (the “Act”), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, insurance company, portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

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

Selected Statistical Information

Statistical information relating to M&I and its subsidiaries on a consolidated basis is set forth as follows:

(1)	Average Balance Sheets and Analysis of Net Interest Income for each of the last three years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Analysis of Changes in Interest Income and Interest Expense for each of the last two years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Nonaccrual, Past Due and Restructured Loans and Leases for each of the last five years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Summary of Loan and Lease Loss Experience for each of the last five years (including the allocation of the allowance for loans and leases) is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Return on Average Shareholders’ Equity, Return on Average Assets and other statistical ratios for each of the last five years can be found in Item 6, Selected Financial Data.

(6)	Potential Problem Loans and Leases for the last two years can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following tables set forth certain statistical information relating to M&I and its subsidiaries on a consolidated basis.

Investment Securities

The amortized cost of M&I’s consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

	2005	2004	2003
U.S. Treasury and government agencies	$4,456,610	$4,147,593	$3,856,069
States and political subdivisions	1,307,403	1,203,412	1,093,033
Other	612,621	686,590	593,875

Total	$6,376,634	$6,037,595	$5,542,977

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2005 are ($ in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$1,135,435	4.55%	$2,301,947	4.58%	$895,948	4.58%	$123,280	4.58%	$4,456,610	4.57%
States and political subdivisions	96,095	7.54	330,149	7.55	292,774	6.86	588,385	6.51	1,307,403	6.93
Other	72,368	5.74	104,157	5.20	43,677	4.83	392,419	4.42	612,621	4.74

Total	$1,303,898	4.84%	$2,736,253	4.96%	$1,232,399	5.13%	$1,104,084	5.55%	$6,376,634	5.07%

Types of Loans and Leases

M&I’s consolidated loans and leases, including loans held for sale, classified by type, at December 31 of each year are (in thousands):

	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$9,491,368	$8,396,069	$7,013,073	$6,791,404	$5,656,384
Industrial development revenue bonds	74,107	85,394	97,601	80,110	71,892
Real estate:
Construction	3,641,942	2,265,227	1,766,697	1,404,414	1,057,691
Mortgage:
Residential	9,884,283	8,548,029	6,834,360	6,412,380	5,237,148
Commercial	8,825,104	8,164,099	7,149,149	6,586,332	5,099,093

Total mortgage	18,709,387	16,712,128	13,983,509	12,998,712	10,336,241
Personal	1,617,761	1,540,024	1,747,738	1,852,202	1,210,808
Lease financing	632,348	537,930	576,322	782,004	962,356

Total loans and leases	34,166,913	29,536,772	25,184,940	23,908,846	19,295,372
Less:
Allowance for loan and lease losses	363,769	358,110	349,561	338,409	268,198

Net loans and leases	$33,803,144	$29,178,662	$24,835,379	$23,570,437	$19,027,174

Loan and Lease Balances and Maturities

The analysis of selected loan and lease maturities at December 31, 2005 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre-determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$6,243,262	$2,881,816	$400,176	$9,525,254	$1,297,173	$1,984,819	$3,281,992
Industrial development revenue bonds	2,392	25,751	45,964	74,107	38,017	33,698	71,715
Real estate – construction	1,430,875	2,197,263	13,804	3,641,942	252,107	1,958,960	2,211,067
Lease Financing	131,644	439,386	61,318	632,348	500,704	—	500,704

Total	$7,808,173	$5,544,216	$521,262	$13,873,651	$2,088,001	$3,977,477	$6,065,478

Notes:

(1)	Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(2)	The estimated effect arising from the use of interest rate swaps as shown in the rate structure of loans and leases is immaterial.

Deposits

The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$4,942,803		$4,585,628		$4,189,724
Interest bearing demand deposits	2,030,996	0.89%	2,233,297	0.74%	2,111,753	0.90%
Savings deposits	8,118,331	2.23	7,330,492	0.82	7,226,830	0.69
Time deposits	11,009,343	3.14	9,838,518	2.03	8,457,571	1.89

Total deposits	$26,101,473		$23,987,935		$21,985,878

The maturity distribution of time deposits issued in amounts of $100,000 and over outstanding at December 31, 2005 ($ in thousands) is:

Three months or less	$1,727,521
Over three and through six months	315,181
Over six and through twelve months	1,141,096
Over twelve months	2,468,561

Total	$5,652,359

At December 31, 2005, time deposits issued by foreign offices totaled $2.6 billion. The majority of foreign deposits were in denominations of $100,000 or more.

Short-Term Borrowings

Information related to M&I’s Federal funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

	2005	2004	2003
Amount outstanding at year end	$2,325,863	$1,478,103	$741,646
Average amount outstanding during the year	2,043,314	2,035,428	2,580,291
Maximum outstanding at any month’s end	2,757,845	3,051,606	3,684,044
Weighted average interest rate at year end	4.04%	2.05%	0.73%
Weighted average interest rate during the year	3.21	1.27	1.11

Information relating to the Corporation’s short-term borrowings is included in Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These forward-looking statements include statements with respect to M&I’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by M&I with the Securities and Exchange Commission, and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of, M&I may also constitute forward-looking statements.

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statements. Forward-looking statements are subject to significant risks and uncertainties, and M&I’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited, to the risk factors set forth below.

Risk Factors

M&I’s earnings are significantly affected by general business and economic conditions, including credit risk and interest rate risk.

M&I’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Arizona, Minnesota, Missouri and Florida. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies, consumer spending, borrowing and saving habits, and fluctuations in the housing market. For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Nonpayment of loans, if it occurs, could have an adverse effect on M&I’s financial condition and results of operations. Higher interest rates also could increase M&I’s cost to borrow funds and increase the rate M&I pays on deposits. In addition, an overall economic slowdown could negatively impact the purchasing and decision-making activities of the financial institution customers of Metavante.

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

M&I earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies, which could affect repayment of loans and thereby materially adversely affect M&I.

The policies of the Federal Reserve Board impact M&I significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments M&I holds. Those policies determine to a significant extent M&I’s cost of funds for lending and investing. Changes in those policies are beyond M&I’s control and are difficult to predict. Federal Reserve Board policies can affect M&I’s borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could materially adversely affect M&I.

The banking and financial services industry is highly competitive, which could adversely affect M&I’s financial condition and results of operations.

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

Federal and state agency regulation could increase M&I’s cost structures or have other negative effects on M&I.

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

M&I is subject to examinations and challenges by tax authorities, which, if not resolved in M&I’s favor, could adversely affect M&I’s financial condition and results of operations.

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

Consumers may decide not to use banks to complete their financial transactions, which could result in a loss of income to M&I.

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

Maintaining or increasing M&I’s market share depends on market acceptance and regulatory approval of new products and services and other factors, and M&I’s failure to achieve such acceptance and approval could harm its market share.

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

M&I depends on the accuracy and completeness of information about customers and counterparties, and inaccurate or incomplete information could negatively impact M&I’s financial condition and results of operations.

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

More information on M&I’s critical accounting policies is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

M&I has an active acquisition program, which involves risks related to integration of acquired companies or businesses and the potential for the dilution of the value of M&I stock.

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

M&I is dependent on senior management, and the loss of service of any of M&I’s senior executive officers could cause M&I’s business to suffer.

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

In addition to the factors discussed above, the following factors concerning Metavante’s business may cause M&I’s results to differ from the results discussed in forward-looking statements:

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of M&I’s computer systems or otherwise, could severely harm its business.

As part of M&I’s financial and data processing products and services, it collects, processes and retains sensitive and confidential client and customer information on behalf of itself and other third parties, such as Metavante’s customers. Despite the security measures M&I has in place, its facilities and systems, and those of its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by M&I or by its vendors, could severely damage its reputation, expose it to the risks of litigation and liability, disrupt its operations and harm its business.

Damage to the data centers on which Metavante relies could harm Metavante’s business.

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

Changes in the network pricing and transaction routing strategies of NYCE, a subsidiary of Metavante, could adversely affect NYCE’s revenue and Metavante’s results of operations.

The transaction volume and the corresponding revenues of NYCE, a subsidiary of Metavante, are driven in large measure by NYCE’s execution of long-term strategies for network pricing (including interchange and network fees) and transaction routing. As the debit and electronic payments marketplace continues to shift and mature, it may be necessary for NYCE to pursue alternate pricing and/or transaction routing strategies. Any significant changes to NYCE’s current pricing and/or transaction routing strategies would likely be implemented over a transitional phase. Such changes could result in reductions of participant card base, reductions in merchant acceptance, and the potential for transaction misrouting during the transitional phase, any of which would adversely affect NYCE’s revenue and Metavante’s results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

M&I and M&I Bank occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices throughout Wisconsin, 42 offices in the Phoenix and Tucson, Arizona metropolitan areas, 13 offices in the Minneapolis, Minnesota metropolitan area and one office in Duluth, Minnesota. Southwest Bank of St. Louis owns or leases six offices in the St. Louis, Missouri metropolitan area and one office in Belleville, Illinois. M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with branches in Naples and Bonita Springs, Florida and Milwaukee, Wisconsin, occupy modern facilities which are leased. Metavante owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which Metavante conducts data processing activities, a facility in Milwaukee that houses its software development teams and a card production facility in Romeoville, Illinois. Properties leased by Metavante also include commercial office space in Brown Deer and Milwaukee, a data processing site in Oak Creek, Wisconsin, and processing centers and sales offices in various cities such as Willowbrook, Illinois; Sioux Falls, South Dakota; San Jose, California; Ann Arbor, Michigan; Atlanta, Georgia; and Madison, Wisconsin. In addition, the companies acquired by Metavante own property in Oklahoma City, Oklahoma and lease properties in Berkeley, California; Englewood and Longmont, Colorado; Madison, Connecticut; Orlando and Tampa, Florida; Waltham, Massachusetts; Northern New Jersey; Wayne, Pennsylvania; Nashville, Tennessee; Addison and Carrollton, Texas; Herndon, Virginia; Toronto, Ontario, Canada; and Prague, Czech Republic.

ITEM 3. LEGAL PROCEEDINGS

M&I is not currently involved in any material pending legal proceedings, other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

(Age as of March 1, 2006)

Name of Officer	Office
Dennis J. Kuester Age 63	Chairman of the Board since January 2005, Chief Executive Officer since January 2002, President from 1987 to 2005, Director since February 1994 of Marshall & Ilsley Corporation; Chairman of the Board and Chief Executive Officer since October 2001, President from January 1989 to October 2001 and Director since 1989, M&I Marshall & Ilsley Bank; Chairman of the Board and Director, Metavante Corporation; Director of Marshall & Ilsley Trust Company National Association.

Ryan R. Deneen Age 41	Senior Vice President, Director of Corporate Tax of Marshall & Ilsley Corporation since December 2003; Director of M&I Marshall & Ilsley Holdings II, Inc. and Milease, LLC since 2004; Partner with KPMG LLP, a public accounting firm, from 1997 to November 2003.

Name of Officer	Office
Thomas R. Ellis Age 48	Senior Vice President of Marshall & Ilsley Corporation since February 2005; Executive Vice President since February 2005, Senior Vice President from 1998 to February 2005 of M&I Marshall & Ilsley Bank; Director of M&I Support Services Corp., Marshall & Ilsley Trust Company National Association, M&I Equipment Finance Company, M&I Business Credit, Inc. and M&I Capital Markets Group II, L.L.C.

Randall J. Erickson Age 46	Senior Vice President, General Counsel and Secretary of Marshall & Ilsley Corporation since June 2002; General Counsel and Corporate Secretary of M&I Marshall & Ilsley Bank; Director of Metavante Corporation, M&I Bank FSB, M&I Community Development Corporation, M&I Investment Partners Management, LLC and Milease, LLC; Director, Vice President and Secretary of M&I Capital Markets Group, L.L.C. and M&I Ventures, L.L.C.; Director and Secretary of M&I Capital Markets Group II, L.L.C.; Director and Vice President of SWB Holdings, Inc.; Shareholder at Godfrey & Kahn, S.C., a Milwaukee-based law firm, from September 1990 to June 2002.

Mark F. Furlong Age 48	President since April 2005, Executive Vice President from January 2002 to April 2005, Senior Vice President from April 2001 to January 2002, and Chief Financial Officer from April 2001 to July 2004 of Marshall & Ilsley Corporation; Director and President of M&I Marshall & Ilsley Bank since July 2004; Director, Vice President and Treasurer of M&I Capital Markets Group, L.L.C. and M&I Ventures L.L.C.; Director of Metavante Corporation, Marshall & Ilsley Trust Company National Association, M&I Bank Mayville, M&I Equipment Finance Company and Milease, LLC; Senior Vice President of Southwest Bank of St. Louis; Executive Vice President and Chief Financial Officer of Old Kent Financial Corporation from 1998 to 2001; First Vice President/Director of Corporate Development/Commercial Banking of H.F. Ahmanson & Co. from 1992 to 1998.

Mark R. Hogan Age 51	Senior Vice President and Chief Credit Officer since October 2001, Marshall & Ilsley Corporation; Executive Vice President since February 2005, Chief Credit Officer since November 1995 and Senior Vice President from 1995 to February 2005, M&I Marshall & Ilsley Bank; Director, M&I Equipment Finance Company, M&I Business Credit, Inc., Richter-Schroeder Company and M&I Capital Markets Group II, L.L.C.; Director and Vice President of SWB Holdings, Inc.

Patricia R. Justiliano Age 55	Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994, Marshall & Ilsley Corporation; Vice President since January 1999, Controller since September 1998, M&I Marshall & Ilsley Bank; Director, President and Treasurer of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Zion Investment II Corporation and M&I Zion Holdings, Inc.; Director, Vice President and Treasurer of M&I Insurance Company of Arizona, Inc.; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall & Ilsley Investment Corporation, M&I Mortgage Corp., M&I Servicing Corp., M&I Zion Investment Corp., SWB Investment Corporation and SWB Investment II Corporation.

Beth D. Knickerbocker Age 39	Senior Vice President, Chief Risk Officer of Marshall & Ilsley Corporation since January 2005; Vice President, Senior Compliance Counsel of Marshall & Ilsley Corporation from May 2004 to January 2005; Attorney at Sutherland Asbill & Brennan LLP, a Washington, D.C. law firm, from 2000 to May 2004.

Name of Officer	Office
Kenneth C. Krei Age 56	Senior Vice President of Marshall & Ilsley Corporation since July 2003; Chairman of the Board since January 2005, President and Chief Executive Officer of Marshall & Ilsley Trust Company National Association since July 2003; Chairman of the Board since January 2005 and Chief Executive Officer of M&I Investment Management Corp. since July 2003; Chairman of the Board of M&I Brokerage Services, Inc. and M&I Insurance Services, Inc.; Director and President of M&I Investment Partners Management, LLC; Director of M&I Support Services, M&I Brokerage Services, Inc. and Marshall Funds; Director and Vice President of M&I Realty Advisors, Inc.; Executive Vice President, Investment Advisors at Fifth Third Bancorp from 2001 to 2003; Executive Vice President, Investment and Insurance Services at Old Kent Financial Corporation from 1998 to 2001.

Frank R. Martire Age 58	Senior Vice President since April 2003, Marshall & Ilsley Corporation; Director, President and Chief Executive Officer since March 2003, President, Financial Services Group, Metavante Corporation from January 2003 to March 2003; Manager of Metavante Acquisition Company, LLC; Director of NYCE Corporation; President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003; President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001.

Thomas J. O’Neill Age 45	Senior Vice President since April 1997, Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President from 1997 to 2000, Vice President from 1991 to 1997, M&I Marshall & Ilsley Bank; Senior Vice President of Southwest Bank of St. Louis; Director and President of M&I Bank FSB, M&I Dealer Finance, Inc., M&I Insurance Company of Arizona, Inc., M&I Mortgage Corp. and M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation and M&I Realty Advisors, Inc.; Director of M&I Bank of Mayville, M&I Brokerage Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Insurance Services, Inc. and M&I Support Services Corp.; Senior Vice President, Southwest Bank of St. Louis.

John M. Presley Age 45	Senior Vice President and Chief Financial Officer since October 2004, Marshall & Ilsley Corporation; Chief Financial Officer of M&I Marshall & Ilsley Bank since October 2004; Director of Marshall & Ilsley Trust Company National Association, M&I Brokerage Services, Inc., M&I Insurance Services and Metavante Corporation; Chief Financial Officer of National Commerce Financial from 2003 to 2004; President and Chief Executive Officer of First Market Bank from 1996 to 2003; and Chief Financial Officer of National Commerce Bank Services, Inc. from 1990 to 1996.

Paul J. Renard Age 45	Senior Vice President, Director of Human Resources since 2000, Vice President and manager since 1994, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank.

John L. Roberts Age 53	Senior Vice President of Marshall & Ilsley Corporation since 1994; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995, M&I Marshall & Ilsley Bank; President and Director since 1995, M&I Support Services Corp.; Director, M&I Bank FSB and M&I Mortgage Corp.; President and Director of M&I Bank of Mayville.

Thomas A. Root Age 49	Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998, Marshall & Ilsley Corporation; Vice President since 1993 and Audit Director since 1999, M&I Marshall & Ilsley Bank.

Ronald E. Smith Age 59	Senior Vice President since March 2005, Marshall & Ilsley Corporation; Executive Vice President since March 2005, Senior Vice President from 2001 to March 2005, M&I Marshall & Ilsley Bank; Executive Vice President from 1996 to March 2001 of M&I Bank of Madison; Director, Richter-Schroeder Company, Inc.

Certain Relationships and Related Transactions

A son of Mr. Martire and Ms. Knickerbocker’s spouse were employed by M&I or its subsidiaries and received compensation and benefits that exceeded $60,000 in 2005. The compensation and benefits received by each were established by M&I in accordance with its employment and compensation practices applicable to employees holding comparable positions.

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

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 14 in Item 8, Consolidated Financial Statements and Supplementary Data.

Holders of Common Equity

At December 31, 2005 M&I had approximately 17,463 record holders of its common stock.

Shares Purchased

The following table reflects the purchases of M&I common stock for the specified period:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2005	59,097	$42.95	—	12,000,000
November 1 to November 30, 2005	62,525	$43.15	—	12,000,000
December 1 to December 31, 2005	3,639	$43.38	—	12,000,000

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans for the three months ended December 31, 2005.

M&I’s Share Repurchase Program was publicly reconfirmed in April 2004 and again in April 2005. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Summary of Earnings

Years Ended December 31 ($000’s except share data)

	2005		2004		2003		2002		2001
Interest Income:
Loans and leases	$1,926,377		$1,404,189		$1,304,060		$1,297,166		$1,358,802
Investment securities
Taxable	214,537		200,107		165,075		198,037		270,336
Exempt from federal income taxes	64,127		58,826		57,968		60,637		62,273
Trading securities	229		271		258		328		884
Short-term investments	8,675		2,397		2,559		11,168		16,812

Total interest income	2,213,945		1,665,790		1,529,920		1,567,336		1,709,107

Interest Expense:
Deposits	544,920		276,102		228,216		283,385		566,899
Short-term borrowings	106,333		61,256		81,070		150,310		188,587
Long-term borrowings	330,144		196,440		163,348		127,343		110,842

Total interest expense	981,397		533,798		472,634		561,038		866,328

Net interest income	1,232,548		1,131,992		1,057,286		1,006,298		842,779
Provision for loan and lease losses	44,795		37,963		62,993		74,416		54,115

Net interest income after provision for loan and lease losses	1,187,753		1,094,029		994,293		931,882		788,664

Other Income:
Data processing services	1,141,371		891,005		657,827		601,500		559,816
Trust services	165,679		150,917		126,759		120,586		120,827
Net securities gains (losses)	45,414		35,352		21,572		(6,271)		(6,759)
Other	396,481		369,221		409,643		366,873		327,366

Total other income	1,748,945		1,446,495		1,215,801		1,082,688		1,001,250

Other Expense:
Salaries and benefits	1,042,744		887,279		797,518		745,518		695,405
Other	803,587		708,279		654,189		550,460		593,464

Total other expense	1,846,331		1,595,558		1,451,707		1,295,978		1,288,869

Income before income taxes and cumulative effect of changes in accounting principles	1,090,367		944,966		758,387		718,592		501,045
Provision for income taxes	362,898		317,880		214,282		238,265		163,124

Income before cumulative effect of changes in accounting principles	727,469		627,086		544,105		480,327		337,921
Cumulative effect of changes in accounting principles, net of income taxes	—		—		—		—		(436)

Net Income	$727,469		$627,086		$544,105		$480,327		$337,485

Net income per common share:**
Basic:
Income before cumulative effect of changes in accounting principles	$3.15		$2.81		$2.41		$2.24		$1.60
Cumulative effect of changes in accounting principles, net of income taxes	—		—		—		—		—

Net income	$3.15		$2.81		$2.41		$2.24		$1.60

Diluted:
Income before cumulative effect of changes in accounting principles	$3.10		$2.77		$2.38		$2.16		$1.55
Cumulative effect of changes in accounting principles, net of income taxes	—		—		—		—		—

Net income	$3.10		$2.77		$2.38		$2.16		$1.55

Other Significant Data:
Year-End Common Stock Price**	$43.04		$44.20		$38.25		$27.38		$31.64
Return on Average Shareholders’ Equity	16.95%		17.89%		16.79%		17.36%		13.89%
Return on Average Assets	1.68		1.69		1.64		1.64		1.28
Dividend Payout Ratio	30.00		29.24		29.41		28.94		36.65
Average Equity to Average Assets Ratio	9.91		9.43		9.74		9.47		9.21
Ratio of Earnings to Fixed Charges*
Excluding Interest on Deposits	3.35	x	4.36	x	3.84	x	3.38	x	2.56	x
Including Interest on Deposits	2.08	x	2.70	x	2.53	x	2.23	x	1.56	x

*	See Exhibit 12 for detailed computation of these ratios.
**	Restated for 2-for-1 stock split effective June 17, 2002.

Consolidated Average Balance Sheets

Years ended December 31 ($000’s except share data)

	2005	2004	2003	2002	2001
Assets:
Cash and due from banks	$966,078	$835,391	$752,215	$708,256	$651,367
Investment securities:
Trading securities	26,922	22,297	23,017	15,247	21,284
Short-term investments	237,178	171,057	264,254	717,129	503,857
Other investment securities:
Taxable	4,847,722	4,672,741	4,038,579	3,325,568	3,926,737
Tax exempt	1,334,793	1,199,139	1,173,466	1,224,737	1,269,175

Total investment securities	6,446,615	6,065,234	5,499,316	5,282,681	5,721,053

Loans and Leases:
Commercial	8,954,619	7,621,040	6,905,323	6,143,862	5,478,342
Real estate	20,728,918	17,215,467	14,938,082	12,633,208	10,514,536
Personal	1,525,502	1,632,440	1,874,315	1,388,447	1,182,049
Lease financing	567,344	552,551	674,871	862,927	1,026,215

Total loans and leases	31,776,383	27,021,498	24,392,591	21,028,444	18,201,142
Less: Allowance for loan and lease losses	362,886	360,408	347,838	302,664	253,089

Net loans and leases	31,413,497	26,661,090	24,044,753	20,725,780	17,948,053

Premises and equipment, net	458,179	448,134	440,492	418,042	391,633
Accrued interest and other assets	3,999,172	3,152,745	2,531,245	2,067,891	1,658,203

Total Assets	$43,283,541	$37,162,594	$33,268,021	$29,202,650	$26,370,309

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing	$4,942,803	$4,585,628	$4,189,724	$3,509,133	$2,895,083
Interest bearing:
Bank issued deposits:
Bank issued interest bearing activity deposits	10,027,250	9,960,645	10,084,996	8,996,778	7,833,126
Bank issued time deposits	4,410,456	3,384,120	3,399,734	3,540,124	3,975,253

Total bank issued deposits	14,437,706	13,344,765	13,484,730	12,536,902	11,808,379
Wholesale deposits	6,720,964	6,057,542	4,311,424	2,596,952	2,487,129

Total interest bearing deposits	21,158,670	19,402,307	17,796,154	15,133,854	14,295,508

Total deposits	26,101,473	23,987,935	21,985,878	18,642,987	17,190,591
Short-term borrowings	2,925,642	2,908,168	3,138,752	4,188,339	3,944,160
Long-term borrowings	8,193,001	5,329,571	3,798,851	2,693,447	1,962,801
Accrued expenses and other liabilities	1,772,023	1,432,134	1,103,886	911,187	843,198

Total liabilities	38,992,139	33,657,808	30,027,367	26,435,960	23,940,750

Shareholders’ Equity	4,291,402	3,504,786	3,240,654	2,766,690	2,429,559

Total Liabilities and Shareholders’ Equity	$43,283,541	$37,162,594	$33,268,021	$29,202,650	$26,370,309

Other Significant Data:
Book Value Per Share at Year End**	$19.98	$17.24	$15.00	$13.51	$11.65
Average Common Shares Outstanding**	231,300,867	223,123,866	226,342,764	212,799,996	208,587,816
Employees at Year End	13,967	13,345	12,244	12,625	11,657

Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.12%	0.11%	0.21%	0.21%	0.22%
Total Nonperforming Loans and Leases* and OREO to End of Period Loans and Leases and OREO	0.44	0.48	0.74	0.85	0.94
Allowance for Loan and Lease Losses to End of Period Loans and Leases	1.06	1.21	1.39	1.42	1.39
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	259	271	202	174	154

*	Loans and leases nonaccrual, restructured, and past due 90 days or more.
**	Restated for 2-for-1 stock split effective June 17, 2002.

Yield & Cost Analysis

Years ended December 31 (Tax equivalent basis)

	2005	2004	2003	2002	2001
Average Rates Earned:
Loan and Leases	6.07%	5.21%	5.36%	6.18%	7.48%
Investment Securities – Taxable	4.41	4.30	4.13	6.11	7.04
Investment Securities – Tax-Exempt	7.26	7.53	7.58	7.49	7.28
Trading Securities	0.89	1.26	1.16	2.21	4.21
Short-term Investments	3.66	1.40	0.97	1.56	3.34

Average Rates Paid:
Interest Bearing Deposits	2.58%	1.42%	1.28%	1.87%	3.97%
Short-term Borrowings	3.63	2.11	2.58	3.59	4.78
Long-term Borrowings	4.03	3.69	4.30	4.73	5.65
M&I Marshall & Ilsley Bank Average Prime Rate	6.19	4.34	4.12	4.67	6.91

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation’s overall strategy is to drive earnings per share growth by: (1) expanding banking operations into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services and products; (3) expanding trust services and other wealth management product and service offerings; and (4) growing Metavante’s business through organic growth, cross sales of technology products and acquisitions.

The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation has demonstrated solid fundamental performance in each of these key areas and as a result, the year ended December 31, 2005 produced strong financial results across all of its segments and reporting units.

Strong sales efforts and an improving economy resulted in solid loan and deposit growth in all of the Corporation’s markets. Both noninterest and bank-issued interest bearing deposit growth trends were especially encouraging. These factors resulted in an increase in net interest income in 2005 compared to 2004. The favorable economic conditions in our markets have resulted in net charge-off levels below the Corporation’s historical net charge-off levels again in 2005. An active acquisition and cross-sale strategy coupled with successful outsourcing contract renewals enabled Metavante to continue double-digit growth in segment earnings. Continued growth in assets under management and assets under administration resulted in solid growth in fee income for Trust Services. Mortgage loan production was very strong in 2005 compared to 2004. Although an unpredictable source of earnings, the Corporation’s Capital Markets Group recognized investment securities gains for the third year in a row. These factors, along with continued expense management, all contributed to the consolidated earnings growth in 2005.

Net income in 2005 amounted to $727.5 million or $3.10 per share on a diluted basis. The return on average assets and return on average equity were 1.68% and 16.95%, respectively. By comparison, 2004 net income was $627.1 million, diluted earnings per share was $2.77, the return on average assets was 1.69% and the return on average equity was 17.89%. For the year ended December 31, 2003, net income was $544.1 million or $2.38 per diluted share and the returns on average assets and average equity were 1.64% and 16.79%, respectively.

With regard to the outlook in 2006 for the Banking Segment, management expects that organic commercial loan growth (as a percentage) will be in the low double digits. Organic personal loan production is expected to increase modestly. However, organic personal loan growth (as a percentage) will depend on the proportion of personal loan production retained versus sold. Management is encouraged by the recent organic growth in bank-issued deposits and will continue to focus on growing this important source of funds in 2006. Net charge-offs in 2006 are expected to range from 15 basis points to 20 basis points of average loans which represents a return to historical levels. Management expects Metavante’s revenue in 2006 to be in the range of $1.4 billion to $1.5 billion. Organic revenue growth (as a percentage) and segment income growth are expected to continue to modestly improve.

In November and December of 2005, the Corporation announced the acquisitions of Gold Banc Corporation, Inc. (“Gold Banc”), the parent company of Gold Bank, and Trustcorp Financial, Inc. (“Trustcorp”), the parent company of Missouri State Bank & Trust. These transactions are expected to close in the second quarter of 2006. Gold Banc is a financial holding company with consolidated assets of $4.2 billion headquartered in Leawood, Kansas, a part of the Kansas City metropolitan area. Gold Banc provides banking and asset management services in Kansas, Florida, Missouri and Oklahoma through 31 banking locations. Trustcorp, with $746.2 million in assets, has seven bank branches located in the St. Louis, Missouri metropolitan area. Management expects that these transactions in the aggregate will be dilutive to the Corporation’s consolidated results of operations in 2006 by approximately $0.05 per diluted share, assuming the transactions are completed in accordance with current expectations.

On January 1, 2006, the Corporation adopted FAS 123(R), the new accounting standard that requires all share-based compensation to be expensed. The amount of the expense is based on the estimated fair value of the award and is recognized over the vesting period. For the Corporation, additional expense will be reported for its stock option awards and its employee stock purchase plan. Assuming the same number of awards granted in 2005 and the same fair values, the Corporation estimates that the additional expense for stock options and the employee stock purchase plan will be dilutive to the Corporation’s consolidated results of operations in 2006 by approximately $0.10 per diluted share. The Corporation elected the Modified Retrospective Application method to adopt the new accounting standard. Under that method all prior periods will be restated to reflect the effect of expensing stock options and the employee stock purchase plan. Shareholders’ equity at December 31, 2005 will increase by $67.7 million as a result of the restatement. The Corporation believes the Modified Retrospective Application will provide better comparability and usefulness to users of the Corporation’s financial information.

The Corporation’s actual results for 2006 could differ materially from those expected by management. See “Forward-Looking Statements” in Item 1A. of this Form 10-K for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

The results of operations and financial condition for the periods presented include the effects of the acquisitions by Metavante as well as the banking-related acquisition from the dates of consummation of the acquisitions. All transactions were accounted for using the purchase method of accounting. See Note 3 in Notes to Consolidated Financial Statements for a discussion of the Corporation’s acquisition activities in 2005, 2004 and 2003.

Significant Transactions

Some of the more significant transactions in 2005, 2004 and 2003 consisted of the following:

During the second and third quarters of 2005, the Corporation realized a gain primarily due to the sale of an entity associated with its investment in an independent private equity and venture capital partnership. The gross pre-tax gain amounted to $29.4 million and is reported in Net Investment Securities Gains in the Consolidated Statements of Income. On an after-tax basis, and net of related compensation expense, the gain amounted to $16.5 million or $0.07 per diluted share for the twelve months ended December 31, 2005.

During the third quarter of 2005, the Corporation realized a gain due to an equity investment that the Corporation liquidated in a cash tender offer. The gross pre-tax gain amounted to $6.6 million and is reported in Net Investment Securities Gains in the Consolidated Statements of Income. On an after-tax basis, the gain amounted to $3.9 million or $0.02 per diluted share for the twelve months ended December 31, 2005.

During the first quarter of 2005, the Corporation’s banking segment’s investment in certain membership interests of PULSE EFT Associates (“PULSE”) was liquidated by PULSE due to a change in control. The cash received resulted in a pre-tax gain of $5.6 million and is reported in Net Investment Securities Gains in the Consolidated Statements of Income.

During 2004, net gains associated with the Corporation’s Capital Markets Group investments amounted to $34.6 million. Approximately $34.1 million of the net gain in 2004 was from a net unrealized gain recognized in the fourth quarter of 2004 due to the net increase in market value of an investment in an independent private equity and venture capital partnership.

The net unrealized gain recognized in the fourth quarter of 2004 was offset by charitable foundation expense which was higher than historical levels and other accrual adjustments that amounted to approximately $6.8 million.

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

The Corporation used the unanticipated Capital Markets Group gains and the benefits from resolving income tax audits to take advantage of the low interest rate environment in 2003. The Corporation prepaid and retired certain higher cost long-term debt and terminated some related receive floating / pay fixed interest rate swaps designated as cash flow hedges. The total debt retired amounted to $744.6 million and the charge to earnings amounted to $56.7 million.

As a result of a shift in product strategy, Metavante wrote-off certain purchased and internally developed software in 2003 that will no longer be used, resulting in losses of $22.8 million in 2003.

Net Interest Income

Net interest income, which is the difference between interest earned on earning assets and interest owed on interest bearing liabilities, represented approximately 41.3% of the Corporation’s source of revenues in 2005.

Net interest income in 2005 amounted to $1,232.5 million compared with net interest income of $1,132.0 million in 2004, an increase of $100.5 million or 8.9%. Loan growth and the growth in noninterest bearing and other bank-issued deposits were the primary contributors to the increase in net interest income. Net interest income in 2005 was negatively affected by lower loan spreads and the interest expense associated with debt issued in the third quarter of 2004 to fund Metavante’s acquisitions.

Average earning assets in 2005 amounted to $38.2 billion compared to $33.1 billion in 2004, an increase of $5.1 billion or 15.5%. Increases in average loans and leases accounted for 92.6% of the growth in average earning assets.

Average interest bearing liabilities increased $4.6 billion or 16.8% in 2005 compared to 2004. Approximately $1.8 billion or 37.9% of the growth in average interest bearing liabilities was attributable to interest bearing deposits and the remainder of the growth in average interest bearing liabilities was attributable to long term borrowings.

Average noninterest bearing deposits increased $0.4 billion or 7.8% in 2005 compared to the prior year.

Net interest income in 2004 amounted to $1,132.0 million compared with net interest income of $1,057.3 million in 2003, an increase of $74.7 million or 7.1%. Loan growth and growth in lower cost deposits, increased spreads on certain loan products and the impact of the early retirement of some higher cost long-term borrowings in 2003 and 2004 were positive contributors to the increase in net interest income in 2004. Net interest income in 2004 was negatively affected by the lengthening of liabilities in order to reduce future volatility in net interest income as a result of interest rate movements and cash expenditures for common share buybacks and acquisitions.

Average earning assets in 2004 amounted to $33.1 billion compared to $29.9 billion in 2003, an increase of $3.2 billion or 10.7%. Increases in average loans and leases accounted for the majority of the growth in average earning assets.

Average interest bearing liabilities increased $2.9 billion or 11.8% in 2004 compared to 2003. Approximately $1.6 billion or 55.3% of the growth in average interest bearing liabilities was attributable to interest bearing deposits and the remainder of the growth in average interest bearing liabilities was attributable to long-term borrowings.

Average noninterest bearing deposits increased $0.4 billion or 9.4% in 2004 compared to the prior year.

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Commercial:
Commercial	$8,954.6	$7,621.0	$6,905.3	17.5%	10.4%
Commercial real estate:
Commercial mortgages	8,575.8	7,658.2	6,901.0	12.0	11.0
Construction	1,412.8	1,097.4	999.5	28.7	9.8

Total commercial real estate	9,988.6	8,755.6	7,900.5	14.1	10.8
Commercial lease financing	439.4	397.0	390.0	10.7	1.8

Total commercial	19,382.6	16,773.6	15,195.8	15.6	10.4
Personal:
Residential real estate:
Residential mortgages	4,239.5	2,855.3	2,335.2	48.5	22.3
Construction	1,513.0	839.8	593.0	80.2	41.6

Total residential real estate	5,752.5	3,695.1	2,928.2	55.7	26.2
Consumer loans:
Student	79.4	87.2	95.8	(8.9)	(9.0)
Credit card	223.6	224.0	198.0	(0.2)	13.1
Home equity loans and lines	4,987.9	4,764.8	4,109.4	4.7	15.9
Other	1,222.5	1,321.3	1,580.5	(7.5)	(16.4)

Total consumer loans	6,513.4	6,397.3	5,983.7	1.8	6.9
Personal lease financing	127.9	155.5	284.9	(17.7)	(45.4)

Total personal	12,393.8	10,247.9	9,196.8	20.9	11.4

Total consolidated average loans and leases	$31,776.4	$27,021.5	$24,392.6	17.6%	10.8%

Average loans and leases increased $4.8 billion or 17.6% in 2005 compared to 2004. Total average commercial loan growth amounted to $2.6 billion. Total average commercial loan growth in 2005 compared to 2004 consisted of average commercial real estate and commercial real estate construction loan growth which contributed $1.2 billion and average commercial loan growth which contributed $1.4 billion. Total average personal loan growth amounted to $2.2 billion in 2005 compared to 2004. This growth was driven primarily by growth in residential real estate loans that consist primarily of traditional three and five year ARMs (adjustable rate mortgages), balloon mortgage loans and construction loans. Total average residential real estate loans grew by $2.1 billion in 2005 compared to 2004. From a production standpoint, residential mortgage loan closings in 2005 were $1.5 billion or 35.8% higher than residential real estate loan closings in 2004. Average home equity loans and lines increased $0.2 billion in 2005 compared to 2004. Average indirect auto loans and leases declined approximately $0.3 billion in 2005 compared to 2004 which reflects, in part, the effect of the sale and securitization of indirect auto loans in 2005 and 2004.

Management attributes the strong growth in commercial loans in 2005 compared to 2004 to the strength of the local economies in the markets the Corporation serves, sales success and continued customer satisfaction. Management expects that organic commercial loan growth (as a percentage) will reach the low double digits in 2006. The basis for this expectation includes continued success in attracting new customers in all of the Corporation’s markets and continued modest economic growth in the primary markets that the Corporation serves.

Home equity loans and lines, which include M&I’s wholesale activity, continue to be the primary consumer loan products. Home equity loan and line production in 2005 continued to be strong. The rate of growth in home equity loans and lines in 2005 compared to 2004 was affected by the amount of loans sold at origination and increased prepayment activity on the Corporation’s wholesale home equity products. The proportion of loans sold at origination significantly increased in 2005 compared to 2004 in response to the increased demand for home equity products with higher loan-to-value characteristics. Organic personal loan production is expected to increase modestly. However, organic personal loan growth (as a percentage) in 2006 will depend on the proportion of personal loan production retained versus sold.

The Corporation sells some of its residential real estate loan production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. Residential real estate loans originated and sold to the secondary market amounted to $2.4 billion in 2005 compared to $1.6 billion in 2004. At December 31, 2005, mortgage loans held for sale amounted to $198.7 million. Gains from the sale of mortgage loans amounted to $42.4 million in 2005 compared to $27.2 million in 2004.

Auto loans securitized and sold amounted to $0.5 billion in each of 2005 and 2004. Net losses from the sale and securitization of auto loans, including write-downs of auto loans held for sale, amounted to $2.0 million in 2005 compared to $3.4 million in 2004. The losses incurred were primarily due to lower loan interest rate spreads associated with new auto loan production in a rising interest rate environment. See Note 8 in Notes to Consolidated Financial Statements for further discussion of the Corporation’s securitization activities. At December 31, 2005, auto loans held for sale amounted to $79.1 million.

The Corporation anticipates that it will continue to divest of selected assets through sale or securitization in future periods.

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

Auto loans securitized and sold amounted to $0.5 billion in 2004 compared to $0.8 billion in 2003. Net losses from the sale and securitization of auto loans, including write-downs of auto loans held for sale, amounted to $3.4 million in 2004 compared to gains from the sale and securitization of auto loans of $2.7 million in 2003.

The growth and composition of the Corporation’s consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

				Percent Growth
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Bank issued deposits:
Noninterest bearing:
Commercial	$3,480.6	$3,210.5	$2,903.3	8.4%	10.6%
Personal	940.8	897.1	815.9	4.9	10.0
Other	521.4	478.0	470.5	9.1	1.6

Total noninterest bearing	4,942.8	4,585.6	4,189.7	7.8	9.4

Interest bearing:
Activity accounts:
Savings and NOW	3,096.2	3,388.4	3,148.7	(8.6)	7.6
Money market	5,980.1	5,675.6	6,115.3	5.4	(7.2)
Foreign activity	951.0	896.7	821.0	6.1	9.2

Total activity accounts	10,027.3	9,960.7	10,085.0	0.7	(1.2)

Time deposits:
Other CDs and time	3,048.1	2,632.7	2,764.7	15.8	(4.8)
CDs $100,000 and over	1,362.3	751.4	635.1	81.3	18.3

Total time deposits	4,410.4	3,384.1	3,399.8	30.3	(0.5)

Total interest bearing	14,437.7	13,344.8	13,484.8	8.2	(1.0)

Total bank issued deposits	19,380.5	17,930.4	17,674.5	8.1	1.4

Wholesale deposits:
Money market	1,073.1	499.8	74.6	114.7	569.9
Brokered CDs	4,641.1	4,582.8	2,986.0	1.3	53.5
Foreign time	1,006.8	974.9	1,250.8	3.3	(22.1)

Total wholesale deposits	6,721.0	6,057.5	4,311.4	11.0	40.5

Total consolidated average deposits	$26,101.5	$23,987.9	$21,985.9	8.8%	9.1%

Average total bank issued deposits increased $1.5 billion or 8.1% in 2005 compared with 2004. Average noninterest bearing deposits increased $0.4 billion and average interest bearing deposits increased $1.1 billion. Average time deposits exhibited the greatest growth in bank issued interest bearing deposits in 2005 compared to 2004. Average money market accounts grew $0.3 billion in 2005 compared to 2004. This growth was offset in part by a decline in savings and NOW accounts compared to the prior year.

Noninterest deposit balances tend to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year. A portion of the noninterest balances is sensitive to the interest rate environment. Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase. Overall, the re-pricing characteristics of the Corporation’s assets and liabilities continue to be reasonably matched. As interest rates have risen, the Corporation has increasingly been able to competitively price these deposit products which has contributed to the growth in interest bearing bank issued deposits and resulted in less reliance on wholesale funding sources in 2005. Management expects these trends to continue.

In commercial banking, the focus remains on developing deeper relationships by capitalizing on cross-sale opportunities and through the sale of treasury management products and services along with incentive plans focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation’s profitability.

Average wholesale deposits increased $0.7 billion in 2005 compared to 2004. These deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive. The underlying depositor may be retail or institutional. Access to and use of these funding sources also provide the Corporation added flexibility not to pursue unprofitable single service time deposit relationships.

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

In 2004, average wholesale deposits increased $1.7 billion which reflects the Corporation’s greater use of wholesale funding alternatives, especially institutional CDs.

During 2005, the Corporation’s lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”) issued $1,150.0 million of fixed rate senior notes with a weighted average interest rate of 4.21%. In addition, M&I Bank issued $1,225.0 million of floating rate senior notes and issued $350.0 million of fixed rate subordinated notes at an interest rate of 4.85%. New Federal Home Loan Bank (“FHLB”) floating rate advances in 2005 amounted to $550.0 million. In December 2005, $1.0 billion of existing senior bank notes (puttable reset securities) were remarketed. The interest rates used to determine interest on floating rate senior notes and floating rate FHLB advances are indexed to the London Interbank Offered Rate (“LIBOR”). During 2005, $100.5 million of the Corporation’s Series E notes with a weighted average interest rate of 1.75% and $450.0 million of M&I Bank’s FHLB advances with a weighted average interest rate of 1.90% matured.

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

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 3.31% in 2005 compared to 3.52% in 2004, a decrease of 21 basis points. The Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante’s 2004 acquisitions lowered the net interest margin on a FTE basis by approximately 11 basis points in 2005. Unlike a bank acquisition or loan growth, where the primary source of revenue is interest income, the revenue impact of Metavante’s acquisitions is reported in other income and is not a component of the net interest margin statistic. The yield on average earning assets was 5.88% in 2005 compared to 5.14% in 2004, an increase of 74 basis points. The cost of interest bearing liabilities was 3.04% in 2005 compared to 1.93% in 2004, an increase of 111 basis points.

The Corporation actively manages the repricing characteristics of its liabilities so as to minimize the long-term impact on net interest income when interest rates begin to rise. Management anticipates that loan spreads will most likely continue to narrow, particularly in a rising interest rate environment, and as the economy improves, the Corporation’s capacity to generate loans may exceed its ability to generate appropriately priced deposits. As a result, the net interest margin FTE as a percent of average earning assets could continue to have modest downward pressure in 2006. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes and various other factors.

The net interest margin on a FTE basis as a percent of average earning assets was 3.52% in 2004 compared to 3.65% in 2003, a decrease of 13 basis points. The Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante’s 2004 acquisitions lowered the net interest margin on a FTE basis by approximately 6 basis points. The yield on average earning assets was 5.14% in 2004 compared to 5.24% in 2003, a decrease of 10 basis points. The cost of interest bearing liabilities was 1.93% in 2004 compared to 1.91% in 2003, an increase of 2 basis points.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2005			2004			2003
	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)
Loans and leases (1)(2)	$31,776,383	$1,928,818	6.07%	$27,021,498	$1,406,825	5.21%	$24,392,591	$1,306,565	5.36%
Investment securities:
Taxable	4,847,722	214,537	4.41	4,672,741	200,107	4.30	4,038,579	165,075	4.13
Tax-exempt (1)	1,334,793	95,001	7.26	1,199,139	88,425	7.53	1,173,466	87,194	7.58
Federal funds sold and security resale agreements	153,701	5,347	3.48	53,675	857	1.60	28,692	395	1.38
Trading securities (1)	26,922	240	0.89	22,297	281	1.26	23,017	266	1.16
Other short-term investments	83,477	3,328	3.99	117,382	1,540	1.31	235,562	2,164	0.92

Total interest earning assets	38,222,998	2,247,271	5.88%	33,086,732	1,698,035	5.14%	29,891,907	1,561,659	5.24%
Cash and demand deposits due from banks	966,078			835,391			752,215
Premises and equipment, net	458,179			448,134			440,492
Other assets	3,999,172			3,152,745			2,531,245
Allowance for loan and lease losses	(362,886)			(360,408)			(347,838)

Total assets	$43,283,541			$37,162,594			$33,268,021

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$10,027,250	$192,441	1.92%	$9,960,645	$77,621	0.78%	$10,084,996	$75,221	0.75%
Bank issued time deposits	4,410,456	141,530	3.21	3,384,120	82,938	2.45	3,399,734	85,472	2.51

Total bank issued deposits	14,437,706	333,971	2.31	13,344,765	160,559	1.20	13,484,730	160,693	1.19
Wholesale deposits	6,720,964	210,949	3.14	6,057,542	115,543	1.91	4,311,424	67,523	1.57

Total interest bearing deposits	21,158,670	544,920	2.58	19,402,307	276,102	1.42	17,796,154	228,216	1.28
Short-term borrowings	2,925,642	106,333	3.63	2,908,168	61,256	2.11	3,138,752	81,070	2.58
Long-term borrowings	8,193,001	330,144	4.03	5,329,571	196,440	3.69	3,798,851	163,348	4.30

Total interest bearing liabilities	32,277,313	981,397	3.04%	27,640,046	533,798	1.93%	24,733,757	472,634	1.91%
Noninterest bearing deposits	4,942,803			4,585,628			4,189,724
Other liabilities	1,772,023			1,432,134			1,103,886
Shareholders’ equity	4,291,402			3,504,786			3,240,654

Total liabilities and shareholders’ equity	$43,283,541			$37,162,594			$33,268,021

Net interest income		$1,265,874			$1,164,237			$1,089,025

Net yield on interest earning assets			3.31%			3.52%			3.65%

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.
(3)	Based on average balances excluding fair value adjustments for available for sale securities.

Analysis of Changes in Interest Income and Interest Expense

The effects on interest income and interest expense due to volume and rate changes in 2005 and 2004 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2005 versus 2004			2004 versus 2003
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)
Interest on earning assets:
Loans and leases (1)	$247,730	$274,263	$521,993	$140,909	$(40,649)	$100,260
Investment securities:
Taxable	9,203	5,227	14,430	27,347	7,685	35,032
Tax-exempt (1)	10,124	(3,548)	6,576	1,751	(520)	1,231
Federal funds sold and security resale agreements	1,600	2,890	4,490	345	117	462
Trading securities (1)	58	(99)	(41)	(8)	23	15
Other short-term investments	(444)	2,232	1,788	(1,087)	463	(624)
Total interest income change	$265,950	$283,286	$549,236	$168,741	$(32,365)	$136,376

Expense on interest bearing liabilities:
Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$520	$114,300	$114,820	$(933)	$3,333	$2,400
Bank issued time deposits	25,145	33,447	58,592	(392)	(2,142)	(2,534)
Total bank issued deposits	13,115	160,297	173,412	(1,666)	1,532	(134)
Wholesale deposits	12,671	82,735	95,406	27,414	20,606	48,020
Total interest bearing deposits	24,940	243,878	268,818	20,559	27,327	47,886
Short-term borrowings	369	44,708	45,077	(5,949)	(13,865)	(19,814)
Long-term borrowings	105,661	28,043	133,704	65,821	(32,729)	33,092
Total interest expense change	$89,499	$358,100	$447,599	$55,510	$5,654	$61,164

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following tables present comparative credit quality information as of and for the year ended December 31, 2005, as well as selected comparative years:

Consolidated Credit Quality Information

December 31, ($000’s)

	2005	2004	2003	2002	2001
Nonperforming Assets by Type
Loans and Leases:
Nonaccrual	$134,718	$127,722	$166,387	$188,232	$166,434
Renegotiated	143	236	278	326	378
Past Due 90 Days or More	5,725	4,405	6,111	5,934	6,982

Total Nonperforming Loans and Leases	140,586	132,363	172,776	194,492	173,794
Other Real Estate Owned	8,869	8,056	13,235	8,692	6,796

Total Nonperforming Assets	$149,455	$140,419	$186,011	$203,184	$180,590

Allowance for Loan and Lease Losses	$363,769	$358,110	$349,561	$338,409	$268,198

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	0.12%	0.11%	0.21%	0.21%	0.22%
Total Nonperforming Loans and Leases to Total Loans and Leases	0.41	0.45	0.69	0.81	0.90
Total Nonperforming Assets to Total Loans And Leases and Other Real Estate Owned	0.44	0.48	0.74	0.85	0.94
Allowance for Loan and Lease Losses to Total Loans and Leases	1.06	1.21	1.39	1.42	1.39
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	259	271	202	174	154

Major Categories of Nonaccrual Loans and Leases ($000’s)

	December 31, 2005			December 31, 2004
	Nonaccrual	% of Loan Type	% of Nonaccrual	Nonaccrual	% of Loan Type	% of Nonaccrual
Commercial and Lease Financing	$45,269	0.4%	33.6%	$45,510	0.5%	35.6%

Real Estate
Construction and Land Development	913	—	0.7	578	—	0.5
Commercial Real Estate	28,644	0.3	21.3	31,852	0.4	24.9
Residential Real Estate	57,982	0.6	43.0	49,206	0.6	38.5

Total Real Estate	87,539	0.4	65.0	81,636	0.4	63.9
Personal	1,910	0.1	1.4	576	—	0.5

Total	$134,718	0.4%	100.0%	$127,722	0.4%	100.0%

Allocation of the Allowance for Loan and Lease Losses ($000’s)

	December 31, 2005		December 31, 2004		December 31, 2003
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$222,078	28.0%	$244,042	28.7%	$237,510	28.2%
Real Estate
Residential Mortgage	12,921	34.9	12,311	32.6	28,369	29.9
Commercial Mortgage	63,813	30.5	49,965	31.7	37,013	32.7
Personal	24,153	4.7	14,252	5.2	18,213	6.9
Lease Financing	40,804	1.9	37,540	1.8	28,456	2.3

Total	$363,769	100.0%	$358,110	100.0%	$349,561	100.0%

	December 31, 2002		December 31, 2001
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$234,980	28.7%	$190,542	29.7%
Real Estate
Residential Mortgage	35,518	28.9	26,916	29.5
Commercial Mortgage	22,141	31.3	14,336	29.5
Personal	18,394	7.8	21,468	6.3
Lease Financing	27,376	3.3	14,936	5.0

Total	$338,409	100.0%	$268,198	100.0%

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2005	2004	2003	2002	2001
Allowance for Loan and Lease Losses at Beginning of Year	$358,110	$349,561	$338,409	$268,198	$235,115
Provision for Loan and Lease Losses	44,795	37,963	62,993	74,416	54,115
Allowance of Banks and Loans Acquired	—	27	—	39,813	19,151

Loans and Leases Charged-off:
Commercial	21,540	16,775	17,689	23,003	22,773
Real Estate—Construction	68	33	57	94	186
Real Estate—Mortgage	21,147	13,259	15,192	10,681	11,795
Personal	15,580	12,821	12,100	12,265	10,965
Leases	1,189	7,967	24,625	9,246	2,890

Total Charge-offs	59,524	50,855	69,663	55,289	48,609

Recoveries on Loans and Leases:
Commercial	11,758	12,631	8,736	3,819	4,135
Real Estate—Construction	1	2	88	96	43
Real Estate—Mortgage	2,741	3,887	4,278	2,462	1,419
Personal	3,069	3,327	3,058	3,053	2,567
Leases	2,819	1,567	1,662	1,841	262

Total Recoveries	20,388	21,414	17,822	11,271	8,426

Net Loans and Leases Charged-off	39,136	29,441	51,841	44,018	40,183

Allowance for Loan and Lease Losses at End of Year	$363,769	$358,110	$349,561	$338,409	$268,198

Non performing assets consist of nonperforming loans and leases and other real estate owned (“OREO”). The amount of nonperforming assets is affected by acquisitions accounted for under the purchase method of accounting. The assets and liabilities, including the nonperforming assets, of the acquired entity are included in the Corporation’s consolidated balance sheets from the date the business combination is completed, which impacts period-to-period comparisons.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $8.9 million, $8.1 million and $13.2 million at December 31, 2005, 2004 and 2003, respectively.

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

At December 31, 2005, nonperforming loans and leases amounted to $140.6 million or 0.41% of consolidated loans and leases compared to $132.4 million or 0.45% at December 31, 2004 and $172.8 million or 0.69% at December 31, 2003. Nonaccrual loans and leases increased $7.0 million or 5.5% at year-end 2005 compared to year-end 2004. The net increase was primarily due to increases in nonaccrual home equity lines of credit that are included in nonaccrual residential real estate in the previously presented table entitled Major Categories of Nonaccrual Loans and Leases.

Delinquency can be an indicator of potential problem loans and leases. At December 31, 2005, loans and leases past due 60-89 days and still accruing interest amounted to $33.0 million or 0.10% of total loans and leases outstanding compared to $19.4 million or 0.07% of total loans and leases outstanding at December 31, 2004 and $41.9 million or 0.17% of total loans and leases outstanding at December 31, 2003.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current, but which management believes could possibly be classified as nonperforming in the near future. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. At December 31, 2005, such loans amounted to $61.3 million compared to $72.4 million at December 31, 2004 and $72.8 million at December 31, 2003.

Net charge-offs amounted to $39.1 million or 0.12% of average loans and leases in 2005 compared with $29.4 million or 0.11% of average loans and leases in 2004 and $51.8 million or 0.21% of average loans and leases in 2003. Included in net charge-offs for 2003 was a $19.0 million charge-off related to the carrying value of lease obligations for airplanes leased to a regional airline.

Net charge-offs and nonperforming loans and leases in 2005 and 2004 were better than management had expected. The ratio of net charge-offs to average loans and leases to some extent reflects a higher than normal level of recoveries. The ratio of recoveries to charge-offs was 34.3% in 2005 and 42.1% in 2004 compared to a five year average of 27.9%. Although positive resolutions continue to be achieved on prior charge-offs, recoveries are expected to continue to trend downwards. Management expects net charge-offs and nonperforming loans to trend to historical levels that would indicate net charge-offs as a percent of average loans and leases to be more in the range of 0.15% to 0.20% and nonperforming loans and leases as a percent of total loans and leases to range from current levels to 0.60%. While it is unclear when this will occur, management does not believe that current net charge-off and nonperforming loan and lease levels are sustainable indefinitely. Negative economic events, an adverse development in industry segments within the portfolio or deterioration of a large loan or lease could also have significant adverse impacts on the actual loss levels.

Consistent with the relatively stable credit quality trends noted above, the provision for loan and lease losses amounted to $44.8 million in 2005. By comparison, the provision for loan and lease losses amounted to $38.0 million and $63.0 million in 2004 and 2003, respectively. The provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. The ratio of the allowance for loan and lease losses to total loans and leases was 1.06% at December 31, 2005 compared to 1.21% at December 31, 2004 and 1.39% at December 31, 2003.

Other Income

Total other income amounted to $1,748.9 million in 2005 compared to $1,446.5 million in 2004, an increase of $302.4 million or 20.9%. Data processing services revenue accounted for 82.8% of the growth in total other income in 2005 compared to 2004. Trust services revenue, mortgage banking revenue, loan fees and other commissions and fees and investment securities gains also contributed to growth in total other income in 2005 compared to 2004.

Total data processing services external revenue amounted to $1,141.4 million in 2005 compared to $891.0 million in 2004, an increase of $250.4 million or 28.1%. Revenue growth continued throughout this segment driven by revenue associated with acquisitions, higher transaction volumes in core processing activity, payment processing and electronic banking and an increase in healthcare eligibility and payment card production. Revenue associated with the six acquisitions completed in 2005 and a full year of revenue from the six acquisitions completed in 2004 contributed a significant portion of the revenue growth in 2005 compared to 2004. The acquisition-related revenue growth includes cross sales of acquired products to customers across the entire segment. Total buyout revenue, which varies from period to period, amounted to $9.2 million in 2005 compared to $7.9 million in 2004.

Management expects Metavante’s total revenue (internal and external) in 2006 to be in the range of $1.4 billion to $1.5 billion. Organic revenue growth (as a percentage) and segment income growth are expected to continue to modestly improve. In any given year there is some customer attrition due to banking consolidations. In addition, due to the focus of some of the acquired companies on software sales and the retail marketplace, revenue tends to be more cyclical and seasonal in nature especially in the fourth quarter. Management expects these trends to continue.

Fees from trust services were $165.7 million in 2005 compared to $150.9 million in 2004, an increase of $14.8 million or 9.8%. Revenue growth was experienced across all areas of trust services with approximately 42.2% of the growth in fees from trust services in 2005 compared to 2004 being attributable to commercial trust fees. Assets under management were $18.9 billion at December 31, 2005 compared to $18.3 billion at December 31, 2004, an increase of $0.6 billion or 3.3%. On an average basis, assets under management increased approximately $1.2 billion or 6.9% in 2005 compared to 2004. Assets under administration increased by $6.9 billion or 9.1% and amounted to $82.8 billion at December 31, 2005. Sales activity emphasizing cross-selling, integrated delivery and account retention continued to drive revenue growth in 2005.

Total mortgage banking revenue was $46.0 million in 2005 compared with $35.1 million in 2004, an increase of $10.9 million or 31.2%. The increase in gains from the sale of residential mortgage and home equity loans was the primary contributor to the increase in mortgage banking revenue. During 2005, the Corporation sold $2.4 billion of residential mortgage and home equity loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.9 million. During 2004, the Corporation sold $1.6 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $1.4 million. As previously discussed, residential mortgage closings in 2005 were $1.5 billion or 35.8% higher than residential real estate loan closings in 2004. At December 31, 2005, the carrying value of mortgage servicing rights was insignificant.

Net investment securities gains amounted to $45.4 million in 2005 compared to $35.4 million in 2004. During 2005, net gains associated with the Corporation’s Capital Markets Group investments amounted to $32.3 million. Approximately $29.4 million of the net gain in 2005 was from a net realized gain recognized due to the sale of an entity associated with the investment in an independent private equity and venture capital partnership. The Corporation realized a gain of $6.6 million due to an equity investment that the Corporation liquidated in a cash tender offer. During the first quarter of 2005, the Corporation’s banking segment’s investment in certain membership interests of PULSE was liquidated due to a change in control. The cash received resulted in a gain of $5.6 million. During 2004, net gains associated with the Corporation’s Capital Markets Group investments amounted to $34.6 million. Approximately $34.1 million of the net gain in 2004 was from a net gain recognized in the fourth quarter of 2004 from an investment in an independent private equity and venture capital partnership.

Other noninterest income amounted to $184.8 million in 2005 compared to $164.0 million in 2004, an increase of $20.8 million or 12.7%. Loan fees, which include prepayment charges especially on wholesale home equity loans and card related fees increased $14.0 million. Other income in 2005 includes gains from the sale of certain trust custody businesses and gains from branch divestitures that aggregated $5.1 million.

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

Total data processing services external revenue amounted to $891.0 million in 2004 compared to $657.8 million in 2003, an increase of $233.2 million or 35.5%. This strong annual revenue growth reflects the effect of Metavante’s six acquisitions completed in 2004, a full year of revenue from the acquisition completed in November of 2003 and organic revenue growth. The acquisitions completed in 2004 and a full year of revenue from the acquisition completed in November of 2003 contributed a significant portion of the revenue growth in 2004 compared to 2003. Metavante had a very strong year in 2004 in terms of core outsourcing contract renewals and cross-sale results. Total buyout revenue, which varies from period to period, amounted to $7.9 million in 2004 compared to $6.9 million in 2003.

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

Total mortgage banking revenue was $35.1 million in 2004 compared with $70.3 million in 2003, a decrease of $35.2 million. The decline in gains from the sale of residential mortgage and home equity loans was the primary contributor to the lower mortgage banking revenue. During 2004, the Corporation sold $1.6 billion of residential mortgage and home equity loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $1.4 million. Approximately $0.3 billion of the loans sold and $6.2 million of the gain on sale of mortgage loans recognized in 2004 was attributable to the AmerUs acquisition. During 2003, the Corporation sold $3.5 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $2.1 million. Residential real estate loan closings in 2004 were $1.3 billion or 23.6% lower than residential real estate loan closings in 2003. The increase in residential real estate loan closings and residential real estate loans sold to the secondary market in 2003 was partially the result of a significant increase in refinancing activity due to the low interest rate environment.

Net investment securities gains amounted to $35.4 million in 2004 compared to $21.6 million in 2003. During 2004, net gains associated with the Corporation’s Capital Markets Group investments amounted to $34.6 million. Approximately $34.1 million of the net gain in 2004 was from a net unrealized gain recognized in the fourth quarter of 2004 due to the net increase in market value of an investment in an independent private equity and venture capital partnership. During 2003, gains recognized by the Corporation’s Capital Markets Group amounted to $20.0 million. Approximately $16.2 million of the gain was from the sale of an investment in the third quarter of 2003. During 2003, the Corporation’s banking segment sold $48.0 million of available for sale investment securities and recognized a gain of approximately $4.2 million. Impairment losses associated with retained interests held in the form of interest-only strips associated with its auto securitization activities amounted to $4.1 million in 2003.

Other noninterest income amounted to $164.0 million in 2004 compared to $163.5 million in 2003. Loan fees, which include prepayment charges, and other commissions and fees increased $12.8 million. Losses from the sale and securitization of auto loans including write-downs of auto loans held for sale amounted to $3.4 million in 2004 compared to gains from the sale and securitization of auto loans of $2.7 million in 2003. The losses incurred in 2004 were primarily due to lower interest rate spreads associated with new auto loan production in a rising interest rate environment. Auto loans securitized and sold amounted to $0.5 billion in 2004 compared to $0.8 billion in 2003. During 2003, the Corporation sold six branches and recognized $5.0 million in gains.

Other Expense

Total other expense amounted to $1,846.3 million in 2005 compared to $1,595.6 million in 2004, an increase of $250.7 million or 15.7%.

The acquisitions by Metavante had a significant impact on the year-to-year comparability of operating expenses in 2005 compared to 2004. Approximately $182.1 million of the 2005 versus 2004 operating expense growth was attributable to the acquisitions. As all acquisitions were accounted for using the purchase method of accounting, the operating expenses of the acquired entities are included in the consolidated operating expenses from the dates the acquisitions were completed. Operating expenses associated with acquisitions completed in 2004 are reflected for the full year in 2005 as opposed to a partial year in 2004. Acquisitions completed in 2005 directly affect the current year but have no impact on the prior year.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by dividing total other expense by the sum of total other income (including Capital Markets Group-related investment gains but excluding other securities gains and losses) and net interest income on a fully taxable equivalent basis. The Corporation’s efficiency ratios for the years ended December 31, 2005, 2004, and 2003 were:

Efficiency Ratios	2005	2004	2003
Consolidated Corporation	61.5%	61.1%	63.0%
Consolidated Corporation Excluding Metavante	48.4	48.4	52.4

The Corporation estimates that its expense growth in 2005 compared to 2004, excluding the effect of the acquisitions and the impact of the 2004 significant transactions previously discussed, was approximately $86.7 million or 5.9%.

Salaries and employee benefits expense amounted to $1,042.7 million in 2005 compared to $887.3 million in 2004, an increase of $155.4 million or 17.5%. Salaries and benefits expense related to the Metavante acquisitions contributed approximately $92.8 million to the expense growth in 2005 compared to 2004. The remainder of the increase was primarily attributable to the banking segment which reflects increased incentive compensation associated with loan and deposit growth and increased personnel to build out product lines in markets outside Wisconsin as well as increased personnel for de novo branch expansion. Management expects these activities will continue in 2006.

Net occupancy and equipment expense amounted to $215.6 million in 2005 compared to $192.9 million in 2004, an increase of $22.7 million. Net occupancy and equipment expense related to the Metavante acquisitions contributed approximately $20.7 million to the expense growth in 2005 compared to 2004.

Software expenses amounted to $58.0 million in 2005 compared to $50.0 million in 2004, an increase of $8.0 million or 15.9%. Software expense related to the Metavante and banking acquisitions contributed approximately $4.5 million to the expense growth in 2005 compared to 2004. The banking segment contributed $2.7 million to the growth in software expenses in 2005 compared to 2004.

Processing charges amounted to $62.6 million in 2005 compared to $52.2 million in 2004, an increase of $10.4 million or 19.9%. Processing charges related to the Metavante acquisitions contributed approximately $11.9 million to the expense growth in 2005 compared to 2004.

Supplies and printing expense, professional services expense and shipping and handling expense amounted to $149.8 million in 2005 compared to $135.1 million in 2004, an increase of $14.7 million or 10.8%. The Metavante acquisitions contributed approximately $11.8 million to the expense growth in 2005 compared to 2004.

Amortization of intangibles amounted to $31.1 million in 2005 compared to $27.9 million in 2004. Amortization and valuation reserves associated with mortgage servicing rights declined $1.3 million. At December 31, 2005, the carrying value of mortgage servicing rights amounted to $2.8 million. Amortization of intangibles increased $6.9 million in 2005 compared to 2004 due to Metavante’s acquisitions. For the year ended December 31, 2005, $0.4 million of goodwill was included in the determination of the gains associated with the sale of certain trust custody businesses and the gains from branch divestitures. Goodwill is subject to periodic tests for impairment. The Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2005 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit. At December 31, 2005, none of the Corporation’s other intangible assets were determined to have indefinite lives.

Other noninterest expenses amounted to $286.5 million in 2005 compared to $250.2 million in 2004, an increase of $36.3 million. The Metavante acquisitions contributed approximately $32.5 million to the expense growth in 2005 compared to 2004. Excluding the impact of the Metavante acquisitions, advertising, travel and card related expenses increased by $16.7 million in 2005 compared to 2004. As previously discussed, during 2004 the Corporation prepaid and retired certain higher cost long-term debt and terminated some related receive floating / pay fixed interest rate swaps designated as cash flow hedges resulting in a loss of $6.9 million. During 2004, Metavante sold its small business 401k Retirement Plan Services operations and also sold the direct customer base of Paytrust.com resulting in an aggregate loss of approximately $7.1 million. Charitable foundation expense over and above normal levels amounted to $5.0 million in 2004.

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization, write-offs of software and the amortization associated with the software obtained in the acquisitions resulted in a net decrease in other noninterest expense of $8.3 million in 2005 compared to 2004. During 2004, Metavante determined that certain purchased and internally developed software will no longer be used or was impaired and such software was written off. Capitalized software costs written off as a result of these decisions amounted to $8.7 million in 2004.

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

Amortization of intangibles amounted to $27.9 million in 2004 compared to $23.8 million in 2003. Amortization and valuation reserves associated with mortgage servicing rights declined $0.7 million. At December 31, 2004, the carrying value of mortgage servicing rights amounted to $3.5 million. Amortization associated with the 2004 acquisitions amounted to $7.6 million in the current year. Goodwill is subject to periodic tests for impairment. Based upon an updated the analysis as of June 30, 2004, the Corporation concluded that there continued to be no impairment with respect to goodwill at any reporting unit. At December 31, 2004, none of the Corporation’s other intangible assets were determined to have indefinite lives. For the year ended December 31, 2004, $2.0 million of goodwill and $8.5 million of customer intangibles were included by Metavante in the determination of the loss associated with the sale of the small business 401k Retirement Plan Services operations and the direct customer base of Paytrust.com.

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

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization, write-offs of software and the amortization associated with the software obtained in the acquisitions resulted in an increase in other noninterest expense and accounted for approximately $8.8 million of the total increase in other operating expense in 2004 compared to 2003. During 2004 and 2003, Metavante determined that certain purchased and internally developed software will no longer be used or was impaired and such software was written off. Capitalized software costs written off as a result of these decisions amounted to $8.7 million in 2004 and $22.8 million in 2003 and are included in other noninterest expense for the respective periods.

Income Tax Provision

The provision for income taxes was $362.9 million in 2005, $317.9 million in 2004, and $214.3 million in 2003. The effective tax rate in 2005 was 33.3% compared to 33.6% in 2004 and 28.3% in 2003.

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

Liquidity and Capital Resources

Shareholders’ equity was $4.67 billion or 10.1% of total consolidated assets at December 31, 2005, compared to $3.89 billion or 9.6% of total consolidated assets at December 31, 2004. The increase at December 31, 2005 was primarily due to earnings net of dividends paid.

In the second quarter of 2005, the Corporation’s Board of Directors authorized an increase in the quarterly cash dividend paid on the Corporation’s common stock, from $0.21 per share to $0.24 per share, or 14.3%.

Shareholders’ equity at December 31, 2005 includes the effect of certain common stock issuances during the current year. During 2005, the Corporation issued 5.3 million shares of its common stock valued at $241.1 million in conjunction with five acquisitions completed by Metavante. In addition, the Corporation issued 0.7 million shares of its common stock valued at $25.1 million to fund its 2004 obligations under its retirement and employee stock ownership plans and its employee stock purchase plan.

During the fourth quarter of 2005, the Corporation entered into an equity distribution agreement whereby the Corporation may offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. However, the Corporation will not sell more than the number of shares of its common stock necessary for the aggregate gross proceeds from such sales to reach $150.0 million. During the fourth quarter of 2005, the Corporation issued 0.2 million shares of its common stock with net proceeds from the sales of $6.7 million. The proceeds from these issuances were used for general corporate purposes, including maintaining capital at desired levels.

The Corporation has a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock can be repurchased annually. No shares were acquired under the program in 2005. During 2004, the Corporation repurchased 2.3 million shares at an aggregate cost of $88.5 million. During 2003, the Corporation repurchased 6.0 million shares at an aggregate cost of $210.9 million.

At December 31, 2005 the net loss in accumulated other comprehensive income amounted to $37.3 million which represents a negative change in accumulated other comprehensive income of $60.6 million since December 31, 2004. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $36.3 million at December 31, 2005, compared to a net gain of $31.1 million at December 31, 2004, resulting in a net loss of $67.4 million over the twelve month period. The unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges declined $6.8 million since December 31, 2004, resulting in a net increase in shareholders’ equity.

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

On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation’s common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation currently estimates that it will issue approximately 8.7 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts. Before issuance of the common shares upon settlement of the stock purchase contracts, the stock purchase contracts will be reflected in diluted earnings per share calculations using the treasury stock method. Under the treasury stock method, the Corporation expects there will be some dilutive effect on earnings per share for periods when the average market price of the Corporation’s common stock for the reporting period is above $46.28 and that there could be some dilutive effect on earnings per share for periods when the average market price of the Corporation’s common stock for the reporting period is above the average market price of the Corporation’s common stock for the twenty trading days ending on the third trading day immediately preceding the end of the reporting period. There was no dilutive effect on earnings per share for the years ended December 31, 2005 and 2004.

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

The Corporation’s most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $5.7 billion at December 31, 2005, represent a highly accessible source of liquidity. The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.6 billion at December 31, 2005, provides liquidity from maturities and interest payments. The Corporation’s mortgage loans held for sale provide additional liquidity. These loans represent recently funded home mortgage loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $17.1 billion in 2005. The Corporation’s banking affiliates may also access the Federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits, which averaged $6.7 billion in 2005, are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s banking affiliates to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

M&I Bank has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. As shown and discussed in Note 13 in the Notes to the Consolidated Financial Statements, longer-term bank notes outstanding at December 31, 2005, amounted to $5.8 billion of which $1.3 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity for M&I. M&I has filed a number of shelf registration statements that are intended to permit M&I to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

During the third quarter of 2005, the Corporation amended the shelf registration statement originally filed with the Securities and Exchange Commission during the second quarter of 2004 to describe the equity distribution agreement previously discussed. That shelf registration statement enables the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At December 31, 2005, approximately $1.3 billion was available under the shelf registration statement for future securities issuances.

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue up to 6.0 million shares of its common stock which may be offered and issued from time to time in connection with the acquisition by M&I, Metavante and/or other consolidated subsidiaries of businesses that the Corporation determines to be to its advantage as they become available. At December 31, 2005, there were 3.1 million shares of common stock available under the shelf registration statement for future issuances.

Under another shelf registration statement, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At December 31, 2005, no Series F notes had been issued. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At December 31, 2005, MiNotes issued amounted to $0.2 billion. Additionally, the Corporation has a commercial paper program. At December 31, 2005, commercial paper outstanding amounted to $0.3 billion.

Contractual Obligations

The following table summarizes the Corporation’s more significant contractual obligations at December 31, 2005. Excluded from the following table are a number of obligations to be settled in cash. These items are reflected in the Corporation’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument.

		Payments Due by Period ($ in millions)
Contractual Obligations	Note Ref	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Certificate of Deposit and Other Time Deposit Obligations	(1)	$11,705.5	$7,812.8	$2,653.4	$451.8	$787.5
Short-term Debt Obligations	(2)	3,020.0	3,020.0	—	—	—
Long-term Debt Obligations	(3)	11,879.8	2,987.0	2,818.5	1,982.1	4,092.2
Capital Lease Obligations		1.8	1.7	0.1	—	—
Minimum Operating Lease Obligations		178.0	36.7	57.1	36.5	47.7
Obligations to Purchase Foreign Currencies	(4)	338.7	338.7	—	—	—
Purchase Obligations — Facilities (Additions, Repairs and Maintenance)		30.6	20.0	0.9	0.8	8.9
Purchase Obligations — Technology		89.8	73.4	10.3	6.1	—
Purchase Obligations — Other		8.3	6.3	2.0	—	—
Other Obligations:
Unfunded Investment Obligations	(5)	10.3	6.7	3.1	0.4	0.1
Acquisition Obligations	(6)	21.5	21.5	—	—	—
Wholesale Loan Purchase Obligations	(7)	400.0	400.0	—	—	—
Defined Contribution Pension Obligations	(8)	64.2	64.2	—	—	—
Health and Welfare Benefits	(9)	—	—	—	—	—
Postretirement Benefit Obligations		7.0	7.0	—	—	—

Total		$27,755.5	$14,796.0	$5,545.4	$2,477.7	$4,936.4

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

(1)	Certain retail certificates of deposit and other time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. Brokered certificates of deposits may be redeemed early upon the death or adjudication of incompetence of the holder.
(2)	See Note 12 in Notes to Consolidated Financial Statements for a description of the Corporation’s various short-term borrowings. Many short-term borrowings such as Federal funds purchased and security repurchase agreements and commercial paper are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash.
(3)	See Note 13 in Notes to Consolidated Financial Statements for a description of the Corporation’s various long-term borrowings. The amounts shown in the table include interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon rates in effect at December 31, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(4)	See Note 19 in Notes to Consolidated Financial Statements for a description of the Corporation’s foreign exchange activities. The Corporation generally matches commitments to deliver foreign currencies with obligations to purchase foreign currencies which minimizes the immediate need for cash.
(5)

The Corporation also has unfunded obligations for certain investments in investment funds. Under the obligations for certain investments in investment funds the Corporation could be required to invest an additional $47.3 million if the investment funds identify and commit to invest in additional qualifying investments. The investment funds have limited lives and defined periods for investing in new qualifying investments or providing additional funds to existing investments. As a result, the timing and amount of the funding requirements for these obligations are uncertain and could expire with no additional funding requirements.

(6)	Represents contingent consideration that the Corporation has determined to be owed beyond a reasonable doubt.
(7)	Represents an estimate of the minimum purchase obligation amount. The obligation to sell is on a best-efforts basis and may result in no purchases or more purchases than shown in the table in any given period. In addition, the actual purchase price will be determined at the time of purchase.
(8)	See Note 17 in Notes to Consolidated Financial Statements for a description of the Corporation’s defined contribution program. The amount shown represents the unfunded contribution for the year ended December 31, 2005.
(9)	The health and welfare benefit plans are periodically funded throughout each plan year with participant contributions and the Corporation’s portion of benefits expected to be paid.

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

Certain guarantees may be a source of potential risk to future liquidity, capital resources and results of operations. Guarantees may be in the form of contracts that contingently require the guarantor to make payments to the guaranteed party based on: (1) changes in an underlying instrument or variable such as a financial standby letter of credit; (2) failure to perform under an obligating agreement such as a performance standby letter of credit; and (3) indemnification agreements that require the indemnifying party to make payments to the indemnified party based on changes in an underlying instrument or variable that is related to an asset, a liability or an equity security of the indemnified party, such as an adverse judgment in a lawsuit. The Corporation, for a fee, regularly enters into standby letters of credit transactions and provides certain indemnifications against loss in conjunction with software sales, merchant credit card processing and securities lending activities which are described in detail in Notes 18 and 23 in Notes to Consolidated Financial Statements.

Companies may structure and facilitate off-balance sheet arrangements by retaining an interest in assets transferred to an unconsolidated entity. Such interests may be in the form of a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity, cash collateral accounts, recourse obligations or other forms of credit, liquidity, or market risk support. These subordinated interests protect the senior interests in the unconsolidated entity in the event a portion of the underlying transferred assets becomes uncollectible or there are insufficient funds to repay senior interest obligations. The Corporation uses such arrangements primarily in conjunction with its indirect automobile lending activities which are described in detail in Note 8 in Notes to Consolidated Financial Statements and in the discussion of critical accounting policies which follows this discussion.

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

Also at December 31, 2005, the Corporation did not hold any material variable interests in entities that provide it liquidity, market risk or credit risk support, or engage in leasing, hedging or research and development services with the Corporation. As described in Note 13 in Notes to Consolidated Financial Statements, the Corporation holds all of the common interest in M&I Capital Trust A and M&I Capital Trust B which issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation. The Corporation does not consolidate M&I Capital Trust A or M&I Capital Trust B.

Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained herein and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management continues to consider the following to be those accounting policies that require significant judgments and assumptions:

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at December 31, 2005:

In general, the Corporation’s borrowing customers appear to have successfully managed their businesses through the prior economic downturn, the economy is improving and the Corporation’s customer base is showing signs of increased business activity as evidenced by the loan growth experienced in 2005 compared to 2004.

At December 31, 2005, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and the airline industries. The majority of the commercial charge-offs incurred in recent periods were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors have been more adversely affected by the previous economic slowdown. Reduced revenues causing a declining utilization of the industry’s capacity levels have impacted manufacturing. As a result, collateral values and the amounts realized through the sale or liquidation of manufacturing plant and equipment have declined accordingly.

During the fourth quarter of 2005, the Corporation’s commitments to Shared National Credits were approximately $3.1 billion with usage averaging around 45%. Many of the Corporation’s largest charge-offs have come from the Shared National Credit portfolio. Although these factors result in an increased risk profile, as of December 31, 2005, Shared National Credit nonperforming loans amounted to $3.9 million. The Corporation’s exposure to Shared National Credits is monitored closely given this lending group’s loss experience.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. Each of these regions has cultural and environmental factors that are unique to it. The uncertainty regarding the inherent losses in their respective loan portfolios continue to present increased risks which have been mitigated by the implementation of the Corporation’s credit underwriting and monitoring processes. At December 31, 2005, total nonperforming loans and leases as a percent of total loans and leases for the Minnesota and Missouri regions combined was somewhat higher than nonperforming loans and leases as a percent of total loans and leases for the other regions and the consolidated total.

At December 31, 2005, nonperforming loans and leases amounted to $140.6 million or 0.41% of consolidated loans and leases compared to $132.4 million or 0.45% at December 31, 2004 and $172.8 million or 0.69% at December 31, 2003. Nonaccrual loans and leases increased $7.0 million or 5.5% at year-end 2005 compared to year-end 2004. The net increase was primarily due to increases in nonaccrual home equity lines of credit.

Net charge-offs amounted to $39.1 million or 0.12% of average loans and leases in 2005 compared to $29.4 million or 0.11% of average loans and leases in 2004 and $51.8 million or 0.21% of average loans and leases in 2003. Included in net charge-offs for 2003 was a $19.0 million charge-off related to the carrying value of lease obligations to a regional airline.

Net charge-offs and nonperforming loans and leases in 2005 and 2004 were better than management had expected. The ratio of net charge-offs to average loans and leases to some extent reflect a higher than normal level of recoveries. The ratio of recoveries to charge-offs was 34.3% in 2005 and 42.1% in 2004 compared to a five year average of 27.9%. Although positive resolutions continue to be achieved on prior charge-offs, recoveries are expected to continue to trend downwards. Management expects net charge-offs and nonperforming loans to trend to historical levels that would indicate net charge-offs as a percent of average loans and leases to be more in the range of 0.15% to 0.20% and nonperforming loans and leases as a percent of total loans and leases to range from current levels to 0.60%.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $363.8 million or 1.06% of loans and leases outstanding at December 31, 2005. The allowance for loan and lease losses was $358.1 million or 1.21% of loans and leases outstanding at December 31, 2004. Consistent with the relatively stable credit quality trends noted above, the provision for loan and lease losses amounted to $44.8 million in 2005, compared to $38.0 million and $63.0 million in 2004 and 2003, respectively. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

Capitalized Software and Conversion Costs

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the years ended December 31, 2005 and 2004, the amount of software costs capitalized amounted to $40.8 million and $38.1 million, respectively. Amortization expense of software costs amounted to $57.7 million and $50.4 million for the years ended December 31, 2005 and 2004, respectively.

During 2004, Metavante determined that certain products had limited growth potential. As a result of strategic product reviews and the results of net realizable tests on these products, Metavante determined that the capitalized software and other assets associated with the products were impaired. Total capitalized software costs written off amounted to $8.7 million and are included in other noninterest expense in 2004.

As a result of a change in product strategies, Metavante determined that certain purchased and internally developed software would no longer be used and such software was written off in 2003. Total capitalized software costs written off as a result of these decisions amounted to $22.8 million and is included in other noninterest expense in 2003.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or buyout fees in case of early termination. For the years ended December 31, 2005 and 2004, the amount of conversion costs capitalized amounted to $10.5 million and $9.4 million, respectively. Amortization expense of conversion costs amounted to $10.5 million and $13.5 million for the years ended December 31, 2005 and 2004, respectively.

Net unamortized costs, which are included in Accrued Interest and Other Assets in the Consolidated Balance Sheets, at December 31, were ($ in millions):

	2005	2004
Software	$154.0	$161.1
Conversions	26.7	26.5

Total	$180.7	$187.6

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

The Corporation sells financial assets in a two-step process that results in a surrender of control over the assets, as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and cash reserve accounts. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions – credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Actual results can differ from expected results.

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

During 2003, the Corporation recognized impairment losses of $4.1 million that are included in net investment securities gains in the Consolidated Statements of Income. The impairment was a result of the differences between actual prepayments and credit losses experienced compared to the expected prepayments and credit losses used in measuring the initial retained interests. The impairments on the retained interests, held in the form of interest-only strips, were deemed to be other than temporary. No impairment losses were recognized in 2004 or 2005.

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $954.2 million and $1,003.0 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the carrying amount of retained interests amounted to $25.9 million and $42.2 million, respectively.

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

At December 31, 2005, highly rated investment securities in the amount of $270.0 million were outstanding in the QSPE to support the outstanding commercial paper.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios — a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2005:

Hypothetical Change in Interest Rates	Impact to 2006 Pretax Income
100 basis point gradual rise in rates	-0.2%
100 basis point gradual decline in rates	0.0%

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of December 31, 2005 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values for the companies of the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At December 31, 2005, the carrying value of total active capital markets investments amounted to approximately $36.9 million.

At December 31, 2005, M&I Trust Services administered $82.8 billion in assets and directly managed $18.9 billion in assets. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Consolidated Balance Sheets

December 31 ($000’s except share data)

	2005	2004
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$1,155,263	$838,668
Federal Funds Sold and Security Resale Agreements	209,869	72,515
Money Market Funds	49,219	76,955

Total Cash and Cash Equivalents	1,414,351	988,138

Investment Securities:
Trading Securities, at Market Value	29,779	18,418
Interest Bearing Deposits at Other Banks	40,659	23,105
Available for Sale, at Market Value	5,701,703	5,358,999
Held to Maturity, Market Value $638,135 ($765,101 in 2004)	618,554	726,386

Total Investment Securities	6,390,695	6,126,908
Loans Held for Sale	277,847	81,662

Loans and Leases:
Loans and Leases, Net of Unearned Income of $107,244 ($85,025 in 2004)	33,889,066	29,455,110
Less: Allowance for Loan and Lease Losses	363,769	358,110
Net Loans and Leases	33,525,297	29,097,000
Premises and Equipment, Net	490,687	467,225
Goodwill and Other Intangibles	2,461,461	2,126,433
Accrued Interest and Other Assets	1,652,379	1,550,036

Total Assets	$46,212,717	$40,437,402

Liabilities and Shareholders’ Equity
Deposits:
Noninterest Bearing	$5,525,019	$4,888,426
Interest Bearing	22,149,202	21,566,661

Total Deposits	27,674,221	26,455,087
Short-term Borrowings	5,626,734	3,530,036
Accrued Expenses and Other Liabilities	1,575,282	1,535,866
Long-term Borrowings	6,668,670	5,026,599

Total Liabilities	41,544,907	36,547,588

Shareholders’ Equity:
Series A Convertible Preferred Stock, $1.00 par value, 2,000,000 Shares Authorized	—	—
Common Stock, $1.00 par value, 700,000,000 Shares Authorized; 244,587,222 Shares Issued (244,432,222 Shares in 2004)	244,587	244,432
Additional Paid-in Capital	767,328	671,815
Retained Earnings	4,021,158	3,508,477
Accumulated Other Comprehensive Income, Net of Related Taxes	(37,291)	23,338
Less: Treasury Stock, at Cost: 9,148,493 Shares (17,091,528 in 2004)	277,423	518,231
Deferred Compensation	50,549	40,017

Total Shareholders’ Equity	4,667,810	3,889,814

Total Liabilities and Shareholders’ Equity	$46,212,717	$40,437,402

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

Years ended December 31 ($000’s except share data)

	2005	2004	2003
Interest Income
Loans and Leases	$1,926,377	$1,404,189	$1,304,060
Investment Securities:
Taxable	214,537	200,107	165,075
Exempt from Federal Income Taxes	64,127	58,826	57,968
Trading Securities	229	271	258
Short-term Investments	8,675	2,397	2,559

Total Interest Income	2,213,945	1,665,790	1,529,920

Interest Expense
Deposits	544,920	276,102	228,216
Short-term Borrowings	106,333	61,256	81,070
Long-term Borrowings	330,144	196,440	163,348

Total Interest Expense	981,397	533,798	472,634

Net Interest Income	1,232,548	1,131,992	1,057,286
Provision for Loan and Lease Losses	44,795	37,963	62,993

Net Interest Income After Provision for Loan and Lease Losses	1,187,753	1,094,029	994,293

Other Income
Data Processing Services	1,141,371	891,005	657,827
Item Processing	43,685	43,148	42,814
Trust Services	165,679	150,917	126,759
Service Charges on Deposits	94,855	99,772	102,528
Gains on Sale of Mortgage Loans	42,396	27,171	54,143
Other Mortgage Banking Revenue	3,645	7,925	16,109
Net Investment Securities Gains	45,414	35,352	21,572
Life Insurance Revenue	27,079	27,254	30,507
Other	184,821	163,951	163,542

Total Other Income	1,748,945	1,446,495	1,215,801

Other Expense
Salaries and Employee Benefits	1,042,744	887,279	797,518
Net Occupancy	88,656	77,209	67,626
Equipment	126,942	115,650	111,354
Software Expenses	57,987	50,021	44,747
Processing Charges	62,646	52,239	48,295
Supplies and Printing	23,933	23,581	22,118
Professional Services	53,641	43,763	44,429
Shipping and Handling	72,201	67,772	51,765
Amortization of Intangibles	31,103	27,852	23,785
Other	286,478	250,192	240,070

Total Other Expense	1,846,331	1,595,558	1,451,707

Income Before Income Taxes	1,090,367	944,966	758,387
Provision for Income Taxes	362,898	317,880	214,282

Net Income	$727,469	$627,086	$544,105

Net Income Per Common Share
Basic	$3.15	$2.81	$2.41
Diluted	3.10	2.77	2.38

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years ended December 31 ($000’s)

	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$727,469	$627,086	$544,105
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	206,882	195,223	200,085
Provision for Loan and Lease Losses	44,795	37,963	62,993
(Benefit) Provision for Deferred Taxes	(9,219)	9,344	(45,823)
Gains on Sales of Assets	(106,705)	(32,502)	(45,507)
Proceeds from Sales of Trading Securities and Loans Held for Sale	9,175,833	7,721,503	11,637,141
Purchases of Trading Securities and Loans Held for Sale	(9,136,336)	(7,513,518)	(11,240,640)
Other	(257,658)	(37,666)	(78,786)

Total Adjustments	(82,408)	380,347	489,463

Net Cash Provided by Operating Activities	645,061	1,007,433	1,033,568

Cash Flows From Investing Activities:
Proceeds from Sales of Securities Available for Sale	104,280	12,467	41,838
Proceeds from Maturities of Securities Available for Sale	1,260,242	1,265,998	2,840,754
Proceeds from Maturities of Securities Held to Maturity	108,554	94,907	122,856
Purchases of Securities Available for Sale	(1,792,054)	(1,775,775)	(3,449,841)
Purchases of Securities Held to Maturity	—	—	(1,000)
Net Increase in Loans	(4,545,258)	(4,571,125)	(1,857,480)
Purchases of Assets to be Leased	(281,991)	(215,578)	(243,955)
Principal Payments on Lease Receivables	226,504	291,608	450,224
Purchases of Premises and Equipment, Net	(93,624)	(80,428)	(62,125)
Acquisitions, Net of Cash and Cash Equivalents Acquired	(94,399)	(1,012,100)	(29,395)
Other	(15,390)	25,142	18,002

Net Cash Used in Investing Activities	(5,123,136)	(5,964,884)	(2,170,122)

Cash Flows From Financing Activities:
Net Increase in Deposits	1,295,837	4,200,843	1,886,561
Proceeds from Issuance of Commercial Paper	5,310,137	6,442,232	7,790,467
Principal Payments on Commercial Paper	(5,241,685)	(6,534,320)	(7,737,360)
Net Increase (Decrease) in Other Short-term Borrowings	1,029,234	(1,584,827)	(842,636)
Proceeds from Issuance of Long-term Borrowings	3,279,779	3,040,500	1,278,629
Payment of Long-term Borrowings	(604,735)	(455,829)	(1,164,025)
Dividends Paid	(214,788)	(179,855)	(158,007)
Purchases of Common Stock	—	(98,385)	(201,044)
Proceeds from the Issuance of Common Stock	60,911	206,666	49,063
Other	(10,402)	(3,062)	—

Net Cash Provided by Financing Activities	4,904,288	5,033,963	901,648

Net Increase (Decrease) in Cash and Cash Equivalents	426,213	76,512	(234,906)
Cash and Cash Equivalents, Beginning of Year	988,138	911,626	1,146,532

Cash and Cash Equivalents, End of Year	$1,414,351	$988,138	$911,626

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$906,308	$506,773	$500,698
Income Taxes	366,431	283,588	297,143

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumulated Other Compre- hensive Income
Balance, December 31, 2002		$—	$240,833	$569,162	$2,675,148	$(381,878)	$(22,170)	$(44,427)
Comprehensive Income:
Net Income	$544,105	—	—	—	544,105	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $6,489	(12,016)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $2,008	(3,729)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(15,745)	—	—	—	—	—	—	(15,745)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $3,635	(6,748)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $37,485	69,614	—	—	—	—	—	—	—

Net Gains (Losses)	62,866	—	—	—	—	—	—	62,866

Other Comprehensive Income	47,121	—	—	—	—	—	—	—

Comprehensive Income	$591,226	—	—	—	—	—	—	—

Issuance of 2,989,875 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(16,396)	—	79,908	(5,589)	—
Acquisition of 5,996,799 Common Shares		—	—	(112)	—	(211,592)	612	—
Dividends Declared on Common Stock—$0.700 Per Share		—	—	—	(158,007)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	360	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	11,905	—	—	—	—
Other		—	—	(290)	—	—	—	—

Balance, December 31, 2003		$—	$240,833	$564,269	$3,061,246	$(513,562)	$(26,787)	$2,694

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumulated Other Compre- hensive Income
Balance, December 31, 2003		$—	$240,833	$564,269	$3,061,246	$(513,562)	$(26,787)	$2,694
Comprehensive Income:
Net Income	$627,086	—	—	—	627,086	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $5,692	(10,476)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $139	(258)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(10,734)	—	—	—	—	—	—	(10,734)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $5,821	10,810	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $11,075	20,568	—	—	—	—	—	—	—

Net Gains (Losses)	31,378	—	—	—	—	—	—	31,378

Other Comprehensive Income	20,644	—	—	—	—	—	—	—

Comprehensive Income	$647,730	—	—	—	—	—	—	—

Issuance of 3,599,700 Common Shares		—	3,599	146,300	—	—	—	—
Present Value of Stock Purchase Contract and Allocated Fees and Expenses for Common SPACESSM		—	—	(34,039)	—	—	—	—
Issuance of 2,825,014 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(20,466)	—	85,342	(7,167)	—
Acquisition of 2,310,053 Common Shares		—	—	(41)	—	(90,011)	197	—
Dividends Declared on Common Stock—$0.810 Per Share		—	—	—	(179,855)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(6,260)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	16,064	—	—	—	—
Other		—	—	(272)	—	—	—	—

Balance, December 31, 2004		$—	$244,432	$671,815	$3,508,477	$(518,231)	$(40,017)	$23,338

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2004		$—	$244,432	$671,815	$3,508,477	$(518,231)	$(40,017)	$23,338
Comprehensive Income:
Net Income	$727,469	—	—	—	727,469	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $36,387	(66,670)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $388	(722)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(67,392)	—	—	—	—	—	—	(67,392)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $5,499	10,211	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $1,857	(3,448)	—	—	—	—	—	—	—

Net Gains (Losses)	6,763	—	—	—	—	—	—	6,763

Other Comprehensive Income	(60,629)	—	—	—	—	—	—	—

Comprehensive Income	$666,840	—	—	—	—	—	—	—

Issuance of 155,000 Common Shares		—	155	6,496	—	—	—	—
Issuance of 5,254,523 Treasury Common Shares in the 2005 Business Combinations		—	—	81,778	—	159,317	—	—
Issuance of 2,358,561 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(9,605)	—	71,663	(7,877)	—
Issuance of 355,046 Treasury Common Shares for Retirement Plan Funding		—	—	3,611	—	10,765	—	—
Acquisition of 25,095 Common Shares		—	—	(66)	—	(937)	281	—
Dividends Declared on Common Stock—$0.930 Per Share		—	—	—	(214,788)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(2,936)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	13,581	—	—	—	—
Other		—	—	(282)	—	—	—	—

Balance, December 31, 2005		$—	$244,587	$767,328	$4,021,158	$(277,423)	$(50,549)	$(37,291)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a financial holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers are provided through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), which is headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one state chartered bank headquartered in St. Louis, Missouri, and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota and St. Louis, Missouri metropolitan areas, Duluth, Minnesota, Belleville, Illinois, Las Vegas, Nevada and Naples and Bonita Springs, Florida, as well as on the Internet. Financial and data processing services and software sales are provided through the Corporation’s subsidiary Metavante Corporation (“Metavante”) and its nonbank subsidiaries primarily to financial institutions throughout the United States. Other financial services provided by M&I include: personal property lease financing to consumer and commercial customers; investment management and advisory services; commercial and residential mortgage banking; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, Nevada and Indiana; and brokerage and insurance services.

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

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Certain amounts in the 2004 and 2003 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

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

Allowance for loan and lease losses—The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated losses inherent in the loan and lease portfolio including loans that have been determined to be impaired. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. Management’s determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management’s continual review, the allowance is adjusted through provisions for loan and lease losses charged against income.

Financial asset sales—The Corporation sells financial assets, in a two-step process that results in a surrender of control over the assets, as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and cash reserve accounts. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions – credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

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

Other real estate owned—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts. Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 2005 and 2004, total other real estate owned amounted to $8,869 and $8,056, respectively.

Data processing services—Data processing and related revenues are recognized as services are performed based on amounts billable under the contracts. Processing services performed that have not been billed to customers are accrued. Revenue includes shipping and handling costs associated with such income producing activities.

Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period. Service revenues from training and consulting are recognized when the services are performed. Conversion revenues associated with the conversion of customers’ processing systems to Metavante’s processing systems are deferred and amortized over the period of the related processing contract, which on average is approximately five years. Deferred revenues, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets, amounted to $111,900 and $97,434 at December 31, 2005 and 2004, respectively.

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

Net unamortized costs, which are included in Accrued Interest and Other Assets in the Consolidated Balance Sheets, at December 31 were:

	2005	2004
Software	$154,058	$161,078
Conversions	26,666	26,524

Total	$180,724	$187,602

Amortization expense, which includes software write-downs, was $68,170, $72,527 and $82,076, for 2005, 2004 and 2003, respectively. During 2004, Metavante determined that certain products had limited growth potential. Based on strategic product reviews and the results of net realizable tests performed on these products, it was determined that the capitalized software and other assets associated with those products were impaired. Total capitalized software costs written off amounted to $8,662 for the year ended December 31, 2004. As a result of a shift in product strategy, Metavante determined that certain internally developed software would no longer be used and wrote-off $21,236 of such software in 2003.

The Corporation annually tests goodwill for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. For purposes of the test, the Corporation’s reporting units are the operating segments as defined in Statement of Financial Accounting Standards No. 131, Disclosures about

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Segments of an Enterprise and Related Information. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. See Note 10 for additional information.

Identifiable intangibles arising from purchase acquisitions with a finite useful life are amortized over their useful lives and consist of core deposit intangibles, contract rights, tradenames and customer lists.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2005, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

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

New accounting pronouncements—In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This statement is effective for accounting changes and corrections of errors made after January 1, 2006. SFAS 154 generally requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle. However, this statement does not change the transition provisions of any existing accounting pronouncement, including those that are in a transition phase as of the effective date of SFAS 154.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces FASB statement No.123, Accounting for Stock-Based Compensation (“SFAS 123”), and supercedes Accounting Principles Board Opinion No. 25 (“APBO 25”), Accounting for Stock Issued to Employees. Statement 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) also provides guidance on measuring the fair value of share-based payment awards.

The Corporation was originally required to adopt SFAS 123(R) beginning in the third quarter of 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year.

In March 2005 the SEC released Staff Accounting Bulletin No. 107, “Share-based Payment” (“SAB 107”). SAB 107 is intended to assist both public entities in applying the provisions of SFAS 123(R) and investors and other users of financial statements in analyzing the information provided under SFAS 123(R).

The following FASB Staff positions (“FSP”) were issued to provide guidance in implementing SFAS 123(R). The guidance in these FSPs should be applied in accordance with the effective date and transition provisions of SFAS 123(R).

In May 2005, the FASB issued FSP EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation. This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation.

In August 2005, the FASB issued FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS 123(R). This FSP defers the requirements under SFAS 123(R) that make a freestanding financial instrument subject to the recognition and measurement requirements of other generally accepted accounting principles when the rights conveyed by the instrument are no longer dependent on the holder being an employee.

In October 2005, the FASB issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as defined in FASB Statement 123(R). One of the criteria for determining that a share-based payment award has been granted under SFAS 123(R) is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. Considering the practical difficulties of personally communicating the key terms and conditions of a share-based payment award, this FSP establishes criteria such that a mutual understanding of the key terms of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if certain criteria are met.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS 123 for recognition purposes. This FSP provides a practical elective alternative transition method that is comprised of (a) a computational component that establishes the beginning balance of the Additional Paid-In Capital (“APIC”) pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). An entity that adopts SFAS 123(R) using either the modified retrospective application or modified prospective application may make a one-time election to adopt the transition method described in this FSP and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

In February 2006, the FASB issued FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. Certain provisions in some share-based payment plans may require an entity to settle outstanding options in cash upon the occurrence of certain contingent events. Under SFAS 123(R), options or similar instruments were required to be classified as liabilities if the entity can be required under any circumstances to settle the option or similar instruments by transferring cash or other assets. This FSP amends SFAS 123(R) such that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control is not classified as a liability until it becomes probable that the event will occur.

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

The largest differences between SFAS 123(R) and APBO 25 as it relates to the Corporation is the amount of compensation cost attributable to the Corporation’s fixed stock option plans and employee stock purchase plan (“ESPP”). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123(R) compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount and the plan meets the definition of a qualified plan of the Internal Revenue Code and meets the requirements of APBO 25. Under SFAS 123(R) the Corporation’s ESPP is compensatory because the plan has a provision that establishes the purchase price as an amount based on the lesser of the Corporation’s common stock price at date of grant or at date of purchase. SFAS 123(R) compensation cost would be approximately equal to the sum of: the initial discount (15% of beginning of plan period price per share) plus; the value of a one year call option on 85% of a share of common stock and; the value of a one year put option on 15% of a share of common stock for each share purchased.

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

The Corporation adopted SFAS 123(R) on January 1, 2006 and has elected the Modified Retrospective Application to implement the new standard. Under this method all prior periods will be restated to reflect the effect of expensing stock options and the employee stock purchase plan.

See Note 16 for a description of the Corporation’s plans and the pro forma effect of the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994. In addition to the effect on net income and earnings per share as shown in Note 16, the Corporation estimates that the impact to Shareholders’ Equity at December 31, 2005 as a result of applying the Modified Retrospective Application method to adopt SFAS 123(R) is as follows:

December 31, 2005
Decrease to Retained Earnings	$(149,544)
Increase to Additional Paid-in Capital	217,205

Net Increase to Shareholders’ Equity	$67,661

The net increase to Shareholders’ Equity represents the deferred income tax benefit outstanding at December 31, 2005 associated with the cumulative effect on net income from 1995 to 2005 from recognizing share-based compensation previously not reported.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP amends SFAS No.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APBO No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in this FSP also nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and supersedes EITF Topic No. D-44, Recognition of Other-than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. See Note 5 in Notes to Consolidated Financial Statements.

In December 2005, the FASB issued FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP was issued to emphasize the requirement to assess the adequacy of disclosures for all lending products especially loan products whose contractual features may increase the exposure of the originator, holder, investor, guarantor, or servicer to risk of nonpayment or realization. See Note 6 in Notes to Consolidated Financial Statements.

2. Earnings Per Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per share computations (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2005
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$727,469	230,849	$3.15

Effect of dilutive securities:
Stock option, restricted stock and other plans	—	4,033

Diluted earnings per share:
Income available to common shareholders	$727,469	234,882	$3.10

	Year Ended December 31, 2004
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$627,086	222,801	$2.81

Effect of dilutive securities:
Stock option, restricted stock and other plans	—	3,750

Diluted earnings per share:
Income available to common shareholders	$627,086	226,551	$2.77

	Year Ended December 31, 2003
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$544,105	226,139	$2.41

Effect of dilutive securities:
Stock option, restricted stock and other plans	—	2,146

Diluted earnings per share:
Income available to common shareholders	$544,105	228,285	$2.38

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Options to purchase shares of common stock not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, are as follows:

Year Ended December 31,	Price Range	Shares
2005	$43.310 — $47.020	62
2004	39.910 — 44.200	3,474
2003	31.045 — 38.250	7,021

3. Business Combinations

The following acquisitions, which are not considered to be material business combinations, were announced during the fourth quarter of 2005:

In December 2005, the Corporation announced the signing of a definitive agreement to acquire Trustcorp Financial, Inc. (“Trustcorp”), a bank holding company headquartered in St. Louis, Missouri. Trustcorp, with consolidated assets of $746.2 million at December 31, 2005, is the parent company of Missouri State Bank & Trust, a bank with seven offices in the St. Louis metropolitan area. Missouri State Bank & Trust offices will become offices of M&I’s affiliate Southwest Bank of St. Louis. Under the terms of the definitive agreement, Trustcorp shareholders will receive 0.7011 of a share of M&I common stock and $7.70 in cash for each Trustcorp share. Based on the price of M&I’s shares when the agreement was executed, the transaction value is approximately $181 million. The acquisition is expected to close in the second quarter of 2006, subject to shareholder and regulatory approvals and other customary closing conditions.

In November 2005, Metavante announced that it signed a definitive agreement to acquire AdminiSource Corporation (“AdminiSource”) of Carrollton, Texas. AdminiSource is a provider of health care payment distribution services, providing printed and electronic payment and remittance advice distribution services for payer organizations nationwide. Metavante completed its acquisition of AdminiSource in January 2006. Total consideration in this transaction consisted of 527,864 shares of M&I common stock valued at $23.2 million and $5.0 million in cash.

In November 2005, the Corporation announced the signing of a definitive agreement to acquire Gold Banc Corporation, Inc. (“Gold Banc”), a bank holding company headquartered in Leawood, Kansas, a part of the Kansas City metropolitan area with consolidated assets at December 31, 2005 of $4.2 billion. Gold Banc is the holding company for Gold Bank, with 11 branches in Kansas, nine of which are in the Kansas City area, and six branches in Missouri, four of which are in the Kansas City area. In addition, Gold Bank has 11 branches in Florida and three branches in Tulsa, Oklahoma. The consideration to Gold Banc shareholders is expected to be $18.50 per Gold Banc share, consisting of $2.78 in cash and $15.72 in the form of M&I common stock. Based on the price of M&I’s shares when the agreement was executed, the total transaction value is approximately $700 million. The current Gold Bank branches are expected to become M&I Bank branches in the second quarter of 2006. The transaction is expected to close in the second quarter of 2006 pending regulatory approval and other customary closing conditions.

In October 2005, Marshall & Ilsley Trust Company, N.A. signed a definitive agreement to acquire the trust and asset management business assets of FirstTrust Indiana of Indianapolis, Indiana, a division of First Indiana Bank, N.A. FirstTrust Indiana offers asset management, trust administration and estate planning services to high net-worth individuals and institutional customers. The FirstTrust Indiana business, with nearly $1 billion in assets under administration, will be integrated into the Corporation’s Trust reporting unit. Marshall & Ilsley Trust Company, N.A. completed the acquisition of FirstTrust Indiana in January 2006 for cash consideration of $15.9 million.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2005:

On November 18, 2005, Metavante completed the acquisition of all of the outstanding stock of LINK2GOV Corp. (“LINK2GOV”) of Nashville, Tennessee for $63.5 million in cash. LINK2GOV is a provider of electronic payment processing services for federal, state and local government agencies in the United States, including the Internal Revenue Service. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $53.2 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $13.4 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

On October 6, 2005, Metavante acquired the membership interests of Brasfield Holdings, LLC (“Brasfield”) and associated members. Brasfield of Birmingham, Alabama provides core processing products and services to community banks which license and use Bankway software from Kirchman Corporation, an indirect subsidiary of Metavante. Total consideration consisted of 335,462 shares of M&I’s common stock valued at $14.6 million and $0.2 million in cash, with up to an additional $25.0 million to be paid based on meeting certain performance criteria. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $19.1 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 9 years amounted to $4.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On August 11, 2005, Metavante completed the acquisition of GHR Systems, Inc. (“GHR”) of Wayne, Pennsylvania for $63.6 million. Total consideration consisted of 1,152,144 shares of M&I’s common stock valued at $52.2 million and $11.4 million in cash. GHR provides loan origination technologies for the residential mortgage and consumer finance industries, offers point of sale products for any channel and comprehensive underwriting, processing and closing technologies. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $42.0 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $10.5 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On August 8, 2005, Metavante completed the acquisition of all of the outstanding capital stock of TREEV LLC (“TREEV”) of Herndon, Virginia for $19.4 million. Total consideration consisted of 353,073 shares of M&I’s common stock valued at $16.4 million and $3.0 million in cash. TREEV provides browser-based document imaging, storage and retrieval products and services for the financial services industry in both lending and deposit environments. TREEV would complement Metavante’s check-imaging products and services by providing solutions for document storage and retrieval, including electronic report storage. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $16.9 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $5.2 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On July 22, 2005, Metavante completed the acquisition of all of the outstanding capital stock of Med-i-Bank, Inc. (“MBI”) of Waltham, Massachusetts for $150.5 million. Total consideration consisted of 2,850,730 shares of M&I’s common stock valued at $133.8 million and $16.7 million in cash. MBI provides electronic payment processing services for employee benefit and consumer-directed healthcare accounts, such as flexible spending accounts, health reimbursement arrangements and health savings account systems. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $117.8 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $25.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

In February 2005, Metavante completed the acquisition of all of the outstanding stock of Prime Associates, Inc. (“Prime”) of Clark, New Jersey, for $24.6 million. Total consideration consisted of 563,114 shares of M&I’s common stock valued at $24.0 million and $0.6 million in cash. Prime is a provider of anti-money laundering and fraud interdiction software and data products for financial institutions, insurance companies and securities firms. Additional consideration up to $4.0 million may be paid based upon attainment of certain earnings levels in the year ending December 31, 2005. Contingent payments, if made, would be reflected as adjustments to goodwill. Initial goodwill, subject to the completion of appraisals and valuations of the assets acquired and liabilities assumed, amounted to $24.6 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $4.6 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

There was no in-process research and development acquired in any of the acquisitions completed by Metavante for the year ended December 31, 2005.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2004:

On November 22, 2004, Metavante completed the acquisition of all of the outstanding common stock of VECTORsgi Holdings, Inc. (“VECTORsgi”). VECTORsgi, based in Addison, Texas, is a provider of banking transaction applications, including electronic check-image processing and image exchange, item processing, dispute resolution and e-commerce for financial institutions and corporations. The aggregate cash purchase price for VECTORsgi was $100.0 million, with up to an additional $35.0 million to be paid based on meeting certain performance criteria. Goodwill amounted to $83.5 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 12 years amounted to $12.4 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On October 20, 2004, Metavante acquired all of the outstanding membership interests of NuEdge Systems LLC (“NuEdge”) for approximately $1.4 million in cash. NuEdge is engaged in the business of providing customer relationship management solutions for enterprise marketing automation. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 8 years amounted to $1.4 million. The intangible resulting from this transaction is deductible for tax purposes.

On September 8, 2004, Metavante acquired certain assets of Response Data Corp. (“RDC”), for approximately $35.0 million in cash. RDC is a New Jersey-based provider of credit card balance transfer, bill pay and convenience check processing. Goodwill amounted to $26.4 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $6.4 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

On July 30, 2004, Metavante completed the acquisition of all of the outstanding common stock of the NYCE Corporation (“NYCE”), for $613.0 million in cash, subject to certain adjustments that may include a return of a portion of the purchase price based on certain future revenue measures. NYCE owns and operates one of the largest electronic funds transfer networks in the United States and provides debit card authorization processing services for automated teller machines (ATMs) and on-line and off-line signature based debit card transactions. At December 31, 2005 goodwill amounted to $448.7 million. The estimated identifiable intangible asset to be amortized (customer relationships and trademark) with an estimated useful life of 20 years for both the customer relationships intangible and for the trademark intangible amounted to $185.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On July 1, 2004, Metavante completed the acquisition of all of the outstanding common stock of Advanced Financial Solutions, Inc. and its affiliated companies (collectively “AFS”), of Oklahoma City, Oklahoma for $141.9 million in cash. AFS is a provider of image-based payment, transaction and document software technologies. AFS also operates an electronic check-clearing network through one of its affiliates. Additional contingent consideration may be paid based on the attainment of certain performance objectives each year, beginning on the date of closing and ending December 31, 2004, and each year thereafter through 2007. Contingent payments, if made, would be reflected as adjustments to goodwill. At December 31, 2005, goodwill amounted to $102.6 million. The estimated identifiable intangible assets to be amortized (customer relationships and non-compete agreements) with an estimated useful life of 12 years for customer relationships and 4 years for non-compete agreements, amounted to $21.5 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

On May 27, 2004, Metavante completed the purchase of certain assets and the assumption of certain liabilities of Kirchman Corporation (“Kirchman”), of Orlando, Florida for $157.4 million in cash. Kirchman is a provider of automation software and compliance services to the banking industry. Goodwill amounted to $160.3 million. The estimated identifiable intangible assets to be amortized (customer relationships and non-compete agreements) with an estimated useful life of 10 years for customer relationships and 5 years for non-compete agreements amounted to $15.8 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

There was no in-process research and development acquired in any of the acquisitions completed by Metavante for the year ended December 31, 2004.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

On January 1, 2004, the Banking segment completed the purchase of certain assets and the assumption of certain liabilities of AmerUs Home Lending, Inc. (“AmerUs”), an Iowa-based corporation engaged in the business of brokering and servicing mortgage and home equity loans for $15.0 million in cash. Goodwill amounted to $5.3 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 3 years amounted to $0.3 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

The following acquisitions, which were not considered material business combinations individually or in the aggregate, were completed during 2003:

In November 2003, Metavante acquired the assets of Printing For Systems, Inc., a Connecticut corporation engaged in the business of printing and delivery of identification cards and other documents for the healthcare insurance industry, including non-financial data processing and direct mail services in connection with such services. The total original cost of this acquisition was $25.0 million which was paid in cash. For three years beginning in 2004, additional contingent payments may be made each year if certain annual revenue and profitability targets are achieved subject to certain other conditions. The maximum total contingent consideration over the three-year contingency period is $25.0 million. There was no in-process research and development acquired in this acquisition. The estimated identifiable intangible to be amortized (customer list) with an estimated life of 8 years amounted to $4.0 million. Goodwill at December 31, 2005 amounted to $40.9 million which includes contingent consideration of $22.5 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

In May 2003, the Corporation’s Trust subsidiary entered into an agreement to purchase for cash certain segments of the employee benefit plan business of a national banking association located in Missouri. This acquisition enhances the Trust subsidiary’s presence in Missouri and complements the Missouri acquisition by the Banking segment in October 2002. The acquired segments were transferred to the Corporation’s Trust subsidiary in accordance with an established conversion schedule that was completed in the first quarter of 2004. The total cost of this acquisition was $4.0 million subject to additional payments up to $7.0 million contingent upon achieving certain revenue targets one year from the completion date of the acquisition. The identifiable intangible to be amortized (customer list) with an estimated life of 6.2 years amounted to $4.0 million. Goodwill at December 31, 2005 amounted to $4.3 million which includes contingent consideration of $3.6 million. The intangibles resulting from this transaction are deductible for tax purposes.

The results of operations of the acquired entities have been included in the consolidated results since the dates the transactions were closed.

4. Cash and Due from Banks

At December 31, 2005 and 2004, $81,009 and $106,911, respectively, of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

5. Securities

The book and market values of selected securities at December 31 were:

	2005		2004
	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$4,456,610	$4,379,148	$4,147,593	$4,157,374
States and political subdivisions	690,849	703,892	479,326	504,027
Mortgage backed securities	118,693	116,464	151,061	150,658
Other	491,928	502,199	533,229	546,940

Total	$5,758,080	$5,701,703	$5,311,209	$5,358,999

Investment Securities Held to Maturity:
States and political subdivisions	$616,554	$636,135	$724,086	$762,801
Other	2,000	2,000	2,300	2,300

Total	$618,554	$638,135	$726,386	$765,101

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The unrealized gains and losses of selected securities at December 31 were:

	2005		2004
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$4,263	$81,725	$23,654	$13,873
States and political subdivisions	18,010	4,967	26,023	1,322
Mortgage backed securities	—	2,229	227	630
Other	10,743	472	13,790	79

Total	$33,016	$89,393	$63,694	$15,904

Investment Securities Held to Maturity:
States and political subdivisions	$19,610	$29	$38,832	$117
Other	—	—	—	—

Total	$19,610	$29	$38,832	$117

The book value and market value of selected securities by contractual maturity at December 31, 2005 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within one year	$206,940	$209,633	$91,604	$92,440
From one through five years	4,092,439	4,025,145	233,974	241,443
From five through ten years	537,124	534,065	166,648	172,693
After ten years	921,577	932,860	126,328	131,559

Total	$5,758,080	$5,701,703	$618,554	$638,135

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$2,782,907	$44,829	$1,202,390	$36,896	$3,985,297	$81,725
State and political subdivisions	201,436	3,249	49,171	1,747	250,607	4,996
Mortgage backed securities	78,900	1,247	37,564	982	116,464	2,229
Other	57,568	386	4,276	86	61,844	472

Total	$3,120,811	$49,711	$1,293,401	$39,711	$4,414,212	$89,422

The investment securities in the above table were temporarily impaired at December 31, 2005. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on December 31, 2005. The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.

The gross investment securities gains and losses, including Capital Markets Group transactions, amounted to $48,012 and $2,598 in 2005, $44,008 and $8,656 in 2004, and $36,784 and $15,212 in 2003, respectively. See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

Income tax expense related to net securities transactions amounted to $15,901, $12,373, and $7,543 in 2005, 2004, and 2003, respectively.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

At December 31, 2005, securities with a value of approximately $1,421,352 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

6. Loans and Leases

Loans and leases at December 31 were:

	2005	2004
Commercial, financial and agricultural	$9,599,361	$8,483,046
Cash flow hedging instruments at fair value	(33,886)	(1,583)

Commercial, financial and agricultural	9,565,475	8,481,463
Real estate:
Construction	3,641,942	2,265,227
Residential mortgage	5,050,803	3,398,790
Home equity loans and lines of credit	4,833,480	5,149,239
Commercial mortgage	8,825,104	8,164,099

Total Real Estate	22,351,329	18,977,355
Personal Personal	1,617,761	1,540,024
Lease financing	632,348	537,930

Total loans and leases	$34,166,913	$29,536,772

Included in residential mortgages in the table previously presented are residential mortgage loans held for sale. Residential mortgage loans held for sale amounted to $198,716 and $67,897 at December 31, 2005 and 2004, respectively. Auto loans held for sale, which are included in personal loans in the table previously presented, amounted to $79,131 and $13,765 at December 31, 2005 and 2004, respectively.

Commercial loans and commercial mortgages are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan.

The Corporation evaluates the credit risk of each commercial customer on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by the type of loan and individual loan customer and may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guarantees, and general security agreements. The Corporation’s access to collateral is dependent upon the type of collateral obtained.

Policies have been established that set standards for the maximum commercial mortgage loan amount by type of property, loan terms, pricing structures, loan-to-value limits by property type, minimum requirements for initial investment and maintenance of equity by the borrower, borrower net worth, property cash flow and debt service coverage as well as policies and procedures for granting exceptions to established underwriting standards.

The Corporation’s residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, using such factors as credit scores, debt-to-income ratios and collateral values. Home equity loans and lines of credit are generally governed by the same lending policies.

Origination activities for commercial construction loans and residential construction loans are similar to those described above for commercial mortgages and residential real estate lending.

The Corporation’s lending activities are concentrated primarily in the Midwest. Approximately 51% of the portfolio consists of loans granted to customers located in Wisconsin, 14% of the loans are to customers located in Arizona, 11% of the loans are to customers in Minnesota and 5% are to customers located in Missouri. The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2005, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Federal banking regulatory agencies have established guidelines in the form of supervisory limits for loan- to-value ratios (“LTV”) in real estate lending. The supervisory limits are based on the type of real estate collateral and loan type (1-4 family residential and non-residential). The guidelines permit financial institutions to grant or purchase loans with LTV ratios in excess of the supervisory LTV limits (“High LTV or HLTV”) provided such exceptions are supported by appropriate documentation or the loans have additional credit support. Federal banking regulatory agencies have also established aggregate limits on the amount of HLTV loans a financial institution may hold. HLTV loans as defined by the supervisory limits, amounted to $3,630 million at December 31, 2005. Approximately $2,120 million of these HLTV loans at December 31, 2005 were secured by owner-occupied residential properties. At December 31, 2005, all of the Corporation’s banking affiliates were in compliance with the aggregate limits for HLTV loans.

Federal banking regulatory agencies have recently expressed concerns that concentrations of loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property may make financial institutions more vulnerable to cyclical real estate markets. Loans secured by vacant land and loans secured by multi-family properties each represented less than 10% of total real estate loans outstanding at December 31, 2005, respectively. Loans secured by non-farm nonresidential properties amounted to $5,114 million with approximately 40% of those loans secured by owner-occupied properties at December 31, 2005. Loans secured by owner-occupied properties generally have risk profiles that are less influenced by the condition of the general real estate market.

The Corporation offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are typical in commercial and business line-of-credit or revolving line-of-credit loans, home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2005, loans with below market or so-called teaser interest rates amounted to less than $3 million. At December 31, 2005, the Corporation did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease. No residual impairment losses were incurred for the years ended December 31, 2005 and 2004.

An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 2005 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

Loans to directors and executive officers:

Balance, beginning of year	$168,746
New loans	313,887
Repayments	(354,160)

Balance, end of year	$128,473

7. Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows:

	2005	2004	2003
Balance, beginning of year	$358,110	$349,561	$338,409
Allowance of loans and leases acquired	—	27	—
Provision charged to expense	44,795	37,963	62,993
Charge-offs	(59,524)	(50,855)	(69,663)
Recoveries	20,388	21,414	17,822

Balance, end of year	$363,769	$358,110	$349,561

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

As of December 31, 2005 and 2004, nonaccrual loans and leases totaled $134,718 and $127,722, respectively.

At December 31, 2005 and 2004 the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows:

	2005		2004
	Recorded Invest- ment	Valuation Allow- ance	Recorded Invest- ment	Valuation Allow- ance
Total impaired loans and leases	$134,861		$128,398
Loans and leases excluded from individual evaluation	(61,090)		(54,481)

Impaired loans evaluated	$73,771		$73,917

Valuation allowance required	$50,113	$18,235	$54,862	$21,203
No valuation allowance required	23,658	—	19,055	—

Impaired loans evaluated	$73,771	$18,235	$73,917	$21,203

The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct write-downs of $31,505 in 2005 and $18,380 in 2004 against the loan balances outstanding. Loans less than $250 are excluded from individual evaluation, but are collectively evaluated as homogeneous pools. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

The average recorded investment in total impaired loans and leases for the years ended December 31, 2005 and 2004 amounted to $135,584 and $145,598, respectively.

Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $8,528 in 2005, $6,591 in 2004 and $7,841 in 2003. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $10,954 in 2005, $10,047 in 2004 and $12,378 in 2003.

8. Variable Interest Entities and Financial Asset Sales

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

During 2005, 2004 and 2003, the Corporation recognized net gains/(losses) of $(1,957), $(3,440) and $2,726, respectively, on the sale and securitization of automobile loans. Net trading (losses)/gains associated with related interest swaps amounted to $(1,078), $(357) and $162 in 2005, 2004, and 2003, respectively.

During 2004 and 2005, there were no impairment losses. For the year ended December 31, 2003, the Corporation recognized impairment losses of $4,082, which is included in net investment securities gains in the Consolidated Statements of Income. The impairment was a result of the differences between actual prepayments

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

and credit losses experienced compared to the expected prepayments and credit losses used in initially measuring retained interests. The impairment of the retained interests, held in the form of interest-only strips, was deemed to be other than temporary.

The values of retained interests are based on cash flow models, which incorporate key assumptions. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations of automobile loans completed during the year were as follows (rate per annum):

	2005	2004
Prepayment speed (CPR)	15-40%	19-35%
Weighted average life (in months)	21.2	20.0
Expected credit losses (based on original balance)	0.22-0.74%	0.20-0.74%
Residual cash flow discount rate	12.0%	12.0%
Variable returns to transferees	Forward one month LIBOR yield curve

For 2005, the prepayment speed and expected credit loss estimates are based on historical prepayment rates, credit losses on similar assets and considers current environmental factors. The prepayment speed curve ramps to its maximum near the end of the fourth year. The expected credit losses are based in part on whether the loan is on a new or used vehicle. The credit loss estimates ramp to their maximum levels near the end of the third year. The expected credit losses presented are based on the original loan balances. The Corporation has not changed any aspect of its overall approach to determining the key economic assumptions. However, on an ongoing basis the Corporation continues to refine the assumptions used in measuring retained interests.

Retained interests and other assets consisted of the following at December 31:

	2005	2004
Interest – only strips	$10,659	$24,092
Cash collateral accounts	15,050	17,969
Servicing advances	237	143

Total retained interests	$25,946	$42,204

At December 31, 2005 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

		Adverse Change in Assumptions
		10%	20%
Weighted average life (in months)	14.1
Prepayment speed	17-42%	$0.5	$1.1
Expected credit losses (based on original balance)	0.20-1.028%	0.6	1.1
Residual cash flows discount rate (annual)	12.0%	0.1	0.2

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

Actual and projected net credit losses represented 0.56% of total automobile loans that have been securitized at December 31, 2005, based on balances at the time of the initial securitization.

The following table summarizes certain cash flows received from and paid to the securitization trusts for the years ended December 31:

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

	2005	2004
Proceeds from new securitizations	$498,858	$494,624
Servicing fees received	5,765	6,176
Net charge-offs	(2,489)	(2,298)
Cash collateral account transfers, net	(2,919)	(7,587)
Other cash flows received on retained interests, net	17,385	32,748

At December 31, 2005 securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

	Securitized	Portfolio	Managed
Loan balances	$954,209	$245,046	$1,199,255
Principal amounts of loans 60 days or more past due	855	1,173	2,028
Net credit losses	2,411	1,431	3,842

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

Highly rated investment securities in the amount of $270.0 million and $280.2 million were outstanding at December 31, 2005 and 2004, respectively, in the QSPE to support the outstanding commercial paper.

The Corporation also holds other variable interests in variable interest entities.

The Corporation is committed to community reinvestment and is required under federal law to take affirmative steps to meet the credit needs of the local communities it serves. The Corporation regularly invests in or lends to entities that: own residential facilities that provide housing for low-to-moderate income families (affordable housing projects); own commercial properties that are involved in historical preservations (rehabilitation projects); or provide funds for qualified low income community investments. These projects are generally located within the geographic markets served by the Corporation’s banking segment. The Corporation’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests. At December 31, 2005, investments in the form of subordinated debt represented an insignificant involvement in five unrelated entities.

Generally, the economic benefit from the equity investments consists of the income tax benefits obtained from the Corporation’s allocated operating losses from the partnership that are tax deductible, allocated income tax credits for projects that qualify under the Internal Revenue Code and in some cases, participation in the proceeds from the eventual disposition of the property. The Corporation uses the equity method of accounting to account for these investments. To the extent a project qualifies for income tax credits, the project must continue to qualify as an affordable housing project for fifteen years, a rehabilitation project for five years, or a qualified low income community investment for seven years in order to avoid recapture of the income tax credit which generally defines the time the Corporation will be involved in a project.

The Corporation’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2005, the aggregate carrying value of the subordinated debt and equity investments was $23,308 and the amount of unfunded commitments outstanding was $10,346.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

9. Premises and Equipment

The composition of premises and equipment at December 31 was:

	2005	2004
Land	$90,834	$77,211
Building and leasehold improvements	493,655	488,586
Furniture and equipment	533,728	519,969

	1,118,217	1,085,766
Less: Accumulated depreciation	627,530	618,541

Total premises and equipment, net	$490,687	$467,225

Depreciation expense was $76,477 in 2005, $71,489 in 2004, and $68,247 in 2003.

The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $80,195 in 2005, $70,644 in 2004, and $68,882 in 2003, respectively.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2006 through 2010 are $36,719, $32,153, $24,925, $19,541, and $17,007, respectively.

10. Goodwill and Intangibles

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

With the assistance of a nationally recognized independent appraisal firm, the Corporation has elected to perform its annual test for goodwill impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2005 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 and 2004 are as follows:

	Banking	Metavante	Others	Total
Goodwill balance as of December 31, 2003	$809,772	$155,329	$4,687	$969,788
Goodwill acquired during the period	5,314	823,989	—	829,303
Purchase accounting adjustments	—	(900)	725	(175)

Goodwill balance as of December 31, 2004	815,086	978,418	5,412	1,798,916
Goodwill acquired during the period	—	273,610	—	273,610
Purchase accounting adjustments	(5,710)	20,011	2,392	16,693

Goodwill balance as of December 31, 2005	$809,376	$1,272,039	$7,804	$2,089,219

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period and the reduction of goodwill allocated to sale transactions. For the year ended December 31, 2005, purchase accounting adjustments for the Banking segment represent adjustments relating to the resolution of tax issues resulting from the acquisitions of

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

National City Bancorporation, Richfield State Agency, Inc. and Mississippi Valley Bancshares, Inc. Purchase accounting adjustments for the Banking segment also include a reduction of goodwill allocated to branch divestitures. Purchase accounting adjustments for Metavante represent adjustments to the initial estimates of fair value associated with the acquisitions of Kirchman Corporation, Advanced Financial Solutions, Inc. and its affiliated companies, NYCE Corporation, Response Data Corp., NuEdge Systems LLC and VECTORsgi Holdings, Inc. In addition, purchase accounting adjustments for Metavante include the effect of $22.5 million of contingent consideration associated with the Printing For Systems, Inc. acquisition. Purchase accounting adjustments for the Others include the effect of a contingent payment made for an acquisition made by the Corporation’s Trust subsidiary, net of the reduction of goodwill allocated to the sale of two small Trust business lines.

For the year ended 2004, the reduction of goodwill relating to Metavante’s divestitures amounted to $2,014 which was offset by purchase accounting adjustments from initial estimates of fair values associated with acquisitions.

The Corporation’s other intangible assets consisted of the following at December 31, 2005:

	Gross Carrying Value	Accumulated Amortiza- tion	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangible	$152,816	$79,616	$73,200	6.3
Data processing contract rights/customer lists	317,223	32,832	284,391	15.9
Trust customers	4,750	1,229	3,521	6.8
Tradename	8,275	750	7,525	19.4
Other intangibles	1,250	414	836	4.6

	$484,314	$114,841	$369,473	12.8

Mortgage loan servicing rights			$2,769

The Corporation’s other intangible assets consisted of the following at December 31, 2004:

	Gross Carrying Value	Accumulated Amortiza- tion	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangible	$159,474	$76,024	$83,450	6.4
Data processing contract rights/customer lists	252,088	17,428	234,660	13.8
Trust customers	4,750	792	3,958	6.8
Tradename	2,775	1,967	808	3.0
Other intangibles	1,250	140	1,110	4.6

	$420,337	$96,351	$323,986	10.8

Mortgage loan servicing rights			$3,531

Amortization expense of other intangible assets amounted to $31,103, $27,852 and $23,785 in 2005, 2004 and 2003, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2006	$33,382
2007	31,352
2008	29,562
2009	28,403
2010	27,481

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced. The actual remaining life could be significantly different due to actual prepayment experience in future periods.

At December 31, 2005 and 2004, none of the Corporation’s other intangible assets were determined to have indefinite lives.

11. Deposits

The composition of deposits at December 31 was:

	2005	2004
Noninterest bearing demand	$5,525,019	$4,888,426

Savings and NOW	10,462,831	10,118,415
Cash flow hedge — Brokered MMDA	(5,326)	(1,445)

Total Savings and NOW	10,457,505	10,116,970

CDs $100,000 and over	5,652,359	5,592,947
Cash flow hedge – Institutional CDs	(13,767)	(8,977)

Total CDs $100,000 and over	5,638,592	5,583,970

Other time deposits	3,434,476	2,721,214
Foreign deposits	2,618,629	3,144,507

Total deposits	$27,674,221	$26,455,087

At December 31, 2005 and 2004, brokered deposits amounted to $4,892 million and $5,737 million, respectively.

At December 31, 2005, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2006	$7,812,750
2007	1,926,161
2008	727,237
2009	309,388
2010 and thereafter	929,928

$11,705,464

12. Short-term Borrowings

Short-term borrowings at December 31 were:

	2005	2004
Federal funds purchased and security repurchase agreements	$2,325,863	$1,478,103
Cash flow hedge – Federal funds	1,394	10,752

Federal funds purchased and security repurchase agreements	2,327,257	1,488,855

U.S. Treasury demand notes	306,564	98,369

Commercial paper	380,551	312,098
Other	5,597	34,918

	3,019,969	1,934,240
Current maturities of long-term borrowings	2,606,765	1,595,796

Total short-term borrowings	$5,626,734	$3,530,036

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Unused lines of credit, primarily to support commercial paper borrowings, were $75.0 million at December 31, 2005 and 2004.

13. Long-term Borrowings

Long-term borrowings at December 31 were:

	2005	2004
Corporation:
Medium-term notes Series E and MiNotes	$423,796	$526,850
4.375% senior notes	598,007	597,505
3.90% junior subordinated debt securities	396,014	395,018
7.65% junior subordinated deferrable interest debentures	204,983	213,574

Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
Floating rate advances	1,220,000	670,000
Cash flow hedge	(21,847)	(6,644)

Floating rate advances	1,198,153	663,356
Fixed rate advances	700,946	1,151,506
Senior bank notes:
Floating rate bank notes	723,818	—
Cash flow hedge	(1,168)	—

Floating rate bank notes	722,650	—
Fixed rate bank notes	1,859,858	710,003
Senior bank notes — Amortizing bank notes	145,301	181,550
Senior bank notes — EXLs	249,995	249,956
Senior bank notes — Extendible Monthly Securities	499,803	—
Senior bank notes — Puttable Reset Securities	1,000,480	1,001,108
Subordinated bank notes	1,269,410	919,551
Nonrecourse notes	3,505	6,298
9.75% obligation under capital lease due through 2006	457	1,089
Other	2,077	5,031

Total long-term borrowing including current maturities	9,275,435	6,622,395
Less current maturities	2,606,765	1,595,796

Total long-term borrowings	$6,668,670	$5,026,599

At December 31, 2005, Series E notes outstanding amounted to $278,425 with fixed rates of 4.50% to 5.75%. Series E notes outstanding mature at various times and amounts through 2023. In May 2002, the Corporation filed a prospectus supplement with the Securities and Exchange Commission to issue up to $500 million of medium-term MiNotes. The MiNotes, issued in minimum denominations of one-thousand dollars or integral multiples of one-thousand dollars, may have maturities ranging from nine months to 30 years and may be at fixed or floating rates. At December 31, 2005, MiNotes outstanding amounted to $145,371 with fixed rates of 2.55% to 6.00%. MiNotes outstanding mature at various times through 2030. The Corporation has filed a shelf registration statement under which it may issue up to $569 million of medium-term Series F notes with maturities ranging from nine months to 30 years and at fixed or floating rates. At December 31, 2005 no Series F notes have been issued.

The Corporation has filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At December 31, 2005 and 2004, approximately $1.30 billion and $1.45 billion, respectively was available for future securities issuances.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

During 2004, the Corporation issued $600 million of 4.375% senior notes. Interest is paid semi-annually and the notes mature on August 1, 2009.

During 2004, the Corporation, through its unconsolidated subsidiary, M&I Capital Trust B, issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25 for an aggregate value of $400 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008. Holders of the STACKS are entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract.

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

In December 1996, the Corporation formed M&I Capital Trust A, which issued $200 million in liquidation or principal amount of cumulative preferred capital securities. Holders of the capital securities are entitled to receive cumulative cash distributions at an annual rate of 7.65% payable semiannually.

Concurrently with the issuance of the capital securities, M&I Capital Trust A invested the proceeds, together with the consideration paid by the Corporation for the common interest in M&I Capital Trust A, in junior subordinated deferrable interest debentures (“subordinated debt”) issued by the Corporation. The subordinated debt, which represents the sole asset of M&I Capital Trust A, bears interest at an annual rate of 7.65% payable semiannually and matures on December 1, 2026.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

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

The payment of distributions, liquidation of M&I Capital Trust A and payment upon the redemption of the capital securities of M&I Capital Trust A are guaranteed by the Corporation.

The junior subordinated deferrable interest debentures qualify as “Tier 1” capital for regulatory capital purposes.

Floating rate FHLB advances mature at various times between 2006 and 2011. The interest rate is reset monthly based on the London Interbank Offered Rate (“LIBOR”). During 2004, M&I Bank prepaid $300.0 million of floating rate FHLB advances and terminated certain receive floating / pay fixed interest rate swaps designated as cash flow hedges against the forecasted interest payments on certain FHLB advances. The termination of the interest rate swaps resulted in a charge to earnings of $2.0 million. The charge to earnings resulting from this transaction is reported in other expense in the Consolidated Statements of Income for the year ended December 31, 2004.

Fixed rate FHLB advances have interest rates, which range from 2.07% to 8.47% and mature at various times in 2006 through 2017. During 2004, a fixed rate advance from the FHLB aggregating $55.0 million with an annual coupon interest rate of 5.06% was prepaid and retired resulting in a charge to earnings of $4.9 million. The charge to earnings resulting from this transaction is reported in other expense in the Consolidated Statements of Income for the year ended December 31, 2004.

The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 85% (70% for multi-family) of the book value of this collateral. In addition, a portion of these advances are collaterized by all FHLB stock.

The floating rate senior bank notes have interest rates based on 3-month LIBOR with a spread that ranges from a minus 0.015% to a plus 0.13%. Interest payments are quarterly. The floating rate senior bank notes outstanding mature at various times and amounts from 2007 to 2010.

The fixed rate senior bank notes have interest rates, which range from 2.63% to 5.52% and pay interest semi-annually. The fixed rate senior bank notes outstanding mature at various times and amounts from 2007 through 2017.

The senior bank notes – Amortizing have a maturity date of August 18, 2009. The senior bank notes pay interest semi-annually at a fixed semi-annual coupon interest rate of 2.90%. In addition, principal in the amount of $18,182 is paid every coupon payment period beginning on August 18, 2004 and ending on August 18, 2009.

The senior bank notes – Extendible Liquidity Securities (“EXLs”) are indexed to one month LIBOR plus a stated spread. EXL noteholders have the ability to extend the maturity date through 2006. The stated spread is 0.10% to maturity in 2006.

The senior bank notes – Extendible Monthly Securities have an initial stated maturity date of December 15, 2006. The noteholders may elect to extend the maturity date through 2011. The interest rate is floating based upon LIBOR plus an applicable spread and is reset monthly. The applicable spread is initially minus 0.02%, 0.00% in year two, and is plus for the remaining term, consisting of: 0.01% in year three, 0.03% in years four and five and 0.04% to maturity in 2011.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The senior bank notes – Puttable Reset Securities have a maturity date of December 15, 2016. However in certain circumstances, the notes will be put back to the issuing bank at par prior to final maturity. The notes are also subject to the exercise of a call option by a certain broker-dealer. Beginning December 15, 2003 and each December 15 thereafter until and including December 15, 2015, the broker-dealer has the right to purchase all of the outstanding notes from the noteholders at a price equal to 100% of the principal amount of the notes and then remarket the notes. However, if the broker-dealer does not purchase the notes on the aforementioned date(s), each holder of outstanding notes will be deemed to have put all of the holder’s notes to the issuing bank at a price equal to 100% of the principal amount of the notes and the notes will be completely retired. The current interest rate is 5.18% and, to the extent the notes are purchased and remarketed, the interest rate will reset each date the notes are remarketed, subject to a floor of 5.17%. The call and put are considered clearly and closely related for purposes of recognition and measurement under SFAS 133. The fair value of the call option at December 31, 2005 and 2004, as determined by the holder of the call option, was approximately $62 million and $84 million, respectively.

The subordinated bank notes have fixed rates that range from 4.85% to 7.88% and mature at various times in 2010 through 2017. Interest is paid semi-annually. The subordinated bank notes qualify as “Tier 2” or supplementary capital for regulatory capital purposes.

The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 6.35% at December 31, 2005 and are due in installments over varying periods through 2009. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

Scheduled maturities of long-term borrowings are $1,306,192, $993,522, $847,096, and $769,180 for 2007 through 2010, respectively.

14. Shareholders’ Equity

The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A Convertible Preferred Stock (the “Series A”), with a $100 value per share for conversion and liquidation purposes. Series A is nonvoting preferred stock. The same cash dividends will be paid on Series A as would have been paid on the common stock exchanged for Series A. At December 31, 2005 and 2004 there were no shares of Series A outstanding.

During 2004, the Corporation and M&I Capital Trust B issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008. Holders of the STACKS are entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation will make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract.

The Corporation recognized the present value of the quarterly contract payments under the stock purchase contract as a liability with an offsetting reduction in Shareholders’ Equity. That liability along with the allocated portion of the fees and expenses incurred for the offering of Common SPACES resulted in a reduction in Shareholders’ Equity of $34,039 in 2004.

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

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Holders of Common SPACES have pledged their ownership interests in the STACKS as collateral for the benefit of the Corporation to secure their obligations under the stock purchase contract. Holders of Common SPACES have the option to elect to substitute pledged treasury securities for the pledged ownership interests in the STACKS.

The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and conversions of convertible securities. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock, mature shares tendered for stock option exercises in lieu of cash and open market purchases in accordance with the Corporation’s approved share repurchase program. The Corporation is currently authorized to repurchase up to 12 million shares per year. There were no shares repurchased in accordance with the approved plan during 2005. The Corporation repurchased 2.3 million shares with an aggregate cost of $88.5 million in 2004.

During 2005, the Corporation entered into an equity distribution agreement that is described in the Prospectus Supplement dated October 17, 2005. The proceeds from these issuances will be used for general corporate purposes, including maintaining capital at desired levels. Under the equity distribution agreement, the Corporation may offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. However, the Corporation will not sell more than the number of shares of its common stock necessary for the aggregate gross proceeds from such sales to reach $150.0 million. During 2005, the Corporation issued 155,000 shares of its common stock. The net proceeds from the sale amounted to $6,651.

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors and advisory board members of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2005 and 2004, 611,318 and 620,624 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ equity in the Consolidated Balance Sheets and amounted to $16,759 at December 31, 2005 and $16,735 at December 31, 2004.

During 2003, the Corporation amended its deferred compensation plan for its non-employee directors and selected key employees to permit participants to defer the gain from the exercise of nonqualified stock options. In addition, the gain upon vesting of restricted common stock to participating executive officers may be deferred. Shares of M&I common stock, which represent the aggregate value of the gains deferred are maintained in a grantor trust with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2005 and 2004, 451,923 and 270,352 shares of M&I common stock, respectively, were held in the grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $18,724 at December 31, 2005 and $10,731 at December 31, 2004.

In conjunction with previous acquisitions, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of acquired companies. At December 31, 2005 and 2004, 59,796 and 87,557 common shares of M&I stock, respectively, were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $1,272 and $1,824 at December 31, 2005 and 2004, respectively, is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

At December 31, 2005 and 2004, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation’s category.

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2005		As of December 31, 2004
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$3,046.4	7.67%	$2,519.5	7.42%
Tier 1 capital adequacy minimum requirement	1,587.9	4.00	1,357.9	4.00

Excess	$1,458.5	3.67%	$1,161.6	3.42%

Total capital	$4,658.7	11.74%	$3,802.1	11.20%
Total capital adequacy minimum requirement	3,175.8	8.00	2,715.9	8.00

Excess	$1,482.9	3.74%	$1,086.2	3.20%

Risk-adjusted assets	$39,698.1		$33,948.4

	Leverage Ratio
	As of December 31, 2005		As of December 31, 2004
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$3,046.4	7.08%	$2,519.5	6.72%
Minimum leverage adequacy requirement	1,291.2 -2,152.0	3.00-5.00	1,125.3 -1,875.5	3.00-5.00

Excess	$1,755.2 - 894.4	4.08-2.08%	$1,394.2 - 644.0	3.72-1.72%

Adjusted average total assets	$43,039.2		$37,509.2

All of the Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2005 and 2004. The following table presents the risk-based capital ratios for the Corporation’s lead banking subsidiary:

	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2005	7.47%	12.00%	6.88%
December 31, 2004	7.03	11.22	6.32

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2005, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval, while maintaining well capitalized risk-based capital and leverage ratios, was approximately $928.2 million.

15. Income Taxes

Total income tax expense for the years ended December 31, 2005, 2004, and 2003 was allocated as follows:

	2005	2004	2003
Income before income taxes	$362,898	$317,880	$214,282
Shareholders’ Equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(13,581)	(16,064)	(11,905)
Unrealized gains (losses) on accumulated other comprehensive income	(33,133)	11,065	25,353

	$316,184	$312,881	$227,730

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The current and deferred portions of the provision for income taxes were:

	2005	2004	2003
Current:
Federal	$337,705	$272,028	$238,825
State	34,412	36,508	21,280

Total current	372,117	308,536	260,105
Deferred:
Federal	(9,044)	10,171	(43,107)
State	(175)	(827)	(2,716)

Total deferred	(9,219)	9,344	(45,823)

Total provision for income taxes	$362,898	$317,880	$214,282

The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):

	2005	2004	2003
Tax computed at statutory rates	$381,628	$330,738	$265,435
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(21,498)	(20,834)	(20,485)
State income taxes, net of Federal tax benefit	22,254	23,193	14,193
Bank owned life insurance	(9,478)	(9,539)	(10,677)
Resolution of income tax audits	—	—	(39,312)
Other	(10,008)	(5,678)	5,128

Total provision for income taxes	$362,898	$317,880	$214,282

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2005	2004
Deferred tax assets:
Deferred compensation	$54,919	$50,180
Allowance for loan and lease losses	147,877	142,651
Accrued postretirement benefits	27,543	29,507
Accrued expenses	31,988	30,937
State NOLs	29,821	23,464
Accumulated other comprehensive income	20,584	—
Other	90,557	77,888

Total deferred tax assets before valuation allowance	403,289	354,627
Valuation allowance	(39,060)	(40,228)

Net deferred tax assets	364,229	314,399
Deferred tax liabilities:
Lease revenue reporting	119,112	124,401
Conversion cost deferred	52,261	57,093
Premises and equipment, principally due to depreciation	22,931	13,941
Deductible goodwill	42,407	29,555
Purchase accounting adjustments	123,434	103,422
Accumulated other comprehensive income	—	12,549
Other	58,599	49,694

Total deferred tax liabilities	418,744	390,655

Net deferred tax liability	$54,515	$76,256

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2020. At December 31, 2005, the Corporation believes it is more likely than not that these items will not be realized. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using these items.

16. Stock Option, Restricted Stock and Employee Stock Purchase Plans

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

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price
Shares under option at December 31, 2002	20,946,401	$7.69-33.94	$25.69
Options granted	3,794,250	25.93-38.25	34.48
Options lapsed or surrendered	(478,454)	9.63-34.79	29.42
Options exercised	(2,479,381)	7.69-34.79	19.75

Shares under option at December 31, 2003	21,782,816	$9.63-38.25	$27.81
Options granted	3,758,145	36.76-44.20	41.64
Options lapsed or surrendered	(343,070)	15.94-41.95	32.12
Options exercised	(2,319,794)	9.63-34.79	21.09

Shares under option at December 31, 2004	22,878,097	$10.13-44.20	30.70
Options granted	3,911,980	40.49-47.02	42.81
Options lapsed or surrendered	(284,399)	22.80-42.82	36.76
Options exercised	(1,850,361)	10.13-41.95	23.49

Shares under option at December 31, 2005	24,655,317	$15.94-47.02	$33.09

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The range of options outstanding at December 31, 2005 were:

	Number of Shares		Weighted-Average Exercise Price		Weighted- Average Remaining Contractual Life (In Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable
$15.00-23.99	2,731,449	2,731,449	$20.98	$20.98	4.2
24.00-26.99	1,797,503	1,793,335	25.82	25.82	3.3
27.00-29.99	4,360,486	4,334,067	28.57	28.57	5.6
30.00-32.99	5,013,488	4,985,935	31.41	31.41	5.2
33.00-35.99	3,193,560	2,359,724	34.77	34.76	7.7
36.00-41.99	3,749,601	1,711,652	41.59	41.45	8.8
Over $42.00	3,809,230	535,131	42.84	42.82	9.8

	24,655,317	18,451,293	$33.09	$30.35	6.6

Options exercisable at December 31, 2004 and 2003 were 16,845,530 and 15,810,384, respectively. The weighted-average exercise price for options exercisable was $28.32 at December 31, 2004 and $26.19 at December 31, 2003.

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock based employee compensation plans.

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

The largest differences between SFAS 123 and APBO 25 as it relates to the Corporation is the amount of compensation cost attributable to the Corporation’s fixed stock option plans and employee stock purchase plan (“ESPP”). Under APBO 25 no compensation cost is recognized for fixed stock option plans because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted. Under APBO 25 no compensation cost is recognized for the ESPP because the discount (15%) and the plan meets the definition of a qualified plan of the Internal Revenue Code and meets the requirements of APBO 25. Under SFAS 123 the safe-harbor discount threshold was 5% for a plan to be non-compensatory. SFAS 123 compensation cost would be approximately equal to the sum of: the initial discount (15% of beginning of plan period price per share) plus; the value of a one year call option on 85% of a share of common stock and; the value of a one year put option on 15% of a share of common stock for each share purchased.

As permitted by SFAS 123, the Corporation continues to measure compensation cost for such plans using the accounting method prescribed by APBO 25.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Had compensation cost for the Corporation’s ESPP and options granted after January 1, 1995 been determined consistent with SFAS 123, the Corporation’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Years Ended December 31,
	2005	2004	2003
Net income as reported	$727,469	$627,086	$544,105
Add: Stock-based employee compensation expense included in reported net income, net of tax	8,520	9,466	7,139
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(29,799)	(30,699)	(28,797)

Pro forma net income	$706,190	$605,853	$522,447

Basic earnings per share:
As reported	$3.15	$2.81	$2.41
Pro forma	3.06	2.72	2.31

Diluted earnings per share:
As reported	$3.10	$2.77	$2.38
Pro forma	2.99	2.66	2.28

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.

The grant date fair values and assumptions used to determine such value are as follows:

	2005	2004	2003
Weighted-average grant date fair value	$8.78	$7.48	$10.00
Assumptions:
Risk-free interest rates	3.70-4.64%	3.17-4.45%	2.54-3.83%
Expected volatility	13.12-18.50%	18.00-30.33%	30.23-31.19%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	2.11%	1.93%	2.19%

The estimated compensation cost per share for the ESPP was $9.96 and $8.04 for 2005 and 2004, respectively. During 2005 and 2004, common shares purchased by employees under the ESPP amounted to 324,500 and 332,520, respectively.

Activity relating to the Corporation’s Restricted Stock Purchase Rights was:

	December 31
	2005	2004	2003
Restricted stock purchase rights outstanding — Beginning of Year	—	—	—
Restricted stock purchase rights granted	183,700	172,700	163,300
Restricted stock purchase rights exercised	(183,700)	(172,700)	(163,300)

Restricted stock purchase rights outstanding — End of Year	—	—	—

Weighted-average grant date market value	$42.88	$41.50	$34.28
Aggregate compensation expense	$4,529	$3,153	$1,111
Unamortized deferred compensation	$13,794	$10,727	$6,910

Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is deferred and amortized over the vesting period. Unamortized deferred compensation is reflected as a reduction of Shareholders’ Equity.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Shares reserved for the granting of options and stock purchase rights at December 31, 2005 were 4,121,081.

The Corporation also has a Long-Term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive an amount equal to some percent (0%–275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. Units awarded to certain executives of the Corporation were 131,200 in 2005, 121,500 in 2004, and 133,500 in 2003. The vesting period is three years from the date the performance units were awarded. At December 31, 2005, based on the performance criteria, approximately $11,060 would be due to the participants under the 2003 and 2004 awards. In addition, the amount payable to participants under the 2002 award, which was fully vested, was $9,421 at December 31, 2005.

See Note 1, New accounting pronouncements, for a discussion of SFAS 123(R), Share-Based Payment which the Corporation adopted on January 1, 2006.

17. Employee Retirement and Health Plans

The Corporation has a defined contribution program that consists of a retirement plan and employee stock ownership plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation’s option, an additional profit sharing amount may also be contributed to the retirement plan and may vary from year to year up to a maximum of 6% of eligible compensation. Under the employee stock ownership plan, employee contributions into the retirement plan of up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation’s return on equity as defined by the plan. Total expense relating to these plans was $60,390, $52,065, and $52,946 in 2005, 2004, and 2003, respectively.

The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $3,112 in 2005, $3,213 in 2004, and $10,779 in 2003.

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired after September 1, 1997, including employees retained from mergers, will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. In addition to the normal monthly funding for claims, the Corporation expects to make an additional contribution to its plan of approximately $7.0 million per year.

The changes during the year of the accumulated postretirement benefit obligation (“APBO”) for retiree health benefits are as follows:

	2005	2004
Change in Benefit Obligation
APBO, beginning of year	$73,652	$83,337
Service cost	2,210	2,523
Interest cost on APBO	4,635	5,008
Actuarial (gains) losses	9,433	(5,785)
Other Events (Medicare Part D)	(3,507)	(7,842)
Benefits paid	(5,035)	(3,589)

APBO, end of year	81,388	73,652

Change in Plan Assets
Fair value of plan assets, beginning of year	7,826	—
Actual return on plan assets	546	407
Employer contribution/payments	10,980	11,008
Benefits paid	(5,035)	(3,589)

Fair value of plan assets, end of year	14,317	7,826

Unfunded status	67,071	65,826
Unrecognized actuarial net loss	(24,929)	(20,008)
Unrecognized prior service cost	22,841	25,563

Accrued postretirement benefit cost	$64,983	$71,381

Weighted average discount rate used in determining APBO	5.00%	6.25%

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The assumed health care cost trend for 2006 was 9.00% for pre-age 65 and post-age 65 retirees. The rate was assumed to decrease gradually to 5.00% for pre-age 65 and post-age 65 retirees in 2010 and remain at that level thereafter.

The weighted average discount rate used in determining the APBO was based on matching the Corporation’s estimated plan duration to a yield curve derived from a portfolio of high-quality corporate bonds with yields within the 10th to 90th percentiles. The portfolio consisted of over 500 actual Aa quality bonds at various maturity points across the full maturity spectrum that were all United States issues and non-callable (or callable with make whole features) with a minimum amount outstanding of $50 million.

Net periodic postretirement benefit cost for the years ended December 31, 2005, 2004 and 2003 includes the following components:

	2005	2004	2003
Service cost	$2,210	$2,523	$2,140
Interest cost on APBO	4,635	5,008	5,340
Expected return on plan assets	(597)	(300)	—
Prior service amortization	(2,721)	(2,721)	(2,721)
Actuarial loss amortization	1,056	1,664	2,005
Other	—	—	660

Net periodic postretirement (benefit)/cost	$4,583	$6,174	$7,424

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one-percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$827	$(724)
Effect on accumulated postretirement benefit obligation	9,111	(8,005)

Postretirement medical plan weighted–average asset allocations at December 31, by asset category are as follows:

Plan Assets by Category	2005	2004
Equity securities	50%	48%
Tax exempt debt securities	45	45
Cash	5	7

Total	100%	100%

The Corporation’s primary investment objective is to achieve a combination of capital appreciation and current income. The long-term target asset mix is 50% fixed income and 50% equity securities. Individual fixed income securities may be taxable or tax-exempt and will have maturities of thirty years or less. The average maturity of the portfolio will not exceed ten years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Without Medicare Part D	Estimated Medicare Part D Subsidy
2006	$3,805	$(683)
2007	4,348	(763)
2008	4,886	(838)
2009	5,422	(901)
2010-2015	39,690	(6,341)

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

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

On January 21, 2005 final regulations establishing how Medicare Part D will operate were published. After evaluating the final regulations, the Corporation determined that it was able to expand the retiree group that is eligible for the subsidy which lowered the APBO by approximately $3.5 million over what had previously been calculated.

18. Financial Instruments with Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2005	2004
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$13,896,069	$11,407,915
To individuals	2,566,658	2,637,837
Commercial letters of credit	49,698	87,428
Mortgage loans sold with recourse	71,997	152,042

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

The Corporation evaluates each customer’s credit worthiness on an individual basis. Collateral obtained, if any, upon extension of credit, is based upon management’s credit evaluation of the customer. Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as discussed in Note 6.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

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

At December 31, 2005 the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (U.S. dollars):

	Commitments to Deliver Foreign Exchange	Commitments to Purchase Foreign Exchange
Currency
Euros	$214,751	$216,421
Swiss Franc	24,664	24,624
Canadian Dollars	43,841	43,629
English Pound Sterling	35,846	35,600
Japanese Yen	12,643	12,596
Australian Dollar	2,569	2,536
Mexican Peso	2,921	2,920
All Other	379	386

Total	$337,614	$338,712

Average amount of contracts during 2005 to deliver/purchase foreign exchange	$519,954	$519,559

20. Derivative Financial Instruments and Hedging Activities

Interest rate risk, the exposure of the Corporation’s net interest income and net fair value of its assets and liabilities to adverse movements in interest rates, is a significant market risk exposure that can have a material effect on the Corporation’s financial condition, results of operations and cash flows. The Corporation has established policies that neither earnings nor fair value at risk should exceed established guidelines and assesses these risks by modeling the impact of changes in interest rates that may adversely impact expected future earnings and fair values.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

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

Trading Instruments and Other Free Standing Derivatives

The Corporation enters into various derivative contracts primarily to focus on providing derivative products to customers which enables them to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. The Corporation uses interest rate futures to economically hedge the exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities. Interest rate futures are also used to economically hedge the exposure to interest rate risk arising from auto loans designated as held for sale and other free standing derivatives.

Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other and act as economic hedges. At December 31, 2005 and 2004, the estimated fair values of interest rate lock commitments on residential mortgage loans intended to be held for sale and related option to sell were insignificant.

Trading and free standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

At December 31, 2005, free standing interest rate swaps consisted of $1.6 billion in notional amount of receive fixed / pay floating with an aggregate negative fair value of $19.8 million and $1.3 billion in notional amount of pay fixed / receive floating with an aggregate positive fair value of $21.6 million.

At December 31, 2005, interest rate caps purchased amounted to $23.8 million in notional with a positive fair value of $0.2 million and interest rate caps sold amounted to $23.8 million in notional with a negative fair value of $0.2 million.

At December 31, 2005, the notional value of free standing interest rate futures was $0.9 billion with an immaterial fair value.

Fair Value Hedges

The Corporation has fixed rate CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates.

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

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The following table presents additional information with respect to selected fair value hedges.

Fair Value Hedges

December 31, 2005

Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Fixed Rate CDs	Receive Fixed Swap	$860.5	$(23.6)	8.7

Medium Term Notes	Receive Fixed Swap	359.9	(7.8)	7.4

Fixed Rate Bank Notes	Receive Fixed Swap	1,070.5	(21.5)	6.4

Institutional CDs	Receive Fixed Swap	130.0	(0.7)	1.3

Brokered Bullet CDs	Receive Fixed Swap	188.5	(0.9)	0.8

The impact from fair value hedges to total net interest income for the year ended December 31, 2005 was a positive $30.2 million. The impact to net interest income due to ineffectiveness was a positive $0.5 million.

Cash Flow Hedges

The Corporation has variable rate loans, deposits and borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At December 31, 2005, these instruments consisted of interest rate swaps.

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

The interest rate swaps change the variable-rate cash flow exposure to fixed-rate cash flows.

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

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges

December 31, 2005

Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Variable Rate Loans	Receive Fixed Swap	$1,150.0	$(33.9)	3.9

Institutional CDs	Pay Fixed Swap	1,405.0	13.8	1.4

Federal Funds Purchased	Pay Fixed Swap	300.0	(1.4)	1.3

FHLB Advances	Pay Fixed Swap	1,220.0	21.8	3.0

Floating Rate Bank Notes	Pay Fixed Swap	125.0	1.2	1.3

Money Market Accounts	Pay Fixed Swap	250.0	5.3	1.5

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

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2005 was a positive $5.3 million. The impact due to ineffectiveness was immaterial. The estimated reclassification from accumulated other comprehensive income in the next twelve months is approximately $7.1 million.

Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2005, the estimated credit exposure arising from derivative financial instruments was approximately $24.7 million.

For the years ended December 31, 2004 and 2003, the total effect on net interest income resulting from derivative financial instruments, was a positive $8.6 million and a negative $34.6 million including the amortization of terminated derivative financial instruments, respectively.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

21. Fair Value of Financial Instruments

The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2005 and 2004 are presented in the following table. Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items. Derivative financial instruments designated as trading and other free standing derivatives are included in Trading securities.

Balance Sheet Financial Instruments ($ in millions)

	2005		2004
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and short term investments	$1,455.0	$1,455.0	$1,011.2	$1,011.2
Trading securities	29.8	29.8	18.4	18.4
Investment securities available for sale	5,701.7	5,701.7	5,359.0	5,359.0
Investment securities held to maturity	618.6	638.1	726.4	765.1
Net loans and leases	33,803.1	33,878.5	29,178.7	29,309.4
Interest receivable	199.0	199.0	144.9	144.9

Financial Liabilities:
Deposits	27,674.2	27,642.7	26,455.1	26,453.7
Short-term borrowings	3,020.0	3,020.0	1,934.2	1,934.2
Long-term borrowings	9,275.4	9,248.6	6,622.4	6,707.2
Standby letters of credit	6.8	6.8	5.1	5.1
Interest payable	168.1	168.1	93.0	93.0

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

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

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

	2005	2004
Loan commitments	$9.4	$13.2
Commercial letters of credit	0.4	0.7

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

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Data Services (or Metavante)

Data Services includes Metavante as well as its related subsidiaries. Metavante provides technology products, software and services, including data processing to M&I affiliates as well as banks, thrifts, credit unions, trust companies and other financial services providers in the United States and abroad. Metavante provides products and services related to customer relationship management, electronic banking, Internet banking and electronic funds transfer. Metavante also provides a variety of card solutions, including debit, prepaid debit, and credit card account processing, card personalization, ACH processing, ATM driving and monitoring, gateway transaction processing, merchant processing, healthcare identification card fulfillment and flexible spending account processing. In addition Metavante provides electronic bill presentment and payment services, as well as payment and settlement of bill payment transactions for businesses and consumers.

All Others

The Corporation’s primary other operating segments include Trust Services, Mortgage Banking (residential and commercial), Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provides investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Arizona, Minnesota, Florida, Nevada, Missouri and Indiana. Capital Markets Group provides venture capital and advisory services.

Total Revenues by type in All Others consist of the following ($ in millions):

	2005	2004	2003
Trust Services	$165.2	$148.3	$126.2
Residential Mortgage Banking	24.2	28.8	49.0
Capital Markets	25.1	18.1	20.4
Brokerage and Insurance	27.0	25.2	23.4
Commercial Leasing	14.9	15.5	15.1
Commercial Mortgage Banking	6.2	5.5	6.0
Others	4.0	3.6	3.5

Total	$266.6	$245.0	$243.6

The following represents the Corporation’s operating segments as of and for the years ended December 31, 2005, 2004 and 2003. Beginning in 2005, total other income for Metavante includes float income which represents interest income on balances invested in an affiliate bank which arise from Electronic Bill Payment activities. This income was formerly reported as a component of Net Interest Income for Metavante. Segment information for all periods have been restated for this reclassification. Fees – Intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses – Intercompany represent fees charged by other segments for certain services received. For each segment, Expenses – Intercompany are not the costs of that segment’s reported intercompany revenues. Intrasegment revenues, expenses and assets have been eliminated.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

	Year Ended December 31, 2005 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,244.5	$(37.3)	$22.9	$(9.7)	$12.1	$1,232.5
Other income
Fees – external	368.1	1,141.4	220.4	19.1	—	1,749.0
Fees – internal
Fees – intercompany	57.7	93.2	23.3	86.4	(260.6)	—
Float income – intercompany	—	12.1	—	—	(12.1)	—

Total other income	425.8	1,246.7	243.7	105.5	(272.7)	1,749.0
Other expense
Expenses – other	638.2	968.5	133.3	106.5	(0.2)	1,846.3
Expenses – intercompany	170.7	40.8	47.7	1.2	(260.4)	—

Total other expense	808.9	1,009.3	181.0	107.7	(260.6)	1,846.3
Provision for loan and lease losses	43.5	—	1.3	—	—	44.8

Income (loss) before taxes	817.9	200.1	84.3	(11.9)	—	1,090.4
Income tax expense (benefit)	261.8	75.7	32.1	(6.7)	—	362.9

Segment income	$556.1	$124.4	$52.2	$(5.2)	$—	$727.5

Identifiable assets	$43,481.7	$2,811.3	$760.9	$615.7	$(1,456.9)	$46,212.7

Depreciation and amortization	$81.4	$137.0	$(21.3)	$9.8	$—	$206.9

Purchase of premises and equipment, net	$60.2	$44.4	$10.5	$(21.5)	$—	$93.6

Return on Average Equity	15.89%	16.59%	20.04%			16.95%

	Year Ended December 31, 2004 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,133.9	$(21.8)	$23.8	$(7.9)	$4.0	$1,132.0
Other income
Fees – external	334.0	892.0	198.6	21.9	—	1,446.5
Fees – internal
Fees – intercompany	61.9	80.0	22.6	70.3	(234.8)	—
Float income – intercompany	—	4.0	—	—	(4.0)	—

Total other income	395.9	976.0	221.2	92.2	(238.8)	1,446.5
Other expense
Expenses – other	603.8	779.0	121.7	90.8	0.2	1,595.5
Expenses – intercompany	150.5	44.1	46.5	(6.1)	(235.0)	—

Total other expense	754.3	823.1	168.2	84.7	(234.8)	1,595.5
Provision for loan and lease losses	29.9	—	8.1	—	—	38.0

Income (loss) before taxes	745.6	131.1	68.7	(0.4)	—	945.0
Income tax expense (benefit)	244.1	50.7	26.9	(3.8)	—	317.9

Segment income	$501.5	$80.4	$41.8	$3.4	$—	$627.1

Identifiable assets	$38,102.8	$2,375.0	$632.0	$936.9	$(1,609.3)	$40,437.4

Depreciation and amortization	$88.3	$116.6	$(16.3)	$6.6	$—	$195.2

Purchase of premises and equipment, net	$53.2	$24.1	$1.7	$1.4	$—	$80.4

Return on Average Equity	16.47%	18.71%	17.16%			17.89%

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

	Year Ended December 31, 2003 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,046.5	$(4.6)	$29.8	$(16.7)	$2.3	$1,057.3
Other income
Fees – external	371.1	657.9	182.1	4.4	0.3	1,215.8
Fees – internal
Fees – intercompany	60.9	71.1	31.7	62.1	(225.8)	—
Float income – intercompany	—	2.3	—	—	(2.3)	—

Total other income	432.0	731.3	213.8	66.5	(227.8)	1,215.8
Other expense
Expenses – other	634.4	611.6	117.9	88.0	(0.2)	1,451.7
Expenses – intercompany	147.2	41.0	42.9	(5.8)	(225.3)	—

Total other expense	781.6	652.6	160.8	82.2	(225.5)	1,451.7
Provision for loan and lease losses	51.9	—	11.1	—	—	63.0

Income (loss) before taxes	645.0	74.1	71.7	(32.4)	—	758.4
Income tax expense (benefit)	179.5	20.0	28.1	(13.3)	—	214.3

Segment income	$465.5	$54.1	$43.6	$(19.1)	$—	$544.1

Identifiable assets	$33,221.9	$990.2	$609.6	$571.4	$(1,020.5)	$34,372.6

Depreciation and amortization	$100.8	$113.9	$(18.4)	$3.8	$—	$200.1

Purchase of premises and equipment, net	$35.9	$24.2	$2.6	$(0.6)	$—	$62.1

Return on Average Equity	15.92%	15.44%	18.21%			16.79%

23. Guarantees

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party and to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit. The gross amount of standby letters of credit issued at December 31, 2005 was $1.8 billion. Of the amount outstanding at December 31, 2005, standby letters of credit conveyed to others in the form of participations amounted to $72.3 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At December 31, 2005, the estimated fair value associated with letters of credit amounted to $6.8 million.

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

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Metavante assesses the contingent liability and records credit losses for known losses and a provision for losses incurred but not reported which are based on historical chargeback loss experience. For the year ended December 31, 2005, recoveries of such losses totaled $56, compared to $300 of such losses for the year ended December 31, 2004.

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

At December 31, 2005 and 2004 there were no liabilities reflected on the Consolidated Balance Sheets related to these indemnifications.

As of December 31, 2005, the Corporation has fully and unconditionally guaranteed $200 million of certain long-term borrowing obligations issued by M&I Capital Trust A that was deconsolidated upon the adoption of the provisions of FIN 46R. In addition, at December 31, 2005 the Corporation has fully and unconditionally guaranteed $400 million of certain long-term borrowing obligations issued by M&I Capital Trust B. See Note 13 for further discussion regarding M&I Capital Trust A and B.

As part of securities custody activities and at the direction of trust clients, the Corporation’s trust subsidiary, Marshall & Ilsley Trust Company N.A. (“M&I Trust”) lends securities owned by trust clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions. In connection with these activities, M&I Trust has issued certain indemnifications against loss resulting from the default by a borrower under the master securities loan agreement, such as the failure of the borrower to return loaned securities when due or the borrower’s bankruptcy or receivership. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $8.0 billion at December 31, 2005 and $5.0 billion at December 31, 2004. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at December 31, 2005 and December 31, 2004, related to these indemnifications.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

24. Condensed Financial Information—Parent Corporation Only

Condensed Balance Sheets

December 31

	2005	2004
Assets
Cash and cash equivalents	$288,579	$582,127
Indebtedness of nonbank affiliates	1,287,910	1,288,790
Investments in affiliates:
Banks	3,558,373	3,078,330
Nonbanks	1,450,097	951,864
Premises and equipment, net	8,786	31,189
Other assets	317,280	326,588

Total assets	$6,911,025	$6,258,888

Liabilities and Shareholders’ Equity
Commercial paper issued	$301,963	$312,098
Other liabilities	318,452	324,029
Long-term borrowings:
Medium-term notes Series E and MiNotes	423,796	526,850
4.375% senior notes	598,007	597,505
3.90% junior subordinated debt securities	396,014	395,018
7.65% junior subordinated deferrable interest debentures due to M&I Capital Trust A	204,983	213,574

Total long-term borrowings	1,622,800	1,732,947

Total liabilities	2,243,215	2,369,074
Shareholders’ equity	4,667,810	3,889,814

Total liabilities and shareholders’ equity	$6,911,025	$6,258,888

Scheduled maturities of long-term borrowings are $198,425 in 2006, $9,299 in 2007, $3,529 in 2008, $605,387 in 2009 and $18,988 in 2010. See Note 13 for a description of the long-term borrowings.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Condensed Statements of Income

Years Ended December 31

	2005	2004	2003
Income
Cash dividends:
Bank affiliates	$445	$284,347	$390,129
Nonbank affiliates	59,473	68,473	28,682
Interest from affiliates	68,955	34,825	13,406
Service fees and other	112,504	100,986	71,658

Total income	241,377	488,631	503,875
Expense
Interest	85,567	48,246	32,056
Salaries and employee benefits	64,899	57,044	50,684
Administrative and general	43,857	31,687	35,478

Total expense	194,323	136,977	118,218

Income before income taxes and equity in undistributed net income of affiliates	47,054	351,654	385,657
Provision for income taxes	(6,667)	(3,900)	(13,314)

Income before equity in undistributed net income of affiliates	53,721	355,554	398,971
Equity in undistributed net income of affiliates, net of dividends paid:
Banks	524,903	191,083	51,927
Nonbanks	148,845	80,449	93,207

Net income	$727,469	$627,086	$544,105

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003 ($000’s except share data)

Condensed Statements of Cash Flows

Years Ended December 31

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$727,469	$627,086	$544,105
Noncash items included in income:
Equity in undistributed net income of affiliates	(673,748)	(271,532)	(145,134)
Depreciation and amortization	9,786	6,670	3,831
Other	(16,275)	(6,593)	21,244

Net cash provided by operating activities	47,232	355,631	424,046

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	(548,005)	(1,522,750)	(1,104,749)
Decreases in indebtedness of affiliates	548,885	599,830	1,125,657
Decreases (increases) in investments in affiliates	(110,013)	(147,329)	2,829
Proceeds from (purchases of ) premises and equipment, net	21,456	(1,456)	622
Other	24,340	(59,570)	(21,374)

Net cash (used in) provided by investing activities	(63,337)	(1,131,275)	2,985

Cash Flows From Financing Activities:
Dividends paid	(214,788)	(179,855)	(158,007)
Proceeds from issuance of commercial paper	4,676,424	4,280,021	4,638,514
Principal payments on commercial paper	(4,686,559)	(4,273,666)	(4,652,968)
Proceeds from issuance of long-term borrowings	8,005	1,108,956	179,166
Payments on long-term borrowings	(111,036)	(8,241)	(186,460)
Purchases of common stock	—	(98,385)	(201,044)
Proceeds from issuance of common stock	60,911	206,666	49,063
Other	(10,400)	(3,062)	—

Net cash (used in) provided by financing activities	(277,443)	1,032,434	(331,736)

Net (decrease) increase in cash and cash equivalents	(293,548)	256,790	95,295
Cash and cash equivalents, beginning of year	582,127	325,337	230,042

Cash and cash equivalents, end of year	$288,579	$582,127	$325,337

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2005 and 2004. Common dividend data for prior periods has been restated for the 2002 two-for-one stock split. ($000’s except share data)

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2005
Total Interest Income	$619,922	$575,175	$533,241	$485,607
Net Interest Income	322,758	313,246	304,763	291,781
Provision for Loan and Lease Losses	12,995	9,949	13,725	8,126
Income before Income Taxes	274,386	278,202	281,036	256,743
Net Income	185,255	184,147	188,487	169,580
Net Income Per Share:
Basic	$0.79	$0.79	$0.82	$0.75
Diluted	0.78	0.78	0.81	0.73
2004
Total Interest Income	$454,468	$424,220	$398,029	$389,073
Net Interest Income	288,210	281,138	284,008	278,636
Provision for Loan and Lease Losses	12,837	6,872	9,227	9,027
Income before Income Taxes	260,070	234,098	230,088	220,710
Net Income	173,819	155,449	151,709	146,109
Net Income Per Share:
Basic	$0.77	$0.70	$0.68	$0.66
Diluted	0.76	0.69	0.67	0.65

	2005	2004	2003	2002	2001
Common Dividends Declared
First Quarter	$0.210	$0.180	$0.160	$0.145	$0.133
Second Quarter	0.240	0.210	0.180	0.160	0.145
Third Quarter	0.240	0.210	0.180	0.160	0.145
Fourth Quarter	0.240	0.210	0.180	0.160	0.145

	$0.930	$0.810	$0.700	$0.625	$0.568

Price Range of Stock

(Low and High Close-Restated for 2002 Two-for-One Stock Split)

	2005	2004	2003	2002	2001
First Quarter
Low	$40.21	$36.18	$25.07	$28.90	$24.02
High	43.65	40.39	29.15	31.68	27.60
Second Quarter
Low	41.23	36.60	25.79	29.52	24.46
High	45.06	41.15	31.75	31.96	27.18
Third Quarter
Low	42.83	37.32	30.13	25.69	25.50
High	47.28	41.21	32.74	30.97	29.78
Fourth Quarter
Low	40.18	40.28	32.53	23.25	26.33
High	44.40	44.43	38.40	29.20	32.06

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 24, 2006

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated February 24, 2006, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Corporation and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 24, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006, except for information as to executive officers and M&I’s Code of Business Conduct and Ethics which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006, except for information as to executive officers which is set forth in Part I of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Consolidated Financial Statements:
		Balance Sheets – December 31, 2005 and 2004
		Statements of Income – years ended December 31, 2005, 2004 and 2003
		Statements of Cash Flows – years ended December 31, 2005, 2004 and 2003
		Statements of Shareholders’ Equity – years ended December 31, 2005, 2004 and 2003
		Notes to Consolidated Financial Statements
		Quarterly Financial Information (Unaudited)
		Report of Independent Registered Public Accounting Firm

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
Chairman and Chief Executive Officer

Date: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John M. Presley
John M. Presley
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)	Date: March 1, 2006

/s/ Patricia R. Justiliano
Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)	Date: March 1, 2006

Directors:	Richard A. Abdoo, Andrew N. Baur, John W. Daniels, Jr., Bruce E. Jacobs, Ted D. Kellner, Dennis J. Kuester, John A. Mellowes, Edward L. Meyer, Jr., Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, James A. Urdan, Debra S. Waller, George E. Wardeberg and James B. Wigdale.

By:	/s/ Randall J. Erickson	Date: March 1, 2006
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 15(a)3)

ITEM

(3)	(a)	Restated Articles of Incorporation, as amended, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 1-15403

	(b)	By-laws, as amended, incorporated by reference to M&I’s Current Report on Form 8-K dated August 30, 2002, SEC File No. 1-15403

(4)		Instruments defining the rights of security holders, including indentures†

(10)	(a)	Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

	(b)	1989 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, SEC File No. 1-15403*

	(c)	Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 1-15403*

	(d)	Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, incorporated by reference to M&I’s Proxy Statement for the 1995 Annual Meeting of Shareholders, SEC File No. 1-15403*

	(e)	Marshall & Ilsley Corporation 1997 Executive Stock Option and Restricted Stock Plan, incorporated by reference to M&I’s Proxy Statement for the 1997 Annual Meeting of Shareholders*

	(f)	Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

	(g)	Security Bank S.S.B. Deferred Compensation Plans for Key Executive Officers and Directors, incorporated by reference to Security Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 33-68982)*

	(h)	Security Bank S.S.B. Supplemental Pension Plan, incorporated by reference to Security Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 33-68982)*

	(i)	Form of Change of Control Agreement between M&I and Mr. Kuester, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

	(j)	Form of Change of Control Agreements between M&I and Ms. Justiliano and Messrs. O’Neill, Renard, Roberts and Root, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

	(k)	Change of Control Agreement, dated April 16, 2001, between M&I and Mr. Furlong, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-15403*

(l)	Change of Control Agreement, dated January 10, 2001, between M&I and Mr. Hogan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-15403*

(m)	Change of Control Agreement, dated May 31, 2002, between M&I and Mr. Erickson, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-15403*

(n)	Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to the Registration Statement on Form S-8 of Mississippi Valley Bancshares, Inc. (Reg. No. 333-47124)*

(o)	Letter Agreement, dated June 17, 2002, between M&I Marshall & Ilsley Bank and Andrew N. Baur and Noncompete Agreement, dated June 17, 2002, between M&I and Andrew N. Baur, incorporated by reference to M&I’s Registration Statement on Form S-4 (Reg. No. 333-92472)*

(p)	Change of Control Agreement, dated June 30, 2003, between M&I and Mr. Krei, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, SEC File No. 1-15403*

(q)	Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

(r)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust II between M&I and Marshall & Ilsley Trust Company N.A., incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

(s)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust III between M&I and Marshall & Ilsley Trust Company N.A., incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

(t)	Change of Control Agreement, dated November 30, 2003, between M&I and Mr. Deneen, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(u)	Marshall & Ilsley Corporation 2003 Death Benefit Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(v)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Kuester, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(w)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Wigdale, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(x)	Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(y)	Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(z)	Change of Control Agreement dated February 19, 2004, between M&I and Mr. Martire, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-15403*

(aa)	Metavante Change of Control Agreement dated May 12, 2004, between M&I and Mr. Martire, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 1-15403*

(bb)	Change of Control Agreement dated January 10, 2001, between M&I and Mr. Ellis, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-15403*

(cc)	Form of Amendment to Change of Control Agreements dated October 18, 2001, between M&I and Ms. Justiliano and Messrs. Ellis, Hogan, O’Neill, Renard, Roberts and Root, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-15403*

(dd)	Change of Control Agreement dated October 18, 2004, between M&I and Mr. Presley, incorporated by reference to M&I’s Current Report on Form 8-K/A filed October 22, 2004, SEC File No. 1-15403*

(ee)	Consulting Agreement dated December 15, 2004, between M&I and Mr. Wigdale, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(ff)	Consulting Agreement dated December 15, 2004 between Southwest Bank of St. Louis and Mr. Baur, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(gg)	2005 Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(hh)	Marshall & Ilsley Corporation 2005 Executive Deferred Compensation Plan, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(ii)	Form of Certificate of Nonstatutory Stock Option Award Agreement and Terms of the Award Agreement, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, SEC File No. 1-15403*

(jj)	Summary of Non-Employee Director Compensation, incorporated by reference to Item 1.01 of M&I’s Current Report on Form 8-K filed August 19, 2005, SEC File No. 1-15403*

(kk)	Summary of Named Executive Officer Base Salaries Effective January 1, 2005, incorporated by reference to Item 1.01 of M&I’s Current Report on Form 8-K filed December 21, 2005, SEC File No. 1-15403*

(ll)	Summary of Terms of Nonqualified Supplemental Retirement Plan for Mark F. Furlong, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, SEC File No. 1-15403*

(mm)	Change of Control Agreement dated March 10, 2005, between M&I and Ms. Knickerbocker, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, SEC File No. 1-15403*

(nn)	Metavante Corporation Acquisition Performance Incentive Plan, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, SEC File No. 1-15403*

(oo)	Form of Restricted Stock Agreement, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-15403*

	(pp)	Change of Control Agreement dated as of January 12, 2005 between the Corporation and Mr. Smith, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-15403*

	(qq)	Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan*

	(rr)	Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan*

	(ss)	Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan*

	(tt)	Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan*

	(uu)	Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives*

(11)	Computation of Net Income Per Common Share, incorporated by reference to Note 2 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data

(12)	Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Business Conduct and Ethics, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, SEC File No. 1-15403

(21)	Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of Attorney

(31)	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

	(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of M&I does not exceed 10% of the total assets of M&I and its subsidiaries on a consolidated basis. M&I agrees to furnish to the Commission upon request a copy of any such instrument.
*	Management contract or compensatory plan or arrangement.