Form 10-Q
period 2006-03-31
MARSHALL & ILSLEY CORP/WI/
filed 2006-05-10
CIK 62741

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

             For the quarterly period ended March 31, 2006

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

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-
2 of the Exchange Act.   (Check one):   Large accelerated filer   [X]
       Accelerated filer   [ ]            Non-accelerated filer   [ ]

       Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                             Yes   [ ]       No   [X]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            April 30, 2006
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   253,142,886

==========================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)
                                                                                 As Adjusted Note 11
                                                                            ---------------------------
                                                               March 31,    December 31,   March 31,
                                                                 2006           2005          2005
                                                            -------------- ------------- --------------
Assets
------
Cash and cash equivalents:
  Cash and due from banks                                  $   1,017,005  $   1,155,263  $     873,102
  Federal funds sold and security resale agreements              111,498        209,869         86,822
  Money market funds                                              32,065         49,219         53,594
                                                            -------------  -------------  -------------
Total cash and cash equivalents                                1,160,568      1,414,351      1,013,518

Investment securities:
  Trading securities, at market value                             40,373         29,779         24,379
  Interest bearing deposits at other banks                        15,766         40,659         17,272
  Available for sale, at market value                          6,039,645      5,701,703      5,459,388
  Held to maturity, market value $603,665
    ($638,135 December 31, 2005 and $730,046 March 31, 2005)     587,090        618,554        698,826
                                                            -------------  -------------  -------------
Total investment securities                                    6,682,874      6,390,695      6,199,865

Loans held for sale                                              159,117        277,847        135,006

Loans and leases:
  Loans and leases, net of unearned income                    35,033,614     33,889,066     30,447,652
  Less: Allowance for loan and lease losses                      368,760        363,769        358,280
                                                            -------------  -------------  -------------
  Net loans and leases                                        34,664,854     33,525,297     30,089,372

Premises and equipment, net                                      500,261        490,687        444,702
Goodwill and other intangibles                                 2,483,873      2,461,461      2,152,116
Accrued interest and other assets                              1,683,034      1,652,379      1,605,942
                                                            -------------  -------------  -------------
Total Assets                                               $  47,334,581  $  46,212,717  $  41,640,521
                                                            =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                      $   4,999,788  $   5,525,019  $   4,789,802
  Interest bearing                                            23,093,375     22,149,202     20,911,906
                                                            -------------  -------------  -------------
Total deposits                                                28,093,163     27,674,221     25,701,708

Federal funds purchased and
  security repurchase agreements                               2,673,095      2,327,258      1,868,291
Other short-term borrowings                                    2,879,727      3,299,476      2,588,041
Accrued expenses and other liabilities                         1,616,073      1,507,621      1,504,752
Long-term borrowings                                           7,185,939      6,668,670      5,892,119
                                                            -------------  -------------  -------------
Total liabilities                                             42,447,997     41,477,246     37,554,911

Shareholders' equity:
  Series A convertible preferred stock, $1.00 par value;
    2,000,000 shares authorized                                      --             --             --
  Common stock, $1.00 par value; 245,115,086 shares issued
    (244,587,222 shares at December 31, 2005 and 244,432,222
    shares at March 31, 2005)                                    245,115        244,587        244,432
  Additional paid-in capital                                   1,003,367        970,739        864,840
  Retained earnings                                            4,002,008      3,871,614      3,497,731
  Accumulated other comprehensive income,
    net of related taxes                                         (43,742)       (37,291)       (16,353)
  Less: Treasury stock, at cost: 9,029,759 shares
            (9,148,493 December 31, 2005 and
             15,689,406 March 31, 2006)                          284,323        277,423        475,719
        Deferred compensation                                     35,841         36,755         29,321
                                                            -------------  -------------  -------------
Total shareholders' equity                                     4,886,584      4,735,471      4,085,610
                                                            -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                 $  47,334,581  $  46,212,717  $  41,640,521
                                                            =============  =============  =============
See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except per share data)
                                                                                 As Adjusted
                                                                                   Note 11
                                                                               ---------------
                                                               Three Months     Three Months
                                                              Ended March 31,  Ended March 31,
                                                                   2006             2005
                                                              ---------------  ---------------
Interest and fee income
-----------------------
  Loans and leases                                            $     588,883    $     423,921
  Investment securities:
    Taxable                                                          57,868           51,943
    Exempt from federal income taxes                                 15,999           15,407
  Trading securities                                                     70               69
  Short-term investments                                              3,565            1,344
                                                               -------------    -------------
Total interest and fee income                                       666,385          492,684

Interest expense
----------------
  Deposits                                                          198,126          103,490
  Short-term borrowings                                              39,335           21,962
  Long-term borrowings                                              104,344           68,374
                                                               -------------    -------------
Total interest expense                                              341,805          193,826
                                                               -------------    -------------
Net interest income                                                 324,580          298,858
Provision for loan and lease losses                                  10,995            8,126
                                                               -------------    -------------
Net interest income after provision for loan and lease losses       313,585          290,732

Other income
------------
  Data processing services                                          342,980          282,934
  Trust services                                                     45,945           40,346
  Service charges on deposits                                        22,772           23,570
  Gains on sale of mortgage loans                                    10,741            6,937
  Other mortgage banking revenue                                      1,714            1,243
  Net investment securities gains (losses)                            1,052            5,849
  Life insurance revenue                                              6,966            6,209
  Other                                                              40,600           35,369
                                                               -------------    -------------
Total other income                                                  472,770          402,457

Other expense
-------------
  Salaries and employee benefits                                    277,403          245,076
  Net occupancy                                                      24,881           22,364
  Equipment                                                          32,939           31,010
  Software expenses                                                  17,438           13,352
  Processing charges                                                 27,013           14,925
  Supplies and printing                                               6,122            6,496
  Professional services                                              11,449           10,886
  Shipping and handling                                              23,902           19,635
  Amortization of intangibles                                         8,875            8,092
  Other                                                              75,111           71,155
                                                               -------------    -------------
Total other expense                                                 505,133          442,991
                                                               -------------    -------------
Income before income taxes                                          281,222          250,198
Provision for income taxes                                           94,454           84,882
                                                               -------------    -------------
Net income                                                    $     186,768    $     165,316
                                                               =============    =============
Net income per common share
---------------------------
  Basic                                                       $        0.79    $        0.73
  Diluted                                                              0.78             0.71

Dividends paid per common share                               $       0.240    $       0.210

Weighted average common shares outstanding (000's):
---------------------------------------------------
  Basic                                                             235,317          227,557
  Diluted                                                           240,343          232,788
See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     ($000's)
                                                                Three Months Ended March 31,
                                                              --------------------------------
                                                                   2006             2005
                                                              ---------------  ---------------
Net Cash Provided by Operating Activities                     $     225,770    $     178,844

Cash Flows From Investing Activities:
  Proceeds from sales of securities available for sale                5,449           16,286
  Proceeds from maturities of securities available for sale         267,997          260,792
  Proceeds from maturities of securities held to maturity            31,788           27,412
  Purchases of securities available for sale                       (382,317)        (445,348)
  Net increase in loans                                          (1,196,779)      (1,058,364)
  Purchases of assets to be leased                                  (36,680)         (43,929)
  Principal payments on lease receivables                            52,418           48,682
  (Purchases) Sales of premises and equipment, net                  (27,858)           4,812
  Acquisitions, net of cash and cash equivalents acquired            (1,462)         (12,308)
  Other                                                              (4,933)           4,038
                                                               -------------    -------------
Net cash used in investing activities                            (1,292,377)      (1,197,927)

Cash Flows From Financing Activities:
  Net increase (decrease) in deposits                               437,890         (733,197)
  Proceeds from issuance of commercial paper                        901,035        1,352,463
  Principal payments on commercial paper                           (968,228)      (1,366,906)
  Net increase in other short-term borrowings                        44,827          699,661
  Proceeds from issuance of long-term borrowings                    750,000        1,153,537
  Payments of long-term borrowings                                 (271,038)         (21,832)
  Dividends paid                                                    (56,374)         (47,798)
  Purchases of common stock                                         (41,788)             --
  Proceeds from exercise of stock options                            19,101           11,134
  Other                                                              (2,601)          (2,599)
                                                               -------------    -------------
Net cash provided by financing activities                           812,824        1,044,463
                                                               -------------    -------------
Net (decrease) increase in cash and cash equivalents               (253,783)          25,380
Cash and cash equivalents, beginning of year                      1,414,351          988,138
                                                               -------------    -------------
Cash and cash equivalents, end of period                      $   1,160,568    $   1,013,518
                                                               =============    =============
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                                  $     344,307    $     186,011
    Income taxes                                                      9,408           11,394

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2006 & 2005 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals and the adjustments as discussed in Note 11 which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2005 consolidated financial statements and analyses have been reclassified to conform with the 2006 presentation.

  2. New Accounting Pronouncements

     In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 156"). This statement amends FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits the subsequent measurement of servicing assets and servicing liabilities using either a fair value method or an amortization method. The standard permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. The Corporation will be required to adopt SFAS 156 beginning January 1, 2007.
     Management believes that the adoption of this standard will not have a material impact on the Corporation's results of operations or financial position.

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will require the Corporation to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The amended rule also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and further clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Corporation will be required to adopt SFAS 155 for all financial instruments acquired or issued after January 1, 2007. Management believes that the adoption of this standard will not have a material impact on the Corporation's results of operations or financial position.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

  3. Comprehensive Income

     The following tables present the Corporation's comprehensive income
     (000's):

                                                              Three Months Ended March 31, 2006
                                                         ------------------------------------------
                                                           Before-Tax   Tax (Expense)   Net-of-Tax
                                                             Amount        Benefit        Amount
                                                         -------------  -------------  ------------
    Net income                                                                         $   186,768

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                        $    (15,924)  $      5,596       (10,328)
        Reclassification for securities
          transactions included in net income                    (448)           157          (291)
                                                          ------------   ------------   -----------
            Unrealized gains (losses)                         (16,372)         5,753       (10,619)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                               8,337         (2,918)        5,419
        Reclassification adjustments for
          hedging activities included in net income            (1,925)           674        (1,251)
                                                          ------------   ------------   -----------
            Net gains (losses)                           $      6,412  $      (2,244)        4,168
                                                          ------------   ------------   -----------
    Other comprehensive income (loss)                                                       (6,451)
                                                                                        -----------
    Total comprehensive income                                                         $   180,317
                                                                                        ===========

                                                              Three Months Ended March 31, 2005
                                                         ------------------------------------------
                                                           Before-Tax   Tax (Expense)   Net-of-Tax
                                                             Amount        Benefit        Amount
                                                         -------------  -------------  ------------
    Net income                                                                         $   165,316

    Other comprehensive income:
      Unrealized gains (losses) on securities:
        Arising during the period                        $    (75,719)  $     26,739       (48,980)
        Reclassification for securities
          transactions included in net income                      26             (9)           17
                                                          ------------   ------------   -----------
            Unrealized gains (losses)                         (75,693)        26,730       (48,963)

      Net gains (losses) on derivatives
        hedging variability of cash flows:
        Arising during the period                              11,191         (3,917)        7,274
        Reclassification adjustments for
          hedging activities included in net income             3,074         (1,076)        1,998
                                                          ------------   ------------   -----------
            Net gains (losses)                            $    14,265   $     (4,993)        9,272
                                                          ------------   ------------   -----------
    Other comprehensive income (loss)                                                      (39,691)
                                                                                        -----------
    Total comprehensive income                                                         $   125,625
                                                                                        ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                             Three Months Ended March 31, 2006
                                                       -------------------------------------------
                                                           Income     Average Shares    Per Share
                                                        (Numerator)    (Denominator)     Amount
                                                       ------------- ---------------- ------------
    Basic Earnings Per Share
      Income Available to Common Shareholders          $    186,768          235,317  $      0.79
                                                                                       ===========
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                         --            5,026
                                                        ------------  ---------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders          $    186,768          240,343  $      0.78
                                                                                       ===========

                                                             Three Months Ended March 31, 2005
                                                       -------------------------------------------
                                                           Income     Average Shares    Per Share
                                                        (Numerator)    (Denominator)     Amount
                                                       ------------- ---------------- ------------
    Basic Earnings Per Share
      Income Available to Common Shareholders          $    165,316          227,557  $      0.73
                                                                                       ===========
    Effect of Dilutive Securities
      Stock Options, Restricted Stock
         and Other Plans                                         --            5,231
                                                        ------------  ---------------
    Diluted Earnings Per Share
      Income Available to Common Shareholders          $    165,316          232,788  $      0.71
                                                                                       ===========

     Options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive are as follows (shares in thousands):

                                 Three Months Ended March 31,
                            ---------------------------------------
                                  2006                  2005
                            ------------------    -----------------
             Shares                118                 3,358

             Price Range    $43.310 - $47.020     $41.870 - $44.200

  5. Business Combinations

     The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during the first quarter of 2006:

     On January 3, 2006, Marshall & Ilsley Trust Company N.A., completed the acquisition of the trust and asset management business assets of FirstTrust Indiana of Indianapolis, Indiana, a division of First Indiana Bank, N.A. ("FirstTrust Indiana"). The total cash consideration was $15.9 million. Additional consideration up to $1.5 million may be paid over three years based on business growth and retention. FirstTrust Indiana offers asset management, trust administration and estate planning services to high net-worth individuals and institutional customers. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $13.4 million. The estimated identifiable intangible asset to be amortized (trust customers) with an estimated weighted average life of
     5.9 years amounted to $2.0 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

     On January 3, 2006, Metavante completed the acquisition of AdminiSource Corporation ("AdminiSource") of Carrollton, Texas. AdminiSource is a provider of health care payment distribution services, providing printed and electronic payment and remittance advice distribution services for payer organizations nationwide. Total consideration in this transaction consisted of 527,864 shares of M&I common stock valued at $23.2 million and $5.0 million in cash. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $21.1 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $8.5 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

     Recent acquisition activities
     -----------------------------
     On April 1, 2006, Marshall & Ilsley Corporation completed the acquisition of Trustcorp Financial, Inc. ("Trustcorp"). With the acquisition of Trustcorp, which had consolidated assets of $735.7 million at March 31, 2006, the Corporation acquired Missouri State Bank and Trust Company, which provides commercial banking services in Missouri through seven bank locations. Trustcorp shareholders received
     0.7011 of a share of M&I common stock and $7.70 in cash for each share of Trustcorp common stock they own. M&I did not issue any fractional shares in the merger. Instead, Trustcorp shareholders received cash in lieu of any fractional share of M&I common stock based on a value for each M&I share of $43.93. Total transaction value was approximately $181 million.

     On April 1, 2006, Marshall & Ilsley Corporation completed the acquisition of Gold Banc Corporation, Inc. ("Gold Banc"), a bank holding company headquartered in Leawood, Kansas, which offers commercial banking, retail banking, trust and asset management products and services through various subsidiaries. As of March 31, 2006, Gold Banc, had consolidated assets of $4.2 billion. Gold Banc's largest subsidiary, Gold Bank, a Kansas state-chartered bank, was merged with and into M&I Marshall & Ilsley Bank on April 1, 2006, at which time, the 32 Gold Bank branch offices in Florida, Kansas, Missouri and Oklahoma became interstate branch offices of M&I Marshall & Ilsley Bank.

  6. Selected investment securities, by type, held by the Corporation were as follows ($000's):

                                                          March 31,      December 31,      March 31,
                                                            2006             2005            2005
                                                       --------------  --------------  --------------
    Investment securities available for sale:
      U.S. treasury and government agencies            $   4,708,218   $   4,379,148   $   4,219,316
      State and political subdivisions                       719,194         703,892         571,387
      Mortgage backed securities                             110,252         116,464         142,310
      Other                                                  501,981         502,199         526,375
                                                        -------------   -------------   -------------
    Total                                              $   6,039,645   $   5,701,703   $   5,459,388
                                                        =============   =============   =============

    Investment securities held to maturity:
      State and political subdivisions                 $     585,090   $     616,554   $     696,526
      Other                                                    2,000           2,000           2,300
                                                        -------------   -------------   -------------
    Total                                              $     587,090   $     618,554   $     698,826
                                                        =============   =============   =============

     The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2006 ($000's):

                                      Less than 12 Months         12 Months or More                Total
                                 --------------------------- --------------------------- ---------------------------
                                       Fair     Unrealized         Fair      Unrealized        Fair     Unrealized
                                      Value       Losses          Value        Losses         Value       Losses
                                 ------------- ------------- ------------- ------------- ------------- -------------
   U.S. treasury and
     government agencies         $  2,121,289  $     36,196  $  1,999,862  $     59,897  $  4,121,151  $     96,093
   State and political subdivision    115,486         1,636        82,276         2,004       197,762         3,640
   Mortgage backed securities          40,167           705        70,085         2,532       110,252         3,237
                                  ------------  ------------  ------------  ------------  ------------  ------------
   Total                         $  2,276,942  $     38,537  $  2,152,223  $     64,433  $  4,429,165  $    102,970
                                  ============  ============  ============  ============  ============  ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

     The investment securities in the above table were temporarily impaired at March 31, 2006. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on March 31, 2006. The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.

  7. The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

                                                          March 31,      December 31,      March 31,
                                                            2006             2005            2005
                                                       --------------  --------------  --------------
    Commercial, financial and agricultural             $  10,244,761   $   9,599,361   $   8,708,376
    Cash flow hedging instruments at fair value              (47,220)        (33,886)        (28,333)
                                                        -------------   -------------   -------------
      Commercial, financial and agricultural              10,197,541       9,565,475       8,680,043

    Real estate:
      Construction                                         4,054,364       3,641,942       2,565,783
      Residential mortgage                                 5,370,353       5,050,803       3,764,515
      Home equity loans and lines of credit                4,606,136       4,833,480       5,161,915
      Commercial mortgage                                  8,819,281       8,825,104       8,412,078
                                                        -------------   -------------   -------------
    Total real estate                                     22,850,134      22,351,329      19,904,291

    Personal                                               1,518,828       1,617,761       1,456,111
    Lease financing                                          626,228         632,348         542,213
                                                        -------------   -------------   -------------
        Total loans and leases                         $  35,192,731   $  34,166,913   $  30,582,658
                                                        =============   =============   =============

  8. Financial Asset Sales

     During the first quarter of 2006, automobile loans with principal balances of $154.7 million were sold in securitization transactions. Net gains of $0.1 million were recognized and are reported in Other income in the Consolidated Statements of Income. Other income associated with auto securitizations, primarily servicing income, amounted to a $1.9 million in the current quarter.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the quarter were as follows (rate per annum):

    Prepayment speed (CPR)                                    17-42 %
    Weighted average life (in months)                          20.3
    Expected credit losses (based on original balance)    0.36-1.03 %
    Residual cash flow discount rate                           12.0 %
    Variable returns to transferees                     Forward one-month
                                                          LIBOR yield curve

     At March 31, 2006, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                                           Total
                                                        Securitized      Portfolio        Managed
                                                      --------------  --------------  --------------
    Loan balances                                     $     984,997   $     173,736   $   1,158,733
    Principal amounts of loans 60 days or more past due       1,098             661           1,759
    Net credit losses year to date                              631             570           1,201

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

  9. Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill for the three months ended March 31, 2006 were as follows ($000's):

                                                  Banking       Metavante        Others         Total
                                               -------------  -------------  -------------  -------------
     Goodwill balance as of January 1, 2006    $    809,376   $  1,272,039   $      7,804   $  2,089,219
     Goodwill acquired during the period                --          21,096         13,367         34,463
     Purchase accounting adjustments                   (121)       (20,457)           --         (20,578)
                                                ------------   ------------   ------------   ------------
     Goodwill balance as of March 31, 2006     $    809,255   $  1,272,678   $     21,171   $  2,103,104
                                                ============   ============   ============   ============

     Goodwill acquired for the Metavante segment includes initial goodwill relating to the acquisition of AdminiSource in the first quarter of 2006. Goodwill for the Others segment includes initial goodwill relating to the acquisition of FirstTrust Indiana in the first quarter of 2006.

     Purchase accounting adjustments for Metavante for the three months ended March 31, 2006 represent adjustments made to the initial estimates of fair value associated with the acquisitions of Med-i-Bank, Inc., LINK2GOV Corp. and NYCE Corporation ("NYCE") and its affiliate companies. During the first quarter, Metavante received $29.9 million as a return of the purchase price associated with the NYCE acquisition. Purchase accounting adjustments for the Banking segment was attributable to the reduction of goodwill allocated to a branch divestiture.

     At March 31, 2006, the Corporation's other intangible assets consisted of the following ($000's):

                                                                         March 31, 2006
                                                          -------------------------------------------
                                                                             Accum-
                                                              Gross          ulated          Net
                                                             Carrying        Amort-        Carrying
                                                              Amount        ization         Value
                                                          -------------  -------------  -------------
     Other intangible assets
     -----------------------
       Core deposit intangible                            $    152,816   $     81,773   $     71,043
       Data processing contract rights/customer lists          332,372         38,831        293,541
       Trust customers                                           6,750          1,405          5,345
       Tradename                                                 8,275            873          7,402
       Other Intangibles                                         1,250            483            767
                                                           ------------   ------------   ------------
                                                          $    501,463   $    123,365   $    378,098
                                                           ============   ============   ============
     Mortgage loan servicing rights                                                     $      2,671
                                                                                         ============

     Amortization expense of other intangible assets for the three months ended March 31, 2006 and 2005 amounted to $8.9 million and $8.1 million, respectively.

     The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000's):

                          2006                         $     35,283
                          2007                               33,192
                          2008                               31,352
                          2009                               30,146
                          2010                               29,183

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

 10. The Corporation's deposit liabilities consisted of the following
     ($000's):

                                                          March 31,      December 31,      March 31,
                                                            2006             2005            2005
                                                       --------------  --------------  --------------
    Noninterest bearing demand                         $   4,999,788   $   5,525,019   $   4,789,802

    Savings and NOW                                       10,265,748      10,462,831      10,104,075
    Cash flow hedge-Brokered MMDA                             (5,820)         (5,326)      (4,774)
                                                        -------------   -------------   -------------
      Total Savings and NOW                               10,259,928      10,457,505      10,099,301

    CD's $100,000 and over                                 7,018,466       5,652,359       5,672,869
    Cash flow hedge-Institutional CDs                        (17,653)        (13,767)        (23,652)
                                                        -------------   -------------   -------------
      Total CD's $100,000 and over                         7,000,813       5,638,592       5,649,217

    Other time deposits                                    3,602,642       3,434,476       2,884,075
    Foreign deposits                                       2,229,992       2,618,629       2,279,313
                                                        -------------   -------------   -------------
        Total deposits                                 $  28,093,163   $  27,674,221   $  25,701,708
                                                        =============   =============   =============

 11. Share-Based Compensation Plans

     The Corporation has Equity Incentive Plans which provide for the grant of nonqualified and incentive stock options, stock appreciation rights, rights to purchase shares of restricted stock and the award of restricted stock units to key employees and directors of the Corporation at prices ranging from zero to the market value of the shares at the date of grant. The Equity Incentive Plans generally provide for the grant of options to purchase shares of the Corporation's common stock for a period of ten years from the date of grant. Stock options granted generally become exercisable over a period of three years from the date of grant. However, stock options granted to directors of the Corporation vest immediately and stock options granted after 1996 provide accelerated or immediate vesting for grants to individuals who meet certain age and years of service criteria at the date of grant. Restrictions on stock or units issued pursuant to the Equity Incentive Plans generally lapse within a three to seven year period.

     The Corporation also has a Long-Term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive a cash award equal to the Corporation's average common stock price over the last five days of the vesting period multiplied by some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. The vesting period is three years from the date the performance units were awarded.

     The Corporation also has a qualified employee stock purchase plan (the "ESPP") which gives employees, who elect to participate in the plan, the right to acquire shares of the Corporation's common stock at the purchase price which is 85 percent of the lesser of the fair market value of the Corporation's common stock on the first or last day of the one-year offering period which has historically been from July 1 to June 30.

     Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123 Accounting for Stock-Based Compensation ("SFAS 123"), and supercedes Accounting Principles Board Opinion No. 25 ("APBO 25") Accounting for Stock Issued to Employees. Statement 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123(R) also provides guidance on measuring the fair value of share-based payments awards.

     The Corporation elected the Modified Retrospective Application method to implement this new accounting standard. Under that method compensation cost is recognized beginning on the effective date based upon (a) the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) the fair value method of accounting provisions of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

     As permitted under SFAS 123, the Corporation previously recognized compensation cost using the intrinsic value method of accounting prescribed in APBO 25. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock. Under APBO 25 no compensation cost was recognized for the nonqualified and incentive stock option plans because the exercise price was equal to the quoted market price at the date of grant and therefore, there is no intrinsic value. Under APBO 25 no compensation cost was recognized for the Corporation's ESPP because the discount (15%) and the plan meets the definition of a qualified plan of the Internal Revenue Code and met the requirements of APBO 25.

     Under the fair value method of accounting, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option. The resulting compensation cost for stock options that vest is recognized over the service period, which is usually the vesting period. The fair value method of accounting provided under SFAS 123 is generally similar to the fair value method of accounting under SFAS 123(R).

     Under the Modified Retrospective Application method, in addition to recognizing compensation cost beginning on the effective date, financial statements prior to the effective date have been adjusted based on pro forma amounts previously disclosed under SFAS 123 for all periods for which SFAS 123 was effective.

     The impact to Shareholders' equity as a result of applying the Modified Retrospective Application method to adopt SFAS 123(R) is as follows ($000's):

                                                        December 31,      March 31,
                                                            2005            2005
                                                       -------------   -------------
    Decrease to Retained Earnings                      $   (149,544)   $   (132,528)
    Increase to Additional Paid-in Capital                  217,205         195,736
                                                        ------------    ------------
         Net Increase to Shareholders' equity          $     67,661    $     63,208
                                                        ============    ============

     The net increase to Shareholders' equity represents the deferred income tax benefit outstanding associated with the cumulative effect on net income from January 1, 1995 to December 31, 2005 and March 31, 2005, respectively, from recognizing share-based compensation previously not reported.

     The cost for the ESPP and stock options granted after January 1, 1995 determined in accordance with the fair value method of accounting, the Corporation's net income and earnings per share as adjusted is as follows for the three months ended March 31, 2005 ($000's except per share data):

    Net Income, as originally reported                        $ 169,580
    Less: Stock-based employee compensation
          expense previously not included in net
          income under the intrinsic method of
          accounting, net of tax                                 (4,264)
                                                               ---------
    Restated net income                                       $ 165,316
                                                               =========
    Basic earnings per share:
        As originally reported                                 $   0.75
        Restated                                                   0.73

    Diluted earnings per share:
        As originally reported                                 $   0.73
        Restated                                                   0.71

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

     The Consolidated Statements of Cash Flows was not materially impacted.

     Activity relating to nonqualified and incentive stock options for the three months ended March 31, 2006 and 2005 was:

                                                                                      Weighted-
                                                                                       Average
                                                           Number     Option Price    Exercise
                                                          of Shares     Per Share       Price
                                                         ------------ --------------- -----------
     Shares under option at December 31, 2004             22,878,097  $10.13 - 44.20      $30.70
     Options granted                                          50,500   40.49 - 43.53       42.12
     Options lapsed or surrendered                           (71,524)  22.80 - 41.95       37.45
     Options exercised                                      (476,847)  10.13 - 41.95       23.35
                                                         ------------ --------------- -----------
     Shares under option at March 31, 2005                22,380,226  $10.13 - 44.20      $30.86
                                                         ============ =============== ===========

     Shares under option at December 31, 2005             24,655,317  $15.94 - 47.02      $33.09
     Options granted                                          71,900   41.30 - 45.35       43.51
     Options lapsed or surrendered                          (173,254)  34.79 - 42.82       41.41
     Options exercised                                      (747,680)  15.94 - 41.95       25.75
                                                         ------------ --------------- -----------
     Shares under option at March 31, 2006                23,806,283  $15.94 - 47.02      $33.30
                                                         ============ =============== ===========

     Stock option awards to directors of the Corporation generally occur during the second quarter and stock option awards to employees primarily occur in the fourth quarter. Generally, the Corporation uses shares of treasury stock to satisfy stock options exercised.

     The ranges of nonqualified and incentive stock options outstanding at March 31, 2006 were:

                                                                                 Weighted-Average
                                                             Weighted-Average        Remaining
                                        Weighted-Average        Aggregate           Contractual
                   Number of Shares      Exercise Price      Intrinsic Value      Life (In Years)
               ----------------------- ------------------- ------------------- -------------------
                   Out-       Exer-      Out-      Exer-     Out-      Exer-     Out-      Exer-
  Price Range    standing    cisable   standing   cisable  standing   cisable  standing   cisable
-------------- ----------- ----------- --------- --------- --------- --------- --------- ---------
$15.00 - 23.99  2,445,168   2,445,168    $21.26    $21.26    $22.32    $22.32       4.1       4.1
 24.00 - 27.99  1,721,636   1,721,636     25.83     25.83     17.75     17.75       3.1       3.1
 28.00 - 29.99  4,210,538   4,201,120     28.58     28.57     15.00     15.01       5.4       5.4
 30.00 - 32.99  4,840,154   4,812,601     31.41     31.42     12.17     12.16       4.9       4.9
 33.00 - 35.99  3,131,982   2,314,320     34.77     34.76      8.81      8.82       7.5       7.5
 36.00 - 41.99  3,658,850   1,706,972     41.59     41.43      1.99      2.15       8.5       8.5
  Over $42.00   3,797,955     546,625     42.86     42.82      0.72      0.76       9.6       9.6
               ----------- -----------  --------  --------  --------  --------  --------  --------
               23,806,283  17,748,442    $33.30    $30.55    $10.28    $13.03       6.4       5.6
               =========== ===========  ========  ========  ========  ========  ========  ========

     The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for stock options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for stock options granted after September 30, 2004.

     The grant date fair values and assumptions used to determine such value are as follows:

                                                              Three Months Ended
                                                      ---------------------------------
                                                          March 31,        March 31,
                                                            2006             2005
                                                      ---------------- ----------------
    Weighted-average grant date fair value                   $ 7.87           $ 7.29
    Assumptions:
       Risk-free interest rates                        4.22 -  5.18 %   3.70 -  4.20 %
       Expected volatility                                    18.50 %  13.12 - 15.96 %
       Expected term (in years)                                 6.5              6.0
       Expected dividend yield                                 2.20 %           1.92 %

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

     The total intrinsic value of nonqualified and incentive stock options exercised during the three months ended March 31, 2006 and 2005 was $13.4 million and $8.7 million, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 amounted to $0.4 million and $0.5 million, respectively.

     There was approximately $33.6 million of total unrecognized compensation expense related to unvested nonqualified and incentive stock options at March 31, 2006. The total unrecognized compensation expense will be recognized over a weighted average period of 1.5 years. For awards with graded vesting, compensation expense was recognized using an accelerated method prior to the adoption of SFAS 123(R) and is recognized on a straight line basis for awards granted after the effective date.

     For the three months ended March 31, 2006 and 2005 the expense for nonqualified and incentive stock options that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $6.6 million and $5.8 million, respectively.

     Activity relating to the Corporation's Restricted Stock Purchase Rights was:

                                                          March 31,        March 31,
                                                            2006             2005
                                                      ---------------- ----------------
    Restricted stock purchase rights
      outstanding - Beginning of Year                             --               --
    Restricted stock purchase rights granted                    7,000            7,500
    Restricted stock purchase rights exercised                 (7,000)          (7,500)
                                                       ---------------  ---------------
    Restricted stock purchase rights
      outstanding - End of Year                                   --               --
                                                       ===============  ===============

    Weighted-average grant date market value                 $  43.69         $  41.34
    Aggregate compensation expense                           $  1,270         $  1,050
    Unamortized compensation expense                         $ 11,986         $  9,926

     Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights are amortized over the vesting period. At March 31, 2006, the unamortized compensation expense will be recognized over a weighted average period of 1.7 years.

     As participants in the Long-Term Incentive Plan will receive a cash award at the end of the designated vesting period, this plan meets the definition of a liability award. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement. For the three months ended March 31, 2006 and 2005 the (benefit)/expense for the Long-Term Incentive Plan that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $(1.8) million and $0.6 million, respectively.

     Under SFAS 123(R), compensation expense is recognized for the ESPP. The compensation cost per share is approximately equal to the sum of: the initial discount (15% of beginning of plan period price per share), plus the value of a one year call option on 85% of a share of common stock and the value of a one year put option on 15% of a share of common stock for each share purchased. The compensation cost per share for the ESPP was $9.96 and $8.04 for the three months ended March 31, 2006 and 2005, respectively. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period. The total estimated shares to be purchased are estimated at the beginning of the plan period based on total expected contributions for the plan period and 85% of the market price at that date. The Corporation estimates that 346,342 shares will be purchased on July 1, 2006. For the three months ended March 31, 2006 and 2005 the total expense for the ESPP that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $0.9 million and $0.7 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

 12. Derivative Financial Instruments and Hedging Activities

     The following is an update of the Corporation's use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2005. Generally there were no substantive changes in the types of derivative financial instruments the Corporation employs or its hedging activities in the three months ended March 31, 2006.

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

     At March 31, 2006, free standing interest rate swaps consisted of $1.8 billion in notional amount of receive fixed / pay floating with an aggregate negative fair value of $34.5 million and $1.4 billion in notional amount of pay fixed / receive floating with an aggregate positive fair value of $35.1 million.

     At March 31, 2006, interest rate caps purchased amounted to $15.0 million in notional amount with a positive fair value of $0.1 million and interest rate caps sold amounted to $15.0 million in notional amount with a negative fair value of $0.1 million.

     At March 31, 2006, the notional value of interest rate futures designated as trading was $2.0 billion with an immaterial fair value.

     Fair Value Hedges
     -----------------
     The following table presents updated information with respect to selected fair value hedges.

    Fair Value Hedges
    March 31, 2006                                                                       Weighted
                                                                Notional       Fair      Average
                Hedged                      Hedging              Amount       Value     Remaining
                 Item                     Instrument           ($ in mil)   ($ in mil)  Term (Yrs)
   ------------------------------------------------------------------------------------------------
    Fixed Rate CDs                    Receive Fixed Swap     $      954.6  $    (31.0)         8.2

    Medium Term Notes                 Receive Fixed Swap            359.5       (10.4)         7.1

    Fixed Rate Bank Notes             Receive Fixed Swap          1,052.3       (39.8)         6.2

    Institutional CDs                 Receive Fixed Swap            130.0        (0.7)         1.1

    Brokered Bullet CDs               Receive Fixed Swap            343.5        (1.3)         0.5

     The impact from fair value hedges to total net interest income for the three months ended March 31, 2006 was a positive $1.7 million. The impact to net interest income due to ineffectiveness was not material.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

     Cash Flow Hedges
     ----------------
     The following table updates the Corporation's cash flow hedges.

    Cash Flow Hedges
    March 31, 2006                                                                       Weighted
                                                                Notional       Fair      Average
                Hedged                      Hedging              Amount       Value     Remaining
                 Item                     Instrument           ($ in mil)   ($ in mil)  Term (Yrs)
   ------------------------------------------------------------------------------------------------
    Variable Rate Loans               Receive Fixed Swap     $    1,150.0  $    (47.2)     3.6

    Institutional CDs                   Pay Fixed Swap            1,555.0        17.7      1.6

    Federal  Funds Purchased            Pay Fixed Swap              250.0         0.0      1.4

    FHLB Advances                       Pay Fixed Swap            1,220.0        31.5      2.8

    Floating Rate Bank Notes            Pay Fixed Swap              425.0         3.8      2.0

    Money Market Account                Pay Fixed Swap              250.0         5.8      1.3

     The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges was a positive $1.9 million for the three months ended March 31, 2006. The impact due to ineffectiveness was not material.

     For the three months ended March 31, 2005, the total effect on net interest income resulting from derivative financial instruments was a positive $4.3 million including the amortization of terminated derivative financial instruments.

 13. Postretirement Health Plan

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

     Net periodic postretirement benefit costs for the three months ended March 31, 2006 and 2005 included the following components ($000's):

                                    Three Months Ended March 31,
                                  -------------------------------
                                       2006             2005
                                  --------------   --------------
    Service cost                  $         570    $         553
    Interest on APBO                      1,022            1,159
    Expected return on assets              (232)            (149)
    Prior service amortization             (680)            (681)
    Actuarial loss amortization             379              264
                                   -------------    -------------
                                  $       1,059    $       1,146
                                   =============    =============

     Benefit payments and expenses, net of participant contributions, for the three months ended March 31, 2006 amounted to $1.0 million.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

 14. Segments

     The following represents the Corporation's operating segments as of and for the three months ended March 31, 2006 and 2005. Effective January 1, 2006, the Corporation transferred a portion of its Item Processing business from the Banking segment to Metavante. Prior period segment information has been adjusted for the transfer. There have not been any other changes to the way the Corporation organizes its segments. Beginning with the third quarter of 2005, total other income for Metavante includes float income which represents interest income on balances invested in an affiliate bank which arises from Electronic Bill Payment activities. This income was formerly reported as a component of Net Interest Income for Metavante. Segment information for all periods has been adjusted for this reclassification. Fees - intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses - intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - intercompany are not the costs of that segment's reported intercompany revenues. Intrasegment revenues, expenses and assets have been eliminated ($ in millions):

                                                   Three Months Ended March 31, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     327.7   $      (8.3)  $       5.8   $      (3.8)  $     3.2    $     324.6

Other income
  Fees - external                73.5         343.0          54.5           1.8          --          472.8
  Fees - internal
     Fees - intercompany         16.9          24.8           4.7          25.0       (71.4)            --
     Float income -
       intercompany                --           3.2            --            --        (3.2)            --
                           -----------   -----------   -----------   -----------   ----------   -----------
       Total other income        90.4         371.0          59.2          26.8       (74.6)         472.8

Other expense
  Expenses - other              158.4         296.0          39.6          12.0        (0.9)         505.1
  Expenses - intercompany        43.2          12.6          12.5           2.2       (70.5)            --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             201.6         308.6          52.1          14.2       (71.4)         505.1
Provision for loan
  and lease losses               10.5            --           0.5            --          --           11.0
                           -----------   -----------   -----------   -----------   ----------   -----------
Income before taxes             206.0          54.1          12.4           8.8          --          281.3
Income tax expense               67.8          19.6           4.6           2.5          --           94.5
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income            $     138.2   $      34.5   $       7.8   $       6.3   $      --    $     186.8
                           ===========   ===========   ===========   ===========   ==========   ===========
Identifiable assets       $  44,584.0   $   2,797.5   $     761.8   $     766.6   $(1,575.3)   $  47,334.6
                           ===========   ===========   ===========   ===========   ==========   ===========
Return on average equity         14.7%         13.0%         11.8%                                    15.7%
                           ===========   ===========   ===========                              ===========

                                                   Three Months Ended March 31, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  -------------
Net interest income       $     303.2   $     (10.4)  $       5.5   $      (1.8)  $     2.3    $     298.8

Other income
  Fees - external                70.1         282.9          47.7           1.8          --          402.5
  Fees - internal
     Fees - intercompany         15.8          21.0           4.7          21.7       (63.2)            --
     Float income -
       intercompany                --           2.3            --            --        (2.3)            --
                           -----------   -----------   -----------   -----------   ----------   -----------
       Total other income        85.9         306.2          52.4          23.5       (65.5)         402.5

Other expense
  Expenses - other              146.8         241.1          31.9          22.6         0.6          443.0
  Expenses - intercompany        38.8          11.0          12.5           1.5       (63.8)            --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             185.6         252.1          44.4          24.1       (63.2)         443.0
Provision for loan
  and lease losses                7.8            --           0.3            --          --            8.1
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      195.7          43.7          13.2          (2.4)         --          250.2
Income tax expense (benefit)     63.9          17.4           5.1          (1.5)         --           84.9
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)     $     131.8   $      26.3   $       8.1   $      (0.9)  $      --    $     165.3
                           ===========   ===========   ===========   ===========   ==========   ===========
Identifiable assets       $  39,324.7   $   2,419.6   $     669.2   $     824.7   $(1,597.7)   $  41,640.5
                           ===========   ===========   ===========   ===========   ==========   ===========
Return on average equity         16.1%         17.6%         13.0%                                    16.6%
                           ===========   ===========   ===========                              ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2006 & 2005 (Unaudited)

     Total revenue, net interest income plus total other income, by type in Others consisted of the following ($ in millions):

                                                 Three Months Ended
                                                      March 31,
                                               ----------------------
                                                  2006        2005
                                               ----------  ----------
      Trust Services                           $    46.0   $    39.6
      Residential Mortgage Banking                   5.1         5.0
      Capital Markets                                0.6         0.7
      Brokerage and Insurance                        7.2         7.1
      Commercial Leasing                             3.0         3.4
      Commercial Mortgage Banking                    1.7         1.2
      Others                                         1.4         0.9
                                                ---------   ---------
    Total revenue                              $    65.0   $    57.9
                                                =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           MARSHALL & ILSLEY CORPORATION
                 CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)
                                                     Three Months Ended March 31,
                                                   -------------------------------
                                                        2006             2005
                                                   --------------   --------------
Assets
------
Cash and due from banks                            $     980,078    $     918,907

Investment securities:
  Trading securities                                      34,177           23,113
  Short-term investments                                 315,719          186,993
  Other investment securities:
    Taxable                                            4,979,354        4,822,827
    Tax-exempt                                         1,340,598        1,278,156
                                                    -------------    -------------
Total investment securities                            6,669,848        6,311,089

Loans and leases:
  Loans and leases, net of unearned income            34,641,255       29,883,640
  Less: Allowance for loan and lease losses              368,290          360,948
                                                    -------------    -------------
  Net loans and leases                                34,272,965       29,522,692

Premises and equipment, net                              495,887          450,806
Accrued interest and other assets                      4,335,066        3,837,773
                                                    -------------    -------------
Total Assets                                       $  46,753,844    $  41,041,267
                                                    =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                              $   4,942,011    $   4,693,268
  Interest bearing                                    22,531,254       20,540,811
                                                    -------------    -------------
Total deposits                                        27,473,265       25,234,079

Federal funds purchased and
  security repurchase agreements                       2,440,619        1,944,851
Other short-term borrowings                              930,232          948,080
Long-term borrowings                                   9,404,002        7,205,154
Accrued expenses and other liabilities                 1,672,495        1,667,452
                                                    -------------    -------------
Total liabilities                                     41,920,613       36,999,616

Shareholders' equity                                   4,833,231        4,041,651
                                                    -------------    -------------
Total Liabilities and Shareholders' Equity         $  46,753,844    $  41,041,267
                                                    =============    =============

                              OVERVIEW
                              --------
The Corporation's overall strategy is to drive earnings per share growth by: (1) expanding banking operations into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services and products; (3) expanding trust services and other wealth management product and service offerings; and (4) growing Metavante's business through organic growth, cross sales of technology products and acquisitions.

The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation has demonstrated solid fundamental performance in each of these key areas and as a result, the first quarter of 2006 produced strong financial results.

Net income for the first quarter of 2006 amounted to $186.8 million compared to $165.3 million for the same period in the prior year, an increase of $21.5 million, or 13.0%. Diluted earnings per share were $0.78 for the three months ended March 31, 2006, compared with $0.71 for the three months ended March 31, 2005, an increase of 9.9%. The return on average assets and average equity was 1.62% and 15.67%, respectively, for the quarter ended March 31, 2006, and 1.63% and 16.59%, respectively, for the quarter ended March 31, 2005.

Earnings growth for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to a number of factors. The increase in net interest income was driven by loan and bank-issued deposit growth. Strong credit quality and recoveries above historical levels have resulted in net charge-offs that continue to be below the Corporation's five-year historical average. Metavante continued to exhibit growth in both revenue and earnings which was attributable to, in part, to the impact of its acquisition activities as well as success in retaining and cross-selling products and services to its core customer base. The acquisition activities included one acquisition completed in the first quarter of 2006, two acquisitions completed in the fourth quarter of 2005, three acquisition completed in the third quarter of 2005 and one acquisition completed in the first quarter of 2005. Net investment securities gains were not significant in the first quarter of 2006. During the first quarter of 2005 the Corporation realized a gain due to the change in control of PULSE EFT Associates. These factors along with continued expense management resulted in the reported earnings growth in the first quarter of 2006 compared to the first quarter of 2005.

Management continues to believe that the 2006 outlook provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 is generally still representative of its expectations for the year ended December 31, 2006. Management expects Metavante revenue will be at the high end of the previously forecasted revenue projection of $1.4 billion to $1.5 billion including all acquisitions and the transfer of external item processing which is discussed in the next section. As discussed in Note 5 in Notes to Financial Statements, the previously announced banking acquisitions closed on April 1, 2006. Management continues to estimate that these acquisitions combined will be modestly dilutive in 2006. The Corporation's actual results for the year ended December 31, 2006 could differ materially from those expected by management. See "Forward-Looking Statements" in this Form 10-Q and "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the various risk factors that could cause actual results to be different than expected results.

                     NOTEWORTHY TRANSACTIONS AND EVENTS
                     ----------------------------------
Some of the more noteworthy transactions and events that occurred in the three months ended March 31, 2006 and 2005 consisted of the following:

First quarter 2006
------------------
On January 1, 2006 the Corporation adopted the accounting standard that requires share-based compensation to be expensed. The Corporation elected the Modified Retrospective Application to implement this new accounting standard. Under that method all prior period consolidated and segment financial information was adjusted to reflect the effect of expensing share-based compensation plans which were not previously expensed. Prior to the adoption of the new standard, the Corporation used the intrinsic method of accounting for stock options. Under that method generally, no compensation expense was recognized for stock option awards or the Corporation's employee stock purchase plan ("ESPP"). Shareholders' equity as of January 1, 2006 increased $67.7 million due to the deferred income tax benefit recognized from applying the Modified Retrospective Application method of adoption. For the three months ended March 31, 2006, salaries and employee benefits expense includes $7.5 million of expense for stock options and the ESPP, which reduced net income by $4.9 million or $0.02 per diluted share. Assuming the same number of awards granted in 2005 and the same fair values, the Corporation expects that the additional compensation expense associated with stock options and the ESPP will be dilutive to the Corporation's operating results for the year ended December 31, 2006 by approximately $0.10 per diluted share compared to $0.11 per diluted share for the year ended December 31, 2005 as adjusted. The Corporation's largest stock option awards have historically been granted during the fourth quarter and expense for stock options is larger in the fourth quarter compared to the other quarters in any given year. Under the existing plans, awards to individuals who meet certain age and years of service criteria at the date of grant immediately vest and therefore the full fair value of those awards are immediately expensed. See Note 11 in Notes to Financial Statements for further information.

Beginning with the first quarter of 2006, the Corporation included certain loan and lease fees, primarily prepayment fees, in reported interest income on loans and leases. Previously, these fees were reported in Other income. Such fees are in addition to loan origination fees that are capitalized and amortized over the life of a loan or lease on a basis that produces a level yield in accordance with existing accounting standards. Including these fees in interest income may result in more volatility in net interest income and the net interest margin. However, management believes this reclassification will improve comparability of the net interest margin between the Corporation and its peer banking group. All prior periods have been restated for this reclassification.

On January 1, 2006 the Banking segment transferred its external item processing business, including all check-processing client relationships, to Metavante. This transfer, together with recent investments in electronic check image technology, enables Metavante to provide its clients with an end-to-end image solution that includes check truncation at the point of first presentment, image exchange through the Endpoint Exchange Network and final settlement. As a result of the transfer, the previously reported Other income line, Item processing, was reclassified to Data processing services in the Consolidated Statements of Income and prior period segment financial information for both the Banking segment and Metavante has been adjusted for the transfer. The transfer did not materially affect the period to period comparability of Data processing services revenue or segment related information. See Note 14 in Notes to Financial Statements for segment information.

First quarter 2005
------------------
As a result of adopting the accounting standard that requires share-based compensation to be expensed, as previously discussed, adjusted Salaries and employee benefits expense for the three months ended March 31, 2005 includes $6.5 million of expense for stock options and the ESPP which reduced previously reported net income by $4.3 million or $0.02 per diluted share. Shareholders' equity at March 31, 2005 increased $63.2 million as a result of the adjustments. See Note 11 in Notes to Financial Statements for further information.

During the first quarter of 2005, the Corporation's Banking segment's investment in certain membership interests of PULSE EFT Associates ("PULSE") was liquidated by PULSE due to a change in control. The cash received resulted in a pre-tax gain of $5.6 million which is reported in Net investment securities gains (losses) in the Consolidated Statements of Income.


                            NET INTEREST INCOME
                            -------------------
Net interest income is the difference between interest earned on earning assets and interest owed on interest bearing liabilities. Net interest income represented approximately 40.7% of the Corporation's source of revenues for the three months ended March 31, 2006 compared to 42.6% for the three months ended March 31, 2005.

Net interest income for the first quarter of 2006 amounted to $324.6 million compared to $298.9 million reported for the first quarter of 2005, an increase of $25.7 million or 8.6%. Loan growth and the growth in noninterest bearing and other bank-issued deposits were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year quarter included the impact of the financing costs associated with Metavante's 2005 acquisitions, common stock buybacks and the re-financing of longer-term funding sources that matured during the first quarter of 2006.

Average earning assets in the first quarter of 2006 amounted to $41.3 billion compared to $36.2 billion in the first quarter of 2005, an increase of $5.1 billion or 14.1%. Average loans and leases accounted for $4.8 billion of the growth in average earning assets in the first quarter of 2006 compared to the first quarter of 2005. Average investment securities increased $0.2 billion over the prior year quarter.

Average interest bearing liabilities increased $4.7 billion or 15.2% in the first quarter of 2006 compared to the first quarter of 2005. Average interest bearing deposits increased $2.0 billion or 9.7% in the first quarter of 2006 compared to the first quarter of last year. Average total borrowings, primarily long-term borrowings, increased $2.7 billion or 26.5% in the first quarter of 2006 compared to the same period in 2005.

Average noninterest bearing deposits increased $0.2 billion or 5.3% in the three months ended March 31, 2006 compared to the same period last year.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

                 Consolidated Average Loans and Leases
                 -------------------------------------

                                  2006                     2005                       Growth Pct.
                               --------- ---------------------------------------- ------------------
                                 First     Fourth    Third     Second    First              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
---------------------------
  Commercial                  $  9,839   $  9,290  $  9,126  $  8,932  $  8,460    16.3 %    5.9 %

    Commercial real estate
      Commercial mortgages       8,839      8,850     8,661     8,509     8,275     6.8     (0.1)
      Construction               1,742      1,564     1,484     1,358     1,241    40.3     11.4
                               --------   --------  --------  --------  --------  ------   ------
  Total commercial real estate  10,581     10,414    10,145     9,867     9,516    11.2      1.6

  Commercial lease financing       493        471       462       425       398    23.9      4.7
                               --------   --------  --------  --------  --------  ------   ------
Total Commercial Loans
  and Leases                    20,913     20,175    19,733    19,224    18,374    13.8      3.7

Personal Loans and Leases
-------------------------
  Residential real estate
    Residential mortgages        5,190      4,855     4,537     3,986     3,562    45.7      6.9
    Construction                 2,085      1,862     1,633     1,382     1,167    78.7     12.0
                               --------   --------  --------  --------  --------  ------   ------
  Total residential real estate  7,275      6,717     6,170     5,368     4,729    53.8      8.3

  Personal loans
    Student                         99         78        74        78        88    12.7     26.2
    Credit card                    227        233       228       217       217     4.6     (2.6)
    Home equity loans and lines  4,706      4,822     4,905     5,098     5,131    (8.3)    (2.4)
    Other                        1,289      1,245     1,241     1,186     1,217     5.9      3.5
                               --------   --------  --------  --------  --------  ------   ------
  Total personal loans           6,321      6,378     6,448     6,579     6,653    (5.0)    (0.9)

Personal lease financing           132        132       128       123       128     3.2      0.1
                               --------   --------  --------  --------  --------  ------   ------
Total Personal Loans
  and Leases                    13,728     13,227    12,746    12,070    11,510    19.3      3.8
                               --------   --------  --------  --------  --------  ------   ------
Total Consolidated Average
  Loans and Leases            $ 34,641   $ 33,402  $ 32,479  $ 31,294  $ 29,884    15.9 %    3.7 %
                               ========   ========  ========  ========  ========  ======   ======

Total consolidated average loans and leases increased $4.8 billion or 15.9% in the first quarter of 2006 compared to the first quarter of 2005. Total average commercial loan and lease growth was $2.6 billion, a 13.8% increase in the current quarter compared to the first quarter of 2005. Approximately 54.3% of the growth in total average commercial loans and leases was attributable to commercial and industrial loans. Total average personal loans and leases increased $2.2 billion or 19.3% in the first quarter of 2006 compared to the first quarter of 2005. This growth was driven primarily by growth in residential real estate loans, which increased $2.5 billion or 53.8%. Average home equity loans and lines decreased $425 million or 8.3% in the first quarter of 2006 compared to the first quarter of 2005. From a production standpoint, residential real estate loan closings in the first quarter of 2006 were $1.2 billion or 2.9% greater than loan closings in the first quarter of 2005 and were $0.2 billion or 14.3% lower than loan closings in the fourth quarter of 2005.

Total average commercial loan and lease growth continued to be strong in the first quarter of 2006. Management attributes the loan growth to the strength of the local economies in the markets the Corporation serves, new business and continued customer satisfaction. Management continues to expect that organic commercial loan growth (as a percentage) will reach low double digits in 2006. The basis for this expectation includes continued success in attracting new customers in all of the Corporation's markets and continued modest economic growth in the primary markets that the Corporation serves.

Home equity loans and lines, which includes M&I's wholesale activity, continue to be one of the primary consumer loan products. Average home equity loans and lines declined in the first quarter of 2006 compared to the first quarter of 2005. This is consistent with what is occurring in many parts of the country. The softer home equity market, combined with the Corporation's continued sales of loans sold at origination in response to the increased demand for home equity products with higher loan-to-value characteristics, will impact balance sheet organic loan growth.
Management does not expect this trend to change in the near term.

The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. For the three months ended March 31, 2006 and 2005 real estate loans sold to investors amounted to $0.6 billion and $0.4 billion, respectively. At March 31, 2006 and 2005, the Corporation had approximately $120.7 million and $103.9 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $10.7 million in the first quarter of 2006 compared to $6.9 million in the first quarter of 2005.

Auto loans securitized and sold in the first quarters of 2006 and 2005 amounted to $0.2 billion and $0.1 billion, respectively. Net gains from the sale and securitization of auto loans were $0.1 million for the first quarter of 2006 compared to net losses of $0.4 million in the first quarter of 2005. The losses in the first quarter of 2005, were primarily due to lower loan interest spreads associated with new auto loan production in a rising interest rate environment. Auto loans held for sale amounted to $38.4 million at March 31, 2006.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      -----------------------------

                                  2006                     2005                       Growth Pct.
                               --------- ---------------------------------------- ------------------
                                 First     Fourth    Third     Second    First              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
--------------------
  Noninterest bearing deposits
    Commercial                $  3,473   $  3,687  $  3,589  $  3,377  $  3,263     6.4 %   (5.8)%
    Personal                       943        942       932       958       930     1.4     (0.0)
    Other                          526        566       528       491       500     5.2     (7.1)
                               --------   --------  --------  --------  --------  ------   ------
  Total noninterest
    bearing deposits             4,942      5,195     5,049     4,826     4,693     5.3     (4.9)

  Interest bearing deposits
    Savings and NOW              2,831      2,911     3,049     3,149     3,281   (13.7)    (2.7)
    Money market                 6,599      6,354     6,047     5,819     5,692    15.9      3.9
    Foreign activity             1,034      1,084       932       882       904    14.3     (4.6)
                               --------   --------  --------  --------  --------  ------   ------
  Total interest
    bearing deposits            10,464     10,349    10,028     9,850     9,877     5.9      1.1

  Time deposits
    Other CDs and time deposits  3,509      3,354     3,095     2,951     2,787    25.9      4.7
    CDs greater than $100,000    2,035      1,703     1,421     1,243     1,074    89.5     19.5
                               --------   --------  --------  --------  --------  ------   ------
  Total time deposits            5,544      5,057     4,516     4,194     3,861    43.6      9.6
                               --------   --------  --------  --------  --------  ------   ------
Total bank issued deposits      20,950     20,601    19,593    18,870    18,431    13.7      1.7

Wholesale deposits
------------------
  Money market                     887      1,074     1,068     1,077     1,073   (17.4)   (17.3)
  Brokered CDs                   3,874      4,752     4,615     4,437     4,761   (18.6)   (18.5)
  Foreign time                   1,762        897     1,076     1,086       969    81.8     96.4
                               --------   --------  --------  --------  --------  ------   ------
Total wholesale deposits         6,523      6,723     6,759     6,600     6,803    (4.1)    (3.0)
                               --------   --------  --------  --------  --------  ------   ------
Total consolidated
  average deposits            $ 27,473   $ 27,324  $ 26,352  $ 25,470  $ 25,234     8.9 %    0.5 %
                               ========   ========  ========  ========  ========  ======   ======

Average total bank issued deposits increased $2.5 billion or 13.7% in the first quarter of 2006 compared to the first quarter of 2005. Average noninterest bearing deposits increased $0.2 billion, average bank-issued interest bearing deposits increased $0.6 billion and average bank issued time deposits increased $1.7 billion in the current quarter compared to the first quarter of the prior year.

Noninterest bearing deposit balances tend to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year. A portion of the noninterest balances, especially commercial balances, is sensitive to the interest rate environment. Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase.

As interest rates have risen, the Corporation has increasingly been able to competitively price deposit products which has contributed to the growth in average bank-issued interest bearing deposits and average bank issued time deposits.

In commercial banking, the focus remains on developing deeper relationships by capitalizing on cross-sale opportunities. Incentive plans based on the sale of treasury management products and services are focused on growing deposits. The retail banking strategy continues to focus on aggressively selling the right products to meet the needs of customers and enhance the Corporation's profitability.

For the three months ended March 31, 2006, average wholesale deposits decreased $0.3 billion, or 4.1% compared to the three months ended March 31, 2005. During the first quarter of 2006, a significant portion of longer-term institutional certificates of deposits matured and were re-financed at a higher cost. These deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.

During the first quarter of 2006, the Corporation issued $250.0 million of fixed rate senior notes. The fixed rate senior notes mature in 2011 and have a coupon rate of 5.35%. Also during the first quarter of 2006, $500.0 million of floating rate senior bank notes were issued. These floating rate senior bank notes mature in 2008 and have a coupon rate that is indexed to the three-month London Inter-Bank Offered Rate. During the first quarter of 2006, $250.0 million of senior bank notes - Extendible Liquidity Securities matured.

During the first quarter of 2005 the Corporation obtained a new floating rate advance from the Federal Home Loan Bank ("FHLB") aggregating $250.0 million. The FHLB advance matures in 2011 and was converted to a fixed rate through the use of an interest rate swap. During the first quarter of 2005, $900.0 million of senior bank notes with an annual weighted average coupon interest rate of 4.13% were issued. The notes mature at various times beginning in 2008 through 2017.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2006 and 2005, are presented in the following tables ($ in millions):

                     Consolidated Yield and Cost Analysis
                     ------------------------------------

                                         Three Months Ended          Three Months Ended
                                           March 31, 2006              March 31, 2005
                                    ---------------------------  ---------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                    ---------------------------  ---------------------------
Loans and leases: (a)
  Commercial loans and leases      $ 10,332.6 $ 175.3    6.88 % $  8,857.6 $ 120.8    5.53 %
  Commercial real estate loans       10,580.4   181.1    6.94      9,516.4   138.6    5.91
  Residential real estate loans       7,275.3   122.8    6.85      4,729.0    67.2    5.77
  Home equity loans and lines         4,705.9    81.0    6.98      5,130.8    75.1    5.94
  Personal loans and leases           1,747.0    29.2    6.77      1,649.8    22.8    5.60
                                    ---------- ------- -------   ---------- ------- -------
Total loans and leases               34,641.2   589.4    6.90     29,883.6   424.5    5.76

Investment securities (b):
  Taxable                             4,979.4    57.9    4.64      4,822.8    51.9    4.37
  Tax Exempt (a)                      1,340.6    23.4    7.20      1,278.2    23.0    7.48
                                    ---------- ------- -------   ---------- ------- -------
Total investment securities           6,320.0    81.3    5.17      6,101.0    74.9    5.01

Trading securities (a)                   34.2     0.1    0.87         23.1     0.1    1.23

Other short-term investments            315.7     3.5    4.58        187.0     1.3    2.91
                                    ---------- ------- -------   ---------- ------- -------
Total interest earning assets      $ 41,311.1 $ 674.3    6.61 % $ 36,194.7 $ 500.8    5.62 %
                                    ========== ======= =======   ========== ======= =======
Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $ 10,464.3 $  74.7    2.89 % $  9,877.1 $  33.6    1.38 %
  Bank issued time deposits           5,544.3    53.3    3.90      3,861.0    26.1    2.74
                                    ---------- ------- -------   ---------- ------- -------
  Total bank issued deposits         16,008.6   128.0    3.24     13,738.1    59.7    1.76
  Wholesale deposits                  6,522.6    70.1    4.36      6,802.7    43.8    2.61
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing deposits      22,531.2   198.1    3.57     20,540.8   103.5    2.04

Short-term borrowings                 3,370.9    39.3    4.73      2,892.9    21.9    3.08
Long-term borrowings                  9,404.0   104.4    4.50      7,205.2    68.4    3.85
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing liabilities $ 35,306.1 $ 341.8    3.93 % $ 30,638.9 $ 193.8    2.57 %
                                    ========== ======= =======   ========== ======= =======
Net interest margin (FTE)                     $ 332.5    3.26 %            $ 307.0    3.44 %
                                               ======= =======              ======= =======
Net interest spread (FTE)                                2.68 %                       3.05 %
                                                       =======                      =======

  (a) Fully taxable equivalent ("FTE") basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 18 basis points from 3.44% in the first quarter of 2005 to 3.26% in the first quarter of 2006. Compared to the fourth quarter of 2005 the net interest margin FTE decreased 12 basis points from 3.38% in the fourth quarter of 2005 to 3.26% in the first quarter of 2006. During the fourth quarter of 2005, interest recoveries, which vary from period to period, contributed approximately 3 basis points to the net interest margin FTE. Approximately 6 basis points of the decline from the fourth quarter of 2005 was due to scheduled re-financings previously discussed. Also as previously discussed, the normal seasonality of the Corporation's noninterest bearing bank issued deposits had a negative impact of approximately 2 basis points in the first quarter of 2006 compared to the fourth quarter of 2005. Beginning with the first quarter of 2006, the Corporation included certain loan and lease fees in interest income on loans and leases. All prior periods have been restated for this reclassification. The Corporation estimates that the net interest margin FTE increased by approximately 9 basis points in the first quarter of 2006, 9 basis points in the fourth quarter of 2005 and 8 basis points in the first quarter of 2005 due to this reclassification.

Compared to the fourth quarter of 2005, management expects a more modest downward pressure on the net interest margin FTE for the remainder of 2006. Management anticipates that loan spreads will most likely continue to narrow, particularly in a rising interest rate environment, and as the economy improves, the Corporation's capacity to generate loans may exceed its ability to generate appropriately priced deposits. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.

           PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
           ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of March 31, 2006, and the prior four quarters:


                           Nonperforming Assets
                           --------------------
                                 ($000's)

                                            2006                           2005
                                        -----------  --------------------------------------------------
                                           First        Fourth       Third        Second       First
                                          Quarter      Quarter      Quarter      Quarter      Quarter
                                        -----------  -----------  -----------  -----------  -----------
Nonaccrual                              $  144,484   $  134,718   $  141,408   $  126,920   $  124,416

Renegotiated                                   138          143          148          176          220

Past due 90 days or more                     4,523        5,725        5,743        4,514        5,314
                                         ----------   ----------   ----------   ----------   ----------
Total nonperforming loans and leases       149,145      140,586      147,299      131,610      129,950

Other real estate owned                      8,207        8,869        8,774        9,124        6,770
                                         ----------   ----------   ----------   ----------   ----------
Total nonperforming assets              $  157,352   $  149,455   $  156,073   $  140,734   $  136,720
                                         ==========   ==========   ==========   ==========   ==========
Allowance for loan and lease losses     $  368,760   $  363,769   $  362,257   $  360,138   $  358,280
                                         ==========   ==========   ==========   ==========   ==========

                         Consolidated Statistics
                         -----------------------

                                            2006                           2005
                                        -----------  --------------------------------------------------
                                           First        Fourth       Third        Second       First
                                          Quarter      Quarter      Quarter      Quarter      Quarter
                                        -----------  -----------  -----------  -----------  -----------
Net charge-offs to average
  loans and leases annualized                 0.07%        0.14%        0.10%        0.15%        0.11%
Total nonperforming loans and leases
  to total loans and leases                   0.42         0.41         0.44         0.41         0.42
Total nonperforming assets to total loans
  and leases and other real estate owned      0.45         0.44         0.47         0.44         0.45
Allowance for loan and lease losses
  to total loans and leases                   1.05         1.06         1.09         1.12         1.17
Allowance for loan and lease losses
  to total nonperforming loans and leases      247          259          246          274          276

                    Nonaccrual Loans and Leases By Type
                    -----------------------------------
                                  ($000's)

                                            2006                           2005
                                        -----------  --------------------------------------------------
                                           First        Fourth       Third        Second       First
                                          Quarter      Quarter      Quarter      Quarter      Quarter
                                        -----------  -----------  -----------  -----------  -----------
Commercial
  Commercial, financial and
    agricultural                        $   50,103   $   43,730   $   47,644   $   35,777   $   37,587
  Lease financing receivables                1,399        1,539        3,012        3,990        4,882
                                         ----------   ----------   ----------   ----------   ----------
Total commercial                            51,502       45,269       50,656       39,767       42,469

Real estate
  Construction and land development          3,276          913        3,057        1,500          785
  Commercial mortgage                       30,633       28,644       30,351       37,107       28,115
  Residential mortgage                      57,425       57,982       56,488       47,797       52,056
                                         ----------   ----------   ----------   ----------   ----------
Total real estate                           91,334       87,539       89,896       86,404       80,956

Personal                                     1,648        1,910          856          749          991
                                         ----------   ----------   ----------   ----------   ----------
Total nonaccrual loans and leases       $  144,484   $  134,718   $  141,408   $  126,920   $  124,416
                                         ==========   ==========   ==========   ==========   ==========

           Reconciliation of Allowance for Loan and Lease Losses
           -----------------------------------------------------
                                  ($000's)

                                            2006                           2005
                                        -----------  --------------------------------------------------
                                           First        Fourth       Third        Second       First
                                          Quarter      Quarter      Quarter      Quarter      Quarter
                                        -----------  -----------  -----------  -----------  -----------
Beginning balance                       $  363,769   $  362,257   $  360,138   $  358,280   $  358,110

Provision for loan and lease losses         10,995       12,995        9,949       13,725        8,126

Loans and leases charged-off
  Commercial                                 3,869        9,481        2,256        3,767        6,036
  Real estate                                2,901        3,110        6,576        8,190        3,339
  Personal                                   3,727        5,213        3,186        3,765        3,416
  Leases                                       189          226          337          380          246
                                         ----------   ----------   ----------   ----------   ----------
Total charge-offs                           10,686       18,030       12,355       16,102       13,037

Recoveries on loans and leases
  Commercial                                 2,715        4,256        2,634        2,264        2,604
  Real estate                                  263          374          575          413        1,380
  Personal                                     971          781          787          782          719
  Leases                                       733        1,136          529          776          378
                                         ----------   ----------   ----------   ----------   ----------
Total recoveries                             4,682        6,547        4,525        4,235        5,081
                                         ----------   ----------   ----------   ----------   ----------
Net loans and leases charge-offs             6,004       11,483        7,830       11,867        7,956
                                         ----------   ----------   ----------   ----------   ----------
Ending balance                          $  368,760   $  363,769   $  362,257   $  360,138   $  358,280
                                         ==========   ==========   ==========   ==========   ==========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned ("OREO").

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $8.2 million at March 31, 2006, compared to $8.9 million at December 31, 2005 and $6.8 million at March 31, 2005.

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

At March 31, 2006, nonperforming loans and leases amounted to $149.1 million or 0.42% of consolidated loans and leases compared to $140.6 million or 0.41% of consolidated loans and leases at December 31, 2005, and $130.0 million or 0.42% of consolidated loans and leases at March 31, 2005. At March 31, 2006 nonperforming loans and leases increased $8.5 million or 6.1% compared to nonperforming loans and leases at December 31, 2005. Despite the increase, the ratio of nonperforming loans and leases to consolidated loans and leases at March 31, 2006 and at each quarter end throughout 2005 has remained in a fairly narrow range and continues to be below management's expectations. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases. Since December 31, 2005, nonaccrual commercial and industrial loans and nonaccrual commercial real estate loans have been the largest contributors to the increase in nonaccrual loans and leases.

Net charge-offs amounted to $6.0 million or 0.07% of average loans and leases in the first quarter of 2006 compared to $11.5 million or 0.14% of average loans and leases in the fourth quarter of 2005 and $8.0 million or 0.11% of average loans and leases in the first quarter of 2005. The lower level of net charge-offs experienced throughout 2005 and the first three months of 2006 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. Recoveries in the first quarter of 2006 were $4.7 million compared to $6.5 million in the fourth quarter of 2005 and $5.1 million in the first quarter of 2005. The ratio of recoveries to charge-offs was 43.8% in the first quarter of 2006 which was above the Corporation's five year historical average ratio of recoveries to charge-offs of 27.9%.

Management continues to expect the longer term level of nonperforming loans and leases to be in the range of 50-60 basis points of total loans and leases and expects net charge-offs to trend to historical levels. Management does not believe that current net charge-off levels are sustainable indefinitely.

The provisions for loan and lease losses amounted to $11.0 million for the three months ended March 31, 2006 compared to $13.0 million for the three months ended December 31, 2005 and $8.1 million for the three months ended March 31, 2005. The allowance for loan and lease losses as a percent of consolidated loans and leases outstanding was 1.05% at March 31, 2006, 1.06% at December 31, 2005 and 1.17% at March 31, 2005.

                               OTHER INCOME
                               ------------
Other income or noninterest sources of revenue represented approximately 59.3% and 57.4% of the Corporation's total sources of revenues for the three months ended March 31, 2006 and 2005, respectively. Total other income in the first quarter of 2006 amounted to $472.8 million compared to $402.5 million in the same period last year, an increase of $70.3 million or 17.5%. The increase in other income was primarily due to growth in data processing services, trust services revenue and mortgage banking revenue.

Data processing services revenue amounted to $343.0 million in the first quarter of 2006 compared to $282.9 million in the first quarter of 2005, an increase of $60.1 million or 21.2%. Revenue growth continued throughout the segment due to revenue associated with acquisitions, higher transaction volumes in core processing activity, payment processing and electronic banking and an increase in healthcare eligibility and payment card production. Revenue associated with Metavante's acquisitions completed in 2006 and 2005 contributed a significant portion of the revenue growth in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The acquisition related revenue growth includes cross sales of acquired products to clients across the entire segment. Due to the focus of some of the acquired companies on software sales and the retail marketplace, Data processing services revenue will tend to be somewhat more cyclical and seasonal in nature. Total buyout revenue, which varies from period to period, decreased $1.1 million in the current quarter compared to the first quarter of last year.

On January 1, 2006 the Banking segment transferred its external item processing business, including all check-processing client relationships, to Metavante. This transfer, together with recent investments in electronic check image technology, enables Metavante to provide its clients with an end-to-end image solution that includes check truncation at the point of first presentment, image exchange through the Endpoint Exchange Network and final settlement. As a result of the transfer, the previously reported Other income line, Item processing, was reclassified to Data processing services in the Consolidated Statements of Income and prior period segment financial information for both the Banking segment and Metavante has been adjusted for the transfer. The transfer did not materially affect the period to period comparability of Data processing services revenue or segment related information.

Management expects that Metavante revenue (internal and external) for the year ended December 31, 2006 will be at the high end of the previously forecasted revenue projection of $1.4 billion to $1.5 billion. Organic revenue growth rates are expected to exceed prior year levels and segment income will continue to improve. These expectations include the impact of all acquisitions and the transfer of external item processing.

Trust services revenue amounted to $45.9 million in the first quarter of 2006 compared to $40.3 million in the first quarter of 2005, an increase of $5.6 million or 13.9%. A portion of the revenue growth was attributable to the 2006 acquisition of certain assets of First Trust Indiana. The remainder of the increase in revenue was due to sales efforts that continue to emphasize cross-selling and integrated delivery. Assets under management were approximately $19.8 billion at March 31, 2006, compared to $18.9 billion at December 31, 2005, and $18.1 billion at March 31, 2005.

Service charges on deposits amounted to $22.8 million in the first quarter of 2006 compared to $23.6 million in the first quarter of 2005, a decrease of $0.8 million. A portion of this source of fee income is sensitive to changes in interest rates. In a rising interest rate environment, customers that pay for services by maintaining eligible deposit balances receive a higher earnings credit which results in lower fee income. Service charges on deposits associated with commercial demand deposits accounted for the majority of the decline in this revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Total mortgage banking revenue was $12.5 million in the first quarter of 2006 compared with $8.2 million in the first quarter of 2005, an increase of $4.3 million. For the three months ended March 31, 2006 and 2005, the Corporation sold $0.6 billion and $0.4 billion of residential mortgage and home equity loans to the secondary market, respectively. As previously discussed, the Corporation continues to sell home equity loans at origination partly in response to the increased demand for home equity products with higher loan-to-value characteristics. Retained interests in the form of mortgage servicing rights on residential mortgage loans sold amounted to $0.3 million for the three months ended March 31, 2006 and $0.2 million for the three months ended March 31, 2005.

Net investment securities gains amounted to $1.1 million and $5.8 million for the three months ended March 31, 2006 and March 31, 2005, respectively. As previously discussed, during the first quarter of 2005, the Corporation's banking segment's investment in certain membership interests of PULSE was liquidated by PULSE. The cash received resulted in a pre-tax gain of $5.6 million.

Other income in the first quarter of 2006 amounted to $40.6 million compared to $35.4 million in the first quarter of 2005, an increase of $5.2 million or 14.8%. The increase in other income in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to increases in card related fees, auto securitization related income and trading and investment fees. Other income for the three months ended March 31, 2006 includes a gain of $1.2 million from a branch divestiture. Other income for the three months ended March 31, 2005 includes a gain of $0.8 million from a required sale of a facility.

                              OTHER EXPENSE
                              -------------
Total other expense for the three months ended March 31, 2006 amounted to $505.1 million compared to $443.0 million for the three months ended March 31, 2005, an increase of $62.1 million or 14.0%.

Total other expense for the three months ended March 31, 2006 included the operating expenses associated with Metavante's 2005 and 2006 acquisitions which had a significant impact on the period to period comparability of operating expenses in 2006 compared to 2005. Approximately $38.3 million of the operating expense growth in the first quarter of 2006 compared to the first quarter of 2005 was attributable to the acquisitions. The operating expenses of the acquired entities have been included in the Corporation's consolidated operating expenses from the dates the transactions were completed.

The Corporation estimates that its expense growth in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, excluding the effects of Metavante's acquisitions, was approximately $23.8 million or 5.4%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 2006, and prior four quarters were:

                           Efficiency Ratios
                           -----------------

                                                   Three Months Ended
                          ---------------------------------------------------------------------
                            March 31,   December 31,  September 30,     June 30,     March 31,
                              2006          2005          2005            2005         2005
                          ------------ ------------- -------------- ------------- -------------
Consolidated Corporation         62.8 %        64.1 %         62.5 %        60.9 %       62.9 %

Consolidated Corporation
  Excluding Metavante            48.8 %        51.5 %         50.8 %        49.9 %       50.6 %

Salaries and employee benefits expense amounted to $277.4 million in the first quarter of 2006 compared to $245.1 million in the first quarter of 2005, an increase of $32.3 million or 13.2%. Salaries and benefits associated with Metavante acquisitions previously discussed accounted for approximately $15.3 million of the increase in salaries and employee benefits expense in the first quarter of 2006 compared to the first quarter of 2005. Other contributors included increased expense for product development and increased expense associated with professional services revenue at Metavante, increased incentive compensation associated with loan and deposit growth, increased personnel to build out product lines in markets outside Wisconsin and for de novo branch expansion by the banking segment and increased expense associated with the Trust acquisition.

For the first quarter of 2006, occupancy and equipment expense amounted to $57.8 million compared to $53.4 million in the first quarter of 2005, an increase of $4.4 million or 8.3%. Metavante's acquisitions accounted for approximately $2.9 million of the increase in occupancy and equipment expense in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $85.9 million in the first quarter of 2006 compared to $65.3 million in the first quarter of 2005, an increase of $20.6 million or 31.6%. Metavante's expense growth accounted for $20.4 million of the increase in expense for these items in the first quarter of 2006 compared to the first quarter of 2005. Metavante's acquisitions accounted for approximately $13.9 million of its increase in these expense items.

Amortization of intangibles amounted to $8.9 million in the first quarter of 2006 compared to $8.1 million in the first quarter of 2005, an increase of $0.8 million. Amortization of core deposit intangibles, which is based on a declining balance method, decreased $0.5 million in the first quarter of 2006 compared to the first quarter of the prior year. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, intangibles amortization expense in connection with Metavante's acquisitions increased $1.8 million.

Other expense amounted to $75.1 million in the first quarter of 2006 compared to $71.2 million in the first quarter of 2005, an increase of $3.9 million or 5.6%. Metavante's acquisitions accounted for approximately $3.7 million of the increase in other expense in the first three months of 2006 compared to the first three months of 2005.

Other expense is affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. Net software and conversion amortization was $2.7 million in the first quarter of 2006 compared to $5.8 million in the first quarter of 2005, resulting in a decrease to other expense over the comparative quarters of $3.1 million.

                              INCOME TAXES
                              ------------
The provision for income taxes for the three months ended March 31, 2006 amounted to $94.5 million or 33.6% of pre-tax income compared to $84.9 million or 33.9% of pre-tax income for the three months ended March 31, 2005.

                    LIQUIDITY AND CAPITAL RESOURCES
                    -------------------------------
Shareholders' equity was $4.9 billion or 10.3% of total consolidated assets at March 31, 2006, compared to $4.7 billion or 10.2% of total consolidated assets at December 31, 2005, and $4.1 billion or 9.8% of total consolidated assets at March 31, 2005. The increase in shareholders' equity at March 31, 2006 was primarily due to earnings net of dividends paid.

During the first quarter of 2006, the Corporation issued 527,864 shares of its common stock valued at $23.2 million in conjunction with Metavante's acquisition of AdminiSource Inc. Also during the first quarter of 2006, the Corporation issued 385,192 shares of its common stock valued at $16.9 million to fund its 2005 obligations under its retirement and employee stock ownership plans.

On April 25, 2006, the Corporation announced that its Board of Directors increased the quarterly cash dividend on its common stock 12.5%, from $0.24 per share to $0.27 per share.

The Corporation has a Stock Repurchase Program under which it may repurchase up to 12 million shares of its common stock annually. During the first quarter of 2006, the Corporation repurchased 1.0 million shares at an aggregate cost of $41.8 million or an average price of $41.79 per common share.

In 2005 the Corporation entered into an equity distribution agreement whereby the Corporation may offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. However, the Corporation will not sell more than the number of shares of its common stock necessary for the aggregate gross proceeds from such sales to reach $150.0 million. No sales occurred during the first quarter of 2006.

At March 31, 2006, the net loss in accumulated other comprehensive income amounted to $43.7 million, which represented a negative change in accumulated other comprehensive income of $6.5 million since December 31, 2005. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $46.9 million at March 31, 2006, compared to a net loss of $36.3 million at December 31, 2005, resulting in a net loss of $10.6 million over the three month period. Net accumulated other comprehensive income associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges was a net gain of $4.1 million over the three month period.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables. The risk-based capital and leverage ratios at December 31, 2005 have not been adjusted for the adoption of SFAS 123(R).

                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                             ($ in millions)

                                      March 31, 2006                   December 31, 2005
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,251           7.92 % $           3,046           7.67 %
 Tier 1 Capital
   Minimum Requirement                 1,641           4.00               1,588           4.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $           1,610           3.92 % $           1,458           3.67 %
                            =================  =============   =================  =============

 Total Capital             $           4,837          11.79 % $           4,659          11.74 %
 Total Capital
   Minimum Requirement                 3,281           8.00               3,176           8.00
                            -----------------  -------------   -----------------  -------------

 Excess                    $           1,556           3.79 % $           1,483           3.74 %
                            =================  =============   =================  =============
 Risk-Adjusted Assets      $          41,020                  $          39,698
                            =================                  =================

                             LEVERAGE RATIOS
                             ---------------
                             ($ in millions)

                                      March 31, 2006                   December 31, 2005
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,251           7.30 % $           3,046           7.08 %
 Minimum Leverage
   Requirement                 1,337 - 2,228    3.00 - 5.00       1,291 - 2,152    3.00 - 5.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $   1,914 - 1,023    4.30 - 2.30 % $   1,755 -   894    4.08 - 2.08 %
                            =================  =============   =================  =============
 Adjusted Average
   Total Assets            $          44,549                  $          43,039
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $6.0 billion at March 31, 2006, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.6 billion at March 31, 2006, provides liquidity from maturities and amortization payments. The Corporation's loans held for sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $17.9 billion in the first quarter of 2006. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $6.5 billion in the first quarter of 2006.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2006.

The Corporation's lead bank, M&I Marshall & Ilsley Bank (the "Bank"), has implemented a bank note program which permits it to issue up to $7.0 billion of short-term and medium-term notes which are offered and sold only to institutional investors. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in private markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at March 31, 2006 amounted to $6.0 billion of which $1.3 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. Bank notes issued during the first quarter of 2006 amounted to $500.0 million.

The national capital markets represent a further source of liquidity to M&I. M&I has filed a number of shelf registration statements that are intended to permit M&I to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

During the third quarter of 2005, the Corporation amended the shelf registration statement originally filed with the Securities and Exchange Commission during the second quarter of 2004 to include the equity distribution agreement. The amended shelf registration statement enables the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. Approximately $1.3 billion is available for future securities issuances.

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by M&I, Metavante and/or other consolidated subsidiaries of the Corporation. At March 31, 2006, there were 3.1 million shares of common stock available for future issuances.

Under another shelf registration statement, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At March 31, 2006, Series F notes issued amounted to $250.0 million. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At March 31, 2006, MiNotes issued amounted to $0.2 billion. Additionally, the Corporation has a commercial paper program. At March 31, 2006, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $3.0 billion at March 31, 2006. Long-term borrowings amounted to $9.7 billion at March 31, 2006. The scheduled maturities of long-term borrowings including estimated interest payments at March 31, 2006 are as follows: $2.9 billion is due in less than one year; $3.1 billion is due in one to three years; $2.2 billion is due in three to five years; and $4.1 billion is due in more than five years. During the first quarter of 2006, the Corporation issued shares of its common stock valued at $16.9 million to fund a portion of its 2005 obligations under its retirement and employee stock ownership plans. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

                   OFF-BALANCE SHEET ARRANGEMENTS
                   ------------------------------
At March 31, 2006, there have been no substantive changes with respect to the Corporation's off-balance sheet activities as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2006. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

                    CRITICAL ACCOUNTING POLICIES
                    ----------------------------
The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation's consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management continues to consider the following to be those accounting policies that require significant judgments and assumptions:

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at March 31, 2006:

     In general, the economy is improving and the Corporation's customer base is showing signs of increased business activity as evidenced by the continued loan growth in this quarter.

     At March 31, 2006, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and the airline industries. The majority of the commercial charge-offs incurred during the past three years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics. Reduced revenues causing a declining utilization of the industry's capacity levels can affect collateral values and the amounts realized through the sale or liquidation.

     During the first quarter of 2006, the Corporation's commitments to Shared National Credits were approximately $3.3 billion with usage averaging around 44%. Many of the Corporation's largest charge-offs have come from the Shared National Credit portfolio. Although these factors result in an increased risk profile, as of March 31, 2006, Shared National Credit nonperforming loans amounted to $3.0 million. The Corporation's exposure to Shared National Credits is monitored closely given this lending group's loss experience.

     The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. Each of these regions has cultural and environmental factors that are unique to them. At March 31, 2006, total nonperforming loans and leases as a percent of total loans and leases for the Missouri region was higher than the consolidated total of nonperforming loans and leases as a percent of total consolidated loans and leases.

     At March 31, 2006, nonperforming loans and leases amounted to $149.1 million or 0.42% of consolidated loans and leases compared to $140.6 million or 0.41% of consolidated loans and leases at December 31, 2005, and $130.0 million or 0.42% of consolidated loans and leases at March 31, 2005. At March 31, 2006 nonperforming loans and leases increased $8.5 million or 6.1% compared to nonperforming loans and leases at December 31, 2005. Despite the increase, the ratio of nonperforming loans and leases to consolidated loans and leases at March 31, 2006 and at each quarter end throughout 2005 has remained in a fairly narrow range and continues to be below management's expectations. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases. Since December 31, 2005, nonaccrual commercial and industrial loans and nonaccrual commercial real estate loans have been the largest contributors to the increase in nonaccrual loans and leases.

     Net charge-offs amounted to $6.0 million or 0.07% of average loans and leases in the first quarter of 2006 compared to $11.5 million or 0.14% of average loans and leases in the fourth quarter of 2005 and $8.0 million or 0.11% of average loans and leases in the first quarter of 2005. The lower level of net charge-offs experienced throughout 2005 and the first three months of 2006 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. Recoveries in the first quarter of 2006 were $4.7 million compared to $6.5 million in the fourth quarter of 2005 and $5.1 million in the first quarter of 2005. The ratio of recoveries to charge-offs was 43.8% in the first quarter of 2006 which was above the Corporation's five year historical average ratio of recoveries to charge-offs of 27.9%.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $368.8 million or 1.05% of loans and leases outstanding at March 31, 2006. The allowance for loan and lease losses was $363.8 million or 1.06% of loans and leases outstanding at December 31, 2005 and $358.3 million or 1.17% of loans and leases outstanding at March 31, 2005. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $11.0 million for the three months ended March 31, 2006 compared to $8.1 million for the three months ended March 31, 2005. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

                 Capitalized Software and Conversion Costs
                 -----------------------------------------
Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended March 31, 2006 and 2005, the amount of software costs capitalized amounted to $11.3 million and $9.0 million, respectively. Amortization expense of software costs amounted to $14.1 million for the three months ended March 31, 2006 compared to $14.9 million for the three months ended March 31, 2005.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended March 31, 2006 and 2005, the amount of conversion costs capitalized amounted to $2.4 million and $2.9 million, respectively. Amortization expense of conversion costs amounted to $2.3 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively.

Net unamortized costs were ($ in millions):

                                            March 31,
                                   --------------------------
                                        2006          2005
                                   ------------  ------------
          Software                 $     152.6   $     157.2

          Conversions                     26.9          26.7
                                    -----------   -----------
            Total                  $     179.5   $     183.9
                                    ===========   ===========

The Corporation has not substantively changed any aspect of its overall approach in the determination of the amount of costs that are capitalized for software development or conversion activities. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the periodic amortization of such costs.

                 Financial Asset Sales and Securitizations
                 -----------------------------------------
The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity ("QSPE") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

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

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $985.0 million at March 31, 2006. At March 31, 2006 the carrying amount of retained interests amounted to $30.2 million.

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

At March 31, 2006, highly rated investment securities in the amount of $282.7 million were outstanding in the QSPE to support the outstanding commercial paper.

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

                        FORWARD-LOOKING STATEMENTS
                        --------------------------
Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as "expects", "anticipates" or "believes". Such statements are subject to important factors that could cause the Corporation's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in Item 1A, Risk Factors, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and under the heading "Forward-Looking Statements," and as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. Updated information regarding the Corporation's use of derivative financial instruments is contained in Note 12, Notes to Financial
Statements contained in Item 1 herein.


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

                                           Impact to Annual Pretax Income as of
                             ----------------------------------------------------------------
                               March 31,  December 31, September 30,   June 30,    March 31,
                                 2006         2005         2005          2005         2005
                             ------------ ------------ ------------- ------------ -----------
 Hypothetical Change in Interest Rate
 ------------------------------------
   100 basis point gradual:

     Rise in rates               (0.2)%       (0.2)%      (0.1)%          0.3 %       (0.2)%

     Decline in rates             0.1 %        0.0 %       0.0 %         (0.6)%        0.3 %

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of March 31, 2006, the fair value of equity at risk for a gradual 100bp shift in rates was no more than 2.0% of the market value of the Corporation.

                                Equity Risk
                                -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values for the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At March 31, 2006, the carrying value of total active capital markets investments amounted to approximately $44.0 million.

As of March 31, 2006, M&I Trust Services administered $86.2 billion in assets and directly managed a portfolio of $19.8 billion. The Corporation is exposed to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

                        PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of Marshall & Ilsley
Corporation stock for the specified period:

                                                 Total Number of    Maximum Number
                                                Shares Purchased    of Shares that
                                                    as Part of        May Yet Be
                     Total Number    Average       of Publicly     Purchased Under
                      of Shares    Price Paid    Announced Plans      the Plans
      Period         Purchased(1)   per Share      or Programs       or Programs
 -----------------  -------------  ----------- ------------------ -----------------
   January 1 to
 January 31, 2006        443,919    $  41.92             437,700        11,562,300

   February 1 to
 February 28, 2006       565,972       41.70             562,300        11,000,000

    March 1 to
  March 31, 2006           2,434       41.84                --          11,000,000
                     ------------   ----------   ----------------
       Total           1,012,325    $  41.80           1,000,000
                     ============   ==========   ================

 (1) Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

The Corporation's Share Repurchase Program was publicly reconfirmed in April 2005 and again in April 2006. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

ITEM 6.   EXHIBITS

       Exhibit 10  -  Change of Control Agreement dated
                      March 13, 2006 between the Corporation
                      and Michael C. Smith.

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


                                  /s/  Patricia R. Justiliano
                                  __________________________________

                                  Patricia R. Justiliano
                                  Senior Vice President and
                                    Corporate Controller
                                  (Chief Accounting Officer)


                                  /s/  James E. Sandy
                                  __________________________________

                                  James E. Sandy
                                  Vice President




May 10, 2006

                               EXHIBIT INDEX
                               -------------

     Exhibit Number                Description of Exhibit
     ______________     ____________________________________________

          (10)          Change of Control Agreement dated
                        March 13, 2006 between the Corporation
                        and Michael C. Smith.

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