Form 10-Q
period 2006-06-30
MARSHALL & ILSLEY CORP/WI/
filed 2006-08-09
CIK 62741

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

               For the quarterly period ended June 30, 2006

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                             July 31, 2006
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   254,295,652

==========================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)
                                                                                 As Adjusted Note 11
                                                                            ---------------------------
                                                               June 30,     December 31,     June 30,
                                                                 2006           2005           2005
                                                            -------------- ------------- --------------
Assets
------
Cash and cash equivalents:
   Cash and due from banks                                 $   1,280,941  $   1,155,263  $     976,073
   Federal funds sold and security resale agreements             221,497        209,869        217,139
   Money market funds                                             40,831         49,219         51,410
                                                            -------------  -------------  -------------
Total cash and cash equivalents                                1,543,269      1,414,351      1,244,622

Investment securities:
   Trading securities, at market value                            54,928         29,779         22,539
   Interest bearing deposits at other banks                       18,252         40,659         14,362
   Available for sale, at market value                         6,627,287      5,701,703      5,572,628
   Held to maturity, market value $559,869
      ($638,135 December 31, 2005 and $698,534 June 30, 2005)    547,686        618,554        668,107
                                                            -------------  -------------  -------------
Total investment securities                                    7,248,153      6,390,695      6,277,636

Loans held for sale                                              157,041        277,847        193,092

Loans and leases:
   Loans and leases, net of unearned income                   40,230,299     33,889,066     31,952,759
Less: Allowance for loan and lease losses                        415,201        363,769        360,138
                                                            -------------  -------------  -------------
   Net loans and leases                                       39,815,098     33,525,297     31,592,621

Premises and equipment, net                                      569,240        490,687        448,730
Goodwill and other intangibles                                 3,154,828      2,461,461      2,159,624
Accrued interest and other assets                              1,931,237      1,652,379      1,567,395
                                                            -------------  -------------  -------------
Total Assets                                               $  54,418,866  $  46,212,717  $  43,483,720
                                                            =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                     $   5,773,090  $   5,525,019  $   5,088,947
   Interest bearing                                           27,184,702     22,149,202     20,972,493
                                                            -------------  -------------  -------------
Total deposits                                                32,957,792     27,674,221     26,061,440

Federal funds purchased and security repurchase agreements     2,378,380      2,327,258      1,705,817
Other short-term borrowings                                    4,399,478      3,299,476      3,456,383
Accrued expenses and other liabilities                         1,449,603      1,507,621      1,510,461
Long-term borrowings                                           7,476,087      6,668,670      6,470,684
                                                            -------------  -------------  -------------
Total liabilities                                             48,661,340     41,477,246     39,204,785

Shareholders' equity:
---------------------
   Series A convertible preferred stock, $1.00 par value;
      2,000,000 shares authorized                                    --             --             --
   Common stock, $1.00 par value; 261,972,933 shares issued
      (244,587,222 shares at December 31, 2005 and
       244,432,222 shares at June 30, 2005)                      261,973       244,587         244,432
   Additional paid-in capital                                  1,747,576       970,739         870,380
   Retained earnings                                           4,137,607     3,871,614       3,626,707
   Accumulated other comprehensive income,
      net of related taxes                                      (101,251)      (37,291)         15,508
   Less: Treasury stock, at cost: 8,000,318 shares
         (9,148,493 December 31, 2005 and
          14,782,208 June 30, 2005)                              253,201       277,423         448,212
         Deferred compensation                                    35,178        36,755          29,880
                                                            -------------  -------------  -------------
Total shareholders' equity                                     5,757,526     4,735,471       4,278,935
                                                            -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                 $  54,418,866  $ 46,212,717   $  43,483,720
                                                            =============  =============  =============

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except per share data)
                                                                                 As Adjusted
                                                                                   Note 11
                                                                               ---------------
                                                                Three Months     Three Months
                                                               Ended June 30,   Ended June 30,
                                                                   2006             2005
                                                              ---------------  ---------------
Interest and fee income
-----------------------
   Loans and leases                                           $     714,243    $     469,774
   Investment securities:
      Taxable                                                        70,908          53,265
      Exempt from federal income taxes                               15,749          16,103
   Trading securities                                                   198              47
   Short-term investments                                             5,011           2,294
                                                               -------------    ------------
Total interest and fee income                                       806,109         541,483

Interest expense
----------------
   Deposits                                                         271,592         122,803
   Short-term borrowings                                             43,124          28,391
   Long-term borrowings                                             117,336          77,284
                                                               -------------    ------------
Total interest expense                                              432,052         228,478
                                                               -------------    ------------
Net interest income                                                 374,057         313,005
Provision for loan and lease losses                                  11,053          13,725
                                                               -------------    ------------
Net interest income after provision for loan and lease losses       363,004         299,280

Other income
------------
   Data processing services                                         344,976         282,363
   Wealth management                                                 56,309          48,129
   Service charges on deposits                                       25,005          23,711
   Gains on sale of mortgage loans                                   10,219           9,489
   Other mortgage banking revenue                                     2,062           1,702
   Net investment securities gains                                      960          29,422
   Life insurance revenue                                             7,408           8,055
   Other                                                             37,434          31,453
                                                               -------------    ------------
Total other income                                                  484,373         434,324

Other expense
-------------
   Salaries and employee benefits                                   307,060         268,975
   Net occupancy                                                     25,698          20,789
   Equipment                                                         38,113          30,076
   Software expenses                                                 17,348          14,143
   Processing charges                                                29,586          13,517
   Supplies and printing                                              6,473           5,791
   Professional services                                             14,036          12,802
   Shipping and handling                                             21,669          16,751
   Amortization of intangibles                                       12,004           8,106
   Other                                                             72,269          68,903
                                                               -------------    ------------
Total other expense                                                 544,256         459,853
                                                               -------------    ------------
Income before income taxes                                          303,121         273,751
Provision for income taxes                                           99,372          90,006
                                                               -------------    ------------
Net income                                                    $     203,749    $    183,745
                                                               =============    ============
Net income per common share
   Basic                                                      $        0.81    $       0.80
   Diluted                                                             0.79            0.79

Dividends paid per common share                               $       0.270    $      0.240

Weighted average common shares outstanding (000's):
   Basic                                                            252,764         228,630
   Diluted                                                          258,298         233,904

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except per share data)
                                                                                 As Adjusted
                                                                                   Note 11
                                                                               ---------------
                                                                 Six Months      Six Months
                                                               Ended June 30,   Ended June 30,
                                                                   2006             2005
                                                              ---------------  ---------------
Interest and fee income
-----------------------
   Loans and leases                                           $   1,303,126    $     893,695
   Investment securities:
      Taxable                                                       128,776          105,208
      Exempt from federal income taxes                               31,748           31,510
   Trading securities                                                   268              116
   Short-term investments                                             8,576            3,638
                                                               -------------    -------------
Total interest and fee income                                     1,472,494        1,034,167

Interest expense
----------------
   Deposits                                                         469,718          226,293
   Short-term borrowings                                             82,459           50,353
   Long-term borrowings                                             221,680          145,658
                                                               -------------    -------------
Total interest expense                                              773,857          422,304
                                                               -------------    -------------
Net interest income                                                 698,637          611,863
Provision for loan and lease losses                                  22,048           21,851
                                                               -------------    -------------
Net interest income after provision for loan and lease losses       676,589          590,012

Other income
------------
   Data processing services                                         687,956          565,297
   Wealth management                                                109,108           95,197
   Service charges on deposits                                       47,555           47,056
   Gains on sale of mortgage loans                                   20,960           16,426
   Other mortgage banking revenue                                     3,776            2,945
   Net investment securities gains                                    2,090           35,276
   Life insurance revenue                                            14,374           14,264
   Other                                                             71,324           60,320
                                                               -------------    -------------
Total other income                                                  957,143          836,781

Other expense
-------------
   Salaries and employee benefits                                   584,463          514,051
   Net occupancy                                                     50,579           43,153
   Equipment                                                         71,052           61,086
   Software expenses                                                 34,786           27,495
   Processing charges                                                56,599           28,442
   Supplies and printing                                             12,595           12,287
   Professional services                                             25,485           23,688
   Shipping and handling                                             45,571           36,386
   Amortization of intangibles                                       20,879           16,198
   Other                                                            147,380          140,058
                                                               -------------    -------------
Total other expense                                               1,049,389          902,844
                                                               -------------    -------------
Income before income taxes                                          584,343          523,949
Provision for income taxes                                          193,826          174,888
                                                               -------------    -------------
Net income                                                    $     390,517    $     349,061
                                                               =============    =============
Net income per common share
   Basic                                                      $        1.60    $        1.53
   Diluted                                                             1.57             1.50

Dividends paid per common share                               $       0.510    $       0.450

Weighted average common shares outstanding (000's) :
   Basic                                                            244,088          228,097
   Diluted                                                          249,379          233,310

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     ($000's)

                                                                 Six Months      Six Months
                                                               Ended June 30,   Ended June 30,
                                                                   2006             2005
                                                              ---------------  ---------------
Net Cash Provided by Operating Activities                     $     436,972    $     349,951

Cash Flows From Investing Activities:
-------------------------------------
   Proceeds from sales of securities available for sale             558,720           82,409
   Proceeds from maturities of securities available for sale        587,188          575,259
   Proceeds from maturities of securities held to maturity           71,539           58,468
   Purchases of securities available for sale                    (1,366,562)        (857,602)
   Net increase in loans                                         (2,609,407)      (2,526,610)
   Purchases of assets to be leased                                (101,711)        (142,589)
   Principal payments on lease receivables                          105,735          100,071
   Purchases of premises and equipment, net                         (56,977)         (18,022)
   Acquisitions, net of cash and cash equivalents acquired          (66,911)         (15,910)
   Other                                                             (1,684)           3,270
                                                               -------------    -------------
Net cash used in investing activities                            (2,880,070)      (2,741,256)

Cash Flows From Financing Activities:
-------------------------------------
   Net increase (decrease) in deposits                            1,596,693         (369,087)
   Proceeds from issuance of commercial paper                     2,019,445        2,566,764
   Principal payments on commercial paper                        (1,972,059)      (2,582,429)
   Net increase in other short-term borrowings                      521,658        1,197,465
   Proceeds from issuance of long-term borrowings                 1,199,051        2,030,041
   Payments of long-term borrowings                                (670,666)        (123,569)
   Dividends paid                                                  (124,524)        (102,567)
   Purchases of common stock                                        (41,790)             --
   Proceeds from exercise of stock options                           49,408           36,372
   Other                                                             (5,200)          (5,201)
                                                               -------------    -------------
Net cash provided by financing activities                         2,572,016        2,647,789
                                                               -------------    -------------
Net increase in cash and cash equivalents                           128,918          256,484

Cash and cash equivalents, beginning of year                      1,414,351          988,138
                                                               -------------    -------------
Cash and cash equivalents, end of period                      $   1,543,269    $   1,244,622
                                                               =============    =============

Supplemental cash flow information:
-----------------------------------
   Cash paid during the period for:
      Interest                                                $     688,262    $     355,298
      Income taxes                                                  174,028          169,032

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         June 30, 2006 & 2005 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals and the adjustments as discussed in Note 11 which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2005 consolidated financial statements and analyses have been reclassified to conform with the 2006 presentation.

  2. New Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the financial statement impact, if any, of adopting FIN 48.

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Certain taxes such as sales taxes and other excise taxes are levied by various taxing authorities based on sales activity. Although generally levied on the purchaser of the goods or services, the selling party usually collects and remits the sales tax to the government. However, in certain jurisdictions sales taxes are levied on sellers of the goods and services as opposed to the purchasers. Under this consensus these taxes may be presented gross as revenue and an offsetting expense or may be presented net and excluded from revenue. The guidance in this consensus is effective January 1, 2007 with early application permitted. This consensus will not impact the Corporation's results of operations or financial position and the Corporation will continue to report these taxes on a net basis. Taxes subject to this consensus primarily relate to the Corporation's data processing subsidiary, Metavante.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

  3. Comprehensive Income

     The following tables present the Corporation's comprehensive income
     ($000's):

                                                          Three Months Ended June 30, 2006
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                                         Amount        Benefit       Amount
                                                     -------------- ------------  -------------
      Net income                                                                  $    203,749

      Other comprehensive income:

         Unrealized gains (losses) on securities:
            Arising during the period                $     (86,639) $     30,269       (56,370)
            Reclassification for securities
               transactions included in net income          (1,493)          522          (971)
                                                      -------------  ------------  ------------
                  Unrealized gains (losses)                (88,132)       30,791       (57,341)

      Net gains (losses) on derivatives
         hedging variability of cash flows:
         Arising during the period                           3,536        (1,238)        2,298
         Reclassification adjustments for
            hedging activities included in net income       (3,794)        1,328        (2,466)
                                                      -------------  ------------  ------------
               Net gains (losses)                    $        (258) $         90          (168)
                                                      -------------  ------------  ------------
      Other comprehensive income (loss)                                                (57,509)
                                                                                   ------------
      Total comprehensive income                                                  $    146,240
                                                                                   ============

                                                          Three Months Ended June 30, 2005
                                                                   As Adjusted
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                                         Amount        Benefit       Amount
                                                     -------------- ------------  -------------
      Net income                                                                  $    183,745

      Other comprehensive income:

         Unrealized gains (losses) on securities:
            Arising during the period                $      49,028  $    (17,313)       31,715
            Reclassification for securities
               transactions included in net income            (144)           50           (94)
                                                      -------------  ------------  ------------
                  Unrealized gains (losses)                 48,884       (17,263)       31,621

      Net gains (losses) on derivatives
         hedging variability of cash flows:
         Arising during the period                             403          (141)          262
         Reclassification adjustments for
            hedging activities included in net income          (34)           12           (22)
                                                      -------------  ------------  ------------
               Net gains (losses)                    $         369  $       (129)          240
                                                      -------------  ------------  ------------
      Other comprehensive income (loss)                                                 31,861
                                                                                   ------------
      Total comprehensive income                                                  $    215,606
                                                                                   ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

                                                           Six Months Ended June 30, 2006
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                                         Amount        Benefit       Amount
                                                     -------------- ------------  -------------
      Net income                                                                  $    390,517

      Other comprehensive income:
         Unrealized gains (losses) on securities:
            Arising during the period                $    (102,563) $     35,865       (66,698)
            Reclassification for securities
               transactions included in net income          (1,941)          679        (1,262)
                                                      -------------  ------------  ------------
                  Unrealized gains (losses)               (104,504)       36,544       (67,960)

      Net gains (losses) on derivatives
         hedging variability of cash flows:
         Arising during the period                          11,873        (4,156)        7,717
         Reclassification adjustments for
            hedging activities included in net income       (5,719)        2,002        (3,717)
                                                      -------------  ------------  ------------
               Net gains (losses)                    $       6,154  $     (2,154)        4,000
                                                      -------------  ------------  ------------
      Other comprehensive income (loss)                                                (63,960)
                                                                                   ------------
      Total comprehensive income                                                   $   326,557
                                                                                   ============

                                                           Six Months Ended June 30, 2005
                                                                   As Adjusted
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                                         Amount        Benefit       Amount
                                                     -------------- ------------  -------------
      Net income                                                                  $    349,061

      Other comprehensive income:
         Unrealized gains (losses) on securities:
            Arising during the period                $     (26,691) $      9,426       (17,265)
            Reclassification for securities
               transactions included in net income            (118)           41           (77)
                                                      -------------  ------------  ------------
                  Unrealized gains (losses)                (26,809)        9,467       (17,342)

      Net gains (losses) on derivatives
         hedging variability of cash flows:
         Arising during the period                          11,594        (4,058)        7,536
         Reclassification adjustments for
            hedging activities included in net income        3,040        (1,064)        1,976
                                                      -------------  ------------  ------------
               Net gains (losses)                    $      14,634  $     (5,122)        9,512
                                                      -------------  ------------  ------------
      Other comprehensive income (loss)                                                 (7,830)
                                                                                   ------------
      Total comprehensive income                                                  $    341,231
                                                                                   ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

  4. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                      Three Months Ended June 30, 2006
                                                  ---------------------------------------
                                                     Income     Average Shares  Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                  ------------ --------------- ----------
      Basic Earnings Per Share
         Income Available to Common Shareholders  $  203,749          252,764  $    0.81
                                                                                =========
      Effect of Dilutive Securities
         Stock Options, Restricted Stock
           and Other Plans                               --            5,534
                                                   ----------   --------------
      Diluted Earnings Per Share
         Income Available to Common Shareholders  $  203,749          258,298  $    0.79
                                                                                =========

                                                      Three Months Ended June 30, 2005
                                                                 As Adjusted
                                                  ---------------------------------------
                                                     Income     Average Shares  Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                  ------------ --------------- ----------
      Basic Earnings Per Share
         Income Available to Common Shareholders  $  183,745          228,630  $    0.80
                                                                                =========
      Effect of Dilutive Securities
      Stock Options, Restricted Stock
           and Other Plans                               --            5,274
                                                   ----------   --------------
      Diluted Earnings Per Share
         Income Available to Common Shareholders  $  183,745          233,904  $    0.79
                                                                                =========

                                                       Six Months Ended June 30, 2006
                                                  ---------------------------------------
                                                     Income     Average Shares  Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                  ------------ --------------- ----------
      Basic Earnings Per Share
         Income Available to Common Shareholders  $  390,517          244,088  $    1.60
                                                                                =========
      Effect of Dilutive Securities
         Stock Options, Restricted Stock
           and Other Plans                                --            5,291
                                                   ----------   --------------
      Diluted Earnings Per Share
         Income Available to Common Shareholders  $  390,517          249,379  $    1.57
                                                                                =========

                                                       Six Months Ended June 30, 2005
                                                                 As Adjusted
                                                  ---------------------------------------
                                                     Income     Average Shares  Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                  ------------ --------------- ----------
      Basic Earnings Per Share
         Income Available to Common Shareholders  $  349,061          228,097  $    1.53
                                                                                =========
      Effect of Dilutive Securities
      Stock Options, Restricted Stock
           and Other Plans                                --            5,213
                                                   ----------   --------------
      Diluted Earnings Per Share
         Income Available to Common Shareholders  $  349,061          233,310  $    1.50
                                                                                =========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     Options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive are as follows (shares in thousands):

                       Three Months Ended June 30,            Six Months Ended June 30,
                  ------------------------------------  ------------------------------------
                        2006               2005               2006               2005
                  -----------------  -----------------  -----------------  -----------------
      Shares             47                  8                 131                34

      Price Range $45.110 - $47.020  $43.310 - $44.200  $44.200 - $47.020  $42.710 - $44.200

  5. Business Combinations

     The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during the second quarter of 2006:

     On April 1, 2006, Marshall & Ilsley Corporation completed the acquisition of Gold Banc Corporation, Inc. ("Gold Banc"), a bank holding company headquartered in Leawood, Kansas, which offers commercial banking, retail banking, trust and asset management products and services through various subsidiaries. Gold Banc had consolidated assets of $4.2 billion at the time of the merger. Total consideration in this transaction, including the effect of terminating Gold Banc's employee stock ownership plan, amounted to $716.2 million, consisting of 13,673,072 shares of M&I common stock valued at $601.0 million, the exchange of 119,816 vested options valued at $2.9 million and total cash consideration of $112.3 million. Gold Banc's largest subsidiary, Gold Bank, a Kansas state-chartered bank, was merged with and into M&I Marshall & Ilsley Bank on April 1, 2006, at which time the 32 Gold Bank branch offices in Florida, Kansas, Missouri and Oklahoma became interstate branch offices of M&I Marshall & Ilsley Bank. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $493.3 million. Approximately $485.4 million of the goodwill was assigned to the Banking segment and the remainder was assigned to the Corporation's Trust reporting unit. The estimated identifiable intangible asset to be amortized (core deposits) with an estimated weighted average life of 5.0 years amounted to $44.1 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

     On April 1, 2006, Marshall & Ilsley Corporation completed the acquisition of St. Louis-based Trustcorp Financial, Inc. ("Trustcorp"). With the acquisition of Trustcorp, which had consolidated assets of $735.7 million at the time of the merger, the Corporation acquired Missouri State Bank and Trust Company, which provides commercial banking services in Missouri through seven bank locations. In July 2006, Missouri State Bank and all of its branches were merged with and into Southwest Bank, the Corporation's St. Louis-based banking affiliate. Total consideration in this transaction amounted to $182.0 million, consisting of 3,069,430 shares of M&I common stock valued at $134.9 million, the exchange of 412,317 vested options valued at $13.4 million and cash consideration of $33.7 million. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $129.4 million. The estimated identifiable intangible asset to be amortized (core deposits) with an estimated weighted average life of 7.5 years amounted to $10.9 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

     The common stock issued and vested options exchanged in the acquistion of Gold Banc and Trustcorp are non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

     Recent acquisition activities
     -----------------------------
     On June 29, 2006, Metavante announced the signing of a definitive agreement to acquire VICOR, Inc. ("VICOR") of Richmond, California. VICOR is a provider of software and solutions that simplify and automate the processing of complex payments for businesses and financial institutions. The acquisition is expected to close in the third quarter of 2006, pending regulatory approval and other customary closing conditions. The purchase is not expected to have a material impact on the financial results of Metavante or the Corporation.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

  6. Selected investment securities, by type, held by the Corporation were as follows ($000's):

                                                    June 30,    December 31,      June 30,
                                                      2006          2005            2005
                                                -------------- -------------- --------------
      Investment securities available for sale:
         U.S. treasury and government agencies  $   5,219,287  $   4,379,148  $   4,254,711
         State and political subdivisions             748,967        703,892        671,782
         Mortgage backed securities                   101,945        116,464        144,070
         Other                                        557,088        502,199        502,065
                                                 -------------  -------------  -------------
      Total                                     $   6,627,287  $   5,701,703  $   5,572,628
                                                 =============  =============  =============

      Investment securities held to maturity:
         State and political subdivisions       $     546,186  $     616,554  $     665,807
         Other                                          1,500          2,000          2,300
                                                 -------------  -------------  -------------
      Total                                     $     547,686  $     618,554  $     668,107
                                                 =============  =============  =============


     The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2006 ($000's):

                          Less than 12 Months         12 Months or More                Total
                       -------------------------  -------------------------  --------------------------
                            Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
                           Value        Losses        Value        Losses        Value        Losses
                       ------------  -----------  ------------  -----------  ------------  ------------
U.S. treasury and
   government agencies $  3,090,843  $    78,238  $  1,936,556  $    86,669  $  5,027,399  $    164,907
State and political
   subdivisions             328,100        7,300        82,492        4,070       410,592        11,370
Mortgage backed securities   36,796          910        65,149        2,912       101,945         3,822
Other                         1,822           62           --           --          1,822            62
                        -----------   ----------   -----------   ----------   -----------   -----------
Total                  $  3,457,561  $    86,510  $  2,084,197  $    93,651  $  5,541,758  $    180,161
                        ===========   ==========   ===========   ==========   ===========   ===========

     The investment securities in the above table were temporarily impaired at June 30, 2006. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on June 30, 2006. The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

  7. The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

                                                    June 30,    December 31,      June 30,
                                                      2006          2005            2005
                                                -------------- -------------- --------------
      Commercial, financial and agricultural    $  11,763,501  $   9,599,361  $   9,147,994
      Cash flow hedging instruments at fair value     (55,541)       (33,886)        (4,549)
                                                 -------------  -------------  -------------
         Commercial, financial and agricultural    11,707,960      9,565,475      9,143,445

      Real estate:
         Construction                               5,402,120      3,641,942      2,984,601
         Residential mortgage                       5,816,886      5,050,803      4,335,593
         Home equity loans and lines of credit      4,537,014      4,833,480      4,977,525
         Commercial mortgage                       10,860,893      8,825,104      8,585,700
                                                 -------------  -------------  -------------
      Total real estate                            26,616,913     22,351,329     20,883,419

      Personal                                      1,408,973      1,617,761      1,526,442
      Lease financing                                 653,494        632,348        592,545
                                                 -------------  -------------  -------------
            Total loans and leases              $  40,387,340  $  34,166,913  $  32,145,851
                                                 =============  =============  =============

  8. Financial Asset Sales

     During the second quarter of 2006, automobile loans with principal balances of $177.7 million were sold in securitization transactions.
     The net gains and losses from the sale and securitization of auto loans for the three and six months ended June 30, 2006 and 2005, respectively, were not significant. Other income associated with auto securitizations, primarily servicing income, amounted to $3.0 million in the current quarter.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the quarter were as follows (rate per annum):

      Prepayment speed (CPR)                                 17-42 %
      Weighted average life (in months)                       20.8
      Expected credit losses
        (based on original balance)                      0.36-1.03 %
      Residual cash flow discount rate                        12.0 %
      Variable returns to transferees    Forward one-month LIBOR yield curve

     At June 30, 2006, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                      Total
                                     Securitized     Portfolio       Managed
                                    -------------  -------------  -------------
     Loan balances                  $  1,028,361   $    152,716   $  1,181,077
     Principal amounts of loans
        60 days or more past due           2,075            390          2,465
     Net credit losses year to date        1,230            807          2,037

  9. Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill for the six months ended June 30, 2006 were as follows ($000's):

                                                   Banking      Metavante       Others        Total
                                                ------------- ------------- ------------- -------------
      Goodwill balance as of January 1, 2006    $    809,376  $  1,272,039  $      7,804  $  2,089,219
      Goodwill acquired during the period            614,801        21,767        21,251       657,819
      Purchase accounting adjustments                   (121)      (22,224)          --        (22,345)
                                                 ------------  ------------  ------------  ------------
      Goodwill balance as of  June 30, 2006     $  1,424,056  $  1,271,582  $     29,055  $  2,724,693
                                                 ============  ============  ============  ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     Goodwill acquired during the second quarter of 2006 for the Banking segment includes initial goodwill of $485.4 million for the acquisition of Gold Banc and $129.4 million in initial goodwill relating to the acquisition of Trustcorp. Goodwill acquired for the Metavante segment includes initial goodwill relating to the acquisition of AdminiSource in the first quarter of 2006. Goodwill for the Others segment includes initial goodwill relating to the acquisition of FirstTrust Indiana of $13.4 million in the first quarter of 2006, and initial goodwill allocated to the Trust reporting unit of $7.9 million from the acquisition of Gold Banc in the second quarter of 2006.

     Purchase accounting adjustments for Metavante for the six months ended June 30, 2006 represent adjustments made to the initial estimates of fair value associated with the acquisitions of Everlink Payment Services, Inc., GHR Systems, Inc., Brasfield, AdminiSource, Med-i-Bank, Inc., LINK2GOV Corp. and NYCE Corporation ("NYCE") and its affiliate companies. During the first quarter, Metavante received $29.9 million as a return of the purchase price associated with the NYCE acquisition. Purchase accounting adjustments for the Banking segment were attributable to the reduction of goodwill allocated to a branch divestiture.

     At June 30, 2006, the Corporation's other intangible assets consisted of the following ($000's):

                                                                             June 30, 2006
                                                              -----------------------------------------
                                                                                Accum-
                                                                  Gross         ulated         Net
                                                                 Carrying       Amort-       Carrying
                                                                  Amount       ization        Value
                                                              ------------- ------------- -------------
      Other intangible assets
         Core deposit intangible                              $    207,805  $     86,516  $    121,289
         Data processing contract rights/customer lists            338,608        45,367       293,241
         Trust customers                                             6,750         1,580         5,170
         Tradename                                                   8,275           996         7,279
         Other Intangibles                                           1,250           552           698
                                                               ------------  ------------  ------------
                                                              $    562,688  $    135,011  $    427,677
                                                               ============  ============  ============

      Mortgage loan servicing rights                                                      $      2,458
                                                                                           ============

     Amortization expense of other intangible assets for the three and six months ended June 30, 2006 amounted to $12.0 million and $20.9 million, respectively. Amortization expense of other intangible assets for the three and six months ended June 30, 2005 was $8.1 million and $16.2 million, respectively.

     The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000's):

               2007                      $     44,441
               2008                            40,863
               2009                            37,775
               2010                            35,455
               2011                            33,688

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

 10. The Corporation's deposit liabilities consisted of the following
     ($000's):

                                                    June 30,    December 31,      June 30,
                                                      2006          2005            2005
                                                -------------- -------------- --------------
      Noninterest bearing demand                $   5,773,090  $   5,525,019  $   5,088,947

      Savings and NOW                              11,549,045     10,462,831      9,999,393
      Cash flow hedge-Brokered MMDA                    (5,633)        (5,326)     (2,998)
                                                 -------------  -------------  -------------
         Total Savings and NOW                     11,543,412     10,457,505      9,996,395

      CD's $100,000 and over                        8,107,033      5,652,359      5,980,536
      Cash flow hedge-Institutional CDs               (17,419)       (13,767)       (13,944)
                                                 -------------  -------------  -------------
         Total CD's $100,000 and over               8,089,614      5,638,592      5,966,592

      Other time deposits                           4,801,124      3,434,476      3,006,936
      Foreign deposits                              2,750,552      2,618,629      2,002,570
                                                 -------------  -------------  -------------
            Total deposits                      $  32,957,792  $  27,674,221  $  26,061,440
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

     The Corporation also has a qualified employee stock purchase plan (the "ESPP") which gives employees who elect to participate in the plan the right to acquire shares of the Corporation's common stock at the purchase price which is 85 percent of the lesser of the fair market value of the Corporation's common stock on the first or last day of the one-year offering period ("look-back feature") which has historically been from July 1 to June 30. Effective July 1, 2006, the ESPP plan was amended to eliminate the look-back feature and to provide employees who elect to participate in the plan the right to acquire shares of the Corporation's common stock at the purchase price which is 85 percent of the fair market value of the Corporation's common stock on the last day of each three month period within the one-year offering period.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     The Corporation elected the Modified Retrospective Application method to implement this new accounting standard. Under that method, compensation cost is recognized beginning on the effective date based upon (a) the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) the fair value method of accounting provisions of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

     As permitted under SFAS 123, the Corporation previously recognized compensation cost using the intrinsic value method of accounting prescribed in APBO 25. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock. Under APBO 25, no compensation cost was recognized for the nonqualified and incentive stock options because the exercise price was equal to the quoted market price of the Corporation's common stock at the date of grant and therefore, those options had no intrinsic value on the date of grant. Under APBO 25, no compensation cost was recognized for the Corporation's ESPP because the discount (15%) and the plan met the definition of a qualified plan of the Internal Revenue Code and met the requirements of APBO 25.

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

     The impact to Shareholders' equity as a result of applying the Modified Retrospective Application method to adopt SFAS 123(R) is as follows ($000's):

                                               December 31,      June 30,
                                                   2005            2005
                                               ------------   ------------
      Decrease to Retained Earnings            $  (149,544)   $  (137,271)
      Increase to Additional Paid-in Capital       217,205        203,021
                                                -----------    -----------
         Net Increase to Shareholders' equity  $    67,661    $    65,750
                                                ===========    ===========

     The net increase to Shareholders' equity represents the deferred income tax benefit outstanding associated with the cumulative effect on net income from January 1, 1995 to December 31, 2005 and June 30, 2005, respectively, from recognizing share-based compensation previously not reported.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     The Corporation's net income and earnings per share as adjusted for the ESPP and stock options is as follows for the three and six months ended June 30, 2005 ($000's except per share data):

                                                   Three Months     Six Months
                                                  Ended June 30,  Ended June 30,
                                                      2005            2005
                                                  -------------   -------------
      Net Income, as originally reported          $    188,487    $    358,067
      Less: Stock-based employee compensation
            expense previously not included in
            net income under the intrinsic method
            of accounting, net of tax                   (4,742)         (9,006)
                                                   ------------    ------------
      Restated net income                         $    183,745        $349,061
                                                   ============    ============

      Basic earnings per share:
          As originally reported                          $0.82           $1.57
          Restated                                         0.80            1.53

      Diluted earnings per share:
          As originally reported                          $0.81           $1.54
          Restated                                         0.79            1.50

     The Consolidated Statements of Cash Flows was not materially impacted.

     Activity relating to nonqualified and incentive stock options for the three months ended June 30, 2006 and 2005 was:

                                                                                Weighted-
                                                                                 Average
                                                  Number      Option Price      Exercise
                                                of Shares       Per Share        Price
                                               ------------  ---------------  ------------
      Shares under option at March 31, 2005     22,380,226   $10.13 - 44.20        $30.86
      Options granted                              102,750    41.72 - 44.96         42.24
      Options lapsed or surrendered                (77,815)   22.80 - 41.95         34.72
      Options exercised                           (594,584)   10.13 - 38.25         24.50
                                               ------------  ---------------  ------------
      Shares under option at June 30, 2005      21,810,577   $13.09 - 44.96        $31.07
                                               ============  ===============  ============

      Shares under option at March 31, 2006     23,806,283   $15.94 - 47.02        $33.30
      Options granted                              398,500    43.36 - 45.72         43.99
      Vested options exchanged in acquisitions     532,133     5.71 - 43.67         12.99
      Options lapsed or surrendered                (64,918)   31.72 - 44.96         42.60
      Options exercised                           (779,491)    5.71 - 42.82         23.22
                                               ------------  ---------------  ------------
      Shares under option at June 30, 2006      23,892,507   $ 5.71 - 47.02        $33.32
                                               ============  ===============  ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     Activity relating to nonqualified and incentive stock options for the six months ended June 30, 2006 and 2005 was:

                                                                                Weighted-
                                                                                 Average
                                                  Number      Option Price      Exercise
                                                of Shares       Per Share        Price
                                               ------------  ---------------  ------------
      Shares under option at December 31, 2004  22,878,097   $10.13 - 44.20        $30.70
      Options granted                              153,250    40.49 - 44.96         42.20
      Options lapsed or surrendered               (149,339)   22.80 - 41.95         36.03
      Options exercised                         (1,071,431)   10.13 - 41.95         23.99
                                               ------------  ---------------  ------------
      Shares under option at June 30, 2005      21,810,577   $13.09 - 44.96        $31.07
                                               ============  ===============  ============

      Shares under option at December 31, 2005  24,655,317   $15.94 - 47.02        $33.09
      Options granted                              470,400    41.30 - 45.72         43.92
      Vested options exchanged in acquisitions     532,133     5.71 - 43.67         12.99
      Options lapsed or surrendered               (238,172)   31.72 - 44.96         41.73
      Options exercised                         (1,527,171)    5.71 - 42.82         24.46
                                               ------------  ---------------  ------------
      Shares under option at June 30, 2006      23,892,507   $ 5.71 - 47.02        $33.32
                                               ============  ===============  ============

     Stock option awards to directors of the Corporation generally occur during the second quarter and stock option awards to employees primarily occur in the fourth quarter. Generally, the Corporation uses shares of treasury stock to satisfy stock options exercised.

     The ranges of nonqualified and incentive stock options outstanding at June 30, 2006 were:

                                                                                 Weighted-Average
                                                             Weighted-Average        Remaining
                                        Weighted-Average        Aggregate           Contractual
                   Number of Shares      Exercise Price      Intrinsic Value      Life (In Years)
               ----------------------- ------------------- ------------------- -------------------
                   Out-       Exer-      Out-      Exer-     Out-      Exer-     Out-      Exer-
  Price Range    standing    cisable   standing   cisable  standing   cisable  standing   cisable
-------------- ----------- ----------- --------- --------- --------- --------- --------- ---------
$ 5.50 - 24.99  2,579,983   2,579,983    $20.32    $20.32    $25.42    $25.42       4.0       4.0
$25.00 - 28.49  1,724,245   1,724,245     25.93     25.93     19.81     19.81       3.1       3.1
$28.50 - 30.49  4,025,390   4,022,990     28.59     28.59     17.15     17.15       5.2       5.2
$30.50 - 32.49  4,708,106   4,700,704     31.43     31.43     14.31     14.31       4.7       4.7
$32.50 - 35.49  3,092,706   2,281,898     34.77     34.76     10.97     10.98       7.3       7.2
$35.50 - 42.49  3,632,670   1,696,229     41.59     41.41      4.15      4.33       8.3       8.3
 Over $42.50    4,129,407     617,943     42.97     42.96      2.77      2.78       9.4       9.4
               ----------- ----------- --------- --------- --------- --------- --------- ---------
               23,892,507  17,623,992    $33.32    $30.41    $12.42    $15.33       6.3       5.4
               =========== =========== ========= ========= ========= ========= ========= =========

     The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for stock options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for stock options granted after September 30, 2004.

     The grant date fair values and assumptions used to determine such value are as follows:

                                      Three Months Ended June 30,        Six Months Ended June 30,
                                    ------------------------------   --------------------------------
                                         2006           2005              2006             2005
                                    --------------  --------------   --------------  ----------------
Weighted-average grant
   date fair value                      $7.93          $8.38             $7.92            $8.02

Assumptions:
   Risk-free interest rates          4.87 - 5.66 %  3.33 -  4.45 %    4.22 -  5.66 %   3.33 -  4.45 %
   Expected volatility                     18.20 %         18.50 %   18.20 - 18.50 %  13.12 - 18.50 %
   Expected term (in years)          6.3  -  6.9    5.1  -   7.8      6.3  -   6.9     5.1  -   7.8
   Expected dividend yield                  2.20 %          2.19 %            2.20 %   1.92 -  2.19 %

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     The total intrinsic value of nonqualified and incentive stock options exercised during the three months ended June 30, 2006 and 2005 was $17.2 million and $11.2 million, respectively. For the six months ended June 30, 2006 and 2005, the total intrinsic value of nonqualified and incentive stock options exercised was $30.7 million and $19.9 million, respectively. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 amounted to $1.1 million and $1.2 million, respectively. For the six months ended June 30, 2006 and 2005, the total fair value of shares vested amounted to $1.6 million and $1.5 million, respectively.

     There was approximately $24.7 million of total unrecognized compensation expense related to unvested nonqualified and incentive stock options at June 30, 2006. The total unrecognized compensation expense will be recognized over a weighted average period of 2.0 years. For awards with graded vesting, compensation expense was recognized using an accelerated method prior to the adoption of SFAS 123(R) and is recognized on a straight line basis for awards granted after the effective date.

     For the three months ended June 30, 2006 and 2005 the expense for nonqualified and incentive stock options that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $6.7 million and $5.9 million, respectively. For the six months ended June 30, 2006 and 2005 the expense for nonqualified and incentive stock options that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $13.3 million and $11.7 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

     For the three and six months ended June 30, 2006 and 2005 the expense for Director's nonqualified and incentive stock options that is included in Other expense in the Consolidated Statements of Income amounted to $0.6 million and $0.7 million, respectively.

     Activity relating to the Corporation's Restricted Stock Purchase Rights was:

                                                     Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                   ---------------------  ---------------------
                                                       2006       2005        2006       2005
                                                   ----------  ---------  ----------  ---------
Restricted stock purchase rights
   outstanding - Beginning of Year                       --         --          --         --
Restricted stock purchase rights granted              44,000      7,000      51,000     14,500
Restricted stock purchase rights exercised           (44,000)    (7,000)    (51,000)   (14,500)
                                                   ----------  ---------  ----------  ---------
Restricted stock purchase rights
   outstanding - End of Period                           --         --          --         --
                                                   ==========  =========  ==========  =========

Weighted-average grant date market value              $44.67     $42.61      $44.54     $41.95
Aggregate compensation expense ($000's)               $1,377       $977      $2,647     $2,027
Unamortized compensation expense ($000's)            $12,298     $9,027     $12,298     $9,027

     Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is amortized over the vesting period. At June 30, 2006, the unamortized compensation expense will be recognized over a weighted average period of 1.8 years. Aggregate compensation expense for the three and six months ended June 30, 2006 amounted to $1.4 million and $2.6 million, respectively. For the three and six months ended June 30, 2005, the aggregate compensation expense amounted to $1.0 million and $2.0 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

     As participants in the Long-Term Incentive Plan will receive a cash award at the end of the designated vesting period, this plan meets the definition of a liability award. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement. For the three months ended June 30, 2006 and 2005 the expense for the Long-Term Incentive Plan that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $5.4 million and $6.0 million, respectively. For the six months ended June 30, 2006 and 2005 the expense for the Long-Term Incentive Plan that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $3.5 million and $6.6 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     Under SFAS 123(R), compensation expense is recognized for the ESPP. The compensation cost per share is approximately equal to the sum of: the initial discount (15% of beginning of plan period price per share), plus the value of a one year call option on 85% of a share of common stock and the value of a one year put option on 15% of a share of common stock for each share purchased. The compensation cost per share for the ESPP was $9.96 and $8.04 for the three and six months ended June 30, 2006 and 2005, respectively. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period. The total estimated shares to be purchased are estimated at the beginning of the plan period based on total expected contributions for the plan period and 85% of the market price at that date. The Corporation estimated that 346,342 shares would be purchased on July 1, 2006 for the purpose of determining compensation expense. For the three months ended June 30, 2006 and 2005 the total expense for the ESPP that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $0.9 million and $0.7 million, respectively. For the six months ended June 30, 2006 and 2005 the total expense for the ESPP that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $1.8 million and $1.4 million, respectively.
     These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

     As previously discussed, effective July 1, 2006 the ESPP plan was amended to eliminate the look-back feature and to provide employees, who elect to participate in the plan, the right to acquire shares of the Corporation's common stock at the purchase price, which is 85 percent of the fair market value of the Corporation's common stock on the last day of each three month period within the one-year offering period. The effect of the amendment will be to lower the amount of expense in future quarters. The Corporation estimates that the quarterly savings in expense will be approximately $0.3 million.


 12. Derivative Financial Instruments and Hedging Activities

     The following is an update of the Corporation's use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2005. Generally there were no substantive changes in the types of derivative financial instruments the Corporation employs or its hedging activities in the six months ended June 30, 2006.

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

     At June 30, 2006, free standing interest rate swaps consisted of $2.1 billion in notional amount of receive fixed / pay floating with an aggregate negative fair value of $46.3 million and $1.4 billion in notional amount of pay fixed / receive floating with an aggregate positive fair value of $44.8 million.

     At June 30, 2006, interest rate caps purchased amounted to $20.5 million in notional amount with a positive fair value of $0.1 million and interest rate caps sold amounted to $20.5 million in notional amount with a negative fair value of $0.1 million.

     At June 30, 2006, the notional value of interest rate futures designated as trading was $3.4 billion with a negative fair value of $0.3 million.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     Fair Value Hedges

     The Corporation has fixed rate CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates.

     To limit the Corporation's exposure to changes in interest rates, the Corporation has entered into received-fixed / pay floating interest rate swaps.

     The Corporation structures the interest rate swaps so that all of the critical terms of the fixed rate CDs and fixed rate borrowings match the receive fixed leg of the interest rate swaps at inception of the hedging relationship. As a result, the Corporation expects the hedging relationship to be highly effective in achieving offsetting changes in fair value due to changes in market interest rates both at inception and on an on-going basis.

     At June 30, 2006, certain interest rate swaps designated as fair value hedges met the criteria required to qualify for the shortcut method of accounting. Based on the shortcut method of accounting treatment, no ineffectiveness is assumed.

     At June 30, 2006, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as fair value hedges.

     The following table presents additional information with respect to selected fair value hedges.

      Fair Value Hedges
      June 30, 2006                                                   Weighted
                                                 Notional     Fair     Average
             Hedged                 Hedging       Amount     Value    Remaining
              Item                Instrument    ($ in mil)($ in mil) Term (Yrs)
      ---------------------- ------------------- --------- --------- ----------
      Fair Value Hedges that Qualify for Shortcut Accounting

         Fixed Rate
            Bank Notes        Receive Fixed Swap $  427.3  $  (27.7)      8.3

      Other Fair Value Hedges

         Fixed Rate CDs       Receive Fixed Swap $1,045.1  $  (40.9)      7.8

         Medium Term Notes    Receive Fixed Swap    359.3     (13.1)      6.9

         Fixed Rate
            Bank Notes        Receive Fixed Swap    625.0     (24.6)      4.4

         Institutional CDs    Receive Fixed Swap     65.0      (1.5)     24.8

         Brokered Bullet CDs  Receive Fixed Swap    627.9      (2.5)      0.6

     The impact from fair value hedges to total net interest income for the three and six months ended June 30, 2006 was a negative $1.1 million and a positive $0.6 million, respectively. The impact to net interest income due to ineffectiveness was not material.

     Cash Flow Hedges

     The Corporation has variable rate loans, deposits and borrowings that expose the Corporation to variability in interest rate payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At June 30, 2006, these instruments consisted of interest rate swaps.

     The Corporation regularly originates and holds floating rate commercial loans that reprice monthly on the first business day to one-month LIBOR. As a result, the Corporation's interest receipts are exposed to variability in cash flows due to changes in one-month LIBOR.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

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

     The Corporation regularly issues floating rate institutional CDs indexed to three-month LIBOR. As a result, the Corporation's interest payments are exposed to variability in cash flows due to changes in three-month LIBOR.

     In order to hedge the interest rate risk associated with floating rate institutional CDs, the Corporation has entered into pay fixed / receive LIBOR-based floating interest rate swaps designated as cash flow hedges against the interest payments on the forecasted issuance of floating rate institutional CDs.

     For certain institutional CDs, hedge effectiveness is assessed at inception and each quarter on an on-going basis using regression analysis that regresses daily observations of three-month LIBOR to itself with a five day mismatch on either side for potential reset date differences between the interest rate swaps and the floating rate institutional CDs. The regression analysis is based on a rolling five years of daily observations. Ineffectiveness is measured using the hypothetical derivative method and is recorded as a component of interest expense on deposits.

     The Corporation regularly purchases overnight borrowings indexed to the Federal funds rate. As a result, the Corporation's interest payments are exposed to variability in cash flows due to changes in the Federal funds effective rate.

     In order to hedge the interest rate risk associated with overnight borrowings, the Corporation has entered into pay fixed / receive floating interest rate swaps designated as cash flow hedges against interest payments on the forecasted issuance of floating rate overnight borrowings. The floating leg of the interest rate swap resets monthly to the H15 Federal Effective index. The H15 Federal Effective index is not a benchmark rate, therefore hedge effectiveness is assessed at inception and each quarter on an on-going basis using regression analysis. Each month the Corporation makes a determination that it is probable that the Corporation will continue to make interest payments on at least that amount of outstanding overnight floating-rate borrowings equal to the notional amount of the interest rate swaps outstanding. Ineffectiveness is measured using the hypothetical derivative method and is recorded as a component of interest expense on short-term borrowings.

     The Corporation structures the remaining interest rate swaps so that all of the critical terms of the LIBOR-based floating rate deposits and borrowings match the floating leg of the interest rate swaps at inception of the hedging relationship. As a result, the Corporation expects those hedging relationships to be highly effective in achieving offsetting changes in cash flows due to changes in market interest rates both at inception and on an on-going basis.

     At June 30, 2006, one interest rate swap designated as a cash flow hedge met the criteria required to qualify for the shortcut method of accounting. Based on the shortcut method of accounting treatment, no ineffectiveness is assumed.

     At June 30, 2006, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as cash flow hedges.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

     The following table summarizes the Corporation's cash flow hedges.

      Cash Flow Hedges
      June 30, 2006                                                   Weighted
                                                 Notional     Fair     Average
             Hedged                 Hedging       Amount     Value    Remaining
              Item                Instrument    ($ in mil)($ in mil) Term (Yrs)
      ---------------------- ------------------- --------- --------- ----------
      Cash Flow Hedges that Qualify for Shortcut Accounting

         Floating Rate
            Bank Notes          Pay Fixed Swap   $   125.0 $     1.5      0.8

      Other Cash Flow Hedges

         Variable Rate Loans  Receive Fixed Swap $ 1,150.0 $   (55.5)     3.4

         Institutional CDs      Pay Fixed Swap     1,980.0      17.4      2.0

         Federal Funds
            Purchased           Pay Fixed Swap       250.0       0.7      1.1

         FHLB Advances          Pay Fixed Swap     1,220.0      35.7      2.5

         Floating Rate
            Bank Notes          Pay Fixed Swap       300.0       4.2      2.2

         Money Market Accounts  Pay Fixed Swap       250.0       5.6      1.0

     The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges for the three and six months ended June 30, 2006 was a positive $3.8 million and a positive $5.7 million, respectively. The impact due to ineffectiveness was not material.

     For the three and six months ended June 30, 2005, the total effect on net interest income resulting from derivative financial instruments was a positive $9.1 million and a positive $16.1 million, respectively, including the amortization of terminated derivative financial instruments.


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

     Net periodic postretirement benefit costs for the three and six month periods ended June 30, 2006 and 2005 included the following components ($000's):

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                  ------------------------  -------------------------
                                                      2006         2005          2006         2005
                                                  -----------  -----------   -----------  -----------
      Service cost                                $      570   $      552    $    1,140   $    1,105
      Interest on APBO                                 1,022        1,159         2,044        2,318
      Expected return on assets                         (232)        (150)         (464)        (299)
      Prior service amortization                        (680)        (680)       (1,360)      (1,361)
      Actuarial loss amortization                        378          264           757          528
                                                   ----------   ----------    ----------   ----------
           Total postretirement benefit costs     $    1,058   $    1,145    $    2,117   $    2,291
                                                   ==========   ==========    ==========   ==========

     Benefit payments and expenses, net of participant contributions, for the three and six months ended June 30, 2006 amounted to $1.1 million and $2.1 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

 14. Segments

     The following represents the Corporation's operating segments as of and for the three and six months ended June 30, 2006 and 2005. Effective January 1, 2006, the Corporation transferred a portion of its Item Processing business from the Banking segment to Metavante. Prior period segment information has been adjusted for the transfer. There have not been any other changes to the way the Corporation organizes its segments. Beginning with the third quarter of 2005, total other income for Metavante includes float income which represents interest income on balances invested in an affiliate bank which arises from Electronic Bill Payment activities. This income was formerly reported as a component of Net Interest Income for Metavante. Segment information for all periods has been adjusted for this reclassification. Fees - intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses - intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - intercompany are not the costs of that segment's reported intercompany revenues. Intrasegment revenues, expenses and assets have been eliminated ($ in millions):

                                                   Three Months Ended June 30, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     381.3   $      (7.5)  $       5.9   $      (8.3)  $      2.7   $     374.1

Other income
   Fees - external               82.0         345.0          56.0           1.4           --         484.4
   Fees - internal
     Fees - intercompany         16.8          25.8           5.7          25.0        (73.3)           --
     Float income -
        intercompany               --           2.7            --            --         (2.7)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
           Total other income    98.8         373.5          61.7          26.4        (76.0)        484.4

Other expense
   Expenses - other             179.3         294.6          41.6          28.4          0.4         544.3
   Expenses - intercompany       46.9          13.0          12.7           1.1        (73.7)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             226.2         307.6          54.3          29.5        (73.3)        544.3
Provision for loan
   and lease losses              10.6            --           0.5            --           --          11.1
                           -----------   -----------   -----------   -----------   ----------   -----------
Income before taxes             243.3          58.4          12.8         (11.4)          --         303.1
Income tax expense               80.8          18.0           4.7          (4.1)          --          99.4
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)     $     162.5   $      40.4   $       8.1   $      (7.3)  $       --   $     203.7
                           ===========   ===========   ===========   ===========   ==========   ===========

Identifiable assets       $  51,578.5   $   2,790.6   $     821.4   $     684.9   $ (1,456.5)  $  54,418.9
                           ===========   ===========   ===========   ===========   ==========   ===========

Return on average equity         13.3%         14.5%         11.2%                                    14.4%
                           ===========   ===========   ===========                              ===========

                                                   Three Months Ended June 30, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     314.9   $      (9.6)  $       6.8   $      (2.1)  $      3.0   $     313.0

Other income
   Fees - external               73.5         282.3          70.1           8.4           --         434.3
   Fees - internal
     Fees - intercompany         15.5          21.9           5.6          21.6        (64.6)           --
     Float income -
        intercompany               --           3.0            --            --         (3.0)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
           Total other income    89.0         307.2          75.7          30.0        (67.6)        434.3

Other expense
   Expenses - other             153.6         237.6          33.7          36.4         (1.4)        459.9
   Expenses - intercompany       40.7          10.1          12.0           0.4        (63.2)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             194.3         247.7          45.7          36.8        (64.6)        459.9
Provision for loan
   and lease losses              13.4            --           0.3            --           --          13.7
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      196.2          49.9          36.5          (8.9)          --         273.7
Income tax expense (benefit)     59.1          19.9          14.3          (3.3)          --          90.0
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)
   As Adjusted            $     137.1   $      30.0   $      22.2   $      (5.6)  $       --   $     183.7
                           ===========   ===========   ===========   ===========   ==========   ===========

Identifiable assets       $  41,149.6   $   2,469.0   $     759.5   $     733.1   $ (1,627.5)  $  43,483.7
                           ===========   ===========   ===========   ===========   ==========   ===========

Return on average equity         16.0%         18.6%         33.0%                                    17.5%
                           ===========   ===========   ===========                              ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         June 30, 2006 & 2005 (Unaudited)

                                                    Six Months Ended June 30, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     708.9   $     (15.8)  $      11.6   $     (12.0)  $      5.9   $     698.6

Other income
   Fees - external              155.5         688.0         110.4           3.2           --         957.1
   Fees - internal
     Fees - intercompany         33.7          50.6          10.5          49.9       (144.7)           --
     Float income -
        intercompany               --           5.9            --            --         (5.9)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
           Total other income   189.2         744.5         120.9          53.1       (150.6)        957.1

Other expense
   Expenses - other             337.7         590.7          81.1          40.5         (0.6)      1,049.4
   Expenses - intercompany       90.1          25.6          25.1           3.3       (144.1)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             427.8         616.3         106.2          43.8       (144.7)      1,049.4
Provision for loan
   and lease losses              21.0            --           1.0            --           --          22.0
                           -----------   -----------   -----------   -----------   ----------   -----------
Income before taxes             449.3         112.4          25.3          (2.7)          --         584.3
Income tax expense              148.6          37.5           9.3          (1.6)          --         193.8
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)     $     300.7   $      74.9   $      16.0   $      (1.1)  $       --   $     390.5
                           ===========   ===========   ===========   ===========   ==========   ===========

Identifiable assets       $  51,578.5       2,790.6         821.4         684.9     (1,456.5)  $  54,418.9
                           ===========   ===========   ===========   ===========   ==========   ===========

Return on average equity         13.9%         13.8%         11.5%                                    15.0%
                           ===========   ===========   ===========                              ===========

                                                    Six Months Ended June 30, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     618.1   $     (20.0)  $      12.4   $      (3.9)  $      5.3   $     611.9

Other income
   Fees - external              143.6         565.3         117.7          10.2           --         836.8
   Fees - internal
     Fees - intercompany         31.4          42.8          10.3          43.2       (127.7)           --
     Float income -
        intercompany               --           5.3            --            --         (5.3)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
           Total other income   175.0         613.4         128.0          53.4       (133.0)        836.8

Other expense
   Expenses - other             300.5         478.6          65.6          59.0         (0.8)        902.9
   Expenses - intercompany       79.5          21.1          24.5           1.8       (126.9)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             380.0         499.7          90.1          60.8       (127.7)        902.9
Provision for loan
   and lease losses              21.2            --           0.6            --           --          21.8
                           -----------   -----------   -----------   -----------   ----------   -----------
Income before taxes             391.9          93.7          49.7         (11.3)          --         524.0
Income tax expense              122.9          37.4          19.4          (4.8)          --         174.9
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)
   As Adjusted            $     269.0   $      56.3   $      30.3   $      (6.5)  $       --   $     349.1
                           ===========   ===========   ===========   ===========   ==========   ===========

Identifiable assets       $  41,149.6   $   2,469.0   $     759.5   $     733.1   $ (1,627.5)  $  43,483.7
                           ===========   ===========   ===========   ===========   ==========   ===========

Return on average equity         16.0%         18.1%         23.4%                                    17.1%
                           ===========   ===========   ===========                              ===========

     Total revenue, which consists of net interest income plus total other income, by type in Others consisted of the following ($ in millions):

                                                     Three Months               Six Months
                                                    Ended June 30,            Ended June 30,
                                              ------------------------  ------------------------
                                                  2006         2005         2006         2005
                                              -----------  -----------  -----------  -----------
        Trust Services                        $     49.2   $     40.6   $     95.2   $     80.2
        Residential Mortgage Banking                 5.8          6.1         10.9         11.1
        Capital Markets                             (0.3)        21.6          0.3         22.3
        Brokerage and Insurance                      7.4          7.2         14.6         14.3
        Commercial Leasing                           2.9          4.1          5.8          7.6
        Commercial Mortgage Banking                  1.6          1.6          3.3          2.8
        Others                                       1.0          1.3          2.4          2.2
                                               ----------   ----------   ----------   ----------
     Total revenue                            $     67.6   $     82.5   $    132.5   $    140.5
                                               ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                               Three Months Ended June 30,
                                                             ------------------------------
                                                                  2006            2005
                                                             --------------  --------------
Assets
------
Cash and due from banks                                      $   1,030,657   $     938,451

Investment securities:
   Trading securities                                               50,268          25,582
   Short-term investments                                          374,212         271,731
   Other investment securities:
      Taxable                                                    5,818,278       4,828,606
      Tax-exempt                                                 1,316,122       1,333,700
                                                              -------------   -------------
Total investment securities                                      7,558,880       6,459,619

Loans and leases:
   Loans and leases, net of unearned income                     39,649,733      31,294,058
   Less: Allowance for loan and lease losses                       416,328         361,488
                                                              -------------   -------------
   Net loans and leases                                         39,233,405      30,932,570

Premises and equipment, net                                        565,369         445,382
Accrued interest and other assets                                5,199,418       3,877,271
                                                              -------------   -------------
Total Assets                                                 $  53,587,729   $  42,653,293
                                                              =============   =============

Liabilities and Shareholders' Equity
Deposits:
   Noninterest bearing                                       $   5,404,147   $   4,826,304
   Interest bearing                                             27,331,590      20,643,276
                                                              -------------   -------------
Total deposits                                                  32,735,737      25,469,580

Federal funds purchased and security repurchase agreements       2,332,734       2,393,989
Other short-term borrowings                                      1,085,859         998,363
Long-term borrowings                                            10,050,166       7,920,117
Accrued expenses and other liabilities                           1,691,978       1,664,868
                                                              -------------   -------------
Total liabilities                                               47,896,474      38,446,917

Shareholders' equity                                             5,691,255       4,206,376
                                                              -------------   -------------
Total Liabilities and Shareholders' Equity                   $  53,587,729   $  42,653,293
                                                              =============   =============

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                                Six Months Ended June 30,
                                                             ------------------------------
                                                                  2006            2005
                                                             --------------  --------------
Assets
------
Cash and due from banks                                      $   1,005,507   $     928,733

Investment securities:
   Trading securities                                               42,267          24,355
   Short-term investments                                          345,127         229,595
   Other investment securities:
      Taxable                                                    5,401,133       4,825,732
      Tax-exempt                                                 1,328,293       1,306,082
                                                              -------------   -------------
Total investment securities                                      7,116,820       6,385,764

Loans and leases:
   Loans and leases, net of unearned income                     37,159,330      30,592,745
   Less: Allowance for loan and lease losses                       392,442         361,220
                                                              -------------   -------------
   Net loans and leases                                         36,766,888      30,231,525

Premises and equipment, net                                        530,820         448,079
Accrued interest and other assets                                4,769,638       3,857,632
                                                              -------------   -------------
Total Assets                                                 $  50,189,673   $  41,851,733
                                                              =============   =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                       $   5,174,349   $   4,760,154
   Interest bearing                                             24,944,683      20,592,326
                                                              -------------   -------------
Total deposits                                                  30,119,032      25,352,480

Federal funds purchased and security repurchase agreements       2,386,379       2,170,661
Other short-term borrowings                                      1,008,475         973,360
Long-term borrowings                                             9,728,869       7,564,611
Accrued expenses and other liabilities                           1,682,305       1,666,152
                                                              -------------   -------------
Total liabilities                                               44,925,060      37,727,264

Shareholders' equity                                             5,264,613       4,124,469
                                                              -------------   -------------
Total Liabilities and Shareholders' Equity                   $  50,189,673   $  41,851,733
                                                              =============   =============

                                OVERVIEW
                                --------

The Corporation's overall strategy is to drive earnings per share growth by: (1) expanding banking operations not only in Wisconsin but also into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services and products; (3) expanding trust services and other wealth management product and service offerings; and (4) growing Metavante's business through organic growth, cross sales of technology products and acquisitions.

The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation has demonstrated solid fundamental performance in each of these key areas and as a result, the second quarter and first half of 2006 produced strong financial results.

Net income for the second quarter of 2006 amounted to $203.7 million compared to $183.7 million for the same period in the prior year, an increase of $20.0 million, or 10.9%. Diluted earnings per share were $0.79 for the three months ended June 30, 2006 and 2005, respectively. The return on average assets and average equity was 1.53% and 14.36%, respectively, for the quarter ended June 30, 2006, and 1.73% and 17.52%, respectively, for the quarter ended June 30, 2005.

Net income for the first half of 2006 amounted to $390.5 million compared to $349.1 million for the same period in the prior year, an increase of $41.4 million, or 11.9%. Diluted earnings per share were $1.57 for the six months ended June 30, 2006, compared with $1.50 for the six months ended June 30, 2005, an increase of 4.7%. The return on average assets and average equity was 1.57% and 14.96%, respectively, for the six months ended June 30, 2006, and 1.68% and 17.07%, respectively, for the six months ended June 30, 2005.

Earnings growth for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was attributable to a number of factors. The increase in net interest income was due to strong organic loan and bank-issued deposit growth and the contribution from the two banking acquisitions that were completed on April 1, 2006. Strong credit quality has resulted in net charge-offs that continue to be below the Corporation's five-year historical average. Metavante continued to exhibit growth in both revenue and earnings which was attributable, in part, to the impact of its acquisition activities as well as success in retaining and cross-selling products and services to its core customer base. Metavante's acquisition activities included one acquisition completed in the first quarter of 2006, two acquisitions completed in the fourth quarter of 2005, three acquisitions completed in the third quarter of 2005 and one acquisition completed in the first quarter of 2005. Net investment securities gains were not significant in the three or six months ended June 30, 2006. During the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with the Corporation's investment in an independent private equity and venture capital partnership. The gross gain amounted to $29.0 million and is reported in Net investment securities gains in the Consolidated Statements of Income. On an after-tax basis, and net of related compensation expense, the gain amounted to $16.2 million or $0.07 per diluted share. The increase in expenses for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 were primarily due to the banking and Metavante acquisitions. These factors along with continued organic expense management resulted in the reported earnings growth in the three and six months ended 2006 compared to the three and six months ended June 30, 2005.

Management continues to believe that the 2006 outlook provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 is generally still representative of its expectations for the year ended December 31, 2006. Management expects Metavante revenue will be at the high end of the previously forecasted revenue projection of $1.4 billion to $1.5 billion including all closed acquisitions and the transfer of external item processing which is discussed in the next section. The Corporation's actual results for the year ended December 31, 2006 could differ materially from those expected by management. See "Forward-Looking Statements" in this Form 10-Q and "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

                      NOTEWORTHY TRANSACTIONS AND EVENTS
                      ----------------------------------
Some of the more noteworthy transactions and events that occurred in the three and six months ended June 30, 2006 and 2005 consisted of the following:

Second quarter 2006

The results of operations and financial position as of and for the three and six months ended June 30, 2006 include the effect of the previously announced acquisitions of Gold Banc Corporation, Inc. and Trustcorp Financial, Inc. which were both completed on April 1, 2006. As of April 1, 2006, the combined assets of Gold Banc Corporation, Inc. and Trustcorp Financial, Inc. amounted to approximately $4.9 billion. The acquired companies had combined loans of $3.9 billion and combined bank issued deposits of $3.1 billion. The combined purchase price for these companies, which included approximately $146.0 million of cash, amounted to $898.2 million. In the aggregate, 16.74 million shares of the Corporation's common stock were issued and fully vested stock options to purchase 0.5 million of its common stock were exchanged in these transactions.

For the three months ended June 30, 2006, Salaries and employee benefits expense includes $7.6 million and Other expense includes $0.6 million of expense for stock options and the Corporation's employee stock purchase plan ("ESPP"), which reduced net income by $5.3 million or $0.02 per diluted share. The Corporation expects that the additional compensation expense associated with stock options and the ESPP will be dilutive to the Corporation's operating results by $0.02 per diluted share in the third quarter of 2006 and $0.04 per diluted share in the fourth quarter of 2006. The Corporation's largest stock option awards have historically been granted during the fourth quarter and expense for stock options is larger in the fourth quarter compared to the other quarters in any given year. Under the existing plans, awards to individuals who meet certain age and years of service criteria at the date of grant immediately vest and therefore the full fair value of those awards are immediately expensed. For the year ended December 31, 2006, the Corporation expects that the additional compensation expense associated with stock options and the ESPP will be dilutive to the Corporation's operating results by approximately $0.10 per diluted share compared to $0.11 per diluted share for the year ended December 31, 2005 as adjusted. See Note 11 in Notes to Financial Statements for further information.

Beginning with the second quarter of 2006, trust services revenue, brokerage and investment advisor revenue and noninterest revenue from the private banking business have been combined and reported in the line item Wealth management in the Consolidated Statements of Income in response to requests by users of the Corporation's financial information. All prior periods have been adjusted for this reclassification.

First quarter 2006

On January 1, 2006 the Corporation adopted the accounting standard that requires share-based compensation to be expensed. The Corporation elected the Modified Retrospective Application method to implement this new accounting standard. Under that method all prior period consolidated and segment financial information was adjusted to reflect the effect of expensing share-based compensation plans which were not previously expensed. Prior to the adoption of the new standard, the Corporation used the intrinsic method of accounting for stock options. Under that method generally, no compensation expense was recognized for stock option awards or the Corporation's ESPP. Shareholders' equity as of January 1, 2006 increased $67.7 million due to the deferred income tax benefit recognized from applying the Modified Retrospective Application method of adoption. For the three months ended March 31, 2006, Salaries and employee benefits expense includes $7.5 million of expense for stock options and the ESPP, which reduced net income by $4.9 million or $0.02 per diluted share.

Beginning with the first quarter of 2006, the Corporation included certain loan and lease fees, primarily prepayment fees, in reported interest income on loans and leases. Previously, these fees were reported in Other income. Such fees are in addition to loan origination fees that are capitalized and amortized over the life of a loan or lease on a basis that produces a level yield in accordance with existing accounting standards. Including these fees in interest income may result in more volatility in net interest income and the net interest margin. However, management believes this reclassification will improve comparability of the net interest margin between the Corporation and its peer banking group. All prior periods have been adjusted for this reclassification.

On January 1, 2006 the Banking segment transferred its external item processing business, including all check-processing client relationships, to Metavante. This transfer, together with recent investments in electronic check image technology, enables Metavante to provide its clients with an end-to-end image solution that includes check truncation at the point of first presentment, image exchange through the Endpoint Exchange Network and final settlement. As a result of the transfer, the previously reported Other income line, Item processing, was reclassified to Data processing services in the Consolidated Statements of Income and prior period segment financial information for both the Banking segment and Metavante has been adjusted for the transfer. See Note 14 in Notes to Financial Statements for segment information.

Second quarter 2005

As a result of adopting the accounting standard that requires share-based compensation to be expensed, as previously discussed, adjusted Salaries and employee benefits expense includes $6.6 million and adjusted Other expense includes $0.7 million of expense for stock options and the Corporation's ESPP, which reduced previously reported net income by $4.7 million or $0.02 per diluted share for the three months ended June 30, 2005.

During the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with the Corporation's investment in an independent private equity and venture capital partnership. The gross gain amounted to $29.0 million and is reported in Net investment securities gains in the Consolidated Statements of Income. On an after-tax basis, and net of related compensation expense, the gain amounted to $16.2 million or $0.07 per diluted share.

First quarter 2005

As a result of adopting the accounting standard that requires share-based compensation to be expensed, as previously discussed, adjusted Salaries and employee benefits expense for the three months ended March 31, 2005 includes $6.5 million of expense for stock options and the ESPP which reduced previously reported net income by $4.3 million or $0.02 per diluted share.


                          NET INTEREST INCOME
                          -------------------
Net interest income is the difference between interest earned on earning assets and interest owed on interest bearing liabilities. Net interest income represented approximately 43.6% of the Corporation's source of revenues for the three months ended June 30, 2006 compared to 41.9% for the three months ended June 30, 2005. For the six months ended June 30, 2006 net interest income represented approximately 42.2% of the Corporation's source of revenues compared to 42.2% for the six months ended June 30, 2005.

Net interest income for the second quarter of 2006 amounted to $374.1 million compared to $313.0 million reported for the second quarter of 2005, an increase of $61.1 million or 19.5%. For the six months ended June 30, 2006, net interest income amounted to $698.6 million compared to $611.9 million reported for the six months ended June 30, 2005, an increase of $86.7 million or 14.2%. Both acquisition related and organic loan growth, as well as the growth in noninterest bearing and other bank-issued deposits, were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2006 banking acquisitions and Metavante's acquisitions, common stock buybacks and a general shift in the bank-issued deposit mix from lower cost to higher cost deposit products in response to increasing interest rates.

Average earning assets in the second quarter of 2006 amounted to $47.2 billion compared to $37.8 billion in the second quarter of 2005, an increase of $9.4 billion or 25.0%. Average loans and leases accounted for $8.4 billion of the growth in average earning assets in the second quarter of 2006 compared to the second quarter of 2005. Average investment securities increased $1.0 billion over the prior year quarter. The growth in average investment securities was primarily due to the banking acquisitions.

Average interest bearing liabilities increased $8.8 billion or 27.7% in the second quarter of 2006 compared to the second quarter of 2005.
Average interest bearing deposits increased $6.7 billion or 32.4% in the second quarter of 2006 compared to the second quarter of last year. Average total borrowings, primarily long-term borrowings, increased $2.2 billion or 19.1% in the second quarter of 2006 compared to the same period in 2005.

For the six months ended June 30, 2006, average earning assets amounted to $44.3 billion compared to $37.0 billion in the six months ended June 30, 2005, an increase of $7.3 billion or 19.7%. Average loans and leases accounted for $6.6 billion of the growth in average earning assets in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Average investment securities increased $0.6 billion over the comparative six month periods. The growth in average investment securities was primarily due to the banking acquisitions.

Average interest bearing liabilities increased $6.8 billion or 21.6% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Average interest bearing deposits increased $4.4 billion or 21.1% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Average total borrowings, primarily long-term borrowings, increased $2.4 billion or 22.6% over the comparative six month periods.

Average noninterest bearing deposits increased $0.6 billion or 12.0% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, average noninterest bearing deposits increased $0.4 billion or 8.7%

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

                 Consolidated Average Loans and Leases
                 -------------------------------------

                                       2006                     2005                  Growth Pct.
                               ------------------- ------------------------------ -----------------
                                 Second    First     Fourth    Third     Second             Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
---------------------------
   Commercial                 $ 11,393   $  9,839  $  9,290  $  9,126  $  8,932    27.5 %   15.8 %

   Commercial real estate
      Commercial mortgages      10,746      8,839     8,850     8,661     8,509    26.3     21.6
      Construction               2,834      1,742     1,564     1,484     1,358   108.7     62.7
                               --------   --------  --------  --------  -------- -------  -------
Total commercial real estate    13,580     10,581    10,414    10,145     9,867    37.6     28.4

Commercial lease financing         504        493       471       462       425    18.6      2.2
                               --------   --------  --------  --------  -------- -------  -------
Total Commercial Loans
   and Leases                   25,477     20,913    20,175    19,733    19,224    32.5     21.8

Personal Loans and Leases
-------------------------
   Residential real estate
      Residential mortgages      5,621      5,190     4,855     4,537     3,986    41.0      8.3
      Construction               2,365      2,085     1,862     1,633     1,382    71.2     13.4
                               --------   --------  --------  --------  -------- -------  -------
   Total residential
      real estate                7,986      7,275     6,717     6,170     5,368    48.8      9.8

   Personal loans
      Student                       51         99        78        74        78   (33.7)   (48.0)
      Credit card                  237        227       233       228       217     9.5     (4.4)
      Home equity loans
         and lines               4,596      4,706     4,822     4,905     5,098    (9.9)    (2.3)
      Other                      1,167      1,289     1,245     1,241     1,186    (1.6)    (9.4)
                               --------   --------  --------  --------  -------- -------  -------
   Total personal loans          6,051      6,321     6,378     6,448     6,579    (8.0)    (4.3)

   Personal lease financing        136        132       132       128       123    10.3      2.8
                               --------   --------  --------  --------  -------- -------  -------
Total Personal Loans
   and Leases                   14,173     13,728    13,227    12,746    12,070    17.4      3.2
                               --------   --------  --------  --------  -------- -------  -------
Total Consolidated Average
   Loans and Leases           $ 39,650   $ 34,641  $ 33,402  $ 32,479  $ 31,294    26.7 %   14.5 %
                               ========   ========  ========  ========  ======== =======  =======

Total consolidated average loans and leases increased $8.4 billion or 26.7% in the second quarter of 2006 compared to the second quarter of 2005. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 12.6% in the second quarter of 2006 compared to the second quarter of 2005. Approximately $3.9 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.5 billion of the growth was organic. Of the $3.9 billion of average growth attributable to the banking acquisitions, $2.8 billion was attributable to average commercial real estate loans, $0.8 billion was attributable to average commercial loans and leases and $0.3 billion was attributable to average residential real estate loans. Of the $4.5 billion of average loan and lease organic growth, $1.7 billion was attributable to average commercial loans and leases, $0.9 billion was attributable to average commercial real estate loans, and $2.4 billion was attributable to residential real estate loans. From a production standpoint, residential real estate loan closings in the second quarter of 2006 were $1.4 billion compared to $1.2 billion in the first quarter of 2006 and $1.6 billion in the second quarter of 2005. Average home equity loans and lines declined $0.5 billion in the second quarter of 2006 compared to the second quarter of 2005.

For the six months ended June 30, 2006, total consolidated average loans and leases increased $6.6 billion or 21.5% compared to the six months ended June 30, 2005. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 14.1% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Approximately $2.0 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.6 billion of the growth was organic. Of the $2.0 billion of average growth attributable to the banking acquisitions, $1.4 billion was attributable to average commercial real estate loans, $0.4 billion was attributable to average commercial loans and leases and the remainder was primarily attributable to average residential real estate loans. Of the $4.6 billion of average loan and lease organic growth, $1.6 billion was attributable to average commercial loans and leases, $1.0 billion was attributable to average commercial real estate loans, and $2.5 billion was attributable to residential real estate loans. From a production standpoint, residential real estate loan closings in the first half of 2006 and the first half of 2005 amounted to $2.6 billion and $2.7 billion, respectively. Average home equity loans and lines declined $0.5 billion in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Total average commercial loan and lease organic growth continued to be strong in the second quarter and first half of 2006. Management attributes the loan growth to the strength of the local economies in the markets the Corporation serves, new business and continued customer satisfaction. Management continues to expect that year over year organic commercial loan growth (as a percentage) will reach low double digits in 2006. The basis for this expectation includes continued success in attracting new customers in all of the Corporation's markets and continued modest economic growth in the primary markets that the Corporation serves. Recently the Corporation has experienced some slowing in the construction market for both commercial and residential developers, and to some extent throughout the commercial real estate business. As a result, management expects that year over year organic commercial real estate loan growth (as a percentage) will reach mid single digits in 2006.

Home equity loans and lines, which includes M&I's wholesale activity, continue to be one of the primary consumer loan products. Average home equity loans and lines declined in the second quarter and first half of 2006 compared to the second quarter and first half of 2005. This is consistent with what is occurring in many parts of the country. The softer home equity market, combined with the Corporation's continued sales of certain loans at origination, which is partly in response to the demand for home equity products with higher loan-to-value characteristics, will impact balance sheet organic loan growth. Management does not expect this trend to change in the near term.

The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. For the three months ended June 30, 2006 and 2005 real estate loans sold to investors amounted to $0.6 billion and $0.5 billion, respectively. For the six months ended June 30, 2006, real estate loans sold to investors amounted to $1.2 billion compared to $0.9 billion for the six months ended June 30, 2005. At June 30, 2006 and 2005, the Corporation had approximately $123.4 million and $153.8 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $10.2 million in the second quarter of 2006 compared to $9.5 million in the second quarter of 2005. For the six months ended June 30, 2006, gains from the sale of mortgage loans amounted to $21.0 million compared to $16.4 million in the six months ended June 30, 2005.

Auto loans securitized and sold in the second quarters of 2006 and 2005 amounted to $0.2 billion and $0.1 billion, respectively. For the six months ended June 30, 2006, auto loans securitized and sold amounted to $0.3 billion compared to $0.2 billion in the six months ended June 30, 2005. The net gains and losses from the sale and securitization of auto loans for the three and six months ended June 30, 2006 and 2005, respectively, were not significant.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      -----------------------------

                                       2006                     2005                  Growth Pct.
                               ------------------- ------------------------------ -----------------
                                 Second    First     Fourth    Third     Second             Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                               --------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
--------------------
   Noninterest bearing deposits
      Commercial              $  3,873   $  3,473  $  3,687  $  3,589  $  3,377    14.7 %   11.5 %
      Personal                     998        943       942       932       958     4.2      5.9
      Other                        533        526       566       528       491     8.5      1.2
                               --------   --------  --------  --------  -------- -------  -------
   Total noninterest
      bearing deposits           5,404      4,942     5,195     5,049     4,826    12.0      9.4

   Interest bearing deposits
      Savings and NOW            3,251      2,831     2,911     3,049     3,149     3.2     14.8
      Money market               7,389      6,599     6,354     6,047     5,819    27.0     12.0
      Foreign activity           1,000      1,034     1,084       932       882    13.4     (3.2)
                               --------   --------  --------  --------  -------- -------  -------
   Total interest
      bearing deposits          11,640     10,464    10,349    10,028     9,850    18.2     11.2

   Time deposits
      Other CDs and
         time deposits           4,769      3,509     3,354     3,095     2,951    61.7     35.9
      CDs greater than $100,000  2,878      2,035     1,703     1,421     1,243   131.5     41.4
                               --------   --------  --------  --------  -------- -------  -------
   Total time deposits           7,647      5,544     5,057     4,516     4,194    82.4     37.9
                               --------   --------  --------  --------  -------- -------  -------
Total bank issued deposits      24,691     20,950    20,601    19,593    18,870    30.8     17.9

Wholesale deposits
------------------
   Money market                    732        887     1,074     1,068     1,077   (32.1)   (17.5)
   Brokered CDs                  5,382      3,874     4,752     4,615     4,437    21.3     38.9
   Foreign time                  1,931      1,762       897     1,076     1,086    77.8      9.6
                               --------   --------  --------  --------  -------- -------  -------
Total wholesale deposits         8,045      6,523     6,723     6,759     6,600    21.9     23.3
                               --------   --------  --------  --------  -------- -------  -------
Total consolidated
   average deposits           $ 32,736   $ 27,473  $ 27,324  $ 26,352  $ 25,470    28.5 %   19.2 %
                               ========   ========  ========  ========  ======== =======  =======

Average total bank issued deposits increased $5.8 billion or 30.8% in the second quarter of 2006 compared to the second quarter of 2005. Excluding the effect of the banking acquisitions, total average bank issued deposits organic growth was 12.6% in the second quarter of 2006 compared to the second quarter of 2005. Approximately $3.0 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $2.8 billion of the growth was organic. Of the $3.0 billion of average growth attributable to the banking acquisitions, $0.4 billion was attributable to average noninterest bearing deposits, $0.9 billion was attributable to average interest bearing deposits and $1.7 billion was attributable to average time deposits. Of the $2.8 billion of average bank issued deposit organic growth, $0.2 billion was attributable to average noninterest bearing deposits, $0.8 billion was attributable to average interest bearing deposits and $1.8 billion was attributable to average time deposits.

For the six months ended June 30, 2006, average total bank issued deposits increased $4.2 billion or 22.4% compared to the six month ended June 30, 2005. Excluding the effect of the banking acquisitions, total average bank issued deposits organic growth was 13.1% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Approximately $1.5 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $2.7 billion of the growth was organic. Of the $1.5 billion of average growth attributable to the banking acquisitions, $0.2 billion was attributable to average noninterest bearing deposits, $0.5 billion was attributable to average interest bearing deposits and $0.8 billion was attributable to average time deposits. Of the $2.7 billion of average bank issued deposit organic growth, $0.2 billion was attributable to average noninterest bearing deposits, $0.8 billion was attributable to average interest bearing deposits and $1.7 billion was attributable to average time deposits.

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

As interest rates have risen, the Corporation has increasingly been able to competitively price deposit products which has contributed to the growth in average bank-issued interest bearing deposits and average bank issued time deposits. In addition, rising interest rates have resulted in a shift in the bank issued deposit mix. In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost money market and time deposit products.

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

Wholesale deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. For the three months ended June 30, 2006, average wholesale deposits increased $1.4 billion, or 21.9% compared to the three months ended June 30, 2005. For the six months ended June 30, 2006 average wholesale deposits increased $0.6 billion, or 8.8% compared to the six months ended June 30, 2005. Average wholesale deposits for the three and six months ended June 30, 2006 include $0.6 billion and $0.3 billion, respectively, of wholesale deposits that were assumed in the acquisitions. During the first quarter of 2006, a significant portion of longer-term institutional certificates of deposits matured and were re-financed at a higher cost.

At June 30, 2006, long-term borrowings from the banking acquisitions amounted to $229.0 million. Approximately $30.0 million is subordinated, $100.0 million of advances from the Federal Home Loan Bank ("FHLB") and $99.0 million is subordinated debt associated with four separate issuances of trust preferred securities. During the second quarter of 2006, $400.0 million of floating rate global senior bank notes were issued. These floating rate senior bank notes mature in 2011 and have a coupon rate that is indexed to the three-month London Inter-Bank Offered Rate ("LIBOR").

During the first quarter of 2006, the Corporation issued $250.0 million of fixed rate senior notes. The fixed rate senior notes mature in 2011 and have a coupon rate of 5.35%. Also during the first quarter of 2006, $500.0 million of floating rate senior bank notes were issued. These floating rate senior bank notes mature in 2008 and have a coupon rate that is indexed to the three-month LIBOR. During the first quarter of 2006, $250.0 million of senior bank notes - Extendible Liquidity Securities matured.

During the second quarter of 2005, $350.0 million of subordinated bank notes were issued. The subordinated bank notes mature in 2015 and have a coupon rate of 4.85%. Senior bank notes in an aggregate amount of $525.0 million were also issued during the second quarter of 2005. The senior bank notes are floating rate and mature at various times in 2007 and 2010.

During the first quarter of 2005 the Corporation obtained a new floating rate advance from the FHLB aggregating $250.0 million. The FHLB advance matures in 2011. During the first quarter of 2005, $900.0 million of senior bank notes with an annual weighted average coupon interest rate of 4.13% were issued. The notes mature at various times beginning in 2008 through 2017.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and six months ended June 30, 2006 and 2005, are presented in the following tables ($ in millions):

                     Consolidated Yield and Cost Analysis
                     ------------------------------------

                                         Three Months Ended          Three Months Ended
                                            June 30, 2006               June 30, 2005
                                    ---------------------------  ---------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                    ---------------------------  ---------------------------
Loans and leases: (a)
   Commercial loans and leases     $ 11,896.4 $ 215.4    7.26 % $  9,357.0 $ 136.3    5.84 %
   Commercial real estate loans      13,580.4   248.6    7.34      9,867.4   151.4    6.15
   Residential real estate loans      7,985.7   139.7    7.01      5,367.6    79.9    5.97
   Home equity loans and lines        4,595.7    82.6    7.21      5,098.3    79.2    6.23
   Personal loans and leases          1,591.5    28.5    7.20      1,603.8    23.6    5.91
                                    ---------- ------- -------   ---------- ------- -------
Total loans and leases               39,649.7   714.8    7.23     31,294.1   470.4    6.03

Investment securities (b):
   Taxable                            5,818.3    70.9    4.79      4,828.6    53.3    4.41
   Tax Exempt (a)                     1,316.1    22.9    7.04      1,333.7    23.9    7.34
                                    ---------- ------- -------   ---------- ------- -------
Total investment securities           7,134.4    93.8    5.19      6,162.3    77.2    5.03

Trading securities (a)                   50.3     0.2    1.70         25.6     0.1    0.78

Other short-term investments            374.2     5.0    5.37        271.7     2.2    3.39
                                    ---------- ------- -------   ---------- ------- -------
Total interest earning assets      $ 47,208.6 $ 813.8    6.90 % $ 37,753.7 $ 549.9    5.84 %
                                    ========== ======= =======   ========== ======= =======

Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $ 11,639.6 $  94.6    3.26 % $  9,850.0 $  41.8    1.70 %
      Bank issued time deposits       7,646.9    80.9    4.24      4,193.2    31.6    3.02
                                    ---------- ------- -------   ---------- ------- -------
   Total bank issued deposits        19,286.5   175.5    3.65     14,043.2    73.4    2.10

   Wholesale deposits                 8,045.1    96.1    4.79      6,600.1    49.4    3.00
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing deposits      27,331.6   271.6    3.99     20,643.3   122.8    2.39

Short-term borrowings                 3,418.6    43.1    5.06      3,392.3    28.4    3.36
Long-term borrowings                 10,050.1   117.3    4.68      7,920.1    77.3    3.91
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing liabilities $ 40,800.3 $ 432.0    4.25 % $ 31,955.7 $ 228.5    2.87 %
                                    ========== ======= =======   ========== ======= =======

Net interest margin (FTE)                     $ 381.8    3.24 %            $ 321.4    3.42 %
                                               ======= =======              ======= =======

Net interest spread (FTE)                                2.65 %                       2.97 %
                                                       =======                      =======

  (a) Fully taxable equivalent ("FTE") basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

                     Consolidated Yield and Cost Analysis
                     ------------------------------------

                                           Six Months Ended            Six Months Ended
                                             June 30, 2006                June 30, 2005
                                    ---------------------------   ---------------------------
                                                        Average                      Average
                                      Average          Yield or     Average          Yield or
                                      Balance Interest Cost (b)     Balance Interest Cost (b)
                                    ---------------------------   ---------------------------
Loans and leases: (a)
   Commercial loans and leases     $ 11,118.8 $  390.6    7.09 % $  9,108.7 $  257.1    5.69 %
   Commercial real estate loans      12,088.7    429.7    7.17      9,692.9    290.0    6.03
   Residential real estate loans      7,632.5    262.5    6.94      5,050.1    147.2    5.88
   Home equity loans and lines        4,650.5    163.6    7.09      5,114.4    154.3    6.08
   Personal loans and leases          1,668.8     57.7    6.97      1,626.6     46.4    5.75
                                    ---------- -------- -------   ---------- -------- -------
Total loans and leases               37,159.3  1,304.1    7.08     30,592.7    895.0    5.90

Investment securities (b):
   Taxable                            5,401.1    128.8    4.72      4,825.7    105.2    4.39
   Tax Exempt (a)                     1,328.3     46.3    7.12      1,306.1     46.9    7.41
                                    ---------- -------- -------   ---------- -------- -------
Total investment securities           6,729.4    175.1    5.18      6,131.8    152.1    5.02

Trading securities (a)                   42.3      0.3    1.37         24.4      0.1    0.99

Other short-term investments            345.1      8.6    5.01        229.6      3.6    3.20
                                    ---------- -------- -------   ---------- -------- -------
Total interest earning assets       $44,276.1 $1,488.1    6.77 % $ 36,978.5 $1,050.8    5.73 %
                                    ========== ======== =======   ========== ======== =======

Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits  $11,055.2 $  169.2    3.09 % $  9,863.4 $   75.5    1.54 %
      Bank issued time deposits       6,601.4    134.2    4.10      4,028.1     57.6    2.89
                                    ---------- -------- -------   ---------- -------- -------
   Total bank issued deposits        17,656.6    303.4    3.47     13,891.5    133.1    1.93
   Wholesale deposits                 7,288.0    166.2    4.60      6,700.8     93.2    2.80
                                    ---------- -------- -------   ---------- -------- -------
Total interest bearing deposits      24,944.6    469.6    3.80     20,592.3    226.3    2.22

Short-term borrowings                 3,394.9     82.5    4.90      3,144.0     50.3    3.23
Long-term borrowings                  9,728.9    221.7    4.59      7,564.6    145.7    3.88
                                    ---------- -------- -------   ---------- -------- -------
Total interest bearing liabilities  $38,068.4 $  773.8    4.10 % $ 31,300.9 $  422.3    2.72 %
                                    ========== ======== =======   ========== ======== =======

Net interest margin (FTE)                     $  714.3    3.25 %            $  628.5    3.43 %
                                               ======= ========               ======= =======

Net interest spread (FTE)                                 2.67 %                        3.01 %
                                                       ========                       =======

  (a) Fully taxable equivalent ("FTE") basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 18 basis points from 3.42% in the second quarter of 2005 to 3.24% in the second quarter of 2006. For the six months ended June 30, 2006, the net interest margin FTE was 3.25% compared to 3.43% for the six months ended June 30, 2005, a decrease of 18 basis points. Beginning with the first quarter of 2006, the Corporation included certain loan and lease fees in interest income on loans and leases. All prior periods have been adjusted for this reclassification. For the three and six months ended June 30, 2005, the net interest margin FTE increased by approximately 9 basis points and 8 basis points, respectively from the previously reported amounts due to this reclassification. Compared to the first quarter of 2006, the net interest margin FTE decreased 2 basis points from 3.26% in the first quarter of 2006 to 3.24% in the second quarter of 2006.

Similar to the general trends being experienced throughout the industry, the Corporation continues to be challenged by narrowing loan spreads in a solid economy with a flat yield curve, loan growth that may exceed the Corporation's ability to generate appropriately priced deposits and the shift in the bank issued deposit mix by new and existing depositors into higher yielding products. Management expects these trends to continue and expects that there will be modest downward pressure on the net interest margin FTE for the remainder of 2006. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors.

          PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
          ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of June 30, 2006, and the prior four quarters:

                          Nonperforming Assets
                          --------------------
                                 ($000's)

                                                  2006                           2005
                                         -----------------------  -----------------------------------
                                            Second      First        Fourth      Third       Second
                                           Quarter     Quarter      Quarter     Quarter     Quarter
                                         ----------- -----------  ----------- ----------- -----------
Nonaccrual                               $  193,028  $  144,484   $  134,718  $  141,408  $  126,920

Renegotiated                                    133         138          143         148         176

Past due 90 days or more                      4,855       4,523        5,725       5,743       4,514
                                          ----------  ----------   ----------  ----------  ----------
Total nonperforming loans and leases        198,016     149,145      140,586     147,299     131,610

Other real estate owned                      11,701       8,207        8,869       8,774       9,124
                                          ----------  ----------   ----------  ----------  ----------
Total nonperforming assets               $  209,717  $  157,352   $  149,455  $  156,073  $  140,734
                                          ==========  ==========   ==========  ==========  ==========

Allowance for loan and lease losses      $  415,201  $  368,760   $  363,769  $  362,257  $  360,138
                                          ==========  ==========   ==========  ==========  ==========

                         Consolidated Statistics
                         -----------------------

                                                  2006                           2005
                                         -----------------------  -----------------------------------
                                            Second      First        Fourth      Third       Second
                                           Quarter     Quarter      Quarter     Quarter     Quarter
                                         ----------- -----------  ----------- ----------- -----------
Net charge-offs to average
   loans and leases annualized                 0.10 %      0.07 %       0.14 %      0.10 %      0.15 %
Total nonperforming loans and leases
   to total loans and leases                   0.49        0.42         0.41        0.44        0.41
Total nonperforming assets to total loans
   and leases and other real estate owned      0.52        0.45         0.44        0.47        0.44
Allowance for loan and lease losses
   to total loans and leases                   1.03        1.05         1.06        1.09        1.12
Allowance for loan and lease losses
   to total nonperforming loans and leases      210         247          259         246         274

                   Nonaccrual Loans and Leases By Type
                   -----------------------------------
                                 ($000's)

                                                  2006                           2005
                                         -----------------------  -----------------------------------
                                            Second      First        Fourth      Third       Second
                                           Quarter     Quarter      Quarter     Quarter     Quarter
                                         ----------- -----------  ----------- ----------- -----------
Commercial
   Commercial, financial
      and agricultural                   $   59,558  $   50,103   $   43,730  $   47,644  $   35,777
   Lease financing receivables                  454       1,399        1,539       3,012       3,990
                                          ----------  ----------   ----------  ----------  ----------
Total commercial                             60,012      51,502       45,269      50,656      39,767

Real estate
   Construction and land development         33,115       3,276          913       3,057       1,500
   Commercial mortgage                       34,260      30,633       28,644      30,351      37,107
   Residential mortgage                      64,151      57,425       57,982      56,488      47,797
                                          ----------  ----------   ----------  ----------  ----------
Total real estate                           131,526      91,334       87,539      89,896      86,404

Personal                                      1,490       1,648        1,910         856         749
                                          ----------  ----------   ----------  ----------  ----------
Total nonaccrual loans and leases        $  193,028  $  144,484   $  134,718  $  141,408  $  126,920
                                          ==========  ==========   ==========  ==========  ==========

           Reconciliation of Allowance for Loan and Lease Losses
           -----------------------------------------------------
                                 ($000's)

                                                  2006                           2005
                                         -----------------------  -----------------------------------
                                            Second      First        Fourth      Third       Second
                                           Quarter     Quarter      Quarter     Quarter     Quarter
                                         ----------- -----------  ----------- ----------- -----------
Beginning balance                        $  368,760  $  363,769   $  362,257  $  360,138  $  358,280

Provision for loan and lease losses          11,053      10,995       12,995       9,949      13,725

Allowance of banks and loans acquired        45,258          --           --          --          --

Loans and leases charged-off
   Commercial                                 6,125       3,869        9,481       2,256       3,767
   Real estate                                3,385       2,901        3,110       6,576       8,190
   Personal                                   3,088       3,727        5,213       3,186       3,765
   Leases                                     1,253         189          226         337         380
                                          ----------  ----------   ----------  ----------  ----------
Total charge-offs                            13,851      10,686       18,030      12,355      16,102

Recoveries on loans and leases
   Commercial                                   847       2,715        4,256       2,634       2,264
   Real estate                                1,224         263          374         575         413
   Personal                                   1,149         971          781         787         782
   Leases                                       761         733        1,136         529         776
                                          ----------  ----------   ----------  ----------  ----------
Total recoveries                              3,981       4,682        6,547       4,525       4,235
                                          ----------  ----------   ----------  ----------  ----------
Net loans and leases charge-offs              9,870       6,004       11,483       7,830      11,867
                                          ----------  ----------   ----------  ----------  ----------
Ending balance                           $  415,201  $  368,760   $  363,769  $  362,257  $  360,138
                                          ==========  ==========   ==========  ==========  ==========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned ("OREO").

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $11.7 million at June 30, 2006, compared to $8.2 million at March 31, 2006 and $9.1 million at June 30, 2005. The increase in OREO of $3.5 million from March 31, 2006 to June 30, 2006 is predominantly due to the OREO acquired in the banking acquisitions.

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

At June 30, 2006, nonperforming loans and leases amounted to $198.0 million or 0.49% of consolidated loans and leases compared to $149.1 million or 0.42% of consolidated loans and leases at March 31, 2006, and $131.6 million or 0.41% of consolidated loans and leases at June 30, 2005. Approximately $42.7 million or 87% of the $48.9 million increase in nonperforming loans from March 31, 2006 to June 30, 2006 was attributable to the banking acquisitions. Excluding the effect of the acquisitions, nonperforming loans and leases would have amounted to $155.3 million or 0.43% of consolidated loans and leases at June 30, 2006. Excluding the acquisitions, the pro forma ratio of nonperforming loans and leases to consolidated loans and leases at June 30, 2006 and the actual ratio at each quarter end throughout 2005 has remained in a fairly narrow range and continues to be below management's expectations. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

Net charge-offs amounted to $9.9 million or 0.10% of average loans and leases in the second quarter of 2006 compared to $6.0 million or 0.07% of average loans and leases in the first quarter of 2006 and $11.9 million or 0.15% of average loans and leases in the second quarter of 2005. The lower level of net charge-offs experienced throughout 2005 and the first six months of 2006 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. The ratio of recoveries to charge-offs was 28.7% for the three months ended June 30, 2006 which was closer to average historical experience. The ratio of recoveries to charge-offs was 35.3% for the six months ended June 30, 2006 which continues to be above the Corporation's five year historical average ratio of recoveries to charge-offs of 27.9%.

Management continues to expect the longer term level of nonperforming loans and leases to be in the range of 50-60 basis points of total loans and leases and expects net charge-offs to trend to historical levels. With respect to the banking acquisitions, management expects the level of nonperforming loans to decline slowly over the next couple of years and expects net charge-off levels to increase modestly.

The provisions for loan and lease losses amounted to $11.0 million for the three months ended June 30, 2006 compared to $11.0 million for the three months ended March 31, 2006 and $13.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, the provisions for loan and lease losses amounted to $22.0 million compared to $21.9 million for the six months ended June 30, 2005. The allowance for loan and lease losses as a percent of consolidated loans and leases outstanding was 1.03% at June 30, 2006, 1.05% at March 31, 2006 and 1.12% at June 30, 2005.


                             OTHER INCOME
                             ------------
Other income or noninterest sources of revenue represented approximately 56.4% and 58.1% of the Corporation's total sources of revenues for the three months ended June 30, 2006 and 2005, respectively. Total other income in the second quarter of 2006 amounted to $484.4 million compared to $434.3 million in the same period last year, an increase of $50.1 million or 11.5%. For the six months ended June 30, 2006 and 2005, noninterest sources of revenue represented approximately 57.8% of the Corporation's total sources of revenues, respectively. Total other income for the six months ended June 30, 2006 amounted to $957.1 million compared to $836.8 million for the six months ended June 30, 2005, an increase of $120.3 million or 14.4%. The increase in other income was primarily due to growth in data processing services and wealth management services revenue. Other income for the three and six months ended June 30, 2005 includes significant investment securities gains as previously discussed.

Data processing services revenue (Metavante) amounted to $345.0 million in the second quarter of 2006 compared to $282.4 million in the second quarter of 2005, an increase of $62.6 million or 22.2%. For the six months ended June 30, 2006, Data processing services revenue amounted to $688.0 million compared to $565.3 million for the six months ended June 30, 2005, an increase of $122.7 million or 21.7%. Revenue growth continued throughout the segment due to revenue associated with acquisitions, higher transaction volumes in core processing activity, payment processing and electronic banking and an increase in healthcare eligibility and payment card production. Revenue associated with Metavante's acquisitions completed in 2006 and 2005 contributed a significant portion of the revenue growth in the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. The acquisition related revenue growth includes cross sales of acquired products to clients across the entire segment. Metavante estimates that total revenue growth (internal and external) for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 excluding the acquisitions ("organic revenue growth"), was approximately 8.2%. To determine the estimated organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year. The linked-quarter data processing services revenue growth will tend to be somewhat more cyclical and seasonal in nature. Total buyout revenue, which varies from period to period, increased $3.0 million and $1.8 million in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively.

As previously reported, on January 1, 2006 the Banking segment transferred its external item processing business, including all check-processing client relationships, to Metavante. As a result of the transfer, the previously reported Other income line, Item processing, was reclassified to Data processing services in the Consolidated Statements of Income and prior period segment financial information for both the Banking segment and Metavante has been adjusted for the transfer.

Management continues to expect that Metavante revenue (internal and external) for the year ended December 31, 2006 will be at the high end of the previously forecasted revenue projection of $1.4 billion to $1.5 billion. Organic revenue growth rates are expected to exceed prior year levels and segment income is expected to continue to improve. These expectations include the impact of all closed acquisitions and the transfer of external item processing.

As previously discussed, beginning with the second quarter of 2006, trust services revenue, brokerage and investment advisor revenue and noninterest revenue from the private banking business have been combined and reported in the line item Wealth management in the Consolidated Statements of Income in response to requests by users of the Corporation's financial information. All prior periods have been adjusted for this reclassification.

Wealth management revenue amounted to $56.3 million in the second quarter of 2006 compared to $48.1 million in the second quarter of 2005, an increase of $8.2 million or 17.0%. For the six months ended June 30, 2006, Wealth management revenue amounted to $109.1 million compared to $95.2 million for the six months ended June 30, 2005, an increase of $13.9 million or 14.6%. For the three and six months ended June 30, 2006, wealth management revenue attributable to the previously reported January 3, 2006 acquisition of certain assets of First Trust Indiana and the April 1, 2006 acquisition of Gold Banc Corporation, Inc. amounted to $2.3 million and $3.4 million, respectively. Continued success in the cross-selling and integrated delivery initiatives, improved investment performance and improving results in institutional sales efforts and outsourcing activities were the primary contributors to the remaining revenue growth over the respective periods. Assets under management were approximately $20.4 billion at June 30, 2006 compared to $19.8 billion at March 31, 2006, and $18.5 billion at June 30, 2005.

Service charges on deposits amounted to $25.0 million in the second quarter of 2006 compared to $23.7 million in the second quarter of 2005. For the six months ended June 30, 2006, service charges on deposits amounted to $47.6 million compared to $47.1 million for the six months ended June 30, 2005. The banking acquisitions contributed $2.1 million of service charges on deposits for the three and six months ended June 30, 2006. A portion of this source of fee income is sensitive to changes in interest rates. In a rising interest rate environment, customers that pay for services by maintaining eligible deposit balances receive a higher earnings credit which results in lower fee income. Excluding the effect of the banking acquisitions, lower service charges on deposits associated with commercial demand deposits accounted for the majority of the decline in this revenue in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively.

Total mortgage banking revenue was $12.3 million in the second quarter of 2006 compared with $11.2 million in the second quarter of 2005, an increase of $1.1 million or 9.7%. For the six months ended June 30, 2006, total mortgage banking revenue amounted to $24.7 million compared to $19.4 million for the six months ended June 30, 2005, an increase of $5.3 million or 27.7%. For the three months ended June 30, 2006 and 2005, the Corporation sold $0.6 billion and $0.5 billion of residential mortgage and home equity loans to the secondary market, respectively. For the six months ended June 30, 2006 and 2005, the Corporation sold $1.2 billion and $0.9 billion of residential mortgage and home equity loans to the secondary market, respectively. As previously discussed, the Corporation continues to sell home equity loans at origination which is partly in response to the demand for home equity products with higher loan-to-value characteristics. Retained interests in the form of mortgage servicing rights on residential mortgage loans sold amounted to $0.4 million for the six months ended June 30, 2006 and $0.5 million for the six months ended June 30, 2005. At June 30, 2006 mortgage servicing rights amounted to $2.5 million.

Net investment securities gains for the three and six months ended June 30, 2006 were not significant. Net investment securities gains for the three and six months ended June 30, 2005 amounted to $29.4 million and $35.3 million, respectively. As previously discussed, during the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with its investment in an independent private equity and venture partnership. The gross gain amounted to $29.0 million. During the first quarter of 2005, the Corporation's banking segment's investment in certain membership interests of PULSE was liquidated by PULSE. The cash received resulted in a pre-tax gain of $5.3 million. An additional $0.3 million was received in the second quarter of 2005.

Other income in the second quarter of 2006 amounted to $37.4 million compared to $31.5 million in the second quarter of 2005, an increase of $5.9 million or 19.0%. For the six months ended June 30, 2006, other income amounted to $71.3 million compared to $60.3 million for the six months ended June 30, 2005, an increase of $11.0 million or 18.2%. Other income for the three and six months ended June 30, 2006 includes $2.8 million of income attributable to the banking acquisitions. The remaining increase in other income for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was primarily due to increases in card related fees and trading and investment fees.


                             OTHER EXPENSE
                             -------------
Total other expense for the three months ended June 30, 2006 amounted to $544.3 million compared to $459.9 million for the three months ended June 30, 2005, an increase of $84.4 million or 18.4%. For the six months ended June 30, 2006, total other expense amounted to $1,049.4 million compared to $902.8 million for the six months ended June 30, 2005, an increase of $146.6 million or 16.2%.

Total other expense for the three and six months ended June 30, 2006 included the operating expenses associated with Metavante's 2005 and 2006 acquisitions, the 2006 banking acquisitions and the 2006 acquisition of certain assets of First Trust Indiana. The operating expenses of the acquired entities have been included in the Corporation's consolidated operating expenses from the dates the transactions were completed, which had a significant impact on the period to period comparability of operating expenses in 2006 compared to 2005. Approximately $65.6 million of the operating expense growth in the second quarter of 2006 compared to the second quarter of 2005 and $109.6 million of the operating expense growth in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was attributable to the acquisitions. In addition, expenses for the three and six months ended June 30, 2006 include conversion and integration expenses related to the banking acquisitions.

The Corporation estimates that its expense growth in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, excluding the effects of the acquisitions, was approximately $18.8 million and $36.9 million, respectively, and the estimated growth rate was approximately 4.1% over the respective comparative periods.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 2006, and prior four quarters were:

                            Efficiency Ratios
                            -----------------

                                                       Three Months Ended
                          --------------------------------------------------------------------------
                              June 30,       March 31,     December 31, September 30,     June 30,
                                2006           2006            2005         2005            2005
                          -------------- -------------- -------------- -------------- --------------
Consolidated Corporation          62.9 %         62.8 %         64.1 %         62.5 %         60.9 %

Consolidated Corporation
   Excluding Metavante            51.2 %         48.8 %         51.5 %         50.8 %         49.9 %

The Consolidated Corporation Excluding Metavante efficiency ratio for the remainder of 2006 is expected to decline somewhat from the second quarter 2006 and is expected to continue to decline slightly until the banking acquisitions are fully integrated.

Salaries and employee benefits expense amounted to $307.1 million in the second quarter of 2006 compared to $269.0 million in the second quarter of 2005, an increase of $38.1 million or 14.2%. For the six months ended June 30, 2006, Salaries and employee benefits expense amounted to $584.5 million compared to $514.1 million for the six months ended June 30, 2005, an increase of $70.4 million or 13.7%. Salaries and benefits associated with the acquisitions previously discussed accounted for approximately $27.5 million and $45.1 million of the increase in Salaries and employee benefits expense in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively.

For the second quarter of 2006, occupancy and equipment expense amounted to $63.8 million compared to $50.9 million in the second quarter of 2005, an increase of $12.9 million or 25.5%. The acquisitions accounted for approximately $9.7 million of the increase in occupancy and equipment expense in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. For the six months ended June 30, 2006, occupancy and equipment expense amounted to $121.6 million compared to $104.2 million for the six months ended June 30, 2005, an increase of $17.4 million or 16.7%. The acquisitions accounted for approximately $12.7 million of the increase in occupancy and equipment expense in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The remaining increase in occupancy and equipment expense for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was primarily attributable to the banking segment and wealth management.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $89.1 million in the second quarter of 2006 compared to $63.0 million in the second quarter of 2005, an increase of $26.1 million or 41.4%. For the six months ended June 30, 2006, software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $175.0 million compared to $128.3 million for the six months ended June 30, 2005, an increase of $46.7 million or 36.4%. The acquisitions accounted for $19.6 million and $35.5 million of the expense growth for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. Metavante's expense growth accounted for the majority of the remaining increase in expense for these items in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively.

Amortization of intangibles amounted to $12.0 million in the second quarter of 2006 compared to $8.1 million in the second quarter of 2005, an increase of $3.9 million. For the six months ended June 30, 2006, amortization of intangibles amounted to $20.9 million compared to $16.2 million for the six months ended June 30, 2005, an increase of $4.7 million. The increase in amortization associated with the acquisitions amounted to $5.1 million and $7.1 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. Those increases were offset by lower amortization of core deposit intangibles, which is based on a declining balance method and lower amortization of Metavante's contract intangibles from previous acquisitions.

Other expense amounted to $72.3 million in the second quarter of 2006 compared to $68.9 million in the second quarter of 2005, an increase of $3.4 million or 4.9%. For the six months ended June 30, 2006, other expense amounted to $147.4 million compared to $140.1 million for the six months ended June 30, 2005, an increase of $7.3 million or 5.2%.

Other expense is affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. Net software and conversion capitalization was $0.6 million in the second quarter of 2006 compared to net software and conversion amortization of $5.7 million in the second quarter of 2005, resulting in a decrease to other expense over the comparative quarters of $6.3 million. For the six months ended June 30, 2006, net software and conversion amortization was $2.1 million compared to net software and conversion amortization of $11.4 million for the six months ended June 30, 2005, resulting in a decrease to other expense over the comparative six months of $9.3 million.

The acquisitions accounted for $3.8 million and $9.3 million of the growth in other expense for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. The cost of card plastic and cost of equipment associated with Metavante's revenues and travel and other costs associated with the conversion and integration of the banking acquisitions accounted for the remainder of the increase in other expense for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively.


                             INCOME TAXES
                             ------------
The provision for income taxes for the three months ended June 30, 2006 amounted to $99.4 million or 32.8% of pre-tax income compared to $90.0 million or 32.9% of pre-tax income for the three months ended June 30, 2005. For the six months ended June 30, 2006, the provision for income taxes amounted to $193.8 million or 33.2% of pre-tax income compared to $174.9 million or 33.4% of pre-tax income for the six months ended June 30, 2005. During the second quarter of 2006, an income tax benefit was recognized for the integration and realignment of Metavante subsidiaries that resulted in a lower provision for income taxes in the consolidated statements of income for the three and six months ended June 30, 2006. During the second quarter of 2005, an income tax issue was resolved which primarily affected the banking segment and resulted in a lower provision for income taxes in the consolidated statements of income for the three and six months ended June 30, 2005.


                     LIQUIDITY AND CAPITAL RESOURCES
                     -------------------------------
Shareholders' equity was $5.8 billion or 10.6% of total consolidated assets at June 30, 2006, compared to $4.7 billion or 10.2% of total consolidated assets at December 31, 2005, and $4.3 billion or 9.8% of total consolidated assets at June 30, 2005.

During the second quarter of 2006, the Corporation issued 13,673,072 shares of its common stock and exchanged fully vested stock options to purchase 119,816 of its common stock with a total value of $603.9 million in conjunction with the Corporation's acquisition of Gold Banc Corporation, Inc. Also during the second quarter of 2006, the Corporation issued 3,069,430 shares of its common stock and exchanged fully vested stock options to purchase 412,317 of its common stock with a total value of $148.3 million in conjunction with the Corporation's acquisition of Trustcorp Financial, Inc. During the first quarter of 2006, the Corporation issued 527,864 shares of its common stock valued at $23.2 million in conjunction with Metavante's acquisition of AdminiSource Inc. Also during the first quarter of 2006, the Corporation issued 385,192 shares of its common stock valued at $16.9 million to fund its 2005 obligations under its retirement and employee stock ownership plans.

On April 25, 2006, the Corporation announced that its Board of Directors increased the quarterly cash dividend on its common stock 12.5%, from $0.24 per share to $0.27 per share.

The Corporation has a Stock Repurchase Program under which it may repurchase up to 12 million shares of its common stock annually. During the first quarter of 2006, the Corporation repurchased 1.0 million shares at an aggregate cost of $41.8 million or an average price of $41.79 per common share. There were no purchases under the program in the second quarter of 2006.

In 2005, the Corporation entered into an equity distribution agreement whereby the Corporation may offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. However, the Corporation will not sell more than the number of shares of its common stock necessary for the aggregate gross proceeds from such sales to reach $150.0 million. No sales occurred in the three or six months ended June 30, 2006. The aggregate gross proceeds available for future sales was approximately $143.3 million at June 30, 2006.

At June 30, 2006, the net loss in accumulated other comprehensive income amounted to $101.3 million, which represented a negative change in accumulated other comprehensive income of $64.0 million since December 31, 2005. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $104.3 million at June 30, 2006, compared to a net loss of $36.3 million at December 31, 2005, resulting in a net loss of $68.0 million over the six month period. Net accumulated other comprehensive income associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges was a net gain of $4.0 million over the six month period.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables. The risk-based capital and leverage ratios at December 31, 2005 have not been adjusted for the adoption of SFAS 123(R).

                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                             ($ in millions)

                                      June 30, 2006                    December 31, 2005
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,623           7.65 % $           3,046           7.67 %
 Tier 1 Capital
   Minimum Requirement                 1,894           4.00               1,588           4.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $           1,729           3.65 % $           1,458           3.67 %
                            =================  =============   =================  =============

 Total Capital             $           5,283          11.15 % $           4,659          11.74 %
 Total Capital
   Minimum Requirement                 3,789           8.00               3,176           8.00
                            -----------------  -------------   -----------------  -------------

 Excess                    $           1,494           3.15 % $           1,483           3.74 %
                            =================  =============   =================  =============

 Risk-Adjusted Assets      $          47,361                  $          39,698
                            =================                  =================

                             LEVERAGE RATIOS
                             ---------------
                             ($ in millions)

                                      June 30, 2006                    December 31, 2005
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,623           7.13 % $           3,046           7.08 %
 Minimum Leverage
   Requirement                 1,524 - 2,540    3.00 - 5.00       1,291 - 2,152    3.00 - 5.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $   2,099 - 1,083    4.13 - 2.13 % $   1,755 -   894    4.08 - 2.08 %
                            =================  =============   =================  =============
 Adjusted Average
   Total Assets            $          50,807                  $          43,039
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $6.6 billion at June 30, 2006, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.5 billion at June 30, 2006, provides liquidity from maturities and amortization payments. The Corporation's loans held for sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $20.8 billion in the second quarter of 2006. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $8.0 billion in the second quarter of 2006.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2006.

The Corporation's lead bank, M&I Marshall & Ilsley Bank (the "Bank"), has implemented a bank note program. During the second quarter of 2006, the Bank amended the bank note program into a global bank note program which permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue. The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in global markets in the future without the delays which would otherwise be incurred. Senior global bank notes outstanding at June 30, 2006 amounted to $0.4 billion.

Other bank notes outstanding at June 30, 2006 amounted to $6.0 billion of which $1.3 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes. Bank notes issued during the first quarter of 2006 amounted to $500.0 million.

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

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by M&I, Metavante and/or other consolidated subsidiaries of the Corporation. At June 30, 2006, there were 3.1 million shares of common stock available for future issuances.

Under another shelf registration statement, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At June 30, 2006, Series F notes issued amounted to $250.0 million. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At June 30, 2006, MiNotes issued amounted to $0.2 billion. Additionally, the Corporation has a commercial paper program. At June 30, 2006, commercial paper outstanding amounted to $0.3 billion.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $4.1 billion at June 30, 2006. Long-term borrowings amounted to $10.1 billion at June 30, 2006. The scheduled maturities of long-term borrowings including estimated interest payments at June 30, 2006 are as follows: $3.1 billion is due in less than one year; $2.9 billion is due in one to three years; $3.0 billion is due in three to five years; and $4.0 billion is due in more than five years. During the first quarter of 2006, the Corporation issued shares of its common stock valued at $16.9 million to fund a portion of its 2005 obligations under its retirement and employee stock ownership plans. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.


                    OFF-BALANCE SHEET ARRANGEMENTS
                    ------------------------------
In conjunction with the acquisitions of Gold Banc Corporation, Inc. and Trustcorp Financial, Inc., the Corporation acquired all of the common interests in four Trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the amounts of $16.0 million, $30.0 million, $38.0 million and $15.0 million, respectively and full guarantees assumed by the Corporation. The Corporation does not consolidate these Trusts in accordance with United States generally accepted accounting principles. At June 30, 2006, there have been no other substantive changes with respect to the Corporation's off-balance sheet activities as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. See Note 8 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2006. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.


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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at June 30, 2006:

     In general, the Corporation's customer base is still showing signs of increased business activity as evidenced by the continued loan growth in this quarter.

     At June 30, 2006, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and the airline industries. The majority of the commercial charge-offs incurred during the past three years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics. Reduced revenues causing a declining utilization of the industry's capacity levels can affect collateral values and the amounts realized through the sale or liquidation.

     During the second quarter of 2006, the Corporation's commitments to Shared National Credits were approximately $3.6 billion with usage averaging around 47%. Over time, many of the Corporation's largest charge-offs have come from the Shared National Credit portfolio. Although these factors result in an increased risk profile, as of June 30, 2006, there were no Shared National Credit nonperforming loans. The Corporation's exposure to Shared National Credits is monitored closely given this lending group's loss experience.

     The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The vast majority of the assets acquired from Gold Banc Corporation, Inc. are in entirely new markets for the Corporation. Included in these new markets are the Kansas City metropolitan area, Tulsa, Oklahoma, and Tampa, Sarasota and Bradenton, Florida. Each of these regions and markets has cultural and environmental factors that are unique to them.

     At June 30, 2006, nonperforming loans and leases amounted to $198.0 million or 0.49% of consolidated loans and leases compared to $149.1 million or 0.42% of consolidated loans and leases at March 31, 2006, and $131.6 million or 0.41% of consolidated loans and leases at June 30, 2005. Approximately $42.7 million or 87% of the $48.9 million increase in nonperforming loans from March 31, 2006 to June 30, 2006 was attributable to the banking acquisitions. Excluding the effect of the acquisitions, nonperforming loans and leases would have amounted to $155.3 million or 0.43% of consolidated loans and leases at June 30, 2006. Excluding the acquisitions, the pro forma ratio of nonperforming loans and leases to consolidated loans and leases at June 30, 2006 and the actual ratio at each quarter end throughout 2005 has remained in a fairly narrow range and continues to be below management's expectations. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

     Net charge-offs amounted to $9.9 million or 0.10% of average loans and leases in the second quarter of 2006 compared to $6.0 million or 0.07% of average loans and leases in the first quarter of 2006 and $11.9 million or 0.15% of average loans and leases in the second quarter of 2005. The lower level of net charge-offs experienced throughout 2005 and the first six months of 2006 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. The ratio of recoveries to charge-offs was 28.7% for the three months ended June 30, 2006 which was closer to average historical experience. The ratio of recoveries to charge-offs was 35.3% for the six months ended June 30, 2006 which continues to be above the Corporation's five year historical average ratio of recoveries to charge-offs of 27.9%.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $415.2 million or 1.03% of loans and leases outstanding at June 30, 2006. The allowance for loan and lease losses was $363.8 million or 1.06% of loans and leases outstanding at December 31, 2005 and $360.1 million or 1.12% of loans and leases outstanding at June 30, 2005. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $11.1 million for the three months ended June 30, 2006 and $22.0 million for the six months ended June 30, 2006.
By comparison, the provision for loan and lease losses amounted to $13.7 million for the three months ended June 30, 2005 and $21.9 million for the six months ended June 30, 2005. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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


                 Capitalized Software and Conversion Costs
                 -----------------------------------------
Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended June 30, 2006 and 2005, the amount of software costs capitalized amounted to $13.7 million and $9.9 million, respectively. Amortization expense of software costs amounted to $13.4 million for the three months ended June 30, 2006 compared to $15.4 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, the amount of software costs capitalized amounted to $25.0 million and $18.9 million, respectively. Amortization expense of software costs amounted to $27.6 million for the six months ended June 30, 2006 compared to $30.3 million for the six months ended June 30, 2005.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended June 30, 2006 and 2005, the amount of conversion costs capitalized amounted to $3.1 million and $2.7 million, respectively. Amortization expense of conversion costs amounted to $2.8 million and $2.9 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the amount of conversion costs capitalized amounted to $5.5 million and $5.6 million, respectively. Amortization expense of conversion costs amounted to $5.0 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively.

Net unamortized costs were ($ in millions):

                                           June 30,
                                  --------------------------
                                      2006          2005
                                  ------------  ------------
         Software                 $     152.5   $     151.6

         Conversions                     27.7          26.5
                                   -----------   -----------
            Total                 $     180.2   $     178.1
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

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $1,028.4 million at June 30, 2006. At June 30, 2006 the carrying amount of retained interests amounted to $35.4 million.

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

At June 30, 2006, highly rated investment securities in the amount of $301.7 million were outstanding in the QSPE to support the outstanding commercial paper.


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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, ("FIN 48"), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the financial statement impact, if any, of adopting FIN 48.


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

                            Impact to Annual Pretax Income as of
                          --------------------------------------------------------------------------
                              June 30,       March 31,     December 31, September 30,     June 30,
                                2006           2006            2005         2005            2005
                          -------------- -------------- -------------- -------------- --------------
Hypothetical Change in Interest Rate
------------------------------------
   100 basis point gradual:

      Rise in rates               (0.3)%         (0.2)%         (0.2)%         (0.1)%          0.3 %

      Decline in rates             0.3 %          0.1 %          0.0 %          0.0 %         (0.6)%

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of June 30, 2006, the fair value of equity at risk for a gradual 100bp shift in rates was no more than 2.0% of the market value of the Corporation.


                              Equity Risk
                              -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values for the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At June 30, 2006, the carrying value of total active capital markets investments amounted to approximately $39.1 million.

As of June 30, 2006, M&I Trust Services administered $89.1 billion in assets and directly managed a portfolio of $20.4 billion. The Corporation is exposed to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.



ITEM 4.   CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

                        PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of Marshall & Ilsley
Corporation stock for the specified period:

                                                 Total Number of    Maximum Number
                                                Shares Purchased    of Shares that
                                                    as Part of        May Yet Be
                     Total Number    Average       of Publicly     Purchased Under
                      of Shares    Price Paid    Announced Plans      the Plans
      Period         Purchased(1)   per Share      or Programs       or Programs
 -----------------  -------------  ----------- ------------------ -----------------
   January 1 to
 January 31, 2006        443,919    $  41.92             437,700        11,562,300

   February 1 to
 February 28, 2006       565,972       41.70             562,300        11,000,000

    March 1 to
  March 31, 2006           2,434       41.84                --          11,000,000

    April 1 to
  April 30, 2006         123,064       44.22                --          11,000,000

      May 1 to
    May 31, 2006           3,129       45.08                --          11,000,000

     June 1 to
   June 30, 2006           2,635       45.04                --          11,000,000
                     ------------   ----------   ----------------
       Total           1,141,153    $  42.07           1,000,000
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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)
     The Corporation held its Annual Meeting of Shareholders on April 25,
     2006.

 (b)
     Votes cast for the election of five directors to serve as Class I directors until the 2009 Annual Meeting of Shareholders are as follows:

          Director                 For            Withheld
     ---------------------     -----------      -----------
     Mark F. Furlong           190,663,322       4,510,194
     Ted D. Kellner            188,042,220       7,131,296
     Katharine C. Lyall        191,780,574       3,392,942
     Peter M. Platten, III     185,630,211       9,543,305
     James B. Wigdale          190,741,495       4,432,021

     The continuing directors of the Corporation are as follows:

          Jon F. Chait                Malcolm M. Aslin
          Bruce E. Jacobs             Andrew N. Baur
          Dennis J. Kuester           John W. Daniels, Jr.
          Edward L. Meyer, Jr.        John A. Mellowes
          San W. Orr, Jr.             Robert J. O'Toole
          Debra S. Waller             John S. Shiely
          George E. Wardeberg
 (c)
     Votes cast for the ratification of the appointment of Deloitte & Touche LLP to audit the statements of the Company for the fiscal year ending December 31, 2006 are as follows:

                              For        Against   Abstentions
                          -----------  ----------  -----------
     Ratification
        of Auditors       192,281,360   1,415,784   1,476,372


     Votes cast to approve the Company's 2006 Equity Incentive Plan are as follows:

                              For        Against   Abstentions   Non-Vote
                          -----------  ----------  -----------  ----------
     Ratification
        of Plan           119,283,686  38,900,515   3,647,656   33,341,659


     Votes cast for the shareholder proposal to request the Board of Directors of the Company to declassify the board are as follows:

                              For        Against   Abstentions   Non-Vote
                          -----------  ----------  -----------  ----------
     Request to
        declassify the
        Board of
        Directors          79,363,430  78,488,983   3,979,444   33,341,659



ITEM 6.   EXHIBITS

       Exhibit 10  -  Change of Control Agreement, dated June 19, 2006, between the Corporation and Gregory A. Smith, incorporated by reference to Item 1.01 of the Corporation's amended Current Report on Form 8-K/A filed June 19, 2006, SEC File No. 1-15403. *

       Exhibit 11  -  Statement Regarding Computation of Earnings
                      Per Share, Incorporated by Reference to NOTE 4 of Notes to Financial Statements contained in
                      Item 1 - Financial Statements (unaudited) of
                      Part I - Financial Information herein.

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

      Exhibit 31(a) - Certification of Chief Executive Officer
                      pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      Exhibit 31(b) - Certification of Chief Financial Officer
                      pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      Exhibit 32(a) - Certification of Chief Executive Officer
                      pursuant to 18 U.S.C. Section 1350.

      Exhibit 32(b) - Certification of Chief Financial Officer
                      pursuant to 18 U.S.C. Section 1350.

____________________________________________

*  Management contract or compensatory plan or arrangement.

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




August 9, 2006

                               EXHIBIT INDEX
                               -------------

     Exhibit Number                Description of Exhibit
     ______________     ____________________________________________

          (10) Change of Control Agreement, dated June 19, 2006, between the Corporation and Gregory A. Smith, incorporated by reference to Item 1.01 of the Corporation's amended Current Report on Form 8-K/A filed June 19, 2006, SEC File No. 1-15403. *

          (11) Statement Regarding Computation of Earnings Per Share, Incorporated by Reference to
                        NOTE 4 of Notes to Financial Statements
                        contained in Item 1 - Financial Statements
                        (unaudited) of Part I - Financial Information herein.

          (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

        (31)(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

        (31)(b) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

        (32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

        (32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

____________________________________________

*  Management contract or compensatory plan or arrangement.