Form 10-Q
period 2006-09-30
MARSHALL & ILSLEY CORP/WI/
filed 2006-11-09
CIK 62741

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

          For the quarterly period ended September 30, 2006

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           October 31, 2006
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   255,108,173

==========================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)
                                                                                 As Adjusted Note 12
                                                                            ---------------------------
                                                             September 30,  December 31,  September 30,
                                                                 2006           2005           2005
                                                            -------------- ------------- --------------
Assets
------
Cash and cash equivalents:
   Cash and due from banks                                 $   1,250,479  $   1,155,263  $   1,079,664
   Federal funds sold and security resale agreements             200,305        209,869        252,183
   Money market funds                                             36,291         49,219         40,264
                                                            -------------  -------------  -------------
Total cash and cash equivalents                                1,487,075      1,414,351      1,372,111

Investment securities:
   Trading securities, at market value                            45,306         29,779         28,414
   Interest bearing deposits at other banks                       17,141         40,659         13,551
   Available for sale, at market value                         6,820,115      5,701,703      5,675,681
   Held to maturity, market value $542,514
      ($638,135 December 31, 2005 and
       $679,996 September 30, 2005)                              528,383        618,554        654,214
                                                            -------------  -------------  -------------
Total investment securities                                    7,410,945      6,390,695      6,371,860

Loans held for sale                                              161,505        277,847        225,570

Loans and leases:
   Loans and leases, net of unearned income                   41,103,547     33,889,066     32,880,738
Less: Allowance for loan and lease losses                        417,375        363,769        362,257
                                                            -------------  -------------  -------------
   Net loans and leases                                       40,686,172     33,525,297     32,518,481

Premises and equipment, net                                      567,622        490,687        469,062
Goodwill and other intangibles                                 3,221,054      2,461,461      2,387,539
Accrued interest and other assets                              1,948,384      1,652,379      1,650,670
                                                            -------------  -------------  -------------
Total Assets                                               $  55,482,757  $  46,212,717  $  44,995,293
                                                            =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest bearing                                     $   5,565,420  $   5,525,019  $   5,224,241
   Interest bearing                                           27,894,324     22,149,202     21,767,120
                                                            -------------  -------------  -------------
Total deposits                                                33,459,744     27,674,221     26,991,361

Federal funds purchased and security repurchase agreements     2,580,797      2,327,258      2,376,198
Other short-term borrowings                                    4,425,557      3,299,476      3,120,939
Accrued expenses and other liabilities                         1,571,608      1,507,621      1,520,023
Long-term borrowings                                           7,488,993      6,668,670      6,374,864
                                                            -------------  -------------  -------------
Total liabilities                                             49,526,699     41,477,246     40,383,385

Shareholders' equity:
---------------------
   Series A convertible preferred stock, $1.00 par value;
      2,000,000 shares authorized                                     --             --             --
   Common stock, $1.00 par value; 261,972,424 shares issued
      (244,587,222 shares at December 31, 2005 and 244,432,222
      shares at September 30, 2005)                              261,972        244,587        244,432
   Additional paid-in capital                                  1,752,275        970,739        945,219
   Retained earnings                                           4,246,875      3,871,614      3,750,349
   Accumulated other comprehensive (loss) income,
      net of related taxes                                       (43,102)       (37,291)         6,013
   Less: Treasury stock, at cost: 7,146,762 shares
         (9,148,493 December 31, 2005 and
          9,985,846 September 30, 2005)                          226,203        277,423        302,796
         Deferred compensation                                    35,759         36,755         31,309
                                                            -------------  -------------  -------------
Total shareholders' equity                                     5,956,058      4,735,471      4,611,908
                                                            -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                 $  55,482,757  $  46,212,717  $  44,995,293
                                                            =============  =============  =============

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except per share data)
                                                                                  As Adjusted
                                                                                    Note 12
                                                                               ---------------
                                                                Three Months     Three Months
                                                                    Ended            Ended
                                                                September 30,    September 30,
                                                                    2006             2005
                                                              ---------------  ---------------
Interest and fee income
-----------------------
   Loans and leases                                           $     766,679    $     510,790
   Investment securities:
      Taxable                                                        73,512           53,836
      Exempt from federal income taxes                               15,220           16,388
   Trading securities                                                   174               58
   Short-term investments                                             4,418            2,651
                                                               -------------    -------------
Total interest and fee income                                       860,003          583,723

Interest expense
----------------
   Deposits                                                         290,648          145,473
   Short-term borrowings                                             49,734           27,952
   Long-term borrowings                                             126,445           88,504
                                                               -------------    -------------
Total interest expense                                              466,827          261,929

Net interest income                                                 393,176          321,794
Provision for loan and lease losses                                  10,250            9,949
                                                               -------------    -------------
Net interest income after provision for loan and lease losses       382,926          311,845

Other income
------------
   Data processing services                                         339,538          295,977
   Wealth management                                                 54,589           48,286
   Service charges on deposits                                       25,727           23,599
   Gains on sale of mortgage loans                                   11,668           13,925
   Other mortgage banking revenue                                     1,731            1,840
   Net investment securities gains                                    4,513            7,358
   Life insurance revenue                                             7,280            6,433
   Net derivative gains - discontinued hedges                        43,805               --
   Other                                                             32,267           32,722
                                                               -------------    -------------
Total other income                                                  521,118          430,140

Other expense
-------------
   Salaries and employee benefits                                   314,345          278,025
   Net occupancy                                                     26,657           22,290
   Equipment                                                         35,170           32,317
   Software expenses                                                 17,896           14,997
   Processing charges                                                25,643           16,158
   Supplies and printing                                              6,782            5,624
   Professional services                                             16,242           14,320
   Shipping and handling                                             21,432           16,882
   Amortization of intangibles                                       12,145            6,106
   Other                                                             70,306           63,831
                                                               -------------    -------------
Total other expense                                                 546,618          470,550
                                                               -------------    -------------
Income before income taxes                                          357,426          271,435
Provision for income taxes                                          118,559           91,761
                                                               -------------    -------------
Net income                                                    $     238,867    $     179,674
                                                               =============    =============

Net income per common share
---------------------------
   Basic                                                      $        0.94    $        0.77
   Diluted                                                             0.92             0.75

Dividends paid per common share                               $       0.270    $       0.240

Weighted average common shares outstanding (000's):
---------------------------------------------------
   Basic                                                            253,799          232,590
   Diluted                                                          259,667          238,162

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except per share data)
                                                                                  As Adjusted
                                                                                    Note 12
                                                                               ---------------
                                                                 Nine Months      Nine Months
                                                                    Ended            Ended
                                                                September 30,    September 30,
                                                                    2006             2005
                                                              ---------------  ---------------
Interest and fee income
-----------------------
   Loans and leases                                           $   2,074,062    $   1,404,485
   Investment securities:
      Taxable                                                       202,288          159,044
      Exempt from federal income taxes                               46,968           47,898
   Trading securities                                                   442              174
   Short-term investments                                            12,994            6,289
                                                               -------------    -------------
Total interest and fee income                                     2,336,754        1,617,890

Interest expense
----------------
   Deposits                                                         760,940          371,766
   Short-term borrowings                                            132,193           78,305
   Long-term borrowings                                             348,527          234,162
                                                               -------------    -------------
Total interest expense                                            1,241,660          684,233

Net interest income                                               1,095,094          933,657
Provision for loan and lease losses                                  32,298           31,800
                                                               -------------    -------------
Net interest income after provision for loan and lease losses     1,062,796          901,857

Other income
------------
   Data processing services                                       1,027,494          861,274
   Wealth management                                                163,697          143,483
   Service charges on deposits                                       73,282           70,655
   Gains on sale of mortgage loans                                   32,628           30,351
   Other mortgage banking revenue                                     5,507            4,785
   Net investment securities gains                                    6,603           42,634
   Life insurance revenue                                            21,654           20,697
   Net derivative gains - discontinued hedges                         1,788               --
   Other                                                            100,311           93,042
                                                               -------------    -------------
Total other income                                                1,432,964        1,266,921

Other expense
-------------
   Salaries and employee benefits                                   898,808          792,076
   Net occupancy                                                     77,236           65,443
   Equipment                                                        106,222           93,403
   Software expenses                                                 52,682           42,492
   Processing charges                                                82,242           44,600
   Supplies and printing                                             19,377           17,911
   Professional services                                             41,727           38,008
   Shipping and handling                                             67,003           53,268
   Amortization of intangibles                                       33,024           22,304
   Other                                                            217,686          203,889
                                                               -------------    -------------
Total other expense                                               1,596,007        1,373,394
                                                               -------------    -------------
Income before income taxes                                          899,753          795,384
Provision for income taxes                                          297,272          266,649
                                                               -------------    -------------
Net income                                                    $     602,481    $     528,735
                                                               =============    =============

Net income per common share
---------------------------
   Basic                                                      $        2.44    $        2.30
   Diluted                                                             2.38             2.25

Dividends paid per common share                               $       0.780    $       0.690

Weighted average common shares outstanding (000's):
---------------------------------------------------
   Basic                                                            247,361          229,611
   Diluted                                                          252,751          234,847

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     ($000's)

                                                                 Nine Months      Nine Months
                                                                    Ended            Ended
                                                                September 30,    September 30,
                                                                    2006             2005
                                                              ---------------  ---------------
Net Cash Provided by Operating Activities                     $     745,155    $     456,187

Cash Flows From Investing Activities:
-------------------------------------
   Proceeds from sales of securities available for sale             587,685           91,618
   Proceeds from maturities of securities available for sale        908,524          929,455
   Proceeds from maturities of securities held to maturity           91,171           72,658
   Purchases of securities available for sale                    (1,799,606)      (1,326,992)
   Net increase in loans                                         (3,426,859)      (3,508,934)
   Purchases of assets to be leased                                (201,325)        (199,818)
   Principal payments on lease receivables                          172,444          161,294
   Purchases of premises and equipment, net                         (79,034)         (51,165)
   Acquisitions, net of cash and cash equivalents acquired         (129,641)         (34,911)
   Other                                                              1,996            7,878
                                                               -------------    -------------
Net cash used in investing activities                            (3,874,645)      (3,858,917)

Cash Flows From Financing Activities:
-------------------------------------
   Net increase in deposits                                       2,077,817          564,440
   Proceeds from issuance of commercial paper                     3,667,971        4,317,523
   Principal payments on commercial paper                        (3,533,509)      (4,283,274)
   Net increase in other short-term borrowings                      434,388        1,429,942
   Proceeds from issuance of long-term borrowings                 1,948,752        2,479,979
   Payments of long-term borrowings                              (1,219,679)        (602,244)
   Dividends paid                                                  (192,946)        (158,598)
   Purchases of common stock                                        (41,791)              --
   Proceeds from exercise of stock options                           69,010           46,737
   Other                                                             (7,799)          (7,802)
                                                               -------------    -------------
Net cash provided by financing activities                         3,202,214        3,786,703
                                                               -------------    -------------
Net increase in cash and cash equivalents                            72,724          383,973

Cash and cash equivalents, beginning of year                      1,414,351          988,138
                                                               -------------    -------------
Cash and cash equivalents, end of period                     $    1,487,075    $   1,372,111
                                                               =============    =============

Supplemental cash flow information:
-----------------------------------
   Cash paid during the period for:
      Interest                                               $    1,147,728    $     628,729
      Income taxes                                                  269,234          275,879

See notes to financial statements.

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                       September 30, 2006 & 2005 (Unaudited)

 1.The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals and the adjustments as discussed in Note 12 which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year. Certain amounts in the 2005 consolidated financial statements and analyses have been reclassified to conform with the 2006 presentation.

 2.New Accounting Pronouncements

   In October 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 applies to all plan sponsors who offer defined benefit postretirement benefit plans and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status; to measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the Company's fiscal year; and to recognize changes in the funded status of a defined benefit postretirement plan as a component of other comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or change the various measurement conventions associated with postretirement benefit plan accounting.

   The requirement to recognize the funded status of a defined benefit postretirement plan is effective for the Corporation on December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the Corporation's fiscal year-end statement of financial position is effective on December 31, 2008. The impact of adopting SFAS 158 for the Corporation's defined benefit health plan, which provides health care benefits to eligible current and retired employees, is not expected to be material.

   In October 2006, the FASB issued Staff Position (FSP)123R-5, Amendment of FASB Staff Position FAS 123(R)-1. This FSP provides that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments is required if: (1) there is no increase in fair value of the award or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (2) all holders of the same class of equity instruments are treated in the same manner. This FSP did not impact the Corporation, as its accounting policy was already consistent with the FSPs provisions.

   In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides guidance regarding the process of quantifying financial statement misstatements and addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

   The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" and "iron curtain" approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. This approach ignores the effect of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. This approach ignores the effect on the current period income statement.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   The SEC staff has indicated in SAB 108 that it does not believe that the exclusive reliance on either the rollover or iron curtain approach appropriately quantifies all misstatements that could be material to users of financial statements. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The staff believes that this can be accomplished by quantifying an error under both the rollover and iron curtain approaches as described above and by evaluating the error measured under each approach. Early application of this guidance is encouraged and application is required beginning with the first fiscal year ending after November 15, 2006. The Corporation elected early application of the guidance contained in SAB 108. See Note 3.

   In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity is engaged. SFAS 157 will be effective for the Company on January 1, 2008. The Corporation is currently evaluating the financial statement impact, if any, of adopting SFAS 157.

   In July 2006, the FASB issued Staff Position FSP-FAS 13-2, Accounting for a Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction. FSP-FAS 13-2 will require companies to treat a change or projected change in the timing of cash flows relating to income taxes in a leveraged lease transaction as a change of an important assumption, requiring a recalculation in accordance with FASB No. 13, Accounting for Leases. FSP-FAS 13-2 is effective January 1, 2007. The adoption of FSP-FAS 13-2 will have no impact, as the Corporation has not entered into any leveraged lease transactions.

   In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for
   Income Taxes.   FIN 48 prescribes a recognition threshold and
   measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

   The provisions of FIN 48 will be effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the financial statement impact, if any, of adopting FIN 48.

   On June 28, 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Certain taxes such as sales taxes and other excise taxes are levied by various taxing authorities based on sales activity. Although generally levied on the purchaser of the goods or services, the selling party usually collects and remits the sales tax to the government. However, in certain jurisdictions, sales taxes are levied on sellers of the goods and services as opposed to the purchasers.
   Under this EITF consensus these taxes may be presented gross as revenue and an offsetting expense or may be presented net and excluded from revenue. The guidance in this EITF consensus will be effective January 1, 2007 with early application permitted. This EITF consensus will not impact the Corporation's results of operations or financial position and the Corporation will continue to report these taxes on a net basis. Taxes subject to this consensus primarily relate to the Corporation's data processing subsidiary, Metavante Corporation ("Metavante").

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 156"). This statement amends FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits the subsequent measurement of servicing assets and servicing liabilities using either a fair value method or an amortization method. The standard permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. The Corporation will be required to adopt SFAS 156 beginning January 1, 2007. Management believes that the adoption of this standard will not have a material impact on the Corporation's results of operations or financial position.

   In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 will require the Corporation to evaluate interests in securitized financial assets acquired after the statement's effective date to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The amended rule also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and further clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

   In October 2006, the FASB began deliberating an amendment of SFAS 155, which may provide a narrow scope exception for securitized interests (1) that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and (2) where the investor does not control the right to accelerate the settlement. The Corporation will be required to adopt SFAS 155 for all financial instruments acquired or issued after January 1, 2007. The Corporation is currently evaluating the financial statement impact, if any, of adopting SFAS 155.

 3.Net derivative gains - discontinued hedges

   The Corporation utilizes interest rate swaps to hedge its risk in connection with certain financial instruments. The Corporation had applied hedge accounting under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities to these transactions from inception. Due to the recent expansion of certain highly technical interpretations of SFAS 133, specifically hedge designation under the "matched-term" method, interest rate swaps designated as fair value hedges with an aggregate notional amount of $1,864.5 million and negative fair value of $24.9 million and interest rate swaps designated as cash flow hedges with an aggregate notional amount of $1,300.0 million and negative fair value of $26.8 million at September 30, 2006 did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged items, or accumulated other comprehensive income.

   As previously discussed, the Corporation has elected early application of SAB 108. In accordance with SAB 108, the Corporation adjusted its opening retained earnings and its opening accumulated other comprehensive income for 2006 and financial results for the first two quarters of 2006 (included in the nine month period ended September 30, 2006 in the accompanying condensed consolidated financial statements) to reflect a change in its hedge accounting under SFAS 133.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   The cumulative effect of adjusting the reported carrying amount of the assets, liabilities and accumulated other comprehensive income at January 1, 2006, resulted in a decrease to retained earnings of $34.2 million and reduced the net loss in accumulated other comprehensive income by $16.2 million. In aggregate total Shareholders' Equity was reduced by $18.0 million. For the three and nine months ended September 30, 2006, net derivative gains - discontinued hedges amounted to $43.8 million and $1.8 million, respectively.

   The aggregate impact of the adjustments is summarized below (dollars in millions, except per share data):

     As of and for the Three Months ended March 31, 2006
     ---------------------------------------------------
                                                Previously                      As
                                                 Reported     Adjustment     Adjusted
                                               ------------  ------------  ------------
     Loans and leases, net of unearned income  $    35,034   $        43   $    35,077
     Accrued interest and other assets               1,683           (13)        1,670
     Total deposits                                 28,093             6        28,099
     Accrued expenses and other liabilities          1,616            48         1,664
     Retained earnings                               4,002           (48)        3,954
     Accumulated other comprehensive (loss)
        income, net of related taxes                   (44)           24           (20)

     Net interest income                       $     324.6     $     0.5   $     325.1
     Net derivative losses - discontinued hedges        --         (21.4)        (21.4)
     Other income                                     33.9          (0.5)         33.4
     Income before income taxes                      281.3         (21.4)        259.9
     Provision for income taxes                       94.5          (7.7)         86.8
     Net income                                      186.8         (13.7)        173.1

     Net income per common share:
        Basic                                  $      0.79     $   (0.05)  $      0.74
        Diluted                                       0.78         (0.06)         0.72

     As of and for the Three Months ended June 30, 2006
     --------------------------------------------------
                                                Previously                      As
                                                 Reported     Adjustment     Adjusted
                                               ------------  ------------  ------------
     Loans and leases, net of unearned income  $    40,230   $        52   $    40,282
     Accrued interest and other assets               1,931           (17)        1,914
     Total deposits                                 32,958             6        32,964
     Accrued expenses and other liabilities          1,450            61         1,511
     Retained earnings                               4,138           (62)        4,076
     Accumulated other comprehensive (loss)
        income, net of related taxes                  (101)           30           (71)

     Net interest income                       $     374.1     $     2.7   $     376.8
     Net derivative losses - discontinued hedges        --         (20.7)        (20.7)
     Other income                                     37.4          (2.7)         34.7
     Income before income taxes                      303.1         (20.7)        282.4
     Provision for income taxes                       99.4          (7.5)         91.9
     Net income                                      203.7         (13.2)        190.5

     Net income per common share:
        Basic                                  $      0.81     $   (0.06)  $      0.75
        Diluted                                       0.79         (0.05)         0.74

     For the Six Months ended June 30, 2006
     --------------------------------------
                                                Previously                      As
                                                 Reported     Adjustment     Adjusted
                                               ------------  ------------  ------------
     Net interest income                       $     698.6   $       3.3   $     701.9
     Net derivative losses - discontinued hedges        --         (42.0)        (42.0)
     Other income                                     71.3          (3.3)         68.0
     Income before income taxes                      584.3         (42.0)        542.3
     Provision for income taxes                      193.8         (15.1)        178.7
     Net income                                      390.5         (26.9)        363.6

     Net income per common share:
        Basic                                  $      1.60     $   (0.11)  $      1.49
        Diluted                                       1.57         (0.11)         1.46

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

 4.Comprehensive Income

   The following tables present the Corporation's comprehensive income
   ($000's):

                                                                  Three Months Ended
                                                                  September 30, 2006
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                                         Amount        Benefit       Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    238,867

     Other comprehensive income:
        Unrealized gains (losses) on securities:
           Arising during the period                 $     100,128  $    (35,054)       65,074
           Reclassification for securities
              transactions included in net income           (2,255)          790        (1,465)
                                                      -------------  ------------  ------------
                 Unrealized gains (losses)                  97,873       (34,264)       63,609

        Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                       (45,838)       16,043       (29,795)
           Reclassification adjustments for
              hedging activities included in net income     (8,109)        2,838        (5,271)
                                                      -------------  ------------  ------------
                  Net gains (losses)                 $     (53,947) $     18,881       (35,066)
                                                      -------------  ------------  ------------
     Other comprehensive income (loss)                                                  28,543
                                                                                   ------------
     Total comprehensive income                                                   $    267,410
                                                                                   ============

                                                                  Three Months Ended
                                                            September 30, 2005 As Adjusted
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                                         Amount        Benefit       Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    179,674

     Other comprehensive income:
        Unrealized gains (losses) on securities:
           Arising during the period                 $     (14,376) $      5,079        (9,297)
           Reclassification for securities
              transactions included in net income             (557)          195          (362)
                                                       -------------  ------------  ------------
                 Unrealized gains (losses)                 (14,933)        5,274        (9,659)

        Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                         2,772          (970)        1,802
           Reclassification adjustments for
              hedging activities included in net income     (2,520)          882        (1,638)
                                                      -------------  ------------  ------------
                 Net gains (losses)                  $         252  $        (88)          164
                                                      -------------  ------------  ------------
     Other comprehensive income (loss)                                                  (9,495)
                                                                                   ------------
     Total comprehensive income                                                   $    170,179
                                                                                   ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

                                                                   Nine Months Ended
                                                                  September 30, 2006
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                                         Amount        Benefit       Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    602,481

     Other comprehensive income:
        Unrealized gains (losses) on securities:
           Arising during the period                 $      (2,435) $        811        (1,624)
           Reclassification for securities
              transactions included in net income           (4,196)        1,469        (2,727)
                                                      -------------  ------------  ------------
                 Unrealized gains (losses)                  (6,631)        2,280        (4,351)

        Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                        14,043        (4,915)        9,128
           Reclassification adjustments for
              hedging activities included in net income    (16,289)        5,701       (10,588)
                                                      -------------  ------------  ------------
                 Net gains (losses)                  $      (2,246) $        786        (1,460)
                                                      -------------  ------------  ------------
     Other comprehensive income (loss)                                                  (5,811)
                                                                                   ------------
     Total comprehensive income                                                   $    596,670
                                                                                   ============

                                                                   Nine Months Ended
                                                            September 30, 2005 As Adjusted
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                                         Amount        Benefit       Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    528,735

     Other comprehensive income:
        Unrealized gains (losses) on securities:
           Arising during the period                 $     (41,067) $     14,505       (26,562)
           Reclassification for securities
              transactions included in net income             (675)          236          (439)
                                                      -------------  ------------  ------------
                 Unrealized gains (losses)                 (41,742)       14,741       (27,001)

        Net gains (losses) on derivatives
           hedging variability of cash flows:
           Arising during the period                        14,366        (5,028)        9,338
           Reclassification adjustments for
              hedging activities included in net income        520          (182)          338
                                                      -------------  ------------  ------------
                 Net gains (losses)                  $      14,886  $     (5,210)        9,676
                                                      -------------  ------------  ------------
     Other comprehensive income (loss)                                                 (17,325)
                                                                                   ------------
     Total comprehensive income                                                   $    511,410
                                                                                   ============

 5.A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                             Three Months Ended
                                                             September 30, 2006
                                                  ---------------------------------------
                                                     Income     Average Shares  Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                  ------------ --------------- ----------
     Basic Earnings Per Share
        Income Available to Common Shareholders   $   238,867         253,799  $    0.94
                                                                                =========
     Effect of Dilutive Securities
        Stock Options, Restricted Stock
          and Other Plans                                  --           5,868
                                                   -----------  --------------
     Diluted Earnings Per Share
        Income Available to Common Shareholders   $   238,867         259,667  $    0.92
                                                                                =========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

                                                             Three Months Ended
                                                       September 30, 2005 As Adjusted
                                                  ---------------------------------------
                                                     Income     Average Shares  Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                  ------------ --------------- ----------
     Basic Earnings Per Share
        Income Available to Common Shareholders   $   179,674         232,590  $    0.77
                                                                                =========
     Effect of Dilutive Securities
        Stock Options, Restricted Stock
          and Other Plans                                  --           5,572
                                                   -----------  --------------
     Diluted Earnings Per Share
        Income Available to Common Shareholders   $   179,674         238,162  $    0.75
                                                                                =========

                                                              Nine Months Ended
                                                             September 30, 2006
                                                  ---------------------------------------
                                                     Income     Average Shares  Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                  ------------ --------------- ----------
     Basic Earnings Per Share
        Income Available to Common Shareholders   $   602,481         247,361  $    2.44
                                                                                =========
     Effect of Dilutive Securities
        Stock Options, Restricted Stock
          and Other Plans                                  --           5,390
                                                   -----------  --------------
     Diluted Earnings Per Share
        Income Available to Common Shareholders   $   602,481         252,751  $    2.38
                                                                                =========

                                                              Nine Months Ended
                                                       September 30, 2005 As Adjusted
                                                  ---------------------------------------
                                                     Income     Average Shares  Per Share
                                                   (Numerator)   (Denominator)   Amount
                                                  ------------ --------------- ----------
     Basic Earnings Per Share
        Income Available to Common Shareholders   $   528,735         229,611  $    2.30
                                                                                =========
     Effect of Dilutive Securities
        Stock Options, Restricted Stock
          and Other Plans                                  --           5,236
                                                   -----------   -------------
     Diluted Earnings Per Share
        Income Available to Common Shareholders   $   528,735         234,847  $    2.25
                                                                                =========

   Options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive are as follows (shares in thousands):

                     Three Months Ended September 30,      Nine Months Ended September 30,
                  ------------------------------------  ------------------------------------
                        2006               2005               2006               2005
                  -----------------  -----------------  -----------------  -----------------
      Shares             27                 21                 109                41

      Price Range $46.970 - $48.540  $44.950 - $47.020  $45.070 - $48.540  $43.530 - $47.020

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

 6.Business Combinations

   The following acquisition, which is not considered to be a material business combination, was completed during the third quarter of 2006:

   On September 1, 2006, Metavante completed the acquisition of VICOR, Inc. ("VICOR") of Richmond, California. Total consideration in this transaction amounted to $75.1 million. VICOR is a provider of corporate payment processing software and solutions that simplify and automate the processing of complex payments for businesses and financial institutions. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $55.3 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated weighted average life of 7.0 years amounted to $17.3 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

 7.Selected investment securities, by type, held by the Corporation were as follows ($000's):

                                                  September 30,   December 31,   September 30,
                                                      2006           2005            2005
                                                --------------- --------------- ---------------
     Investment securities available for sale:
        U.S. treasury and government agencies   $    5,378,721  $    4,379,148  $    4,349,134
        State and political subdivisions               773,446         703,892         701,290
        Mortgage backed securities                     121,493         116,464         125,562
        Other                                          546,455         502,199         499,695
                                                 --------------  --------------  --------------
     Total                                      $    6,820,115  $    5,701,703  $    5,675,681
                                                 ==============  ==============  ==============

     Investment securities held to maturity:
        State and political subdivisions        $      526,883  $      616,554  $      651,914
        Other                                            1,500           2,000           2,300
                                                 --------------  --------------  --------------
     Total                                      $      528,383  $      618,554  $      654,214
                                                 ==============  ==============  ==============

   The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2006 ($000's):

                          Less than 12 Months         12 Months or More                Total
                       -------------------------  -------------------------  --------------------------
                            Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
                           Value        Losses        Value        Losses        Value        Losses
                       ------------  -----------  ------------  -----------  ------------  ------------
U.S. treasury and
   government agencies $  1,497,718  $   17,961   $ 2,471,718   $   76,673   $ 3,969,436   $    94,634
State and
   political subdivision     32,045         247        70,034        1,176       102,079         1,423
Mortgage backed securities   26,299           6        95,107        1,999       121,406         2,005
Other                        17,994         173            --           --        17,994           173
                        ------------  ----------   -----------   ----------   -----------  ------------
Total                  $  1,574,056  $   18,387   $ 2,636,859   $   79,848   $ 4,210,915  $     98,235
                        ============  ==========   ===========   ==========   ===========  ============

   The investment securities in the above table were temporarily impaired at September 30, 2006. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on September 30, 2006. The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

 8.The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

                                                  September 30,   December 31,   September 30,
                                                      2006           2005            2005
                                                --------------- --------------- ---------------
     Commercial, financial and agricultural     $   11,794,846  $    9,599,361  $    9,281,803
     Cash flow hedging instruments at fair value        (3,067)        (33,886)        (26,604)
                                                 --------------  --------------  --------------
        Commercial, financial and agricultural      11,791,779       9,565,475       9,255,199

     Real estate:
        Construction                                 5,813,466       3,641,942       3,265,174
        Residential mortgage                         6,078,175       5,050,803       4,752,479
        Home equity loans and lines of credit        4,415,980       4,833,480       4,916,249
        Commercial mortgage                         11,002,939       8,825,104       8,733,067
                                                 --------------  --------------  --------------
     Total real estate                              27,310,560      22,351,329      21,666,969

     Personal                                        1,469,106       1,617,761       1,587,552
     Lease financing                                   693,607         632,348         596,588
                                                 --------------  --------------  --------------
           Total loans and leases               $   41,265,052  $   34,166,913  $   33,106,308
                                                 ==============  ==============  ==============

 9.Financial Asset Sales

   During the third quarter of 2006, the Corporation sold automobile loans with principal balances of $116.0 million in securitization transactions. The net gains and losses from the sale and securitization of auto loans for the three and nine months ended September 30, 2006, respectively were not significant. Other income associated with auto securitizations, primarily servicing income, amounted to $2.3 million in the current quarter.

   Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the quarter were as follows (rate per annum):

     Prepayment speed (CPR)                           15-42 %
     Weighted average life (in months)                 20.5
     Expected credit losses
        (based on original balance                0.36-1.32 %
     Residual cash flow discount rate                  12.0 %
     Variable returns to transferees           Forward one-month LIBOR yield curve

   At September 30, 2006, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                      Total
                                     Securitized     Portfolio       Managed
                                    -------------  -------------  -------------
     Loan balances                  $    991,819   $    166,023   $  1,157,842
     Principal amounts of loans
        60 days or more                    2,852            621          3,473
     Net credit losses year to date        3,246          1,001          4,247

10.Goodwill and Other Intangibles

   The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 were as follows ($000's):

                                                   Banking      Metavante       Others        Total
                                                ------------- ------------- ------------- -------------
     Goodwill balance as of January 1, 2006     $    809,376  $  1,272,039  $      7,804  $  2,089,219
     Goodwill acquired during the period             614,801        77,033        21,251       713,085
     Purchase accounting adjustments                   1,001       (22,242)           --       (21,241)
                                                 ------------  ------------  ------------  ------------
     Goodwill balance as of September 30, 2006  $  1,425,178  $  1,326,830  $     29,055  $  2,781,063
                                                 ============  ============  ============  ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   Goodwill acquired during the third quarter of 2006 for the Metavante segment included initial goodwill of $55.3 million for the acquisition of VICOR. Goodwill acquired during the second quarter of 2006 for the Banking segment included initial goodwill of $485.4 million for the acquisition of Gold Banc Corporation, Inc. ("Gold Banc") and $129.4 million in initial goodwill relating to the acquisition of Trustcorp Financial, Inc. ("Trustcorp"). Goodwill acquired for the Metavante segment includes initial goodwill of $21.7 million relating to the acquisition of AdminiSource Corp ("AdminiSource") in the first quarter of 2006. Goodwill for the Others segment includes initial goodwill relating to the acquisition of FirstTrust Indiana of $13.4 million in the first quarter of 2006, and initial goodwill allocated to the Trust reporting unit of $7.9 million from the acquisition of Gold Banc in the second quarter of 2006.

   During the third quarter of 2006, purchase accounting adjustments of $1.1 million for the Banking segment included adjustments to the initial estimates of fair value associated with the acquisitions of Gold Banc and Trustcorp, offset by a reduction of goodwill of $0.1 million attributable to a branch divestiture in the first quarter of 2006. Purchase accounting adjustments for the Metavante segment represent adjustments made to the initial estimates of fair value associated with the acquisitions of GHR Systems, Inc., Brasfield Corporation, AdminiSource, Med-i-Bank, Inc., LINK2GOV Corp., TREEV LLC and NYCE Corporation ("NYCE") and its affiliate companies. During the first quarter, Metavante received $29.9 million as a return of the purchase price associated with the NYCE acquisition.

   At September 30, 2006, the Corporation's other intangible assets consisted of the following ($000's):

                                                                          September 30, 2006
                                                              -----------------------------------------
                                                                                Accum-
                                                                  Gross         ulated         Net
                                                                 Carrying       Amort-       Carrying
                                                                  Amount       ization        Value
                                                              ------------- ------------- -------------
     Other intangible assets
        Core deposit intangible                               $    207,805  $     91,259  $    116,546
        Data processing contract rights/customer lists             360,438        52,031       308,407
        Trust customers                                              6,750         1,755         4,995
        Tradename                                                    8,275         1,119         7,156
        Other Intangibles                                            1,250           621           629
                                                               ------------  ------------  ------------
                                                              $    584,518  $    146,785  $    437,733
                                                               ============  ============  ============

     Mortgage loan servicing rights                                                       $      2,258
                                                                                           ============

   Amortization expense of other intangible assets for the three and nine months ended September 30, 2006 amounted to $12.1 million and $33.0 million, respectively. Amortization expense of other intangible assets for the three and nine months ended September 30, 2005 was $6.1 million and $22.3 million, respectively.

   The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000's):

                       2007                                 $     45,743
                       2008                                       42,193
                       2009                                       39,347
                       2010                                       37,152
                       2011                                       35,511

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

11.The Corporation's deposit liabilities consisted of the following
   ($000's):

                                                  September 30,   December 31,   September 30,
                                                      2006           2005            2005
                                                --------------- --------------- ---------------
     Noninterest bearing demand                 $    5,565,420 $     5,525,019 $     5,224,241

     Savings and NOW                                11,754,890      10,462,831      10,194,871
     Cash flow hedge-Brokered MMDA                          --          (5,326)         (4,966)
                                                 --------------  --------------  --------------
        Total Savings and NOW                       11,754,890      10,457,505      10,189,905

     CD's $100,000 and over                          9,013,765       5,652,359       6,116,679
     Cash flow hedge-Institutional CDs                    (679)        (13,767)        (17,911)
                                                 --------------  --------------  --------------
        Total CD's $100,000 and over                 9,013,086       5,638,592       6,098,768

     Other time deposits                             4,827,972       3,434,476       3,228,265
     Foreign deposits                                2,298,376       2,618,629       2,250,182
                                                 --------------  --------------  --------------
           Total deposits                       $   33,459,744  $   27,674,221  $   26,991,361
                                                 ==============  ==============  ==============

12.Share-Based Compensation Plans

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

   The Corporation also has a qualified employee stock purchase plan (the "ESPP") which gives employees who elect to participate in the plan the right to acquire shares of the Corporation's common stock at the purchase price which is 85 percent of the lesser of the fair market value of the Corporation's common stock on the first or last day of the one-year offering period ("look-back feature") which has historically been from July 1 to June 30. Effective July 1, 2006, the ESPP plan was amended to eliminate the look-back feature and to provide employees who elect to participate in the plan the right to acquire shares of the Corporation's common stock at the purchase price which is 85 percent of the fair market value of the Corporation's common stock on the last day of each three month period within the one-year offering period. Employee contributions under the ESPP are made ratably during the period.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   The Corporation elected the Modified Retrospective Application method to implement this new accounting standard. Under that method, compensation cost is recognized beginning on the effective date of SFAS 123(R) based upon (a) the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) the fair value method of accounting provisions of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

   As permitted under SFAS 123, the Corporation previously recognized compensation cost using the intrinsic value method of accounting prescribed in APBO 25. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock. Under APBO 25, no compensation cost was recognized for the nonqualified and incentive stock options because the exercise price was equal to the quoted market price of the Corporation's common stock at the date of grant and therefore, those options had no intrinsic value on the date of grant. Under APBO 25, no compensation cost was recognized for the Corporation's ESPP because the discount (15%) and the plan met the definition of a qualified plan under the Internal Revenue Code and the requirements of APBO 25.

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

   Under the Modified Retrospective Application method, in addition to recognizing compensation cost beginning on the effective date of SFAS 123(R), financial statements prior to the effective date have been adjusted based on pro forma amounts previously disclosed under SFAS 123 for all periods for which SFAS 123 was effective.

   The impact to Shareholders' equity as a result of applying the Modified Retrospective Application method to adopt SFAS 123(R) is as follows ($000's):

                                             December 31,    September 30,
                                                2005             2005
                                          ---------------- ----------------
     Decrease to Retained Earnings        $      (149,544) $      (141,745)
     Increase to Additional
        Paid-in Capital                           217,205          209,788
                                           ---------------  ---------------
           Net Increase to
             Shareholders' equity         $        67,661  $        68,043
                                           ===============  ===============

   The net increase to Shareholders' equity represents the deferred income tax benefit outstanding associated with the cumulative effect on net income from January 1, 1995 to December 31, 2005 and September 30, 2005, respectively, from recognizing share-based compensation previously not reported.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   The Corporation's net income and earnings per share as adjusted for the ESPP and stock options is as follows for the three and nine months ended September 30, 2005 ($000's except per share data):

                                                  Three Months     Nine Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      2005            2005
                                                  -------------   -------------
     Net Income, as originally reported           $    184,147    $    542,214
     Less: Stock-based employee compensation
           expense previously not included in net
           income under the intrinsic method of
           accounting, net of tax                       (4,473)        (13,479)
                                                   ------------    ------------
     Adjusted net income                          $    179,674    $    528,735
                                                   ============    ============

     Basic earnings per share:
        As originally reported                    $       0.79    $       2.36
        Adjusted                                          0.77            2.30

     Diluted earnings per share:
        As originally reported                    $       0.78    $       2.32
        Adjusted                                          0.75            2.25

   The Consolidated Statements of Cash Flows was not materially impacted.

   Activity relating to nonqualified and incentive stock options for the three months ended September 30, 2006 and 2005 was:

                                                                                Weighted-
                                                                                 Average
                                                  Number       Option Price      Exercise
                                                of Shares        Per Share        Price
                                               ------------  ---------------- -------------
     Shares under option at June 30, 2005       21,810,577   $ 13.09 - 44.96  $      31.07
     Options granted                                29,500     43.17 - 47.02         44.92
     Options lapsed or surrendered                 (33,072)    28.55 - 41.95         39.85
     Options exercised                            (437,254)    13.09 - 41.95         23.68
                                               ------------   ---------------  ------------
     Shares under option at September 30, 2005  21,369,751   $ 13.09 - 47.02  $      31.23
                                               ============   ===============  ============

     Shares under option at June 30, 2006       23,892,507   $  5.71 - 47.02  $      33.32
     Options granted                                65,150     45.07 - 48.54         46.49
     Options lapsed or surrendered                 (65,552)    26.14 - 47.02         42.40
     Options exercised                            (767,297)     5.71 - 44.33         25.45
                                               ------------   ---------------  ------------
     Shares under option at September 30, 2006  23,124,808   $  5.71 - 48.54  $      33.60
                                               ============   ===============  ============

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   Activity relating to nonqualified and incentive stock options for the nine months ended September 30, 2006 and 2005 was:

                                                                                Weighted-
                                                                                 Average
                                                  Number       Option Price      Exercise
                                                of Shares        Per Share        Price
                                               ------------  ---------------- -------------
     Shares under option at December 31, 2004   22,878,097   $ 10.13 - 44.20  $      30.70
     Options granted                               182,750     40.49 - 47.02         42.64
     Options lapsed or surrendered                (186,436)    22.80 - 41.95         36.54
     Options exercised                          (1,504,660)    10.13 - 41.95         23.89
                                               ------------   ---------------  ------------
     Shares under option at September 30, 2005  21,369,751   $ 13.09 - 47.02  $      31.23
                                               ============   ===============  ============

     Shares under option at December 31, 2005   24,655,317   $ 15.94 - 47.02  $      33.09
     Options granted                               535,550     41.30 - 48.54         44.23
     Vested options exchanged in acquisitions      532,133      5.71 - 43.67         12.99
     Options lapsed or surrendered                (302,391)    26.14 - 47.02         41.96
     Options exercised                          (2,295,801)     5.71 - 44.33         24.79
                                               ------------   ---------------  ------------
     Shares under option at September 30, 2006  23,124,808   $  5.71 - 48.54  $      33.60
                                               ============   ===============  ============

   Stock option awards to directors of the Corporation generally occur during the second quarter and stock option awards to employees primarily occur in the fourth quarter. Generally, the Corporation uses shares of treasury stock to satisfy stock options exercised.

   The ranges of nonqualified and incentive stock options outstanding at September 30, 2006 were:

                                                                                 Weighted-Average
                                                             Weighted-Average        Remaining
                                        Weighted-Average        Aggregate           Contractual
                   Number of Shares      Exercise Price      Intrinsic Value      Life (In Years)
               ----------------------- ------------------- ------------------- -------------------
                   Out-       Exer-      Out-      Exer-     Out-      Exer-     Out-      Exer-
  Price Range    standing    cisable   standing   cisable  standing   cisable  standing   cisable
-------------- ----------- ----------- --------- --------- --------- --------- --------- ---------
$ 5.50 - 24.99  2,332,558   2,332,55   $  20.75  $  20.75  $  27.43  $  27.43       4.0       4.0
 25.00 - 27.99  1,565,864   1,565,864     25.83     25.83     22.35     22.35       2.8       2.8
 28.00 - 30.49  3,826,232   3,823,832     28.59     28.58     19.59     19.60       5.0       5.0
 30.50 - 32.49  4,621,234   4,619,234     31.43     31.43     16.75     16.75       4.5       4.5
 32.50 - 38.49  3,249,727   2,403,247     34.92     34.93     13.26     13.25       7.0       7.0
 38.50 - 42.49  3,388,303   1,535,571     41.87     41.84      6.31      6.34       8.1       8.1
  Over $42.50   4,140,890     625,657     43.02     42.99      5.16      5.19       9.1       9.1
               ----------- -----------  --------  --------  --------  --------  --------  --------
               23,124,808  16,905,963  $  33.60  $  30.66  $  14.58  $  17.52       6.1       5.2
               =========== ===========  ========  ========  ========  ========  ========  ========

   The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for stock options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for stock options granted after September 30, 2004.

   The grant date fair values and assumptions used to determine such value are as follows:

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                    ------------------------------   ------------------------------
                                         2006           2005              2006             2005
                                    --------------  --------------   --------------  --------------
     Weighted-average grant date
        date fair value                 $8.59          $7.40             $8.47            $7.92

     Assumptions:
        Risk-free interest rates     4.63 - 5.45 %   3.33 - 4.45 %    4.22 - 5.66 %   3.33 - 4.45 %
        Expected volatility                18.50 %         18.00 %   18.20 -18.50 %  13.12 -18.50 %
        Expected term (in years)      6.3 -  6.5      5.0 -  6.2       6.3 -  6.9      5.0 -  7.8
        Expected dividend yield             2.28 %          2.19 %    2.20 - 2.28 %   1.92 - 2.19 %

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   The total intrinsic value of nonqualified and incentive stock options exercised during the three months ended September 30, 2006 and 2005 was $16.6 million and $9.7 million, respectively. For the nine months ended September 30, 2006 and 2005, the total intrinsic value of nonqualified and incentive stock options exercised was $47.2 million and $29.6 million, respectively. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 amounted to $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2006 and 2005, the total fair value of shares vested amounted to $1.1 million and $1.5 million, respectively.

   There was approximately $18.2 million of total unrecognized compensation expense related to unvested nonqualified and incentive stock options at September 30, 2006. The total unrecognized compensation expense will be recognized over a weighted average period of 2.3 years. For awards with graded vesting, compensation expense was recognized using an accelerated method prior to the adoption of SFAS 123(R) and is recognized on a straight line basis for awards granted after the effective date.

   For the three months ended September 30, 2006 and 2005, the expense for nonqualified and incentive stock options that was included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $6.6 million and $5.9 million, respectively. For the nine months ended September 30, 2006 and 2005, the expense for nonqualified and incentive stock options that was included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $19.9 million and $17.6 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

   Stock option awards for directors of the Corporation generally occur during the second quarter. For the second quarter ended June 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005, the expense for Director's nonqualified and incentive stock options that was included in Other expense in the Consolidated Statements of Income amounted to $0.6 million and $0.7 million, respectively.

   Activity relating to the Corporation's Restricted Stock Purchase Rights was:

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                    ------------------------------   ------------------------------
                                         2006           2005              2006             2005
                                    --------------  --------------   --------------  --------------
     Restricted stock purchase rights
        outstanding - Beginning of Year       --               --               --              --
     Restricted stock purchase
        rights granted                     6,000           11,500           57,000          26,000
     Restricted stock purchase
        rights exercised                  (6,000)         (11,500)         (57,000)        (26,000)
                                    -------------   --------------   --------------  --------------
     Restricted stock purchase rights
        outstanding - End of Period           --               --               --              --
                                    =============   ==============   ==============  ==============

     Weighted-average grant
        date market value          $       47.26   $        44.55   $        44.82  $        43.10
     Aggregate compensation
        expense ($000's)           $       1,481   $        1,057   $        4,128  $        3,084
     Unamortized compensation
        expense ($000's)           $      10,860   $        8,483   $       10,860  $        8,483

   Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is amortized over the vesting period. At September 30, 2006, the unamortized compensation expense will be recognized over a weighted average period of 1.4 years. Aggregate compensation expense for the three and nine months ended September 30, 2006 amounted to $1.5 million and $4.1 million, respectively. For the three and nine months ended September 30, 2005, the aggregate compensation expense amounted to $1.1 million and $3.1 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

   As participants in the Long-Term Incentive Plan will receive a cash award at the end of the designated vesting period, this plan meets the definition of a liability award. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement. For the three months ended September 30, 2006 and 2005 the expense for the Long-Term Incentive Plan that is included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $5.2 million and $2.9 million, respectively. For the nine months ended September 30, 2006 and 2005, the expense for the Long-Term Incentive Plan that was included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $8.7 million and $9.5 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   Under SFAS 123(R), compensation expense is recognized for the ESPP. The compensation cost per share was approximately equal to the sum of: the initial discount (15% of beginning of plan period price per share), plus the value of a one year call option on 85% of a share of common stock and the value of a one year put option on 15% of a share of common stock for each share purchased. The compensation cost per share for the ESPP was $9.96 and $8.04 for the plan year ended June 30, 2006 and 2005, respectively. The total estimated shares to be purchased were estimated at the beginning of the plan period based on total expected contributions for the plan period and 85% of the market price at that date. The Corporation estimated that 346,342 shares would be purchased on July 1, 2006 for the purpose of determining compensation expense.

   Effective July 1, 2006 the ESPP plan was amended to eliminate the look-back feature and to provide employees, who elect to participate in the ESPP, the right to acquire shares of the Corporation's common stock at the purchase price, which is 85 percent of the fair market value of the Corporation's common stock on the last day of each three month period within the one-year offering period. ESPP participants purchased 89,388 shares on October 2, 2006. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the ESPP prior to the end of the one year offering period.

   For the three months ended September 30, 2006 and 2005, the total expense for the ESPP that was included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $0.6 million and $0.9 million, respectively. For the nine months ended September 30, 2006 and 2005, the total expense for the ESPP that was included in Salaries and employee benefits expense in the Consolidated Statements of Income amounted to $2.5 million and $2.3 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

13.Derivative Financial Instruments and Hedging Activities

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

   At September 30, 2006, free standing interest rate swaps consisted of $5.1 billion in notional amount of receive fixed / pay floating with an aggregate negative fair value of $70.2 million and $1.7 billion in notional amount of pay fixed / receive floating with an aggregate positive fair value of $19.6 million.

   At September 30, 2006, interest rate caps purchased amounted to $22.5 million in notional amount with an immaterial fair value and interest rate caps sold amounted to $22.5 million in notional amount with an immaterial fair value.

   At September 30, 2006, the notional value of interest rate futures designated as trading was $4.4 billion with a positive fair value of $0.1 million.

   Fair Value Hedges
   -----------------
   The Corporation has fixed rate long-term debt and fixed rate institutional CDs which expose the Corporation to variability in fair values due to changes in market interest rates.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   To limit the Corporation's exposure to changes in interest rates, the Corporation has entered into receive fixed / pay floating interest rate swaps.

   The Corporation structures the interest rate swaps so that all of the critical terms of the fixed rate borrowings and fixed rate institutional CDs match the receive fixed leg of the interest rate swaps at inception of the hedging relationship. As a result, the Corporation expects the hedging relationship to be highly effective in achieving offsetting changes in fair value due to changes in benchmark interest rates both at inception and on an on-going basis.

   At September 30, 2006, certain interest rate swaps designated as fair value hedges met the criteria required to qualify for the shortcut method of accounting. Based on the shortcut method of accounting treatment, no ineffectiveness is assumed.

   At September 30, 2006, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as fair value hedges.

   The following table presents additional information with respect to selected fair value hedges.

      Fair Value Hedges
      September 30, 2006                                              Weighted
                                                 Notional     Fair     Average
             Hedged                 Hedging       Amount     Value    Remaining
              Item                Instrument    ($ in mil)($ in mil) Term (Yrs)
      ---------------------- ------------------- --------- --------- ----------
      Fair Value Hedges that Qualify for Shortcut Accounting
      ------------------------------------------------------
         Fixed Rate
            Bank Notes        Receive Fixed Swap $  409.1  $  (13.1)      8.3

      Other Fair Value Hedges
      -----------------------
         Medium Term Notes    Receive Fixed Swap $   80.0  $   (4.2)     13.8

         Fixed Rate
            Bank Notes        Receive Fixed Swap    625.0     (13.3)      4.1

         Institutional CDs    Receive Fixed Swap     65.0      (0.1)     24.6

   The impact from fair value hedges to total net interest income for the three and nine months ended September 30, 2006 was a negative $1.1 million and a positive $0.3 million, respectively. The impact to net interest income due to ineffectiveness was not material.

   Cash Flow Hedges
   ----------------
   The Corporation has variable rate loans, deposits and borrowings that expose the Corporation to variability in interest rate payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At September 30, 2006, these instruments consisted of interest rate swaps.

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

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

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

   The Corporation structures the remaining interest rate swaps so that all of the critical terms of the LIBOR-based floating rate deposits and borrowings match the floating leg of the interest rate swaps at inception of the hedging relationship. As a result, the Corporation expects those hedging relationships to be highly effective in achieving offsetting changes in cash flows due to changes in benchmark interest rates both at inception and on an on-going basis.

   At September 30, 2006, one interest rate swap designated as a cash flow hedge met the criteria required to qualify for the shortcut method of accounting. Based on the shortcut method of accounting treatment, no ineffectiveness is assumed.

   At September 30, 2006, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as cash flow hedges.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

   The following table summarizes the Corporation's cash flow hedges.

     Cash Flow Hedges
     September 30, 2006                                                Weighted
                                                 Notional     Fair     Average
             Hedged                 Hedging       Amount     Value    Remaining
              Item                Instrument    ($ in mil)($ in mil) Term (Yrs)
     ----------------------- ------------------- --------- --------- ----------
     Cash Flow Hedges that Qualify for Shortcut Accounting
     -----------------------------------------------------
        Floating Rate
           Bank Notes           Pay Fixed Swap   $   125.0 $     0.9      0.5

     Other Cash Flow Hedges
     ----------------------
        Variable Rate Loans   Receive Fixed Swap $   100.0 $    (3.1)     1.8

        Institutional CDs       Pay Fixed Swap     1,980.0       0.7      1.7

        Federal Funds
           Purchased            Pay Fixed Swap       250.0      (0.4)     0.9

        FHLB Advances           Pay Fixed Swap     1,410.0       7.4      4.4

        Floating Rate
           Bank Notes           Pay Fixed Swap       550.0      (5.8)     3.2

   The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges for the three and nine months ended September 30, 2006 was a positive $8.1 million and a positive $16.3 million, respectively. For each of the three and nine months ended September 30, 2006, the impact due to ineffectiveness was not material.

   For the three and nine months ended September 30, 2005, the total effect on net interest income resulting from derivative financial instruments was a positive $9.3 million and a positive $25.4 million, respectively, including the amortization of terminated derivative financial instruments.

14.Postretirement Health Plan

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

   Net periodic postretirement benefit costs for the three and nine month periods ended September 30, 2006 and 2005 included the following components ($000's):

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                  ------------------------  -------------------------
                                                      2006         2005          2006         2005
                                                  -----------  -----------   -----------  -----------
     Service cost                                 $      570   $      553    $    1,710   $    1,658
     Interest on APBO                                  1,022        1,158         3,066        3,476
     Expected return on assets                          (232)        (149)         (696)        (448)
     Prior service amortization                         (681)        (680)       (2,041)      (2,041)
     Actuarial loss amortization                         379          264         1,136          792
                                                   ----------   ----------    ----------   ----------
        Total postretirement benefit costs        $    1,058   $    1,146    $    3,175   $    3,437
                                                   ==========   ==========    ==========   ==========

   Benefit payments and expenses, net of participant contributions, for the three and nine months ended September 30, 2006 amounted to $1.0 million and $3.1 million, respectively.

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

15.Segments

   The following represents the Corporation's operating segments as of and for the three and nine months ended September 30, 2006 and 2005. Effective January 1, 2006, the Corporation transferred a portion of its Item Processing business from the Banking segment to Metavante. Prior period segment information has been adjusted for the transfer. There have not been any other changes to the way the Corporation organizes its segments. Fees - intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses - intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - intercompany are not the costs of that segment's reported intercompany revenues. Intrasegment revenues, expenses and assets have been eliminated ($ in millions):

                                                Three Months Ended September 30, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     399.4   $      (6.7)  $       6.7   $      (8.7)  $      2.5   $     393.2

Other income
------------
   Fees - external              120.2         339.5          55.3           6.1           --         521.1
   Fees - internal
     Fees - intercompany         16.1          31.7           5.4          25.0        (78.2)           --
     Float income - intercompany   --           2.5            --            --         (2.5)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
        Total other income      136.3         373.7          60.7          31.1        (80.7)        521.1

Other expense
-------------
   Expenses - other             187.0         289.8          40.3          29.1          0.4         546.6
   Expenses - intercompany       47.8          12.2          12.7           5.9        (78.6)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             234.8         302.0          53.0          35.0        (78.2)        546.6

Provision for loan
   and lease losses               9.9            --           0.4            --           --          10.3
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      291.0          65.0          14.0         (12.6)          --         357.4
Income tax expense (benefit)     97.8          23.8           4.9          (8.0)          --         118.5
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)      $    193.2   $      41.2   $       9.1   $      (4.6)  $       --   $     238.9
                            ==========   ===========   ===========   ===========   ==========   ===========

Identifiable assets        $ 52,611.5   $   2,924.7   $     879.4   $     694.4   $ (1,627.2)  $  55,482.8
                            ==========   ===========   ===========   ===========   ==========   ===========

Return on average equity         15.5%         14.1%         12.0%                                    16.2%
                            ==========   ===========   ===========                              ===========

                                                Three Months Ended September 30, 2005
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     323.3   $      (9.0)  $       6.5   $      (2.6)  $      3.6   $     321.8

Other income
------------
   Fees - external               76.4         296.0          49.3           8.4           --         430.1
   Fees - internal
     Fees - intercompany         15.4          21.8           7.1          21.6        (65.9)           --
     Float income - intercompany   --           3.6            --            --         (3.6)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
        Total other income       91.8         321.4          56.4          30.0        (69.5)        430.1

Other expense
-------------
   Expenses - other             156.8         251.7          35.0          27.0           --         470.5
   Expenses - intercompany       43.0          11.3          11.5           0.1        (65.9)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             199.8         263.0          46.5          27.1        (65.9)        470.5

Provision for loan
   and lease losses               9.7            --           0.2            --           --           9.9

Income (loss) before taxes      205.6          49.4          16.2           0.3           --         271.5
Income tax expense (benefit)     67.2          18.3           6.1           0.2           --          91.8
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)
   As Adjusted            $     138.4   $      31.1   $      10.1   $       0.1   $       --   $     179.7
                           ===========   ===========   ===========   ===========   ==========   ===========

Identifiable assets       $  42,392.1   $   2,727.3   $     743.9   $     649.5   $ (1,517.5)  $  44,995.3
                           ===========   ===========   ===========   ===========   ==========   ===========

Return on average equity         15.3%         14.6%         14.4%                                    15.9%
                           ===========   ===========   ===========                              ===========

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                       September 30, 2006 & 2005 (Unaudited)

                                                 Nine Months Ended September 30, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $   1,112.1   $     (22.5)  $      18.3   $     (21.2)  $      8.4   $   1,095.1

Other income
------------
   Fees - external              232.4       1,027.5         165.7           7.4           --       1,433.0
   Fees - internal
     Fees - intercompany         49.8          82.3          15.9          75.0       (223.0)           --
     Float income - intercompany   --           8.4            --            --         (8.4)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
        Total other income      282.2       1,118.2         181.6          82.4       (231.4)      1,433.0

Other expense
-------------
   Expenses - other             524.8         880.4         121.3          69.7         (0.2)      1,596.0
   Expenses - intercompany      137.9          37.8          37.9           9.2       (222.8)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             662.7         918.2         159.2          78.9       (223.0)      1,596.0
Provision for loan
   and lease losses              30.9            --           1.4            --           --          32.3
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      700.7         177.5          39.3         (17.7)          --         899.8
Income tax expense (benefit)    232.1          61.4          14.2         (10.4)          --         297.3
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)     $     468.6   $     116.1   $      25.1   $      (7.3)  $       --   $     602.5
                           ===========   ===========   ===========   ===========   ==========   ===========

Identifiable assets       $  52,611.5   $   2,924.7   $     879.4   $     694.4   $ (1,627.2)  $  55,482.8
                           ===========   ===========   ===========   ===========   ==========   ===========

Return on average equity         13.8%         13.9%         11.7%                                    14.8%
                           ===========   ===========   ===========                              ===========

                                                 Nine Months Ended September 30, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications      Consol-
                                                                      Corporate     & Elimi-       idated
                             Banking      Metavante       Others       Overhead      nations       Income
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     941.4   $     (29.0)  $      18.9   $      (6.5)  $      8.9   $     933.7

Other income
------------
   Fees - external              220.1         861.2         167.0          18.6            --      1,266.9
   Fees - internal
     Fees - intercompany         46.7          64.7          17.5          64.8       (193.7)           --
     Float income - intercompany   --           8.9            --            --         (8.9)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
        Total other income      266.8         934.8         184.5          83.4       (202.6)      1,266.9

Other expense
-------------
   Expenses - other             457.3         730.1         100.5          85.9         (0.4)      1,373.4
   Expenses - intercompany      122.5          32.7          36.1           2.0       (193.3)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             579.8         762.8         136.6          87.9       (193.7)      1,373.4
Provision for loan
   and lease losses              30.9            --           0.9            --           --          31.8
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      597.5         143.0          65.9         (11.0)          --         795.4
Income tax expense (benefit)    190.2          55.6          25.4          (4.5)          --         266.7
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)
   As Adjusted            $     407.3   $      87.4   $      40.5   $      (6.5)  $       --   $     528.7
                           ===========   ===========   ===========   ===========   ==========   ===========

Identifiable assets       $  42,392.1   $   2,727.3   $     743.9   $     649.5   $ (1,517.5)  $  44,995.3
                           ===========   ===========   ===========   ===========   ==========   ===========

Return on average equity         15.8%         16.7%         20.2%                                    16.6%
                           ===========   ===========   ===========                              ===========

   Total revenue, which consists of net interest income plus total other income, by type in Others consisted of the following ($ in millions):

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                              ------------------------  ------------------------
                                                  2006         2005         2006         2005
                                              -----------  -----------  -----------  -----------
        Trust Services                        $     48.0   $     42.8   $    143.2   $    123.0
        Residential Mortgage Banking                 5.5          6.8         16.4         17.9
        Capital Markets                              0.7          0.5          1.0         22.8
        Brokerage and Insurance                      7.1          6.6         21.7         20.9
        Commercial Leasing                           2.8          3.8          8.6         11.4
        Commercial Mortgage Banking                  2.3          1.5          5.6          4.3
        Others                                       1.0          0.9          3.4          3.1
                                               ----------   ----------   ----------   ----------
           Total revenue                      $     67.4   $     62.9   $    199.9   $    203.4
                                               ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                                    Three Months Ended
                                                                       September 30,
                                                             --------------------------------
                                                                   2006             2005
                                                             ---------------  ---------------
Assets
------
Cash and due from banks                                      $    1,038,594   $      993,351

Investment securities:
----------------------
   Trading securities                                                53,516           26,350
   Short-term investments                                           302,893          272,662
   Other investment securities:
      Taxable                                                     5,880,439        4,839,664
      Tax-exempt                                                  1,286,137        1,369,506
                                                              --------------   --------------

   Total investment securities                                    7,522,985        6,508,182

Loans and leases:
-----------------
   Loans and leases, net of unearned income                      40,608,373       32,479,305
   Less: Allowance for loan and lease losses                        420,233          363,913
                                                              --------------   --------------
   Net loans and leases                                          40,188,140       32,115,392

Premises and equipment, net                                         569,935          458,778
Accrued interest and other assets                                 5,264,373        4,059,705
                                                              --------------   --------------
Total Assets                                                 $   54,584,027   $   44,135,408
                                                              ==============   ==============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
---------
   Noninterest bearing                                       $    5,462,260   $    5,049,451
   Interest bearing                                              27,458,681       21,302,690
                                                              --------------   --------------
Total deposits                                                   32,920,941       26,352,141

Federal funds purchased and security repurchase agreements        2,759,105        2,055,778
Other short-term borrowings                                         904,766          803,193
Long-term borrowings                                             10,366,447        8,685,936
Accrued expenses and other liabilities                            1,773,140        1,740,788
                                                              --------------   --------------
Total liabilities                                                48,724,399       39,637,836

Shareholders' equity                                              5,859,628        4,497,572
                                                              --------------   --------------
Total Liabilities and Shareholders' Equity                   $   54,584,027   $   44,135,408
                                                              ==============   ==============

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                                     Nine Months Ended
                                                                        September 30,
                                                             --------------------------------
                                                                   2006             2005
                                                             ---------------  ---------------
Assets
------
Cash and due from banks                                      $    1,016,658   $      950,509

Investment securities:
----------------------
   Trading securities                                                46,058           25,027
   Short-term investments                                           330,894          244,109
   Other investment securities:
      Taxable                                                     5,562,657        4,830,427
      Tax-exempt                                                  1,314,087        1,327,456
                                                              --------------   --------------
   Total investment securities                                    7,253,696        6,427,019

Loans and leases:
-----------------
   Loans and leases, net of unearned income                      38,350,036       31,228,509
   Less: Allowance for loan and lease losses                        401,807          362,127
                                                              --------------   --------------
   Net loans and leases                                          37,948,229       30,866,382

Premises and equipment, net                                         544,002          451,684
Accrued interest and other assets                                 4,927,715        3,925,729
                                                              --------------   --------------
Total Assets                                                 $   51,690,300    $  42,621,323
                                                              ==============   ==============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
---------
   Noninterest bearing                                       $    5,271,374    $   4,857,646
   Interest bearing                                              25,795,580       20,831,716
                                                              --------------   --------------
Total deposits                                                   31,066,954       25,689,362

Federal funds purchased and security repurchase agreements        2,511,986        2,131,946
Other short-term borrowings                                         973,525          916,014
Long-term borrowings                                              9,943,731        7,942,493
Accrued expenses and other liabilities                            1,744,446        1,691,305
                                                              --------------   --------------
Total liabilities                                                46,240,642       38,371,120

Shareholders' equity                                              5,449,658        4,250,203
                                                             --------------    --------------
Total Liabilities and Shareholders' Equity                   $   51,690,300   $   42,621,323
                                                              ==============   ==============

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

The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation has demonstrated solid fundamental performance in each of these key areas and as a result, the third quarter and first nine months of 2006 produced strong financial results.

Net income for the third quarter of 2006 amounted to $238.9 million compared to $179.7 million for the same period in the prior year, an increase of $59.2 million, or 32.9%. Diluted earnings per share were $0.92 for the three months ended September 30, 2006 compared to $0.75 for the three months ended September 30, 2005. The return on average assets and average equity was 1.74% and 16.17%, respectively, for the quarter ended September 30, 2006, and 1.62% and 15.85%, respectively, for the quarter ended September 30, 2005.

Net income for the first nine months of 2006 amounted to $602.5 million compared to $528.7 million for the same period in the prior year, an increase of $73.8 million, or 13.9%. Diluted earnings per share were $2.38 for the nine months ended September 30, 2006, compared with $2.25 for the nine months ended September 30, 2005, an increase of 5.8%. The return on average assets and average equity was 1.56% and 14.78%, respectively, for the nine months ended September 30, 2006, and 1.66% and 16.63%, respectively, for the nine months ended September 30, 2005.

Net income for three and nine months ended September 30, 2006, includes the impact of the mark-to-market adjustments associated with certain interest rate swaps. Based on expanded interpretations of SFAS 133, specifically hedge designation under the "matched-terms" method, it was recently determined that certain transactions do not qualify for hedge accounting. The impact, which is reported in Net derivative gains-discontinued hedges in the Consolidated Statements of Income, was immaterial to the results of operations for the nine months ended September 30, 2006, increasing net income by $1.1 million and having no effect on diluted earnings per share. For the three months ended September 30, 2006, the impact resulted in an increase to net income of $28.0 million and an increase to diluted earnings per share of $0.11 per share. The interest rate swaps were designed to hedge the change in fair values or cash flows of the underlying assets or liabilities and have performed effectively as economic hedges. Applying fair value accounting (versus hedge accounting) results in greater earnings volatility from period to period, in particular on a linked-quarter basis. Management believes the non-cash changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

Excluding the non-cash changes in earnings based on market volatility, for the three months ended September 30, 2006 net income and diluted earnings per share would have been $210.9 million and $0.81 per share respectively, and the return on average assets and return on average equity would have been 1.53% and 14.22%, respectively.

The Corporation is terminating the affected interest rate swaps early in the fourth quarter of 2006 and expects the results of operations for the fourth quarter to reflect losses aggregating approximately $0.05 per diluted share from terminating the affected interest rate swaps. The Corporation strives to manage its interest rate risk position to be relatively neutral.

Earnings growth for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was attributable to a number of factors. The increase in net interest income was due to strong organic loan and bank issued deposit growth and the contribution from the two banking acquisitions that were completed on April 1, 2006. Strong credit quality has resulted in net charge-offs that continue to be below the Corporation's five-year historical average. Metavante continued to exhibit growth in both revenue and earnings which was attributable, in part, to the impact of its acquisition activities as well as success in retaining and cross-selling products and services to its core customer base. Metavante's acquisition activities included one acquisition completed in the third quarter of 2006, one acquisition completed in the first quarter of 2006, two acquisitions completed in the fourth quarter of 2005, three acquisitions completed in the third quarter of 2005 and one acquisition completed in the first quarter of 2005. Net investment securities gains for the three and nine months ended September 30, 2006 amounted to $4.5 million and $6.6 million, respectively compared to $7.4 million and $42.6 million for the three and nine months ended September 30, 2005, respectively. During the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with the Corporation's investment in an independent private equity and venture capital partnership. The gross gain amounted to $29.0 million and is reported in Net investment securities gains in the Consolidated Statements of Income. On an after-tax basis, and net of related compensation expense, the gain amounted to $16.2 million or $0.07 per diluted share. The increase in expenses for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 were primarily due to the banking and Metavante acquisitions. These factors along with continued organic expense management resulted in the reported earnings growth in the three and nine months ended 2006 compared to the three and nine months ended September 30, 2005.

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

                  NOTEWORTHY TRANSACTIONS AND EVENTS
                  ----------------------------------
Some of the more noteworthy transactions and events that occurred in the three and nine months ended September 30, 2006 and 2005 consisted of the following:

Third quarter 2006
------------------
As previously discussed, the Corporation recently determined that certain transactions did not qualify for hedge accounting. The impact of the mark-to-market adjustments associated with certain interest rate swaps and reported in Net derivative gains-discontinued hedges in the Consolidated Statements of Income, resulted in an increase to net income of $28.0 million and an increase to diluted earnings per share of $0.11 per share for the three months ended September 30, 2006. The impact to the nine months ended September 30, 2006 was not material. Management believes the non-cash changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation. See Note 3 in Notes to Financial Statements for further discussion.

For the three months ended September 30, 2006, Salaries and employee benefits expense included $7.2 million of expense for stock options and the Corporation's employee stock purchase plan ("ESPP"), which reduced net income by $4.7 million or $0.02 per diluted share. The Corporation expects that the additional compensation expense associated with stock options and the ESPP will be dilutive to the Corporation's operating results by $0.04 per diluted share in the fourth quarter of 2006. The Corporation's largest stock option awards have historically been granted during the fourth quarter and expense for stock options is larger in the fourth quarter compared to the other quarters in any given year. Under the existing plans, awards to individuals who meet certain age and years of service criteria at the date of grant immediately vest and therefore the full fair value of those awards are immediately expensed. For the year ended December 31, 2006, the Corporation expects that the additional compensation expense associated with stock options and the ESPP will be dilutive to the Corporation's operating results by approximately $0.10 per diluted share compared to $0.11 per diluted share for the year ended December 31, 2005 as adjusted. See Note 12 in Notes to Financial Statements for further information.

Second quarter 2006
-------------------
The results of operations and financial position as of and for the three and six months ended June 30, 2006 include the effect of the previously announced acquisitions of Gold Banc Corporation, Inc. ("Gold Banc") and Trustcorp Financial, Inc. ("Trustcorp") which were both completed on April 1, 2006. As of April 1, 2006, the combined assets of Gold Banc and Trustcorp amounted to approximately $4.9 billion. The acquired companies had combined loans of $3.9 billion and combined bank issued deposits of $3.1 billion. The combined purchase price for these companies, which included approximately $146.0 million of cash, amounted to $898.2 million. In the aggregate, 16.74 million shares of the Corporation's common stock were issued, and fully vested stock options to purchase 0.5 million of its common stock were exchanged in these transactions.

For the three months ended June 30, 2006, Salaries and employee benefits expense included $7.6 million and Other expense included $0.6 million of expense for stock options and the Corporation's ESPP which reduced net income by $5.3 million or $0.02 per diluted share.

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

First quarter 2006
------------------
On January 1, 2006, the Corporation adopted the accounting standard that requires share-based compensation to be expensed. The Corporation elected the Modified Retrospective Application method to implement this new accounting standard. Under that method all prior period consolidated and segment financial information was adjusted to reflect the effect of expensing awards issued under share-based compensation plans which were not previously expensed. Prior to the adoption of the new standard, the Corporation used the intrinsic method of accounting for stock options. Under that method generally, no compensation expense was recognized for stock option awards or the Corporation's ESPP. Shareholders' equity as of January 1, 2006 increased $67.7 million due to the deferred income tax benefit recognized from applying the Modified Retrospective Application method of adoption. For the three months ended March 31, 2006, Salaries and employee benefits expense includes $7.5 million of expense for stock options and the ESPP, which reduced net income by $4.9 million or $0.02 per diluted share.

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

On January 1, 2006 the Banking segment transferred its external item processing business, including all check-processing client relationships, to Metavante. This transfer, together with recent investments in electronic check image technology, enables Metavante to provide its clients with an end-to-end image solution that includes check truncation at the point of first presentment, image exchange through the Endpoint Exchange Network and final settlement. As a result of the transfer, the previously reported Other income line, Item processing, was reclassified to Data processing services in the Consolidated Statements of Income and prior period segment financial information for both the Banking segment and Metavante has been adjusted for the transfer. See Note 15 in Notes to Financial Statements for segment information.

Third quarter 2005
------------------
As a result of adopting the accounting standard that requires share-based compensation to be expensed, as previously discussed, adjusted Salaries and employee benefits expense included $6.8 million of expense for stock options and the ESPP, which reduced previously reported net income by $4.5 million or $0.02 per diluted share for the three months ended September 30, 2005.

Net investment securities gains as reported in the Consolidated Statements of Income for the third quarter were primarily due to an equity investment that the Corporation liquidated in a cash tender offer. That transaction resulted in a pre-tax gain of $6.6 million or $0.02 per diluted share for the three and nine months ended September 30, 2005.

Second quarter 2005
-------------------
As a result of adopting the accounting standard that requires share-based compensation to be expensed, as previously discussed, adjusted Salaries and employee benefits expense included $6.6 million and adjusted Other expense included $0.7 million of expense for stock options and the ESPP, which reduced previously reported net income by $4.7 million or $0.02 per diluted share for the three months ended June 30, 2005.

During the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with the Corporation's investment in an independent private equity and venture capital partnership. The gross gain amounted to $29.0 million and was reported in Net investment securities gains in the Consolidated Statements of Income. On an after-tax basis, and net of related compensation expense, the gain amounted to $16.2 million or $0.07 per diluted share.

First quarter 2005
------------------
As a result of adopting the accounting standard that requires share-based compensation to be expensed, as previously discussed, adjusted Salaries and employee benefits expense for the three months ended March 31, 2005 included $6.5 million of expense for stock options and the ESPP which reduced previously reported net income by $4.3 million or $0.02 per diluted share.

                          NET INTEREST INCOME
                          -------------------
Net interest income is the difference between interest earned on earning assets and interest owed on interest bearing liabilities. Net interest income represented approximately 43.0% of the Corporation's source of revenues for the three months ended September 30, 2006 compared to 42.8% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net interest income represented approximately 43.3% of the Corporation's source of revenues compared to 42.4% for the nine months ended September 30, 2005.

Net interest income for the third quarter of 2006 amounted to $393.2 million compared to $321.8 million reported for the third quarter of 2005, an increase of $71.4 million or 22.2%. For the nine months ended September 30, 2006, net interest income amounted to $1,095.1 million compared to $933.7 million for the nine months ended September 30, 2005, an increase of $161.4 million or 17.3%. Both acquisition-related and organic loan growth, as well as the growth in noninterest bearing and other bank issued deposits, were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2006 banking acquisitions and Metavante's acquisitions, common stock buybacks and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products in response to increasing interest rates.

Average earning assets in the third quarter of 2006 amounted to $48.1 billion compared to $39.0 billion in the third quarter of 2005, an increase of $9.1 billion or 23.5%. Average loans and leases accounted for $8.1 billion of the growth in average earning assets in the third quarter of 2006 compared to the third quarter of 2005. Average investment securities increased $1.0 billion over the prior year quarter. The growth in average investment securities was primarily due to the banking acquisitions.

Average interest bearing liabilities increased $8.6 billion or 26.3% in the third quarter of 2006 compared to the third quarter of 2005. Average interest bearing deposits increased $6.1 billion or 28.9% in the third quarter of 2006 compared to the third quarter of 2005. Average total borrowings, primarily long-term borrowings, increased $2.5 billion or 21.5% in the third quarter of 2006 compared to the same period in 2005.

For the nine months ended September 30, 2006, average earning assets amounted to $45.6 billion compared to $37.7 billion in the nine months ended September 30, 2005, an increase of $7.9 billion or 21.1%. Average loans and leases accounted for $7.1 billion of the growth in average earning assets in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Average investment securities increased $0.8 billion over the comparative nine month periods. The growth in average investment securities was primarily due to the banking acquisitions.

Average interest bearing liabilities increased $7.4 billion or 23.3% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Average interest bearing deposits increased $5.0 billion or 23.8% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Average total borrowings, primarily long-term borrowings, increased $2.4 billion or 22.2% over the comparative nine month periods.

Average noninterest bearing deposits increased $0.4 billion or 8.2% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, average noninterest bearing deposits increased $0.4 billion or 8.5%.

The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

                 Consolidated Average Loans and Leases
                 -------------------------------------

                                            2006                     2005           Growth Pct.
                              ------------------------------ ------------------- -----------------
                                 Third     Second    First     Fourth    Third              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                              ---------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
---------------------------
   Commercial                 $ 11,559   $ 11,441  $  9,877  $  9,290  $  9,126    26.7 %    1.0 %

   Commercial real estate
      Commercial mortgages      10,838     10,746     8,839     8,850     8,661    25.1      0.8
      Construction               3,227      2,834     1,742     1,564     1,484   117.4     13.9
                               --------   --------  --------  --------  --------  ------   ------
   Total commercial real estate 14,065     13,580    10,581    10,414    10,145    38.6      3.6

   Commercial lease financing      529        504       493       471       462    14.4      5.0
                               --------   --------  --------  --------  --------  ------   ------
Total Commercial Loans
   and Leases                   26,153     25,525    20,951    20,175    19,733    32.5      2.5

Personal Loans and Leases
   Residential real estate
      Residential mortgages      5,924      5,621     5,190     4,855     4,537    30.6      5.4
      Construction               2,471      2,365     2,085     1,862     1,633    51.3      4.5
                               --------   --------  --------  --------  --------  ------   ------
   Total residential
      real estate                8,395      7,986     7,275     6,717     6,170    36.1      5.1

   Personal loans
      Student                       47         51        99        78        74   (36.7)    (8.5)
      Credit card                  246        237       227       233       228     7.8      3.6
      Home equity loans
         and lines               4,474      4,596     4,706     4,822     4,905    (8.8)    (2.7)
      Other                      1,143      1,167     1,289     1,245     1,241    (7.9)    (2.0)
                               --------   --------  --------  --------  --------  ------   ------
Total personal loans             5,910      6,051     6,321     6,378     6,448    (8.4)    (2.3)

Personal lease financing           150        136       132       132       128    17.5     10.4
                               --------   --------  --------  --------  --------  ------   ------
Total Personal Loans and Leases 14,455     14,173    13,728    13,227    12,746    13.4      2.0
                               --------   --------  --------  --------  --------  ------   ------
Total Consolidated Average
   Loans and Leases           $ 40,608   $ 39,698  $ 34,679  $ 33,402  $ 32,479    25.0 %    2.3 %
                               ========   ========  ========  ========  ======== =======  =======

Total consolidated average loans and leases increased $8.1 billion or 25.0% in the third quarter of 2006 compared to the third quarter of 2005. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 11.6% in the third quarter of 2006 compared to the third quarter of 2005. Approximately $3.9 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.2 billion of the growth was organic.
Of the $3.9 billion of average growth attributable to the banking acquisitions, $2.8 billion was attributable to average commercial real estate loans, $0.8 billion was attributable to average commercial loans and leases and $0.3 billion was attributable to average residential real estate loans. Of the $4.2 billion of average loan and lease organic growth, $1.7 billion was attributable to average commercial loans and leases, $1.1 billion was attributable to average commercial real estate loans, and $2.0 billion was attributable to residential real estate loans. From a production standpoint, residential real estate loan closings in the third quarter of 2006 were $1.2 billion compared to $1.4 billion in the second quarter of 2006 and $1.7 billion in the third quarter of 2005. Average home equity loans and lines declined $0.4 billion in the third quarter of 2006 compared to the third quarter of 2005.

For the nine months ended September 30, 2006, total consolidated average loans and leases increased $7.1 billion or 22.8% compared to the nine months ended September 30, 2005. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 13.3% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Approximately $2.6 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.5 billion of the growth was organic. Of the $2.6 billion of average growth attributable to the banking acquisitions, $1.9 billion was attributable to average commercial real estate loans, $0.5 billion was attributable to average commercial loans and leases and the remainder was primarily attributable to average residential real estate loans. Of the $4.5 billion of average loan and lease organic growth, $1.7 billion was attributable to average commercial loans and leases, $1.0 billion was attributable to average commercial real estate loans, and $2.3 billion was attributable to residential real estate loans. From a production standpoint, residential real estate loan closings in the nine months ended September 30, 2006 and 2005 amounted to $3.8 billion and $4.4 billion, respectively. Average home equity loans and lines declined $0.5 billion in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Total average commercial loan and lease organic growth continued to be strong in the third quarter and first nine months of 2006. Management attributes the loan growth to the strength of the local economies in the markets the Corporation serves, new business and continued customer satisfaction. Management continues to expect that year over year organic commercial loan growth (as a percentage) will reach low double digits in 2006. The basis for this expectation includes continued success in attracting new customers in all of the Corporation's markets and continued modest economic growth in the primary markets that the Corporation serves. Recently the Corporation has experienced some slowing in the construction market for both commercial and residential developers, and to some extent throughout the commercial real estate business.

Home equity loans and lines, which includes M&I's wholesale activity, continue to be one of the Corporation's primary consumer loan products. Average home equity loans and lines declined in the third quarter of 2006 compared to the third quarter of 2005. This is consistent with what is occurring in many parts of the country. The softer home equity market, combined with the Corporation's continued sales of certain loans at origination, which is partly in response to the Corporation's demand for home equity products with higher loan-to-value characteristics, will impact balance sheet organic loan growth. Management does not expect this trend to change in the near term.

The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. For the three months ended September 30, 2006 and 2005, real estate loans sold to investors amounted to $0.6 billion and $0.8 billion, respectively. For the nine months ended September 30, 2006, real estate loans sold to investors amounted to $1.8 billion compared to $1.7 billion for the nine months ended September 30, 2005. At September 30, 2006 and 2005, the Corporation had approximately $101.0 million and $191.6 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $11.7 million in the third quarter of 2006 compared to $13.9 million in the third quarter of 2005. For the nine months ended September 30, 2006, gains from the sale of mortgage loans amounted to $32.6 million compared to $30.4 million in the nine months ended September 30, 2005.

Auto loans securitized and sold in the third quarters of 2006 and 2005 amounted to $0.1 billion and $0.2 billion, respectively. For the nine months ended September 30, 2006 and September 30, 2005, auto loans securitized and sold amounted to $0.4 billion, respectively. The net gains and losses from the sale and securitization of auto loans for the three and nine months ended September 30, 2006 and 2005, respectively, were not significant.

The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                      Consolidated Average Deposits
                      -----------------------------

                                            2006                     2005           Growth Pct.
                              ------------------------------ ------------------- -----------------
                                 Third     Second    First     Fourth    Third              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                              ---------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
--------------------
   Noninterest bearing deposits
      Commercial              $  3,948   $  3,873  $  3,473  $  3,687  $  3,589    10.0 %    1.9 %
      Personal                     953        998       943       942       932     2.2     (4.6)
      Other                        561        533       526       566       528     6.2      5.4
                               --------   --------  --------  --------  --------  ------   ------
   Total noninterest
      bearing deposits           5,462      5,404     4,942     5,195     5,049     8.2      1.1

   Interest bearing deposits
      Savings and NOW            3,081      3,251     2,831     2,911     3,049     1.0     (5.2)
      Money market               7,795      7,389     6,599     6,354     6,047    28.9      5.5
      Foreign activity           1,151      1,000     1,034     1,084       932    23.5     15.1
                               --------   --------  --------  --------  --------  ------   ------
   Total interest
      bearing deposits          12,027     11,640    10,464    10,349    10,028    19.9      3.3

   Time deposits
      Other CDs and
         time deposits           4,843      4,769     3,509     3,354     3,095    56.5      1.5
      CDs greater than $100,000  3,137      2,878     2,035     1,703     1,421   120.6      9.0
                               --------   --------  --------  --------  --------  ------   ------
   Total time deposits           7,980      7,647     5,544     5,057     4,516    76.7      4.4
                               --------   --------  --------  --------  --------  ------   ------
Total bank issued deposits      25,469     24,691    20,950    20,601    19,593    30.0      3.1

Wholesale deposits
   Money market                    795        737       893     1,074     1,068   (25.5)     7.9
   Brokered CDs                  5,510      5,382     3,874     4,752     4,615    19.4      2.4
   Foreign time                  1,147      1,931     1,762       897     1,076     6.6    (40.6)
                               --------   --------  --------  --------  --------  ------   ------
Total wholesale deposits         7,452      8,050     6,529     6,723     6,759    10.3     (7.4)
                               --------   --------  --------  --------  --------  ------   ------
Total consolidated
   average deposits           $ 32,921  $  32,741  $ 27,479  $ 27,324  $ 26,352    24.9 %    0.5 %
                               ========   ========  ========  ========  ======== =======  =======

Average total bank issued deposits increased $5.9 billion or 30.0% in the third quarter of 2006 compared to the third quarter of 2005. Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 12.4% in the third quarter of 2006 compared to the third quarter of 2005. Approximately $3.1 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $2.8 billion of the growth was organic. Of the $3.1 billion of average growth attributable to the banking acquisitions, $0.4 billion was attributable to average noninterest bearing deposits, $1.0 billion was attributable to average interest bearing deposits and $1.7 billion was attributable to average time deposits. Of the $2.8 billion of average bank issued deposit organic growth, $1.0 billion was attributable to average interest bearing deposits and $1.8 billion was attributable to average time deposits.

For the nine months ended September 30, 2006, average total bank issued deposits increased $4.8 billion or 25.0% compared to the nine months ended September 30, 2005. Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 12.8% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Approximately $2.1 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $2.7 billion of the growth was organic. Of the $2.1 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $0.6 billion was attributable to average interest bearing deposits and $1.2 billion was attributable to average time deposits. Of the $2.7 billion of average bank issued deposit organic growth, $0.2 billion was attributable to average noninterest bearing deposits, $0.8 billion was attributable to average interest bearing deposits and $1.7 billion was attributable to average time deposits.

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

As interest rates have risen, the Corporation has increasingly been able to competitively price deposit products which has contributed to the growth in average bank issued interest bearing deposits and average bank issued time deposits. In addition, rising interest rates have resulted in a shift in the bank issued deposit mix. In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost money market and time deposit products.

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

Wholesale deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. For the three months ended September 30, 2006, average wholesale deposits increased $0.7 billion, or 10.3% compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006 average wholesale deposits increased $0.6 billion, or 9.3% compared to the nine months ended September 30, 2005. Average wholesale deposits for the three and nine months ended September 30, 2006 include $0.6 billion and $0.4 billion, respectively, of wholesale deposits that were assumed in the 2006 banking acquisitions.

At September 30, 2006, long-term borrowings from the 2006 banking acquisitions amounted to $209.0 million. Approximately $30.0 million was subordinated, $80.0 million was advances from the Federal Home Loan Bank ("FHLB") and $99.0 million was subordinated debt associated with four separate issuances of trust preferred securities. During the third quarter of 2006, $20.0 million of the acquired FHLB advances were paid. During the third quarter of 2006, the Corporation obtained $500.0 million in new FHLB floating rate advances maturing in 2013 and issued $250.0 million of fixed rate global bank notes maturing in 2011. FHLB floating rate advances in the aggregate amount of $310.0 million and $198.4 million of Series E medium term notes matured during the third quarter of 2006.

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

During the third quarter of 2005, $350.0 million of subordinated bank notes were issued. The subordinated bank notes mature in 2015 and have a coupon rate of 4.85%. Senior bank notes in an aggregate amount of $525.0 million were also issued during the third quarter of 2005. The senior bank notes are floating rate and mature at various times in 2007 and 2010.

During the first quarter of 2005 the Corporation obtained a new floating rate advance from the FHLB aggregating $250.0 million. The FHLB advance matures in 2011. During the first quarter of 2005, $900.0 million of senior bank notes with an annual weighted average coupon interest rate of 4.13% were issued. The notes mature at various times beginning in 2008 through 2017.

The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and nine months ended September 30, 2006 and 2005, are presented in the following tables ($ in millions):

                     Consolidated Yield and Cost Analysis
                     ------------------------------------

                                         Three Months Ended          Three Months Ended
                                         September 30, 2006          September 30, 2005
                                   ---------------------------- ----------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                   ---------------------------- ----------------------------
Loans and leases: (a)
   Commercial loans and leases     $ 12,088.3 $ 232.2    7.62 % $  9,588.0 $ 149.2    6.17 %
   Commercial real estate loans      14,064.5   270.3    7.63     10,145.5   161.8    6.33
   Residential real estate loans      8,395.4   150.6    7.12      6,169.5    96.1    6.18
   Home equity loans and lines        4,473.7    84.4    7.49      4,905.1    78.1    6.32
   Personal loans and leases          1,586.5    29.6    7.40      1,671.2    26.2    6.21
                                   ----------- ------- -------   ---------- ------- -------
Total loans and leases               40,608.4   767.1    7.49     32,479.3   511.4    6.25

Investment securities (b):
   Taxable                            5,880.5    73.5    4.85      4,839.7    53.8    4.40
   Tax Exempt (a)                     1,286.1    22.1    6.86      1,369.5    24.2    7.16
                                   ----------- ------- -------   ---------- ------- -------
Total investment securities           7,166.6    95.6    5.20      6,209.2    78.0    4.99

Trading securities (a)                   53.5     0.2    1.38         26.3     0.1    0.90

Other short-term investments            302.9     4.4    5.79        272.7     2.7    3.86
                                   ----------- ------- -------   ---------- ------- -------
Total interest earning assets      $ 48,131.4 $ 867.3    7.13 % $ 38,987.5 $ 592.2    6.03 %
                                    ========== ======= =======   ========== ======= =======

Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $ 12,026.4 $ 105.2    3.47 % $ 10,027.5 $  52.0    2.06 %
      Bank issued time deposits       7,979.7    91.5    4.55      4,516.3    37.4    3.29
                                   ----------- ------- -------   ---------- ------- -------
   Total bank issued deposits        20,006.1   196.7    3.90     14,543.8    89.4    2.44

   Wholesale deposits                 7,452.6    94.0    5.00      6,758.9    56.1    3.29
                                   ----------- ------- -------   ---------- ------- -------
Total interest bearing deposits      27,458.7   290.7    4.20     21,302.7   145.5    2.71

Short-term borrowings                 3,663.9    49.7    5.39      2,859.0    27.9    3.88
Long-term borrowings                 10,366.4   126.4    4.84      8,685.9    88.5    4.04
                                   ----------- ------- -------   ---------- ------- -------
Total interest bearing liabilities $ 41,489.0 $ 466.8    4.46 % $ 32,847.6 $ 261.9    3.16 %
                                    ========== ======= =======   ========== ======= =======

Net interest margin (FTE)                     $ 400.5    3.29 %            $ 330.3    3.36 %
                                               ======= =======              ======= =======

Net interest spread (FTE)                                2.67 %                       2.87 %
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

                     Consolidated Yield and Cost Analysis
                     ------------------------------------

                                          Nine Months Ended           Nine Months Ended
                                         September 30, 2006          September 30, 2005
                                   ----------------------------- -----------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                   ----------------------------- -----------------------------
Loans and leases: (a)
   Commercial loans and leases     $ 11,473.9 $  627.1    7.31 % $  9,270.2 $  406.3    5.86 %
   Commercial real estate loans      12,754.5    700.0    7.34      9,845.4    451.8    6.14
   Residential real estate loans      7,889.6    413.1    7.00      5,427.3    243.3    5.99
   Home equity loans and lines        4,590.9    248.0    7.22      5,043.9    232.5    6.16
   Personal loans and leases          1,641.1     87.3    7.11      1,641.7     72.5    5.91
                                    ---------- -------- -------   ---------- -------- -------
Total loans and leases               38,350.0  2,075.5    7.24     31,228.5  1,406.4    6.02

Investment securities (b):
   Taxable                            5,562.7    202.3    4.77      4,830.4    159.0    4.39
   Tax Exempt (a)                     1,314.1     68.4    7.03      1,327.5     71.1    7.32
                                    ---------- -------- -------   ---------- -------- -------
Total investment securities           6,876.8    270.7    5.19      6,157.9    230.1    5.01

Trading securities (a)                   46.0      0.5    1.37         25.0      0.2    0.96

Other short-term investments            330.9     13.0    5.25        244.1      6.3    3.44
                                    ---------- -------- -------   ---------- -------- -------
Total interest earning assets      $ 45,603.7 $2,359.7    6.90 % $ 37,655.5 $1,643.0    5.84 %
                                    ========== ======== =======   ========== ======== =======

Interest bearing deposits:
   Bank issued deposits:
      Bank issued interest
         bearing activity deposits $ 11,382.5 $  274.4    3.22 % $  9,918.7 $  127.5    1.72 %
      Bank issued time deposits       7,065.9    225.8    4.27      4,192.6     95.1    3.03
                                    ---------- -------- -------   ---------- -------- -------
   Total bank issued deposits        18,448.4    500.2    3.62     14,111.3    222.6    2.11
   Wholesale deposits                 7,347.2    260.8    4.75      6,720.4    149.2    2.97
                                    ---------- -------- -------   ---------- -------- -------
Total interest bearing deposits      25,795.6    761.0    3.94     20,831.7    371.8    2.39

Short-term borrowings                 3,485.5    132.2    5.07      3,048.0     78.3    3.43
Long-term borrowings                  9,943.7    348.5    4.69      7,942.5    234.2    3.94
                                    ---------- -------- -------   ---------- -------- -------
Total interest bearing liabilities $ 39,224.8 $1,241.7    4.23 % $ 31,822.2 $  684.3    2.87 %
                                    ========== ======== =======   ========== ======== =======

Net interest margin (FTE)                     $1,118.0    3.27 %            $  958.7    3.41 %
                                               ======== =======              ======== =======

Net interest spread (FTE)                                 2.67 %                        2.97 %
                                                        =======                        =======

  (a) Fully taxable equivalent ("FTE") basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 7 basis points from 3.36% in the third quarter of 2005 to 3.29% in the third quarter of 2006. For the nine months ended September 30, 2006, the net interest margin FTE was 3.27% compared to 3.41% for the nine months ended September 30, 2005, a decrease of 14 basis points. Beginning with the first quarter of 2006, the Corporation included certain loan and lease fees in interest income on loans and leases. All prior periods have been adjusted for this reclassification. The net interest margin FTE increased by approximately 9 basis points for both of the three and nine month periods ended September 30, 2005, respectively from the previously reported amounts due to this reclassification.

Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors. Net interest income and the net interest margin percentage for the three months ended September 30, 2006 was positively impacted by prepayment activity and the receipt of interest payments on nonaccrual loans. Similar to the general trends being experienced throughout the industry, the Corporation continues to be challenged by narrowing loan spreads in a solid economy with a flat yield curve, loan growth that may exceed the Corporation's ability to generate appropriately priced deposits and the shift in the bank issued deposit mix by new and existing depositors into higher yielding products. Management expects these trends to continue and expects that there will be modest downward pressure on the net interest margin FTE for the remainder of 2006.

          PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
          ------------------------------------------------------
The following tables present comparative consolidated credit quality information as of September 30, 2006, and the prior four quarters:

                          Nonperforming Assets
                          --------------------
                                 ($000's)

                                                        2006                            2005
                                         -----------------------------------  -----------------------
                                            Third      Second        First      Fourth       Third
                                           Quarter     Quarter      Quarter     Quarter     Quarter
                                         ----------- ----------- -----------  ----------- -----------
Nonaccrual                               $  213,920  $  193,028  $  144,484   $  134,718  $  141,408

Renegotiated                                    130         133         138          143         148

Past due 90 days or more                      5,132       4,855       4,523        5,725       5,743

Total nonperforming loans and leases        219,182     198,016     149,145      140,586     147,299

Other real estate owned                      15,152      11,701       8,207        8,869       8,774
                                          ----------  ----------  ----------   ----------  ----------
Total nonperforming assets               $  234,334  $  209,717  $  157,352   $  149,455  $  156,073
                                          ==========  ==========  ==========   ==========  ==========

Allowance for loan and lease losses      $  417,375  $  415,201  $  368,760   $  363,769  $  362,257
                                          ==========  ==========  ==========   ==========  ==========

                         Consolidated Statistics
                         -----------------------

                                                        2006                            2005
                                         -----------------------------------  -----------------------
                                            Third      Second        First      Fourth       Third
                                           Quarter     Quarter      Quarter     Quarter     Quarter
                                         ----------- ----------- -----------  ----------- -----------
Net charge-offs to average
   loans and leases annualized                 0.08 %      0.10 %      0.07 %       0.14 %      0.10 %
Total nonperforming loans and leases
   to total loans and leases                   0.53        0.49        0.42         0.41        0.44
Total nonperforming assets to total loans
   and leases and other real estate owned      0.57        0.52        0.45         0.44        0.47
Allowance for loan and lease losses
   to total loans and leases                   1.01        1.03        1.05         1.06        1.09
Allowance for loan and lease losses
   to total nonperforming loans and lease       190         210         247          259         246

                   Nonaccrual Loans and Leases By Type
                   -----------------------------------
                                 ($000's)

                                                        2006                            2005
                                         -----------------------------------  -----------------------
                                            Third      Second        First      Fourth       Third
                                           Quarter     Quarter      Quarter     Quarter     Quarter
                                         ----------- ----------- -----------  ----------- -----------
Commercial
   Commercial, financial
      and agricultural                   $   56,541  $   59,558  $   50,103   $   43,730  $   47,644
   Lease financing receivables                  539         454       1,399        1,539       3,012
                                          ----------  ----------  ----------   ----------  ----------
Total commercial                             57,080      60,012      51,502       45,269      50,656

Real estate
   Construction and land development         47,265      33,115       3,276          913       3,057
   Commercial mortgage                       34,191      34,260      30,633       28,644      30,351
   Residential mortgage                      73,842      64,151      57,425       57,982      56,488
                                          ----------  ----------  ----------   ----------  ----------
Total real estate                           155,298     131,526      91,334       87,539      89,896

Personal                                      1,542       1,490       1,648        1,910         856
                                          ----------  ----------  ----------   ----------  ----------
Total nonaccrual loans and leases        $  213,920  $  193,028  $  144,484   $  134,718  $  141,408
                                          ==========  ==========  ==========   ==========  ==========

           Reconciliation of Allowance for Loan and Lease Losses
           -----------------------------------------------------
                                 ($000's)

                                                        2006                            2005
                                         -----------------------------------  -----------------------
                                            Third      Second        First      Fourth       Third
                                           Quarter     Quarter      Quarter     Quarter     Quarter
                                         ----------- ----------- -----------  ----------- -----------
Beginning balance                        $  415,201  $  368,760  $  363,769   $  362,257  $  360,138

Provision for loan and lease losses          10,250      11,053      10,995       12,995       9,949

Allowance of banks and loans acquired            --      45,258          --           --          --

Loans and leases charged-off
   Commercial                                 4,073       6,125       3,869        9,481       2,256
   Real estate                                4,971       3,385       2,901        3,110       6,576
   Personal                                   3,516       3,088       3,727        5,213       3,186
   Leases                                       165       1,253         189          226         337
                                          ----------  ----------  ----------   ----------  ----------
Total charge-offs                            12,725      13,851      10,686       18,030      12,355

Recoveries on loans and leases
   Commercial                                 2,251         847       2,715        4,256       2,634
   Real estate                                  783       1,224         263          374         575
   Personal                                   1,031       1,149         971          781         787
   Leases                                       584         761         733        1,136         529
                                          ----------  ----------  ----------   ----------  ----------
Total recoveries                              4,649       3,981       4,682        6,547       4,525
                                          ----------  ----------  ----------   ----------  ----------
Net loans and leases charged-off              8,076       9,870       6,004       11,483       7,830
                                          ----------  ----------  ----------   ----------  ----------
Ending balance                           $  417,375  $  415,201  $  368,760   $  363,769  $  362,257
                                          ==========  ==========  ==========   ==========  ==========

Nonperforming assets consist of nonperforming loans and leases and other real estate owned ("OREO").

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $15.2 million at September 30, 2006, compared to $11.7 million at June 30, 2006 and $8.8 million at September 30, 2005. Approximately $2.2 million of the OREO outstanding at September 30, 2006 is attributable to the OREO acquired from the two banking acquisitions that were completed on April 1, 2006. The increase in OREO from June 30, 2006 to September 30, 2006 was primarily due to the OREO acquired in satisfaction of commercial real estate and construction and land development problem loans.

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

At September 30, 2006, nonperforming loans and leases amounted to $219.2 million or 0.53% of consolidated loans and leases compared to $198.0 million or 0.49% of consolidated loans and leases at June 30, 2006, and $147.3 million or 0.44% of consolidated loans and leases at September 30, 2005. Approximately $51.9 million of total nonperforming loans at September 30, 2006 was attributable to the banking acquisitions. Excluding the effect of the acquisitions, nonperforming loans and leases would have amounted to $167.3 million or 0.45% of consolidated loans and leases at September 30, 2006 and $155.3 million or 0.43% of consolidated loans and leases at June 30, 2006. Excluding the acquisitions, the pro forma ratio of nonperforming loans and leases to consolidated loans and leases at September 30 and June 30, 2006 and the actual ratio at each quarter end throughout 2005 and the first quarter of 2006 has remained in a fairly narrow range. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

Net charge-offs amounted to $8.1 million or 0.08% of average loans and leases in the third quarter of 2006 compared to $9.9 million or 0.10% of average loans and leases in the second quarter of 2006 and $7.8 million or 0.10% of average loans and leases in the third quarter of 2005. The lower level of net charge-offs experienced throughout 2005 and the first nine months of 2006 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. The ratio of recoveries to charge-offs was 36.5% and 35.7% for the three and nine months ended September 30, 2006, respectively and continues to be above the Corporation's five year historical average ratio of recoveries to charge-offs of 27.9%.

The housing slowdown is impacting the performance of some of the Corporation's construction and land development loans. A re-balancing of supply and demand within the national housing market has reduced both absorption rates and valuations causing stress for some borrowers within this loan segment. These loans are geographically dispersed and are in both the Corporation's core and acquired loan portfolios. The Corporation has taken these exposures into consideration in determining the adequacy of its allowance for loan and lease losses.

As a result of these portfolio trends, management is revising the expected level of nonperforming loans and leases to be in the range of 65 to 75 basis points of total loans and leases and continues to expect net charge-offs to trend to historical levels (five year average net charge-offs ratio was 0.17%).

The provisions for loan and lease losses amounted to $10.3 million for the three months ended September 30, 2006 compared to $11.1 million for the three months ended June 30, 2006 and $9.9 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the provisions for loan and lease losses amounted to $32.3 million compared to $31.8 million for the nine months ended September 30, 2005. The allowance for loan and lease losses as a percent of consolidated loans and leases outstanding was 1.01% at September 30, 2006, 1.03% at June 30, 2006 and 1.09% at September 30, 2005.

                                OTHER INCOME
                                ------------
Other income or noninterest sources of revenue represented approximately 57.0% and 57.2% of the Corporation's total sources of revenues for the three months ended September 30, 2006 and 2005, respectively. Total other income in the third quarter of 2006 amounted to $521.1 million compared to $430.1 million in the same period last year, an increase of $91.0 million or 21.2%. For the nine months ended September 30, 2006 and 2005, noninterest sources of revenue represented approximately 56.7% and 57.6%, respectively of the Corporation's total sources of revenues. Total other income for the nine months ended September 30, 2006 amounted to $1,433.0 million compared to $1,266.9 million for the nine months ended September 30, 2005, an increase of $166.1 million or 13.1%. The increase in other income was primarily due to growth in data processing services and wealth management services revenue. As previously discussed, other income for the three months ended September 30, 2006 included significant mark-to-market adjustments for derivative financial instruments that did not qualify for hedge accounting and other income for the nine months ended September 30, 2005 includes significant investment securities gains.

Data processing services revenue (Metavante) amounted to $339.5 million in the third quarter of 2006 compared to $296.0 million in the third quarter of 2005, an increase of $43.5 million or 14.7%. For the nine months ended September 30, 2006, Data processing services revenue amounted to $1,027.5 million compared to $861.3 million for the nine months ended September 30, 2005, an increase of $166.2 million or 19.3%. Revenue growth continued throughout the segment due to revenue associated with acquisitions, higher transaction volumes in core processing activity, payment processing and electronic banking and an increase in healthcare eligibility and payment card production. Revenue associated with Metavante's acquisitions completed in 2006 and 2005 contributed a significant portion of the revenue growth in the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005. The acquisition related revenue growth includes cross sales of acquired products to clients across the entire segment. Metavante estimates that total revenue growth (internal and external) for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 excluding the acquisitions ("organic revenue growth"), was approximately 8.0%. To determine the estimated organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year. Total external buyout revenue, which varies from period to period, increased $7.2 million and $9.1 million in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively.

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

Management continues to expect that Metavante revenue (internal and external) for the year ended December 31, 2006 will be at the high end of the previously forecasted revenue projection of $1.4 billion to $1.5 billion. Organic revenue growth rates and segment income are expected to exceed prior year levels. These expectations include the impact of all closed acquisitions and the transfer of external item processing.

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

Wealth management revenue amounted to $54.6 million in the third quarter of 2006 compared to $48.3 million in the third quarter of 2005, an increase of $6.3 million or 13.1%. For the nine months ended September 30, 2006, wealth management revenue amounted to $163.7 million compared to $143.5 million for the nine months ended September 30, 2005, an increase of $20.2 million or 14.1%. For the three and nine months ended September 30, 2006, wealth management revenue attributable to the previously reported January 3, 2006 acquisition of certain assets of First Trust Indiana and the acquisition of Gold Banc amounted to $2.0 million and $5.4 million, respectively. Continued success in the cross-selling and integrated delivery initiatives, improved investment performance and improving results in institutional sales efforts and outsourcing activities were the primary contributors to the remaining revenue growth over the respective periods. Assets under management were approximately $21.0 billion at September 30, 2006 compared to $20.4 billion at June 30, 2006, and $18.7 billion at September 30, 2005.

Service charges on deposits amounted to $25.7 million in the third quarter of 2006 compared to $23.6 million in the third quarter of 2005. For the nine months ended September 30, 2006, service charges on deposits amounted to $73.3 million compared to $70.7 million for the nine months ended September 30, 2005. The banking acquisitions contributed $2.2 million and $4.3 million of service charges on deposits for the three and nine months ended September 30, 2006, respectively. A portion of this source of fee income is sensitive to changes in interest rates. In a rising interest rate environment, customers that pay for services by maintaining eligible deposit balances receive a higher earnings credit which results in lower fee income. Excluding the effect of the banking acquisitions, lower service charges on deposits associated with commercial demand deposits accounted for the majority of the decline in this revenue in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively.

Total mortgage banking revenue was $13.4 million in the third quarter of 2006 compared with $15.8 million in the third quarter of 2005, a decrease of $2.4 million or 15.0%. For the nine months ended September 30, 2006, total mortgage banking revenue amounted to $38.1 million compared to $35.1 million for the nine months ended September 30, 2005, an increase of $3.0 million or 8.5%. For the three months ended September 30, 2006 and 2005, the Corporation sold $0.6 billion and $0.8 billion of residential mortgage and home equity loans to the secondary market, respectively. For the nine months ended September 30, 2006 and 2005, the Corporation sold $1.8 billion and $1.7 billion of residential mortgage and home equity loans to the secondary market, respectively. As previously discussed, the Corporation continues to sell home equity loans at origination which is partly in response to the demand for home equity products with higher loan-to-value characteristics. Retained interests in the form of mortgage servicing rights on residential mortgage loans sold amounted to $0.6 million for the nine months ended September 30, 2006 and $0.8 million for the nine months ended September 30, 2005. At September 30, 2006, mortgage servicing rights amounted to $2.3 million.

Net investment securities gains amounted to $4.5 million in the third quarter of 2006 compared to $7.4 million in the third quarter of 2005.
For the nine months ended September 30, 2006, net investment securities gains amounted to $6.6 million compared to $42.6 million for the nine months ended September 30, 2005. During the third quarter of 2005, an equity investment the Corporation had in a company was liquidated in a cash tender offer resulting in a gain of $6.6 million. As previously discussed, during the second quarter of 2005, the Corporation realized a gain due to the sale of an entity associated with its investment in an independent private equity and venture partnership. The gross gain amounted to $29.0 million. During the first quarter of 2005, the Corporation's banking segment's investment in certain membership interests of PULSE was liquidated by PULSE. The cash received resulted in a pre-tax gain of $5.3 million. An additional $0.3 million was received in the third quarter of 2005.

Net derivative gains-discontinued hedges for the three and nine months ended September 30, 2006 amounted to $43.8 million and $1.8 million, respectively. The mark-to-market adjustments represent the non-cash changes in earnings based on market volatility associated with certain interest rate swaps that do not qualify for hedge accounting. The interest rate swaps were designed to hedge the change in fair values or cash flows of the underlying assets or liabilities and have performed effectively as economic hedges. Applying fair value accounting (versus hedge accounting) results in greater earnings volatility from period to period, in particular on a linked-quarter basis. Management believes these non-cash changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

Other income in the third quarter of 2006 amounted to $32.3 million compared to $32.7 million in the third quarter of 2005, a decrease of $0.4 million or 1.4%. For the nine months ended September 30, 2006, other income amounted to $100.3 million compared to $93.0 million for the nine months ended September 30, 2005, an increase of $7.3 million or 7.8%. Other income for the three and nine months ended September 30, 2006 included $1.3 million and $3.0 million, respectively, of income attributable to the banking acquisitions.

                               OTHER EXPENSE
                               -------------
Total other expense for the three months ended September 30, 2006 amounted to $546.6 million compared to $470.6 million for the three months ended September 30, 2005, an increase of $76.0 million or 16.2%. For the nine months ended September 30, 2006, total other expense amounted to $1,596.0 million compared to $1,373.4 million for the nine months ended September 30, 2005, an increase of $222.6 million or 16.2%.

Total other expense for the three and nine months ended September 30, 2006 included the operating expenses associated with Metavante's 2005 and 2006 acquisitions, the 2006 banking acquisitions and the 2006 acquisition of certain assets of First Trust Indiana. The operating expenses of the acquired entities have been included in the Corporation's consolidated operating expenses from the dates the transactions were completed, which had a significant impact on the period to period comparability of operating expenses in 2006 compared to 2005. Approximately $51.1 million of the operating expense growth in the third quarter of 2006 compared to the third quarter of 2005 and $160.1 million of the operating expense growth in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was attributable to the acquisitions including conversion and integration expenses related to the banking acquisitions.

The Corporation estimates that its expense growth in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, excluding the effects of the acquisitions, was approximately $25.0 million or 5.4%. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, the Corporation estimates that its expense growth, excluding the effects of the acquisitions, was approximately $62.5 million or 4.6%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses and net derivative gains-discontinued hedges) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended September 30, 2006, and prior four quarters were:

                            Efficiency Ratios
                            -----------------

                                                       Three Months Ended
                          --------------------------------------------------------------------------
                           September 30,     June 30,       March 31,   December 31,   September 30,
                                2006           2006            2006         2005            2005
                          -------------- -------------- -------------- -------------- --------------
Consolidated Corporation          62.6 %         62.9 %         62.8 %         64.1 %         62.5 %

Consolidated Corporation
   Excluding Metavante            52.4 %         51.2 %         48.8 %         51.5 %         50.8 %

Salaries and employee benefits expense amounted to $314.3 million in the third quarter of 2006 compared to $278.0 million in the third quarter of 2005, an increase of $36.3 million or 13.1%. For the nine months ended September 30, 2006, Salaries and employee benefits expense amounted to $898.8 million compared to $792.1 million for the nine months ended September 30, 2005, an increase of $106.7 million or 13.5%. Salaries and benefits associated with the acquisitions previously discussed accounted for approximately $18.5 million and $63.1 million of the increase in Salaries and employee benefits expense in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively.

For the third quarter of 2006, occupancy and equipment expense amounted to $61.8 million compared to $54.6 million in the third quarter of 2005, an increase of $7.2 million or 13.2%. The acquisitions accounted for approximately $6.6 million of the increase in occupancy and equipment expense in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, occupancy and equipment expense amounted to $183.5 million compared to $158.8 million for the nine months ended September 30, 2005, an increase of $24.6 million or 15.5%. The acquisitions accounted for approximately $19.4 million of the increase in occupancy and equipment expense in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The remaining increase in occupancy and equipment expense for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was primarily attributable to the banking segment and wealth management.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $88.0 million in the third quarter of 2006 compared to $68.0 million in the third quarter of 2005, an increase of $20.0 million or 29.4%. For the nine months ended September 30, 2006, software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $263.0 million compared to $196.3 million for the nine months ended September 30, 2005, an increase of $66.7 million or 34.0%. The acquisitions accounted for $14.4 million and $49.5 million of the expense growth for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. Metavante's expense growth accounted for the majority of the remaining increase in expense for these items in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively.

Amortization of intangibles amounted to $12.1 million in the third quarter of 2006 compared to $6.1 million in the third quarter of 2005, an increase of $6.0 million. For the nine months ended September 30, 2006, amortization of intangibles amounted to $33.0 million compared to $22.3 million for the nine months ended September 30, 2005, an increase of $10.7 million. The increase in amortization associated with the acquisitions amounted to $4.6 million and $11.6 million for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. Those increases were offset by lower amortization of core deposit intangibles, which is based on a declining balance method and lower amortization of Metavante's contract intangibles from previous acquisitions.

Other expense amounted to $70.3 million in the third quarter of 2006 compared to $63.8 million in the third quarter of 2005, an increase of $6.5 million or 10.1%. For the nine months ended September 30, 2006, other expense amounted to $217.7 million compared to $203.9 million for the nine months ended September 30, 2005, an increase of $13.8 million or 6.8%.

Other expense is affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. Net software and conversion amortization was $0.5 million in the third quarter of 2006 compared to $2.1 million in the third quarter of 2005, a decrease of $1.6 million. For the nine months ended September 30, 2006, net software and conversion amortization was $2.6 million compared to $13.6 million for the nine months ended September 30, 2005, a decrease of $11.0 million.

The acquisitions accounted for $6.9 million and $15.4 million of the growth in other expense for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. Excluding the impact of the acquisitions and costs associated with software development and customer data processing conversions, other expense increased $1.0 million or 1.7% in the third quarter of 2006 compared to the third quarter of 2005 and increased $9.3 million or 4.9% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

                               INCOME TAXES
                               ------------
The provision for income taxes for the three months ended September 30, 2006 amounted to $118.6 million or 33.2% of pre-tax income compared to $91.8 million or 33.8% of pre-tax income for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the provision for income taxes amounted to $297.3 million or 33.0% of pre-tax income compared to $266.6 million or 33.5% of pre-tax income for the nine months ended September 30, 2005.

                RECONCILIATION OF NON-GAAP TO GAAP RESULTS
                ------------------------------------------
The Company has provided non-GAAP (Generally Accepted Accounting Principles) operating results for the three months ended September 30, 2006, as a supplement to its GAAP financial results. The Company believes that these non-GAAP financial measures are useful because they allow investors to assess, on a consistent basis, the Company's core operating performance, exclusive of items management believes are not reflective of day-to-day operations of the Company. Management uses such non-GAAP financial measures to evaluate financial results and to establish operational goals. These non-GAAP financial measures should be considered a supplement to, and not as a substitute for, financial measures prepared in accordance with GAAP.

                                                       Three Months
                                                 Ended September 30, 2006
                                               ---------------------------
                                                                    Per
                                                   Amount         Diluted
                                               ($ in millions)     Share
                                               --------------- -----------
Net Income                                     $        238.9  $     0.92
Net Derivative Gains -
   Discontinued Hedges (after-tax)                      (28.0)      (0.11)
                                                --------------  ----------
Net Income as Adjusted                         $        210.9  $     0.81
                                                ==============  ==========

Average Shareholders' Equity                   $        5,860
Cumulative Net Derivative Gains -
   Discontinued Hedges (after-tax)                         23
                                                --------------
Adjusted Average Shareholders' Equity          $        5,883
                                                ==============

Based on Net Income as Adjusted:
   Return on Assets                                       1.53 %
   Return on Equity                                      14.22


                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------
Shareholders' equity was $6.0 billion or 10.7% of total consolidated assets at September 30, 2006, compared to $4.7 billion or 10.2% of total consolidated assets at December 31, 2005, and $4.6 billion or 10.2% of total consolidated assets at September 30, 2005.

As described in Note 3 to the Consolidated Financial Statements, in conjunction with the adoption of SAB 108 and the determination that certain interest rate swaps do not qualify for hedge accounting, the cumulative effect of adjusting the reported carrying amount of the affected assets, liabilities and accumulated other comprehensive income as of January 1, 2006 resulted in a net reduction to Shareholders' equity of $18.0 million.

During the second quarter of 2006, the Corporation issued 13,672,665 shares of its common stock and exchanged fully vested stock options to purchase 119,816 of its common stock with a total value of $603.9 million in conjunction with the Corporation's acquisition of Gold Banc Corporation, Inc. Also during the second quarter of 2006, the Corporation issued 3,069,328 shares of its common stock and exchanged fully vested stock options to purchase 412,317 of its common stock with a total value of $148.3 million in conjunction with the Corporation's acquisition of Trustcorp Financial, Inc. During the first quarter of 2006, the Corporation issued 527,864 shares of its common stock valued at $23.2 million in conjunction with Metavante's acquisition of AdminiSource Inc. Also during the first quarter of 2006, the Corporation issued 385,192 shares of its common stock valued at $16.9 million to fund its 2005 obligations under its retirement and employee stock ownership plans.

The Corporation has a Stock Repurchase Program under which it may repurchase up to 12 million shares of its common stock annually. During the first quarter of 2006, the Corporation repurchased 1.0 million shares at an aggregate cost of $41.8 million or an average price of $41.79 per common share. There were no purchases under the program during the second or third quarters of 2006.

In 2005, the Corporation entered into an equity distribution agreement whereby the Corporation may offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. However, the Corporation will not sell more than the number of shares of its common stock necessary for the aggregate gross proceeds from such sales to reach $150.0 million. No sales occurred in the three or nine months ended September 30, 2006. The aggregate gross proceeds available for future sales was approximately $143.3 million at September 30, 2006.

At September 30, 2006, the net loss in accumulated other comprehensive income amounted to $43.1 million, which represented a negative change in accumulated other comprehensive income of $5.8 million since December 31, 2005. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $40.6 million at September 30, 2006, compared to a net loss of $36.3 million at December 31, 2005, resulting in a net loss of $4.3 million over the nine month period.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables. The risk-based capital and leverage ratios at December 31, 2005 have not been adjusted for the adoption of SFAS 123(R).

                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                             ($ in millions)

                                    September 30, 2006                  December 31, 2005
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,700           7.69 % $           3,046           7.67 %
 Tier 1 Capital
   Minimum Requirement                 1,925           4.00               1,588           4.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $           1,775           3.69 % $           1,458           3.67 %
                            =================  =============   =================  =============

 Total Capital             $           5,319          11.05 % $           4,659          11.74 %
 Total Capital
   Minimum Requirement                 3,850           8.00               3,176           8.00
                            -----------------  -------------   -----------------  -------------

 Excess                    $           1,469           3.05 % $           1,483           3.74 %
                            =================  =============   =================  =============

 Risk-Adjusted Assets      $          48,133                  $          39,698
                            =================                  =================

                             LEVERAGE RATIOS
                             ---------------
                             ($ in millions)

                                    September 30, 2006                  December 31, 2005
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,700           7.16 % $           3,046           7.08 %
 Minimum Leverage
   Requirement                 1,550 - 2,584    3.00 - 5.00       1,291 - 2,152    3.00 - 5.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $   2,150 - 1,116    4.16 - 2.16 % $   1,755 -   894    4.08 - 2.08 %
                            =================  =============   =================  =============
 Adjusted Average
   Total Assets            $          51,680                  $          43,039
                            =================                  =================

M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $6.8 billion at September 30, 2006, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.5 billion at September 30, 2006, provides liquidity from maturities and amortization payments. The Corporation's loans held for sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold within thirty to ninety days after the loan has been funded.

Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $21.2 billion in the third quarter of 2006. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $7.5 billion in the third quarter of 2006.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 9 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the third quarter of 2006.

The Corporation's lead bank, M&I Marshall & Ilsley Bank (the "Bank"), has implemented a bank note program. During the second quarter of 2006, the Bank amended the bank note program into a global bank note program which permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue. The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in global markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at September 30, 2006 amounted to $6.65 billion of which $1.3 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity to the Corporation. The Corporation has filed a number of shelf registration statements that are intended to permit the Corporation to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

During the third quarter of 2005, the Corporation amended the shelf registration statement originally filed with the Securities and Exchange Commission during the third quarter of 2004 to include the equity distribution agreement. The amended shelf registration statement enables the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. Approximately $1.3 billion is available for future securities issuances.

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by M&I, Metavante and/or other consolidated subsidiaries of the Corporation. At September 30, 2006, there were 3.1 million shares of common stock available for future issuances.

Under another shelf registration statement, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At September 30, 2006, Series F notes issued amounted to $250.0 million in aggregate principal amount. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At September 30, 2006, MiNotes issued amounted to $0.2 billion in aggregate principal amount. Additionally, the Corporation has a commercial paper program. At September 30, 2006, commercial paper outstanding amounted to $0.5 billion in aggregate principal amount.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $4.1 billion at September 30, 2006. Long-term borrowings amounted to $10.4 billion at September 30, 2006. The scheduled maturities of long-term borrowings including estimated interest payments at September 30, 2006 are as follows: $3.3 billion is due in less than one year; $3.0 billion is due in one to three years; $2.8 billion is due in three to five years; and $4.3 billion is due in more than five years. During the first quarter of 2006, the Corporation issued shares of its common stock valued at $16.9 million to fund a portion of its 2005 obligations under its retirement and employee stock ownership plans. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

                       OFF-BALANCE SHEET ARRANGEMENTS
                       ------------------------------
In conjunction with the acquisitions of Gold Banc and Trustcorp, the Corporation acquired all of the common interests in four Trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the aggregate principal amounts of $16.0 million, $30.0 million, $38.0 million and $15.0 million, respectively and full guarantees assumed by the Corporation. The Corporation does not consolidate these Trusts in accordance with United States generally accepted accounting principles. At September 30, 2006, there have been no other substantive changes with respect to the Corporation's off-balance sheet activities as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. See Note 9 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the third quarter of 2006. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at September 30, 2006:

   The housing slowdown is impacting the performance of some of the Corporation's construction and land development loans. A re-balancing of supply and demand within the national housing market has reduced both absorption rates and valuations causing stress for some borrowers within this loan segment. These loans are geographically dispersed and are in both the Corporation's core and acquired loan portfolios. The Corporation has taken these exposures into consideration in determining the adequacy of its allowance for loan and lease losses.

   At September 30, 2006, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and the airline industries. The majority of the commercial charge-offs incurred during the past three years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics. Reduced revenues causing a declining utilization of the industry's capacity levels can affect collateral values and the amounts realized through sale or liquidation.

   During the third quarter of 2006, the Corporation's commitments to Shared National Credits were approximately $3.7 billion with usage averaging around 49%. Over time, many of the Corporation's largest charge-offs have come from the Shared National Credit portfolio. Although these factors result in an increased risk profile, as of September 30, 2006, there were no Shared National Credit nonperforming loans. The Corporation's exposure to Shared National Credits is monitored closely given this lending group's loss experience.

   The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The vast majority of the assets acquired from Gold Banc are in entirely new markets for the Corporation. Included in these new markets are the Kansas City metropolitan area, Tulsa, Oklahoma, and Tampa, Sarasota and Bradenton, Florida. Each of these regions and markets has cultural and environmental factors that are unique to them.

   At September 30, 2006, nonperforming loans and leases amounted to $219.2 million or 0.53% of consolidated loans and leases compared to $198.0 million or 0.49% of consolidated loans and leases at June 30, 2006, and $147.3 million or 0.44% of consolidated loans and leases at September 30, 2005. Approximately $51.9 million of total nonperforming loans at September 30, 2006 was attributable to the banking acquisitions. Excluding the effect of the acquisitions, nonperforming loans and leases would have amounted to $167.3 million or 0.45% of consolidated loans and leases at September 30, 2006 and $155.3 million or 0.43% of consolidated loans and leases at June 30, 2006. Excluding the acquisitions, the pro forma ratio of nonperforming loans and leases to consolidated loans and leases at September 30 and June 30, 2006 and the actual ratio at each quarter end throughout 2005 and the first quarter of 2006 has remained in a fairly narrow range. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

   Net charge-offs amounted to $8.1 million or 0.08% of average loans and leases in the third quarter of 2006 compared to $9.9 million or 0.10% of average loans and leases in the second quarter of 2006 and $7.8 million or 0.10% of average loans and leases in the third quarter of 2005. The lower level of net charge-offs experienced throughout 2005 and the first nine months of 2006 has to some extent been the result of higher than normal recoveries. Based on the status of some of the larger charge-offs recognized in recent quarters, management expects recoveries will likely return to lower levels in future periods. The ratio of recoveries to charge-offs was 36.5% and 35.7% for the three and nine months ended September 30, 2006, respectively and continues to be above the Corporation's five year historical average ratio of recoveries to charge-offs of 27.9%.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $417.4 million or 1.01% of loans and leases outstanding at September 30, 2006. The allowance for loan and lease losses was $363.8 million or 1.06% of loans and leases outstanding at December 31, 2005 and $362.3 million or 1.09% of loans and leases outstanding at September 30, 2005. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $10.3 million for the three months ended September 30, 2006 and $32.3 million for the nine months ended September 30, 2006. By comparison, the provision for loan and lease losses amounted to $9.9 million for the three months ended September 30, 2005 and $31.8 million for the nine months ended September 30, 2005. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

                 Capitalized Software and Conversion Costs
                 -----------------------------------------
Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended September 30, 2006 and 2005, the amount of software costs capitalized amounted to $11.5 million and $10.7 million, respectively. Amortization expense of software costs amounted to $12.8 million for the three months ended September 30, 2006 compared to $13.1 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, the amount of software costs capitalized amounted to $36.5 million and $29.6 million, respectively. Amortization expense of software costs amounted to $40.4 million for the nine months ended September 30, 2006 compared to $43.4 million for the nine months ended September 30, 2005.

Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended September 30, 2006 and 2005, the amount of conversion costs capitalized amounted to $3.4 million and $2.7 million, respectively. Amortization expense of conversion costs amounted to $2.6 million and $2.4 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the amount of conversion costs capitalized amounted to $8.9 million and $8.3 million, respectively. Amortization expense of conversion costs amounted to $7.6 million and $8.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Net unamortized costs were ($ in millions):

                                         September 30,
                                  --------------------------
                                      2006          2005
                                  ------------  ------------
         Software                 $     152.8   $     153.2

         Conversions                     28.5          28.0
                                   -----------   -----------
            Total                 $     181.3   $     181.2
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

For the three and nine months ended September 30, 2006, the Corporation determined that there was a decline in the value of the retained interests that was other than temporary because actual credit losses exceeded expected credit losses. The amount of the impairment was $0.4 million and is reported in Net investment securities gains in the Consolidated Statements of Income.

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $991.8 million at September 30, 2006. At September 30, 2006 the carrying amount of retained interests amounted to $34.6 million.

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

At September 30, 2006, highly rated investment securities in the amount of $304.7 million were outstanding in the QSPE to support the outstanding commercial paper.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ("FIN 48"), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. Updated information regarding the Corporation's use of derivative financial instruments is contained in Note 13, Notes to Financial
Statements contained in Item 1 herein.

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

                          Interest Rate Risk
                          ------------------
The Corporation uses financial modeling techniques to identify potential changes in income under a variety of possible interest rate scenarios. Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities. The Corporation has designed strategies to limit these risks within prudent parameters and identify appropriate risk / reward tradeoffs in the financial structure of the balance sheet.

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

                                               Impact to Annual Pretax Income as of
                          --------------------------------------------------------------------------
                                                                 As Historically Reported
                             Pro Forma                  --------------------------------------------
                           September 30,  September 30,     June 30,      March 31,     December 31,
                               2006           2006            2006          2006            2005
                          -------------- -------------- -------------- -------------- --------------
Hypothetical Change in Interest Rate
------------------------------------
100 basis point gradual:

Rise in rates                      0.7 %         (3.2)%         (0.3)%         (0.2)%         (0.2)%

Decline in rates                  (0.8)%          2.2 %          0.3 %          0.1 %          0.0 %

The results as of September 30, 2006 reflect the effect of mark-to-market accounting (versus hedge accounting) for certain interest rate swaps that the Corporation determined did not qualify for hedge accounting as previously discussed. The interest rate swaps were designed to hedge the change in fair value or cash flows of the underlying assets or liabilities and have performed effectively as economic hedges. Prior period results as shown and previously reported, were based on the assumption that the affected interest rate swaps qualified for hedge accounting. As previously stated, the Corporation is terminating the affected interest rate swaps early in the fourth quarter of 2006 in order to eliminate the earnings volatility associated with fluctuations in valuations under mark-to-market accounting. The Corporation expects the results of operations for the fourth quarter to reflect losses aggregating approximately $0.05 per diluted share from terminating the affected interest rate swaps. The pro forma results as of September 30, 2006, assumes that the affected interest rate swaps were terminated on September 30, 2006.

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of September 30, 2006, the fair value of equity at risk for a gradual 100bp shift in rates was no more than 2.0% of the market value of the Corporation.

                             Equity Risk
                             -----------
In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values for the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At September 30, 2006, the carrying value of total active capital markets investments amounted to approximately $38.1 million.

As of September 30, 2006, M&I Trust Services administered $91.0 billion in assets and directly managed a portfolio of $21.0 billion. The Corporation is exposed to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


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

                        PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of Marshall & Ilsley
Corporation stock for the specified period:

                                                 Total Number of    Maximum Number
                                                Shares Purchased    of Shares that
                                                    as Part of        May Yet Be
                     Total Number    Average       of Publicly     Purchased Under
                      of Shares    Price Paid    Announced Plans      the Plans
      Period         Purchased(1)   per Share      or Programs       or Programs
 -----------------  -------------  ----------- ------------------ -----------------
   January 1 to
 January 31, 2006        443,919    $  41.92             437,700        11,562,300

   February 1 to
 February 28, 2006       565,972       41.70             562,300        11,000,000

    March 1 to
  March 31, 2006           2,434       41.84                --          11,000,000

    April 1 to
  April 30, 2006         123,064       44.22                --          11,000,000

      May 1 to
    May 31, 2006           3,129       45.08                --          11,000,000

     June 1 to
   June 30, 2006           2,635       45.04                --          11,000,000

     July 1 to
   July 31, 2006           4,458       46.31                --          11,000,000

    August 1 to
  August 31, 2006          3,566       20.27                --          11,000,000

  September 1 to
September 30, 2006         3,799       46.91                --          11,000,000

                     ------------   ----------   ----------------
       Total           1,152,976    $  42.04           1,000,000
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




November 9, 2006

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