Form 10-K
period 2006-12-31
MARSHALL & ILSLEY CORP/WI/
filed 2007-02-28
CIK 62741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2006 was approximately $11,421,958,000. The number of shares of common stock outstanding as of January 31, 2007 was 255,719,948.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 24, 2007.

MARSHALL & ILSLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

i

PART I

ITEM 1. BUSINESS

General

Marshall & Ilsley Corporation (“M&I” or the “Corporation”), incorporated in Wisconsin in 1959, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is certified as a financial holding company under the Gramm-Leach-Bliley Act. As of December 31, 2006, M&I had consolidated total assets of approximately $56.2 billion and consolidated total deposits of approximately $34.1 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801).

M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 1, 2007, included Metavante Corporation (“Metavante”), five bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, auditing, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

Generally, M&I organizes its business segments based on legal entities. Each entity offers a variety of products and services to meet the needs of its customers and the particular market served. Based on the way M&I organizes its business, M&I has two reportable segments: Banking and Data Services (or Metavante). Banking consists of accepting deposits, making loans and providing other services such as cash management, foreign exchange and correspondent banking to a variety of commercial and retail customers. Data Services consists of providing data processing services, developing and selling software and providing consulting services to financial services companies, including M&I affiliates, as well as providing credit card merchant services. M&I’s primary other business segments include Trust Services, Capital Markets Group, Brokerage and Insurance Services, and Commercial Leasing.

Banking Operations

M&I’s bank subsidiaries provide a full range of banking services to individuals, businesses and governments. These subsidiaries offer retail, institutional, business, international and correspondent banking and investment services through the operation of 194 banking offices in Wisconsin, 46 offices in Arizona, 17 offices in Kansas City and nearby communities, 17 offices on Florida’s west coast, 17 offices in metropolitan Minneapolis/St. Paul and one in Duluth, Minnesota, three offices in Tulsa, Oklahoma, and one office in Las Vegas, Nevada, as well as on the Internet. M&I’s Southwest Bank subsidiary has 16 offices in the greater St. Louis area. M&I’s bank subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries. M&I Marshall & Ilsley Bank (“M&I Bank”) is M&I’s largest bank subsidiary, with consolidated assets as of December 31, 2006 of approximately $48.0 billion.

Through its bank and nonbank subsidiaries, M&I offers a variety of loan products to retail customers, including credit cards, lines of credit, automobile loans and leases, student loans, home equity loans, personal loans, residential mortgage loans and mortgage refinancing. M&I also offers a variety of loan and leasing products to business, commercial and institutional customers, including business loans, lines of credit, standby letters of credit, credit cards, government-sponsored loans, commercial real estate financing, construction financing, commercial mortgage loans and equipment and machinery leases. In addition, through its Home Lending Solutions division, M&I Bank FSB originates residential mortgage loans and lines of credit as part of its wholesale lending program. M&I Business Credit, LLC provides working capital loans to commercial borrowers secured by accounts receivable, inventory and other marketable assets. M&I Dealer Finance, Inc. provides retail vehicle lease and installment sale financing. M&I Support Services Corp. provides bank operation support for loan and deposit account processing and maintenance, item processing and other banking services.

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

M&I’s securitization activities are generally limited to basic term or revolving securitization facilities associated with indirect automobile loans. A discussion of M&I’s securitization activities is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Through its Payment Solutions Group, Metavante provides a complete suite of payment solutions including electronic bill presentment and payment; electronic check presentment and exchange; electronic funds transfer; signature and PIN-debit services; debit-, prepaid- and credit-card account processing; flexible-spending account, health-savings account and health-reimbursement arrangement (FSA/HSA/HRA) medical payment cards; card personalization; balance transfer; automated clearing house (ACH); automated teller machine (ATM) driving; merchant and gateway processing; and transportation payment services. Metavante owns and operates the NYCE Network. The NYCE Network provides financial institutions, retailers and independent ATM deployers with shared network services for ATMs, point-of-sale, account-to-account transfers and direct bill payment for millions of consumers across the United States and Canada. Beyond its core service of providing the convenience of personal identification number (PIN) debit account access at ATMs and retailer point-of-sale terminals, NYCE provides ATM driving and fully automated monitoring services, gateway services, on and off-line signature debit card processing, and card authorization solutions. Through its healthcare payments division, Metavante offers a consumer-directed health benefits payment platform and a market-leading employee benefits card to electronically access FSAs, HRAs, HSAs, transit/parking accounts and dependent care accounts. Metavante provides medical identification cards, combination eligibility/payment cards, and the ability to access multiple benefits accounts from a single card. Metavante also provides a comprehensive FSA/HSA/HRA platform that provides all the technology a financial institution, health insurance company, third-party administrator, or commercial business needs to offer these accounts. Services include account processing, trustee services, checks and debit cards, online and phone access to account information, investment options, regulatory reporting and related data translation and movement between payers, providers and consumers.

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

Trust Services. Marshall & Ilsley Trust Company National Association (“M&I Trust”) provides trust and employee benefit plan services to customers throughout the United States with offices in Wisconsin, Arizona, Minnesota, Florida, Nevada, Missouri and Indiana. M&I Investment Management Corp. offers a full range of asset management services to M&I Trust, the Marshall Funds and other individual, business and institutional customers.

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

More information on M&I’s business segments is contained in Note 24 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Risk Management

Managing risk is an essential component of successfully operating a financial services company. M&I has an enterprise-wide approach to risk governance, measurement, management and reporting risks inherent in its businesses. Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures and portfolio management. M&I’s internal audit department also evaluates risk management activities. These evaluations include performing internal audits and reporting the results to management and the Audit and Risk Management Committees, as appropriate.

M&I has established a number of management committees responsible for assessing and evaluating risks associated with the Company’s businesses including the Credit Policy Committee, Asset Liability Committee (ALCO) and the Enterprise Risk Committee. M&I has in place a Risk Management Committee of the Board of Directors for oversight and governance of its risk management function. The Risk Management Committee consists of three non-management directors and has the responsibility of overseeing management’s actions with respect to credit, market, liquidity, fiduciary, operational, compliance, legal and reputation risks as well as M&I’s overall risk profile. The Chief Risk Officer is responsible for reporting to this committee.

Operational Risk Management

Operational risk is the risk of loss from human errors, failed or inadequate processes or systems and external events. This risk is inherent in all businesses. Resulting losses could take the form of explicit charges, increased operational costs, harm to M&I’s reputation or lost opportunities.

M&I seeks to mitigate operational risk through a system of internal controls to manage this risk at appropriate levels. Primary responsibility for managing internal controls lies with the managers of M&I’s various business lines. M&I monitors and assesses the overall effectiveness of its system of internal controls on an ongoing basis. The Enterprise Risk Committee oversees M&I’s monitoring, management and measurement of operational risk. In addition, M&I has established several other executive management committees to monitor, measure and report on specific operational risks to the Company, including, business continuity planning, customer information security and compliance. These committees report to the Risk Management Committee of the Board of Directors on a regular basis.

Corporate Governance Matters

M&I has adopted a Code of Business Conduct and Ethics that applies to all of M&I’s employees, officers and directors, including M&I’s Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is filed as an exhibit to this report and is also available on M&I’s website at www.micorp.com. M&I intends to disclose any amendment to or waiver of the Code of Business Conduct and Ethics that applies to M&I’s Chief Executive Officer, Chief Financial Officer or Controller on its website within five business days following the date of the amendment or waiver.

M&I makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and its insiders’ Section 16 reports and all amendments to these reports as soon as reasonably practicable after these materials are filed with or furnished to the Securities and Exchange Commission. In addition, certain documents relating to corporate governance matters are available on M&I’s website described above. These documents include, among others, the following:

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

Shareholders also may obtain a copy of any of these documents free of charge by calling the M&I Shareholder Information Line at 1 (800) 642-2657. Information contained on any of M&I’s websites is not deemed to be a part of this Annual Report.

Acquisitions Completed in 2006

On September 1, 2006, Metavante completed the acquisition of VICOR, Inc. (“VICOR”) of Richmond, California. VICOR is a provider of corporate payment processing software and solutions that simplify and automate the processing of complex payments for businesses and financial institutions.

On April 1, 2006, M&I completed the acquisition of Gold Banc Corporation, Inc. (“Gold Banc”), a bank holding company headquartered in Leawood, Kansas. Gold Banc offered commercial banking, retail banking, and trust and asset management products and services through various subsidiaries. Gold Banc had consolidated assets of $4.2 billion at the time of the merger. Gold Banc’s largest subsidiary, Gold Bank, a Kansas state-chartered bank, was merged with and into M&I Marshall & Ilsley Bank on April 1, 2006, at which time the 32 Gold Bank branch offices in Florida, Kansas, Missouri and Oklahoma became interstate branch offices of M&I Marshall & Ilsley Bank.

On April 1, 2006, M&I completed the acquisition of St. Louis-based Trustcorp Financial, Inc. (“Trustcorp”). With the acquisition of Trustcorp, which had consolidated assets of $735.7 million at the time of the merger, the Corporation acquired Missouri State Bank and Trust Company, which provided commercial banking services in Missouri through seven bank locations. In July 2006, Missouri State Bank and all of its branches were merged with and into Southwest Bank, the Corporation’s St. Louis-based banking affiliate.

On January 3, 2006, Marshall & Ilsley Trust Company National Association completed the acquisition of the trust and asset management assets of FirstTrust Indiana (“FirstTrust”), a division of First Indiana Bank, N.A. The acquired assets included those related to FirstTrust’s provision of asset management, trust administration and estate planning services to high-net-worth individuals and institutional customers.

On January 3, 2006, Metavante completed the acquisition of AdminiSource Corporation (“AdminiSource”) of Carrollton, Texas. AdminiSource is a provider of health care payment distribution services, providing printed and electronic payment and remittance advice distribution services for payer organizations nationwide. The acquisition was part of Metavante’s continuing expansion of its consumer-directed health care payments business.

Information regarding recently announced acquisitions can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and more information on M&I’s acquisitions can be found in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest and fees on loans and leases, fees for data processing services and interest on investment securities for each of the last three years ($ in thousands):

	Interest and Fees on Loans and Leases		Fees for Data Processing Services		Interest on Investment Securities
Years Ended December 31,	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Total Revenues
2006	$2,856,043	55.7%	$1,382,658	27.0%	$355,843	6.9%	$5,127,921
2005	1,959,063	49.4	1,185,024	29.9	287,339	7.3	3,962,890
2004	1,432,754	46.0	934,128	30.0	261,330	8.4	3,112,285

M&I business segment information is contained in Note 24 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Employees

As of December 31, 2006, M&I and its subsidiaries employed in the aggregate 14,699 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As a registered bank holding company, M&I is subject to regulation and examination by the Federal Reserve Board under the BHCA. As of February 1, 2007, M&I owned a total of five bank and trust subsidiaries, including two Wisconsin state banks, a Missouri state bank, a federal savings bank, and a national banking association. M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I’s Missouri state bank subsidiary is subject to regulation and examination by the Missouri Department of Economic Development, Division of Finance, and the Federal Reserve Board. M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I’s bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2006 can be found in Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels. In addition, a bank holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that have not “opted out” of interstate branching. M&I Bank currently maintains interstate branches in Arizona, Florida, Kansas, Minnesota, Missouri and Oklahoma and Southwest Bank of St. Louis, M&I’s Missouri state bank subsidiary, maintains an interstate branch in Illinois.

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

Investment Securities

The amortized cost of M&I’s consolidated investment securities, other than trading and other short-term investments, at December 31 of each year are ($ in thousands):

	2006	2005	2004
U.S. Treasury and government agencies	$5,521,975	$4,456,610	$4,147,593
States and political subdivisions	1,300,907	1,307,403	1,203,412
Other	684,675	612,621	686,590

Total	$7,507,557	$6,376,634	$6,037,595

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2006 are ($ in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$1,329,657	4.92%	$3,114,404	4.95%	$965,218	4.95%	$112,696	4.95%	$5,521,975	4.94%
States and political subdivisions	106,026	7.60	299,109	7.41	332,335	6.59	563,437	6.38	1,300,907	6.77
Other	73,296	6.07	131,041	5.58	31,308	4.83	449,030	3.32	684,675	4.12

Total	$1,508,979	5.16%	$3,544,554	5.18%	$1,328,861	5.36%	$1,125,163	5.02%	$7,507,557	5.18%

Types of Loans and Leases

M&I’s consolidated loans and leases, including loans held for sale, classified by type, at December 31 of each year are ($ in thousands):

	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$11,993,761	$9,491,368	$8,396,069	$7,013,073	$6,791,404
Industrial development revenue bonds	54,429	74,107	85,394	97,601	80,110
Real estate:
Construction	6,088,206	3,641,942	2,265,227	1,766,697	1,404,414
Mortgage:
Residential	10,670,840	9,884,283	8,548,029	6,834,360	6,412,380
Commercial	10,965,607	8,825,104	8,164,099	7,149,149	6,586,332

Total mortgage	21,636,447	18,709,387	16,712,128	13,983,509	12,998,712
Personal	1,458,594	1,617,761	1,540,024	1,747,738	1,852,202
Lease financing	703,580	632,348	537,930	576,322	782,004

Total loans and leases	41,935,017	34,166,913	29,536,772	25,184,940	23,908,846
Less:
Allowance for loan and lease losses	420,610	363,769	358,110	349,561	338,409

Net loans and leases	$41,514,407	$33,803,144	$29,178,662	$24,835,379	$23,570,437

Loan and Lease Balances and Maturities

The analysis of selected loan and lease maturities at December 31, 2006 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre-determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$7,525,882	$3,992,811	$477,841	$11,996,534	$1,794,389	$2,676,263	$4,470,652
Industrial development revenue bonds	6,173	17,472	30,784	54,429	25,001	23,255	48,256
Real estate – construction	3,158,267	2,917,102	12,837	6,088,206	351,548	2,578,391	2,929,939
Lease Financing	138,390	506,336	58,854	703,580	565,190	—	565,190

Total	$10,828,712	$7,433,721	$580,316	$18,842,749	$2,736,128	$5,277,909	$8,014,037

Notes:

(1)	Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(2)	The estimated effect arising from the use of interest rate swaps as shown in the rate structure of loans and leases is immaterial.

Deposits

The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$5,335,539		$4,942,803		$4,585,628
Interest bearing demand deposits	2,122,694	1.47%	2,030,996	0.89%	2,233,297	0.74%
Savings deposits	9,205,997	3.71	8,118,331	2.23	7,330,492	0.82
Time deposits	14,924,591	4.60	11,009,343	3.14	9,838,518	2.03

Total deposits	$31,588,821		$26,101,473		$23,987,935

The maturity distribution of time deposits issued in amounts of $100,000 and over outstanding at December 31, 2006 ($ in thousands) is:

Three months or less	$3,920,787
Over three and through six months	809,264
Over six and through twelve months	932,646
Over twelve months	2,178,802

Total	$7,841,499

At December 31, 2006, time deposits issued by foreign offices totaled $3.2 billion. The majority of foreign deposits were in denominations of $100,000 or more.

Short-Term Borrowings

Information related to M&I’s Federal funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

	2006	2005	2004
Amount outstanding at year end	$2,838,618	$2,325,863	$1,478,103
Average amount outstanding during the year	2,558,249	2,043,314	2,035,428
Maximum outstanding at any month’s end	3,533,812	2,757,845	3,051,606
Weighted average interest rate at year end	5.12%	4.04%	2.05%
Weighted average interest rate during the year	4.99	3.21	1.27

Information relating to the Corporation’s short-term borrowings is included in Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and M&I’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors set forth below.

Risk Factors

M&I’s earnings are significantly affected by general business and economic conditions, including credit risk and interest rate risk.

M&I’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Arizona, Minnesota, Missouri, Oklahoma, Kansas, Nevada and Florida. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies, consumer spending, borrowing and saving habits, all of which are beyond M&I’s control. For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectibility. Nonpayment of loans, if it occurs, could have an adverse effect on M&I’s financial condition and results of operations and cash flows. Higher interest rates also could increase M&I’s cost to borrow funds and increase the rate M&I pays on deposits. In addition, an overall economic slowdown could negatively impact the purchasing and decision-making activities of the financial institution customers of Metavante.

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

M&I’s earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies, which could affect repayment of loans and thereby materially adversely affect M&I.

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

M&I is subject to examinations and challenges by tax authorities, which, if not resolved in M&I’s favor, could adversely affect M&I’s financial condition and results of operations and cash flows.

In the normal course of business, M&I and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in M&I’s favor, they could have an adverse effect on M&I’s financial condition and results of operations and cash flows.

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

Changes in accounting standards could adversely affect M&I’s reported financial results.

The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that M&I reports its financial condition and results of operations. These changes can be difficult to predict and can materially impact M&I’s reported financial results. In some cases, M&I could be required to apply a new or revised accounting standard, or a revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of M&I’s financial statements for prior periods.

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

M&I has in the past and may in the future explore alternatives to separate Metavante from M&I.

M&I regularly reviews whether separating the banking and related businesses from the Metavante business would improve the future prospects of those businesses and, ultimately, the value returned to shareholders. Such separation, should it occur, could take a variety of forms and could result in a corporate structure significantly different from that which currently exists. M&I typically would not comment on any such transaction until definitive agreements had been signed or the transaction had been otherwise approved in final form. There can be no assurance that any such transaction will or will not occur.

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

M&I and its subsidiaries may be involved from time to time in a variety of litigation arising out of M&I’s business. M&I’s insurance may not cover all claims that may be asserted against it, and any claims asserted against M&I, regardless of merit or eventual outcome, may harm M&I’s reputation. Should the ultimate judgments or settlements in any litigation exceed M&I’s insurance coverage, they could have a material adverse effect on M&I’s business, operating results and financial condition and cash flows. In addition, M&I may not be able to obtain appropriate types or levels of insurance in the future, nor may M&I be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Metavante’s success depends in large part upon Metavante’s ability to attract and retain highly skilled technical, management and sales and marketing personnel. Because the development of Metavante’s products and services requires knowledge of computer hardware, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for the best people—in particular individuals with technology experience—is intense. Metavante may not be able to hire or retain key people.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

M&I and M&I Bank occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices throughout Wisconsin, as well as 101 branch offices among the Phoenix and Tucson, Arizona metropolitan areas, Kansas City and nearby communities, Florida’s west coast, Minneapolis/St. Paul and Duluth, Minnesota and Tulsa, Oklahoma. Southwest Bank of St. Louis owns or leases 16 offices in the St. Louis metropolitan area. M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with one office in Milwaukee, Wisconsin, occupy modern facilities which are leased. Metavante owns a data processing facility located in Brown Deer, a suburb of Milwaukee, from which Metavante conducts data processing activities, a facility in Milwaukee that houses its software development teams and a card production facility in Romeoville,

Illinois. Some of the other larger facilities owned or leased by Metavante include facilities in Oak Creek and Madison, Wisconsin; Oklahoma City, Oklahoma; Secaucus, New Jersey; Sioux Falls, South Dakota; Altamonte Springs, Florida; and Ann Arbor, Michigan.

ITEM 3. LEGAL PROCEEDINGS

M&I is not currently involved in any material pending legal proceedings, other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

(Age as of March 1, 2007)

Name of Officer	Office
Dennis J. Kuester Age 64	Chairman of the Board since January 2005, Chief Executive Officer since January 2002, President from 1987 to 2005, and Director since February 1994 of Marshall & Ilsley Corporation; Chairman of the Board and Chief Executive Officer since October 2001, President from January 1989 to October 2001 and Director since 1989, M&I Marshall & Ilsley Bank; Chairman of the Board and Director, Metavante Corporation; Director of Marshall & Ilsley Trust Company National Association and Milease, LLC.

Ryan R. Deneen Age 42	Senior Vice President, Director of Corporate Tax of Marshall & Ilsley Corporation since December 2003; Director of M&I MEDC Fund, LLC and Milease, LLC since 2004; Partner with KPMG LLP, a public accounting firm, from 1997 to November 2003.

Thomas R. Ellis Age 49	Senior Vice President of Marshall & Ilsley Corporation since February 2005; Executive Vice President since February 2005, Senior Vice President from 1998 to February 2005 of M&I Marshall & Ilsley Bank; Director of M&I Support Services Corp., Marshall & Ilsley Trust Company National Association, M&I Equipment Finance Company, M&I Business Credit LLC and M&I Capital Markets Group II, L.L.C.

Randall J. Erickson Age 47	Senior Vice President, General Counsel and Secretary of Marshall & Ilsley Corporation since June 2002; General Counsel and Corporate Secretary of M&I Marshall & Ilsley Bank; Director of Metavante Corporation, M&I Bank FSB, M&I Community Development Corporation, M&I Investment Partners Management, LLC and Milease, LLC; Director, Vice President and Secretary of M&I Capital Markets Group, L.L.C. and M&I Ventures, L.L.C.; Director and Secretary of M&I Capital Markets Group II, L.L.C.; Director and Vice President of SWB Holdings, Inc.; Shareholder at Godfrey & Kahn, S.C., a Milwaukee-based law firm, from September 1990 to June 2002.

Mark F. Furlong Age 49	President since April 2005, Executive Vice President from January 2002 to April 2005, Senior Vice President from April 2001 to January 2002, and Chief Financial Officer from April 2001 to October 2004 of Marshall & Ilsley Corporation; Director and President of M&I Marshall & Ilsley Bank since July 2004; Director, Vice President and Treasurer of M&I Capital Markets Group, L.L.C. and M&I Ventures L.L.C.; Director of Metavante Corporation, Marshall & Ilsley Trust Company National Association, M&I Bank Mayville, M&I Equipment Finance Company and Milease, LLC; Senior Vice President of Southwest Bank of St. Louis; Executive Vice President and Chief Financial Officer of Old Kent Financial Corporation from 1998 to 2001; First Vice President/Director of Corporate Development/Commercial Banking of H.F. Ahmanson & Co. from 1992 to 1998.

Name of Officer	Office
Michael D. Hayford Age 47	Senior Vice President of Marshall & Ilsley Corporation since June 2006; Director since September 2004, Chief Operating Officer since May 2006, Senior Executive Vice President since September 2004, Chief Financial Officer and Treasurer since May 2001, Metavante Corporation; Director and Executive Vice President of Advanced Financial Solutions, Inc., MBI Benefits, Inc., Director, Executive Vice President and Treasurer of TREEV LLC; Director of NYCE Payments Network, LLC; Manager of Metavante Acquisition Company II LLC; Manager and Executive Vice President of Endpoint Exchange LLC; Executive Vice President and Treasurer of Metavante Operations Resources Corporation, Link2Gov Corp. and VICOR, Inc.; Executive Vice President of Kirchman Corporation, VECTORsgi, Inc., Prime Associates, Inc. and GHR Systems, Inc.; Vice President of Printing For Systems, Inc.

Mark R. Hogan Age 52	Senior Vice President and Chief Credit Officer since October 2001, Marshall & Ilsley Corporation; Executive Vice President since February 2005, Chief Credit Officer since November 1995 and Senior Vice President from 1995 to February 2005, M&I Marshall & Ilsley Bank; Director, M&I Equipment Finance Company, M&I Business Credit LLC and M&I Capital Markets Group II, L.L.C.; Director and Vice President of SWB Holdings, Inc.

Patricia R. Justiliano Age 56	Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994, Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President from January 1999 to April 2006, Controller since September 1998, M&I Marshall & Ilsley Bank; Director, President and Treasurer of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Zion Investment II Corporation and M&I Zion Holdings, Inc.; Director, Vice President and Treasurer of M&I Insurance Company of Arizona, Inc.; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall & Ilsley Investment Corporation, M&I Servicing Corp., M&I Zion Investment Corp., M&I Custody of Nevada, Inc., M&I Marshall & Ilsley Holdings II, Inc., SWB Investment Corporation, SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Senior Vice President of Southwest Bank of St. Louis.

Brent J. Kelly Age 45	Senior Vice President and Director of Marketing since January 2006, Marshall & Ilsley Corporation; Senior Vice President, Sales & Marketing, of 1800Flowers.com from June 2002 to December 2005; Senior Vice President, Marketing Communications of Bank One Corporation from May 1998 to May 2002.

Beth D. Knickerbocker Age 40	Senior Vice President, Chief Risk Officer of Marshall & Ilsley Corporation since January 2005; Vice President, Senior Compliance Counsel of Marshall & Ilsley Corporation from May 2004 to January 2005; Attorney at Sutherland Asbill & Brennan LLP, a Washington, D.C. law firm, from 2000 to May 2004.

Kenneth C. Krei Age 57	Senior Vice President of Marshall & Ilsley Corporation since July 2003; Chairman of the Board since January 2005, President and Chief Executive Officer of Marshall & Ilsley Trust Company National Association since July 2003; Chairman of the Board since January 2005 and Chief Executive Officer of M&I Investment Management Corp. since July 2003; Director and President of M&I Investment Partners Management, LLC; Director of M&I Support Services, M&I Brokerage Services, Inc., M&I Insurance Services, Inc. and Marshall Funds; Director and Vice President of M&I Realty Advisors, Inc.; Executive Vice President, Investment Advisors at Fifth Third Bancorp from 2001 to 2003; Executive Vice President, Investment and Insurance Services at Old Kent Financial Corporation from 1998 to 2001.

Name of Officer	Office
Frank R. Martire Age 59	Senior Vice President since April 2003, Marshall & Ilsley Corporation; Director, President and Chief
Executive Officer since March 2003, President, Financial Services Group, Metavante Corporation from
January 2003 to March 2003; Manager of Metavante Acquisition Company II LLC; Director of NYCE
Payments Network, LLC; President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003;
President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc.
from 1991 to 2001.

Thomas J. O’Neill Age 46	Senior Vice President since April 1997, Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President from 1997 to 2000, Vice President from 1991 to 1997, M&I Marshall & Ilsley Bank; Senior Vice President of Southwest Bank of St. Louis; Director and President of M&I Bank FSB, M&I Dealer Finance, Inc., M&I Insurance Company of Arizona, Inc. and M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation; Director of M&I Bank of Mayville, M&I Brokerage Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Insurance Services, Inc., M&I Support Services Corp. and M&I MEDC Fund, LLC.

Paul J. Renard Age 46	Senior Vice President, Director of Human Resources since 2000, Vice President and manager since 1994, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank.

John L. Roberts Age 54	Senior Vice President of Marshall & Ilsley Corporation since 1994; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995, M&I Marshall & Ilsley Bank; President and Director since 1995, M&I Support Services Corp.; Director of M&I Bank FSB and M&I Mortgage Corp.; President and Director of M&I Bank of Mayville.

Thomas A. Root Age 50	Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998, Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President from 1993 to April 2006 and Audit Director since 1999, M&I Marshall & Ilsley Bank.

Gregory A. Smith Age 43	Senior Vice President and Chief Financial Officer, Marshall & Ilsley Corporation, since June 2006; Chief Financial Officer, M&I Marshall & Ilsley Bank, since June 2006; Director of M&I Insurance Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Brokerage Services, Inc., Metavante Corporation; Managing Director, Investment Banking, Credit Suisse from October 2004 to June 2006; Managing Director, Investment Banking, UBS Investment Bank from April 2000 to September 2004.

Michael C. Smith Age 48	Senior Vice President and Corporate Treasurer, Marshall & Ilsley Corporation, since March 2006; Senior Vice President since April 2006, M&I Marshall & Ilsley Bank; Director and President of M&I Northwoods III, L.L.C.; Director of M&I Community Development Corporation, M&I Bank FSB, M&I Custody of Nevada, Inc., M&I Servicing Corp., M&I Marshall & Ilsley Investment Corporation, M&I Marshall & Ilsley Investment II Corporation, M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Holdings II, Inc., M&I Zion Holdings, Inc., M&I Zion Investment II Corporation, SWB Investment Corporation, SWB Investment II Corporation, SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Senior Vice President, Southwest Bank of St. Louis; Treasurer, American International Group (AIG) Consumer Finance Group, from May 2001 to February 2006; Senior Vice President of international treasury for Associates First Capital Corporation, n/k/a CitiFinancial, from July 1995 to May 2001.

Name of Officer	Office
Ronald E. Smith Age 60	Senior Vice President since March 2005, Marshall & Ilsley Corporation; Executive Vice President since
March 2005, Senior Vice President from 2001 to March 2005, M&I Marshall & Ilsley Bank; and
Executive Vice President from 1996 to March 2001 of M&I Bank of Madison.

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

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 16 in Item 8, Consolidated Financial Statements and Supplementary Data.

Holders of Common Equity

At December 31, 2006 M&I had approximately 17,984 record holders of its common stock.

Shares Purchased

The following table reflects the purchases of M&I common stock for the specified period:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2006	15,044	$47.55	—	11,000,000
November 1 to November 30, 2006	83,334	47.73	—	11,000,000
December 1 to December 31, 2006	23,720	47.36	—	11,000,000

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans for the three months ended December 31, 2006.

M&I’s Share Repurchase Program was publicly reconfirmed in April 2004, 2005 and 2006. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Summary of Earnings

Years Ended December 31 ($000’s except share data)

	2006	2005	2004	2003	2002
Interest and Fee Income:
Loans and leases	$2,856,043	$1,959,063	$1,432,754	$1,336,288	$1,318,175
Investment securities:
Taxable	277,938	214,537	200,107	165,075	198,037
Exempt from federal income taxes	61,769	64,127	58,826	57,968	60,637
Trading securities	614	229	271	258	328
Short-term investments	16,136	8,675	2,397	2,559	11,168

Total interest and fee income	3,212,500	2,246,631	1,694,355	1,562,148	1,588,345

Interest Expense:
Deposits	1,058,713	544,920	276,102	228,216	283,385
Short-term borrowings	186,863	106,333	61,256	81,070	150,310
Long-term borrowings	476,625	330,144	196,440	163,348	127,343

Total interest expense	1,722,201	981,397	533,798	472,634	561,038

Net interest income	1,490,299	1,265,234	1,160,557	1,089,514	1,027,307
Provision for loan and lease losses	50,551	44,795	37,963	62,993	74,416

Net interest income after provision for loan and lease losses	1,439,748	1,220,439	1,122,594	1,026,521	952,891

Other Income:
Data processing services	1,382,658	1,185,024	934,128	700,530	640,578
Wealth management	221,554	191,720	175,119	148,348	140,736
Net investment securities gains (losses)	9,701	45,514	35,336	21,572	(6,275)
Other	301,508	294,001	273,347	313,123	286,640

Total other income	1,915,421	1,716,259	1,417,930	1,183,573	1,061,679

Other Expense:
Salaries and employee benefits	1,210,107	1,074,758	919,431	830,779	779,836
Other	949,430	804,286	709,253	654,808	551,370

Total other expense	2,159,537	1,879,044	1,628,684	1,485,587	1,331,206

Income before income taxes	1,195,632	1,057,654	911,840	724,507	683,364
Provision for income taxes	387,794	351,464	305,987	202,060	225,455

Net Income	$807,838	$706,190	$605,853	$522,447	$457,909

Net income per common share:
Basic	$3.24	$3.06	$2.72	$2.31	$2.15
Diluted	3.17	2.99	2.66	2.28	2.06

Other Significant Data:
Year-End Common Stock Price	$48.11	$43.04	$44.20	$38.25	$27.38
Return on Average Shareholders’ Equity	14.42%	16.21%	17.00%	15.87%	16.32%
Return on Average Assets	1.53	1.63	1.63	1.57	1.57
Dividend Payout Ratio	33.12	31.10	30.45	30.70	30.34
Average Equity to Average Assets Ratio	10.64	10.07	9.59	9.89	9.61
Ratio of Earnings to Fixed Charges*
Excluding Interest on Deposits	2.73 x	3.28 x	4.24 x	3.71 x	3.27 x
Including Interest on Deposits	1.68 x	2.05 x	2.64 x	2.46 x	2.17 x

*	See Exhibit 12 for detailed computation of these ratios.

Consolidated Average Balance Sheets

Years ended December 31 ($000’s except share data)

	2006	2005	2004	2003	2002
Assets:
Cash and due from banks	$1,023,782	$966,078	$835,391	$752,215	$708,256
Investment securities:
Trading securities	45,559	26,922	22,297	23,017	15,247
Short-term investments	303,631	237,178	171,057	264,254	717,129
Other investment securities:
Taxable	5,687,763	4,847,722	4,672,741	4,038,579	3,325,568
Tax exempt	1,303,872	1,334,793	1,199,139	1,173,466	1,224,737

Total investment securities	7,340,825	6,446,615	6,065,234	5,499,316	5,282,681

Loans and Leases:
Commercial	11,175,436	8,954,619	7,621,040	6,905,323	6,143,862
Real estate	25,808,422	20,728,918	17,215,467	14,938,082	12,633,208
Personal	1,483,094	1,525,502	1,632,440	1,874,315	1,388,447
Lease financing	661,466	567,344	552,551	674,871	862,927

Total loans and leases	39,128,418	31,776,383	27,021,498	24,392,591	21,028,444
Less: Allowance for loan and lease losses	406,390	362,886	360,408	347,838	302,664

Net loans and leases	38,722,028	31,413,497	26,661,090	24,044,753	20,725,780

Premises and equipment, net	550,514	458,179	448,134	440,492	418,042
Accrued interest and other assets	5,013,949	3,999,172	3,152,745	2,531,245	2,067,891

Total Assets	$52,651,098	$43,283,541	$37,162,594	$33,268,021	$29,202,650

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing	$5,335,539	$4,942,803	$4,585,628	$4,189,724	$3,509,133
Interest bearing:
Bank issued deposits:
Bank issued interest bearing activity deposits	11,668,328	10,027,250	9,960,645	10,084,996	8,996,778
Bank issued time deposits	7,329,307	4,410,456	3,384,120	3,399,734	3,540,124

Total bank issued deposits	18,997,635	14,437,706	13,344,765	13,484,730	12,536,902
Wholesale deposits	7,255,647	6,720,964	6,057,542	4,311,424	2,596,952

Total interest bearing deposits	26,253,282	21,158,670	19,402,307	17,796,154	15,133,854

Total deposits	31,588,821	26,101,473	23,987,935	21,985,878	18,642,987
Short-term borrowings	3,638,180	2,925,642	2,908,168	3,138,752	4,188,339
Long-term borrowings	10,071,717	8,193,001	5,329,571	3,798,851	2,693,447
Accrued expenses and other liabilities	1,751,474	1,706,111	1,372,677	1,052,713	871,222

Total liabilities	47,050,192	38,926,227	33,598,351	29,976,194	26,395,995

Shareholders’ Equity	5,600,906	4,357,314	3,564,243	3,291,827	2,806,655

Total Liabilities and Shareholders’ Equity	$52,651,098	$43,283,541	$37,162,594	$33,268,021	$29,202,650

Other Significant Data:
Book Value Per Share at Year End	$24.24	$20.27	$17.51	$15.24	$13.71
Average Common Shares Outstanding	249,723,333	231,300,867	223,123,866	226,342,764	212,799,996
Employees at Year End	14,699	13,967	13,345	12,244	12,625

Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.10%	0.12%	0.11%	0.21%	0.21%
Total Nonperforming Loans and Leases* and OREO to End of Period Loans and Leases and OREO	0.70	0.44	0.48	0.74	0.85
Allowance for Loan and Lease Losses to End of Period Loans and Leases	1.00	1.06	1.21	1.39	1.42
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	157	259	271	202	174

*	Loans and leases nonaccrual, restructured, and past due 90 days or more.

Yield & Cost Analysis

Years ended December 31 (Tax equivalent basis)

	2006	2005	2004	2003	2002
Average Rates Earned:
Loan and Leases	7.30%	6.17%	5.31%	5.49%	6.28%
Investment Securities – Taxable	4.80	4.41	4.30	4.13	6.11
Investment Securities – Tax-Exempt	6.97	7.26	7.53	7.58	7.49
Trading Securities	1.45	0.89	1.26	1.16	2.21
Short-term Investments	5.31	3.66	1.40	0.97	1.56

Average Rates Paid:
Interest Bearing Deposits	4.03%	2.58%	1.42%	1.28%	1.87%
Short-term Borrowings	5.14	3.63	2.11	2.58	3.59
Long-term Borrowings	4.73	4.03	3.69	4.30	4.73
M&I Marshall & Ilsley Bank Average Prime Rate	7.96	6.19	4.34	4.12	4.67

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation’s overall strategy is to drive earnings per share growth by: (1) expanding banking operations not only in Wisconsin but also into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services and products; (3) growing Metavante’s business through organic growth, cross-sales of technology products and acquisitions; and (4) expanding trust services and other wealth management product and service offerings.

The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation has demonstrated solid fundamental performance in each of these key areas and as a result, the year ended December 31, 2006 produced strong financial results across all of its segments and reporting units.

Net income in 2006 amounted to $807.8 million or $3.17 per diluted share. The return on average assets and return on average equity were 1.53% and 14.42%, respectively. By comparison, net income in 2005 was $706.2 million, diluted earnings per share was $2.99, the return on average assets was 1.63% and the return on average equity was 16.21%. For the year ended December 31, 2004, net income was $605.9 million or $2.66 per diluted share and the returns on average assets and average equity were 1.63% and 17.00%, respectively.

Net income for the year ended December 31, 2006 included the impact of the mark-to-market adjustments associated with certain interest rate swaps. Based on expanded interpretations of the accounting standard for derivatives and hedge accounting, specifically hedge designation under the “matched-terms” method, it was determined that certain transactions did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the interest rate swaps was recorded in earnings with no corresponding offset to the hedged items or accumulated other comprehensive income. The affected interest rate swaps were designed to hedge the change in fair values or cash flows of the underlying assets or liabilities and had performed effectively as economic hedges. Applying fair value accounting (versus hedge accounting) resulted in greater earnings volatility, particularly on a linked-quarter basis. The affected interest rate swaps were terminated in 2006 in order to avoid future earnings volatility due to mark-to-market accounting. The impact, which is reported as Net derivative losses-discontinued hedges in the Consolidated Statements of Income, resulted in a decrease to net income of $12.0 million or $0.05 per diluted share. Management believes these changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

Excluding the changes in earnings based on market volatility, for the year ended December 31, 2006 net income and diluted earnings per share would have been $819.8 million and $3.22 per share respectively, and the return on average assets and return on average equity would have been 1.56% and 14.58%, respectively. The resulting growth in income and diluted earnings per share in 2006 compared to 2005 would have been $113.6 million or 16.1% and $0.23 per share or 7.7%, respectively.

A reconciliation of these 2006 non-GAAP (Generally Accepted Accounting Principles) operating results to GAAP results is provided later in this Item.

Earnings growth in 2006 compared to 2005 was attributable to a number of factors. The increase in net interest income was due to strong organic loan and bank issued deposit growth and the contribution from the two banking acquisitions that were completed on April 1, 2006. Net charge-offs continued to be below the Corporation’s five-year historical average in 2006. Metavante continued to exhibit growth in both revenue and earnings that was attributable, in part, to new sales, the impact of its acquisition activities and success in retaining and cross-selling products and services to its core customer base. Continued growth in assets under management and assets under administration resulted in solid growth in fee income for Wealth Management. Although an unpredictable source of earnings, the Corporation’s Capital Markets Group investment securities gains were relatively insignificant in 2006 compared to the past two years. These factors, along with continued expense management, all contributed to the consolidated earnings growth in 2006.

With regard to the outlook in 2007 for the Banking segment, management expects modest net interest margin compression of up to a few basis points per quarter to continue. Commercial and industrial loan growth is expected to moderate slightly, and is expected to show low double-digit growth rates. Commercial real estate growth is expected to be in the mid single digit percentage range. Nonperforming loans and leases as a percent of total loans and leases are expected to be in the range of 65 basis points to 75 basis points. Management expects Metavante’s total revenue in 2007 to be in the range of $1.60 billion to $1.64 billion with margins similar to those achieved in 2006.

Management continues to expect that net charge-offs will trend to historical levels and range from 15 basis points to 20 basis points of average loans and leases over time.

The Corporation’s actual results for 2007 could differ materially from those expected by management. See “Forward-Looking Statements” in Item 1A of this Form 10-K for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

The results of operations and financial condition for the periods presented include the effects of the acquisitions by Metavante as well as the banking-related and wealth management-related acquisitions from the dates of consummation of the acquisitions. All transactions were accounted for using the purchase method of accounting. See Note 5 in Notes to Consolidated Financial Statements for a discussion of the Corporation’s acquisitions completed in 2006, 2005 and 2004.

Recently Announced Acquisitions

The following acquisitions, which are not considered to be material business combinations, were recently announced:

In February 2007, the Corporation announced the signing of a definitive agreement to acquire Minneapolis, Minnesota-based Excel Bank Corporation (“Excel”). Excel, with $615 million in consolidated assets as of December 31, 2006, has four branches in the greater Minneapolis/St. Paul metropolitan area. Under the terms of the definitive agreement, Excel shareholders will receive $9.08 in cash and a fraction of a share of the Corporation’s common stock having a value of $4.89 for each share of Excel common stock or a total of $13.97 for each share of Excel common stock. The transaction value is estimated to be approximately $105 million. This transaction is expected to be completed in the third quarter of 2007, subject to the affirmative vote of the holders of a majority of Excel’s outstanding shares, regulatory approvals and other customary closing conditions.

In January 2007, Metavante announced the acquisition of Valutec Card Solutions, Inc. (“Valutec”), of Franklin, Tennessee. Valutec is a provider of closed-loop, in-store gift and loyalty card solutions to small and medium-sized businesses. This acquisition expands Metavante’s ability to offer a wider selection of prepaid gift card options to its merchant customer base and will enable Metavante’s current financial institution customers to offer merchant-branded cards and services to their merchant customers. This acquisition was completed on January 17, 2007. Total cash consideration amounted to $41.0 million.

In January 2007, the Corporation announced the signing of a definitive agreement to acquire North Star Financial Corporation (“North Star”) of Chicago, Illinois. North Star and its subsidiaries, with $1.6 billion in assets under administration, provide a variety of wealth management services through personal and other trusts. In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property and ESOP services, including consultative services relating to the transfer of small-business stock ownership. Under the terms of the definitive agreement, the Corporation has agreed to pay $21 million in the Corporation’s common stock for the outstanding common shares of North Star. This transaction is expected to be completed in the second quarter of 2007, subject to regulatory approvals, approval of North Star’s shareholders and other customary closing conditions.

In December 2006, the Corporation announced the signing of a definitive agreement to acquire United Heritage Bankshares of Florida, Inc. (“United Heritage”) headquartered in Orlando, Florida. United Heritage, with $751 million in assets as of December 31, 2006, has 13 branches in the metropolitan Orlando area. The current United Heritage Bank branches will become M&I Bank branches. Under the terms of the definitive agreement, United Heritage shareholders will receive 0.8740 of a share of M&I common stock for each share of United

Heritage common stock. Based on the price of the Corporation’s common stock when the agreement was executed, the transaction value is estimated to be approximately $217 million. This transaction is also expected to be completed in the second quarter of 2007, subject to regulatory approvals, the affirmative vote of the holders of a majority of United Heritage’s outstanding shares and other customary closing conditions.

Significant Transactions

Some of the more significant transactions in 2006, 2005 and 2004 consisted of the following:

During 2006, Metavante completed two acquisitions. Also during 2006, the Corporation completed two banking acquisitions and one wealth management acquisition.

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires that all share-based compensation be expensed. For the Corporation, additional expense was reported for its stock option awards and its employee stock purchase plan. In conjunction with the adoption of SFAS 123(R), the Corporation elected the Modified Retrospective Application method to implement the new accounting standard. Under that method all prior period consolidated and segment financial information was adjusted based on pro forma amounts previously disclosed.

On January 1, 2006, the Banking segment transferred its external item processing business, including all check-processing client relationships to Metavante. During 2006, the Corporation transferred the residential and commercial mortgage banking reporting units to the Banking segment. The segment information contained in Note 24 in Notes to Consolidated Financial Statements contained in Item 8 was adjusted for these transfers.

During 2005, Metavante completed six acquisitions.

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

During the third quarter of 2005, the Corporation realized a gain due to an equity investment that the Corporation liquidated in a cash tender offer. The pre-tax gain amounted to $6.6 million and is reported in Net Investment Securities Gains in the Consolidated Statements of Income. On an after-tax basis, the gain amounted to $3.9 million or $0.02 per diluted share for the twelve months ended December 31, 2005.

During 2004, Metavante completed six acquisitions and the Banking segment completed one acquisition.

During 2004, net pre-tax gains associated with the Corporation’s Capital Markets Group investments amounted to $34.6 million. Approximately $34.1 million of the net gain in 2004 was from a net unrealized gain recognized in the fourth quarter of 2004 due to the net increase in market value of an investment in an independent private equity and venture capital partnership.

The net unrealized gain recognized in the fourth quarter of 2004 was offset by charitable foundation expense which was higher than historical levels and other accrual adjustments that amounted to approximately $6.8 million.

During 2004, Metavante sold its small business 401k Retirement Plan Services operations. In conjunction with an expanded processing relationship, Metavante also sold the direct customer base of Paytrust.com in 2004. These transactions resulted in an aggregate pre-tax loss of approximately $7.1 million.

During 2004, the Corporation issued 3.6 million shares of its common stock in a public offering that resulted in net proceeds to the Corporation of approximately $149.9 million. Also during 2004, the Corporation issued $400 million of equity units (referred to as Common SPACESSM) that resulted in net proceeds to the Corporation of approximately $389.2 million. Each Common SPACES consists of (i) a stock purchase contract under which the investor agrees to purchase for $25.00, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital

Trust B (also referred to as the STACKSSM) with each share having an initial liquidation value of $1,000. The stock purchase date is expected to be August 15, 2007 but could be deferred for quarterly periods until August 15, 2008. On the stock purchase date, the number of shares of common stock the Corporation will issue upon settlement of the stock purchase contracts depends on the applicable market value per share of the Corporation’s common stock, which will be determined just prior to the stock purchase date, and other factors. The Corporation estimates that it will issue approximately 8.7 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts. The proceeds from these issuances together with proceeds from the issuance of $600.0 million of senior notes were used for general corporate purposes, including maintaining capital at desired levels and providing long-term financing for the acquisitions completed by Metavante in 2004.

During 2004, the Corporation’s Banking segment prepaid and retired certain higher cost long-term debt and terminated some related receive floating / pay fixed interest rate swaps designated as cash flow hedges. The total debt retired amounted to $355.0 million and the charge to earnings amounted to a loss of $6.9 million.

Net Interest Income

Net interest income, which is the difference between interest earned on earning assets and interest owed on interest bearing liabilities, represented approximately 43.8% of the Corporation’s source of revenues in 2006.

Net interest income in 2006 amounted to $1,490.3 million compared with net interest income of $1,265.2 million in 2005, an increase of $225.1 million or 17.8%. Both acquisition-related and organic loan growth, as well as the growth in noninterest bearing and other bank issued deposits, were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with acquisitions by the Banking segment and Metavante in 2006, common stock buybacks and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products in response to increasing interest rates.

Average earning assets in 2006 amounted to $46.5 billion compared to $38.2 billion in 2005, an increase of $8.3 billion or 21.6%. Increases in average loans and leases accounted for 89.2% of the growth in average earning assets.

Average interest bearing liabilities increased $7.7 billion or 23.8% in 2006 compared to 2005. Approximately $5.1 billion or 66.3% of the growth in average interest bearing liabilities was attributable to interest bearing deposits and $1.9 billion or 24.4% of the growth in average interest bearing liabilities was attributable to long term borrowings.

Average noninterest bearing deposits increased $0.4 billion or 7.9% in 2006 compared to the prior year.

Net interest income in 2005 amounted to $1,265.2 million compared with net interest income of $1,160.6 million in 2004, an increase of $104.6 million or 9.0%. Loan growth and the growth in noninterest bearing and other bank-issued deposits were the primary contributors to the increase in net interest income. Net interest income in 2005 was negatively affected by lower loan spreads and the interest expense associated with debt issued in the third quarter of 2004 to fund Metavante’s acquisitions.

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

Average noninterest bearing deposits increased $0.4 billion or 7.8% in 2005 compared to 2004.

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Commercial:
Commercial	$11,175.4	$8,954.6	$7,621.0	24.8%	17.5%
Commercial real estate:
Commercial mortgages	10,345.6	8,575.8	7,658.2	20.6	12.0
Construction	2,793.0	1,412.8	1,097.4	97.7	28.7

Total commercial real estate	13,138.6	9,988.6	8,755.6	31.5	14.1
Commercial lease financing	516.2	439.4	397.0	17.5	10.7

Total commercial	24,830.2	19,382.6	16,773.6	28.1	15.6
Personal:
Residential real estate:
Residential mortgages	5,735.9	4,239.5	2,855.3	35.3	48.5
Construction	2,394.3	1,513.0	839.8	58.2	80.2

Total residential real estate	8,130.2	5,752.5	3,695.1	41.3	55.7
Consumer loans:
Student	68.6	79.4	87.2	(13.6)	(8.9)
Credit card	239.9	223.6	224.0	7.3	(0.2)
Home equity loans and lines	4,539.6	4,987.9	4,764.8	(9.0)	4.7
Other	1,174.6	1,222.5	1,321.3	(3.9)	(7.5)

Total consumer loans	6,022.7	6,513.4	6,397.3	(7.5)	1.8
Personal lease financing	145.3	127.9	155.5	13.6	(17.7)

Total personal	14,298.2	12,393.8	10,247.9	15.4	20.9

Total consolidated average loans and leases	$39,128.4	$31,776.4	$27,021.5	23.1%	17.6%

Average loans and leases increased $7.4 billion or 23.1% in 2006 compared to 2005. Excluding the effect of the Banking acquisitions, total consolidated average loan and lease organic growth was 12.7% in 2006 compared to 2005. Approximately $2.9 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.5 billion of the growth was organic. Of the $2.9 billion of average growth attributable to the banking acquisitions, $2.1 billion was attributable to average commercial real estate loans, $0.6 billion was attributable to average commercial loans and leases and the remainder was primarily attributable to average residential real estate loans. Of the $4.5 billion of average loan and lease organic growth, $1.7 billion was attributable to average commercial loans and leases, $1.1 billion was attributable to average commercial real estate loans, and $2.2 billion was attributable to residential real estate loans. Average home equity loans and lines decreased $0.4 billion in 2006 compared to 2005.

Management attributes the strong loan growth in 2006 to the strength of the local economies in the markets the Corporation serves, new business and continued customer satisfaction. Management expects that organic commercial loan growth (as a percentage) will moderate slightly from 2006 growth levels and will reach the low double digits in 2007. The basis for this expectation includes continued success in attracting new customers in all of the Corporation’s markets and continued modest economic growth in the primary markets that the Corporation serves. Recently the Corporation has experienced some declines in the construction market for both commercial and residential developers, and to some extent throughout the commercial real estate business. Based on recent trends, management expects mid single digit growth in 2007 for commercial real estate loans.

Home equity loans and lines, which include M&I’s wholesale activity, continue to be the primary consumer loan products. Average home equity loans and lines declined $0.4 billion or 9.0% in 2006 compared to 2005. This trend is consistent with what is occurring in many parts of the country. The softer home equity market, combined with the Corporation’s continued sales of certain loans at origination, which is partly in response to the Corporation’s demand for home equity products with higher loan-to-value characteristics, will continue to affect balance sheet organic loan growth. Management does not expect this trend to change in the near term.

The Corporation sells some of its residential real estate loan production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. Residential real estate loans originated and sold to the secondary market amounted to $2.3 billion in 2006 compared to $2.4 billion in 2005. At December 31, 2006, residential mortgage loans held for sale amounted to $139.3 million. Gains from the sale of mortgage loans amounted to $47.3 million in 2006 compared to $47.1 million in 2005.

Auto loans securitized and sold amounted to $0.5 billion in each of 2006 and 2005. Net losses from the sale and securitization of auto loans, including write-downs of auto loans held for sale, amounted to $0.1 million in 2006 compared to $2.0 million in 2005. See Note 10 in Notes to Consolidated Financial Statements for further discussion of the Corporation’s securitization activities. At December 31, 2006, auto loans held for sale amounted to $83.4 million.

The Corporation anticipates that it will continue to divest of selected assets through sale or securitization in future periods.

Average loans and leases increased $4.8 billion or 17.6% in 2005 compared to 2004. Total average commercial loan and lease growth amounted to $2.6 billion. Total average commercial loan growth in 2005 compared to 2004 consisted of average commercial real estate and commercial real estate construction loan growth which contributed $1.2 billion and average commercial loan growth which contributed $1.4 billion. Total average personal loan growth amounted to $2.2 billion in 2005 compared to 2004. This growth was driven primarily by growth in residential real estate loans that consist primarily of traditional three and five year ARMs (adjustable rate mortgages), balloon mortgage loans and construction loans. Total average residential real estate loans grew by $2.1 billion in 2005 compared to 2004. Average home equity loans and lines increased $0.2 billion in 2005 compared to 2004.

Home equity loans and lines, which include the Corporation’s wholesale activity, continue to be the primary consumer loan products. Home equity loan and line production in 2005 continued to be strong. The rate of growth in home equity loans and lines in 2005 compared to 2004 was affected by the amount of loans sold at origination and increased prepayment activity on the Corporation’s wholesale home equity products. The proportion of loans sold at origination significantly increased in 2005 compared to 2004 in response to the increased demand for home equity products with higher loan-to-value characteristics.

The Corporation sells some of its residential real estate loan production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. Residential real estate loans originated and sold to the secondary market amounted to $2.4 billion in 2005 compared to $1.6 billion in 2004. At December 31, 2005, mortgage loans held for sale amounted to $198.7 million. Gains from the sale of mortgage loans amounted to $47.1 million in 2005 compared to $28.9 million in 2004.

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

The growth and composition of the Corporation’s consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

				Percent Growth
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Bank issued deposits:
Noninterest bearing:
Commercial	$3,825.3	$3,480.6	$3,210.5	9.9%	8.4%
Personal	961.3	940.8	897.1	2.2	4.9
Other	548.9	521.4	478.0	5.3	9.1

Total noninterest bearing	5,335.5	4,942.8	4,585.6	7.9	7.8

Interest bearing:
Activity accounts:
Savings and NOW	3,031.5	3,096.2	3,388.4	(2.1)	(8.6)
Money market	7,482.5	5,980.1	5,675.6	25.1	5.4
Foreign activity	1,154.3	951.0	896.7	21.4	6.1

Total activity accounts	11,668.3	10,027.3	9,960.7	16.4	0.7

Time deposits:
Other CDs and time	4,496.8	3,048.1	2,632.7	47.5	15.8
CDs $100,000 and over	2,832.5	1,362.3	751.4	107.9	81.3

Total time deposits	7,329.3	4,410.4	3,384.1	66.2	30.3

Total interest bearing	18,997.6	14,437.7	13,344.8	31.6	8.2

Total bank issued deposits	24,333.1	19,380.5	17,930.4	25.6	8.1

Wholesale deposits:
Money market	814.7	1,073.1	499.8	(24.1)	114.7
Brokered CDs	5,011.1	4,641.1	4,582.8	8.0	1.3
Foreign time	1,429.9	1,006.8	974.9	42.0	3.3

Total wholesale deposits	7,255.7	6,721.0	6,057.5	8.0	11.0

Total consolidated average deposits	$31,588.8	$26,101.5	$23,987.9	21.0%	8.8%

Average total bank issued deposits increased $4.9 billion or 25.6% in 2006 compared to 2005. Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 9.6% in 2006 compared to 2005. Approximately $2.3 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $2.6 billion of the growth was organic. Of the $2.3 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $0.7 billion was attributable to average interest bearing activity deposits and $1.3 billion was attributable to average time deposits. Of the $2.6 billion of average bank issued deposit organic growth, $0.1 billion was attributable to average noninterest bearing deposits, $0.9 billion was attributable to average interest bearing activity deposits and $1.6 billion was attributable to average time deposits.

Noninterest deposit balances tend to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year. A portion of the noninterest balances, especially commercial balances, is sensitive to the interest rate environment. Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase. As interest rates have risen, the Corporation has increasingly been able to competitively price deposit products which has contributed to the growth in average interest bearing bank issued deposits and average bank issued time deposits. The interest rate environment in 2006 resulted in a shift in the bank issued deposit mix. In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost money market and time deposit products. However, new customer balances have resulted in less reliance on wholesale funding sources in 2006. Management expects these trends to continue.

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

Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. The Corporation continues to make use of wholesale funding alternatives. These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Average wholesale deposits increased $0.5 billion in 2006 compared to 2005. Average wholesale deposits in 2006 include $0.4 billion of average wholesale deposits that were assumed in the 2006 banking acquisitions.

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

Average wholesale deposits increased $0.7 billion in 2005 compared to 2004.

During 2006, the Corporation’s lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”) issued $250.0 million of fixed rate senior notes. In addition, M&I Bank issued $900.0 million of floating rate senior notes during 2006. New Federal Home Loan Bank (“FHLB”) advances in 2006 consisted of $550.0 million of fixed rate advances and $500.0 million of floating rate advances. In December 2006, $1.0 billion of existing senior bank notes (puttable reset securities) were remarketed. During 2006 the Corporation issued $250.0 million of senior notes. The interest rates used to determine interest on floating rate senior notes and floating rate FHLB advances are indexed to the London Interbank Offered Rate (“LIBOR”). During 2006, $198.4 million of the Corporation’s fixed rate Series E notes and $727.0 million of FHLB advances matured. At December 31, 2006 long-term borrowings assumed by the Corporation in the banking acquisitions consisted of $30.0 million of subordinated debt and $99.0 million of subordinated debt associated with four separate issuances of trust preferred securities.

During 2005, M&I Bank issued $1,150.0 million of fixed rate senior notes with a weighted average interest rate of 4.21%. In addition, M&I Bank issued $1,225.0 million of floating rate senior notes and issued $350.0 million of fixed rate subordinated notes at an interest rate of 4.85%. New FHLB floating rate advances in 2005 amounted to $550.0 million. In December 2005, $1.0 billion of existing senior bank notes (puttable reset securities) were remarketed. The interest rates used to determine interest on floating rate senior notes and floating rate FHLB advances are indexed to LIBOR. During 2005, $100.5 million of the Corporation’s Series E notes with a weighted average interest rate of 1.75% and $450.0 million of M&I Bank’s FHLB advances with a weighted average interest rate of 1.90% matured.

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

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 3.27% in 2006 compared to 3.40% in 2005, a decrease of 13 basis points. The yield on average earning assets was 6.97% in 2006 compared to 5.97% in 2005, an increase of 100 basis points. The cost of interest bearing liabilities was 4.31% in 2006 compared to 3.04% in 2005, an increase of 127 basis points.

The net interest margin FTE as a percent of average earning assets was 3.40% in 2005 compared to 3.61% in 2004, a decrease of 21 basis points. The Corporation estimates that the additional interest expense associated with the $1.0 billion of debt issued in late July 2004 to finance Metavante’s 2004 acquisitions lowered the net interest margin FTE by approximately 11 basis points in 2005. Unlike a bank acquisition or loan growth, where the primary source of revenue is interest income, the revenue impact of Metavante’s acquisitions is reported in other income and is not a component of the net interest margin statistic. The yield on average earning assets was 5.97% in 2005 compared to 5.23% in 2004, an increase of 74 basis points. The cost of interest bearing liabilities was 3.04% in 2005 compared to 1.93% in 2004, an increase of 111 basis points.

Like the industry in general, there were many factors that presented a challenge to the net interest margin in 2006. Some of these factors included tightening loan spreads, the movement of new and existing deposits into higher yielding products, loan growth that exceeded the Corporation’s ability to generate lower cost deposits and an interest rate environment characterized by an inverted yield curve. Management continues to believe that slight margin contraction is more likely than margin expansion. As a result, the net interest margin FTE as a percent of average earning assets could continue to have modest downward pressure, a few basis points per quarter, in the near term. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes and various other factors.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2006			2005			2004
	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/Paid	Average Yield or Cost (3)
Loans and leases (1)(2)	$39,128,418	$2,857,956	7.30%	$31,776,383	$1,961,504	6.17%	$27,021,498	$1,435,390	5.31%
Investment securities:
Taxable	5,687,763	277,938	4.80	4,847,722	214,537	4.41	4,672,741	200,107	4.30
Tax-exempt (1)	1,303,872	89,865	6.97	1,334,793	95,001	7.26	1,199,139	88,425	7.53
Federal funds sold and security resale agreements	227,082	11,546	5.08	153,701	5,347	3.48	53,675	857	1.60
Trading securities (1)	45,559	659	1.45	26,922	240	0.89	22,297	281	1.26
Other short-term investments	76,549	4,590	6.00	83,477	3,328	3.99	117,382	1,540	1.31

Total interest earning assets	46,469,243	3,242,554	6.97%	38,222,998	2,279,957	5.97%	33,086,732	1,726,600	5.23%
Cash and due from banks	1,023,782			966,078			835,391
Premises and equipment, net	550,514			458,179			448,134
Other assets	5,013,949			3,999,172			3,152,745
Allowance for loan and lease losses	(406,390)			(362,886)			(360,408)

Total assets	$52,651,098			$43,283,541			$37,162,594

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$11,668,328	$386,449	3.31%	$10,027,250	$192,441	1.92%	$9,960,645	$77,621	0.78%
Bank issued time deposits	7,329,307	322,280	4.40	4,410,456	141,530	3.21	3,384,120	82,938	2.45

Total bank issued deposits	18,997,635	708,729	3.73	14,437,706	333,971	2.31	13,344,765	160,559	1.20
Wholesale deposits	7,255,647	349,984	4.82	6,720,964	210,949	3.14	6,057,542	115,543	1.91

Total interest bearing deposits	26,253,282	1,058,713	4.03	21,158,670	544,920	2.58	19,402,307	276,102	1.42
Short-term borrowings	3,638,180	186,863	5.14	2,925,642	106,333	3.63	2,908,168	61,256	2.11
Long-term borrowings	10,071,717	476,625	4.73	8,193,001	330,144	4.03	5,329,571	196,440	3.69

Total interest bearing liabilities	39,963,179	1,722,201	4.31%	32,277,313	981,397	3.04%	27,640,046	533,798	1.93%
Noninterest bearing deposits	5,335,539			4,942,803			4,585,628
Other liabilities	1,751,474			1,706,111			1,372,677
Shareholders’ equity	5,600,906			4,357,314			3,564,243

Total liabilities and shareholders’ equity	$52,651,098			$43,283,541			$37,162,594

Net interest income		$1,520,353			$1,298,560			$1,192,802

Net yield on interest earning assets			3.27%			3.40%			3.61%

Notes:

(1)	FTE, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.
(3)	Based on average balances excluding fair value adjustments for available for sale securities.

Analysis of Changes in Interest Income and Interest Expense

The effects on interest income and interest expense due to volume and rate changes in 2006 and 2005 are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2006 versus 2005			2005 versus 2004
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)
Interest on earning assets:
Loans and leases (1)	$453,621	$442,831	$896,452	$252,484	$273,630	$526,114
Investment securities:
Taxable	40,564	22,837	63,401	9,203	5,227	14,430
Tax-exempt (1)	(1,427)	(3,709)	(5,136)	10,124	(3,548)	6,576
Federal funds sold and security resale agreements	2,554	3,645	6,199	1,600	2,890	4,490
Trading securities (1)	166	253	419	58	(99)	(41)
Other short-term investments	(276)	1,538	1,262	(444)	2,232	1,788
Total interest income change	$497,735	$464,862	$962,597	$270,606	$282,751	$553,357

Expense on interest bearing liabilities:
Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$31,509	$162,499	$194,008	$520	$114,300	$114,820
Bank issued time deposits	93,695	87,055	180,750	25,145	33,447	58,592
Total bank issued deposits	105,334	269,424	374,758	13,115	160,297	173,412
Wholesale deposits	16,789	122,246	139,035	12,671	82,735	95,406
Total interest bearing deposits	131,441	382,352	513,793	24,940	243,878	268,818
Short-term borrowings	25,865	54,665	80,530	369	44,708	45,077
Long-term borrowings	75,712	70,769	146,481	105,661	28,043	133,704
Total interest expense change	$233,650	$507,154	$740,804	$89,499	$358,100	$447,599

Notes:

(1)	FTE, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following tables present comparative credit quality information as of and for the year ended December 31, 2006, as well as selected comparative years:

Consolidated Credit Quality Information

December 31, ($000’s)

	2006	2005	2004	2003	2002
Nonperforming Assets by Type
Loans and Leases:
Nonaccrual	$264,890	$134,718	$127,722	$166,387	$188,232
Renegotiated	125	143	236	278	326
Past Due 90 Days or More	2,991	5,725	4,405	6,111	5,934

Total Nonperforming Loans and Leases	268,006	140,586	132,363	172,776	194,492
Other Real Estate Owned	25,452	8,869	8,056	13,235	8,692

Total Nonperforming Assets	$293,458	$149,455	$140,419	$186,011	$203,184

Allowance for Loan and Lease Losses	$420,610	$363,769	$358,110	$349,561	$338,409

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	0.10%	0.12%	0.11%	0.21%	0.21%
Total Nonperforming Loans and Leases to Total Loans and Leases	0.64	0.41	0.45	0.69	0.81
Total Nonperforming Assets to Total Loans And Leases and Other Real Estate Owned	0.70	0.44	0.48	0.74	0.85
Allowance for Loan and Lease Losses to Total Loans and Leases	1.00	1.06	1.21	1.39	1.42
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	157	259	271	202	174

Major Categories of Nonaccrual Loans and Leases ($000’s)

	December 31, 2006			December 31, 2005
	Nonaccrual	% of Loan Type	% of Nonaccrual	Nonaccrual	% of Loan Type	% of Nonaccrual
Commercial and Lease Financing	$51,974	0.4%	19.6%	$45,269	0.4%	33.6%

Real Estate
Construction and Land Development	71,298	1.2	26.9	913	—	0.7
Commercial Real Estate	57,705	0.5	21.8	31,184	0.4	23.1
Residential Real Estate	82,675	0.8	31.2	55,442	0.6	41.2

Total Real Estate	211,678	0.8	79.9	87,539	0.4	65.0
Personal	1,238	0.1	0.5	1,910	0.1	1.4

Total	$264,890	0.6%	100.0%	$134,718	0.4%	100.0%

Allocation of the Allowance for Loan and Lease Losses ($000’s)

	December 31, 2006		December 31, 2005		December 31, 2004
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$251,475	28.7%	$222,078	28.0%	$244,042	28.7%
Real Estate
Residential Mortgage	20,454	31.9	12,921	34.9	12,311	32.6
Commercial Mortgage	83,510	34.2	63,813	30.5	49,965	31.7
Personal	18,434	3.5	24,153	4.7	14,252	5.2
Lease Financing	46,737	1.7	40,804	1.9	37,540	1.8

Total	$420,610	100.0%	$363,769	100.0%	$358,110	100.0%

	December 31, 2003		December 31, 2002
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$237,510	28.2%	$234,980	28.7%
Real Estate
Residential Mortgage	28,369	29.9	35,518	28.9
Commercial Mortgage	37,013	32.7	22,141	31.3
Personal	18,213	6.9	18,394	7.8
Lease Financing	28,456	2.3	27,376	3.3

Total	$349,561	100.0%	$338,409	100.0%

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2006	2005	2004	2003	2002
Allowance for Loan and Lease Losses at Beginning of Year	$363,769	$358,110	$349,561	$338,409	$268,198
Provision for Loan and Lease Losses	50,551	44,795	37,963	62,993	74,416
Allowance of Banks and Loans Acquired	45,258	—	27	—	39,813

Loans and Leases Charged-off:
Commercial	16,280	21,540	16,775	17,689	23,003
Real Estate—Construction	10,862	68	33	57	94
Real Estate—Mortgage	11,878	21,147	13,259	15,192	10,681
Personal	14,547	15,580	12,821	12,100	12,265
Leases	1,863	1,189	7,967	24,625	9,246

Total Charge-offs	55,430	59,524	50,855	69,663	55,289

Recoveries on Loans and Leases:
Commercial	6,910	11,758	12,631	8,736	3,819
Real Estate—Construction	82	1	2	88	96
Real Estate—Mortgage	2,603	2,741	3,887	4,278	2,462
Personal	4,247	3,069	3,327	3,058	3,053
Leases	2,620	2,819	1,567	1,662	1,841

Total Recoveries	16,462	20,388	21,414	17,822	11,271

Net Loans and Leases Charged-off	38,968	39,136	29,441	51,841	44,018

Allowance for Loan and Lease Losses at End of Year	$420,610	$363,769	$358,110	$349,561	$338,409

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”). The amount of nonperforming assets is affected by acquisitions accounted for under the purchase method of accounting. The assets and liabilities, including the nonperforming assets, of the acquired entities are included in the Corporation’s consolidated balance sheets from the date the business combination is completed, which impacts period-to-period comparisons.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $25.5 million, $8.9 million and $8.1 million at December 31, 2006, 2005 and 2004, respectively. Approximately $15.3 million or 92.4% of the increase at December 31, 2006 compared to December 31, 2005 is attributable to construction and land development and residential real estate properties acquired in partial or total satisfaction of problem loans.

Nonperforming loans and leases consist of nonaccrual, renegotiated or restructured loans, and loans and leases that are delinquent 90 days or more and still accruing interest. The balance of nonperforming loans and leases are affected by acquisitions and may be subject to fluctuation based on the timing of cash collections, renegotiations and renewals.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual. Exceptions to this rule are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral. In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.

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

At December 31, 2006, nonperforming loans and leases amounted to $268.0 million or 0.64% of consolidated loans and leases compared to $140.6 million or 0.41% at December 31, 2005 and $132.4 million or 0.45% at December 31, 2004. Nonperforming loans associated with the banking acquisitions amounted to $61.6 million or approximately 23.0% of total nonperforming loans at December 31, 2006. Nonaccrual loans and leases increased $130.2 million at year-end 2006 compared to year-end 2005. The net increase was primarily due to increases in all types of nonaccrual real estate loans.

Delinquency can be an indicator of potential problem loans and leases. At December 31, 2006, loans and leases past due 60-89 days and still accruing interest amounted to $89.1 million or 0.21% of total loans and leases outstanding compared to $33.0 million or 0.10% of total loans and leases outstanding at December 31, 2005 and $19.4 million or 0.07% of total loans and leases outstanding at December 31, 2004. Approximately 93.1% of the increase in loans and leases past due 60-89 days at December 31, 2006 compared to December 31, 2005 was attributable to all types of real estate loans.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current, but which management believes could possibly be classified as nonperforming in the near future. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. At December 31, 2006, such loans amounted to $109.1 million or 0.26% of total loans and leases outstanding compared to $61.3 million or 0.18% of total loans and leases outstanding at December 31, 2005 and $72.4 million 0.25% of total loans and leases outstanding at December 31, 2004.

The increase in nonperforming assets and past due loans and leases reflects the effects of the recent slowdown in the housing market. This housing-related stress has been experienced in all of the Corporation’s markets and includes both core and acquired loans. The Corporation believes that its risk at the individual loan level remains relatively modest. The Corporation has been very aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed strategies to work through this housing-related stress.

Net charge-offs amounted to $39.0 million or 0.10% of average loans and leases in 2006 compared with $39.1 million or 0.12% of average loans and leases in 2005 and $29.4 million or 0.11% of average loans and leases in 2004.

Net charge-offs in 2006 continued to be below the Corporation’s five year historical average of net charge-offs. The ratio of net charge-offs to average loans and leases to some extent reflects a higher than normal level of recoveries. However, the ratio of recoveries to charge-offs in 2006 trended closer to average historical experience. Although positive resolutions continue to be achieved on prior charge-offs, recoveries are expected to continue to trend downwards. Management expects net charge-offs to be more in the range of 0.15% to 0.20% and nonperforming loans and leases as a percent of total loans and leases to range from current levels to 0.75%. Negative economic events, an adverse development in industry segments within the portfolio or deterioration of a large loan or lease could also have significant adverse impacts on the actual loss levels.

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $50.6 million in 2006. By comparison, the provision for loan and lease losses amounted to $44.8 million and $38.0 million in 2005 and 2004, respectively. The provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. The ratio of the allowance for loan and lease losses to total loans and leases was 1.00% at December 31, 2006 compared to 1.06% at December 31, 2005 and 1.21% at December 31, 2004.

Other Income

Total other income amounted to $1,915.4 million in 2006 compared to $1,716.3 million in 2005, an increase of $199.1 million or 11.6%. As previously discussed, total other income in 2006 includes a loss of $18.4 million from applying fair value accounting (versus hedge accounting) to interest rate swaps associated with transactions that did not qualify for hedge accounting. Excluding that loss, total other income amounted to $1,933.8 million in 2006 compared to $1,716.3 million in 2005, an increase of $217.5 million or 12.7%. Data processing services revenue and wealth management revenue were the primary contributors to the growth in other income in 2006 compared to 2005. That growth was offset by lower investment securities gains in 2006 compared to the prior year.

Total data processing services external revenue (Metavante) amounted to $1,382.7 million in 2006 compared to $1,185.0 million in 2005, an increase of $197.7 million or 16.7%. Revenue growth continued throughout this segment driven by revenue associated with acquisitions, higher transaction volumes in core processing activity, payment processing and electronic banking and an increase in healthcare eligibility and payment card production. Revenue associated with the two acquisitions completed in 2006 and a full year of revenue from the six acquisitions completed in 2005 contributed a significant portion of the revenue growth in 2006 compared to 2005. The acquisition-related revenue growth includes cross-sales of acquired products to customers across the entire segment. Metavante estimates that total revenue growth (internal and external) for the year ended December 31, 2006 compared to the year ended December 31, 2005 excluding the acquisitions (“organic revenue growth”), was approximately 7.0%. To determine the estimated organic growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year. Total buyout revenue, which varies from period to period, increased $9.4 million in 2006 compared to 2005.

Management expects Metavante’s total revenue (internal and external) in 2007 to be in the range of $1.60 billion to $1.64 billion with margins maintained at levels similar to those achieved in 2006. In any given year there is some customer attrition due to banking consolidations. In addition, due to the focus of some of the acquired companies on software sales and the retail marketplace, revenue tends to be more cyclical and seasonal in nature especially in the fourth quarter. Management expects these trends to continue.

Wealth management revenue was $221.6 million in 2006 compared to $191.7 million in 2005, an increase of $29.9 million or 15.6%. Wealth management revenue attributable to the previously reported January 3, 2006 acquisition of certain assets of FirstTrust Indiana and the acquisition of the wealth management products and services from Gold Banc amounted to $3.8 million and $3.7 million, respectively. Continued success in the cross-selling and integrated delivery initiatives, improved investment performance and improving results in institutional sales efforts and outsourcing activities were the primary contributors to the remaining revenue growth over the respective year. Assets under management were $22.5 billion at December 31, 2006 compared to $18.9 billion at December 31, 2005, an increase of $3.6 billion or 19.2%. Assets under administration increased by $12.7 billion or 15.3% and amounted to $95.5 billion at December 31, 2006.

Service charges on deposits amounted to $99.6 million in 2006 compared to $94.0 million in 2005, an increase of $5.6 million or 6.0%. The Banking acquisitions contributed $6.4 million of service charges on deposits in 2006. A portion of this source of fee income is sensitive to changes in interest rates. In a rising rate environment, customers that pay for services by maintaining eligible deposit balances receive a higher earnings credit that results in lower fee income. Excluding the effect of the banking acquisitions, lower service charges on deposits associated with commercial demand deposits accounted for the majority of the decline in revenue in 2006 compared to 2005.

Total mortgage banking revenue was $52.4 million in 2006 compared with $50.5 million in 2005, an increase of $1.9 million or 3.8%. During 2006, the Corporation sold $2.3 billion of residential mortgage and home equity loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.8 million. During 2005, the Corporation sold $2.4 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.9 million. At December 31, 2006, the carrying value of mortgage servicing rights was insignificant.

Net investment securities gains amounted to $9.7 million in 2006 compared to $45.5 million in 2005. Net gains associated with the Corporation’s Capital Markets Group investments amounted to $4.6 million in 2006 compared to $32.3 million in 2005. During 2005, the Corporation realized a gain of $6.6 million due to an equity investment that the Corporation liquidated in a cash tender offer. During the first quarter of 2005, the Corporation’s Banking segment’s investment in certain membership interests of PULSE was liquidated due to a change in control. The cash received resulted in a gain of $5.6 million.

As previously discussed, Derivative losses – discontinued hedges that amounted to $18.4 million in 2006, represent the mark-to-market adjustments associated with certain interest rate swaps. Based on expanded interpretations of the accounting standard for derivatives and hedge accounting, specifically hedge designation under the “matched-terms” method, it was determined that certain transactions did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the interest rate swaps was recorded in earnings with no corresponding offset to the hedged items or accumulated other comprehensive income. The affected interest rate swaps were terminated in 2006 in order to avoid future earnings volatility due to mark-to-market accounting. Management believes the changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

Other noninterest income amounted to $138.8 million in 2006 compared to $122.5 million in 2005, an increase of $16.3 million or 13.3%. The banking acquisitions contributed approximately $1.2 million to the year-over-year growth in other noninterest income. Card related fees (credit, debit, ATM and stored value) increased $10.5 million in 2006 compared to 2005. Trading and investment commissions and fees and lower auto securitization losses increased other noninterest income by $9.9 million in 2006 compared to 2005. Other noninterest income in 2005 includes gains from the sale of certain trust custody businesses and gains from branch divestitures that aggregated $5.1 million.

Total other income amounted to $1,716.3 million in 2005 compared to $1,417.9 million in 2004, an increase of $298.4 million or 21.0%. Data processing services revenue accounted for 84.1% of the growth in total other income in 2005 compared to 2004. Wealth management revenue, mortgage banking revenue, other commissions and fees and investment securities gains also contributed to growth in total other income in 2005 compared to 2004.

Total data processing services external revenue amounted to $1,185.0 million in 2005 compared to $934.1 million in 2004, an increase of $250.9 million or 26.9%. Revenue growth throughout this segment was driven by revenue associated with acquisitions, higher transaction volumes in core processing activity, payment processing and electronic banking and an increase in healthcare eligibility and payment card production. Revenue associated with the six acquisitions completed in 2005 and a full year of revenue from the six acquisitions completed in 2004 contributed a significant portion of the revenue growth in 2005 compared to 2004. The acquisition-related revenue growth includes cross-sales of acquired products to customers across the entire segment. Total buyout revenue, which varies from period to period, amounted to $9.7 million in 2005 compared to $8.8 million in 2004.

Wealth management revenue was $191.7 million in 2005 compared to $175.1 million in 2004, an increase of $16.6 million or 9.5%. Revenue growth associated with trust services was the primary contributor to the revenue growth in wealth management revenue in 2005 compared to 2004. Assets under management were $18.9 billion at December 31, 2005 compared to $18.3 billion at December 31, 2004, an increase of $0.6 billion or 3.3%. On an average basis, assets under management increased approximately $1.2 billion or 6.9% in 2005 compared to 2004. Assets under administration increased by $6.9 billion or 9.1% and amounted to $82.8 billion at December 31, 2005. Sales activity emphasizing cross-selling, integrated delivery and account retention continued to drive revenue growth in 2005.

Total mortgage banking revenue was $50.5 million in 2005 compared with $34.7 million in 2004, an increase of $15.8 million or 45.6%. The increase in gains from the sale of residential mortgage and home equity loans was the primary contributor to the increase in mortgage banking revenue. During 2005, the Corporation sold $2.4 billion of residential mortgage and home equity loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $0.9 million. During 2004, the Corporation sold $1.6 billion of loans to the secondary market. Retained interests in the form of mortgage servicing rights amounted to $1.4 million. At December 31, 2005, the carrying value of mortgage servicing rights was insignificant.

Net investment securities gains amounted to $45.5 million in 2005 compared to $35.3 million in 2004. During 2005, net gains associated with the Corporation’s Capital Markets Group investments amounted to $32.3 million. Approximately $29.4 million of the net gain in 2005 was from a net realized gain recognized due to the sale of an entity associated with the investment in an independent private equity and venture capital partnership. The Corporation realized a gain of $6.6 million due to an equity investment that the Corporation liquidated in a cash tender offer. During the first quarter of 2005, the Corporation’s Banking segment’s investment in certain membership interests of PULSE was liquidated due to a change in control. The cash received resulted in a gain of $5.6 million. During 2004, net gains associated with the Corporation’s Capital Markets Group investments amounted to $34.6 million. Approximately $34.1 million of the net gain in 2004 was from a net gain recognized in the fourth quarter of 2004 from an investment in an independent private equity and venture capital partnership.

Other noninterest income amounted to $122.5 million in 2005 compared to $112.5 million in 2004, an increase of $10.0 million or 8.8%. Other income in 2005 includes gains from the sale of certain trust custody businesses and gains from branch divestitures that aggregated $5.1 million.

Other Expense

Total other expense amounted to $2,159.5 million in 2006 compared to $1,879.0 million in 2005, an increase of $280.5 million or 14.9%.

The Metavante, Banking and wealth management acquisitions (“acquisitions”) had a significant impact on the year-to-year comparability of operating expenses in 2006 compared to 2005. Approximately $201.6 million of the 2006 versus 2005 operating expense growth was attributable to the acquisitions. As all acquisitions were accounted for using the purchase method of accounting, the operating expenses of the acquired entities are included in the consolidated operating expenses from the dates the acquisitions were completed. Operating expenses associated with acquisitions completed in 2005 are reflected for the full year in 2006 as opposed to a partial year in 2005. Acquisitions completed in 2006 directly affect the current year but have no impact on the prior year.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by dividing total other expense by the sum of total other income (including Capital Markets Group-related investment gains but excluding other securities gains and losses and excluding derivative losses-discontinued hedges) and net interest income FTE. The Corporation’s efficiency ratios for the years ended December 31, 2006, 2005, and 2004 were:

Efficiency Ratios	2006	2005	2004
Consolidated Corporation	62.6%	62.6%	62.4%
Consolidated Corporation Excluding Metavante	50.8	50.7	50.8

The Corporation estimates that its expense growth in 2006 compared to 2005, excluding the effect of the acquisitions was approximately $78.9 million or 4.3%.

Salaries and employee benefits expense amounted to $1,210.1 million in 2006 compared to $1,074.8 million in 2005, an increase of $135.3 million or 12.6%. Total expense for stock options and the ESPP amounted to $33.2 million in 2006 compared to $32.1 million in 2005. Salaries and benefits expense related to the acquisitions contributed approximately $79.3 million to the expense growth in 2006 compared to 2005.

Net occupancy and equipment expense amounted to $244.0 million in 2006 compared to $215.6 million in 2005, an increase of $28.4 million. Net occupancy and equipment expense related to the acquisitions contributed approximately $24.8 million to the expense growth in 2006 compared to 2005.

Software expenses amounted to $70.7 million in 2006 compared to $58.0 million in 2005, an increase of $12.7 million or 21.9%. Software expense related to the acquisitions contributed approximately $2.9 million to the expense growth in 2006 compared to 2005. Excluding the acquisitions, the Banking segment and Metavante were the primary contributors to the growth in software expenses in 2006 compared to 2005.

Processing charges amounted to $110.1 million in 2006 compared to $62.6 million in 2005, an increase of $47.5 million or 75.7%. Processing charges related to the acquisitions contributed approximately $38.0 million to the expense growth in 2006 compared to 2005. Excluding the acquisitions, Metavante was the primary contributor to the growth in processing charges in 2006 compared to 2005.

Supplies and printing expense, professional services expense and shipping and handling expense amounted to $176.6 million in 2006 compared to $149.8 million in 2005, an increase of $26.8 million or 17.9%. The acquisitions contributed approximately $18.6 million to the expense growth in 2006 compared to 2005. Excluding the acquisitions, the Banking segment and Metavante were the primary contributors to the growth in these expenses in 2006 compared to 2005.

Amortization of intangibles amounted to $45.4 million in 2006 compared to $31.1 million in 2005. Amortization of intangibles increased $15.8 million in 2006 compared to 2005 due to the acquisitions. Goodwill is subject to periodic tests for impairment. The Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2006 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit. At December 31, 2006, none of the Corporation’s other intangible assets were determined to have indefinite lives.

Other noninterest expense amounted to $302.6 million in 2006 compared to $287.2 million in 2005, an increase of $15.4 million or 5.4%. The acquisitions contributed approximately $21.1 million to the expense growth in 2006 compared to 2005. Excluding the impact of the acquisitions and the effect on other noninterest expense due to the capitalization of costs, net of amortization, associated with software development and data processing conversions which is discussed below, other noninterest expense growth in 2006 compared to 2005 was approximately $7.9 million or 3.0%.

Other expense is affected by the capitalization of costs, net of amortization, associated with software development and data processing conversions. A lower amount of capitalized software development costs and capitalized conversion costs net of their respective amortization, write-offs of software and the amortization associated with the software obtained in the acquisitions resulted in a net decrease in other noninterest expense of $13.6 million in 2006 compared to 2005.

Total other expense amounted to $1,879.0 million in 2005 compared to $1,628.7 million in 2004, an increase of $250.3 million or 15.4%.

The acquisitions by Metavante had a significant impact on the year-to-year comparability of operating expenses in 2005 compared to 2004. Approximately $182.1 million of the 2005 versus 2004 operating expense growth was attributable to the acquisitions.

The Corporation estimates that its expense growth in 2005 compared to 2004, excluding the effect of the acquisitions and the impact of the 2004 significant transactions previously discussed, was approximately $86.3 million or 5.7%.

Salaries and employee benefits expense amounted to $1,074.8 million in 2005 compared to $919.4 million in 2004, an increase of $155.4 million or 16.9%. Total expense for stock options and the ESPP amounted to $32.1 million in 2005 compared to $32.2 million in 2004. Salaries and benefits expense related to the Metavante acquisitions contributed approximately $92.8 million to the expense growth in 2005 compared to 2004. The remainder of the increase was primarily attributable to the Banking segment which reflects increased incentive compensation associated with loan and deposit growth and increased personnel to build out product lines in markets outside Wisconsin as well as increased personnel for de novo branch expansion.

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

Amortization of intangibles amounted to $31.1 million in 2005 compared to $27.9 million in 2004. Amortization and valuation reserves associated with mortgage servicing rights declined $1.3 million. At December 31, 2005, the carrying value of mortgage servicing rights amounted to $2.8 million. Amortization of intangibles increased $6.9 million in 2005 compared to 2004 due to Metavante’s acquisitions. For the year ended December 31, 2005, $0.4 million of goodwill was included in the determination of the gains associated with the sale of certain trust custody businesses and the gains from branch divestitures. Goodwill is subject to periodic tests for impairment. The Corporation has elected to perform its annual test for impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2005 and concluded that there was no impairment with respect to goodwill at any reporting unit. At December 31, 2005, none of the Corporation’s other intangible assets were determined to have indefinite lives.

Other noninterest expense amounted to $287.2 million in 2005 compared to $251.2 million in 2004, an increase of $36.0 million. The Metavante acquisitions contributed approximately $32.5 million to the expense growth in 2005 compared to 2004. Excluding the impact of the Metavante acquisitions, advertising, travel and card related expenses increased by $16.7 million in 2005 compared to 2004. As previously discussed, during 2004 the Corporation prepaid and retired certain higher cost long-term debt and terminated some related receive floating / pay fixed interest rate swaps designated as cash flow hedges resulting in a loss of $6.9 million. During 2004, Metavante sold its small business 401k Retirement Plan Services operations and also sold the direct customer base of Paytrust.com resulting in an aggregate loss of approximately $7.1 million. Charitable foundation expense amounted to $5.0 million in 2004.

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

Income Tax Provision

The provision for income taxes was $387.8 million in 2006, $351.5 million in 2005, and $306.0 million in 2004. The effective tax rate in 2006 was 32.4% compared to 33.2% in 2005 and 33.6% in 2004. The lower effective tax rate in 2006 reflects, in part, increased tax benefits from programs and activities that are eligible for federal income tax credits. Some of these programs and activities provide annual tax benefits in the form of federal income tax credits in future periods as long as the programs and activities continue to qualify under the federal tax regulations.

Reconciliation of Non-GAAP to GAAP Results

The Corporation has provided non-GAAP (Generally Accepted Accounting Principles) operating results for the year ended December 31, 2006, as a supplement to its GAAP financial results. The Corporation believes that these non-GAAP financial measures are useful because they allow investors to assess, on a consistent basis, the Corporation’s operating performance, exclusive of items management believes are not indicative of the operations of the Corporation such as the change in the accounting for derivatives. Management uses such non-GAAP financial measures to evaluate financial results and to establish operational goals. These non-GAAP financial measures should be considered a supplement to, and not a substitute for, financial measures determined in accordance with GAAP.

	Year Ended December 31, 2006
	Amount ($ in millions)	Per Diluted Share
Net Income	$807.8	$3.17
Net Derivative Losses - Discontinued Hedges (After-Tax)	12.0	0.05

Net Income as Adjusted :	$819.8	$3.22

Average Shareholders’ Equity	$5,601
Cumulative Net Derivative Losses – Discontinued Hedges (AfterTax)	23

Adjusted Average Shareholders’ Equity	$5,624

Based on Net Income as Adjusted:
Return on Assets	1.56%
Return on Equity	14.58%

Liquidity and Capital Resources

Shareholders’ equity was $6.15 billion or 10.9% of total consolidated assets at December 31, 2006, compared to $4.74 billion or 10.2% of total consolidated assets at December 31, 2005.

In conjunction with the adoption of Staff Accounting Bulletin No. 108 and the determination that certain interest rate swaps did not qualify for hedge accounting, the cumulative effect of adjusting the reported carrying amount of the affected assets, liabilities and accumulated other comprehensive income as of January 1, 2006 resulted in a net reduction to Shareholders’ equity of $18.0 million.

In the second quarter of 2006, the Corporation’s Board of Directors authorized an increase in the quarterly cash dividend paid on the Corporation’s common stock, from $0.24 per share to $0.27 per share, or 12.5%.

Shareholders’ equity at December 31, 2006 includes the effect of certain common stock issuances during the current year. During the first quarter of 2006, the Corporation issued 527,864 shares of its common stock valued at $23.2 million in conjunction with Metavante’s acquisition of AdminiSource Inc. and issued 385,192 shares of its common stock valued at $16.9 million to fund its 2005 obligations under its retirement and employee stock ownership plans. During the second quarter of 2006, the Corporation issued 13,672,665 shares of its common stock and exchanged fully vested stock options to purchase 119,816 of its common stock with a total value of $603.9 million in conjunction with the Corporation’s acquisition of Gold Banc. Also during the second quarter of 2006, the Corporation issued 3,069,328 shares of its common stock and exchanged fully vested stock options to purchase 412,317 of its common stock with a total value of $148.3 million in conjunction with the Corporation’s acquisition of Trustcorp.

The Corporation has a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock can be repurchased annually. During 2006, the Corporation repurchased 1.0 million shares at an aggregate cost of $41.8 million or an average price of $41.79 per common share. There were no purchases under the program in 2005.

At December 31, 2006, the net loss in accumulated other comprehensive income amounted to $17.5 million which represents a positive change in accumulated other comprehensive income of $19.7 million since December 31, 2005. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $22.0 million at December 31, 2006, compared to a net loss of $36.3 million at December 31, 2005, resulting in a net gain of $14.3 million over the twelve month period. The unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges declined $0.6 million since December 31, 2005, resulting in a net increase in Shareholders’ equity. Accumulated other comprehensive income also includes for the first time, a net unrealized gain of $4.8 million which represents the amount required to adjust the Corporation’s postretirement health benefit liability to its funded status as of December 31, 2006 in accordance with the new accounting standard on employers’ accounting for defined benefit pension and other postretirement plans.

In 2005, the Corporation entered into an equity distribution agreement whereby the Corporation may offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. However, the Corporation will not sell more than the number of shares of its common stock necessary for the aggregate gross proceeds from such sales to reach $150.0 million. No sales occurred in 2006. The aggregate gross proceeds available for future sales were approximately $143.3 million at December 31, 2006.

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

Each stock purchase contract underlying a Common SPACES obligates the investor to purchase on the stock purchase date for an amount in cash equal to the $25 stated amount of the Common SPACES, a number of shares of common stock equal to the settlement rate.

The settlement rate for each purchase contract will be set on August 15, 2007 (regardless of whether the stock purchase date is deferred beyond August 15, 2007). If the applicable market value (the average of the closing price per share of the Corporation’s common stock for the 20 consecutive trading days ending on the third trading day immediately preceding August 15, 2007) of common stock is equal to or greater than $46.28, the settlement rate will be 0.5402 shares of common stock, which is equal to the stated amount divided by $46.28. If the applicable market value of common stock is less than $46.28 but greater than $37.32, the settlement rate will be the number of shares of common stock equal to $25 divided by the applicable market value. If the applicable market value of common stock is less than or equal to $37.32, the settlement rate will be 0.6699 which is the state amount divided by $37.32. The settlement rates are subject to adjustment, without duplication, upon the occurrence of certain anti-dilution events, including adjustments for dividends paid above $0.21 per share (the dividend rate at the time of the offering). The most recent quarterly dividend declared by the Corporation was $0.27 per share. No adjustment to the fixed settlement rate will be made if the applicable market value of common stock is in the $37.32 to $46.28 range.

The Corporation estimates that it will issue approximately 8.7 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts. Before issuance of the common shares upon settlement of the stock purchase contracts, the stock purchase contracts will be reflected in diluted earnings per share calculations using the treasury stock method. Under the treasury stock method, the Corporation expects there will be some dilutive effect on earnings per share for periods when the average market price of the Corporation’s common stock for the reporting period is above $46.28 and that there could be some dilutive effect on earnings per share for periods when the average market price of the Corporation’s common stock for the reporting period is above the average market price of the Corporation’s common stock for the twenty trading days ending on the third trading day immediately preceding the end of the reporting period. There was no dilutive effect on diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

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

The Corporation’s most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $7.0 billion at December 31, 2006, represent a highly accessible source of liquidity. The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.5 billion at December 31, 2006, provides liquidity from maturities and interest payments. The Corporation’s loans held for sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $20.3 billion in 2006. The Corporation’s banking affiliates may also access the Federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits, which averaged $7.3 billion in 2006, are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

The Corporation’s lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”) has implemented a bank note program. During 2006, M&I Bank amended the bank note program into a global bank note program that permits it to issue up and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue. The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement. This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred. Bank notes outstanding at December 31, 2006, amounted to $6.6 billion of which $1.3 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity to the Corporation. The Corporation has filed a number of shelf registration statements that are intended to permit the Corporation to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

During the third quarter of 2005, the Corporation amended the shelf registration statement originally filed with the Securities and Exchange Commission during the second quarter of 2004 to include the equity distribution agreement previously discussed. That amended shelf registration statement enables the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At December 31, 2006, approximately $1.3 billion was available for future securities issuances.

During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue up to 6.0 million shares of its common stock which may be offered and issued from time to time in connection with acquisitions by M&I, Metavante and/or other subsidiaries of the Corporation. At December 31, 2006, there were 3.1 million shares of common stock available for future issuances.

Under another shelf registration statement, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. As of December 31, 2006, $250.0 million of Series F notes had been issued. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At December 31, 2006, MiNotes issued amounted to $0.2 billion in aggregate principal amount. Additionally, the Corporation has a commercial paper program. At December 31, 2006, commercial paper outstanding amounted to $0.5 billion.

Contractual Obligations

The following table summarizes the Corporation’s more significant contractual obligations at December 31, 2006. Excluded from the following table are a number of obligations to be settled in cash. These items are reflected in the Corporation’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument.

		Payments Due by Period ($ in millions)
Contractual Obligations	Note Ref	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Certificate of Deposit and Other Time Deposit Obligations	(1)	$15,891.7	$12,945.5	$1,526.7	$416.7	$1,002.8
Short-term Debt Obligations	(2)	3,609.3	3,609.3	—	—	—
Long-term Debt Obligations	(3)	13,993.5	3,334.3	3,594.3	3,137.3	3,927.6
Capital Lease Obligations		0.1	0.1	—	—	—
Minimum Operating Lease Obligations		204.4	40.3	62.4	42.2	59.5
Obligations to Purchase Foreign Currencies	(4)	468.5	468.5	—	—	—
Purchase Obligations - Facilities (Additions, Repairs and Maintenance)		19.1	19.0	0.1	—	—
Purchase Obligations - Technology		88.4	85.4	2.6	0.4	—
Purchase Obligations - Other		15.5	8.2	7.3	—	—
Other Obligations:
Unfunded Investment Obligations	(5)	16.9	11.4	5.2	0.2	0.1
Defined Contribution Pension Obligations	(6)	67.5	67.5	—	—	—
Health and Welfare Benefits	(7)	—	—	—	—	—
Postretirement Benefit Obligations	(7)	7.0	7.0	—	—	—

Total		$34,381.9	$20,596.5	$5,198.6	$3,596.8	$4,990.0

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

(1)	Certain retail certificates of deposit and other time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. Brokered certificates of deposits may be redeemed early upon the death or adjudication of incompetence of the holder.
(2)	See Note 14 in Notes to Consolidated Financial Statements for a description of the Corporation’s various short-term borrowings. Many short-term borrowings such as Federal funds purchased and security repurchase agreements and commercial paper are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash.
(3)	See Note 15 in Notes to Consolidated Financial Statements for a description of the Corporation’s various long-term borrowings. The amounts shown in the table include interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon rates in effect at December 31, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(4)	See Note 21 in Notes to Consolidated Financial Statements for a description of the Corporation’s foreign exchange activities. The Corporation generally matches commitments to deliver foreign currencies with obligations to purchase foreign currencies which minimizes the immediate need for cash.
(5)	The Corporation also has unfunded obligations for certain investments in investment funds. Under the obligations for certain investments in investment funds the Corporation could be required to invest an additional $47.5 million if the investment funds identify and commit to invest in additional qualifying investments. The investment funds have limited lives and defined periods for investing in new qualifying investments or providing additional funds to existing investments. As a result, the timing and amount of the funding requirements for these obligations are uncertain and could expire with no additional funding requirements.
(6)	See Note 19 in Notes to Consolidated Financial Statements for a description of the Corporation’s defined contribution program. The amount shown represents the unfunded contribution for the year ended December 31, 2006.
(7)	The health and welfare benefit plans are periodically funded throughout each plan year with participant contributions and the Corporation’s portion of benefits expected to be paid.

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

Certain guarantees may be a source of potential risk to future liquidity, capital resources and results of operations. Guarantees may be in the form of contracts that contingently require the guarantor to make payments to the guaranteed party based on: (1) changes in an underlying instrument or variable such as a financial standby letter of credit; (2) failure to perform under an obligating agreement such as a performance standby letter of credit; and (3) indemnification agreements that require the indemnifying party to make payments to the indemnified party based on changes in an underlying instrument or variable that is related to an asset, a liability or an equity security of the indemnified party, such as an adverse judgment in a lawsuit. The Corporation, for a fee, regularly enters into standby letters of credit transactions and provides certain indemnifications against loss in conjunction with software sales, merchant credit card processing and securities lending activities, which are described in detail in Notes 20 and 25 in Notes to Consolidated Financial Statements.

Companies may structure and facilitate off-balance sheet arrangements by retaining an interest in assets transferred to an unconsolidated entity. Such interests may be in the form of a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity, cash collateral accounts, recourse obligations or other forms of credit, liquidity, or market risk support. These subordinated interests protect the senior interests in the unconsolidated entity in the event a portion of the underlying transferred assets becomes uncollectible or there are insufficient funds to repay senior interest obligations. The Corporation uses such arrangements primarily in conjunction with its indirect automobile lending activities that are described in detail in Note 10 in Notes to Consolidated Financial Statements and in the discussion of critical accounting policies that follows this discussion.

As described in Note 15 in Notes to Consolidated Financial Statements, the Corporation holds all of the common interest in M&I Capital Trust A and M&I Capital Trust B which issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation. In conjunction with the banking acquisitions completed in 2006, the Corporation acquired all of the common interests in an additional four trusts that also issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the aggregate principal amounts of $16.0 million, $30.0 million, $38.0 million and $15.0 million, respectively and full guarantees assumed by the Corporation. The Corporation does not consolidate any of these six trusts in accordance with United States generally accepted accounting principles.

At December 31, 2006, the Corporation did not hold any material variable interests in entities that provide it liquidity, market risk or credit risk support, or engage in leasing, hedging or research and development services with the Corporation. Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in estimation techniques as compared to prior periods that impacted the determination of the current period allowance. However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at December 31, 2006:

The recent slowdown in the housing market is having an impact on the performance of some of the Corporation’s construction and land development loans. A re-balancing of supply and demand within the national housing market has reduced both absorption rates and valuations causing stress for some borrowers within this loan segment. These loans are geographically dispersed and are in both the Corporation’s core and acquired loan portfolios. The Corporation has taken these exposures into consideration in determining the adequacy of its allowance for loan and lease losses.

At December 31, 2006, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and construction and land development loans secured by vacant land. The majority of the commercial charge-offs incurred in recent periods were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics.

During the fourth quarter of 2006, the Corporation’s commitments to Shared National Credits were approximately $3.7 billion with usage averaging around 48%. Many of the Corporation’s largest charge-offs have come from the Shared National Credit portfolio. Although these factors result in an increased risk profile, as of December 31, 2006, there were no Shared National Credit nonperforming loans. The Corporation’s exposure to Shared National Credits is monitored closely given this lending group’s loss experience.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The vast majority of the assets acquired from Gold Banc are in entirely new markets for the Corporation. Included in these new markets is the Kansas City metropolitan area, Tulsa, Oklahoma, and Tampa, Sarasota and Bradenton, Florida. Each of these regions and markets has cultural and environmental factors that are unique to them.

At December 31, 2006, nonperforming loans and leases amounted to $268.0 million or 0.64% of consolidated loans and leases compared to $140.6 million or 0.41% at December 31, 2005 and $132.4 million or 0.45% at December 31, 2004. Nonperforming loans associated with the banking acquisitions amounted to $61.6 million or approximately 23.0% of total nonperforming loans at December 31, 2006. Nonaccrual loans and leases increased $130.2 million at year-end 2006 compared to year-end 2005. The net increase was primarily due to increases in all types of nonaccrual real estate loans.

Net charge-offs amounted to $39.0 million or 0.10% of average loans and leases in 2006 compared with $39.1 million or 0.12% of average loans and leases in 2005 and $29.4 million or 0.11% of average loans and leases in 2004. The ratio of net charge-offs to average loans and leases to some extent reflects a higher than normal level of recoveries. However, the ratio of recoveries to charge-offs in 2006 trended closer to average historical experience. Although positive resolutions continue to be achieved on prior charge-offs, recoveries are expected to continue to trend downwards. Management expects net charge-offs to be more in the range of 0.15% to 0.20%.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $420.6 million or 1.00% of loans and leases outstanding at December 31, 2006. The allowance for loan and lease losses was $363.8 million or 1.06% of loans and leases outstanding at December 31, 2005. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $50.6 million in 2006, compared to $44.8 million and $38.0 million in 2005 and 2004, respectively. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

Capitalized Software and Conversion Costs

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the years ended December 31, 2006 and 2005, the amount of software costs capitalized amounted to $48.6 million and $40.8 million, respectively. Amortization expense of software costs amounted to $53.4 million and $57.7 million for the years ended December 31, 2006 and 2005, respectively.

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

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or buyout fees in case of early termination. For the years ended December 31, 2006 and 2005, the amount of conversion costs capitalized amounted to $11.6 million and $10.5 million, respectively. Amortization expense of conversion costs amounted to $10.1 million and $10.5 million for the years ended December 31, 2006 and 2005, respectively.

Net unamortized costs, which are included in Accrued Interest and Other Assets in the Consolidated Balance Sheets, at December 31, were ($ in millions):

	2006	2005
Software	$152.0	$154.0
Conversions	28.8	26.7

Total	$180.8	$180.7

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

Net gains associated with the retained interests, held in the form of interest-only strips amounted to $0.9 million in 2006 compared to $1.0 million in 2005 and are included in net investment securities gains in the Consolidated Statements of Income. During 2006, the Corporation realized $4.0 million in gains that were offset by impairment losses of $3.1 million. There were no impairment losses in 2005. The gains realized in 2006 and 2005 resulted from the excess of cash received over the carrying amount of certain interest-only strips. The impairment in 2006 was a result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring certain interest-only strips. Those impairments were deemed to be other than temporary.

The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $948.2 million and $954.2 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the carrying amount of retained interests amounted to $34.3 million and $25.9 million, respectively.

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

At December 31, 2006, highly rated investment securities in the amount of $358.9 million were outstanding in the QSPE to support the outstanding commercial paper.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 were effective beginning January 1, 2007. The financial statement impact of adopting FIN 48 was not material.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 1 in Notes to Consolidated Financial Statements in Item 8.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios — a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2006:

Hypothetical Change in Interest Rates	Impact to 2007 Pretax Income
100 basis point gradual rise in rates	0.5%
100 basis point gradual decline in rates	-0.6%

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

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of December 31, 2006 the fair value of equity at risk for a gradual 100bp shift in rates was less than 2.0% of the market value of the Corporation.

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values for the companies of the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At December 31, 2006, the carrying value of total active capital markets investments amounted to approximately $46.6 million.

At December 31, 2006, M&I Wealth Management administered $95.5 billion in assets and directly managed $22.5 billion in assets. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Consolidated Balance Sheets

December 31 ($000’s except share data)

	2006	2005
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$1,248,007	$1,155,263
Federal Funds Sold and Security Resale Agreements	192,061	209,869
Money Market Funds	45,190	49,219

Total Cash and Cash Equivalents	1,485,258	1,414,351

Interest Bearing Deposits at Other Banks	19,042	40,659

Investment Securities:
Trading Securities, at Market Value	36,249	29,779
Available for Sale, at Market Value	6,977,853	5,701,703
Held to Maturity, Market Value $507,909 ($638,135 in 2005)	495,520	618,554

Total Investment Securities	7,509,622	6,350,036
Loans Held for Sale	300,677	277,847

Loans and Leases:
Loans and Leases, Net of Unearned Income of $124,869 ($107,244 in 2005)	41,634,340	33,889,066
Less: Allowance for Loan and Lease Losses	420,610	363,769

Net Loans and Leases	41,213,730	33,525,297
Premises and Equipment, Net	571,637	490,687
Goodwill and Other Intangibles	3,212,102	2,461,461
Accrued Interest and Other Assets	1,918,189	1,652,379

Total Assets	$56,230,257	$46,212,717

Liabilities and Shareholders’ Equity
Deposits:
Noninterest Bearing	$6,112,362	$5,525,019
Interest Bearing	27,972,020	22,149,202

Total Deposits	34,084,382	27,674,221
Short-term Borrowings	6,425,130	5,626,734
Accrued Expenses and Other Liabilities	1,543,219	1,507,621
Long-term Borrowings	8,026,155	6,668,670

Total Liabilities	50,078,886	41,477,246

Shareholders’ Equity:
Series A Convertible Preferred Stock, $1.00 par value, 2,000,000 Shares Authorized	—	—
Common Stock, $1.00 par value, 700,000,000 Shares Authorized; 261,972,424 Shares Issued (244,587,222 Shares in 2005)	261,972	244,587
Additional Paid-in Capital	1,770,540	970,739
Retained Earnings	4,383,642	3,871,614
Accumulated Other Comprehensive Income, Net of Related Taxes	(17,546)	(37,291)
Less: Treasury Stock, at Cost: 6,502,732 Shares (9,148,493 in 2005)	205,938	277,423
Deferred Compensation	41,299	36,755

Total Shareholders’ Equity	6,151,371	4,735,471

Total Liabilities and Shareholders’ Equity	$56,230,257	$46,212,717

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

Years ended December 31 ($000’s except share data)

	2006	2005	2004
Interest and Fee Income
Loans and Leases	$2,856,043	$1,959,063	$1,432,754
Investment Securities:
Taxable	277,938	214,537	200,107
Exempt from Federal Income Taxes	61,769	64,127	58,826
Trading Securities	614	229	271
Short-term Investments	16,136	8,675	2,397

Total Interest and Fee Income	3,212,500	2,246,631	1,694,355

Interest Expense
Deposits	1,058,713	544,920	276,102
Short-term Borrowings	186,863	106,333	61,256
Long-term Borrowings	476,625	330,144	196,440

Total Interest Expense	1,722,201	981,397	533,798

Net Interest Income	1,490,299	1,265,234	1,160,557
Provision for Loan and Lease Losses	50,551	44,795	37,963

Net Interest Income After Provision for Loan and Lease Losses	1,439,748	1,220,439	1,122,594

Other Income
Data Processing Services	1,382,658	1,185,024	934,128
Wealth Management	221,554	191,720	175,119
Service Charges on Deposits	99,597	93,953	98,882
Gains on Sale of Mortgage Loans	47,281	47,138	28,936
Other Mortgage Banking Revenue	5,121	3,350	5,737
Net Investment Securities Gains	9,701	45,514	35,336
Life Insurance Revenue	29,134	27,079	27,254
Net Derivative Losses - Discontinued Hedges	(18,449)	—	—
Other	138,824	122,481	112,538

Total Other Income	1,915,421	1,716,259	1,417,930

Other Expense
Salaries and Employee Benefits	1,210,107	1,074,758	919,431
Net Occupancy	103,184	88,656	77,209
Equipment	140,863	126,942	115,650
Software Expenses	70,681	57,987	50,021
Processing Charges	110,050	62,646	52,239
Supplies and Printing	25,634	23,933	23,581
Professional Services	60,653	53,641	43,763
Shipping and Handling	90,346	72,201	67,772
Amortization of Intangibles	45,373	31,103	27,852
Other	302,646	287,177	251,166

Total Other Expense	2,159,537	1,879,044	1,628,684

Income Before Income Taxes	1,195,632	1,057,654	911,840
Provision for Income Taxes	387,794	351,464	305,987

Net Income	$807,838	$706,190	$605,853

Net Income Per Common Share
Basic	$3.24	$3.06	$2.72
Diluted	3.17	2.99	2.66

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years ended December 31 ($000’s)

	2006	2005	2004
Cash Flows From Operating Activities:
Net Income	$807,838	$706,190	$605,853
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	171,093	202,353	192,070
Provision for Loan and Lease Losses	50,551	44,795	37,963
Provision (Benefit) for Deferred Taxes	47,299	(15,545)	2,361
Stock–based Compensation Expense	39,775	37,243	36,280
Excess Tax Benefit from Stock-based Compensation Arrangements	(11,430)	(8,882)	(11,155)
Gains on Sales of Assets	(32,771)	(111,450)	(34,356)
Proceeds from Sales of Trading Securities and Loans Held for Sale	12,599,298	9,180,578	7,723,357
Purchases of Trading Securities and Loans Held for Sale	(12,282,292)	(9,136,336)	(7,513,518)
Other	(544,465)	(262,767)	(42,577)

Total Adjustments	37,058	(70,011)	390,425

Net Cash Provided by Operating Activities	844,896	636,179	996,278

Cash Flows From Investing Activities:
Proceeds from Sales of Securities Available for Sale	609,008	104,280	12,467
Proceeds from Maturities of Securities Available for Sale	1,193,940	1,260,242	1,265,998
Proceeds from Maturities of Securities Held to Maturity	124,286	108,554	94,907
Purchases of Securities Available for Sale	(2,229,324)	(1,792,054)	(1,775,775)
Net Increase in Loans	(3,957,011)	(4,545,258)	(4,571,125)
Purchases of Assets to be Leased	(260,939)	(281,991)	(215,578)
Principal Payments on Lease Receivables	234,445	226,504	291,608
Purchases of Premises and Equipment, Net	(104,911)	(93,624)	(80,428)
Acquisitions, Net of Cash and Cash Equivalents Acquired	(130,385)	(94,399)	(1,012,100)
Other	5,747	(15,390)	25,142

Net Cash Used in Investing Activities	(4,515,144)	(5,123,136)	(5,964,884)

Cash Flows From Financing Activities:
Net Increase in Deposits	2,701,936	1,295,837	4,200,843
Proceeds from Issuance of Commercial Paper	5,326,917	5,310,137	6,442,232
Principal Payments on Commercial Paper	(5,185,918)	(5,241,685)	(6,534,320)
Net (Decrease) Increase in Other Short-term Borrowings	(106,539)	1,029,234	(1,584,827)
Proceeds from Issuance of Long-term Borrowings	2,448,752	3,279,779	3,040,500
Payment of Long-term Borrowings	(1,225,554)	(604,735)	(455,829)
Dividends Paid	(261,535)	(214,788)	(179,855)
Purchases of Common Stock	(41,791)	—	(98,385)
Proceeds from the Issuance of Common Stock	84,042	60,911	206,666
Excess Tax Benefit from Stock-based Compensation Arrangements	11,430	8,882	11,155
Other	(10,585)	(10,402)	(3,062)

Net Cash Provided by Financing Activities	3,741,155	4,913,170	5,045,118

Net Increase in Cash and Cash Equivalents	70,907	426,213	76,512
Cash and Cash Equivalents, Beginning of Year	1,414,351	988,138	911,626

Cash and Cash Equivalents, End of Year	$1,485,258	$1,414,351	$988,138

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$1,625,191	$906,308	$506,773
Income Taxes	362,451	366,431	283,588

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2003		$—	$240,833	$718,333	$2,954,214	$(513,562)	$(19,877)	$2,694
Comprehensive Income:
Net Income	$605,853	—	—	—	605,853	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $5,692	(10,476)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $139	(258)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(10,734)	—	—	—	—	—	—	(10,734)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $5,821	10,810	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $11,075	20,568	—	—	—	—	—	—	—

Net Gains (Losses)	31,378	—	—	—	—	—	—	31,378

Other Comprehensive Income	20,644	—	—	—	—	—	—	—

Comprehensive Income	$626,497	—	—	—	—	—	—	—

Issuance of 3,599,700 Common Shares		—	3,599	146,300	—	—	—	—
Present Value of Stock Purchase Contract and Allocated Fees and Expenses for Common SPACESSM		—	—	(34,039)	—	—	—	—
Issuance of 2,825,014 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(27,436)	—	85,342	(9,610)	—
Acquisition of 2,310,053 Common Shares		—	—	(41)	—	(90,011)	197	—
Dividends Declared on Common Stock—$0.810 Per Share		—	—	—	(179,855)	—	—	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	11,155	—	—	—	—

Stock Based Compensation Expense		—	—	36,280	—	—	—	—

Other		—	—	(273)	—	—	—	—

Balance, December 31, 2004		$—	$244,432	$850,279	$3,380,212	$(518,231)	$(29,290)	$23,338

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2004		$—	$244,432	$850,279	$3,380,212	$(518,231)	$(29,290)	$23,338
Comprehensive Income:
Net Income	$706,190	—	—	—	706,190	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $36,387	(66,670)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $388	(722)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(67,392)	—	—	—	—	—	—	(67,392)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $5,499	10,211	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $1,857	(3,448)	—	—	—	—	—	—	—

Net Gains (Losses)	6,763	—	—	—	—	—	—	6,763

Other Comprehensive Income	(60,629)	—	—	—	—	—	—	—

Comprehensive Income	$645,561	—	—	—	—	—	—	—

Issuance of 155,000 Common Shares		—	155	6,496	—	—	—	—
Issuance of 5,254,523 Treasury Common Shares in the 2005 Business Combinations		—	—	81,778	—	159,317	—	—
Issuance of 2,358,561 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(17,201)	—	71,663	(7,746)	—
Issuance of 355,046 Treasury Common Shares for Retirement Plan Funding		—	—	3,611	—	10,765	—	—
Acquisition of 25,095 Common Shares		—	—	(66)	—	(937)	281	—
Dividends Declared on Common Stock—$0.930 Per Share		—	—	—	(214,788)	—	—	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	8,882	—	—	—	—
Stock Based Compensation Expense		—	—	37,243	—	—	—	—
Other		—	—	(283)	—	—	—	—

Balance, December 31, 2005		$—	$244,587	$970,739	$3,871,614	$(277,423)	$(36,755)	$(37,291)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2005 As Originally Reported		$—	$244,587	$970,739	$3,871,614	$(277,423)	$(36,755)	$(37,291)
Cumulative Effect of SAB 108, Net of Tax, See Note 2		—	—	—	(34,275)	—	—	16,230

Balance, As Adjusted		—	244,587	970,739	3,837,339	(277,423)	(36,755)	(21,061)
Comprehensive Income:
Net Income	$807,838	—	—	—	807,838	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period Net of Taxes of $9,682	17,562	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income Net of Taxes of $1,768	(3,283)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	14,279	—	—	—	—	—	—	14,279

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period Net of Taxes of $475	(882)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income Net of Taxes of $7,930	(14,727)	—	—	—	—	—	—	—

Net Gains (Losses)	(15,609)	—	—	—	—	—	—	(15,609)

Other Comprehensive Income	(1,330)	—	—	—	—	—	—	—

Total Comprehensive Income	$806,508

Adjustment to Initially Apply SFAS 158, Net of Tax of $2,854		—	—	—	—	—	—	4,845
Issuance of 17,269,857 Common Shares in the 2006 Business Combinations		—	17,385	763,054	—	(5,099)	—	—
Issuance of 3,434,187 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(20,108)	—	108,269	(391)	—
Issuance of 385,192 Treasury Common Shares for Retirement Plan Funding		—	—	4,819	—	12,130	—	—
Acquisition of 1,058,273 Common Shares		—	—	1,109	—	(43,815)	—	—
Dividends Declared on Common Stock—$1.050 Per Share		—	—	—	(261,535)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(4,153)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	11,430	—	—	—	—
Stock Based Compensation Expense		—	—	39,775	—	—	—	—
Other		—	—	(278)	—	—	—	—

Balance, December 31, 2006		$—	$261,972	$1,770,540	$4,383,642	$(205,938)	$(41,299)	$(17,546)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a financial holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and data processing services. Banking services, lending and accepting deposits from retail and commercial customers are provided through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), which is headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one state chartered bank headquartered in St. Louis, Missouri, and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, Duluth, Minnesota, Tulsa, Oklahoma, Belleville, Illinois, Las Vegas, Nevada and Florida’s west coast, as well as on the Internet. Financial and data processing services and software sales are provided through the Corporation’s subsidiary Metavante Corporation (“Metavante”) and its nonbank subsidiaries primarily to financial institutions throughout the United States. Other financial services provided by M&I include: personal property lease financing to consumer and commercial customers; investment management and advisory services; venture capital and financial advisory services; trust services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, Nevada and Indiana; and brokerage and insurance services.

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

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Certain amounts in the 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

Cash and cash equivalents—For purposes of the Consolidated Financial Statements, the Corporation defines cash and cash equivalents as short-term investments, which have an original maturity of three months or less and are readily convertible into cash.

Securities—Securities, when purchased, are designated as Trading, Investment Securities Available for Sale or Investment Securities Held to Maturity, and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold.

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

Loans and leases—Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. Loans are generally placed on nonaccrual status when they are past due 90 days as to either interest or principal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest and fee income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.

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

Financial asset sales—The Corporation sells financial assets, in a two-step process that results in a surrender of control over the assets, as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and provides additional credit support by maintaining cash reserve accounts. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions – credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

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

Other real estate owned—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts. Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 2006 and 2005, total other real estate owned amounted to $25,452 and $8,869, respectively.

Data processing services—Data processing and related revenues are recognized as services are performed based on amounts billable under the contracts. Processing services performed that have not been billed to customers are accrued. Revenue includes shipping and handling costs associated with such income producing activities.

Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period. Service revenues from training and consulting are recognized when the services are performed. Conversion revenues associated with the conversion of customers’ processing systems to Metavante’s processing systems are deferred and amortized over the period of the related processing contract, which on average is approximately five years. Deferred revenues, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets, amounted to $110,768 and $111,900 at December 31, 2006 and 2005, respectively.

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

Net unamortized costs, which are included in Accrued Interest and Other Assets in the Consolidated Balance Sheets, at December 31 were:

	2006	2005
Software	$152,032	$154,058
Conversions	28,770	26,666

Total	$180,802	$180,724

Amortization expense, which includes software write-downs, was $63,514, $68,170 and $72,527, for 2006, 2005 and 2004, respectively. During 2004, Metavante determined that certain products had limited growth potential. Based on strategic product reviews and the results of net realizable tests performed on these products, it was determined that the capitalized software and other assets associated with those products were impaired. Total capitalized software costs written off amounted to $8,662 for the year ended December 31, 2004.

Goodwill and other intangibles—Unless otherwise indicated, the Corporation annually tests goodwill for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. For purposes of the test, the Corporation’s reporting units are the operating segments as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. See Note 12 for additional information.

Identifiable intangibles arising from purchase acquisitions with a finite useful life are amortized over their useful lives and consist of core deposit intangibles, contract rights, tradenames and customer lists.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2006, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

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

New accounting pronouncements—Recently issued accounting guidance that is applicable to the Corporation and has been or will be adopted by the Corporation is as follows:

In February 2007, FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS 159 is effective for the Corporation on January 1, 2008, although early adoption is permitted. If the Corporation elects to adopt SFAS 159 early, it would need to concurrently early adopt the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which is described below. The Corporation is evaluating the provisions of SFAS 159.

In September 2006, FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 applies to all plan sponsors who offer defined benefit postretirement benefit plans and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the Company’s fiscal year; and to recognize changes in the funded status of a defined benefit postretirement plan as a component of accumulated other comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or change the various measurement conventions associated with postretirement benefit plan accounting.

The requirement to recognize the funded status of a defined benefit postretirement plan was effective for the Corporation on December 31, 2006 and resulted in an increase to Shareholders’ Equity of $4,845. The requirement to measure plan assets and benefit obligations as of the date of the Corporation’s fiscal year-end statement of financial position is effective on December 31, 2008. The impact of adopting SFAS 158 for the Corporation’s defined benefit health plan, which provides health care benefits to eligible current and retired employees, is not expected to be material.

In October 2006, the FASB issued Staff Position (FSP) 123R-5, Amendment of FASB Staff Position FAS 123(R)-1. This FSP provides that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments is required if: (1) there is no increase in fair value of the award or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (2) all holders of the same class of equity instruments are treated in the same manner. This FSP did not impact the Corporation, as its accounting policy was already consistent with the FSP’s provisions.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance regarding the process of quantifying financial statement misstatements and addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. This approach ignores the effect of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. This approach ignores the effect on the current period income statement.

The SEC staff has indicated in SAB 108 that they do not believe that the exclusive reliance on either the rollover or iron curtain approach appropriately quantifies all misstatements that could be material to users of financial statements. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The staff believes that this can be accomplished by quantifying an error under both the rollover and iron curtain approaches as described above and by evaluating the error measured under each approach. Early application of this guidance was encouraged and application was required beginning with the first fiscal year ending after November 15, 2006. The Corporation elected early application of the guidance contained in SAB 108. See Note 2.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity is engaged. SFAS 157 will be effective for the Company on January 1, 2008, although early adoption is permitted. The Corporation is currently evaluating the financial statement impact, if any, of adopting SFAS 157.

In July 2006, the FASB issued Staff Position FSP-FAS 13-2, Accounting for a Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction. FSP-FAS 13-2 will require companies to treat a change or projected change in the timing of cash flows relating to income taxes in a leveraged lease transaction as a change of an important assumption, requiring a recalculation in accordance with FASB No. 13, Accounting for Leases. FSP-FAS 13-2 was effective January 1, 2007. The adoption of FSP-FAS 13-2 will have no impact, as the Corporation has not entered into any leveraged lease transactions.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 were effective January 1, 2007 and the adoption of FIN 48 did not have a material impact on the Corporation’s results of operations or financial position.

In June 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Certain taxes such as sales taxes and other excise taxes are levied by various taxing authorities based on sales activity. Although generally levied on the purchaser of the goods or services, the selling party usually collects and remits the sales tax to the government. However, in certain jurisdictions, sales taxes are levied on sellers of the goods and services as opposed to the purchasers. Under this EITF consensus these taxes may be presented gross as revenue and an offsetting expense or may be presented net and excluded from revenue. The guidance in this EITF consensus was effective January 1, 2007 with early application permitted. This EITF consensus will not impact the Corporation’s results of operations or financial position and the Corporation will continue to report these taxes on a net basis. Taxes subject to this consensus primarily relate to the Corporation’s data processing subsidiary, Metavante.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 156”). This statement amends FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits the subsequent measurement of servicing assets and servicing liabilities using either a fair value method or an amortization method. The standard permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. The Corporation was required to adopt SFAS 156 beginning January 1, 2007. The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial position.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 will require the Corporation to evaluate interests in securitized financial assets acquired after the statement’s effective date to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The amended rule also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and further clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

In December 2006, the FASB approved FASB Statement 133 Implementation Issue B40 which amended SFAS 155, to provide a narrow scope exception for securitized interests (1) that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and (2) where the investor does not control the right to accelerate the settlement. The Corporation was required to adopt SFAS 155 for all financial instruments acquired or issued after January 1, 2007. The adoption of this standard and amendment did not have a material impact on the Corporation’s results of operations or financial position.

2. Adoption of SAB 108

In September, 2006, the Securities and Exchange Commission issued SAB 108 to provide guidance regarding the process of quantifying financial statement misstatements and to address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

As previously discussed, in 2006 the Corporation elected early application of SAB 108, and, as a result, has adjusted its opening financial position for 2006 and the results of operations for the first two quarters of 2006 to reflect a change in its hedge accounting under SFAS 133.

The Corporation utilizes interest rate swaps to hedge its risk in connection with certain financial instruments. The Corporation had applied hedge accounting under SFAS 133 to these transactions from inception. Due to the recent expansion of certain highly technical interpretations of SFAS 133, specifically hedge designation under the “matched-term” method, interest rate swaps designated as fair value hedges with an aggregate notional amount of $1,834.8 million and negative fair value of $24.9 million and interest rate swaps designated as cash flow hedges with an aggregate notional amount of $1,300.0 million and negative fair value of $26.8 million at September 30, 2006, did not qualify for hedge accounting. As a result, any fluctuation in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged items, or accumulated other comprehensive income.

The cumulative effect of adjusting the reported carrying amount of the assets, liabilities and accumulated other comprehensive income at January 1, 2006, reduced total Shareholders’ Equity as follows:

	Gross Impact	Income Tax Effect	Shareholders’ Equity
Retained Earnings	$(53,471)	$19,196	$(34,275)
Accumulated Other Comprehensive Income	24,969	(8,739)	16,230

Total			$(18,045)

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Previously reported net income and diluted earnings per share for the three months ended June 30, 2006 was reduced by $13,207 or $0.05 per diluted share, respectively and previously reported net income and diluted earnings per share for the three months ended March 31, 2006 was reduced by $13,696 or $0.06 per diluted share, respectively. The aggregate impact of the adjustments is summarized below:

As of and for the Three Months Ended March 31, 2006	Previously Reported	Adjustment	As Adjusted
Loans and leases, net of unearned income	$35,033,614	$43,079	$35,076,693
Accrued interest and other assets	1,683,034	(13,041)	1,669,993
Total deposits	28,093,163	5,821	28,098,984
Accrued expenses and other liabilities	1,616,073	47,971	1,664,044
Retained earnings	4,002,008	(47,971)	3,954,037
Accumulated other comprehensive income, net of related taxes	(43,742)	24,217	(19,525)

Net interest income	$324,580	$553	$325,133
Net derivative losses - discontinued hedges	—	(21,345)	(21,345)
Other income	33,410	(553)	32,857
Income before income taxes	281,222	(21,345)	259,877
Provision for income taxes	94,454	(7,649)	86,805
Net Income	186,768	(13,696)	173,072

Net income per common share:
Basic	$0.79	$(0.05)	$0.74
Diluted	0.78	(0.06)	0.72

As of and for the Three Months Ended June 30, 2006	Previously Reported	Adjustment	As Adjusted
Loans and leases, net of unearned income	$40,230,299	$51,179	$40,281,478
Accrued interest and other assets	1,931,237	(15,941)	1,915,296
Total deposits	32,957,792	5,634	32,963,426
Accrued expenses and other liabilities	1,449,603	61,178	1,510,781
Retained earnings	4,137,607	(61,178)	4,076,429
Accumulated other comprehensive income, net of related taxes	(101,251)	29,604	(71,647)

Net interest income	$374,057	$2,728	$376,785
Net derivative losses - discontinued hedges	—	(20,672)	(20,672)
Other income	36,768	(2,727)	34,041
Income before income taxes	303,121	(20,671)	282,450
Provision for income taxes	99,372	(7,464)	91,908
Net Income	203,749	(13,207)	190,542

Net income per common share:
Basic	$0.81	$(0.06)	$0.75
Diluted	0.79	(0.05)	0.74

For the year ended December 31, 2006 the fluctuation in the market value of the derivatives that did not qualify for hedge accounting amounted to a loss of $18,449 and is reported as Net Derivative Losses – Discontinued Hedges in the Consolidated Statements of Income. All of the affected derivative financial instruments were terminated in 2006.

3. Adoption of Share-Based Payment Accounting Standard

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces FASB statement No.123, Accounting for Stock-Based Compensation (“SFAS 123”), and supercedes Accounting Principles Board Opinion No. 25 (“APBO 25”), Accounting for Stock Issued to Employees. SFAS 123(R) requires that compensation cost

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) also provides guidance on measuring the fair value of share-based payment awards.

In conjunction with the adoption of SFAS 123(R), the Corporation elected the Modified Retrospective Application method to implement this new accounting standard. Under this method all prior periods have been adjusted based on pro forma amounts previously disclosed under SFAS 123.

See Note 18 for a description of the Corporation’s share-based compensation plans.

4. Earnings Per Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per share computations (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2006
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$807,838	249,163	$3.24

Effect of dilutive securities:
Stock option, restricted stock and other plans	—	5,421

Diluted earnings per share:
Income available to common shareholders	$807,838	254,584	$3.17

	Year Ended December 31, 2005
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$706,190	230,849	$3.06

Effect of dilutive securities:
Stock option, restricted stock and other plans	—	5,182

Diluted earnings per share:
Income available to common shareholders	$706,190	236,031	$2.99

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

	Year Ended December 31, 2004
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$605,853	222,801	$2.72

Effect of dilutive securities:
Stock option, restricted stock and other plans	—	4,745

Diluted earnings per share:
Income available to common shareholders	$605,853	227,546	$2.66

Options to purchase shares of common stock not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, are as follows:

Year Ended December 31,	Price Range	Shares
2006	$45.71— $48.54	3,725
2005	43.31— 47.02	62
2004	39.91— 44.20	3,474

5. Business Combinations

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2006:

On September 1, 2006, Metavante completed the acquisition of VICOR, Inc. (“VICOR”) of Richmond, California. Total consideration in this transaction amounted to $75.1 million. VICOR is a provider of corporate payment processing software and solutions that simplify and automate the processing of complex payments for businesses and financial institutions. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $55.3 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated weighted average life of 7.0 years amounted to $17.3 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On April 1, 2006, Marshall & Ilsley Corporation completed the acquisition of Gold Banc Corporation, Inc. (“Gold Banc”), a bank holding company headquartered in Leawood, Kansas, which offered commercial banking, retail banking, trust and asset management products and services through various subsidiaries. Gold Banc had consolidated assets of $4.2 billion at the time of the merger. Total consideration in this transaction, including the effect of terminating Gold Banc’s employee stock ownership plan, amounted to $716.2 million, consisting of 13,672,665 shares of M&I common stock valued at $601.0 million, the exchange of 119,816 vested options valued at $2.9 million and total cash consideration of $112.3 million. Gold Banc’s largest subsidiary, Gold Bank, a Kansas state-chartered bank, was merged with and into M&I Marshall & Ilsley Bank on April 1, 2006, at which time, the 32 Gold Bank branch offices in Florida, Kansas, Missouri and Oklahoma became interstate branch offices of M&I Marshall & Ilsley Bank. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $493.5 million. Approximately $485.6 million of the goodwill was assigned to the Banking segment and the remainder was assigned to the Corporation’s Trust reporting unit. The estimated identifiable intangible asset to be amortized (core deposits) with an estimated weighted average life of 5.0 years amounted to $44.1 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On April 1, 2006, the Corporation completed the acquisition of St. Louis-based Trustcorp Financial, Inc. (“Trustcorp”). With the acquisition of Trustcorp, which had consolidated assets of $735.7 million at the time of the merger, the Corporation acquired Missouri State Bank and Trust Company, which provided commercial banking services in Missouri through seven bank locations. In July 2006, the Missouri State Bank and all of its branches were merged with and into Southwest Bank, the Corporation’s St. Louis-based banking affiliate. Total consideration in this transaction amounted to $182.0 million, consisting of 3,069,328 shares of M&I common stock valued at $134.9

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

million, the exchange of 412,317 vested options valued at $13.4 million and cash consideration of $33.7 million. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $130.4 million. The estimated identifiable intangible asset to be amortized (core deposits) with an estimated weighted average life of 7.5 years amounted to $10.9 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

On January 3, 2006, Marshall & Ilsley Trust Company N.A., completed the acquisition of the trust and asset management business assets of FirstTrust Indiana of Indianapolis, Indiana, a division of First Indiana Bank, N.A. (“FirstTrust Indiana”). The total cash consideration was $15.9 million. Additional consideration up to $1.5 million may be paid over three years based on meeting certain business related performance criteria. FirstTrust Indiana offered asset management, trust administration and estate planning services to high net-worth individuals and institutional customers. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $13.4 million. The estimated identifiable intangible asset to be amortized (trust customers) with an estimated weighted average life of 5.9 years amounted to $2.0 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

On January 3, 2006, Metavante completed the acquisition of AdminiSource Corporation (“AdminiSource”) of Carrollton, Texas. AdminiSource is a provider of health care payment distribution services, providing printed and electronic payment and remittance advice distribution services for payer organizations nationwide. Total consideration in this transaction consisted of 527,864 shares of M&I common stock valued at $23.2 million and $5.0 million in cash. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $21.4 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $7.8 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

There was no in-process research and development acquired in any of the acquisitions completed by Metavante for the year ended December 31, 2006.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2005:

On November 18, 2005, Metavante completed the acquisition of all of the outstanding stock of Link2Gov Corp. (“Link2Gov”) of Nashville, Tennessee for $63.5 million in cash. Link2Gov is a provider of electronic payment processing services for federal, state and local government agencies in the United States, including the Internal Revenue Service. Goodwill amounted to $47.6 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $17.9 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On October 6, 2005, Metavante acquired the membership interests of Brasfield Holdings, LLC (“Brasfield”) and associated members. Brasfield of Birmingham, Alabama provides core processing products and services to community banks which license and use Bankway software from Kirchman Corporation, an indirect subsidiary of Metavante. Total consideration consisted of 335,462 shares of M&I’s common stock valued at $14.6 million and $0.2 million in cash, with up to an additional $25.0 million to be paid based on meeting certain performance criteria. Goodwill amounted to $22.5 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 9 years amounted to $4.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On August 11, 2005, Metavante completed the acquisition of GHR Systems, Inc. (“GHR”) of Wayne, Pennsylvania for $63.6 million. Total consideration consisted of 1,152,144 shares of M&I’s common stock valued at $52.2 million and $11.4 million in cash. GHR provides loan origination technologies for the residential mortgage and consumer finance industries, offers point of sale products for any channel and comprehensive underwriting, processing and closing technologies. Goodwill amounted to $38.7 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $16.2 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

On August 8, 2005, Metavante completed the acquisition of all of the outstanding capital stock of TREEV LLC (“TREEV”) of Herndon, Virginia for $19.4 million. Total consideration consisted of 353,073 shares of M&I’s common stock valued at $16.4 million and $3.0 million in cash. TREEV provides browser-based document imaging, storage and retrieval products and services for the financial services industry in both lending and deposit environments. TREEV would complement Metavante’s check-imaging products and services by providing solutions for document storage and retrieval, including electronic report storage. Goodwill amounted to $16.8 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $5.2 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On July 22, 2005, Metavante completed the acquisition of all of the outstanding capital stock of Med-i-Bank, Inc. (“MBI”) of Waltham, Massachusetts for $150.5 million. Total consideration consisted of 2,850,730 shares of M&I’s common stock valued at $133.8 million and $16.7 million in cash. MBI provides electronic payment processing services for employee benefit and consumer-directed healthcare accounts, such as flexible spending accounts, health reimbursement arrangements and health savings account systems. Goodwill amounted to $119.3 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $26.1 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

In February 2005, Metavante completed the acquisition of all of the outstanding stock of Prime Associates, Inc. (“Prime”) of Clark, New Jersey, for $24.6 million. Total consideration consisted of 563,114 shares of M&I’s common stock valued at $24.0 million and $0.6 million in cash. Prime is a provider of anti-money laundering and fraud interdiction software and data products for financial institutions, insurance companies and securities firms. Additional consideration up to $4.0 million may be paid based upon attainment of certain earnings levels in the year ending December 31, 2005. Contingent payments, if made, would be reflected as adjustments to goodwill. Goodwill amounted to $24.6 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $4.6 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

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

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

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

On July 1, 2004, Metavante completed the acquisition of all of the outstanding common stock of Advanced Financial Solutions, Inc. and its affiliated companies (collectively “AFS”), of Oklahoma City, Oklahoma for $141.9 million in cash. AFS is a provider of image-based payment, transaction and document software technologies. AFS also operates an electronic check-clearing network through one of its affiliates. Additional contingent consideration may be paid based on the attainment of certain performance objectives each year, beginning on the date of closing and ending December 31, 2004, and each year thereafter through 2007. Contingent payments, if made, would be reflected as adjustments to goodwill. At December 31, 2006, goodwill amounted to $102.6 million. The estimated identifiable intangible assets to be amortized (customer relationships and non-compete agreements) with an estimated useful life of 12 years for customer relationships and 4 years for non-compete agreements, amounted to $21.5 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

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

6. Cash and Due from Banks

At December 31, 2006 and 2005, $51,508 and $81,009, respectively, of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances and certain cash received from Metavante clients is restricted and segregated into separate accounts.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

7. Securities

The book and market values of selected securities at December 31 were:

	2006		2005
	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$5,521,975	$5,466,369	$4,456,610	$4,379,148
States and political subdivisions	806,887	824,015	690,849	703,892
Mortgage backed securities	116,397	114,467	118,693	116,464
Other	566,778	573,002	491,928	502,199

Total	$7,012,037	$6,977,853	$5,758,080	$5,701,703

Investment Securities Held to Maturity:
States and political subdivisions	$494,020	$506,417	$616,554	$636,135
Other	1,500	1,492	2,000	2,000

Total	$495,520	$507,909	$618,554	$638,135

The unrealized gains and losses of selected securities at December 31 were:

	2006		2005
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$15,291	$70,897	$4,263	$81,725
States and political subdivisions	18,584	1,456	18,010	4,967
Mortgage backed securities	4	1,934	—	2,229
Other	6,288	64	10,743	472

Total	$40,167	$74,351	$33,016	$89,393

Investment Securities Held to Maturity:
States and political subdivisions	$12,401	$4	$19,610	$29
Other	—	8	—	—

Total	$12,401	$12	$19,610	$29

The book value and market value of selected securities by contractual maturity at December 31, 2006 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within one year	$1,407,612	$1,394,618	$101,367	$102,020
From one through five years	3,379,060	3,352,037	165,494	169,344
From five through ten years	1,175,421	1,169,767	153,440	158,523
After ten years	1,049,944	1,061,431	75,219	78,022

Total	$7,012,037	$6,977,853	$495,520	$507,909

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$422,638	$1,667	$3,160,890	$69,230	$3,583,528	$70,897
State and political subdivisions	83,509	400	67,513	1,060	151,022	1,460
Mortgage backed securities	1,104	4	89,426	1,930	90,530	1,934
Other	991	8	400	64	1,391	72

Total	$508,242	$2,079	$3,318,229	$72,284	$3,826,471	$74,363

The investment securities in the above table were temporarily impaired at December 31, 2006. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on December 31, 2006. The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer. At December 31, 2006, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity.

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

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $15,810 and $6,205 in 2006, $48,012 and $2,598 in 2005, and $44,008 and $8,656 in 2004, respectively. See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

Income tax expense related to net securities transactions amounted to $3,428, $15,901, and $12,373 in 2006, 2005, and 2004, respectively.

At December 31, 2006, securities with a value of approximately $1,177,900 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

8. Loans and Leases

Loans and leases at December 31 were:

	2006	2005
Commercial, financial and agricultural	$12,050,963	$9,599,361
Cash flow hedging instruments at fair value	(2,773)	(33,886)

Commercial, financial and agricultural	12,048,190	9,565,475
Real estate:
Construction	6,088,206	3,641,942
Residential mortgage	6,328,478	5,050,803
Home equity loans and lines of credit	4,342,362	4,833,480
Commercial mortgage	10,965,607	8,825,104

Total Real Estate	27,724,653	22,351,329
Personal	1,458,594	1,617,761
Lease financing	703,580	632,348

Total loans and leases	$41,935,017	$34,166,913

Included in residential mortgages in the table previously presented are residential mortgage loans held for sale. Residential mortgage loans held for sale amounted to $139,301 and $198,716 at December 31, 2006 and 2005, respectively. Auto loans held for sale, which are included in personal loans in the table previously presented, amounted to $83,434 and $79,131 at December 31, 2006 and 2005, respectively. Student loans held for sale, which are included in personal loans were $77,942 at December 31, 2006.

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

The Corporation’s lending activities are concentrated primarily in the Midwest. Based on the customer’s location, or for real estate loans, where the underlying collateral is located, approximately 41% of the portfolio consists of loans located in Wisconsin, 17% of loans located in Arizona, 9% of loans located in Minnesota, 8% of loans located in Missouri and 5% of loans located in Florida. The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2006, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Federal banking regulatory agencies have established guidelines in the form of supervisory limits for loan- to-value ratios (“LTV”) in real estate lending. The supervisory limits are based on the type of real estate collateral and loan type (1-4 family residential and non-residential). The guidelines permit financial institutions to grant or purchase loans with LTV ratios in excess of the supervisory LTV limits (“High LTV or HLTV”) provided such exceptions are supported by appropriate documentation or the loans have additional credit support. Federal banking regulatory agencies have also established aggregate limits on the amount of HLTV loans a financial institution may hold. HLTV loans as defined by the supervisory limits, amounted to $3,822 million at December 31, 2006. Approximately $2,110 million of these HLTV loans at December 31, 2006 were secured by owner-occupied residential properties. At December 31, 2006, all of the Corporation’s banking affiliates were in compliance with the aggregate limits for HLTV loans.

Federal banking regulatory agencies have expressed concerns that concentrations of loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property may make financial institutions more vulnerable to cyclical real estate markets. Loans secured by residential vacant land represents 10% of total real estate loans outstanding at December 31, 2006. Loans secured by commercial vacant land represents 3% of total real estate loans outstanding at December 31, 2006. Loans secured by multi-family properties represents 13% of total real estate loans outstanding at December 31, 2006. Loans secured by non-farm nonresidential properties amounted to $6,620 million with approximately 44% of those loans secured by owner-occupied properties at December 31, 2006. Loans secured by owner-occupied properties generally have risk profiles that are less influenced by the condition of the general real estate market.

The Corporation offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are typical in commercial and business line-of-credit or revolving line-of-credit loans, home equity lines-of-credit and construction and land development loans (residential and commercial). At December 31, 2006, the Corporation did not have loans with below market or so-called teaser interest rates. At December 31, 2006, the Corporation did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease. No residual impairment losses were incurred for the years ended December 31, 2006 and 2005.

An analysis of loans outstanding to directors and officers, including their related interests, of the Corporation and its significant subsidiaries for 2006 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-appointed directors and executive officers.

Loans to directors and executive officers:

Balance, beginning of year	$142,790
New loans	542,066
Repayments	(531,534)

Balance, end of year	$153,322

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

9. Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows:

	2006	2005	2004
Balance, beginning of year	$363,769	$358,110	$349,561
Allowance of loans and leases acquired	45,258	—	27
Provision charged to expense	50,551	44,795	37,963
Charge-offs	(55,430)	(59,524)	(50,855)
Recoveries	16,462	20,388	21,414

Balance, end of year	$420,610	$363,769	$358,110

As of December 31, 2006 and 2005, nonaccrual loans and leases totaled $264,890 and $134,718, respectively.

At December 31, 2006 and 2005 the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows:

	2006		2005
	Recorded Invest- ment	Valuation Allow- ance	Recorded Invest- ment	Valuation Allow- ance
Total impaired loans and leases	$265,015		$134,861
Loans and leases excluded from individual evaluation	(85,157)		(61,090)

Impaired loans evaluated	$179,858		$73,771

Valuation allowance required	$76,557	$24,175	$50,113	$18,235
No valuation allowance required	103,301	—	23,658	—

Impaired loans evaluated	$179,858	$24,175	$73,771	$18,235

The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct write-downs of $34,655 in 2006 and $31,505 in 2005 against the loan balances outstanding. Loans less than $250 are excluded from individual evaluation, but are collectively evaluated as homogeneous pools. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

The average recorded investment in total impaired loans and leases for the years ended December 31, 2006 and 2005 amounted to $203,014 and $135,584, respectively.

Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $14,099 in 2006, $8,528 in 2005 and $6,591 in 2004. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $12,871 in 2006, $10,954 in 2005 and $10,047 in 2004.

10. Variable Interest Entities and Financial Asset Sales

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

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Corporation’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

During 2006, 2005 and 2004, the Corporation recognized net losses of $119, $1,957 and $3,440, respectively, on the sale and securitization of automobile loans. Net trading gains/(losses) associated with related interest swaps amounted to $31, ($1,078) and ($357) in 2006, 2005, and 2004, respectively.

Net gains associated with the retained interests, held in the form of interest-only strips amounted to $866 in 2006 and $1,009 in 2005 and are included in net investment securities gains in the Consolidated Statements of Income. During 2006, the Corporation realized $4,021 in gains that were offset by impairment losses of $3,155. There were no impairment losses in 2005. The gains realized in 2006 and 2005 resulted from the excess of cash received over the carrying amount of certain interest-only strips. The impairment in 2006 was a result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring certain interest-only strips. Those impairments were deemed to be other than temporary. There were no gains or impairment losses in 2004.

The values of retained interests are based on cash flow models, which incorporate key assumptions. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations of automobile loans completed during the year were as follows (rate per annum):

	2006	2005
Prepayment speed (CPR)	15-42%	15-40%
Weighted average life (in months)	20.9	21.2
Expected credit losses (based on original balance)	0.36-1.32%	0.22-0.74%
Residual cash flow discount rate	12.0%	12.0%
Variable returns to transferees	Forward one month LIBOR yield curve

For 2006, the prepayment speed and expected credit loss estimates are based on historical prepayment rates, credit losses on similar assets and consider current environmental factors. The prepayment speed curve ramps to its maximum near the end of the fourth year. The expected credit losses are based in part on whether the loan is on a new or used vehicle. Estimates of net credit losses reach their peak levels at various points during year five. The expected credit losses presented are based on the original loan balances of the loans securitized. The Corporation has not changed any aspect of its overall approach to determining the key economic assumptions. However, on an ongoing basis the Corporation continues to refine the assumptions used in measuring retained interests.

Retained interests and other assets consisted of the following at December 31:

	2006	2005
Interest – only strips	$14,898	$10,659
Cash collateral accounts	19,217	15,050
Servicing advances	208	237

Total retained interests	$34,323	$25,946

At December 31, 2006 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

		Adverse Change in Assumptions
		10%	20%
Weighted average life of collateral (in months)	18.0
Prepayment speed	16-42%	$0.7	$1.6
Expected credit losses (based on original balance)	0.22-1.66%	0.9	1.8
Residual cash flows discount rate (annual)	12.0%	0.2	0.3

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

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

Actual and projected net credit losses represented 0.84% of total automobile loans that have been securitized at December 31, 2006, based on original balances at the time of the initial securitization.

The following table summarizes certain cash flows received from and paid to the securitization entities for the years ended December 31:

	2006	2005
Proceeds from new securitizations	$526,236	$498,858
Servicing fees received	6,105	5,765
Net charge-offs	(4,871)	(2,489)
Cash collateral account transfers, net	4,167	(2,919)
Other cash flows received on retained interests, net	11,393	17,385

At December 31, 2006 securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

	Securitized	Portfolio	Managed
Loan balances	$948,193	$165,649	$1,113,842
Principal amounts of loans 60 days or more past due	3,477	568	4,045
Net credit losses	5,440	1,291	6,731

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

Highly rated investment securities in the amount of $358.9 million and $270.0 million were outstanding at December 31, 2006 and 2005, respectively, in the QSPE to support the outstanding commercial paper.

The Corporation also holds other variable interests in variable interest entities.

The Corporation is committed to community reinvestment and is required under federal law to take affirmative steps to meet the credit needs of the local communities it serves. The Corporation regularly invests in or lends to entities that: own residential facilities that provide housing for low-to-moderate income families (affordable housing projects); own commercial properties that are involved in historical preservations (rehabilitation projects); or provide funds for qualified low income community investments. These projects are generally located within the geographic markets served by the Corporation’s Banking segment. The Corporation’s involvement in these entities

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

is limited to providing funding in the form of subordinated debt or equity interests. At December 31, 2006, investments in the form of subordinated debt represented an insignificant involvement in seven unrelated entities.

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

The Corporation’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2006, the aggregate carrying value of the subordinated debt and equity investments was $33,118 and the amount of unfunded commitments outstanding was $16,920.

11. Premises and Equipment

The composition of premises and equipment at December 31 was:

	2006	2005
Land	$110,036	$90,834
Building and leasehold improvements	581,664	493,655
Furniture and equipment	542,499	533,728

	1,234,199	1,118,217
Less: Accumulated depreciation	662,562	627,530

Total premises and equipment, net	$571,637	$490,687

Depreciation expense was $83,290 in 2006, $76,477 in 2005, and $71,489 in 2004.

The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $87,473 in 2006, $80,195 in 2005, and $70,644 in 2004, respectively.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2007 through 2011 are $40,257, $34,206, $28,221, $24,137, and $18,031, respectively.

12. Goodwill and Intangibles

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

With the assistance of a nationally recognized independent appraisal firm, the Corporation has elected to perform its annual test for goodwill impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2006 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2006 and 2005 are as follows:

	Banking	Metavante	Others	Total
Goodwill balance as of December 31, 2004	$815,086	$978,418	$5,412	$1,798,916
Goodwill acquired during the period	—	273,610	—	273,610
Purchase accounting adjustments	(5,710)	20,011	2,392	16,693

Goodwill balance as of December 31, 2005	809,376	1,272,039	7,804	2,089,219
Goodwill acquired during the period	615,942	76,693	21,251	713,886
Purchase accounting adjustments	(121)	(18,456)	1	(18,576)

Goodwill balance as of December 31, 2006	$1,425,197	$1,330,276	$29,056	$2,784,529

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period and the reduction of goodwill allocated to sale transactions. For the year ended December 31, 2006, purchase accounting adjustments for the Banking segment represent a reduction in goodwill allocated to a branch divestiture. Purchase accounting adjustments for Metavante represents adjustments to initial estimates of fair value associated with the acquisitions of GHR Systems, Inc., Brasfield Corporation, AdminiSource, Med-i-Bank, Inc., Link2Gov Corp., TREEV LLC, and NYCE Corporation and its affiliated companies. In addition, purchase accounting adjustments for Metavante include the effect of a $5.0 million earnout associated with Brasfield Corporation. During 2006, Metavante received $29.9 million as a return of purchase price associated with the NYCE acquisition.

For the year ended December 31, 2005, purchase accounting adjustments for the Banking segment represent adjustments relating to the resolution of tax issues resulting from the acquisitions of National City Bancorporation, Richfield State Agency, Inc. and Mississippi Valley Bancshares, Inc. Purchase accounting adjustments for the Banking segment also include a reduction of goodwill allocated to branch divestitures. Purchase accounting adjustments for Metavante represent adjustments to the initial estimates of fair value associated with the acquisitions of Kirchman Corporation, Advanced Financial Solutions, Inc. and its affiliated companies, NYCE Corporation, Response Data Corp., NuEdge Systems LLC and VECTORsgi Holdings, Inc. In addition, purchase accounting adjustments for Metavante include the effect of $22.5 million of contingent consideration associated with the Printing For Systems, Inc. acquisition. Purchase accounting adjustments for the Others include the effect of a contingent payment made for an acquisition made by the Corporation’s Trust subsidiary, net of the reduction of goodwill allocated to the sale of two small Trust business lines.

The Corporation’s other intangible assets consisted of the following at December 31, 2006:

	Gross Carrying Value	Accumulated Amortiza- tion	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangible	$207,805	$96,002	$111,803	6.1
Data processing contract rights/customer lists	360,186	58,886	301,300	15.0
Trust customers	6,750	1,930	4,820	8.0
Tradename	8,000	967	7,033	20.0
Other intangibles	1,250	690	560	4.6

	$583,991	$158,475	$425,516	13.5

Mortgage loan servicing rights			$2,057

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The Corporation’s other intangible assets consisted of the following at December 31, 2005:

	Gross Carrying Value	Accumulated Amortiza- tion	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangible	$152,816	$79,616	$73,200	6.3
Data processing contract rights/customer lists	317,223	32,832	284,391	15.9
Trust customers	4,750	1,229	3,521	6.8
Tradename	8,275	750	7,525	19.4
Other intangibles	1,250	414	836	4.6

	$484,314	$114,841	$369,473	12.8

Mortgage loan servicing rights			$2,769

Amortization expense of other acquired intangible assets amounted to $43,908, $29,453 and $24,926 in 2006, 2005 and 2004, respectively. Amortization of mortgage servicing rights was $1,465, $1,650 and $2,926 in 2006, 2005 and 2004, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2007	$45,679
2008	42,070
2009	39,467
2010	37,395
2011	35,887

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced. The actual remaining life could be significantly different due to actual prepayment experience in future periods.

At December 31, 2006 and 2005, none of the Corporation’s other intangible assets were determined to have indefinite lives.

13. Deposits

The composition of deposits at December 31 was:

	2006	2005
Noninterest bearing demand	$6,112,362	$5,525,019

Savings and NOW	12,081,260	10,462,831
Cash flow hedge — Brokered MMDA	—	(5,326)

Total Savings and NOW	12,081,260	10,457,505

CDs $100,000 and over	7,841,499	5,652,359
Cash flow hedge – Institutional CDs	(970)	(13,767)

Total CDs $100,000 and over	7,840,529	5,638,592

Other time deposits	4,821,233	3,434,476
Foreign deposits	3,228,998	2,618,629

Total deposits	$34,084,382	$27,674,221

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

At December 31, 2006 and 2005, brokered deposits amounted to $5,411 million and $4,892 million, respectively.

At December 31, 2006, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2007	$12,945,528
2008	880,462
2009	646,281
2010	180,309
2011 and thereafter	1,239,150

Total	$15,891,730

14. Short-term Borrowings

Short-term borrowings at December 31 were:

	2006	2005
Federal funds purchased and security repurchase agreements	$2,838,618	$2,325,863
Cash flow hedge – Federal funds	138	1,394

Federal funds purchased and security repurchase agreements	2,838,756	2,327,257

U.S. Treasury demand notes	36,721	306,564

Federal Home Loan Bank (FHLB) notes payable	200,000	—

Commercial paper	521,549	380,551

Other	12,275	5,597

Subtotal	3,609,301	3,019,969
Current maturities of long-term borrowings	2,815,829	2,606,765

Total short-term borrowings	$6,425,130	$5,626,734

At December 31, 2006, the Corporation did not have any unused lines of credit. Unused lines of credit, primarily to support commercial paper borrowings, was $75.0 million at December 31, 2005.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

15. Long-term Borrowings

Long-term borrowings at December 31 were:

	2006	2005
Corporation:
Medium-term notes Series E, F and MiNotes	$468,118	$423,796
4.375% senior notes	598,532	598,007
3.90% junior subordinated debt securities	397,052	396,014
7.65% junior subordinated deferrable interest debentures	199,355	204,983
5.80% junior subordinated debt securities	15,270	—
Floating rate junior subordinated debt securities	30,831	—
6.00% junior subordinated deferrable interest debentures	37,651	—
10.60% junior subordinated deferrable interest debentures	16,901	—
Floating rate subordinated notes	34,515	—

Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
Floating rate advances	1,410,000	1,220,000
Cash flow hedge	(6,235)	(21,847)

Floating rate advances	1,403,765	1,198,153
Fixed rate advances	1,022,225	700,946
Senior bank notes:
Floating rate bank notes	1,623,913	723,818
Cash flow hedge	2,262	(1,168)

Floating rate bank notes	1,626,175	722,650
Fixed rate bank notes	2,110,444	1,859,858
Senior bank notes — Amortizing bank notes	109,006	145,301
Senior bank notes — EXLs	—	249,995
Senior bank notes — Extendible Monthly Securities	499,813	499,803
Senior bank notes — Puttable Reset Securities	1,000,126	1,000,480
Subordinated bank notes	1,270,375	1,269,410
Nonrecourse notes	1,620	3,505
9.75% obligation under capital lease due through 2006	—	457
Other	210	2,077

Total long-term borrowing including current maturities	10,841,984	9,275,435
Less current maturities	2,815,829	2,606,765

Total long-term borrowings	$8,026,155	$6,668,670

At December 31, 2006, Series E notes outstanding amounted to $80,000 with fixed rates of 4.50% to 5.02%. Series E notes outstanding mature at various times and amounts through 2023. In May 2002, the Corporation filed a prospectus supplement with the Securities and Exchange Commission to issue up to $500 million of medium-term MiNotes. The MiNotes, issued in minimum denominations of one-thousand dollars or integral multiples of one-thousand dollars, may have maturities ranging from nine months to 30 years and may be at fixed or floating rates. At December 31, 2006, MiNotes outstanding amounted to $142,759 with fixed rates of 2.55% to 6.00%. MiNotes outstanding mature at various times through 2030. The Corporation has filed a shelf registration statement under which it may issue up to $569 million of medium-term Series F notes with maturities ranging from nine months to 30 years and at fixed or floating rates. At December 31, 2006 Series F notes outstanding amounted to $250,000 with a fixed rate of 5.35%. The Series F note matures in 2011.

The Corporation has filed a shelf registration statement with the Securities and Exchange Commission which will enable the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At December 31, 2006 and 2005, approximately $1.30 billion, respectively was available for future securities issuances.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

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

M&I Capital Trust B is a 100% owned unconsolidated finance subsidiary of the Corporation. The Corporation has fully and unconditionally guaranteed the securities that M&I Capital Trust B has issued.

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

December 31, 2006, 2005, and 2004 ($000’s except share data)

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

M&I Capital Trust A is a 100% owned unconsolidated finance subsidiary of the Corporation. The Corporation has fully and unconditionally guaranteed the securities that M&I Capital Trust A has issued.

The junior subordinated deferrable interest debentures qualify as “Tier 1” capital for regulatory capital purposes.

In conjunction with the acquisitions of Gold Banc and Trustcorp, the Corporation acquired all of the common interests in four Trusts that issued cumulative preferred capital securities that are supported by junior subordinated deferrable interest debentures. These Trusts are 100% owned unconsolidated finance subsidiaries of the Corporation. The Corporation has fully and unconditionally guaranteed the securities that the Trusts have issued. The junior subordinated deferrable interest debentures qualify as “Tier 1” capital for regulatory capital purposes.

Gold Banc Trust III was formed in March 2004, and issued $16,000 of trust-preferred securities to institutional investors. Gold Banc Trust III used the proceeds from the issuance of the trust-preferred securities to purchase junior subordinated debt securities issued by the Company. The debentures mature on April 23, 2034, and may be redeemed, at the option of the Company, after April 23, 2009. The interest rate of the debentures is fixed at 5.80% for a five-year period through April 23, 2009. Thereafter, interest is at a floating rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR’) plus 2.75%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

Gold Banc Trust IV was formed in March 2004, and issued $30,000 of trust-preferred securities to institutional investors. Gold Banc Trust IV used the proceeds from the issuance of the trust-preferred securities to purchase floating rate junior subordinated debt securities issued by the Company. The debentures mature on April 7, 2034 and may be redeemed, at the option of the Company, after April 7, 2009. The interest rate of the debentures is a floating rate equal to three-month LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

Gold Banc Capital Trust V was formed in November 2004, and issued $38,000 of trust-preferred securities to institutional investors. Gold Banc Capital Trust V used the proceeds from the issuance of the trust-preferred securities to purchase junior subordinated deferrable interest debentures issued by the Company. The debentures mature on December 15, 2034, and may be redeemed, at the option of the Company after December 15, 2009. The interest rate of the debentures is fixed at 6.00% for a five-year period through December 15, 2009. Thereafter, interest is at a floating rate equal to three-month LIBOR plus 2.10%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

Trustcorp Statutory Trust I was formed in August 2000, and issued $15,000 of 10.60% Cumulative Preferred Trust Securities. Trustcorp Statutory Trust I used the proceeds from the issuance of the cumulative preferred trust securities to purchase junior subordinated deferrable interest debentures issued by the Company. The debentures mature on September 7, 2030. Interest is payable semi-annually. The dividend rate on the cumulative preferred trust securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The Corporation’s floating rate subordinated-debt securities mature November 2011 and pay interest semiannually at a variable rate, based upon six-month LIBOR plus 3.75%.

Floating rate FHLB advances mature at various times between 2007 and 2013. The interest rate is reset monthly based on one-month LIBOR.

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

The floating rate senior bank notes have interest rates based on three-month LIBOR with a spread that ranges from a minus 0.015% to a plus 0.13%. Interest payments are quarterly. The floating rate senior bank notes outstanding mature at various times and amounts from 2007 to 2010.

The fixed rate senior bank notes have interest rates, which range from 2.63% to 5.52% and pay interest semi-annually. The fixed rate senior bank notes outstanding mature at various times and amounts from 2007 through 2017.

The senior bank notes – Amortizing have a maturity date of August 18, 2009. The senior bank notes pay interest semi-annually at a fixed coupon interest rate of 2.90%. In addition, principal in the amount of $18,182 is paid every coupon payment period beginning on August 18, 2004 and ending on August 18, 2009.

The senior bank notes – Extendible Liquidity Securities (“EXLs”) were indexed to one month LIBOR plus a stated spread. The EXLs matured in 2006.

The senior bank notes – Extendible Monthly Securities had an initial stated maturity date of December 15, 2006. The noteholders may elect to extend the maturity date through 2011. The interest rate is floating based upon LIBOR plus a contractually specified spread and reset monthly. The applicable spread to LIBOR is initially minus 0.02%, 0.00% in year two, and for the remaining term is LIBOR plus, 0.01% in year three, 0.03% in years four and five and 0.04% to maturity in 2011.

The senior bank notes – Puttable Reset Securities have a maturity date of December 15, 2016. However in certain circumstances, the notes will be put back to the issuing bank at par prior to final maturity. The notes are also subject to the exercise of a call option by a certain broker-dealer. Beginning December 15, 2003 and each December 15 thereafter until and including December 15, 2015, the broker-dealer has the right to purchase all of the outstanding notes from the noteholders at a price equal to 100% of the principal amount of the notes and then remarket the notes. However, if the broker-dealer does not purchase the notes on the aforementioned date(s), each holder of outstanding notes will be deemed to have put all of the holder’s notes to the issuing bank at a price equal to 100% of the principal amount of the notes and the notes will be completely retired. The current interest rate is 5.162% and, to the extent the notes are purchased and remarketed, the interest rate will reset each date the notes are remarketed, subject to a floor that is based on twelve-month LIBOR plus a credit spread. The call and put are considered clearly and closely related for purposes of recognition and measurement under SFAS 133. The fair value of the call option at December 31, 2006 and 2005, as determined by the holder of the call option, was approximately $41 million and $62 million, respectively.

The subordinated bank notes have fixed rates that range from 4.85% to 7.88% and mature at various times in 2010 through 2017. Interest is paid semi-annually. The subordinated bank notes qualify as “Tier 2” or supplementary capital for regulatory capital purposes.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 6.42% at December 31, 2006 and are due in installments over varying periods through 2009. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

Scheduled maturities of long-term borrowings are $1,503,289, $1,347,098, $819,084, and $1,819,998 for 2008 through 2011, respectively.

16. Shareholders’ Equity

The Corporation has 5,000,000 shares of preferred stock authorized, of which the Board of Directors has designated 2,000,000 shares as Series A Convertible Preferred Stock (the “Series A”), with a $100 value per share for conversion and liquidation purposes. Series A is nonvoting preferred stock. The same cash dividends will be paid on Series A as would have been paid on the common stock exchanged for Series A. At December 31, 2006 and 2005 there were no shares of Series A outstanding.

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

Each stock purchase contract underlying a Common SPACES obligates the investor to purchase on the stock purchase date for an amount in cash equal to the $25 stated amount of the Common SPACES, a number of shares of common stock equal to the settlement rate.

The settlement rate for each purchase contract will be set on August 15, 2007 (regardless of whether the stock purchase date is deferred beyond August 15, 2007). If the applicable market value (the average of the closing price per share of the Corporation’s common stock for the 20 consecutive trading days ending on the third trading day immediately preceding August 15, 2007) of common stock is equal to or greater than $46.28, the settlement rate will be .5402 shares of common stock, which is equal to the stated amount divided by $46.28. If the applicable market value of common stock is less than $46.28 but greater than $37.32, the settlement rate will be a number of shares of common stock equal to $25 divided by the applicable market value. If the applicable market value of common stock is less than or equal to $37.32, the settlement rate will be 0.6699 which is equal to the stated amount divided by $37.32. The settlement rates are subject to adjustment, without duplication, upon the occurrence of certain anti-dilution events including adjustments for dividends paid above $0.21 per share (the dividend level at the time of the offering). The most recent quarterly dividend declared by the Company was $0.27 per share.

The Corporation estimates that it will issue approximately 8.7 million to 10.9 million common shares to settle shares issuable pursuant to the stock purchase contracts.

Holders of Common SPACES have pledged their ownership interests in the STACKS as collateral for the benefit of the Corporation to secure their obligations under the stock purchase contract. Holders of Common SPACES have the option to elect to substitute pledged treasury securities for the pledged ownership interests in the STACKS.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and conversions of convertible securities. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock, mature shares tendered for stock option exercises in lieu of cash and open market purchases in accordance with the Corporation’s approved share repurchase program. The Corporation is currently authorized to repurchase up to 12 million shares per year. The Corporation repurchased 1.0 million shares with an aggregate cost of $41.8 million in 2006. There were no shares repurchased in accordance with the approved plan during 2005.

During 2005, the Corporation entered into an equity distribution agreement that is described in the Prospectus Supplement dated October 17, 2005. The proceeds from these issuances will be used for general corporate purposes, including maintaining capital at desired levels. Under the equity distribution agreement, the Corporation may offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. However, the Corporation will not sell more than the number of shares of its common stock necessary for the aggregate gross proceeds from such sales to reach $150.0 million. No sales occurred during the year ended December 31, 2006. During 2005, the Corporation issued 155,000 shares of its common stock. The net proceeds from the sale amounted to $6,651.

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors and advisory board members of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2006 and 2005, 607,973 and 611,318 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $17,241 at December 31, 2006 and $16,759 at December 31, 2005.

During 2003, the Corporation amended its deferred compensation plan for its non-employee directors and selected key employees to permit participants to defer the gain from the exercise of nonqualified stock options. In addition, the gain upon vesting of restricted common stock to participating executive officers may be deferred. Shares of M&I common stock, which represent the aggregate value of the gains deferred are maintained in a grantor trust with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2006 and 2005, 540,498 and 451,923 shares of M&I common stock, respectively, were held in the grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $23,369 at December 31, 2006 and $18,724 at December 31, 2005.

In conjunction with previous acquisitions, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of acquired companies. At December 31, 2006 and 2005, 30,657 and 59,796 common shares of M&I stock, respectively, were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $689 and $1,272 at December 31, 2006 and 2005, respectively, is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets.

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

At December 31, 2006 and 2005, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation’s category.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2006		As of December 31, 2005
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$3,873.0	7.88%	$3,114.0	7.84%
Tier 1 capital adequacy minimum requirement	1,965.1	4.00	1,587.9	4.00

Excess	$1,907.9	3.88%	$1,526.1	3.84%

Total capital	$5,489.5	11.17%	$4,726.4	11.91%
Total capital adequacy minimum requirement	3,930.2	8.00	3,175.8	8.00

Excess	$1,559.3	3.17%	$1,550.6	3.91%

Risk-adjusted assets	$49,128.1		$39,698.1

	Leverage Ratio
	As of December 31, 2006		As of December 31, 2005
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$3,873.0	7.38%	$3,114.0	7.24%
Minimum leverage adequacy requirement	1,575.2 - 2,625.4	3.00 -5.00	1,291.1 - 2,151.9	3.00-5.00

Excess	$2,297.8 - 1,247.6	4.38-2.38%	$1,822.9 - 962.1	4.24 -2.24%

Adjusted average total assets	$52,508.3		$43,039.2

All of the Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2006 and 2005. The following table presents the risk-based capital ratios for the Corporation’s lead banking subsidiary:

	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2006	7.37%	10.89%	6.91%
December 31, 2005	7.52	12.03	6.95

At December 31, 2006 and 2005 the estimated deferred tax liabilities that reduced the carrying value of acquired intangibles used in determining Tier 1 capital amounted to $155,183 and $132,453, respectively.

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2006, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval, while maintaining well capitalized risk-based capital and leverage ratios, was approximately $992.1 million.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

17. Income Taxes

Total income tax expense for the years ended December 31, 2006, 2005, and 2004 was allocated as follows:

	2006	2005	2004
Income before income taxes	$387,794	$351,464	$305,987
Shareholders’ Equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(11,430)	(8,882)	(11,155)
Unrealized gains (losses) on accumulated other comprehensive income	11,102	(33,133)	11,065

	$387,466	$309,449	$305,897

The current and deferred portions of the provision for income taxes were:
	2006	2005	2004
Current:
Federal	$321,039	$333,654	$267,613
State	19,456	33,355	36,013

Total current	340,495	367,009	303,626
Deferred:
Federal	42,244	(15,303)	3,855
State	5,055	(242)	(1,494)

Total deferred	47,299	(15,545)	2,361

Total provision for income taxes	$387,794	$351,464	$305,987

The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate (35%):
	2006	2005	2004
Tax computed at statutory rates	$418,471	$370,179	$319,144
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(19,343)	(21,498)	(20,834)
State income taxes, net of Federal tax benefit	15,932	21,130	22,031
Bank owned life insurance	(10,197)	(9,478)	(9,539)
Federal tax credits	(17,283)	(5,322)	(3,599)
Other	214	(3,547)	(1,216)

Total provision for income taxes	$387,794	$351,464	$305,987

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2006	2005
Deferred tax assets:
Deferred compensation	$67,132	$60,014
Share-based compensation	77,976	67,661
Allowance for loan and lease losses	170,871	147,877
Accrued postretirement benefits	23,768	27,670
Accrued expenses	38,926	32,742
Net Operating Loss Carryforwards (NOLs)	44,915	30,171
Accumulated other comprehensive income	9,482	20,584
Other	88,987	91,134

Total deferred tax assets before valuation allowance	522,057	477,853
Valuation allowance	(74,233)	(46,659)

Net deferred tax assets	447,824	431,194
Deferred tax liabilities:
Lease revenue reporting	123,701	119,112
Conversion cost deferred	51,127	52,261
Premises and equipment, principally due to depreciation	22,210	22,947
Deductible goodwill	55,623	42,407
Purchase accounting adjustments	122,791	123,396
Other	63,529	58,333

Total deferred tax liabilities	438,981	418,456

Net deferred tax asset	$8,843	$12,738

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2021. At December 31, 2006, the Corporation believes it is more likely than not that these items will not be realized. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using these items.

In 2006, the Corporation was awarded a $75 million allocation of tax credit authority under the Community Development Financial Institutions Fund. Under the program, the Corporation invested $75 million in a wholly-owned subsidiary, which will make qualifying loans and investments. In return, the Corporation will receive federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. The Corporation recognizes these tax credits for financial reporting purposes in the same year the tax benefit is recognized in the Corporation’s tax return. The investment resulted in a tax credit that reduced income tax expense by $3.75 million in 2006.

18. Stock Option, Restricted Stock and Employee Stock Purchase Plans

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

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The Corporation also has a Long-Term Incentive Plan. Under the plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive a cash award equal to the Corporation’s average common stock price over the last five days of the vesting period multiplied by some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. The vesting period is three years from the date the performance units were awarded.

The Corporation also has a qualified employee stock purchase plan (the “ESPP”) which gives employees who elect to participate in the ESPP the right to acquire shares of the Corporation’s common stock at the purchase price which is 85% of the lesser of the fair market value of the Corporation’s common stock on the first or last day of the one-year offering period (“look-back feature”) which has historically been from July 1 to June 30. Effective July 1, 2006 the ESPP was amended to eliminate the look-back feature and to provide employees, who elect to participate in the plan, the right to acquire shares of the Corporation’s common stock at the purchase price, which is 85% of the fair market value of the Corporation’s common stock on the last day of each three month period within the one-year offering period. 85,708 and 89,388 shares were purchased on January 3, 2007 and October 2, 2006, respectively. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period.

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

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Shares under option at December 31, 2003	21,782,816	$9.63-38.25	$27.81
Options granted	3,758,145	36.76-44.20	41.64
Options lapsed or surrendered	(343,070)	15.94-41.95	32.12
Options exercised	(2,319,794)	9.63-34.79	21.09

Shares under option at December 31, 2004	22,878,097	$10.13-44.20	$30.70
Options granted	3,911,980	40.49-47.02	42.81
Options lapsed or surrendered	(284,399)	22.80-42.82	36.76
Options exercised	(1,850,361)	10.13-41.95	23.49

Shares under option at December 31, 2005	24,655,317	$15.94-47.02	$33.09
Options granted	4,215,841	41.30-48.54	47.58
Vested options exchanged in acquisition	532,133	5.71-43.67	12.99
Options lapsed or surrendered	(376,724)	26.14-48.07	42.30
Options exercised	(2,702,031)	5.71-44.95	25.25

Shares under option at December 31, 2006	26,324,536	$5.71-48.54	$35.68

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The range of options outstanding at December 31, 2006 were:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Aggregate intrinsic Value		Weighted- Average Remaining Contractual Life (In Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$ 5.50-25.99	3,678,604	3,678,604	$22.89	$22.89	$25.22	$25.22	3.3	3.3
26.00-29.99	3,774,548	3,774,548	28.56	28.56	19.55	19.55	4.9	4.9
30.00-31.99	4,597,615	4,597,615	31.42	31.42	16.69	16.69	4.2	4.2
32.00-37.99	3,165,186	3,156,016	34.88	34.88	13.23	13.23	6.8	6.8
38.00-42.49	3,366,375	2,423,505	41.83	41.85	6.28	6.26	7.8	7.8
42.50-46.99	4,066,642	1,615,673	43.00	42.89	5.11	5.22	8.9	8.8
Over $47.00	3,675,566	580,110	48.07	48.07	0.04	0.04	9.8	9.8

	26,324,536	19,826,071	$35.68	$32.54	$12.43	$15.57	6.5	5.6

Options exercisable at December 31, 2005 and 2004 were 18,451,293 and 16,845,530, respectively. The weighted-average exercise price for options exercisable was $30.35 at December 31, 2005 and $28.32 at December 31, 2004.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.

The grant date fair values and assumptions used to determine such value are as follows:

	2006	2005	2004
Weighted-average grant date fair value	$9.11	$8.78	$7.48
Assumptions:
Risk-free interest rates	4.22-5.66%	3.70-4.64%	3.17-4.45%
Expected volatility	18.20-18.50%	13.12-18.50%	18.00-30.33%
Expected term (in years)	6.3-7.2	6.0	6.0
Expected dividend yield	2.20-2.29%	2.11%	1.93%

The total intrinsic value of nonqualified and incentive stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $55.2 million, $37.0 million and $43.7 million, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 amounted to $47.4 million, $29.8 million and $30.0 million, respectively.

There was approximately $40.6 million and $35.8 million of total unrecognized compensation expense related to unvested nonqualified and incentive stock options at December 31, 2006 and 2005, respectively. The total unrecognized compensation expense will be recognized over a weighted average period of 1.7 years. For awards with graded vesting, compensation expense was recognized using an accelerated method prior to the adoption of SFAS 123(R) and is recognized on a straight line basis for awards granted after the effective date.

For the years ended December 31, 2006, 2005 and 2004 the expense for nonqualified and incentive stock options that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $30.1 million, $28.8 million and $29.7 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

For the years ended December 31, 2006, 2005 and 2004 the expense for directors’ nonqualified and incentive stock options that is included in Other expense in the Consolidated Statements of Income amounted to $0.6 million, $0.7 million and $1.0 million, respectively.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Activity relating to the Corporation’s Restricted Stock Purchase Rights was:

	December 31
	2006	2005	2004
Restricted stock purchase rights outstanding — Beginning of Year	—	—	—
Restricted stock purchase rights granted	220,855	183,700	172,700
Restricted stock purchase rights exercised	(220,855)	(183,700)	(172,700)

Restricted stock purchase rights outstanding — End of Year	—	—	—

Weighted-average grant date market value	$47.21	$42.88	$41.50
Aggregate compensation expense	$6,024	$4,529	$3,153
Unamortized deferred compensation	$16,686	$13,794	$10,727

Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is amortized over the vesting period. At December 31, 2006, the unamortized compensation expense will be recognized over a weighted average period of 2.1 years. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

All participants in the Long-Term Incentive Plan will receive a cash award at the end of the designated vesting period. This plan meets the definition of a liability award. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement. For the years ended December 31, 2006, 2005 and 2004 the expense for the Long-Term Incentive Plan that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $8.6 million, $8.6 million and $11.8 million, respectively.

The compensation cost per share for the ESPP was $9.96 and $8.04 for the plan years ended June 30, 2006 and 2005, respectively. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period. The total estimated shares to be purchased are estimated at the beginning of the plan period based on total expected contributions for the plan period and 85% of the market price at that date. During 2006 and 2005, common shares purchased by employees under the ESPP amounted to 511,301 and 324,500, respectively. For the years ended December 31, 2006, 2005 and 2004 the total expense for the ESPP that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $3.1 million, $3.3 million and $2.5 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

Shares reserved for the granting of options and stock purchase rights at December 31, 2006 were 17,594,998.

19. Employee Retirement and Health Plans

The Corporation has a defined contribution program that consists of a retirement plan and employee stock ownership plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation’s option, an additional profit sharing amount may also be contributed to the retirement plan and may vary from year to year up to a maximum of 6% of eligible compensation. Under the employee stock ownership plan, employee contributions into the retirement plan of up to 6% of eligible compensation are matched up to 50% by the Corporation based on the Corporation’s return on equity as defined by the plan. Total expense relating to these plans was $68,857, $60,390, and $52,065 in 2006, 2005, and 2004, respectively.

The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $4,587 in 2006, $3,112 in 2005, and $3,213 in 2004.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

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

The measurement date for the 2006 accumulated postretirement benefit obligation (“APBO”) was December 31, 2006. The changes during the year of the APBO for retiree health benefits are as follows:

	2006	2005
Change in Benefit Obligation
APBO, beginning of year	$81,388	$73,652
Service cost	2,280	2,210
Interest cost on APBO	4,088	4,635
Plan participants’ contributions	3,097	—
Actuarial (gains) losses—discount rate change	(5,349)	8,789
Actuarial (gains) losses—other	(5,470)	644
Gross benefits paid	(6,903)	(5,035)
Less: Federal subsidy on benefits paid	683	—
Other events (Medicare Part D)	—	(3,507)

APBO, end of year	$73,814	$81,388

	2006	2005
Change in Plan Assets
Fair value of plan assets, beginning of year	$14,317	$7,826
Actual return on plan assets	1,878	546
Employer contribution/payments	11,116	10,980
Plan participants’ contributions	3,097	—
Gross benefits paid	(6,903)	(5,035)

Fair value of plan assets, end of year	$23,505	$14,317

Weighted annual discount rate used in determining ABPO	5.75%	5.00%
Expected long term rate of retirement plan assets	5.25	5.25
The funded status at the end of the year and the related amounts recognized on the Statement of Financial Position are as follows:
	2006	2005
Funded Status, End of Year
Fair value of plan assets	$23,505	$14,317
Benefit obligations	(73,814)	(81,388)

Funded status	(50,309)	(67,071)
Unrecognized actuarial net loss	—	24,929
Unrecognized prior service cost	—	(22,841)

Amount recognized, end of year	$(50,309)	$(64,983)

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Amounts Recognized in the Statement of Financial Position Consists of
Accrued expenses and other liabilities	$(50,309)

Amounts Recognized in Accumulated Other Comprehensive Income Consists of
Net actuarial loss	$12,328
Prior service cost	(20,027)

Total	$(7,699)

The amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows:

Actuarial (gains)/loss	$484
Prior service (credit)/cost	(2,721)

Total	$(2,237)

The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows:

	Before Application of SFAS 158	Adjustment	After Application of SFAS 158
Accrued interest and other assets	$1,915,335	$2,854	$1,918,189
Accrued expenses and other liabilities	1,535,520	7,699	1,543,219
Accumulated other comprehensive income, net of related taxes	(22,391)	4,845	(17,546)
Total shareholders’ equity	6,146,526	4,845	6,151,371

The assumed health care cost trend for 2007 was 8.00%. The rate was assumed to decrease gradually to 5.00% in 2010 and remain at that level thereafter.

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

Net periodic postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004 includes the following components:

	2006	2005	2004
Service cost	$2,280	$2,210	$2,523
Interest cost on APBO	4,088	4,635	5,008
Expected return on plan assets	(928)	(597)	(300)
Prior service amortization	(2,721)	(2,721)	(2,721)
Actuarial loss amortization	1,515	1,056	1,664

Net periodic postretirement cost	$4,234	$4,583	$6,174

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one-percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$7,765	$(6,763)
Effect on aggregate service and interest cost	799	(687)

Postretirement medical plan weighted–average asset allocations at December 31, by asset category are as follows:

Plan Assets by Category	2006	2005
Equity securities	52%	50%
Tax exempt debt securities	45	45
Cash	3	5

Total	100%	100%

The Corporation’s primary investment objective is to achieve a combination of capital appreciation and current income. The long-term target asset mix is 50% fixed income and 50% equity securities. Individual fixed income securities may be taxable or tax-exempt and will have maturities of thirty years or less. The average maturity of the portfolio will not exceed ten years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Without Medicare Part D	Estimated Medicare Part D Subsidy
2007	$4,811	$(767)
2008	5,383	(850)
2009	5,944	(917)
2010	6,446	(980)
2011	6,916	(1,032)
2012-2016	38,499	(5,628)

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

20. Financial Instruments with Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2006	2005
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$15,295,917	$13,896,069
To individuals	3,322,136	2,566,658
Commercial letters of credit	64,034	49,698
Mortgage loans sold with recourse	66,991	71,997

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

21. Foreign Exchange Contracts

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

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

At December 31, 2006 the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (U.S. dollars):

	Commitments to Deliver Foreign Exchange	Commitments to Purchase Foreign Exchange
Currency
Euros	$305,499	$305,316
Canadian Dollars	51,305	50,988
English Pound Sterling	47,405	47,276
Swiss Franc	46,825	46,808
Japanese Yen	11,699	11,610
Australian Dollar	3,284	3,281
Mexican Peso	2,509	2,508
All Other	631	732

Total	$469,157	$468,519

Average amount of contracts during 2006 to deliver/purchase foreign exchange	$505,356	$505,800

22. Derivative Financial Instruments and Hedging Activities

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

Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other and act as economic hedges. At December 31, 2006 and 2005, the estimated fair values of interest rate lock commitments on residential mortgage loans intended to be held for sale and related option to sell were insignificant.

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

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

At December 31, 2006, free standing interest rate swaps consisted of $2.3 billion in notional amount of receive fixed / pay floating with an aggregate negative fair value of $11.4 million and $1.5 billion in notional amount of pay fixed / receive floating with an aggregate positive fair value of $12.9 million.

At December 31, 2006, interest rate caps purchased amounted to $22.5 million in notional with an immaterial positive fair value and interest rate caps sold amounted to $22.5 million in notional with an immaterial negative fair value.

At December 31, 2006, the notional value of free standing interest rate futures was $4.3 billion with a positive fair value of $0.1 million.

Fair Value Hedges

The Corporation has fixed rate CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates.

To limit the Corporation’s exposure to changes in interest rates, the Corporation has entered into receive-fixed / pay floating interest rate swaps.

At December 31, 2006 certain interest rate swaps designated as fair value hedges met the criteria required to qualify for the shortcut method of accounting. Based on the shortcut method of accounting treatment, no ineffectiveness is assumed.

At December 31, 2006, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as fair value hedges.

During 2006, the Corporation terminated fair value hedges on certain long-term borrowings. The adjustment to the fair value of the hedged instrument of $4.7 million is being amortized as expense into earnings over the expected remaining term of the borrowings using the effective interest method.

The following table presents additional information with respect to selected fair value hedges.

Fair Value Hedges

December 31, 2006

Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Fair Value Hedges that Qualify for Shortcut Accounting
Fixed Rate Bank Notes	Receive Fixed Swap	$409.1	$(12.6)	8.1
Other Fair Value Hedges
Fixed Rate Bank Notes	Receive Fixed Swap	$125.0	$(4.7)	9.5

Institutional CDs	Receive Fixed Swap	50.0	(0.0)	29.5

The impact from fair value hedges to total net interest income for the year ended December 31, 2006 was a negative $0.3 million. The impact to net interest income due to ineffectiveness was immaterial.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Cash Flow Hedges

The Corporation has variable rate loans, deposits and borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At December 31, 2006, these instruments consisted of interest rate swaps.

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

The Corporation regularly issues floating rate institutional CDs indexed to three-month LIBOR. As a result, the Corporation’s interest payments are exposed to variability in cash flows due to changes in three-month LIBOR.

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

The Corporation regularly purchases overnight borrowings indexed to the Federal funds rate. As a result, the Corporation’s interest payments are exposed to variability in cash flows due to changes in the Federal funds effective rate.

In order to hedge the interest rate risk associated with overnight borrowings, the Corporation has entered into pay fixed / receive floating interest rate swaps designated as cash flow hedges against interest payments on the forecasted issuance of floating rate overnight borrowings. The floating leg of the interest rate swap resets monthly to the H15 Federal Effective index. The H15 Federal Effective index is not a benchmark rate therefore, hedge effectiveness is assessed at inception and each quarter on an on-going basis using regression analysis. Each month the Corporation makes a determination that it is probable that the Corporation will continue to make interest payments on at least that amount of outstanding overnight floating-rate borrowings equal to the notional amount of the interest rate swaps outstanding. Ineffectiveness is measured using the hypothetical derivative method and is recorded as a component of interest expense on short term borrowings.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

At December 31, 2006 one interest rate swap designated as a cash flow hedge met the criteria required to qualify for the shortcut method of accounting. Based on the shortcut method of accounting treatment, no ineffectiveness is assumed.

At December 31, 2006, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as cash flow hedges.

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

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges

December 31, 2006

Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Cash Flow Hedges that Qualify for Shortcut Accounting

Floating Rate Bank Notes	Pay Fixed Swap	$125.0	$0.5	0.3

Other Cash Flow Hedges

Variable Rate Loans	Receive Fixed Swap	$100.0	$(2.8)	1.5

Institutional CDs	Pay Fixed Swap	1,850.0	1.0	1.6

Federal Funds Purchased	Pay Fixed Swap	250.0	(0.1)	0.6

FHLB Advances	Pay Fixed Swap	1,410.0	6.2	4.2

Floating Rate Bank Notes	Pay Fixed Swap	550.0	(2.8)	3.0

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

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2006 was a positive $22.7 million. The impact due to ineffectiveness was immaterial. The estimated reclassification from accumulated other comprehensive income in the next twelve months is approximately $2.9 million.

Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2006, the estimated credit exposure arising from derivative financial instruments was approximately $19.9 million.

For the years ended December 31, 2005 and 2004, the total effect on net interest income resulting from derivative financial instruments, was a positive $35.5 million and a positive $8.6 million including the amortization of terminated derivative financial instruments, respectively.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

23. Fair Value of Financial Instruments

The carrying values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2006 and 2005 are presented in the following table. Derivative financial instruments designated as hedging instruments are included in the carrying values and fair values presented for the related hedged items. Derivative financial instruments designated as trading and other free standing derivatives are included in Trading securities.

Balance Sheet Financial Instruments ($ in millions)

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and short term investments	$1,504.3	$1,504.3	$1,455.0	$1,455.0
Trading securities	36.2	36.2	29.8	29.8
Investment securities available for sale	6,977.9	6,977.9	5,701.7	5,701.7
Investment securities held to maturity	495.5	507.9	618.6	638.1
Net loans and leases	41,514.4	41,588.7	33,803.1	33,878.5
Interest receivable	279.1	279.1	199.0	199.0
Financial Liabilities:
Deposits	34,084.4	34,045.4	27,674.2	27,642.7
Short-term borrowings	3,609.3	3,609.3	3,020.0	3,020.0
Long-term borrowings	10,842.0	10,784.8	9,275.4	9,248.6
Standby letters of credit	8.7	8.7	6.8	6.8
Interest payable	265.1	265.1	168.1	168.1

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

December 31, 2006, 2005, and 2004 ($000’s except share data)

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

Off-Balance Sheet Financial Instruments ($ in millions)

Fair values of loan commitments and commercial letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31:

	2006	2005
Loan commitments	$11.4	$9.4
Commercial letters of credit	0.5	0.4

See Note 20 for additional information on off-balance sheet financial instruments.

24. Business Segments

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

The accounting policies of the Corporation’s segments are generally the same as those described in Note 1. Intersegment revenues may be based on cost, current market prices or negotiated prices between the providers and receivers of services.

For the year ended December 31, 2006, Net Derivative Losses—Discontinued Hedges of $18.4 million are not included in segment income, but are reported as a reconciling item to Consolidated Net Income. Management does not include this item when assessing the financial results of the segment operations.

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

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

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

All Others

The Corporation’s primary other operating segments include Trust Services, Capital Markets Group, Brokerage and Insurance Services and Commercial Leasing. Trust Services provides investment management and advisory services as well as personal, commercial and corporate trust services in Wisconsin, Arizona, Minnesota, Florida, Nevada, Missouri and Indiana. Capital Markets Group provides venture capital and advisory services.

Total Revenues by type in All Others consist of the following ($ in millions):

	2006	2005	2004
Trust Services	$194.1	$165.2	$148.3
Capital Markets	4.4	25.1	18.1
Brokerage and Insurance	29.7	27.3	25.2
Commercial Leasing	12.8	14.9	15.5
Others	5.1	4.6	4.2

Total	$246.1	$237.1	$211.3

The following represents the Corporation’s operating segments as of and for the years ended December 31, 2006, 2005 and 2004. Beginning in 2005, total other income for Metavante includes float income, which represents interest income on balances invested in an affiliate bank which arise from Electronic Bill Payment activities. This income was formerly reported as a component of Net Interest Income for Metavante. Effective January 1, 2006 the Corporation transferred a portion of its item processing business from the Banking segment to Metavante. During 2006, the Corporation transferred the residential and commercial mortgage banking reporting units, which were previously included in other business operations, to the Banking segment. Segment information for all periods has been adjusted for these transfers and reclassifications. Fees – Intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses – Intercompany represent fees charged by other segments for certain services received. For each segment, Expenses – Intercompany are not the costs of that segment’s reported intercompany revenues. Intrasegment revenues, expenses and assets have been eliminated.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

	Year Ended December 31, 2006 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,522.5	$(28.6)	$14.7	$(29.7)	$11.4	$1,490.3
Other income
Fees – external	313.9	1,383.9	225.0	11.0	(18.4)	1,915.4
Fees – internal
Fees – intercompany	65.0	108.8	6.4	99.9	(280.1)	—
Float income – intercompany	—	11.4	—	—	(11.4)	—

Total other income	378.9	1,504.1	231.4	110.9	(309.9)	1,915.4
Other expense
Expenses – other	735.5	1,184.0	140.7	99.9	(0.6)	2,159.5
Expenses – intercompany	172.3	51.1	46.3	9.8	(279.5)	—

Total other expense	907.8	1,235.1	187.0	109.7	(280.1)	2,159.5
Provision for loan and lease losses	48.8	—	1.8	—	—	50.6

Income (loss) before taxes	944.8	240.4	57.3	(28.5)	(18.4)	1,195.6
Income tax expense (benefit)	308.9	80.3	20.8	(15.8)	(6.4)	387.8

Segment income	$635.9	$160.1	$36.5	$(12.7)	$(12.0)	$807.8

Identifiable assets	$53,382.0	$2,995.9	$823.7	$781.9	$(1,753.2)	$56,230.3

Depreciation and amortization	$51.0	$145.7	$(29.9)	$4.3	$—	$171.1

Purchase of premises and equipment, net	$61.5	$37.4	$5.1	$0.9	$—	$104.9

Return on Average Equity	13.38%	13.97%	16.23%			14.42%

	Year Ended December 31, 2005 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,282.4	$(37.3)	$17.7	$(9.7)	$12.1	$1,265.2
Other income
Fees – external	298.6	1,185.0	213.6	19.1	—	1,716.3
Fees – internal
Fees – intercompany	59.9	87.9	5.8	86.5	(240.1)	—
Float income – intercompany	—	12.1	—	—	(12.1)	—

Total other income	358.5	1,285.0	219.4	105.6	(252.2)	1,716.3
Other expense
Expenses – other	638.1	1,011.5	116.5	113.1	(0.2)	1,879.0
Expenses – intercompany	153.3	43.3	42.1	1.2	(239.9)	—

Total other expense	791.4	1,054.8	158.6	114.3	(240.1)	1,879.0
Provision for loan and lease losses	43.4	—	1.4	—	—	44.8

Income (loss) before taxes	806.1	192.9	77.1	(18.4)	—	1,057.7
Income tax expense (benefit)	257.6	73.4	29.4	(8.9)	—	351.5

Segment income	$548.5	$119.5	$47.7	$(9.5)	$—	$706.2

Identifiable assets	$43,518.2	$2,826.3	$685.5	$615.7	$(1,433.0)	$46,212.7

Depreciation and amortization	$82.3	$139.0	$(24.2)	$5.3	$—	$202.4

Purchase of premises and equipment, net	$60.7	$44.2	$10.2	$(21.5)	$—	$93.6

Return on Average Equity	15.31%	15.44%	23.90%			16.21%

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

	Year Ended December 31, 2004 ($ in millions)
	Banking	Metavante	Others	Corporate Overhead	Eliminations Reclassifications Adjustments	Consolidated
Net interest income	$1,169.3	$(21.8)	$16.9	$(7.8)	$4.0	$1,160.6
Other income
Fees – external	271.3	935.1	189.6	22.0	—	1,418.0
Fees – internal
Fees – intercompany	64.3	76.3	4.8	70.2	(215.6)	—
Float income – intercompany	—	4.0	—	—	(4.0)	—

Total other income	335.6	1,015.4	194.4	92.2	(219.6)	1,418.0
Other expense
Expenses – other	604.4	822.0	104.1	97.9	0.3	1,628.7
Expenses – intercompany	136.3	45.7	40.0	(6.1)	(215.9)	—

Total other expense	740.7	867.7	144.1	91.8	(215.6)	1,628.7
Provision for loan and lease losses	29.8	—	8.2	—	—	38.0

Income (loss) before taxes	734.4	125.9	59.0	(7.4)	—	911.9
Income tax expense (benefit)	240.0	49.1	23.2	(6.3)	—	306.0

Segment income	$494.4	$76.8	$35.8	$(1.1)	$—	$605.9

Identifiable assets	$38,130.1	$2,390.2	$559.0	$933.0	$(1,574.9)	$40,437.4

Depreciation and amortization	$90.5	$118.5	$(20.4)	$3.5	$—	$192.1

Purchase of premises and equipment, net	$50.0	$27.4	$1.6	$1.4	$—	$80.4

Return on Average Equity	15.82%	17.05%	19.59%			17.00%

25. Guarantees

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party and to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit. The gross amount of standby letters of credit issued at December 31, 2006 was $2.4 billion. Of the amount outstanding at December 31, 2006, standby letters of credit conveyed to others in the form of participations amounted to $104.8 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At December 31, 2006, the estimated fair value associated with letters of credit amounted to $8.7 million.

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

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

funds until the product or service is delivered or severs its relationship with a merchant; and (3) compensation, if any, received for providing the guarantee is minimal.

Metavante assesses the contingent liability and records credit losses for known losses and a provision for losses incurred but not reported which are based on historical chargeback loss experience. For the year ended December 31, 2006, recoveries of such losses totaled $160, compared to recoveries of $56 for the year ended December 31, 2005.

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

At December 31, 2006 and 2005 there were no liabilities reflected on the Consolidated Balance Sheets related to these indemnifications.

As of December 31, 2005, the Corporation has fully and unconditionally guaranteed $200 million of certain long-term borrowing obligations issued by M&I Capital Trust A that was deconsolidated upon the adoption of the provisions of FIN 46R. In addition, at December 31, 2005 the Corporation has fully and unconditionally guaranteed $400 million of certain long-term borrowing obligations issued by M&I Capital Trust B. See Note 15 for further discussion regarding M&I Capital Trust A and B.

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

As part of securities custody activities and at the direction of trust clients, the Corporation’s trust subsidiary, Marshall & Ilsley Trust Company N.A. (“M&I Trust”) lends securities owned by trust clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions. In connection with these activities, M&I Trust has issued certain indemnifications against loss resulting from the default by a borrower under the master securities loan agreement, such as the failure of the borrower to return loaned securities when due or the borrower’s bankruptcy or receivership. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $9.5 billion at December 31, 2006 and $8.0 billion at December 31, 2005. Because of the requirement to fully collateralize securities borrowed,

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at December 31, 2006 and December 31, 2005, related to these indemnifications.

26. Condensed Financial Information—Parent Corporation Only

Condensed Balance Sheets

December 31

	2006	2005
Assets
Cash and cash equivalents	$477,160	$288,579
Indebtedness of nonbank affiliates	1,303,350	1,287,910
Investments in affiliates:
Banks	4,915,565	3,585,196
Nonbanks	1,779,072	1,470,609
Premises and equipment, net	8,482	8,786
Other assets	332,031	337,606

Total assets	$8,815,660	$6,978,686

Liabilities and Shareholders’ Equity
Commercial paper issued	$521,549	$301,963
Other liabilities	344,515	318,452
Long-term borrowings:
Medium-term notes Series E, F and MiNotes	468,118	423,796
4.375% senior notes	598,532	598,007
3.90% junior subordinated debt securities	397,052	396,014
7.65% junior subordinated deferrable interest debentures due to M&I Capital Trust A	199,355	204,983
5.80% junior subordinated deferrable interest debentures due to Gold Banc Trust III	15,270	—
Floating rate junior subordinated deferrable interest debentures due to Gold Banc Trust IV	30,831	—
6.00% junior subordinated deferrable interest debentures due to Gold Banc Trust V	37,651	—
10.60% junior subordinated deferrable interest debentures due to Trustcorp Statutory Trust I	16,901	—
Floating rate subordinated notes	34,515	—

Total long-term borrowings	1,798,225	1,622,800

Total liabilities	2,664,289	2,243,215
Shareholders’ equity	6,151,371	4,735,471

Total liabilities and shareholders’ equity	$8,815,660	$6,978,686

Scheduled maturities of long-term borrowings are $9,214 in 2007, $3,529 in 2008, $605,387 in 2009, $18,914 in 2010 and $282,045 in 2011. See Note 15 for a description of the long-term borrowings.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Condensed Statements of Income

Years Ended December 31

	2006	2005	2004
Income
Cash dividends:
Bank affiliates	$301,898	$445	$284,347
Nonbank affiliates	34,391	59,473	68,473
Interest from affiliates	79,845	68,955	34,825
Service fees and other	116,418	112,504	100,986

Total income	532,552	241,377	488,631
Expense
Interest	115,859	85,567	48,246
Salaries and employee benefits	58,779	70,740	63,033
Administrative and general	51,991	44,555	32,662

Total expense	226,629	200,862	143,941

Income before income taxes and equity in undistributed net income of affiliates	305,923	40,515	344,690
Provision/(benefit) for income taxes	(15,840)	(8,906)	(6,297)

Income before equity in undistributed net income of affiliates	321,763	49,421	350,987
Equity in undistributed net income of affiliates, net of dividends paid:
Banks	281,346	516,712	182,750
Nonbanks	204,729	140,057	72,116

Net income	$807,838	$706,190	$605,853

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004 ($000’s except share data)

Condensed Statements of Cash Flows

Years Ended December 31

	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$807,838	$706,190	$605,853
Noncash items included in income:
Equity in undistributed net income of affiliates	(486,075)	(656,769)	(254,866)
Depreciation and amortization	4,340	5,282	3,517
Excess tax benefit from stock–based comp. arrangements	(805)	(1,001)	(1,519)
Other	15,685	(7,470)	1,127

Net cash provided by operating activities	340,983	46,232	354,112

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	(476,150)	(548,005)	(1,522,750)
Decreases in indebtedness of affiliates	460,710	548,885	599,830
Increases in investments in affiliates	(215,753)	(110,014)	(147,329)
(Purchases of) proceeds from premises and equipment, net	(913)	21,456	(1,456)
Other	40,034	24,340	(59,570)

Net cash used in investing activities	(192,072)	(63,338)	(1,131,275)

Cash Flows From Financing Activities:
Dividends paid	(261,535)	(214,788)	(179,855)
Proceeds from issuance of commercial paper	5,055,511	4,676,424	4,280,021
Principal payments on commercial paper	(4,835,925)	(4,686,559)	(4,273,666)
Proceeds from issuance of long-term borrowings	250,000	8,005	1,108,956
Payments on long-term borrowings	(201,037)	(111,036)	(8,241)
Purchases of common stock	(41,791)	—	(98,385)
Proceeds from issuance of common stock	84,042	60,911	206,666
Excess tax benefit from stock-based comp. arrangements	805	1,001	1,519
Other	(10,400)	(10,400)	(3,062)

Net cash provided by (used in) financing activities	39,670	(276,442)	1,033,953

Net increase (decrease) in cash and cash equivalents	188,581	(293,548)	256,790
Cash and cash equivalents, beginning of year	288,579	582,127	325,337

Cash and cash equivalents, end of year	$477,160	$288,579	$582,127

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2006 and 2005 ($000’s except share data).

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2006
Total Interest and Fee Income	$875,746	$860,003	$808,849	$667,902
Net Interest Income	395,205	393,176	376,785	325,133
Provision for Loan and Lease Losses	18,253	10,250	11,053	10,995
Income before Income Taxes	295,879	357,426	282,450	259,877
Net Income	205,357	238,867	190,542	173,072
Net Income Per Share:
Basic	$0.81	$0.94	$0.75	$0.74
Diluted	0.79	0.92	0.74	0.72
2005
Total Interest and Fee Income	$628,741	$583,723	$541,483	$492,684
Net Interest Income	331,577	321,794	313,005	298,858
Provision for Loan and Lease Losses	12,995	9,949	13,725	8,126
Income before Income Taxes	262,270	271,435	273,751	250,198
Net Income	177,455	179,674	183,745	165,316
Net Income Per Share:
Basic	$0.76	$0.77	$0.80	$0.73
Diluted	0.74	0.75	0.79	0.71

	2006	2005	2004	2003	2002
Common Dividends Declared
First Quarter	$0.240	$0.210	$0.180	$0.160	$0.145
Second Quarter	0.270	0.240	0.210	0.180	0.160
Third Quarter	0.270	0.240	0.210	0.180	0.160
Fourth Quarter	0.270	0.240	0.210	0.180	0.160

	$1.050	$0.930	$0.810	$0.700	$0.625

Price Range of Stock

(Low and High Close)

	2006	2005	2004	2003	2002
First Quarter
Low	$40.91	$40.21	$36.18	$25.07	$28.90
High	45.35	43.65	40.39	29.15	31.68
Second Quarter
Low	43.36	41.23	36.60	25.79	29.52
High	46.44	45.06	41.15	31.75	31.96
Third Quarter
Low	44.76	42.83	37.32	30.13	25.69
High	48.54	47.28	41.21	32.74	30.97
Fourth Quarter
Low	45.53	40.18	40.28	32.53	23.25
High	49.07	44.40	44.43	38.40	29.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Milwaukee, Wisconsin
February 23, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Marshall & Ilsley Corporation (the “Corporation”) maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and President and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President and the Senior Vice President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, as of the end of the period covered by this report, for the purposes for which they are designed.

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated February 23, 2007, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Corporation and our report dated February 23, 2007, expressed an unqualified opinion on those financial statements.

Milwaukee, Wisconsin

February 23, 2007

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2007, except for information as to executive officers and M&I’s Code of Business Conduct and Ethics which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2007, except for information as to executive officers which is set forth in Part I of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Consolidated Financial Statements:
		Balance Sheets – December 31, 2006 and 2005
		Statements of Income – years ended December 31, 2006, 2005 and 2004
		Statements of Cash Flows – years ended December 31, 2006, 2005 and 2004
		Statements of Shareholders’ Equity – years ended December 31, 2006, 2005 and 2004
		Notes to Consolidated Financial Statements
		Quarterly Financial Information (Unaudited)
		Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules

		All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

	3.	Exhibits

		See Index to Exhibits of this Form 10-K, which is incorporated herein by reference. Shareholders may obtain a copy of any Exhibit free of charge by calling M&I’s Shareholder Information Line at 1 (800) 642-2657.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION

By:	/s/ Dennis J. Kuester
Dennis J. Kuester
Chairman and Chief Executive Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gregory A. Smith
Gregory A. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)	Date: February 28, 2007

/s/ Patricia R. Justiliano
Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)	Date: February 28, 2007

Directors:	Malcolm M. Aslin, Andrew N. Baur, Jon F. Chait, John W. Daniels, Jr., Mark F. Furlong, Bruce E. Jacobs, Ted D. Kellner, Dennis J. Kuester, Katharine C. Lyall, John A. Mellowes, Edward L. Meyer, Jr., Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, John S. Shiely, Debra S. Waller, George E. Wardeberg and James B. Wigdale.

By:	/s/ Randall J. Erickson	Date: February 28, 2007
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 15(a)3)

ITEM

(3)	(a)	Restated Articles of Incorporation, as amended, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 1-15403

	(b)	By-laws, as amended, incorporated by reference to M&I’s Current Report on Form 8-K dated August 30, 2002, SEC File No. 1-15403

(4)		Instruments defining the rights of security holders, including indentures†

(10)	(a)	Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

	(b)	Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

	(c)	Form of Change of Control Agreement between M&I and Mr. Kuester, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

	(d)	Form of Change of Control Agreements between M&I and Ms. Justiliano and Messrs. O’Neill, Renard, Roberts and Root, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-15403*

	(e)	Change of Control Agreement, dated April 16, 2001, between M&I and Mr. Furlong, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-15403*

	(f)	Change of Control Agreement, dated January 10, 2001, between M&I and Mr. Hogan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-15403*

	(g)	Change of Control Agreement, dated May 31, 2002, between M&I and Mr. Erickson, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-15403*

	(h)	Letter Agreement, dated June 17, 2002, between M&I Marshall & Ilsley Bank and Andrew N. Baur and Noncompete Agreement, dated June 17, 2002, between M&I and Andrew N. Baur, incorporated by reference to M&I’s Registration Statement on Form S-4 (Reg. No. 333-92472)*

	(i)	Change of Control Agreement, dated June 30, 2003, between M&I and Mr. Krei, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, SEC File No. 1-15403*

	(j)	Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(k)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust II between M&I and Marshall & Ilsley Trust Company National Association, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

(l)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust III between M&I and Marshall & Ilsley Trust Company National Association, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

(m)	Change of Control Agreement, dated November 30, 2003, between M&I and Mr. Deneen, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(n)	Marshall & Ilsley Corporation 2003 Death Benefit Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(o)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Kuester, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(p)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Wigdale, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(q)	Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(r)	Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(s)	Change of Control Agreement dated February 19, 2004, between M&I and Mr. Martire, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-15403*

(t)	Metavante Change of Control Agreement dated May 12, 2004, between M&I and Mr. Martire, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 1-15403*

(u)	Change of Control Agreement dated January 10, 2001, between M&I and Mr. Ellis, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-15403*

(v)	Form of Amendment to Change of Control Agreements dated October 18, 2001, between M&I and Ms. Justiliano and Messrs. Ellis, Hogan, O’Neill, Renard, Roberts and Root, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-15403*

(w)	Consulting Agreement dated December 15, 2004, between M&I and Mr. Wigdale, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(x)	Consulting Agreement dated December 15, 2004 between Southwest Bank of St. Louis and Mr. Baur, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(y)	2005 Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(z)	Marshall & Ilsley Corporation 2005 Executive Deferred Compensation Plan, incorporated by reference to M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(aa)	Change of Control Agreement dated March 10, 2005, between M&I and Ms. Knickerbocker, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, SEC File No. 1-15403*

(bb)	Metavante Corporation Acquisition Performance Incentive Plan, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, SEC File No. 1-15403*

(cc)	Form of Restricted Stock Agreement, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-15403*

(dd)	Change of Control Agreement dated as of January 12, 2005 between M&I and Ronald E. Smith, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-15403*

(ee)	Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 1-15403*

(ff)	Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 1-15403*

(gg)	Letter Agreement dated as of March 1, 2006 between M&I and Malcolm M. Aslin, incorporated by reference to M&I’s Current Report on Form 8-K dated March 13, 2006, SEC File No. 1-15403*

(hh)	Consulting Agreement between M&I Marshall & Ilsley Bank and Malcolm M. Aslin, effective as of March 1, 2006, incorporated by reference to M&I’s Current Report on Form 8-K dated March 13, 2006, SEC File No. 1-15403*

(ii)	Change of Control Agreement dated March 13, 2006 between M&I and Michael C. Smith, incorporated by reference to M&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2006, SEC File No. 1-15403*

(jj)	Change of Control Agreement by and between M&I and Gregory A. Smith, dated as of June 19, 2006, incorporated by reference to Amendment No. 1 to M&I’s Current Report on Form 8-K dated May 8, 2006, SEC File No. 1-15403*

(kk)	Transition and Consulting Agreement between the M&I and Dennis J. Kuester dated December 21, 2006, incorporated by reference to M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1-15403*

(ll)	Letter Agreement from M&I to Mark F. Furlong dated December 21, 2006 Containing the Terms of the Supplemental Executive Retirement Benefit, incorporated by reference to M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1-15403*

(mm)	Marshall & Ilsley Corporation 2006 Equity Incentive Plan, as amended October 19, 2006*

(nn)	Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on February 16, 2006 and October 19, 2006*

(oo)	Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on October 19, 2006*
(pp)	Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on October 19, 2006*

	(qq)	Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, as amended on August 15, 2002, as further amended on October 19, 2002*

	(rr)	Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended on February 13, 1997, December 14, 1995, and December 12, 1996, as further amended on October 19, 2006*

	(ss)	1989 Executive Stock Option and Restricted Stock Plan of Marshall & Ilsley Corporation, as amended on October 19, 2006*

	(tt)	Amended and Restated Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options), as amended through 4/19/00; as further amended on October 19, 2006*

	(uu)	Gold Banc Corporation, Inc. 1996 Equity Compensation Plan, as amended February 2, 2001, as further amended on October 19, 2006*

	(vv)	First Business Bancshares of Kansas City, Inc. 1994 Key Employee Stock Option Plan, as amended on October 19, 2006*

	(ww)	American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996, as amended on October 19, 2006*

	(xx)	American Bancshares, Inc. 1999 Stock Option and Equity Incentive Plan, as amended on October 19, 2006*

(11)	Computation of Net Income Per Common Share, incorporated by reference to Note 4 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data

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