Form 10-Q
period 2007-03-31
MARSHALL & ILSLEY CORP/WI/
filed 2007-05-10
CIK 62741

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

               For the quarterly period ended March 31, 2007

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            April 30, 2007
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   259,106,759

==========================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)
                                                              March 31,    December 31,     March 31,
                                                                2007           2006           2006
                                                           -------------- ------------- --------------
Assets
------
Cash and cash equivalents:
--------------------------
  Cash and due from banks                                  $   1,084,659  $   1,248,007  $   1,017,005
  Federal funds sold and security resale agreements              112,168        192,061        111,498
  Money market funds                                              52,065         45,190         32,065
                                                            -------------  -------------  -------------
Total cash and cash equivalents                                1,248,892      1,485,258      1,160,568

Interest bearing deposits at other banks                          17,703         19,042         15,766

Investment securities:
----------------------
  Trading securities, at market value                            117,297         36,249         40,373
  Available for sale, at market value                          7,079,653      6,977,853      6,039,645
  Held to maturity, market value $460,310
    ($507,909 December 31, 2006 and $603,665 March 31, 2006)     449,868        495,520        587,090
                                                            -------------  -------------  -------------
Total investment securities                                    7,646,818      7,509,622      6,667,108

Loans held for sale                                              268,951        300,677        159,117

Loans and leases:
-----------------
Loans and leases, net of unearned income                      41,985,690     41,634,340     35,076,693
  Allowance for loan and lease losses                           (423,084)      (420,610)      (368,760)
                                                            -------------  -------------  -------------
Net loans and leases                                          41,562,606     41,213,730     34,707,933

Premises and equipment, net                                      575,983        571,637        500,261
Goodwill and other intangibles                                 3,245,471      3,212,102      2,483,873
Accrued interest and other assets                              1,964,944      1,918,189      1,669,993
                                                            -------------  -------------  -------------
Total Assets                                               $  56,531,368  $  56,230,257  $  47,364,619
                                                            =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
---------
  Noninterest bearing                                      $   5,391,832  $   6,112,362  $   4,999,788
  Interest bearing                                            27,243,468     27,972,020     23,099,196
                                                            -------------  -------------  -------------
Total deposits                                                32,635,300     34,084,382     28,098,984

Federal funds purchased and security repurchase agreements     3,372,744      2,838,756      2,673,095
Other short-term borrowings                                    5,288,630      3,586,374      2,879,727
Accrued expenses and other liabilities                         1,567,010      1,543,219      1,664,044
Long-term borrowings                                           7,313,758      8,026,155      7,185,939
                                                            -------------  -------------  -------------
Total liabilities                                             50,177,442     50,078,886     42,501,789

Shareholders' equity:
---------------------
  Series A convertible preferred stock, $1.00 par value;
    2,000,000 shares authorized                                       -              -              -
  Common stock, $1.00 par value; 261,972,424 shares issued
    (261,972,424 shares at December 31, 2006 and 245,115,086
    shares at March 31, 2006)                                    261,972        261,972        245,115
  Additional paid-in capital                                   1,780,949      1,770,540      1,003,367
  Retained earnings                                            4,531,426      4,383,642      3,954,037
  Accumulated other comprehensive income, net of related taxes   (14,778)       (17,546)       (19,525)
  Treasury stock, at cost: 5,196,118 shares
    (6,502,732 December 31, 2006 and 9,029,759 March 31, 2006)  (165,263)      (205,938)      (284,323)
  Deferred compensation                                          (40,380)       (41,299)       (35,841)
                                                            -------------  -------------  -------------
Total shareholders' equity                                     6,353,926      6,151,371      4,862,830
                                                            -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                 $  56,531,368  $  56,230,257  $  47,364,619
                                                            =============  =============  =============
See notes to financial statements.

                                                              05/09/2007

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except per share data)

                                                             Three Months Ended March 31,
                                                           -------------------------------
                                                                 2007            2006
                                                           ---------------  --------------
Interest and fee income
-----------------------
  Loans and leases                                         $      783,153   $     590,400
  Investment securities:
    Taxable                                                        77,054          57,868
    Exempt from federal income taxes                               14,861          15,999
  Trading securities                                                  133              70
  Short-term investments                                            3,808           3,565
                                                             -------------   -------------
Total interest and fee income                                     879,009         667,902

Interest expense
----------------
  Deposits                                                        290,025         198,779
  Short-term borrowings                                            54,916          39,335
  Long-term borrowings                                            143,758         104,655
                                                             -------------   -------------
Total interest expense                                            488,699         342,769
                                                             -------------   -------------
Net interest income                                               390,310         325,133
Provision for loan and lease losses                                17,148          10,995
                                                             -------------   -------------
Net interest income after provision for loan and lease losses     373,162         314,138

Other income
------------
  Data processing services                                        356,373         342,980
  Wealth management                                                60,706          52,799
  Service charges on deposits                                      25,877          22,550
  Gains on sale of mortgage loans                                   8,793          11,986
  Other mortgage banking revenue                                    1,347             949
  Net investment securities gains                                   1,584           1,130
  Gains related to Firstsource                                      8,028              -
  Life insurance revenue                                            7,520           6,966
  Net derivative losses - discontinued hedges                          -          (21,345)
  Other                                                            36,918          32,857
                                                             -------------   -------------
Total other income                                                507,146         450,872

Other expense
-------------
  Salaries and employee benefits                                  297,123         277,403
  Net occupancy                                                    26,981          24,881
  Equipment                                                        32,344          32,939
  Software expenses                                                18,781          17,438
  Processing charges                                               30,837          27,013
  Supplies and printing                                             7,857           6,122
  Professional services                                            14,999          11,449
  Shipping and handling                                            25,425          23,902
  Amortization of intangibles                                      11,281           8,875
  Metavante transaction costs                                       1,465              -
  Other                                                            85,874          75,111
                                                             -------------   -------------
Total other expense                                               552,967         505,133
                                                             -------------   -------------
Income before income taxes                                        327,341         259,877
Provision for income taxes                                        110,579          86,805
                                                             -------------   -------------
Net income                                                  $     216,762   $     173,072
                                                             =============   =============
Net income per common share
---------------------------
  Basic                                                     $        0.85   $        0.74
  Diluted                                                            0.83            0.72

Dividends paid per common share                             $       0.270   $       0.240

Weighted average common shares outstanding (000's) :
----------------------------------------------------
  Basic                                                           255,493         235,317
  Diluted                                                         261,330         240,343

See notes to financial statements.

                                                              05/09/2007

                           MARSHALL & ILSLEY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     ($000's)

                                                             Three Months Ended March 31,
                                                           -------------------------------
                                                                 2007            2006
                                                           ---------------  --------------
Net Cash Provided by Operating Activities                  $      208,958   $     225,770

Cash Flows From Investing Activities:
-------------------------------------
  Proceeds from sales of securities available for sale              8,449           5,449
  Proceeds from maturities of securities available for sale       287,953         267,997
  Proceeds from maturities of securities held to maturity          45,910          31,788
  Purchases of securities available for sale                     (363,136)       (382,317)
  Net increase in loans                                          (388,796)     (1,196,779)
  Purchases of assets to be leased                                (74,120)        (36,680)
  Principal payments on lease receivables                         103,760          52,418
  Purchases of premises and equipment, net                        (25,029)        (27,858)
  Acquisitions, net of cash and cash equivalents acquired         (46,617)         (1,462)
  Other                                                             4,542          (4,933)
                                                             -------------   -------------
Net cash used in investing activities                            (447,084)     (1,292,377)

Cash Flows From Financing Activities:
  Net (decrease) increase in deposits                          (1,457,129)        437,890
  Proceeds from issuance of commercial paper                    1,993,136         901,035
  Principal payments on commercial paper                       (2,015,742)       (968,228)
  Net increase in other short-term borrowings                     301,429          44,827
  Proceeds from issuance of long-term borrowings                1,598,615         750,000
  Payments of long-term borrowings                               (369,773)       (271,038)
  Dividends paid                                                  (68,978)        (56,374)
  Purchases of common stock                                            -          (41,788)
  Proceeds from exercise of stock options                          22,802          19,101
  Other                                                            (2,600)         (2,601)
                                                             -------------   -------------
Net cash provided by financing activities                           1,760         812,824
                                                             -------------   -------------
Net decrease in cash and cash equivalents                        (236,366)       (253,783)
Cash and cash equivalents, beginning of year                    1,485,258       1,414,351
                                                             -------------   -------------
Cash and cash equivalents, end of period                    $   1,248,892   $   1,160,568
                                                             =============   =============
Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                                 $     511,495  $     344,307
    Income taxes                                                    14,078          9,408

See notes to financial statements.

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         March 31, 2007 & 2006 (Unaudited)

  1. The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") Annual Report on Form 10-K for the year ended December 31, 2006. The unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of results to be expected for the entire year.

  2. New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS 159 is effective for the Corporation on January 1, 2008, although early adoption is permitted. The Corporation intends to adopt SFAS 159 on January 1, 2008 and continues to assess the impact, if any, SFAS 159 will have on the Corporation.

  3. Equity Investment in Firstsource Solutions Limited ("Firstsource")

     As of December 31, 2006, the Corporation's wholly-owned subsidiary, Metavante, owned a 24% interest in Firstsource. Firstsource is an India-based provider of business process outsourcing solutions. This investment is accounted for using the equity method of accounting. During February 2007, Firstsource offered 60,000,000 new shares of common stock at $1.45 per share in a public offering that yielded $86.9 million of cash proceeds to Firstsource. This issuance of new shares of common stock diluted Metavante's ownership percentage to approximately 21%. Under the provisions of Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary ("SAB 51"), when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor had sold a portion of its investment. The resulting gain or loss can be recognized in the consolidated financial statements or reflected as a capital transaction, at the option of the Corporation, and the accounting treatment selected is to be followed consistently for all future gains or losses. The Corporation has elected to recognize the resulting gain of $8.0 million in the consolidated statement of income. All future SAB 51 gains or losses will be recognized in the consolidated statement of income. Deferred income taxes have been provided on the gain.

  4. Adoption of SAB 108

     The Corporation elected early application of Staff Accounting Bulletin No. 108 ("SAB 108") during the third quarter of 2006. In accordance with SAB 108, the Corporation adjusted its opening financial position for 2006 and the results of operations for the first and second quarter of 2006 to reflect a change in its hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").


     The Corporation utilizes interest rate swaps to hedge its risk in connection with certain financial instruments. The Corporation had applied hedge accounting under SFAS 133 to these transactions from inception. Due to the recent expansion of certain highly technical interpretations of SFAS 133, specifically hedge designation under the "matched-term" method, interest rate swaps designated as fair value hedges with an aggregate notional amount of $1,387.6 million and negative fair value of $37.5 million and interest rate swaps designated as cash flow hedges with an aggregate notional amount of $1,300.0 million and negative fair value of $37.3 million at March 31, 2006 did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged items, or accumulated other comprehensive income.

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

     The cumulative effect of adjusting the reported carrying amount of the assets, liabilities and accumulated other comprehensive income at January 1, 2006 resulted in a decrease to retained earnings of $34.2 million and reduced the net loss in accumulated other comprehensive income by $16.2 million. In aggregate total Shareholders' Equity was reduced by $18.0 million. For the three months ended March 31, 2006 net derivative losses - discontinued hedges amounted to $21.3 million.

     The aggregate impact of the adjustments is summarized below (dollars in thousands, except per share data):

                                                        Previously                        As
As of and for the Three Months ended March 31, 2006      Reported      Adjustment      Adjusted
---------------------------------------------------   --------------  ------------  --------------
Loans and leases, net of unearned income              $  35,033,614    $   43,079   $  35,076,693
Accrued interest and other assets                         1,683,034       (13,041)      1,669,993
Total deposits                                           28,093,163         5,821      28,098,984
Accrued expenses and other liabilities                    1,616,073        47,971       1,664,044
Retained earnings                                         4,002,008       (47,971)      3,954,037
Accumulated other comprehensive (loss)
  income, net of related taxes                              (43,742)       24,217         (19,525)

Net interest income                                   $     324,580    $      553   $     325,133
Net derivative losses - discontinued hedges                      -        (21,345)        (21,345)
Other income                                                 33,410          (553)         32,857
Income before income taxes                                  281,222       (21,345)        259,877
Provision for income taxes                                   94,454        (7,649)         86,805
Net income                                                  186,768       (13,696)        173,072

Net income per common share:
----------------------------
   Basic                                              $        0.79    $    (0.05)  $        0.74
   Diluted                                                     0.78         (0.06)           0.72

  5. Comprehensive Income

     The following tables present the Corporation's comprehensive income
     ($000's):

                                                          Three Months Ended March 31, 2007
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)   Net-of-Tax
                                                         Amount        Benefit        Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    216,762
     Other comprehensive income:
       Unrealized gains (losses) on available
         for sale investment securities:
         Arising during the period                   $      17,652  $     (6,247)       11,405
         Reclassification for securities
           transactions included in net income                (615)          215          (400)
                                                      -------------  ------------  ------------
       Total unrealized gains (losses) on available
         for sale investment securities                     17,037        (6,032)       11,005

       Net gains (losses) on derivatives
         hedging variability of cash flows:
         Arising during the period                          (6,182)        2,163        (4,019)
         Reclassification adjustments for
           hedging activities included in net income        (5,948)        2,082        (3,866)
                                                      -------------  ------------  ------------
       Total net gains (losses) on derivatives
         hedging variability of cash flows                 (12,130)        4,245        (7,885)

       Unrealized gains (losses) on funded status of
         defined benefit postretirement plan:
         Arising during the period                               -            -              -
         Reclassification for amortization of
           actuarial loss and prior service
           credit amortization included in net income         (559)          207          (352)
                                                      -------------  ------------  ------------
       Total unrealized gains (losses) on funded status
         of defined benefit postretirement plan               (559)          207          (352)
                                                                                   ------------
     Other comprehensive income                                                          2,768
                                                                                   ------------
     Total comprehensive income                                                   $    219,530
                                                                                   ============

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

                                                          Three Months Ended March 31, 2006
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)   Net-of-Tax
                                                         Amount        Benefit        Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    173,072

     Other comprehensive income:
       Unrealized gains (losses) on available
         for sale investment securities:
         Arising during the period                   $     (15,924) $      5,596       (10,328)
         Reclassification for securities
           transactions included in net income                (448)          157          (291)
                                                      -------------  ------------  ------------
       Total unrealized gains (losses) on available
         for sale investment securities                    (16,372)        5,753       (10,619)

       Net gains (losses) on derivatives
         hedging variability of cash flows:
         Arising during the period                          46,372       (16,230)       30,142
         Reclassification adjustments for
           hedging activities included in net income        (2,702)          945        (1,757)
                                                      -------------  ------------  ------------
       Total net gains (losses) on derivatives hedging
         variability of cash flows                          43,670       (15,285)       28,385
                                                                                   ------------
     Other comprehensive income                                                         17,766
                                                                                   ------------
     Total comprehensive income                                                   $    190,838
                                                                                   ============


  6. Earnings Per Share

     A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                        Three Months Ended March 31, 2007
                                                     ---------------------------------------
                                                        Income     Average Shares  Per Share
                                                      (Numerator)   (Denominator)   Amount
                                                     ------------ --------------- ----------
     Basic Earnings Per Share:
       Income Available to Common Shareholders       $   216,762         255,493  $    0.85
                                                                                   =========
     Effect of Dilutive Securities:
       Stock Options, Restricted Stock
         and Other Plans                                      -            5,837
                                                      -----------  --------------
     Diluted Earnings Per Share:
       Income Available to Common Shareholders       $   216,762         261,330  $    0.83
                                                                                   =========

                                                        Three Months Ended March 31, 2006
                                                     ---------------------------------------
                                                        Income     Average Shares  Per Share
                                                      (Numerator)   (Denominator)   Amount
                                                     ------------ --------------- ----------
     Basic Earnings Per Share:
       Income Available to Common Shareholders       $   173,072         235,317  $    0.74
                                                                                   =========
       Effect of Dilutive Securities:
         Stock Options, Restricted Stock
           and Other Plans                                    -           5,026
                                                      -----------  --------------
       Diluted Earnings Per Share:
         Income Available to Common Shareholders     $   173,072         240,343  $    0.72
                                                                                   =========

     Options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive are as follows (shares in thousands):

                                                          Three Months Ended March 31,
                                                     ---------------------------------------
                                                            2007                2006
                                                     ------------------  -------------------
     Shares                                                3,637                 118

     Price Range                                     $ 47.58 - $ 48.90   $ 43.31 - $ 47.02

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

  7. Business Combinations

     The following acquisition, which is not considered to be a material business combination, was completed during the first quarter of 2007:

     On January 17, 2007, Metavante acquired all of the outstanding stock of Valutec Card Solutions, Inc. ("Valutec") for $41.0 million in cash. Valutec provides closed-loop, in-store gift and loyalty card solutions for small and medium-sized businesses, including hosted account management, reporting capabilities, plastic card design and production, along with card program merchandising products. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $34.1 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of
     7.0 years amounted to $8.2 million. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

     Recently completed acquisitions
     -------------------------------
     On April 20, 2007, the Corporation completed the acquisition of North Star Financial Corporation ("North Star") of Chicago, Illinois. Total consideration in this transaction amounted to $21.0 million, consisting of 441,580 shares of M&I common stock valued at $47.55 per common share. North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts. In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property and ESOP services, including consultative services relating to the transfer of small-business stock ownership. North Star's businesses will be integrated with the Corporation's Wealth Management unit.

     On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. ("United Heritage"). United Heritage Bank, with $791.3 million in assets as of March 31, 2007, has 13 branches in the metropolitan Orlando area. Total consideration in this transaction amounted to approximately $219.6 million, consisting of 4,410,647 shares of M&I common stock valued at $204.3 million and the exchange of vested stock options valued at approximately $15.3 million. The current United Heritage Bank branches will become M&I Marshall & Ilsley Bank ("M&I Bank") branches.

     Recent acquisition activity
     ---------------------------
     On April 30, 2007, the Corporation and Excel Bank Corporation ("Excel") amended and restated its merger agreement dated February 9, 2007 to provide that Excel shareholders will receive $13.97 in cash for each share of Excel common stock. Outstanding options to acquire Excel common stock will be converted into options to acquire shares of the Corporation's common stock. Excel, with $615 million in consolidated assets as of December 31, 2006, has four branches in the greater Minneapolis/St. Paul, Minnesota metropolitan area. The transaction is expected to close in the third quarter of 2007.

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

  8.
     Investment Securities

     Selected investment securities, by type, held by the Corporation were as follows ($000's):

                                                    March 31,     December 31,     March 31,
                                                      2007           2006            2006
                                                --------------- --------------- ---------------
     Investment securities available for sale:
       U.S. treasury and government agencies    $    5,558,054  $    5,466,369  $    4,708,218
       States and political subdivisions               838,393         824,015         719,194
       Mortgage backed securities                      107,362         114,467         110,252
       Other                                           575,844         573,002         501,981
                                                 --------------  --------------  --------------
     Total                                      $    7,079,653  $    6,977,853  $    6,039,645
                                                 ==============  ==============  ==============

     Investment securities held to maturity:
       States and political subdivisions        $      448,368  $      494,020  $       585,090
       Other                                             1,500           1,500            2,000
                                                 --------------  --------------  --------------
     Total                                      $      449,868  $      495,520  $       587,090
                                                 ==============  ==============  ==============

     The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2007 ($000's):

                          Less than 12 Months         12 Months or More                Total
                       -------------------------  -------------------------  --------------------------
                            Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
                           Value        Losses        Value        Losses        Value        Losses
                       ------------  -----------  ------------  -----------  ------------  ------------
U.S. treasury and
  government agencies  $    255,555  $      500   $ 3,073,457   $   54,711   $ 3,329,012  $     55,211
States and
  political subdivisions    142,622       1,138        68,335        1,021       210,957         2,159
Mortgage backed securities      375           3        76,049        1,405        76,424         1,408
Other                         1,592           8           400           64         1,992            72
                        ------------  ----------   -----------   ----------   -----------  ------------
Total                  $    400,144  $    1,649   $ 3,218,241   $   57,201   $ 3,618,385  $     58,850
                        ============  ==========   ===========   ==========   ===========  ============

     The investment securities in the above table were temporarily impaired at March 31, 2007. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on March 31, 2007. The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer. At December 31, 2006, total unrealized losses on investment securities that had been in a continuous loss position for less than twelve months amounted to $2,079 and total unrealized losses on investment securities that had been in a continuous loss position for more than twelve months amounted to $72,284. At March 31,2007, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity.

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

  9.
     Loans and Leases

     The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

                                                    March 31,     December 31,     March 31,
                                                      2007           2006            2006
                                                --------------- --------------- ---------------
     Commercial, financial and agricultural     $   12,305,995  $   12,050,963  $   10,244,761
     Cash flow hedging instruments at fair value        (2,228)         (2,773)         (4,141)
                                                 --------------  --------------  --------------
       Commercial, financial and agricultural       12,303,767      12,048,190      10,240,620

     Real estate:
       Construction                                  6,293,881       6,088,206       4,054,364
       Residential mortgage                          6,501,063       6,328,478       5,370,353
       Home equity loans and lines of credit         4,213,109       4,342,362       4,606,136
       Commercial mortgage                          10,904,417      10,965,607       8,819,281
                                                 --------------  --------------  --------------
     Total real estate                              27,912,470      27,724,653      22,850,134

     Personal                                        1,352,334       1,458,594       1,518,828
     Lease financing                                   686,070         703,580         626,228
                                                 --------------  --------------  --------------
       Total loans and leases                   $   42,254,641  $   41,935,017    $ 35,235,810
                                                 ==============  ==============  ==============

 10. Financial Asset Sales

     During the first quarter of 2007, the Corporation sold automobile loans with principal balances of $116.6 million in securitization transactions. The Corporation recognized net losses of $0.2 million from the sale and securitization of auto loans for the three months ended March 31, 2007. Other income associated with auto securitizations, primarily servicing income, amounted to $1.8 million in the current quarter.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the quarter were as follows (rate per annum):

     Prepayment speed (CPR)                                  15-41 %
     Weighted average life (in months)                        22.6
     Expected credit losses (based on original balance)  0.50-1.53 %
     Residual cash flow discount rate                         12.0 %
     Variable returns to transferees               Forward one-month
                                                     LIBOR yield curve

     At March 31, 2007, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                Total
                                Securitized    Portfolio       Managed
                               ------------- ------------- -------------

     Loan balances             $    936,260  $    122,912  $  1,059,172
     Principal amounts of loans
       60 days or more past due       2,672           368         3,040
     Net credit losses year to date   2,088           130         2,218


 11. Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill for the three months ended March 31, 2007 were as follows ($000's):

                                                   Banking      Metavante       Others        Total
                                                ------------- ------------- ------------- -------------
     Goodwill balance as of January 1, 2007     $  1,425,197  $  1,330,276  $     29,056  $  2,784,529
     Goodwill acquired during the period                  -         34,125            -         34,125
     Purchase accounting adjustments                  (2,971)       10,030           231         7,290
                                                 ------------  ------------  ------------  ------------
     Goodwill balance as of March 31, 2007      $  1,422,226  $  1,374,431  $     29,287  $  2,825,944
                                                 ============  ============  ============  ============

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

     Goodwill acquired during the first quarter of 2007 for the Metavante segment included initial goodwill of $34.1 million for the acquisition of Valutec. Purchase accounting adjustments for the Metavante segment represent adjustments made to the initial estimates of fair value associated with the acquisition of VICOR, Inc. In addition, purchase accounting adjustments for the Metavante segment included total earnout payments of $8.0 million related to the acquisitions of Advanced Financial Solutions, Inc., Printing for Systems, Inc. and AdminiSource Corporation. Purchase accounting adjustments for the Banking segment and Others segment included adjustments primarily related to the 2006 acquisition of Gold Banc Corporation, Inc.

     At March 31, 2007, the Corporation's other intangible assets consisted of the following ($000's):

                                                               March 31, 2007
                                                -----------------------------------------------
                                                                     Accum-
                                                     Gross           ulated             Net
                                                    Carrying         Amort-          Carrying
                                                     Amount         ization            Value
                                                --------------- --------------- ---------------
     Other intangible assets
       Core deposit intangible                  $      207,805  $      100,043  $      107,762
       Data processing contract
         rights/customer lists                         362,692          65,087         297,605
       Trust customers                                   6,750           2,102           4,648
       Tradename                                         8,000           1,067           6,933
       Other Intangibles                                 1,250             759             491
                                                 --------------  --------------  --------------
                                                $      586,497  $      169,058  $      417,439
                                                 ==============  ==============  ==============

     Mortgage loan servicing rights                                             $        2,088
                                                                                 ==============

     Amortization expense of other acquired intangible assets for the three months ended March 31, 2007 and 2006 amounted to $11.0 million and $8.5 million, respectively. Amortization of mortgage servicing rights amounted to $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

     The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000's):

                       2008                  $     45,256
                       2009                        41,932
                       2010                        39,390
                       2011                        37,488
                       2012                        35,894

 12. Deposits

     The Corporation's deposit liabilities consisted of the following
     ($000's):

                                                    March 31,     December 31,     March 31,
                                                      2007           2006            2006
                                                --------------- --------------- ---------------
     Noninterest bearing demand                 $    5,391,832  $    6,112,362  $    4,999,788

     Savings and NOW                                12,527,061      12,081,260      10,265,749

     CD's $100,000 and over                          7,259,797       7,841,499       7,018,466
     Cash flow hedge-Institutional CDs                   3,638            (970)        (17,653)
                                                 --------------  --------------  --------------
       Total CD's $100,000 and over                  7,263,435       7,840,529       7,000,813

     Other time deposits                             4,807,479       4,821,233       3,602,642
     Foreign deposits                                2,645,493       3,228,998       2,229,992
                                                 --------------  --------------  --------------
       Total deposits                           $   32,635,300  $   34,084,382  $   28,098,984
                                                 ==============  ==============  ==============

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

 13. Income Taxes

     Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     As of the date of adoption the total amount of unrecognized tax benefits was $92.1 million, of which $71.8 million related to benefits that, if recognized, would impact the annual effective tax rate. Upon adoption of FIN 48, the Corporation changed its policy to include interest and penalties related to income tax liabilities in income tax expense. Prior to adoption of FIN 48, the Corporation recorded interest and penalties related to income tax liabilities to other expense, a component of Income Before Income Taxes. Included in the total liability for unrecognized tax benefits as of the date of adoption is $6.8 million of interest and no penalties.

     The Corporation, along with its subsidiaries, files income tax returns in the U.S. and various state jurisdictions. With limited exceptions, the Corporation is no longer subject to examinations by federal and state taxing authorities for taxable years before 2003.

     The Corporation anticipates it is reasonably possible within 12 months of the adoption date that unrecognized tax benefits could be reduced up to approximately $22 million. The reduction would principally result from settlements with taxing authorities as it relates to the tax benefits associated with a 2002 stock issuance.

 14. Derivative Financial Instruments and Hedging Activities

     The following is an update of the Corporation's use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant new hedging strategies employed during the three months ended March 31, 2007.

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

     At March 31, 2007, free standing interest rate swaps consisted of $2.6 billion in notional amount of receive fixed / pay floating with an aggregate negative fair value of $3.5 million and $1.7 billion in notional amount of pay fixed / receive floating with an aggregate positive fair value of $5.8 million.

     At March 31, 2007, interest rate caps purchased amounted to $17.5 million in notional amount with an immaterial fair value and interest rate caps sold amounted to $17.5 million in notional amount with an immaterial fair value.

     At March 31, 2007, the notional value of interest rate futures designated as trading was $3.3 billion with a positive fair value of $0.1 million.

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

     The following table presents additional information with respect to fair value hedges.

      Fair Value Hedges
      March 31, 2007                                                  Weighted
                                                 Notional     Fair     Average
             Hedged                 Hedging       Amount     Value    Remaining
              Item                Instrument    ($ in mil)($ in mil) Term (Yrs)
      ---------------------- ------------------- --------- --------- ----------
      Fair Value Hedges that Qualify for Shortcut Accounting
      ------------------------------------------------------
        Fixed Rate
          Bank Notes         Receive Fixed Swap  $  390.9  $  (11.6)      8.1

      Other Fair Value Hedges
      -----------------------
        Fixed Rate
          Bank Notes         Receive Fixed Swap  $  125.0  $   (3.9)      9.3
        Institutional CDs    Receive Fixed Swap      50.0       0.2      29.2
        Callable CDs         Receive Fixed Swap       9.9      (0.0)      7.7

     The impact from fair value hedges to total net interest income for the three months ended March 31, 2007 was a negative $0.9 million. The impact to net interest income due to ineffectiveness was not material.

     The following table summarizes the Corporation's cash flow hedges.

      Cash Flow Hedges
      March 31, 2007                                                  Weighted
                                                 Notional     Fair     Average
             Hedged                 Hedging       Amount     Value    Remaining
              Item                Instrument    ($ in mil)($ in mil) Term (Yrs)
      ---------------------- ------------------- --------- --------- ----------
      Cash Flow Hedges that Qualify for Shortcut Accounting
      -----------------------------------------------------
        Floating Rate
          Bank Notes          Pay Fixed Swap     $  125.0  $    0.1        0.1

      Other Cash Flow Hedges
      ----------------------
        Variable Rate Loans   Receive Fixed Swap $  100.0  $   (2.2)       1.3
        Institutional CDs     Pay Fixed Swap      1,725.0      (3.6)       1.5
        Federal Funds
          Purchased           Pay Fixed Swap        150.0      (0.0)       0.7
        FHLB Advances         Pay Fixed Swap      1,410.0       0.1        3.9
        Floating Rate
          Bank Notes          Pay Fixed Swap        550.0      (4.4)       2.7

     The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges for the three months ended March 31, 2007 was a positive $5.9 million. For the three months ended March 31, 2007, the impact due to ineffectiveness was not material.

     For the three months ended March 31, 2006, the total effect on net interest income resulting from derivative financial instruments was a positive $4.1 million, including the amortization of terminated derivative financial instruments.

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

 15. Postretirement Health Plan

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

     Net periodic postretirement benefit cost for the three months ended March 31, 2007 and 2006 included the following components ($000's):

                                                             Three Months Ended March 31,
                                                           -------------------------------
                                                                 2007            2006
                                                           ---------------  --------------
     Service cost                                          $          434   $         570
     Interest cost on APBO                                          1,061           1,022
     Expected return on plan assets                                  (355)           (232)
     Prior service amortization                                      (680)           (680)
     Actuarial loss amortization                                      121             379
                                                            --------------   -------------
       Net periodic postretirement benefit cost            $          581   $       1,059
                                                            ==============   =============

     Benefit payments and expenses, net of participant contributions, for the three months ended March 31, 2007 amounted to $1.1 million.

     The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of March 31, 2007 is as follows ($000's):

     Total funded status, December 31, 2006          $    (50,309)
     Service cost                                            (434)
     Interest cost on APBO                                 (1,061)
     Expected return on plan assets                           355
     Employer contributions/payments                        8,115
     Expected subsidy (Medicare Part D)                      (192)
                                                      ------------
     Total funded status, March 31, 2007             $    (43,526)
                                                      ============

 16. Segments

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

     The following represents the Corporation's operating segments as of and for the three months ended March 31, 2007 and 2006. During 2006, the Corporation transferred the residential and commercial mortgage banking reporting units, which were previously included in other business operations, to the Banking segment. Segment information for all periods presented has been adjusted for these transfers. There have not been any other changes to the way the Corporation organizes its segments.

     For the three months ended March 31, 2007, Metavante transaction costs of $1.5 million and for the three months ended March 31, 2006, Net derivative losses of $21.3 million are not included in segment income, but are reported in Reclassifications and Eliminations in the following tables. Management does not include these items when assessing the financial results of the segment operations.

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

     Fees - intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses - intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - intercompany are not the costs of that segment's reported intercompany revenues. Intrasegment revenues, expenses and assets have been eliminated ($ in millions):

                                                  Three Months Ended March 31, 2007
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications
                                                                      Corporate     & Elimi-       Consol-
                             Banking      Metavante       Others       Overhead      nations       idated
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     397.4   $      (7.3)  $       5.4   $      (8.3)  $      3.1   $     390.3

Other income
------------
  Fees - external                80.5         356.9          61.7            -            -          499.1
  Fees - internal
    Fees - intercompany          18.1          27.3           1.7          28.5        (75.6)           -
    Float income - intercompany    -            3.1            -             -          (3.1)           -
                            ----------   -----------   -----------   -----------   ----------   -----------
      Total other income         98.6         387.3          63.4          28.5        (78.7)        499.1

Gains related to Firstsource       -            8.0            -             -            -            8.0

Other expense
-------------
  Expenses - other              191.0         297.5          37.2          26.1          1.2         553.0
  Expenses - intercompany        46.3          13.5          13.9           1.6        (75.3)           -
                            ----------   -----------   -----------   -----------   ----------   -----------
Total other expense             237.3         311.0          51.1          27.7        (74.1)        553.0
Provision for loan
  and lease losses               16.8            -            0.3            -            -           17.1
                            ----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      241.9          77.0          17.4          (7.5)        (1.5)        327.3
Income tax expense (benefit)     79.4          27.7           6.4          (2.8)        (0.2)        110.5
                            ----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)      $    162.5   $      49.3   $      11.0   $      (4.7)  $     (1.3)  $     216.8
                            ==========   ===========   ===========   ===========   ==========   ===========

Identifiable assets        $ 53,617.1   $   3,059.8   $     822.8   $   1,008.7   $ (1,977.0)  $  56,531.4
                            ==========   ===========   ===========   ===========   ==========   ===========

Return on average equity         12.5%         15.5%         18.0%                                    14.1%
                            ==========   ===========   ===========                              ===========

                                                  Three Months Ended March 31, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications
                                                                      Corporate     & Elimi-       Consol-
                             Banking      Metavante       Others       Overhead      nations       idated
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     330.7   $      (8.3)  $       3.6   $      (4.1)  $      3.2   $     325.1

Other income
------------
  Fees - external                73.7         343.0          53.4           2.1        (21.3)        450.9
  Fees - internal
    Fees - intercompany          16.1          24.8           1.5          25.0        (67.4)           -
    Float income - intercompany    -            3.2            -             -          (3.2)           -
                            ----------   -----------   -----------   -----------   ----------   -----------
      Total other income         89.8         371.0          54.9          27.1        (91.9)        450.9

Other expense
-------------
  Expenses - other              163.7         296.0          34.3          12.2         (1.1)        505.1
  Expenses - intercompany        40.4          12.6          11.1           2.2        (66.3)           -
                            ----------   -----------   -----------   -----------   ----------   -----------
    Total other expense         204.1         308.6          45.4          14.4        (67.4)        505.1
Provision for loan
  and lease losses               10.5            -            0.5            -            -           11.0
                            ----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      205.9          54.1          12.6           8.6        (21.3)        259.9
Income tax expense (benefit)     67.8          19.6           4.6           2.4         (7.6)         86.8
                            ----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)      $    138.1   $      34.5   $       8.0   $       6.2   $    (13.7)  $     173.1
                            ==========   ===========   ===========   ===========   ==========   ===========

Identifiable assets        $ 44,666.9   $   2,797.5   $     687.7   $     766.6   $ (1,554.1)  $  47,364.6
                            ==========   ===========   ===========   ===========   ==========   ===========

Return on average equity         14.5%         13.0%         16.0%                                    14.6%
                            ==========   ===========   ===========                              ===========

                                                              05/09/2007

                          MARSHALL & ILSLEY CORPORATION
                    Notes to Financial Statements - Continued
                         March 31, 2007 & 2006 (Unaudited)

     Total revenue, which consists of net interest income plus total other income, by type in Others consisted of the following ($ in millions):

                                                             Three Months Ended March 31,
                                                           -------------------------------
                                                                 2007            2006
                                                           ---------------  --------------
     Trust Services                                        $         52.2   $        46.0
     Capital Markets                                                  1.8             0.6
     Brokerage and Insurance                                          9.2             7.3
     Commercial Leasing                                               4.6             3.1
     Others                                                           1.0             1.5
                                                            --------------   -------------
       Total                                               $         68.8   $        58.5
                                                            ==============   =============

 17. Subsequent Events

     On April 3, 2007, the Corporation announced its plan to separate Marshall & Ilsley Corporation and Metavante Corporation into two separate publicly held companies.

     Under an investment agreement with Warburg Pincus, a global private equity investor, Warburg Pincus has agreed to invest $625 million to acquire an equity stake of 25 percent in Metavante Corporation. Marshall & Ilsley Corporation shareholders will own 75 percent of the shares of Metavante Corporation. This plan will be implemented through the spin-off of Marshall & Ilsley Corporation and is intended to be tax-free to Marshall & Ilsley Corporation and its shareholders. In connection with the plan, approximately $1.75 billion of new Metavante Corporation debt will be arranged.

     Upon completion of the transaction, shareholders will receive one share of the new Marshall & Ilsley Corporation stock for each one share of Marshall & Ilsley Corporation stock held and one share of Metavante Corporation stock for every three shares of Marshall & Ilsley Corporation stock held.

     Marshall & Ilsley Corporation's board of directors has unanimously approved the investment agreement and related transactions and has recommended its approval by Marshall & Ilsley Corporation's shareholders. Under the investment agreement with Warburg Pincus, the closing of the transaction, which is currently expected to occur in the fourth quarter of 2007, is contingent upon satisfaction of various closing conditions. The conditions include approval of Marshall & Ilsley Corporation's shareholders, who will be asked to vote on the proposed transactions at a special meeting that will be held on a date to be announced, obtaining a favorable ruling from the Internal Revenue Service, and other regulatory approvals.

     On April 24, 2007, the Corporation announced that its Board of Directors increased the quarterly cash dividend on the Corporation's common stock 14.8 percent to $0.31 per common share from $0.27 per common share.

     On April 26, 2007, the Corporation announced that it had repurchased
     3.25 million shares of its common stock or approximately 1.2 percent of its outstanding common stock. The shares of common stock were purchased through an accelerated share repurchase program at $48.03 per share for a total cost of approximately $156.1 million. Under the accelerated share repurchase program agreement, after a period not expected to exceed sixty days, the Corporation may receive or be required to pay a price adjustment based on an adjusted weighted average price as defined in the accelerated share repurchase program agreement. Any price adjustment may be settled in cash or shares of common stock at the Corporation's option. After the repurchase approximately 8.75 million shares remain available under prior repurchase authorizations by the Corporation's Board of Directors.

                                                              05/09/2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                             Three Months Ended March 31,
                                                           --------------------------------
                                                                 2007            2006
                                                           ---------------  ---------------
Assets
------
Cash and due from banks                                    $    1,041,797   $      980,078

Investment securities:
----------------------
  Trading securities                                               41,301           34,177
  Short-term investments                                          277,218          315,719

  Other investment securities:
    Taxable                                                     6,153,473        4,979,354
    Tax-exempt                                                  1,287,860        1,340,598
                                                            --------------   --------------
Total investment securities                                     7,759,852        6,669,848

Loans and leases:
-----------------
  Loans and leases, net of unearned income                     42,106,894       34,678,578
    Allowance for loan and lease losses                          (423,702)        (368,290)
                                                            --------------   --------------
  Net loans and leases                                         41,683,192       34,310,288

Premises and equipment, net                                       574,409          495,887
Accrued interest and other assets                               5,452,287        4,323,961
                                                            --------------   --------------
Total Assets                                               $   56,511,537   $   46,780,062
                                                            ==============   ==============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
---------
  Noninterest bearing                                      $    5,319,325   $    4,942,011
  Interest bearing                                             27,238,286       22,536,849
                                                            --------------   --------------
Total deposits                                                 32,557,611       27,478,860

Federal funds purchased and security repurchase agreements      3,396,166        2,440,619
Other short-term borrowings                                       852,518          930,232
Long-term borrowings                                           11,623,710        9,404,002
Accrued expenses and other liabilities                          1,823,058        1,712,169
                                                            --------------   --------------
Total liabilities                                              50,253,063       41,965,882

Shareholders' equity                                            6,258,474        4,814,180
                                                            --------------   --------------
Total Liabilities and Shareholders' Equity                 $   56,511,537   $   46,780,062
                                                            ==============   ==============

                                                              05/09/2007

                                 OVERVIEW
                                 --------

 The Corporation's overall strategy is to drive earnings per share growth by: (1) expanding banking operations not only in Wisconsin but also into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services and products; (3) expanding trust services and other wealth management product and service offerings; and (4) separating Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies, as discussed below.

 In early April 2007, the Corporation announced its plan to separate Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies. The Corporation believes this transaction will create two well-positioned companies and will provide substantial benefits to the shareholders of both companies by creating additional opportunities to focus on core businesses. Metavante expects to be able to drive earnings per share growth by having access to financial resources to continue to build new products, invest in new technologies, attract and retain employees and acquire additional companies. Marshall & Ilsley Corporation's enhanced capital position is expected to drive earnings per share growth by enabling it to provide resources for continued organic growth, fund strategic initiatives within wealth management and its other business lines and pursue opportunities in new geographic markets. This transaction, which is contingent upon satisfaction of various closing conditions, is expected to close in the fourth quarter of 2007. The closing conditions include approval of Marshall & Ilsley Corporation shareholders, who will be asked to vote on the proposed transactions at a special meeting that will be held on a date to be announced, obtaining a favorable ruling from the Internal Revenue Service and other regulatory approvals.

 The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation has demonstrated solid fundamental performance in each of these key areas and as a result, the first quarter of 2007 produced strong financial results.

 Net income for the first quarter of 2007 amounted to $216.8 million compared to $173.1 million for the same period in the prior year, an increase of $43.7 million, or 25.2%. Diluted earnings per share were $0.83 for the three months ended March 31, 2007 compared to $0.72 for the three months ended March 31, 2006. The return on average assets and average equity was 1.56% and 14.05%, respectively, for the quarter ended March 31, 2007, and 1.50% and 14.58%, respectively, for the quarter ended March 31, 2006.

 For the three months ended March 31, 2007, costs associated with the previously discussed Metavante transaction amounted to $1.5 million and are included in a separate line within Other expense in the Consolidated Statements of Income. Net income and diluted earnings per share for the three months ended March 31, 2007, excluding the transaction costs, would have been $218.1 million and $0.83 per share, respectively, and the return on average assets and return on average equity would have been 1.56% and 14.13%, respectively. The Corporation expects that transaction related costs will significantly increase in future quarters until the transaction is completed.

 For the three months ended March 31, 2006, the impact of the mark-to-market adjustments associated with certain interest rate swaps and reported as Net derivative losses-discontinued hedges within Other income in the Consolidated Statements of Income, resulted in a decrease to net income of $13.7 million and a decrease to diluted earnings per share of $0.06 per share. Management believes the non-cash changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation. Excluding the non-cash changes in earnings based on market volatility, for the three months ended March 31, 2006, net income and diluted earnings per share would have been $186.8 million and $0.78 per share respectively, and the return on average assets and return on average equity would have been 1.62% and 15.67%, respectively.

 A reconciliation of these non-GAAP (Generally Accepted Accounting Principles) operating results to GAAP results is provided later in this section.

 Earnings growth for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was attributable to a number of factors. The increase in net interest income was due to organic loan and bank issued deposit growth and the contribution from the two banking acquisitions that were completed on April 1, 2006. Net charge-offs as a percent of average consolidated loans and leases were slightly below the Corporation's five-year historical average despite the increase in nonperforming loans and leases. Metavante continued to exhibit growth in both revenue and earnings which was attributable, in part, to the impact of its acquisition activities as well as success in retaining and cross-selling products and services to its core customer base. Metavante's acquisition activities included one acquisition completed in the first quarter of 2007 and one acquisition completed in the third quarter of 2006. Continued growth in assets under management and assets under administration resulted in solid growth in fee income for Wealth Management. These factors along with continued organic expense management resulted in the reported earnings growth in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

                                                              05/09/2007

 The transaction to separate Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies will significantly affect the financial condition, results of operations and cash flows for both the Corporation and Metavante. In connection with the proposed transactions, a Registration Statement on Form S-4 will be filed with the Securities and Exchange Commission which will provide, among other things, financial information including pro forma financial information for both Metavante and the Corporation.

                      RECENTLY COMPLETED ACQUISITIONS
                      -------------------------------
 On January 17, 2007, Metavante acquired all of the outstanding stock of Valutec Card Solutions, Inc. ("Valutec") for $41.0 million in cash. Valutec provides closed-loop, in-store gift and loyalty card solutions for small and medium-sized businesses, including hosted account management, reporting capabilities, plastic card design and production and card program merchandising products.

 On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. United Heritage Bank, with $791.3 million in assets as of March 31, 2007, has 13 branches in the metropolitan Orlando area. The current United Heritage Bank branches will become M&I Bank branches.

 On April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation ("North Star") of Chicago, Illinois. North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts. North Star's businesses will be integrated with M&I's Wealth Management unit.

 See Note 7 - Business Combinations in Notes to Financial Statements for further discussion of the Corporation's acquisition activities.

                     NOTEWORTHY TRANSACTIONS AND EVENTS
                     ----------------------------------
 Some of the more noteworthy transactions and events that occurred in the three months ended March 31, 2007 and 2006 consisted of the following:

 First quarter 2007
 ------------------
 As previously discussed, costs associated with the transaction to separate Marshall & Ilsley Corporation and Metavante Corporation into two separate publicly traded companies amounted to a pre-tax expense of $1.5 million ($1.3 million after-tax) for the three months ended March 31, 2007.

 During the first quarter of 2007, the Corporation realized $8.0 million in pre-tax gains related to Metavante's investment in Firstsource. See
 Note 3 - Equity Investment in Firstsource Solutions Limited in Notes to Financial Statements for further discussion of this transaction. The Corporation expects that additional gains from Firstsource equity activities could be recognized in future periods.

 The impact of the previously discussed gains were in part offset by the loss associated with the call of the Corporation's 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The loss amounted to $9.5 million and is included in Other expense in the Consolidated Statements of Income.

 First quarter 2006
 ------------------
 As previously discussed, the Corporation determined during 2006 that certain transactions did not qualify for hedge accounting. The impact of the mark-to-market adjustments associated with certain interest rate swaps and reported as Net derivative losses-discontinued hedges in the Consolidated Statements of Income, resulted in a decrease to net income of $13.7 million and a decrease to diluted earnings per share of $0.06 per share for the three months ended March 31, 2006.

                                                              05/09/2007

                          NET INTEREST INCOME
                          -------------------
 Net interest income is the difference between interest earned on earning assets and interest owed on interest bearing liabilities. Net interest income represented 43.5% of the Corporation's source of revenues for the three months ended March 31, 2007 compared to 41.9% for the three months ended March 31, 2006.

 Net interest income for the first quarter of 2007 amounted to $390.3 million compared to $325.1 million reported for the first quarter of 2006, an increase of $65.2 million or 20.0%. Both acquisition-related and organic loan growth, as well as the growth in bank issued deposits, were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2006 banking acquisitions and Metavante's acquisitions, tightening loan spreads and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products.

 Average earning assets in the first quarter of 2007 amounted to $49.9 billion compared to $41.3 billion in the first quarter of 2006, an increase of $8.6 billion or 20.6%. Average loans and leases accounted for $7.4 billion of the growth in average earning assets in the first quarter of 2007 compared to the first quarter of 2006. Average investment securities increased $1.1 billion in the first quarter of 2007 over the prior year first quarter. The growth in average investment securities was primarily due to the banking acquisitions.

 Average interest bearing liabilities amounted to $43.1 billion in the first quarter of 2007 compared to $35.3 billion in the first quarter of 2006, an increase of $7.8 billion or 22.1%. Average interest bearing deposits increased $4.7 billion or 20.9% in the first quarter of 2007 compared to the first quarter of 2006. Average total borrowings, primarily long-term borrowings, increased $3.1 billion or 24.2% in the first quarter of 2007 compared to the same period in 2006.

 Average noninterest bearing deposits increased $0.4 billion or 7.6% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

 The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

                 Consolidated Average Loans and Leases
                 -------------------------------------

                                  2007                    2006                       Growth Pct.
                              ---------- --------------------------------------- ------------------
                                 First     Fourth    Third     Second    First              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                              ---------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
---------------------------
  Commercial                  $ 12,164   $ 11,800  $ 11,559  $ 11,441  $  9,877    23.2 %    3.1 %

  Commercial real estate
    Commercial mortgages        10,936     10,932    10,838    10,746     8,839    23.7      0.0
    Construction                 3,480      3,346     3,227     2,834     1,742    99.8      4.0
                               --------   --------  --------  --------  --------  ------   ------
  Total commercial real estate  14,416     14,278    14,065    13,580    10,581    36.3      1.0

  Commercial lease financing       513        538       529       504       493     4.0     (4.6)
                               --------   --------  --------  --------  --------  ------   ------
Total commercial
  loans and leases              27,093     26,616    26,153    25,525    20,951    29.3      1.8

Personal loans and leases
-------------------------
  Residential real estate
    Residential mortgages        6,382      6,195     5,924     5,621     5,190    23.0      3.0
    Construction                 2,780      2,649     2,471     2,365     2,085    33.3      4.9
                               --------   --------  --------  --------  --------  ------   ------
  Total residential real estate  9,162      8,844     8,395     7,986     7,275    25.9      3.6

  Personal loans
    Student                        113         78        47        51        99    14.2     45.3
    Credit card                    245        250       246       237       227     7.9     (1.8)
    Home equity loans and lines  4,295      4,387     4,474     4,596     4,706    (8.7)    (2.1)
    Other                        1,031      1,101     1,143     1,167     1,289   (20.0)    (6.4)
                               --------   --------  --------  --------  --------  ------   ------
Total personal loans             5,684      5,816     5,910     6,051     6,321   (10.1)    (2.3)

Personal lease financing           168        162       150       136       132    26.8      3.5
                               --------   --------  --------  --------  --------  ------   ------
Total personal loans and leases 15,014     14,822    14,455    14,173    13,728     9.4      1.3
                               --------   --------  --------  --------  --------  ------   ------
Total consolidated average
 loans and leases             $ 42,107   $ 41,438  $ 40,608  $ 39,698  $ 34,679    21.4 %    1.6 %
                               ========   ========  ========  ========  ======== =======  =======

                                                              05/09/2007

 Total consolidated average loans and leases increased $7.4 billion or 21.4% in the first quarter of 2007 compared to the first quarter of 2006. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 9.1% in the first quarter of 2007 compared to the first quarter of 2006. Approximately $3.9 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $3.5 billion of the growth was organic. Of the $3.9 billion of average growth attributable to the banking acquisitions, $2.8 billion was attributable to average commercial real estate loans, $0.8 billion was attributable to average commercial loans and leases and $0.3 billion was attributable to average residential real estate loans. Of the $3.5 billion of average loan and lease organic growth, $1.5 billion was attributable to average commercial loans and leases, $1.0 billion was attributable to average commercial real estate loans, and $1.6 billion was attributable to residential real estate loans. From a production standpoint, residential real estate loan closings in the first quarter of 2007 were $1.1 billion compared to $1.2 billion in the fourth quarter of 2006 and $1.2 billion in the first quarter of 2006. Average home equity loans and lines declined $0.4 billion in the first quarter of 2007 compared to the first quarter of 2006. Average personal loans and leases decreased $0.2 billion in the first quarter of 2007 compared to the same period in 2006.

 Total average commercial loan and lease organic growth continued to be relatively strong in the first quarter of 2007 although the Corporation has seen some slowing in certain businesses due to tightening inventory management. Management believes that year over year organic commercial loan growth (as a percentage) will continue its slight moderation and expects organic commercial loan growth will be around 10% in 2007. The Corporation continues to experience some slowing in the construction market for both commercial and residential developers, and to some extent throughout the commercial real estate business. The Corporation expects organic commercial real estate loan growth in 2007 will be in the mid single digit percentage range.

 Home equity loans and lines, which includes M&I's wholesale activity, continue to be one of the Corporation's primary consumer loan products. Average home equity loans and lines declined in the first quarter of 2007 compared to the first quarter of 2006. This is consistent with what is occurring in many parts of the country. It is expected that the softer home equity market, combined with the Corporation's continued sales of certain loans at origination will continue to impact balance sheet organic loan growth. Management does not expect this trend to change in the near term.

 The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. For each of the three months ended March 31, 2007 and 2006, real estate loans sold to investors amounted to $0.6 billion. At March 31, 2007 and 2006, the Corporation had approximately $126.6 million and $120.7 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $8.8 million in the first quarter of 2007 compared to $12.0 million in the first quarter of 2006.

 Auto loans securitized and sold in the first quarters of 2007 and 2006 amounted to $0.1 billion and $0.2 billion, respectively. Net gains and losses from the sale and securitization of auto loans were not significant in either the first quarter of 2007 or the first quarter of 2006. Auto loans held for sale amounted to $45.5 million and $38.4 million at March 31, 2007 and March 31, 2006, respectively.

 The Corporation anticipates that it will continue to divest itself of selected assets through sale or securitization in future periods.

                                                              05/09/2007

 The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                     Consolidated Average Deposits
                     -----------------------------

                                  2007                    2006                       Growth Pct.
                              ---------- --------------------------------------- ------------------
                                 First     Fourth    Third     Second    First              Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                              ---------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
--------------------
  Noninterest bearing deposits
  ----------------------------
    Commercial                $  3,769   $  4,000  $  3,948  $  3,873  $  3,473     8.5 %   (5.8)%
    Personal                       964        951       953       998       943     2.3      1.4
    Other                          586        575       561       533       526    11.4      2.0
                               --------   --------  --------  --------  --------  ------   ------
  Total noninterest
    bearing deposits             5,319      5,526     5,462     5,404     4,942     7.6     (3.7)

  Interest bearing deposits
    Savings and NOW              2,951      2,961     3,081     3,251     2,831     4.2     (0.4)
    Money market                 8,260      8,128     7,795     7,389     6,599    25.2      1.6
    Foreign activity             1,424      1,427     1,151     1,000     1,034    37.7     (0.3)
                               --------   --------  --------  --------  --------  ------   ------
  Total interest
    bearing deposits            12,635     12,516    12,027    11,640    10,464    20.7      0.9

  Time deposits
  -------------
    Other CDs and time deposits  4,832      4,847     4,843     4,769     3,509    37.7     (0.3)
    CDs greater than $100,000    3,401      3,264     3,137     2,878     2,035    67.1      4.2
                               --------   --------  --------  --------  --------  ------   ------
  Total time deposits            8,233      8,111     7,980     7,647     5,544    48.5      1.5
                               --------   --------  --------  --------  --------  ------   ------
Total bank issued deposits      26,187     26,153    25,469    24,691    20,950    25.0      0.1

Wholesale deposits
------------------
  Money market                     938        835       795       737       893     5.1     12.3
  Brokered CDs                   4,332      5,257     5,510     5,382     3,874    11.8    (17.6)
  Foreign time                   1,101        892     1,147     1,931     1,762   (37.5)    23.4
                               --------   --------  --------  --------  --------  ------   ------
Total wholesale deposits         6,371      6,984     7,452     8,050     6,529    (2.4)    (8.8)
                               --------   --------  --------  --------  --------  ------   ------
Total consolidated
  average deposits            $ 32,558   $ 33,137  $ 32,921  $ 32,741  $ 27,479    18.5 %   (1.7)%
                               ========   ========  ========  ========  ======== =======  =======

 Average total bank issued deposits increased $5.2 billion or 25.0% in the first quarter of 2007 compared to the first quarter of 2006. Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 9.1% in the first quarter of 2007 compared to the first quarter of 2006. Approximately $3.1 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $2.1 billion of the growth was organic. Of the $3.1 billion of average growth attributable to the banking acquisitions, $0.4 billion was attributable to average noninterest bearing deposits, $1.0 billion was attributable to average interest bearing deposits and $1.7 billion was attributable to average time deposits. Of the $2.1 billion of average bank issued deposit organic growth, $1.1 billion was attributable to average interest bearing deposits and $1.0 billion was attributable to average time deposits. Average noninterest bearing deposits were relatively unchanged in the first quarter of 2007 compared to the first quarter of 2006.

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

 In the current interest environment, the Corporation has increasingly been able to competitively price deposit products which has contributed to the growth in average bank issued interest bearing deposits and average bank issued time deposits. In addition, the recent interest rate environment has resulted in a shift in the bank issued deposit mix. In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost money market and time deposit products. Management expects this behavior to continue although at a somewhat slower rate based on current interest rate levels.

                                                              05/09/2007

 Wholesale deposits are funds in the form of deposits generated through distribution channels other than M&I's own banking branches. The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. For the three months ended March 31, 2007, average wholesale deposits decreased $0.2 billion, or 2.4% compared to the three months ended March 31, 2006. Average wholesale deposits for the three months ended March 31, 2007 include $0.6 billion of wholesale deposits that were assumed in the 2006 banking acquisitions.

 Total borrowings increased $1.5 billion to $16.0 billion at March 31, 2007, compared to $14.5 billion at December 31, 2006. During the first quarter of 2007, the Corporation issued floating rate long term borrowings in the amount of $1.2 billion which are indexed to the one month London Inter-Bank Offered Rate ("LIBOR") and mature at various times from 2008 through 2013. In addition, a $0.3 billion fixed rate borrowing with an interest rate of 5.15% and a maturity date of 2012 was issued in the first quarter of 2007.

 The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2007 and 2006, are presented in the following tables ($ in millions):

                     Consolidated Yield and Cost Analysis
                     ------------------------------------

                                         Three Months Ended          Three Months Ended
                                           March 31, 2007              March 31, 2006
                                   ---------------------------- ----------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                   ---------------------------- ----------------------------
                                   ----------- ------- -------   ---------- ------- -------
Loans and leases: (a)
---------------------
  Commercial loans and leases      $ 12,677.0 $ 238.1    7.62 % $ 10,369.9 $ 176.8    6.91 %
  Commercial real estate loans       14,416.4   270.1    7.60     10,580.4   181.1    6.94
  Residential real estate loans       9,161.7   165.4    7.32      7,275.3   122.8    6.85
  Home equity loans and lines         4,295.0    79.9    7.55      4,705.9    81.0    6.98
  Personal loans and leases           1,556.8    30.0    7.83      1,747.0    29.2    6.77
                                    ---------- ------- -------   ---------- ------- -------
Total loans and leases               42,106.9   783.5    7.55     34,678.5   590.9    6.91

Investment securities (b):
--------------------------
  Taxable                             6,153.5    77.1    5.03      4,979.4    57.9    4.64
  Tax Exempt (a)                      1,287.8    21.5    6.86      1,340.6    23.4    7.20
                                    ---------- ------- -------   ---------- ------- -------
Total investment securities           7,441.3    98.6    5.34      6,320.0    81.3    5.17

Trading securities (a)                   41.3     0.2    1.38         34.2     0.1    0.87
Other short-term investments            277.2     3.8    5.57        315.7     3.5    4.58
                                    ---------- ------- -------   ---------- ------- -------
Total interest earning assets      $ 49,866.7 $ 886.1    7.20 % $ 41,348.4 $ 675.8    6.62 %
                                    ========== ======= =======   ========== ======= =======

Interest bearing deposits:
--------------------------
  Bank issued deposits:
  ---------------------
    Bank issued interest
      bearing activity deposits    $ 12,634.4 $ 111.6    3.58 % $ 10,464.3 $  74.7    2.89 %
    Bank issued time deposits         8,232.9    98.3    4.84      5,544.3    53.3    3.90
                                    ---------- ------- -------   ---------- ------- -------
  Total bank issued deposits         20,867.3   209.9    4.08     16,008.6   128.0    3.24

  Wholesale deposits                  6,371.0    80.1    5.10      6,528.2    70.8    4.40
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing deposits      27,238.3   290.0    4.32     22,536.8   198.8    3.58

Short-term borrowings                 4,248.7    54.9    5.24      3,370.9    39.3    4.73
Long-term borrowings                 11,623.7   143.8    5.02      9,404.0   104.7    4.51
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing liabilities $ 43,110.7 $ 488.7    4.60 % $ 35,311.7 $ 342.8    3.94 %
                                    ========== ======= =======   ========== ======= =======

Net interest margin (FTE)                     $ 397.4    3.23 %            $ 333.0    3.26 %
                                               ======= =======              ======= =======

Net interest spread (FTE)                                2.60 %                       2.68 %
                                                       =======                      =======

  (a) Fully taxable equivalent ("FTE") basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

 The net interest margin FTE decreased 3 basis points from 3.26% in the first quarter of 2006 to 3.23% in the first quarter of 2007. Compared to the fourth quarter of 2006, the net interest margin FTE decreased 2 basis points from 3.25% in the fourth quarter of 2006 to 3.23% in the first quarter of 2007.

                                                              05/09/2007

 Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors. Similar to the general trends being experienced throughout the industry, the Corporation continues to be challenged by narrowing loan spreads, a flat yield curve, loan growth that may exceed the Corporation's ability to generate appropriately priced deposits and the shift in the bank issued deposit mix by new and existing depositors into higher yielding products. Management expects these trends to continue and expects that there will be downward pressure, particularly during periods of increasing nonperforming loans and leases, on the net interest margin FTE for the remainder of 2007.

         PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
         ------------------------------------------------------
 The following tables present comparative consolidated credit quality information as of March 31, 2007 and the prior four quarters:

                          Nonperforming Assets
                          --------------------
                                 ($000's)

                                             2007                           2006
                                         -----------  -----------------------------------------------
                                            First        Fourth      Third      Second       First
                                           Quarter      Quarter     Quarter     Quarter     Quarter
                                         -----------  ----------- ----------- ----------- -----------
Nonaccrual                               $  340,684   $  264,890  $  213,920  $  193,028  $  144,484
Renegotiated                                    117          125         130         133         138
Past due 90 days or more                     10,858        2,991       5,132       4,855       4,523
                                          ----------   ----------  ----------  ----------  ----------
Total nonperforming loans and leases        351,659      268,006     219,182     198,016     149,145
Other real estate owned                      26,580       25,452      15,152      11,701       8,207
                                          ----------   ----------  ----------  ----------  ----------
Total nonperforming assets               $  378,239   $  293,458  $  234,334  $  209,717  $  157,352
                                          ==========   ==========  ==========  ==========  ==========

Allowance for loan and lease losses      $  423,084   $  420,610  $  417,375  $  415,201  $  368,760
                                          ==========   ==========  ==========  ==========  ==========

                         Consolidated Statistics
                         -----------------------

                                             2007                           2006
                                         -----------  -----------------------------------------------
                                            First        Fourth      Third      Second       First
                                           Quarter      Quarter     Quarter     Quarter     Quarter
                                         -----------  ----------- ----------- ----------- -----------
Net charge-offs to average
  loans and leases annualized                  0.14 %       0.14 %      0.08 %      0.10 %      0.07 %
Total nonperforming loans and leases
  to total loans and leases                    0.83         0.64        0.53        0.49        0.42
Total nonperforming assets to total loans
  and leases and other real estate owned       0.89         0.70        0.57        0.52        0.45
Allowance for loan and lease losses
  to total loans and leases                    1.00         1.00        1.01        1.03        1.05
Allowance for loan and lease losses
  to total nonperforming loans and leases       120          157         190         210         247

                                                              05/09/2007

                    Nonaccrual Loans and Leases By Type
                    -----------------------------------
                                 ($000's)

                                             2007                           2006
                                         -----------  -----------------------------------------------
                                            First        Fourth      Third      Second       First
                                           Quarter      Quarter     Quarter     Quarter     Quarter
                                         -----------  ----------- ----------- ----------- -----------
Commercial
----------
  Commercial, financial and agricultural $   60,331   $   50,855  $   56,541  $   59,558  $   50,103
  Lease financing receivables                 1,510        1,119         539         454       1,399
                                          ----------   ----------  ----------  ----------  ----------
Total commercial                             61,841       51,974      57,080      60,012      51,502

Real estate
-----------
  Construction and land development         129,061       71,298      47,265      32,602       3,276
  Commercial mortgage                        66,596       57,705      40,234      40,669      32,479
  Residential mortgage                       78,578       82,675      67,799      58,255      55,579
                                          ----------   ----------  ----------  ----------  ----------
Total real estate                           274,235      211,678     155,298     131,526      91,334

Personal                                      4,608        1,238       1,542       1,490       1,648
                                          ----------   ----------  ----------  ----------  ----------
Total nonaccrual loans and leases        $  340,684   $  264,890  $  213,920  $  193,028  $  144,484
                                          ==========   ==========  ==========  ==========  ==========

            Reconciliation of Allowance for Loan and Lease Losses
            -----------------------------------------------------
                                 ($000's)

                                             2007                           2006
                                         -----------  -----------------------------------------------
                                            First        Fourth      Third      Second       First
                                           Quarter      Quarter     Quarter     Quarter     Quarter
                                         -----------  ----------- ----------- ----------- -----------
Beginning balance                        $  420,610   $  417,375  $  415,201  $  368,760  $  363,769

Provision for loan and lease losses          17,148       18,253      10,250      11,053      10,995

Allowance of banks and loans acquired            -            -           -       45,258          -

Loans and leases charged-off
----------------------------
  Commercial                                  7,222        2,213       4,073       6,125       3,869
  Real estate                                 6,616       11,483       4,971       3,385       2,901
  Personal                                    4,290        4,216       3,516       3,088       3,727
  Leases                                        173          256         165       1,253         189
                                          ----------   ----------  ----------  ----------  ----------
Total charge-offs                            18,301       18,168      12,725      13,851      10,686

Recoveries on loans and leases
------------------------------
  Commercial                                  1,712        1,097       2,251         847       2,715
  Real estate                                   488          415         783       1,224         263
  Personal                                      935        1,096       1,031       1,149         971
  Leases                                        492          542         584         761         733
                                          ----------   ----------  ----------  ----------  ----------
Total recoveries                              3,627        3,150       4,649       3,981       4,682
                                          ----------   ----------  ----------  ----------  ----------
Net loans and leases charged-off             14,674       15,018       8,076       9,870       6,004
                                          ----------   ----------  ----------  ----------  ----------
Ending balance                           $  423,084   $  420,610  $  417,375  $  415,201  $  368,760
                                          ==========   ==========  ==========  ==========  ==========

 Nonperforming assets consist of nonperforming loans and leases and other real estate owned ("OREO").

 OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $26.6 million at March 31, 2007, compared to $25.5 million at December 31, 2006 and $8.2 million at March 31, 2006. Construction and land development and residential real estate properties acquired in partial or total satisfaction of problem loans accounted for 25.0% and 56.7% of OREO at March 31, 2007, respectively.

 Nonperforming loans and leases consist of nonaccrual, renegotiated or restructured loans, and loans and leases that are delinquent 90 days or more and still accruing interest. The balance of nonperforming loans and leases can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

                                                              05/09/2007

 At March 31, 2007, nonperforming loans and leases amounted to $351.7 million or 0.83% of consolidated loans and leases compared to $268.0 million or 0.64% of consolidated loans and leases at December 31, 2006, and $149.1 million or 0.42% of consolidated loans and leases at March 31, 2006. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

 At March 31, 2007, nonperforming loans and leases continue to be concentrated in housing-related loans. The housing slowdown is impacting the performance of some of the Corporation's construction and land development loans. A re-balancing of supply and demand within the national housing market has reduced both absorption rates and valuations, causing stress for some borrowers within this loan segment. These loans are geographically dispersed and are in both the Corporation's core and acquired loan portfolios.

 Nonperforming loans and leases associated with banking acquisitions amounted to $78.6 million or 1.96% of the acquired loans and leases and 22.3% of total consolidated nonperforming loans and leases at March 31, 2007.

 Throughout this credit cycle the Corporation has maintained its underwriting standards including its typical loan to value standards in real estate lending. As stated in the Corporation's Annual Report on Form 10-K, the Corporation does not hold loans with below market or so-called teaser interest rates and does not hold option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization). The Corporation's comprehensive approval process is critical to ensuring that the risk of loss from nonperforming loans and leases on a long-term basis is minimized within the overall framework of acceptable levels of credit risk.

 Managing nonperforming loans and leases is important to the ongoing success of a financial services institution. In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. The Corporation's comprehensive credit review process is critical to ensuring that potential nonperforming loans and leases as well as nonperforming loans and leases are aggressively identified and isolated in a timely manner so that strategies can be developed to minimize the risk of loss to the Corporation. At March 31, 2007 approximately $80.5 million or 22.9% of the Corporation's nonperforming loans and leases were 60 days or less past due.

 Net charge-offs amounted to $14.7 million or 0.14% of average loans and leases in the first quarter of 2007 compared to $15.0 million or 0.14% of average loans and leases in the fourth quarter of 2006 and $6.0 million or 0.07% of average loans and leases in the first quarter of 2006. The ratio of recoveries to charge-offs was 19.8% for the three months ended March 31, 2007, compared to 17.3% in the fourth quarter of 2006, and 43.8% in the first quarter of 2006. The most recent five year average ratio of recoveries to charge-offs was 30.4%.

 The provisions for loan and lease losses amounted to $17.1 million for the three months ended March 31, 2007, compared to $18.3 million for the three months ended December 31, 2006 and $11.0 million for the three months ended March 31, 2006. The allowance for loan and lease losses as a percent of consolidated loans and leases outstanding was 1.00% at March 31, 2007, 1.00% at December 31, 2006 and 1.05% at March 31, 2006.

 As a result of these portfolio trends, management believes that in the near term the expected level of nonperforming loans and leases will increase from current levels. In addition to identifying new problem or potential problem loans and leases, this expectation is based in part on the fact that real estate related loans such as construction and land development loans tend to be more complex and may take additional time to satisfactorily resolve. At the present time, the Corporation's nonperforming loans and leases continue to be generally well-collateralized, geographically dispersed and the risk of loss on a per loan basis remains relatively modest. Management continues to expect that its annual historical net charge off range of 15 to 20 basis points of average loans and leases is representative of the net charge-offs anticipated for the year ended December 31, 2007.


                             OTHER INCOME
                             ------------
 Other income or noninterest sources of revenue represented 56.5% and 58.1% of the Corporation's total sources of revenues for the three months ended March 31, 2007 and 2006, respectively. Total other income in the first quarter of 2007 amounted to $507.1 million compared to $450.9 million in the same period last year, an increase of $56.2 million or 12.5%. As previously discussed, other income for the three months ended March 31, 2007 included $8.0 million in gains related to Firstsource and other income for the three months ended March 31, 2006 included $21.3 million of mark-to-market losses for derivative financial instruments that did not qualify for hedge accounting. The remaining increase in other income was primarily due to growth in data processing services and wealth management services revenue.

                                                              05/09/2007

 Data processing services external revenue (Metavante) amounted to $356.4 million in the first quarter of 2007 compared to $343.0 million in the first quarter of 2006, an increase of $13.4 million or 3.9% . Revenue growth continued throughout the segment due to revenue associated with acquisitions and higher transaction volumes in core processing and payment processing activities. Revenue associated with Metavante's acquisition completed in the first quarter of 2007 and the acquisition completed in the third quarter of 2006 contributed a significant portion of the revenue growth in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Metavante estimates that total revenue growth (internal and external) for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 excluding the acquisitions ("organic revenue growth"), was approximately 2.0%. To determine the estimated organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year. Total external buyout revenue, which varies from period to period, amounted to $0.7 million for the three months ended March 31, 2007 compared to $3.9 million for the three months ended March 31, 2006, a decrease of $3.2 million.

 Management continues to expect that Metavante revenue (internal and external) for the year ended December 31, 2007 will be within a range of $1.60 billion to $1.64 billion. Despite the lower organic growth rate in the first quarter of 2007, management believes the growth rate will increase in the third and fourth quarters of 2007 and expects annual organic revenue growth in 2007 will be in the mid-single digits.

 Wealth management revenue amounted to $60.7 million in the first quarter of 2007 compared to $52.8 million in the first quarter of 2006, an increase of $7.9 million or 15.0%. For the three months ended March 31, 2007, wealth management revenue attributable to the previously reported April 1, 2006 acquisition of Gold Banc Corporation, Inc. amounted to $1.0 million. Continued success in cross-selling and integrated delivery initiatives, improved investment performance and improving results in institutional sales efforts and outsourcing activities were the primary contributors to the remaining revenue growth over the respective periods. Assets under management were approximately $22.9 billion at March 31, 2007, compared to $22.5 billion at December 31, 2006 and $19.8 billion at March 31, 2006.

 Service charges on deposits amounted to $25.9 million in the first quarter of 2007, an increase of $3.3 million or 14.8% from the first quarter of 2006. The banking acquisitions contributed $2.0 million of service charges on deposits for the three months ended March 31, 2007.
 A portion of this source of fee income is sensitive to changes in interest rates. Excluding the effect of the banking acquisitions, increased service charges on deposits associated with commercial demand deposits accounted for the majority of the increase in this revenue in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, respectively.

 Total mortgage banking revenue was $10.1 million in the first quarter of 2007 compared with $12.9 million in the first quarter of 2006, a decrease of $2.8 million or 21.6%. For each of the three months ended March 31, 2007 and 2006, the Corporation sold $0.6 billion of residential mortgage and home equity loans to the secondary market.
 As previously discussed, the Corporation continues to sell home equity loans at origination which is partly in response to the demand for home equity products with higher loan-to-value characteristics.

 Net investment securities gains amounted to $1.6 million (primarily Capital Markets related) in the first quarter of 2007 compared to $1.1 million in the first quarter of 2006, an increase of $0.5 million or 40.2%. As previously discussed, gains related to Firstsource for the three months ended March 31, 2007, amounted to $8.0 million.

 As previously discussed, Net derivative losses-discontinued hedges that amounted to $21.3 million for the three months ended March 31, 2006 represent the mark-to-market adjustments associated with certain interest rate swaps. Based on expanded interpretations of the accounting standard for derivatives and hedge accounting, it was determined that certain transactions did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the interest rate swaps was recorded in earnings with no corresponding offset to the hedged items or accumulated other comprehensive income. Management believes the changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

 Other income in the first quarter of 2007 amounted to $36.9 million compared to $32.9 million in the first quarter of 2006, an increase of $4.0 million or 12.4%. Other income for the three months ended March 31, 2007 included $1.2 million of income attributable to the banking acquisitions.

                                                              05/09/2007

                             OTHER EXPENSE
                             -------------
 Total other expense for the three months ended March 31, 2007 amounted to $553.0 million compared to $505.1 million for the three months ended March 31, 2006, an increase of $47.9 million or 9.5%.

 Total other expense for the three months ended March 31, 2007 includes the operating expenses associated with Metavante's 2007 and 2006 acquisitions, and the 2006 banking acquisitions. The operating expenses of the acquired entities have been included in the Corporation's consolidated operating expenses from the dates the transactions were completed, which had an impact on the period to period comparability of operating expenses in 2007 compared to 2006. Approximately $26.8 million of the operating expense growth in the first quarter of 2007 compared to the first quarter of 2006 was attributable to the acquisitions. Total other expense for the three months ended March 31, 2007 included transaction expenses of $1.5 million associated with the plan to separate Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies and the loss of $9.5 million related to the call of the Corporation's 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities.

 The Corporation estimates that its expense growth in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, excluding the effects of the acquisitions, the Metavante transaction costs and the loss due to the call of the 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities was approximately $10.1 million or 2.0%.

 Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding Metavante transaction costs) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses and net derivative losses-discontinued hedges) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended March 31, 2007 and prior four quarters were:

                            Efficiency Ratios
                            -----------------

                                                    Three Months Ended
                        -------------------------------------------------------------------------
                           March 31,    December 31,   September 30,     June 30,      March 31,
                             2007           2006           2006            2006          2006
                        -------------- -------------- -------------- -------------- -------------
Consolidated Corporation        61.0 %         62.2 %         62.6 %         62.9 %        62.8 %

Consolidated Corporation
  Excluding Metavante           50.5 %         50.6 %         52.4 %         51.2 %        48.8 %

 Salaries and employee benefits expense amounted to $297.1 million in the first quarter of 2007 compared to $277.4 million in the first quarter of 2006, an increase of $19.7 million or 7.1% . Salaries and benefits associated with the acquisitions previously discussed accounted for approximately $14.0 million of the increase in Salaries and employee benefits expense in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

 For the first quarter of 2007, occupancy and equipment expense amounted to $59.3 million compared to $57.8 million in the first quarter of 2006, an increase of $1.5 million or 2.6% . The acquisitions accounted for approximately all of the increase in occupancy and equipment expense in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

 Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $97.9 million in the first quarter of 2007 compared to $85.9 million in the first quarter of 2006, an increase of $12.0 million or 13.9% . The acquisitions accounted for $1.9 million of the expense growth for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Metavante's expense growth accounted for the majority of the remaining increase in expense for these items in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

 Amortization of intangibles amounted to $11.3 million in the first quarter of 2007 compared to $8.9 million in the first quarter of 2006, an increase of $2.4 million. The increase in amortization associated with the acquisitions amounted to $2.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Those increases were offset by lower amortization of core deposit intangibles, which is based on a declining balance method from previous acquisitions.

                                                              05/09/2007

 As previously discussed, the Corporation incurred certain transaction costs associated with the recently announced plan to separate Marshall & Ilsley Corporation and Metavante into two separate publicly held companies. For the three months ended March 31, 2007, these costs amounted to $1.5 million and consisted of consulting and legal fees.

 Other expense amounted to $85.9 million in the first quarter of 2007 compared to $75.1 million in the first quarter of 2006, an increase of $10.8 million or 14.3%. The acquisitions accounted for $5.2 million of the growth in other expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. As previously discussed, other expense for the three months ended March 31, 2007 includes the loss of $9.5 million related to the call of the Corporation's 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities.

 Other expense is affected by the capitalization of costs, net of amortization associated with software development and customer data processing conversions. Net software and conversion activities was a net credit of $0.2 million in the first quarter of 2007. Net software and conversion activities resulted in $2.7 million of expense in the first quarter of 2006. Net software and conversion activities resulted in a decrease of $2.9 million in other expense in the first quarter of 2007 compared the first quarter of 2006.


                            INCOME TAXES
                            ------------
 The provision for income taxes for the three months ended March 31, 2007 amounted to $110.6 million or 33.8% of pre-tax income compared to $86.8 million or 33.4% of pre-tax income for the three months ended March 31, 2006.

             RECONCILIATION OF NON-GAAP TO GAAP RESULTS
             ------------------------------------------
 The Corporation has provided non-GAAP (Generally Accepted Accounting Principles) operating results for the three months ended March 31, 2007 and 2006 as a supplement to its GAAP financial results. The Corporation believes that these non-GAAP financial measures are useful because they allow investors to assess, on a consistent basis, the Corporation's core operating performance, exclusive of items management believes are not reflective of the operations of the Corporation. Management uses such non-GAAP financial measures to evaluate financial results and to establish operational goals. These non-GAAP financial measures should be considered a supplement to, and not as a substitute for, financial measures prepared in accordance with GAAP.

                                                       Three Months Ended
                                   -----------------------------------------------------------
                                           March 31, 2007                March 31, 2006
                                   ----------------------------   ----------------------------
                                                         Per                            Per
                                       Amount          Diluted        Amount          Diluted
                                   ($ in millions)      Share     ($ in millions)      Share
                                   ---------------  -----------   ---------------  -----------
Net Income                         $        216.8    $    0.83    $        173.1    $    0.72
Metavante Transaction Costs, net of tax       1.3           -                 -            -
Net Derivative Losses -
  Discontinued Hedges, net of tax              -            -               13.7         0.06
                                    --------------    ---------    --------------    ---------
Net Income as Adjusted             $        218.1    $    0.83    $        186.8    $    0.78
                                    ==============    =========    ==============    =========

Average Shareholders' Equity                                      $        4,814
Cumulative Net Derivative Losses -
  Discontinued Hedges, net of tax                                             19
                                                                   --------------
Adjusted Average Shareholders' Equity                             $        4,833
                                                                   ==============
Based on Net Income as Adjusted:
  Return on Assets                           1.56 %                         1.62 %
  Return on Equity                          14.13                          15.67

                   LIQUIDITY AND CAPITAL RESOURCES
                   -------------------------------
 Shareholders' equity was $6.35 billion or 11.2% of total consolidated assets at March 31, 2007, compared to $6.15 billion or 10.9% of total consolidated assets at December 31, 2006, and $4.86 billion or 10.3% of total consolidated assets at March 31, 2006.

 During the first quarter of 2007, the Corporation issued 403,508 shares of its common stock valued at $19.2 million to fund its 2006 obligations under its retirement and employee stock ownership plans. Also during the first quarter of 2007 the Corporation issued 85,777 shares of its common stock for $3.4 million to fund its first quarter 2007 obligation under its employee stock purchase plan.

                                                              05/09/2007

 At March 31, 2007, the net loss in accumulated other comprehensive income amounted to $14.8 million, which represented a positive change in accumulated other comprehensive income of $2.8 million since December 31, 2006. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $11.0 million at March 31, 2007, compared to a net loss of $22.0 million at December 31, 2006, resulting in a net gain of $11.0 million over the three month period. The net unrealized loss associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges was $7.8 million for the three months ended March 31, 2007. The change in the postretirement benefit obligation plan funded status at March 31, 2007 compared to December 31, 2006, resulted in a net unrealized loss of $0.4 million.

 On April 24, 2007, the Corporation announced that its Board of Directors increased the quarterly cash dividend on its common stock 14.8%, to $0.31 per common share from $0.27 per common share.

 The Corporation has a Stock Repurchase Program under which it may repurchase up to 12 million shares of its common stock annually. There were no purchases under the program during the first quarter of 2007. During the first quarter of 2006, the Corporation repurchased 1.0 million shares at an aggregate cost of $41.8 million or an average price of $41.79 per common share.

 On April 26, 2007, the Corporation announced that it had repurchased 3,250,000 shares of its common stock or approximately 1.2 percent of its outstanding common stock. The shares of common stock were purchased through an accelerated share repurchase program at $48.03 per common share for a total cost of approximately $156.1 million. Under the accelerated share repurchase program agreement, after a period not expected to exceed sixty days, the Corporation may receive or be required to pay a price adjustment based on an adjusted weighted average price as defined in the accelerated share repurchase program agreement. Any price adjustment may be settled in cash or shares of common stock at the Corporation's option. After the repurchase approximately 8,750,000 shares remain available under prior repurchase authorizations by the Corporation's Board of Directors.

 On April 1 and April 20, 2007, the Corporation completed the acquisitions of United Heritage Bankshares of Florida, Inc. and North Star Financial Corporation, respectively. In conjunction with these transactions the Corporation issued 4,852,227 shares of its common stock valued at approximately $225.3 million and exchanged vested stock options valued at approximately $15.3 million.

 The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                             ($ in millions)

                                      March 31, 2007                  December 31, 2006
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,842           7.77 % $           3,873           7.88 %
 Tier 1 Capital
   Minimum Requirement                 1,979           4.00               1,965           4.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $           1,863           3.77 % $           1,908           3.88 %
                            =================  =============   =================  =============

 Total Capital             $           5,440          11.00 % $           5,489          11.17 %
 Total Capital
   Minimum Requirement                 3,957           8.00               3,930           8.00
                            -----------------  -------------   -----------------  -------------

 Excess                    $           1,483           3.00 % $           1,559           3.17 %
                            =================  =============   =================  =============

 Risk-Adjusted Assets      $          49,464                  $          49,128
                            =================                  =================

                             LEVERAGE RATIOS
                             ---------------
                             ($ in millions)

                                      March 31, 2007                  December 31, 2006
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,842           7.18 % $           3,873           7.38 %
 Minimum Leverage
   Requirement                 1,605 - 2,674    3.00 - 5.00       1,575 - 2,625    3.00 - 5.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $   2,237 - 1,168    4.18 - 2.18 % $   2,298 - 1,248    4.38 - 2.38 %
                            =================  =============   =================  =============
 Adjusted Average
   Total Assets            $          53,480                  $          52,508
                            =================                  =================

 M&I manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. M&I maintains liquidity by obtaining funds from several sources.

                                                              05/09/2007

 The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $7.1 billion at March 31, 2007, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.4 billion at March 31, 2007, provides liquidity from maturities and amortization payments. The Corporation's loans held for sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold within thirty to ninety days after the loan has been funded.

 Depositors within M&I's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $21.4 billion in the first quarter of 2007. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

 The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $6.4 billion in the first quarter of 2007.

 The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 10 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2007.

 The Corporation's lead bank, M&I Marshall & Ilsley Bank (the "Bank"), has implemented a bank note program. During the second quarter of 2006, the Bank amended the bank note program into a global bank note program which permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue. The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in global markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at March 31, 2007 amounted to $7.9 billion of which $1.3 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

 The national capital markets represent a further source of liquidity to the Corporation. The Corporation has filed a number of shelf registration statements that are intended to permit the Corporation to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

 During the third quarter of 2005, the Corporation amended the shelf registration statement originally filed with the Securities and Exchange Commission during the third quarter of 2004 to include the equity distribution agreement. The amended shelf registration statement enables the Corporation to issue various securities, including debt securities, common stock, preferred stock, depositary shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At March 31, 2007, approximately $1.3 billion was available for future securities issuances.

 During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by M&I, Metavante and/or other consolidated subsidiaries of the Corporation. At March 31, 2007, there were 3.1 million shares of common stock available for future issuances.

 Under another shelf registration statement, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At March 31, 2007, Series F notes issued amounted to $250.0 million in aggregate principal amount. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At March 31, 2007, MiNotes issued amounted to $0.2 billion in aggregate principal amount. Additionally, the Corporation has a commercial paper program. At March 31, 2007, commercial paper outstanding amounted to $0.5 billion in aggregate principal amount.

                                                              05/09/2007

 Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $3.9 billion at March 31, 2007. Long-term borrowings amounted to $12.1 billion at March 31, 2007. The scheduled maturities of long-term borrowings including estimated interest payments at March 31, 2007 were as follows: $5.3 billion is due in less than one year; $3.3 billion is due in one to three years; $3.0 billion is due in three to five years; and $3.3 billion is due in more than five years. During the first quarter of 2007, the Corporation issued shares of its common stock valued at $19.2 million to fund a portion of its 2006 obligations under its retirement and employee stock ownership plans. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.


                      OFF-BALANCE SHEET ARRANGEMENTS
                      ------------------------------
 As previously discussed, the Corporation holds all of the common interest in M&I Capital Trust A, which issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation. During the first quarter of 2007, the Corporation exercised its call option on $200.0 million of 7.65% junior subordinated deferrable interest debentures and the related cumulative preferred capital securities.

 In conjunction with the 2006 banking acquisitions, the Corporation acquired all of the common interests in four trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the principal amounts of $16.0 million, $30.0 million, $38.0 million and $15.0 million, respectively and full guarantees assumed by the Corporation. The Corporation does not consolidate these trusts in accordance with United States generally accepted accounting principles. At March 31, 2007, there have been no other substantive changes with respect to the Corporation's off-balance sheet activities as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. See Note 10 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the first quarter of 2007. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

                      CRITICAL ACCOUNTING POLICIES
                      ----------------------------
 The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation's consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management continues to consider the following to be those accounting policies that require significant judgments and assumptions:

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

                                                              05/09/2007

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

 The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at March 31, 2007:

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

  At March 31, 2007, allowances for loan and lease losses continue to be carried for exposures to construction and land development loans, manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting and motor vehicle and parts dealers. The majority of the commercial charge-offs incurred during the past three years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics. Reduced revenues causing a declining utilization of the industry's capacity levels can affect collateral values and the amounts realized through sale or liquidation.

  During the first quarter of 2007, the Corporation's commitments to Shared National Credits were approximately $3.7 billion with usage averaging around 49%. Over time, many of the Corporation's largest charge-offs have come from the Shared National Credit portfolio. At March 31, 2007, Shared National Credit nonperforming loans amounted to $2.0 million. The Corporation's exposure to Shared National Credits is monitored closely given this lending group's loss experience.

  The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota and Missouri. The vast majority of the assets acquired on April 1, 2006 from Gold Banc Corporation, Inc are in entirely new markets for the Corporation. Included in these new markets are the Kansas City metropolitan area, Tulsa, Oklahoma, and Tampa, Sarasota and Bradenton, Florida. Each of these regions and markets has cultural and environmental factors that are unique to them. At March 31, 2007, the level of nonperforming loans for this portfolio segment was higher than the Corporation's average level of nonperforming loans.

  At March 31, 2007, nonperforming loans and leases amounted to $351.7 million or 0.83% of consolidated loans and leases compared to $268.0 million or 0.64% of consolidated loans and leases at December 31, 2006, and $149.1 million or 0.42% of consolidated loans and leases at March 31, 2006. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

  Net charge-offs amounted to $14.7 million or 0.14% of average loans and leases in the first quarter of 2007 compared to $15.0 million or 0.14% of average loans and leases in the fourth quarter of 2006 and $6.0 million or 0.07% of average loans and leases in the first quarter of 2006. The ratio of recoveries to charge-offs was 19.8% for the three months ended March 31, 2007 as compared with the five year average ratio of recoveries to charge-offs of 30.4%.

                                                              05/09/2007

 Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $423.1 million or 1.00% of loans and leases outstanding at March 31, 2007. The allowance for loan and lease losses was $420.6 million or 1.00% of loans and leases outstanding at December 31, 2006 and $368.8 million or 1.05% of loans and leases outstanding at March 31, 2006. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $17.1 million for the three months ended March 31, 2007. By comparison, the provision for loan and lease losses amounted to $11.0 million for the three months ended March 31, 2006. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

                 Capitalized Software and Conversion Costs
                 -----------------------------------------
 Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended March 31, 2007 and 2006, the amount of software costs capitalized amounted to $14.0 million and $11.3 million, respectively. Amortization expense of software costs amounted to $14.3 million for the three months ended March 31, 2007 compared to $14.1 million for the three months ended March 31, 2006.

 Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

 Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended March 31, 2007 and 2006, the amount of conversion costs capitalized amounted to $2.7 million and $2.4 million, respectively. Amortization expense of conversion costs amounted to $2.2 million and $2.3 million for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively.

 Net unamortized costs were ($ in millions):

                                            March 31,
                                  ---------------------------
                                       2007            2006
                                  -----------     -----------
                  Software        $    159.3      $    152.6
                  Conversions           29.4            26.9
                                   ----------      ----------
                  Total           $    188.7      $    179.5
                                   ==========      ==========

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

                                                              05/09/2007

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

 For the three months ended March 31, 2007, net gains with the retained interests, held in the form of interest-only strips amounted to $0.1 million and are included in Net investment securities gains in the Consolidated Statements of Income. During the first quarter of 2007, the Corporation determined that there was a decline in the value of the retained interests that was other than temporary because actual credit losses exceeded expected credit losses. The realized gains of $0.6 million were offset by impairment losses of $0.5 million for the three months ended March 31, 2007.

 The Corporation regularly sells automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. The outstanding balances of automobile loans sold in these securitization transactions were $936.3 million at March 31, 2007. At March 31, 2007, the carrying amount of retained interests amounted to $38.5 million.

 The Corporation has interests in an unconsolidated bankruptcy remote QSPE whose assets are debt securities that are classified as available for sale and are highly rated. The QSPE's activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days which is used to finance the purchase of the investment securities. The Corporation provides liquidity back-up in the form of Liquidity Purchase Agreements. In addition, the Corporation acts as counterparty to interest rate swaps that enable the QSPE to hedge its interest rate risk. Such swaps are designated as free-standing derivative financial instruments in the Corporation's Consolidated Balance Sheet.

 At March 31, 2007, highly rated investment securities in the amount of $345.8 million were outstanding in the QSPE to support the outstanding commercial paper.

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

                                                              05/09/2007

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

 Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

 As of the date of adoption the total amount of unrecognized tax benefits was $92.1 million, of which $71.8 million related to benefits that, if recognized, would impact the annual effective tax rate. Upon adoption of FIN 48, the Corporation changed its policy to include interest and penalties related to income tax liabilities in income tax expense. Prior to adoption of FIN 48, the Corporation recorded interest and penalties related to income tax liabilities to other expense, a component of Income Before Income Taxes. Included in the total liability for unrecognized tax benefits as of the date of adoption is $6.8 million of interest and no penalties.

 The Corporation, along with its subsidiaries, files income tax returns in the U.S. and various state jurisdictions. With limited exceptions, the Corporation is no longer subject to examinations by federal and state taxing authorities for taxable years before 2003.

 The Corporation anticipates it is reasonably possible within 12 months of the adoption date that unrecognized tax benefits could be reduced up to approximately $22 million. The reduction would principally result from settlements with taxing authorities as it relates to the tax benefits associated with a 2002 stock issuance.


                       FORWARD-LOOKING STATEMENTS
                       --------------------------
 Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
 Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as "expects", "anticipates" or "believes". Such statements are subject to important factors that could cause the Corporation's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in Item 1A, Risk Factors, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 and under the heading "Forward-Looking Statements," and as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The following updated information should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. Updated information regarding the Corporation's use of derivative financial instruments is contained in Note 14, Notes to Financial Statements contained in Item 1 herein.

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

                                                              05/09/2007

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

                                         Impact to Annual Pretax Income as of
                    ----------------------------------------------------------------------------------
                                                                             As Historically Reported
                                                 Pro Forma                  --------------------------
                      March 31,    December 31, September 30, September 30,    June 30,     March 31,
                        2007           2006         2006          2006           2006         2006
                    ------------- ------------- ------------- ------------- ------------- ------------
Hypothetical Change in Interest Rate
------------------------------------
 100 basis point gradual:
   Rise in rates            0.0 %         0.5 %         0.7 %       (3.2) %       (0.3) %      (0.2) %

   Decline in rates        (0.2) %       (0.6) %       (0.8) %       2.2 %         0.3 %        0.1 %

 The results as of September 30, 2006 reflect the effect of mark-to-market accounting (versus hedge accounting) for certain interest rate swaps that the Corporation determined did not qualify for hedge accounting as previously discussed. The interest rate swaps were designed to hedge the change in fair value or cash flows of the underlying assets or liabilities and have performed effectively as economic hedges. Prior period results as shown and previously reported, were based on the assumption that the affected interest rate swaps qualified for hedge accounting. The Corporation terminated the affected interest rate swaps early in the fourth quarter of 2006 in order to eliminate the earnings volatility associated with fluctuations in valuations under mark-to-market accounting. The pro forma results as of September 30, 2006, assumes that the affected interest rate swaps were terminated on September 30, 2006.

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

 Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of March 31, 2007, the fair value of equity at risk for a gradual 100bp shift in rates changed less than 2.0%.

                                                              05/09/2007

                               Equity Risk
                               -----------
 In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values for the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At March 31, 2007, the carrying value of total active capital markets investments amounted to approximately $49.4 million.

 As of March 31, 2007, M&I Wealth Management administered $97.4 billion in assets and directly managed a portfolio of $22.9 billion. The Corporation is exposed to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.


ITEM 4.  CONTROLS AND PROCEDURES

 Marshall & Ilsley Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer conclude that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report for the purposes for which they are designed.

 There have been no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

                                                              05/09/2007

                        PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of Marshall & Ilsley
Corporation stock for the specified period:

                                                 Total Number of    Maximum Number
                                                Shares Purchased    of Shares that
                                                    as Part of        May Yet Be
                     Total Number    Average       of Publicly     Purchased Under
                      of Shares    Price Paid    Announced Plans      the Plans
      Period         Purchased(1)   per Share      or Programs       or Programs
 -----------------  -------------  ----------- ------------------ -----------------
   January 1 to
 January 31, 2007          5,163    $  46.28                --          12,000,000

   February 1 to
 February 28, 2007        47,255       48.98                --          12,000,000

    March 1 to
  March 31, 2007           2,546       47.29                --          12,000,000

                     ------------   ----------   ----------------
       Total              54,964    $  48.65                --
                     ============   ==========   ================

 (1) Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

 The Corporation's Share Repurchase Program was publicly reconfirmed in April 2006 and again in April 2007. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

 On February 1, 2007, the Corporation issued 1,246,105 shares of its common stock to HPT, Inc. ("HPT") in exchange for the same number of shares of its common stock owned by HPT (the "Exchange") pursuant to an Exchange Agreement by and among the Corporation, HPT and the Henry Predolin Revocable Trust (the "Stockholder"), the sole stockholder of HPT. As a condition precedent to the Exchange, the Stockholder and Marshall & Ilsley Trust Company N.A. ("M&I Trust") entered into an investment agreement relating to the terms and conditions of an engagement of M&I Trust to provide the Stockholder and the Henry J. Predolin Foundation, Inc. with investment advisory services. With respect to the issuance of its common stock pursuant to the Exchange, the Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering.


ITEM 5.  OTHER INFORMATION

 The Compensation and Human Resources Committee (the "Committee") of the Corporation's Board of Directors approved, subject to approval by the Corporation's shareholders, the amended and restated Marshall & Ilsley Corporation Annual Incentive Compensation Plan (the "Plan") as of February 15, 2007 and for subsequent years until terminated by the Committee. At the Corporation's Annual Meeting of Shareholders held on April 24, 2007, the Corporation's shareholders approved the Plan. The description of the material terms of the Plan and the complete text of the Plan, which were set forth in the Proxy Statement on Schedule 14A for the Corporation's 2007 Annual Meeting, are incorporated herein by reference.

                                                              05/09/2007

ITEM 6.   EXHIBITS

      Exhibit 2(a) -  Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation, Montana Merger Sub Inc. and WPM, L.P., incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

      Exhibit 2(b) -  Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and
                      New Marshall & Ilsley Corporation, incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

      Exhibit 10(a) - Tax Allocation Agreement, dated as of April 3,
                      2007, among Marshall & Ilsley Corporation,
                      Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation,incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

      Exhibit 10(b) - Employee Matters Agreement, dated as of April 3,
                      2007, among Marshall & Ilsley Corporation,
                      Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation,incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

      Exhibit 10(c) - Form of Shareholders Agreement, incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

      Exhibit 10(d) - Form of Stock Purchase Right Agreement,
                      incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

       Exhibit 11  -  Statement Regarding Computation of Earnings
                      Per Share, Incorporated by Reference to NOTE 6 of Notes to Financial Statements contained in
                      Item 1 - Financial Statements (unaudited) of
                      Part I - Financial Information herein.

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

                                                              05/09/2007

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


                                  MARSHALL & ILSLEY CORPORATION
                                  (Registrant)


                                  /s/  Patricia R. Justiliano
                                  __________________________________

                                  Patricia R. Justiliano
                                  Senior Vice President and
                                    Corporate Controller
                                  (Chief Accounting Officer)


                                  /s/  James E. Sandy
                                  __________________________________

                                  James E. Sandy
                                  Vice President




May 10, 2007

                               EXHIBIT INDEX
                               -------------

     Exhibit Number                Description of Exhibit
     ______________     ____________________________________________

         (2)(a) Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation, Montana Merger Sub Inc. and WPM, L.P., incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

         (2)(b) Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and
                        New Marshall & Ilsley Corporation, incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

        (10)(a) Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

        (10)(b)         Employee Matters Agreement, dated as of
                        April 3, 2007, among Marshall & Ilsley
                        Corporation,  Metavante Holding Company,
                        Metavante Corporation and New Marshall &
                        Ilsley Corporation, incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

        (10)(c) Form of Shareholders Agreement, incorporated by reference to the Corporation's Current
                        Report on Form 8-K filed April 9, 2007.

        (10)(d)         Form of Stock Purchase Right Agreement,
                        incorporated by reference to the Corporation's Current Report on Form 8-K filed April 9, 2007.

          (11) Statement Regarding Computation of Earnings Per Share, Incorporated by Reference to
                        NOTE 6 of Notes to Financial Statements
                        contained in Item 1 - Financial Statements
                        (unaudited) of Part I - Financial Information herein.

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

                                                              05/09/2007