Form 10-Q
period 2007-06-30
MARSHALL & ILSLEY CORP/WI/
filed 2007-08-08
CIK 62741

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

               For the quarterly period ended June 30, 2007

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                             July 31, 2007
                  -----                           ----------------
     Common Stock, $1.00 Par Value                   257,315,755

==========================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           MARSHALL & ILSLEY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                           ($000's except share data)
                                                              June 30,     December 31,     June 30,
                                                                2007           2006           2006
                                                           -------------- -------------- -------------
Assets
------
Cash and cash equivalents:
--------------------------
  Cash and due from banks                                  $   1,246,265  $   1,248,007  $   1,280,941
  Federal funds sold and security resale agreements              488,847        192,061        221,497
  Money market funds                                              34,305         45,190         40,831
                                                            -------------  -------------  -------------
Total cash and cash equivalents                                1,769,417      1,485,258      1,543,269

Interest bearing deposits at other banks                          17,597         19,042         18,252

Investment securities:
----------------------
  Trading securities, at market value                             51,186         36,249         54,928
  Available for sale, at market value                          7,165,422      6,977,853      6,627,287
  Held to maturity, market value $417,395
   ($507,909 December 31, 2006 and $559,869 June 30, 2006)       409,897        495,520        547,686
                                                            -------------  -------------  -------------
Total investment securities                                    7,626,505      7,509,622      7,229,901

Loans held for sale                                               94,766        300,677        157,041

Loans and leases:
-----------------
  Loans and leases, net of unearned income                    43,190,838     41,634,340     40,281,478
    Allowance for loan and lease losses                         (431,012)      (420,610)      (415,201)
                                                            -------------  -------------  -------------
  Net loans and leases                                        42,759,826     41,213,730     39,866,277

Premises and equipment, net                                      586,466        571,637        569,240
Goodwill and other intangibles                                 3,418,568      3,212,102      3,154,828
Accrued interest and other assets                              2,024,584      1,918,189      1,915,296
                                                            -------------  -------------  -------------
Total Assets                                               $  58,297,729  $  56,230,257  $  54,454,104
                                                            =============  =============  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                      $   5,717,972  $   6,112,362  $   5,773,090
  Interest bearing                                            29,270,312     27,972,020     27,190,336
                                                            -------------  -------------  -------------
Total deposits                                                34,988,284     34,084,382     32,963,426

Federal funds purchased and security repurchase agreements     1,568,202      2,838,756      2,378,380
Other short-term borrowings                                    6,603,785      3,586,374      4,399,478
Accrued expenses and other liabilities                         1,494,779      1,543,219      1,510,781
Long-term borrowings                                           7,204,415      8,026,155      7,476,087
                                                            -------------  -------------  -------------
Total liabilities                                             51,859,465     50,078,886     48,728,152

Shareholders' equity:
---------------------
  Series A convertible preferred stock, $1.00 par value;
    2,000,000 shares authorized                                      --             --             --
  Common stock, $1.00 par value; 266,824,323 shares issued
    (261,972,424 shares at December 31, 2006 and 261,972,933
    shares at June 30, 2006)                                     266,824        261,972        261,973
  Additional paid-in capital                                   2,006,226      1,770,540      1,747,576
  Retained earnings                                            4,671,559      4,383,642      4,076,429
  Accumulated other comprehensive income,
    net of related taxes                                         (63,787)       (17,546)       (71,647)
  Treasury stock, at cost: 9,711,618 shares
       (6,502,732 December 31, 2006 and
        8,000,318 June 30, 2006)                                (401,672)      (205,938)      (253,201)

  Deferred compensation                                          (40,886)       (41,299)       (35,178)
                                                            -------------  -------------  -------------
Total shareholders' equity                                     6,438,264      6,151,371      5,725,952
                                                            -------------  -------------  -------------
Total Liabilities and Shareholders' Equity                 $  58,297,729  $  56,230,257  $  54,454,104
                                                            =============  =============  =============
See notes to financial statements.

                                                              08/07/2007

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except per share data)

                                                              Three Months Ended June 30,
                                                           -------------------------------
                                                                 2007            2006
                                                           ---------------  --------------
Interest and fee income
-----------------------
  Loans and leases                                         $      803,757   $     716,983
  Investment securities:
    Taxable                                                        78,680          70,908
    Exempt from federal income taxes                               14,959          15,749
  Trading securities                                                  336             198
  Short-term investments                                            3,681           5,011
                                                            --------------   -------------
Total interest and fee income                                     901,413         808,849

Interest expense
----------------
  Deposits                                                        299,186         271,513
  Short-term borrowings                                            56,047          43,124
  Long-term borrowings                                            150,283         117,427
                                                            --------------   -------------
Total interest expense                                            505,516         432,064
                                                            --------------   -------------
Net interest income                                               395,897         376,785
Provision for loan and lease losses                                26,026          11,053
                                                            --------------   -------------
Net interest income after provision for loan and lease losses     369,871         365,732

Other income
------------
  Data processing services                                        363,817         344,976
  Wealth management                                                65,580          56,309
  Service charges on deposits                                      28,054          25,005
  Gains on sale of mortgage loans                                  10,367          11,750
  Other mortgage banking revenue                                    1,610           1,197
  Net investment securities gains                                  19,455             960
  Losses related to Firstsource                                      (982)             --
  Life insurance revenue                                            7,997           7,408
  Net derivative losses - discontinued hedges                          --         (20,672)
  Other                                                            41,094          34,041
                                                            --------------   -------------
Total other income                                                536,992         460,974

Other expense
-------------
  Salaries and employee benefits                                  317,787         307,060
  Net occupancy                                                    27,969          25,698
  Equipment                                                        34,320          38,113
  Software expenses                                                18,826          17,348
  Processing charges                                               37,511          29,586
  Supplies and printing                                             8,028           6,473
  Professional services                                            17,589          14,036
  Shipping and handling                                            23,873          21,669
  Amortization of intangibles                                      12,279          12,004
  Metavante transaction costs                                       2,560              --
  Other                                                            75,794          72,269
                                                            --------------   -------------
Total other expense                                               576,536         544,256
                                                            --------------   -------------
Income before income taxes                                        330,327         282,450
Provision for income taxes                                        110,038          91,908
                                                            --------------   -------------
Net income                                                 $      220,289   $     190,542
                                                            ==============   =============

Net income per common share
---------------------------
  Basic                                                    $         0.85   $        0.75
  Diluted                                                            0.83            0.74

Dividends paid per common share                            $        0.310   $       0.270

Weighted average common shares outstanding (000's):
---------------------------------------------------
  Basic                                                           258,772         252,764
  Diluted                                                         264,840         258,298

See notes to financial statements.

                                                              08/07/2007

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          ($000's except per share data)

                                                               Six Months Ended June 30,
                                                           -------------------------------
                                                                 2007            2006
                                                           ---------------  --------------
Interest and fee income
-----------------------
  Loans and leases                                         $    1,586,910   $   1,307,383
  Investment securities:
    Taxable                                                       155,734         128,776
    Exempt from federal income taxes                               29,820          31,748
  Trading securities                                                  469             268
  Short-term investments                                            7,489           8,576
                                                            --------------   -------------
Total interest and fee income                                   1,780,422       1,476,751

Interest expense
----------------
  Deposits                                                        589,211         470,292
  Short-term borrowings                                           110,963          82,459
  Long-term borrowings                                            294,041         222,082
                                                            --------------   -------------
Total interest expense                                            994,215         774,833
                                                            --------------   -------------
Net interest income                                               786,207         701,918
Provision for loan and lease losses                                43,174          22,048
                                                            --------------   -------------
Net interest income after provision for loan and lease losses     743,033         679,870

Other income
------------
  Data processing services                                        720,190         687,956
  Wealth management                                               126,286         109,108
  Service charges on deposits                                      53,931          47,555
  Gains on sale of mortgage loans                                  19,160          23,736
  Other mortgage banking revenue                                    2,957           2,146
  Net investment securities gains                                  21,039           2,090
  Net gains related to Firstsource                                  7,046              --
  Life insurance revenue                                           15,517          14,374
  Net derivative losses - discontinued hedges                          --         (42,017)
  Other                                                            78,012          66,898
                                                            --------------   -------------
Total other income                                              1,044,138         911,846

Other expense
-------------
  Salaries and employee benefits                                  614,910         584,463
  Net occupancy                                                    54,950          50,579
  Equipment                                                        66,664          71,052
  Software expenses                                                37,607          34,786
  Processing charges                                               68,348          56,599
  Supplies and printing                                            15,885          12,595
  Professional services                                            32,588          25,485
  Shipping and handling                                            49,298          45,571
  Amortization of intangibles                                      23,560          20,879
  Metavante transaction costs                                       4,025              --
  Other                                                           161,668         147,380
                                                            --------------   -------------
Total other expense                                             1,129,503       1,049,389
                                                            --------------   -------------
Income before income taxes                                        657,668         542,327
Provision for income taxes                                        220,617         178,713
                                                            --------------   -------------
Net income                                                 $      437,051   $     363,614
                                                            ==============   =============

Net income per common share
---------------------------
  Basic                                                    $         1.70   $        1.49
  Diluted                                                            1.66            1.46

Dividends paid per common share                            $        0.580   $       0.510

Weighted average common shares outstanding (000's):
---------------------------------------------------
  Basic                                                           257,142         244,088
  Diluted                                                         263,066         249,379

See notes to financial statements.

                           MARSHALL & ILSLEY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     ($000's)

                                                               Six Months Ended June 30,
                                                           -------------------------------
                                                                 2007            2006
                                                           ---------------  --------------
Net Cash Provided by Operating Activities                  $      513,335   $     436,972

Cash Flows From Investing Activities:
-------------------------------------
  Proceeds from sales of securities available for sale            134,789         558,720
  Proceeds from maturities of securities available for sale       623,171         587,188
  Proceeds from maturities of securities held to maturity          86,207          71,539
  Purchases of securities available for sale                     (780,104)     (1,366,562)
  Net increase in loans                                         1,084,816)     (2,609,407)
  Purchases of assets to be leased                               (152,370)       (101,711)
  Principal payments on lease receivables                         184,692         105,735
  Purchases of premises and equipment, net                        (45,015)        (56,977)
  Acquisitions, net of cash and cash equivalents acquired (paid)   61,355         (66,911)
  Other                                                            12,582          (1,684)
                                                            --------------   -------------
Net cash used in investing activities                            (959,509)     (2,880,070)

Cash Flows From Financing Activities:
-------------------------------------
  Net increase in deposits                                        202,603       1,596,693
  Proceeds from issuance of commercial paper                    3,893,282       2,019,445
  Principal payments on commercial paper                       (3,669,916)     (1,972,059)
  Net (decrease) increase in other short-term borrowings         (595,969)        521,658
  Proceeds from issuance of long-term borrowings                2,197,615       1,199,051
  Payments of long-term borrowings                               (915,469)       (670,666)
  Dividends paid                                                 (149,133)       (124,524)
  Purchases of common stock                                      (294,758)        (41,790)
  Proceeds from exercise of stock options                          67,278          49,408
  Other                                                            (5,200)         (5,200)
                                                            --------------   -------------
Net cash provided by financing activities                         730,333       2,572,016
                                                            --------------   -------------
Net increase in cash and cash equivalents                         284,159         128,918
Cash and cash equivalents, beginning of year                    1,485,258       1,414,351
                                                            --------------   -------------
Cash and cash equivalents, end of period                   $    1,769,417   $   1,543,269
                                                             =============   =============

Supplemental cash flow information:
-----------------------------------
  Cash paid during the period for:
    Interest                                               $      966,281   $     688,262
    Income taxes                                                  156,337         174,028

See notes to financial statements.

                                                              08/07/2007

                          MARSHALL & ILSLEY CORPORATION
                          Notes to Financial Statements
                         June 30, 2007 & 2006 (Unaudited)

  1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation's ("M&I" or "Corporation") Annual Report on Form 10-K for the year ended December 31, 2006. The unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of results to be expected for the entire year.

  2.  New Accounting Pronouncements

      In June 2007, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 specifies how entities should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding stock options and (b) charged to retained earnings under Statement of Financial Accounting Standards 123(R), Share-Based Payment. EITF 06-11 is effective for the Corporation on January 1, 2008. The Corporation does not believe EITF 06-11 will have a material effect on its financial statements and related disclosures.

      In May 2007, FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 ("FSP FIN 48-1"). FSP FIN 48-1 amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48, which was adopted by the Corporation on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. FSP FIN 48-1 is effective upon the initial adoption of FIN 48 and therefore was adopted by the Corporation in the beginning of fiscal 2007. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

      In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS 159 is effective for the Corporation on January 1, 2008. The Corporation continues to assess the impact, if any, SFAS 159 will have on the Corporation.

  3.  Equity Investment in Firstsource Solutions Limited ("Firstsource")

      As of December 31, 2006, the Corporation's wholly-owned subsidiary, Metavante, owned a 24% interest in Firstsource. Firstsource is an India-based provider of business process outsourcing solutions. This investment is accounted for using the equity method of accounting. During February 2007, Firstsource offered 60,000,000 new shares of common stock at $1.45 per share in a public offering that yielded $86.9 million of cash proceeds to Firstsource. This issuance of new shares of common stock diluted Metavante's ownership percentage to approximately 21%. Under the provisions of Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary ("SAB 51"), when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor had sold a portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated financial statements or reflected as a capital transaction, at the option of the Corporation, and the accounting treatment selected is to be followed consistently for all future gains or losses. The Corporation elected to recognize the initial gain of $8.0 million in the consolidated statement of income in the first quarter of 2007. All future SAB 51 gains or losses will be recognized in the consolidated statement of income. As a result of Firstsource's equity transactions in the second quarter of 2007, the Corporation recognized a loss of $1.0 million for the three months ended June 30, 2007. For the six months ended June 30, 2007, the net gain related to Firstsource amounted to $7.0 million. Deferred income taxes have been provided on the net gain.

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

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

      The Corporation utilized interest rate swaps to hedge its risk in connection with certain financial instruments. The Corporation had applied hedge accounting under SFAS 133 to these transactions from inception. Due to the recent expansion of certain highly technical interpretations of SFAS 133, specifically hedge designation under the "matched-term" method, interest rate swaps designated as fair value hedges with an aggregate notional amount of $1,762.3 million and negative fair value of $50.0 million and interest rate swaps designated as cash flow hedges with an aggregate notional amount of $1,300.0 million and negative fair value of $45.5 million at June 30, 2006 did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged items, or accumulated other comprehensive income.

      The cumulative effect of adjusting the reported carrying amount of the assets, liabilities and accumulated other comprehensive income at January 1, 2006 resulted in a decrease to retained earnings of $34.2 million and reduced the net loss in accumulated other comprehensive income by $16.2 million. In aggregate total Shareholders' Equity was reduced by $18.0 million. For the three and six months ended June 30, 2006 net derivative losses - discontinued hedges amounted to $20.7 million and $42.0 million, respectively.

      The aggregate impact of the adjustments is summarized below ($000's except per share data):

                                                        Previously                        As
As of and for the Three Months ended June 30, 2006       Reported      Adjustment      Adjusted
--------------------------------------------------    --------------  ------------  --------------
Loans and leases, net of unearned income              $  40,230,299    $   51,179   $  40,281,478
Accrued interest and other assets                         1,931,237       (15,941)      1,915,296
Total deposits                                           32,957,792         5,634      32,963,426
Accrued expenses and other liabilities                    1,449,603        61,178       1,510,781
Retained earnings                                         4,137,607       (61,178)      4,076,429
Accumulated other comprehensive (loss)
   income, net of related taxes                            (101,251)       29,604         (71,647)

Net interest income                                   $     374,057    $    2,728   $     376,785
Net derivative losses - discontinued hedges                     --        (20,672)        (20,672)
Other income                                                 36,768        (2,727)         34,041
Income before income taxes                                  303,121       (20,671)        282,450
Provision for income taxes                                   99,372        (7,464)         91,908
Net income                                                  203,749       (13,207)        190,542

Net income per common share:
   Basic                                              $        0.81    $    (0.06)  $        0.75
   Diluted                                                     0.79         (0.05)           0.74

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

                                                        Previously                        As
As of and for the Six Months ended June 30, 2006         Reported      Adjustment      Adjusted
------------------------------------------------      --------------  ------------  --------------
Net interest income                                   $     698,637    $    3,281   $     701,918
Net derivative losses - discontinued hedges                     --        (42,017)        (42,017)
Other income                                                 70,178        (3,280)         66,898
Income before income taxes                                  584,343       (42,016)        542,327
Provision for income taxes                                  193,826       (15,113)        178,713
Net income                                                  390,517       (26,903)        363,614

Net income per common share:
   Basic                                              $        1.60    $    (0.11)  $        1.49
   Diluted                                                     1.57         (0.11)           1.46

 5.   Comprehensive Income

      The following tables present the Corporation's comprehensive income ($000's):

                                                           Three Months Ended June 30, 2007
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)   Net-of-Tax
                                                         Amount        Benefit        Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    220,289
     Other comprehensive income:
       Unrealized gains (losses) on available
         for sale investment securities:
         Arising during the period                   $    (105,746) $     37,055       (68,691)
         Reclassification for securities
           transactions included in net income                (390)          137          (253)
                                                      -------------  ------------  ------------
       Total unrealized gains (losses) on
         available for sale investment securities    $    (106,136) $     37,192  $    (68,944)
                                                      -------------  ------------  ------------

       Net gains (losses) on derivatives hedging
         variability of cash flows:
         Arising during the period                          36,498       (12,774)       23,724
         Reclassification adjustments for
           hedging activities included in net income        (5,288)        1,851        (3,437)
                                                      -------------  ------------  ------------
       Total net gains (losses) on derivatives
         hedging variability of cash flows           $      31,210  $    (10,923) $     20,287
                                                      -------------  ------------  ------------

       Unrealized gains (losses) on funded status
         of defined benefit postretirement plan:
         Arising during the period                              --            --            --
         Reclassification for amortization of
           actuarial loss and prior service
           credit amortization included in net income        (559)           207          (352)
                                                      -------------  ------------  ------------
       Total unrealized gains (losses) on funded status
         of defined benefit postretirement plan      $       (559)  $        207  $       (352)
                                                      -------------  ------------  ------------
       Other comprehensive income (loss)                                               (49,009)
                                                                                   ------------
       Total comprehensive income                                                 $    171,280
                                                                                   ============

                                                           Three Months Ended June 30, 2006
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)   Net-of-Tax
                                                         Amount        Benefit        Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    190,542
     Other comprehensive income:
       Unrealized gains (losses) on available
         for sale investment securities:
         Arising during the period                   $     (86,639) $     30,269       (56,370)
         Reclassification for securities
           transactions included in net income              (1,493)          522          (971)
                                                      -------------  ------------  ------------
     Total unrealized gains (losses) on available
       for sale investment securities                $     (88,132) $     30,791  $    (57,341)
                                                      -------------  ------------  ------------

     Net gains (losses) on derivatives hedging
       variability of cash flows:
       Arising during the period                            13,508        (4,728)        8,780
       Reclassification adjustments for
         hedging activities included in net income          (5,479)        1,918        (3,561)
                                                      -------------  ------------  ------------
     Total net gains (losses) on derivatives hedging
       variability of cash flows                     $       8,029  $     (2,810) $      5,219
                                                      -------------  ------------  ------------
     Other comprehensive income (loss)                                                 (52,122)
                                                                                   ------------
     Total comprehensive income                                                   $    138,420
                                                                                   ============

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

                                                            Six Months Ended June 30, 2007
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)   Net-of-Tax
                                                         Amount        Benefit        Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    437,051
     Other comprehensive income:
       Unrealized gains (losses) on available
         for sale investment securities:
       Arising during the period                     $     (88,094) $     30,808       (57,286)
       Reclassification for securities
         transactions included in net income                (1,005)          352          (653)
                                                      -------------  ------------  ------------
       Total unrealized gains (losses) on
         available for sale investment securities    $     (89,099) $     31,160  $    (57,939)
                                                      -------------  ------------  ------------

     Net gains (losses) on derivatives hedging
       variability of cash flows:
       Arising during the period                            30,316       (10,611)       19,705
       Reclassification adjustments for
         hedging activities included in net income         (11,236)        3,933        (7,303)
                                                      -------------  ------------  ------------
       Total net gains (losses) on derivatives
         hedging variability of cash flows           $      19,080  $     (6,678) $     12,402
                                                      -------------  ------------  ------------

     Unrealized gains (losses) on funded status of
       defined benefit postretirement plan:
       Arising during the period                                --            --            --
      Reclassification for amortization of
        actuarial loss and prior service
        credit amortization included in net income          (1,118)          414          (704)
                                                      -------------  ------------  ------------
     Total unrealized gains (losses) on funded status
       of defined benefit postretirement plan        $      (1,118) $        414  $       (704)
                                                      -------------  ------------  ------------
     Other comprehensive income (loss)                                                 (46,241)
                                                                                   ------------
     Total comprehensive income                                                   $    390,810
                                                                                   ============

                                                            Six Months Ended June 30, 2006
                                                     ------------------------------------------
                                                       Before-Tax   Tax (Expense)   Net-of-Tax
                                                         Amount        Benefit        Amount
                                                     -------------- ------------- -------------
     Net income                                                                   $    363,614
     Other comprehensive income:
       Unrealized gains (losses) on available
         for sale investment securities:
         Arising during the period                   $    (102,563) $     35,865       (66,698)
       Reclassification for securities
         transactions included in net income                (1,941)          679        (1,262)
                                                      -------------  ------------  ------------
       Total unrealized gains (losses) on
         available for sale investment securities    $    (104,504) $     36,544  $    (67,960)
                                                      -------------  ------------  ------------

     Net gains (losses) on derivatives hedging
       variability of cash flows:
       Arising during the period                            59,880       (20,958)       38,922
       Reclassification adjustments for
         hedging activities included in net income          (8,181)        2,863        (5,318)
                                                      -------------  ------------  ------------
       Total net gains (losses) on derivatives
         hedging variability of cash flows           $      51,699  $    (18,095) $     33,604
                                                      -------------  ------------  ------------
     Other comprehensive income (loss)                                                 (34,356)
                                                                                   ------------
     Total comprehensive income                                                   $    329,258
                                                                                   ============

  6.  Earnings Per Share

      A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

                                                        Three Months Ended June 30, 2007
                                                     ---------------------------------------
                                                        Income     Average Shares  Per Share
                                                      (Numerator)   (Denominator)   Amount
                                                     ------------ --------------- ----------
     Basic Earnings Per Share:
       Income Available to Common Shareholders       $   220,289         258,772  $    0.85
                                                                                   =========
     Effect of Dilutive Securities:
       Stock Options, Restricted Stock
         and Other Plans                                     --            6,068
                                                      -----------   -------------
     Diluted Earnings Per Share:
       Income Available to Common Shareholders       $   220,289         264,840  $    0.83
                                                                                   =========

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

                                                        Three Months Ended June 30, 2006
                                                     ---------------------------------------
                                                        Income     Average Shares  Per Share
                                                      (Numerator)   (Denominator)   Amount
                                                     ------------ --------------- ----------
     Basic Earnings Per Share:
       Income Available to Common Shareholders       $   190,542         252,764  $    0.75
                                                                                   =========
     Effect of Dilutive Securities:
       Stock Options, Restricted Stock
         and Other Plans                                     --            5,534
                                                      -----------   -------------
     Diluted Earnings Per Share:
       Income Available to Common Shareholders       $   190,542         258,298  $    0.74
                                                                                   =========

                                                         Six Months Ended June 30, 2007
                                                     ---------------------------------------
                                                        Income     Average Shares  Per Share
                                                      (Numerator)   (Denominator)   Amount
                                                     ------------ --------------- ----------
     Basic Earnings Per Share:
       Income Available to Common Shareholders       $    437,051        257,142  $    1.70
                                                                                   =========
     Effect of Dilutive Securities:
       Stock Options, Restricted Stock
         and Other Plans                                      --           5,924
                                                      -----------   -------------
     Diluted Earnings Per Share:
       Income Available to Common Shareholders       $    437,051        263,066  $    1.66
                                                                                   =========

                                                         Six Months Ended June 30, 2006
                                                     ---------------------------------------
                                                        Income     Average Shares  Per Share
                                                      (Numerator)   (Denominator)   Amount
                                                     ------------ --------------- ----------
     Basic Earnings Per Share:
       Income Available to Common Shareholders       $   363,614         244,088  $    1.49
                                                                                   =========
     Effect of Dilutive Securities:
       Stock Options, Restricted Stock
         and Other Plans                                     --            5,291
                                                      -----------   -------------
     Diluted Earnings Per Share:
       Income Available to Common Shareholders       $   363,614         249,379  $     1.46
                                                                                   =========

      Options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive are as follows (shares in thousands):

                        Three Months Ended June 30,        Six Months Ended June 30,
                  ---------------------------------  ----------------------------------
                       2007             2006              2007             2006
                  ---------------- ----------------  ---------------- -----------------
     Shares             18               47              3,610              131

     Price Range  $48.41 - $49.20  $45.11 - $47.02   $47.99 - $49.20  $44.20 - $47.02

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

  7.  Business Combinations

      The following acquisitions, which are not considered to be material business combinations, individually or in the aggregate, were completed during 2007:

      Second Quarter
      --------------
      On April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation ("North Star") of Chicago, Illinois. Total consideration in this transaction amounted to $21.0 million, consisting of 441,252 shares of the Corporation's common stock valued at $47.55 per common share. North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts. In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property, and ESOP services, including consultative services relating to the transfer of small-business stock ownership. North Star's businesses were integrated with the Corporation's Wealth Management unit. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $18.0 million. The preliminary estimated identifiable intangible assets to be amortized (customer relationships, tradename and non-compete agreements) amounted to $6.6 million. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

      On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. ("United Heritage"). United Heritage Bank, a wholly-owned subsidiary of United Heritage, with $791.3 million in assets as of March 31, 2007, has 13 branches in the metropolitan Orlando area. Total consideration in this transaction amounted to approximately $219.6 million, consisting of 4,410,647 shares of the Corporation's common stock valued at $204.3 million and the exchange of vested stock options valued at approximately $15.3 million. The current United Heritage Bank branches became M&I Bank branches in the second quarter of 2007. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $147.8 million. The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 7.7 years amounted to $11.6 million. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

      First Quarter
      -------------
      On January 17, 2007, Metavante acquired all of the outstanding stock of Valutec Card Solutions, Inc. ("Valutec") for $41.0 million in cash. Valutec provides closed-loop, in-store gift and loyalty card solutions for small and medium-sized businesses, including hosted account management, reporting capabilities, plastic card design and production and card program merchandising products. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $34.1 million. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of
      7.0 years amounted to $8.2 million. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

      Recent acquisition activity
      ---------------------------
      On July 9, 2007, the Corporation announced the signing of a definitive agreement to acquire First Indiana Corp. ("First Indiana"). First Indiana, based in Indianapolis, Indiana had $2.2 billion in consolidated assets as of June 30, 2007, and has 32 offices in central Indiana. Under the terms of the definitive agreement, stockholders of First Indiana will receive $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $529.0 million in the aggregate. The transaction is expected to close in the fourth quarter of 2007 or in the first quarter of 2008, subject to the affirmative vote of First Indiana's stockholders, regulatory approvals and other customary closing conditions.

      On July 1, 2007, the Corporation completed its acquisition of Excel Bank Corporation ("Excel"). Pursuant to an Amended and Restated Merger Agreement, shareholders of Excel received $13.97 per share in cash for each issued and outstanding share of Excel common stock, or approximately $105.0 million in the aggregate. Outstanding options to acquire Excel common stock were converted into options to acquire the Corporation's common stock. Excel, with $616.0 million in consolidated assets as of June 30, 2007, has four branches in the greater Minneapolis/St. Paul, Minnesota metropolitan area. The current Excel branches became branches of M&I Bank on August 1, 2007.

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

  8.  Investment Securities

      Selected investment securities, by type, held by the Corporation were as follows ($000's):

                                                    June 30,     December 31,      June 30,
                                                      2007           2006            2006
                                                --------------- --------------- ---------------
     Investment securities available for sale:
       U.S. treasury and government agencies    $    5,597,523  $    5,466,369  $    5,219,287
       States and political subdivisions               888,816         824,015         748,967
       Mortgage backed securities                      100,471         114,467         101,945
       Other                                           578,612         573,002         557,088
                                                 --------------  --------------  --------------
     Total                                      $    7,165,422  $    6,977,853  $    6,627,287
                                                 ==============  ==============  ==============
     Investment securities held to maturity:
       States and political subdivisions        $      408,897  $     494,020  $       546,186
       Other                                             1,000          1,500            1,500
                                                 --------------  --------------  --------------
     Total                                      $      409,897  $     495,520  $       547,686
                                                 ==============  ==============  ==============

      The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2007 ($000's):

                          Less than 12 Months         12 Months or More                Total
                       -------------------------  -------------------------  --------------------------
                            Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
                           Value        Losses        Value        Losses        Value        Losses
                       ------------  -----------  ------------  -----------  ------------  ------------
U.S. treasury and
 government agencies   $  2,325,825  $   28,439   $ 2,985,134   $   95,804   $ 5,310,959  $    124,243
States and political
  subdivisions              473,991       9,825        74,640        3,080       548,631        12,905
Mortgage backed securities   28,908         142        71,561        2,026       100,469         2,168
Other                         1,821           4           400           64         2,221            68
                        -----------   ----------   -----------   ----------   -----------   -----------
Total                  $  2,830,545  $   38,410   $ 3,131,735   $  100,974   $ 5,962,280   $   139,384
                        ============  ==========   ===========   ==========   ===========  ============

      The investment securities in the above table were temporarily impaired at June 30, 2007. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on June 30, 2007. The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer. At June 30, 2007, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity.

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)
  9.  Loans and Leases

      The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

                                                    June 30,     December 31,      June 30,
                                                      2007           2006            2006
                                                --------------- --------------- ---------------
     Commercial, financial and agricultural     $   12,520,763  $   12,050,963  $   11,763,501
     Cash flow hedging instruments at fair value        (2,073)         (2,773)         (4,362)
                                                 --------------  --------------  --------------
       Commercial, financial and agricultural       12,518,690      12,048,190      11,759,139

     Real estate:
       Construction                                  6,502,403       6,088,206       5,401,568
       Residential mortgage                          6,685,530       6,328,478       5,816,886
       Home equity loans and lines of credit         4,205,734       4,342,362       4,537,014
       Commercial mortgage                          11,282,679      10,965,607      10,861,445
                                                 --------------  --------------  --------------
     Total real estate                              28,676,346      27,724,653      26,616,913

     Personal                                        1,397,219       1,458,594       1,408,973
       Lease financing                                 693,349         703,580         653,494
                                                 --------------  --------------  --------------
         Total loans and leases                  $  43,285,604  $   41,935,017  $   40,438,519
                                                 ==============  ==============  ==============

  10. Financial Asset Sales

      During the second quarter of 2007, the Corporation sold automobile loans with principal balances of $52.2 million in securitization transactions. For the three and six months ended June 30, 2007, the Corporation recognized net gains of $1.3 million and $1.1 million, respectively, from the sale and securitization of auto loans. Other income associated with auto securitizations, primarily servicing income, amounted to $1.2 million in the current quarter.

      Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the quarter were as follows (rate per annum):

     Prepayment speed (CPR)                     15-41 %
     Weighted average life (in months)           22.9
     Expected credit losses
       (based on original balance)          0.50-1.53 %
     Residual cash flow discount rate            12.0 %
     Variable returns to transferees     Forward one-month
                                           LIBOR yield curve

      At June 30, 2007, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000's):

                                                                   Total
                                    Securitized   Portfolio       Managed
     Loan balances                $   787,445    $  207,043   $  994,488
     Principal amounts of loans
       60 days or more past due         2,539           445        2,984
     Net credit losses (recoveries)
       year to date                     3,664           210        3,874

      At the end of the second quarter of 2007, the Corporation elected to discontinue the sale and securitization of automobile loans into the secondary market. Loans previously classified as held for sale were reclassified as portfolio loans at the lower of cost or market. The difference between cost and market was insignificant.

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)
 11.  Goodwill and Other Intangibles

      The changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows ($000's):

                                                   Banking      Metavante       Others        Total
                                                ------------- ------------- ------------- -------------
     Goodwill balance as of January 1, 2007     $  1,425,197  $  1,330,276  $     29,056  $  2,784,529
     Goodwill acquired during the period             147,796        34,125        17,964       199,885
     Purchase accounting adjustments                  (2,971)       10,462           231         7,722
                                                 ------------  ------------  ------------  ------------
     Goodwill balance as of June 30, 2007       $  1,570,022  $  1,374,863  $     47,251  $  2,992,136
                                                 ============  ============  ============  ============

      Goodwill acquired during the second quarter of 2007 for the Banking segment included initial goodwill of $147.8 million for the acquisition of United Heritage. Goodwill acquired during the second quarter of 2007 for the Others segment included initial goodwill of $18.0 million related to the North Star acquisition. Goodwill acquired during the first quarter of 2007 for the Metavante segment included initial goodwill of $34.1 million for the acquisition of Valutec.

      Purchase accounting adjustments for the Metavante segment represent adjustments made to the initial estimates of fair value associated with the acquisition of VICOR, Inc. and Link2Gov Corp. In addition, purchase accounting adjustments for the Metavante segment included total earnout payments of $8.0 million related to the acquisitions of Advanced Financial Solutions, Inc., Printing for Systems, Inc. and AdminiSource Corporation. Purchase accounting adjustments for the Banking segment and Others segment included adjustments primarily related to the April 2006 acquisition of Gold Banc Corporation, Inc.

      At June 30, 2007, the Corporation's other intangible assets consisted of the following ($000's):

                                                               June 30, 2007
                                                -----------------------------------------------
                                                                     Accum-
                                                     Gross           ulated             Net
                                                    Carrying         Amort-          Carrying
                                                     Amount         ization            Value
                                                --------------- --------------- ---------------
     Other intangible assets
       Core deposit intangible                  $      219,387  $      104,476  $      114,911
       Data processing contract
         rights/customer lists                         363,151          72,015         291,136
       Trust customers                                   9,580           2,419           7,161
       Tradename                                         9,850           1,167           8,683
       Other Intangibles                                 3,188             952           2,236
                                                 --------------  --------------  --------------
                                                $      605,156  $      181,029  $      424,127
                                                 ==============  ==============  ==============

     Mortgage loan servicing rights                                             $        2,305
                                                                                 ==============

      Amortization expense of other acquired intangible assets for the three and six months ended June 30, 2007 amounted to $12.0 million and $23.0 million, respectively. For the three and six months ended June 30, 2006, amortization expense of other acquired intangible assets amounted to $11.7 million and $20.2 million, respectively. Amortization of mortgage servicing rights amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, amortization of mortgage servicing rights amounted to $0.3 million and $0.7 million, respectively.

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

      The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000's):

                   2008                $    46,620
                   2009                     43,496
                   2010                     40,728
                   2011                     38,306
                   2012                     36,479

  12. Deposits
      The Corporation's deposit liabilities consisted of the following
      ($000's):

                                                    June 30,     December 31,      June 30,
                                                      2007           2006            2006
                                                --------------- --------------- ---------------
     Noninterest bearing demand                 $    5,717,972  $    6,112,362  $    5,773,090
     Savings and NOW                                13,717,333      12,081,260      11,549,046

     CD's $100,000 and over                          7,707,849       7,841,499       8,107,033
     Cash flow hedge-Institutional CDs                  (2,293)           (970)        (17,419)
                                                 --------------  --------------  --------------
        Total CD's $100,000 and over                 7,705,556       7,840,529       8,089,614
     Other time deposits                             4,899,680       4,821,233       4,801,124
     Foreign deposits                                2,947,743       3,228,998       2,750,552
                                                 --------------  --------------  --------------
        Total deposits                          $   34,988,284  $   34,084,382  $   32,963,426
                                                 ==============  ==============  ==============

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

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

 14.  Derivative Financial Instruments and Hedging Activities

      The following is an update of the Corporation's use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant new hedging strategies employed during the six months ended June 30, 2007.

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

      At June 30, 2007, free standing interest rate swaps consisted of $2.7 billion in notional amount of receive fixed / pay floating with an aggregate negative fair value of $25.8 million and $1.8 billion in notional amount of pay fixed / receive floating with an aggregate positive fair value of $25.0 million.

      At June 30, 2007, interest rate caps purchased amounted to $17.5 million in notional amount with an immaterial fair value and interest rate caps sold amounted to $17.5 million in notional amount with an immaterial fair value.

      At June 30, 2007, the notional value of interest rate futures designated as trading was $2.5 billion with a negative fair value of $0.4 million.

      The following table presents additional information with respect to fair value hedges.

      Fair Value Hedges
      June 30, 2007                                                   Weighted
                                                 Notional     Fair     Average
             Hedged                 Hedging       Amount     Value    Remaining
              Item                Instrument    ($ in mil)($ in mil) Term (Yrs)
      ---------------------- ------------------- --------- --------- ----------
      Fair Value Hedges that Qualify for Shortcut Accounting
      ------------------------------------------------------
        Fixed Rate
          Bank Notes         Receive Fixed Swap  $  390.9  $  (21.8)      7.8

      Other Fair Value Hedges
      -----------------------
        Fixed Rate
          Bank Notes         Receive Fixed Swap  $  125.0  $   (6.3)      9.0
        Institutional CDs    Receive Fixed Swap      50.0      (1.0)     29.0
        Callable CDs         Receive Fixed Swap     242.7      (3.6)      8.8

      The impact from fair value hedges to total net interest income for the three and six months ended June 30, 2007 was a negative $0.7 million and a negative $1.6 million, respectively. The impact to net interest income due to ineffectiveness was not material.

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

      The following table summarizes the Corporation's cash flow hedges.

      Cash Flow Hedges
      June 30, 2007                                                  Weighted
                                                 Notional     Fair     Average
             Hedged                 Hedging       Amount     Value    Remaining
              Item                Instrument    ($ in mil)($ in mil) Term (Yrs)
      ---------------------- ------------------- --------- --------- ----------
        Variable Rate Loans   Receive Fixed Swap $  100.0  $   (2.1)       1.0
        Institutional CDs     Pay Fixed Swap      1,425.0       2.3        1.5
        Federal Funds
          Purchased           Pay Fixed Swap        150.0       0.1        0.5
        FHLB Advances         Pay Fixed Swap      1,410.0      19.6        3.7
        Floating Rate
          Bank Notes          Pay Fixed Swap        550.0       1.0        2.4

      The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges for the three and six months ended June 30, 2007 was a positive $5.3 million and a positive $11.2 million, respectively. For the three and six months ended June 30, 2007, respectively, the impact due to ineffectiveness was not material.

      For the three and six months ended June 30, 2006, the total effect on net interest income resulting from derivative financial instruments was a positive $5.5 million and a positive $9.6 million, respectively, including the amortization of terminated derivative financial instruments.

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

      Net periodic postretirement benefit cost for the three and six months ended June 30, 2007 and 2006 included the following components ($000's):

                       Three Months Ended June 30,       Six Months Ended June 30,
                       ------------------------------  ----------------------------
                            2007            2006             2007           2006
                       --------------- --------------  -------------- -------------
      Service cost    $          434  $          570  $         868  $       1,140
      Interest cost
        on APBO                1,062           1,022          2,123          2,044
      Expected return on
        plan assets             (355)           (232)          (710)          (464)
      Prior service
        amortization            (680)           (680)        (1,360)        (1,360)
      Actuarial loss
        amortization             121             378            242            757
                        -------------  --------------  -------------  -------------
      Net periodic postretirement
        benefit cost   $         582  $        1,058  $       1,163  $       2,117
                        =============  ==============  =============  =============

      Benefit payments and expenses, net of participant contributions, for the three and six months ended June 30, 2007 amounted to $1.2 million and $2.3 million, respectively.

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

      The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of June 30, 2007 is as follows ($000's):

      Total funded status, December 31, 2006    $   (50,309)
      Service cost                                     (868)
      Interest cost on APBO                          (2,123)
      Expected return on plan assets                    710
      Employer contributions/payments                 9,282
      Expected subsidy (Medicare Part D)               (384)
                                                 -----------
      Total funded status, June 30, 2007        $   (43,692)
                                                 ===========

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

      The following represents the Corporation's operating segments as of and for the three and six months ended June 30, 2007 and 2006. During 2006, the Corporation transferred the residential and commercial mortgage banking reporting units, which were previously included in other business operations, to the Banking segment. Segment information for all periods presented has been adjusted for these transfers. There have not been any other changes to the way the Corporation organizes its segments.

      Metavante transaction costs of $2.6 million and $4.0 million for the three and six months ended June 30, 2007, respectively and Net derivative losses of $20.7 million and $42.0 million for the three and six months ended June 30, 2006, respectively are not included in segment income, but are reported in Reclassifications, Eliminations and Adjustments in the following tables. Management does not include these items when assessing the financial results of the segment operations.

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

      Fees - intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses - intercompany represent fees charged by other segments for certain services received. For each segment, Expenses - intercompany are not the costs of that segment's reported intercompany revenues. Intrasegment revenues, expenses and assets have been eliminated ($ in millions):

                                                   Three Months Ended June 30, 2007
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications,
                                                                      Corporate   Eliminations     Consol-
                             Banking      Metavante       Others       Overhead  & Adjustments     idated
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     406.1   $      (6.7)  $       4.3   $     (10.7)  $      2.9   $     395.9
Other income
  Fees - external               103.5         364.8          65.0           4.7           --         538.0
  Fees - internal
    Fees - intercompany          18.6          28.0           1.9          28.3        (76.8)           --
    Float income -
      intercompany                 --           2.9            --            --         (2.9)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
      Total other income        122.1         395.7          66.9          33.0        (79.7)        538.0

Losses related to Firstsource      --          (1.0)           --            --           --          (1.0)

Other expense
  Expenses - other              194.0         307.5          41.6          31.4          2.1         576.6
  Expenses - intercompany        47.0          13.5          13.7           2.1        (76.3)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             241.0         321.0          55.3          33.5        (74.2)        576.6

Provision for loan
  and lease losses               25.7            --           0.3            --           --          26.0
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      261.5          67.0          15.6         (11.2)        (2.6)        330.3
Income tax expense (benefit)     86.1          23.2           5.3          (4.3)        (0.3)        110.0
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)     $     175.4   $      43.8   $      10.3   $      (6.9)  $     (2.3)  $     220.3
                           ===========   ===========   ===========   ===========   ==========   ===========
Identifiable assets       $  55,304.8   $   3,117.4   $     873.2   $     708.2   $ (1,705.9)  $  58,297.7
                           ===========   ===========   ===========   ===========   ==========   ===========
Return on average equity         12.4%         13.2%         14.5%                                    13.5%
                           ===========   ===========   ===========                              ===========

                                                   Three Months Ended June 30, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications,
                                                                      Corporate   Eliminations     Consol-
                             Banking      Metavante       Others       Overhead  & Adjustments     idated
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     386.5   $      (7.5)  $       3.5   $      (8.4)  $      2.7   $     376.8
Other income
  Fees - external                79.9         345.0          55.3           1.5        (20.7)        461.0
  Fees - internal
    Fees - intercompany          16.0          25.8           1.5          25.0        (68.3)           --
    Float income - intercompany    --           2.7            --            --         (2.7)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
      Total other income         95.9         373.5          56.8          26.5        (91.7)        461.0

Other expense
  Expenses - other              184.8         294.6          36.0          28.4          0.5         544.3
  Expenses - intercompany        43.2          13.0          11.4           1.2        (68.8)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             228.0         307.6          47.4          29.6        (68.3)        544.3
Provision for loan
  and lease losses               10.6            --           0.5            --           --          11.1
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      243.8          58.4          12.4         (11.5)       (20.7)        282.4
Income tax expense (benefit)     81.0          18.0           4.5          (4.1)        (7.5)         91.9
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)     $     162.8   $      40.4   $       7.9   $      (7.4)  $    (13.2)  $     190.5
                           ===========   ===========   ===========   ===========   ==========   ===========
Identifiable assets       $  51,661.9   $   2,790.5   $     745.8   $     684.9   $ (1,429.0)  $  54,454.1
                           ===========   ===========   ===========   ===========   ==========   ===========
Return on average equity         13.2%         14.5%         14.1%                                    13.5%
                           ===========   ===========   ===========                              ===========

                    MARSHALL & ILSLEY CORPORATION
              Notes to Financial Statements - Continued
                   June 30, 2007 & 2006 (Unaudited)

                                                    Six Months Ended June 30, 2007
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications,
                                                                      Corporate   Eliminations     Consol-
                             Banking      Metavante       Others       Overhead  & Adjustments     idated
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     803.5   $     (14.0)  $       9.7   $     (19.0)  $      6.0   $     786.2

Other income
  Fees - external               184.1         721.8         126.7           4.5           --       1,037.1
  Fees - internal
    Fees - intercompany          36.7          55.2           3.6          56.9       (152.4)           --
    Float income - intercompany    --           6.0            --            --         (6.0)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
      Total other income        220.8         783.0         130.3          61.4       (158.4)      1,037.1

Gains related to Firstsource       --           7.0            --            --           --           7.0

Other expense
  Expenses - other              385.0         605.1          78.7          57.4          3.2       1,129.4
  Expenses - intercompany        93.3          27.0          27.6           3.7       (151.6)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             478.3         632.1         106.3          61.1       (148.4)      1,129.4
Provision for loan
  and lease losses               42.6            --           0.6            --           --          43.2
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      503.4         143.9          33.1         (18.7)        (4.0)        657.7
Income tax expense (benefit)    165.5          50.9          11.8          (7.2)        (0.4)        220.6
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)     $     337.9   $      93.0   $      21.3   $     (11.5)  $     (3.6)  $     437.1
                           ===========   ===========   ===========   ===========   ==========   ===========
Identifiable assets       $  55,304.8   $   3,117.4   $     873.2   $     708.2   $ (1,705.9)  $  58,297.7
                           ===========   ===========   ===========   ===========   ==========   ===========
Return on average equity         12.5%         14.3%         16.1%                                    13.8%
                           ===========   ===========   ===========                              ===========

                                                    Six Months Ended June 30, 2006
                          ---------------------------------------------------------------------------------
                                                                                    Reclass-
                                                                                   ifications,
                                                                      Corporate   Eliminations     Consol-
                             Banking      Metavante       Others       Overhead  & Adjustments     idated
                          ------------  ------------  ------------  ------------  -----------  ------------
Net interest income       $     717.2   $     (15.8)  $       7.1   $     (12.5)  $      5.9   $     701.9
Other income
 Fees - external                153.5         688.0         108.7           3.6        (42.0)        911.8
 Fees - internal
   Fees - intercompany           32.0          50.6           3.0          50.0       (135.6)           --
   Float income - intercompany     --           5.9            --            --         (5.9)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
     Total other income         185.5         744.5         111.7          53.6       (183.5)        911.8

Other expense
 Expenses - other               348.6         590.7          70.3          40.5         (0.7)      1,049.4
 Expenses - intercompany         83.5          25.6          22.5           3.3       (134.9)           --
                           -----------   -----------   -----------   -----------   ----------   -----------
Total other expense             432.1         616.3          92.8          43.8       (135.6)      1,049.4
Provision for loan
  and lease losses               21.0            --           1.0            ---          --          22.0
                           -----------   -----------   -----------   -----------   ----------   -----------
Income (loss) before taxes      449.6         112.4          25.0          (2.7)       (42.0)        542.3
Income tax expense (benefit)    148.8          37.5           9.1          (1.6)       (15.1)        178.7
                           -----------   -----------   -----------   -----------   ----------   -----------
Segment income (loss)     $     300.8   $      74.9   $      15.9   $      (1.1)  $    (26.9)  $     363.6
                           ===========   ===========   ===========   ===========   ==========   ===========
Identifiable assets       $  51,661.9   $   2,790.5   $     745.8   $     684.9   $ (1,429.0)  $  54,454.1
                           ===========   ===========   ===========   ===========   ==========   ===========
Return on average equity         13.8%         13.8%         15.0%                                    14.0%
                           ===========   ===========   ===========                              ===========

      Total revenue, which consists of net interest income plus total other income, by type in Others consisted of the following ($ in millions):

                         Three Months Ended June 30,     Six Months Ended June 30,
                       ------------------------------  ----------------------------
                            2007            2006             2007           2006
                       --------------- --------------  -------------- -------------
     Trust Services    $         56.7  $        49.2   $       108.9  $       95.2
     Capital Markets              0.5           (0.3)            2.3           0.3
     Brokerage and Insurance      9.4            7.5            18.6          14.8
     Commercial Leasing           3.3            2.8             7.9           5.8
     Others                       1.3            1.1             2.3           2.7
                        --------------  -------------   -------------  ------------
       Total           $         71.2  $        60.3   $       140.0  $      118.8
                        ==============  =============   =============  ============

 17.  Marshall & Ilsley Corporation and Metavante Corporation Separation

      On April 3, 2007, the Corporation announced its plan to separate Marshall & Ilsley Corporation and Metavante Corporation into two separate publicly traded companies.

      Under an investment agreement with WPM, L.P., a limited partnership affiliated with Warburg Pincus Private Equity IX, L.P., a global private equity investor ("Warburg Pincus"), Warburg Pincus has agreed to invest $625 million to acquire an equity interest representing 25 percent of the common stock of Metavante Holding Company, a corporation formed for the purpose of completing this separation that will, after the completion of the separation, own all of the issued and outstanding common stock of Metavante Corporation ("New Metavante"). Marshall & Ilsley Corporation shareholders will own 75 percent of the shares of New Metavante following completion of the transaction. This plan will be implemented through the spin-off of Marshall & Ilsley Corporation and is intended to be tax-free to Marshall & Ilsley Corporation and its shareholders. In connection with the plan, approximately $1.75 billion of New Metavante debt will be arranged, which will be used to repay certain intercompany indebtedness plus accrued and unpaid interest owed to the Corporation by Metavante (the amount currently owed is approximately $982 million). In addition, pursuant to the investment agreement, New Metavante will contribute $1.665 billion in cash to New M&I Corporation, a corporation formed for the purpose of completing this separation that will, after the completion of the separation, own directly and through its subsidiaries the Corporation's banking business ("New Marshall & Ilsley").

      Upon completion of the transaction, shareholders will receive three shares of New Marshall & Ilsley common stock and one share of New Metavante common stock for every three shares of Marshall & Ilsley Corporation common stock held.

      Marshall & Ilsley Corporation's board of directors has unanimously adopted and approved the investment agreement and the transactions contemplated by this investment agreement and has recommended that Marshall & Ilsley Corporation's shareholders approve and adopt this investment agreement and the transactions contemplated by this investment agreement. Under the investment agreement with Warburg Pincus, the closing of the transaction, which is currently expected to occur in the fourth quarter of 2007, is contingent upon satisfaction of various closing conditions. The conditions include approval and adoption of Marshall & Ilsley Corporation's shareholders, who will be asked to vote on the proposed transactions at a special meeting that will be held on a date to be announced, receipt of a favorable ruling from the Internal Revenue Service, sufficiency of New Metavante's funds, other regulatory approvals and other specified closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                             Three Months Ended June 30,
                                                           --------------------------------
                                                                 2007            2006
                                                           ---------------  ---------------
Assets
------
Cash and due from banks                                    $    1,052,715   $    1,030,657

Investment securities:
  Trading securities                                               58,346           50,268
  Short-term investments                                          273,317          374,212
  Other investment securities:
    Taxable                                                     6,325,650        5,818,278
    Tax-exempt                                                  1,300,156        1,316,122
                                                            --------------   --------------
Total investment securities                                     7,957,469        7,558,880

Loans and leases:
  Loans and leases, net of unearned income                     42,908,722       39,697,996
    Allowance for loan and lease losses                          (432,424)        (416,328)
                                                            --------------   --------------
  Net loans and leases                                         42,476,298       39,281,668

Premises and equipment, net                                       588,712          565,369
Accrued interest and other assets                               5,628,302        5,184,462
                                                            --------------   --------------
Total Assets                                               $   57,703,496   $   53,621,036
                                                            ==============   ==============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                      $    5,431,158   $    5,404,147
  Interest bearing                                             27,686,843       27,337,123
                                                            --------------   --------------
Total deposits                                                 33,118,001       32,741,270

Federal funds purchased and security repurchase agreements      3,125,694        2,332,734
Other short-term borrowings                                     1,171,983        1,085,859
Long-term borrowings                                           11,941,934       10,050,166
Accrued expenses and other liabilities                          1,822,376        1,747,329
                                                            --------------   --------------
Total liabilities                                              51,179,988       47,957,358

Shareholders' equity                                            6,523,508        5,663,678
                                                            --------------   --------------
Total Liabilities and Shareholders' Equity                 $   57,703,496   $   53,621,036
                                                            ==============   ==============

                           MARSHALL & ILSLEY CORPORATION
                  CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
                                    ($000's)

                                                              Six Months Ended June 30,
                                                           --------------------------------
                                                                 2007            2006
                                                           ---------------  ---------------
Assets
------
Cash and due from banks                                    $    1,047,286   $    1,005,507

Investment securities:
  Trading securities                                               49,871           42,267
  Short-term investments                                          275,257          345,127
  Other investment securities:
    Taxable                                                     6,240,037        5,401,133
    Tax-exempt                                                  1,294,042        1,328,293
                                                            --------------   --------------
Total investment securities                                     7,859,207        7,116,820

Loans and leases:
  Loans and leases, net of unearned income                     42,510,023       37,202,153
    Allowance for loan and lease losses                          (428,087)        (392,442)
                                                            --------------   --------------
  Net loans and leases                                         42,081,936       36,809,711

Premises and equipment, net                                       581,600          530,820
Accrued interest and other assets                               5,540,780        4,756,597
                                                            --------------   --------------
Total Assets                                               $   57,110,809   $   50,219,455
                                                            ==============   ==============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest bearing                                      $    5,375,550   $    5,174,349
  Interest bearing                                             27,463,804       24,950,246
                                                            --------------   --------------
Total deposits                                                 32,839,354       30,124,595

Federal funds purchased and security repurchase agreements      3,260,183        2,386,379
Other short-term borrowings                                     1,013,133        1,008,475
Long-term borrowings                                           11,783,701        9,728,869
Accrued expenses and other liabilities                          1,822,715        1,729,861
                                                            --------------   --------------
Total liabilities                                              50,719,086       44,978,179

Shareholders' equity                                            6,391,723        5,241,276
                                                            --------------   --------------
Total Liabilities and Shareholders' Equity                 $   57,110,809   $   50,219,455
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

  In early April 2007, the Corporation announced its plan to separate Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies. The Corporation believes this transaction will create two well-positioned companies and will provide substantial benefits to the shareholders of both companies by creating additional opportunities to focus on core businesses. Metavante expects to be able to drive earnings per share growth by having access to financial resources to continue to build new products, invest in new technologies, attract and retain employees and acquire additional companies. Marshall & Ilsley Corporation's enhanced capital position is expected to drive earnings per share growth by enabling it to provide resources for continued organic growth, fund strategic initiatives within wealth management and its other business lines and pursue opportunities in new geographic markets. This transaction, which is contingent upon satisfaction of various closing conditions, is expected to close in the fourth quarter of 2007. The closing conditions include approval and adoption of Marshall & Ilsley Corporation shareholders, who will be asked to vote on the proposed transactions at a special meeting that will be held on a date to be announced, receipt of a favorable ruling from the Internal Revenue Service, sufficiency of New Metavante's funds, other regulatory approvals and other specified closing conditions.

  The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality. Management believes that the Corporation's fundamental performance in each of these key areas of its core businesses will result in a strong growth profile over time.

  Net income for the second quarter of 2007 amounted to $220.3 million compared to $190.5 million for the same period in the prior year, an increase of $29.8 million, or 15.6% . Diluted earnings per share were $0.83 for the three months ended June 30, 2007 compared to $0.74 for the three months ended June 30, 2006. The return on average assets and average equity was 1.53% and 13.54%, respectively, for the quarter ended June 30, 2007, and 1.43% and 13.49%, respectively, for the quarter ended June 30, 2006.

  Net income for the first half of 2007 amounted to $437.1 million compared to $363.6 million for the same period in the prior year, an increase of $73.5 million, or 20.2% . Diluted earnings per share were $1.66 for the six months ended June 30, 2007 compared to $1.46 for the six months ended June 30, 2006. The return on average assets and average equity was 1.54% and 13.79%, respectively, for the six months ended June 30, 2007, and 1.46% and 13.99%, respectively, for the six months ended June 30, 2006.

  For the three and six months ended June 30, 2007, costs associated with the previously discussed Metavante transaction amounted to $2.6 million and $4.0 million, respectively, and are included in a separate line within Other expense in the Consolidated Statements of Income. Net income and diluted earnings per share excluding the transaction costs would have been $222.6 million and $0.84 per share for the three months ended June 30, 2007, respectively and $440.7 million and $1.68 per share for the six months ended June 30, 2007, respectively and the return on average assets and return on average equity would have been 1.55% and 13.69% for the three months ended June 30, 2007, respectively and 1.56% and 13.90% for the six months ended June 30, 2007, respectively. The Corporation expects that transaction related costs will significantly increase in future quarters until the transaction is completed.

  For the three months ended June 30, 2006, the impact of the mark-to-market adjustments associated with certain interest rate swaps and reported as Net derivative losses-discontinued hedges within Other income in the Consolidated Statements of Income, resulted in a decrease to net income of $13.2 million and a decrease to diluted earnings per share of $0.05 per share. Management believes the non-cash changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation. Excluding the non-cash changes in earnings based on market volatility, for the three months ended June 30, 2006, net income and diluted earnings per share would have been $203.7 million and $0.79 per share respectively, and the return on average assets and return on average equity would have been 1.52% and 14.36%, respectively.

  For the six months ended June 30, 2006, the impact of the mark-to-market adjustments reported as Net derivative losses-discontinued hedges within Other income in the Consolidated Statements of Income, resulted in a decrease to net income of $26.9 million and a decrease to diluted earnings per share of $0.11 per share. Management believes the non-cash changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation. Excluding the non-cash changes in earnings based on market volatility, for the six months ended June 30, 2006, net income and diluted earnings per share would have been $390.5 million and $1.57 per share respectively, and the return on average assets and return on average equity would have been 1.57% and 14.96%, respectively.

  A reconciliation of these non-GAAP (Generally Accepted Accounting Principles) operating results to GAAP results is provided later in this section.

  Earnings growth for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was attributable to a number of factors. For the three months ended June 30, 2007, the increase in net interest income was due to the contribution from the banking acquisition that was completed on April 1, 2007 and the two banking acquisitions completed in April 2006 as well as continued organic loan and bank issued deposit growth. Net interest income was negatively affected by the repurchase of 6.1 million shares of the Corporation's common stock during the second quarter of 2007. The increase in net charge-offs contributed to an increase in the provision for loan and lease losses in the second quarter of 2007. Metavante continued to exhibit growth in both revenue and earnings which was attributable, in part, to the impact of its acquisition activities as well as success in retaining and cross-selling products and services to its core customer base. Metavante's acquisition activities included one acquisition completed in the first quarter of 2007 and one acquisition completed in the third quarter of 2006. Continued organic growth in assets under management and assets under administration, an acquisition completed in April 2007, and improved investment performance resulted in solid growth in fee income for Wealth Management. Since its initial public offering, the common stock of MasterCard has experienced significant share-price appreciation. During the second quarter of 2007, the Corporation sold its investment in MasterCard Class B common stock and realized a pre-tax gain of $19.0 million. These factors along with continued organic expense management resulted in the reported earnings growth in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

  The transaction to separate Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies will significantly affect the financial condition, results of operations and cash flows for both the Corporation and Metavante. In connection with the proposed transactions, a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission that provides, among other things, financial information and pro forma financial information for both Metavante and the Corporation.

                          ACQUISITION ACTIVITIES
                          ----------------------
  On July 9, 2007, the Corporation announced the signing of a definitive agreement to acquire First Indiana Corp. ("First Indiana"). First Indiana, based in Indianapolis, Indiana had $2.2 billion in consolidated assets as of June 30, 2007, and has 32 offices in central Indiana. Under the terms of the definitive agreement, stockholders of First Indiana will receive $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $529.0 million in the aggregate. The transaction is expected to close in the fourth quarter of 2007 or in the first quarter of 2008, subject to the affirmative vote of First Indiana's stockholders, regulatory approvals and other customary closing conditions.

  On July 1, 2007, the Corporation completed its acquisition of Excel Bank Corporation ("Excel"). Pursuant to an Amended and Restated Merger Agreement, shareholders of Excel received $13.97 per share in cash for each issued and outstanding share of Excel common stock, or approximately $105.0 million in the aggregate. Outstanding options to acquire Excel common stock were converted into options to acquire the Corporation's common stock. Excel, with $616.0 million in consolidated assets as of June 30, 2007, has four branches in the greater Minneapolis/St. Paul, Minnesota metropolitan area. The current Excel branches became branches of M&I Bank on August 1, 2007.

  On April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation ("North Star") of Chicago, Illinois. Total consideration in this transaction amounted to $21.0 million, consisting of 441,252 shares of the Corporation's common stock valued at $47.55 per common share. North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts. In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property, and ESOP services, including consultative services relating to the transfer of small-business stock ownership. North Star's businesses were integrated with the Corporation's Wealth Management unit.

  On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. ("United Heritage"). United Heritage Bank, a wholly-owned subsidiary of United Heritage, with $791.3 million in assets as of March 31, 2007, has 13 branches in the metropolitan Orlando area. Total consideration in this transaction amounted to approximately $219.6 million, consisting of 4,410,647 shares of the Corporation's common stock valued at $204.3 million and the exchange of vested stock options valued at approximately $15.3 million. The current United Heritage Bank branches became M&I Bank branches in the second quarter of 2007.

  On January 17, 2007, Metavante acquired all of the outstanding stock of Valutec Card Solutions, Inc. ("Valutec") for $41.0 million in cash. Valutec provides closed-loop, in-store gift and loyalty card solutions for small and medium-sized businesses, including hosted account management, reporting capabilities, plastic card design and production and card program merchandising products.

  See Note 7 -- Business Combinations in Notes to Financial Statements for further discussion of the Corporation's acquisition activities.

                 NOTEWORTHY TRANSACTIONS AND EVENTS
                 ----------------------------------
  Some of the more noteworthy transactions and events that occurred in the three and six months ended June 30, 2007 and 2006 consisted of the following:

  Second quarter 2007
  -------------------
  As previously discussed, on April 1, 2007, the Corporation completed its acquisition of United Heritage and on April 20, 2007, the Corporation completed its acquisition of North Star.

  During the second quarter of 2007, the Corporation completed two accelerated share repurchase transactions under its authorized Stock Repurchase Program. In the aggregate, the Corporation acquired 6.1 million shares of its common stock in these transactions. Total consideration in these transactions amounted to $297.3 million and consisted of cash of $294.7 million and common treasury stock valued at $2.6 million. In conjunction with the first accelerated share repurchase transaction executed during the second quarter of 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation.

  During the second quarter of 2007, the Corporation sold its investment in MasterCard Class B common shares and realized a pre-tax gain of $19.0 million. That gain is reported in Net investment securities gains in the Consolidated Statements of Income. The Corporation sold its investment in order to monetize the significant appreciation in the market price of the common stock of MasterCard since its initial public offering.

  During the second quarter and first half of 2007, the Corporation realized a pre-tax loss of $1.0 million and a pre-tax gain of $7.0 million, respectively, related to Metavante's investment in Firstsource. See Note 3 - Equity Investment in Firstsource Solutions Limited in Notes to Financial Statements for further information. The Corporation expects that additional gains and/or losses from Firstsource equity activities could be recognized in future periods.

  As previously discussed, costs associated with the transaction to separate Marshall & Ilsley Corporation and Metavante Corporation into two separate publicly traded companies amounted to a pre-tax expense of $2.6 million ($2.3 million after-tax) for the three months ended June 30, 2007 and $4.0 million ($3.6 million after-tax) for the six months ended June 30, 2007.

  First quarter 2007
  ------------------
  Costs associated with the transaction to separate Marshall & Ilsley Corporation and Metavante Corporation into two separate publicly traded companies amounted to a pre-tax expense of $1.5 million ($1.3 million after-tax) for the three months ended March 31, 2007.

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

  Second quarter 2006
  -------------------
  The results of operations and financial position as of and for the three months ended June 30, 2006 included the effect of the previously announced acquisitions of Gold Banc Corporation, Inc. and Trustcorp Financial, Inc. which were both completed on April 1, 2006. As of April 1, 2006, the combined assets of Gold Banc Corporation, Inc. and Trustcorp Financial, Inc. amounted to approximately $4.9 billion. The combined purchase price for these companies, which included approximately $146.0 million of cash, amounted to $898.2 million. In the aggregate, 16.74 million shares of the Corporation's common stock were issued and fully vested stock options to purchase 0.5 million of the Corporation's common stock were exchanged in these transactions.

  As previously discussed, the Corporation determined during 2006 that certain transactions did not qualify for hedge accounting. The impact of the mark-to-market adjustments associated with certain interest rate swaps and reported as Net derivative losses-discontinued hedges in the Consolidated Statements of Income, resulted in a decrease to net income of $13.2 million and a decrease to diluted earnings per share of $0.05 for the three months ended June 30, 2006. For the six months ended June 30, 2006, net derivative losses-discontinued hedges resulted in a decrease to net income of $26.9 million and a decrease of $0.11 to diluted earnings per share.

  First quarter 2006
  ------------------
  The impact of the mark-to-market adjustments associated with certain interest rate swaps and reported as Net derivative losses-discontinued hedges in the Consolidated Statements of Income, resulted in a decrease to net income of $13.7 million and a decrease to diluted earnings per share of $0.06 per share for the three months ended March 31, 2006.

                         NET INTEREST INCOME
                         -------------------
  Net interest income is the difference between interest earned on earning assets and interest owed on interest bearing liabilities. Net interest income represented 42.4% of the Corporation's source of revenues for the three months ended June 30, 2007 compared to 45.0% for the three months ended June 30, 2006. For the six months ended June 30, 2007 net interest income represented 43.0% of the Corporation's source of revenues compared to 43.5% for the six months ended June 30, 2006.

  Net interest income for the second quarter of 2007 amounted to $395.9 million compared to $376.8 million reported for the second quarter of 2006, an increase of $19.1 million or 5.1% . For the six months ended June 30, 2007, net interest income amounted to $786.2 million compared to $701.9 million reported for the six months ended June 30, 2006, an increase of $84.3 million or 12.0%. Acquisition-related and organic loan growth and the growth in bank issued deposits were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2006 banking acquisitions and Metavante's acquisitions, the cost of common stock repurchases, tightening loan spreads and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products.

  Average earning assets increased $3.6 billion or 7.6% in the second quarter of 2007 compared to the second quarter of 2006. Average loans and leases accounted for $3.2 billion of the growth in average earning assets in the second quarter of 2007 compared to the second quarter of 2006. Average investment securities increased $0.4 billion in the second quarter of 2007 over the prior year second quarter.

  Average interest bearing liabilities amounted to $43.9 billion in the second quarter of 2007 compared to $40.8 billion in the second quarter of 2006, an increase of $3.1 billion or 7.6% . Average interest bearing deposits increased $0.3 billion or 1.3% in the second quarter of 2007 compared to the second quarter of 2006. Average total borrowings increased $2.8 billion or 20.6% in the second quarter of 2007 compared to the same period in 2006.

  Average noninterest bearing deposits were relatively unchanged in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

  For the six months ended June 30, 2007, average earning assets amounted to $50.4 billion compared to $44.3 billion in the six months ended June 30, 2006, an increase of $6.1 billion or 13.7% . Average loans and leases accounted for $5.3 billion of the growth in average earning assets in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Average investment securities increased approximately $0.8 billion over the comparative six month periods.

  Average interest bearing liabilities increased $5.4 billion or 14.3% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Average interest bearing deposits increased $2.5 billion or 10.1% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Average total borrowings increased $2.9 billion or 22.4% over the comparative six month periods.

  For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, average noninterest bearing deposits increased $0.2 billion or 3.9%.

  The growth and composition of the Corporation's quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

                Consolidated Average Loans and Leases
                 -------------------------------------

                                       2007                     2006                  Growth Pct.
                              -------------------- ----------------------------- ------------------
                                 Second    First     Fourth    Third     Second             Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                              ---------- --------- --------- --------- --------- -------- ---------
Commercial Loans and Leases
  Commercial                  $ 12,494   $ 12,164  $ 11,800  $ 11,559  $ 11,441     9.2%     2.7%
  Commercial real estate
    Commercial mortgages        11,175     10,936    10,932    10,838    10,746     4.0      2.2
    Construction                 3,607      3,480     3,346     3,227     2,834    27.3      3.6
                               --------   --------  --------  --------  -------- -------  -------
  Total commercial real estate  14,782     14,416    14,278    14,065    13,580     8.8      2.5
  Commercial lease financing       507        513       538       529       504     0.7     (1.1)
                               --------   --------  --------  --------  -------- -------  -------
Total commercial loans
  and leases                    27,783     27,093    26,616    26,153    25,525     8.8      2.5

Personal loans and leases
  Residential real estate
    Residential mortgages        6,562      6,382     6,195     5,924     5,621    16.7      2.8
    Construction                 2,827      2,780     2,649     2,471     2,365    19.6      1.7
                               --------   --------  --------  --------  -------- -------  -------
  Total residential real estate  9,389      9,162     8,844     8,395     7,986    17.6      2.5

Personal loans
  Student                           70        113        78        47        51    36.9    (37.7)
  Credit card                      249        245       250       246       237     4.8      1.4
  Home equity loans and lines    4,223      4,295     4,387     4,474     4,596    (8.1)    (1.7)
  Other                          1,019      1,031     1,101     1,143     1,167   (12.6)    (1.1)
                               --------   --------  --------  --------  -------- -------  -------
Total personal loans             5,561      5,684     5,816     5,910     6,051    (8.1)    (2.2)

Personal lease financing           176        168       162       150       136    29.3      4.9
                               --------   --------  --------  --------  -------- -------  -------
Total personal loans and leases 15,126     15,014    14,822    14,455    14,173     6.7      0.8
                               --------   --------  --------  --------  -------- -------  -------
Total consolidated average
  loans and leases            $ 42,909   $ 42,107  $ 41,438  $ 40,608  $ 39,698     8.1%     1.9%
                               ========   ========  ========  ========  ======== =======  =======

  Total consolidated average loans and leases increased $3.2 billion or 8.1% in the second quarter of 2007 compared to the second quarter of 2006. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 6.9% in the second quarter of 2007 compared to the second quarter of 2006. Approximately $0.4 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $2.8 billion of the growth was organic. Of the average growth attributable to the banking acquisitions, $0.4 billion was attributable to average commercial real estate loans. Of the $2.8 billion of average loan and lease organic growth, $1.0 billion was attributable to average commercial loans and leases, $0.8 billion was attributable to average commercial real estate loans, and $1.4 billion was attributable to residential real estate loans. From a production standpoint, residential real estate loan closings in the second quarter of 2007 were $1.3 billion compared to $1.4 billion in the second quarter of 2006. Average home equity loans and lines declined $0.4 billion in the second quarter of 2007 compared to the second quarter of 2006.

  For the six months ended June 30, 2007, total consolidated average loans and leases increased $5.3 billion or 14.3% compared to the six months ended June 30, 2006. Excluding the effect of the 2007 and 2006 banking acquisitions, total consolidated average loan and lease organic growth was 8.0% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Approximately $2.2 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $3.1 billion of the growth was organic. Of the $2.2 billion of average growth attributable to the banking acquisitions, $1.6 billion was attributable to average commercial real estate loans, approximately $0.5 billion was attributable to average commercial loans and leases and $0.1 billion was attributable to average residential real estate loans. Of the $3.1 billion of average loan and lease organic growth, $1.2 billion was attributable to average commercial loans and leases, $0.9 billion was attributable to average commercial real estate loans, and $1.5 billion was attributable to residential real estate loans. From a production standpoint, residential real estate loan closings in the first half of 2007 and the first half of 2006 were $2.3 billion and $2.6 billion, respectively. Average home equity loans and lines declined $0.4 billion in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Average personal loans and leases decreased $0.1 billion in the first half of 2007 compared to the same period in 2006.

  Total average commercial loan and lease organic growth was 8.2% in the second quarter of 2007 compared to the second quarter of 2006. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006 total average commercial loan and lease organic growth was 10.7% . Commercial loan and lease organic growth continued to be positive in the first half of 2007 although the Corporation has seen some slowing in certain businesses. Management believes that year over year organic commercial loan growth (as a percentage) will continue its slight moderation and expects organic commercial loan growth will be in the mid-to-high single digit percentage range in 2007. Total average commercial real estate loan organic growth was 6.0% in the second quarter of 2007 compared to the second quarter of 2006. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006 total average commercial real estate loan organic growth was 6.9%. The Corporation continues to experience some slowing in the construction market for both commercial and residential developers, and to some extent throughout the commercial real estate business. The Corporation expects organic commercial real estate loan growth in 2007 will be in the mid single digit percentage range.

  Home equity loans and lines, which includes the Corporation's wholesale activity, continue to be one of the Corporation's primary consumer loan products. Average home equity loans and lines declined in the second quarter and first half of 2007 compared to the second quarter and first half of 2006. This is consistent with what is occurring in many parts of the country. It is expected that the softer home equity market, combined with the Corporation's continued sales of certain loans at origination will continue to impact balance sheet organic loan growth. Management does not expect this trend to change in the near term.

  The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market. Selected residential real estate loans with rate and term characteristics that are considered desirable are periodically retained in the portfolio. For each of the three months ended June 30, 2007 and 2006, real estate loans sold to investors amounted to $0.6 billion. For each of the six months ended June 30, 2007 and 2006, real estate loans sold to investors amounted to $1.2 billion. At June 30, 2007 and 2006, the Corporation had approximately $50.3 million and $123.4 million of mortgage loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $10.4 million in the second quarter of 2007 compared to $11.8 million in the second quarter of 2006. For the six months ended June 30, 2007, gains from the sale of mortgage loans amounted to $19.2 million compared to $23.7 million in the six months ended June 30, 2006.

  The Corporation maintains a conservative credit profile in its home equity and mortgage portfolios. At June 30, 2007, the Corporation's average loan-to-value ratios and credit scores were 78% and 725 for its residential real estate loan portfolio and 80% and 729 for its home equity portfolios, respectively. The Corporation does not originate for portfolio, sub-prime mortgages or sub-prime home equity loans or lines. The Corporation's exposure to residential real estate and home equity borrowers with credit scores that were less than 620 was approximately $285 million at June 30, 2007.

  During the second quarter of 2007, the Corporation opted to discontinue the sale and securitization of automobile loans into the secondary market. The loans previously classified as held for sale, were reclassified as portfolio loans at the lower of cost or market. Auto loans securitized and sold in the second quarters of 2007 and 2006 amounted to $0.05 billion and $0.2 billion, respectively. For the six months ended June 30, 2007, auto loans securitized and sold amounted to $0.2 billion compared to $0.3 billion in the six months ended June 30, 2006. Net gains from the sale and securitization of auto loans for the three and six months ended June 30, 2007 amounted to $1.3 million and $1.1 million, respectively. Net gains and losses from the sale and securitization of auto loans were not significant in either the three or six months ended June 30, 2006.

  The growth and composition of the Corporation's quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

                     Consolidated Average Deposits
                     -----------------------------

                                       2007                     2006                  Growth Pct.
                              -------------------- ----------------------------- ------------------
                                 Second    First     Fourth    Third     Second             Prior
                                Quarter   Quarter   Quarter   Quarter   Quarter   Annual   Quarter
                              ---------- --------- --------- --------- --------- -------- ---------
Bank issued deposits
  Noninterest bearing deposits
    Commercial                $  3,849   $  3,769  $  4,000  $  3,948  $  3,873    (0.6)%    2.1%
    Personal                       996        964       951       953       998    (0.2)     3.3
    Other                          586        586       575       561       533    10.1      0.0
                               --------   --------  --------  --------  -------- -------  -------
  Total noninterest
    bearing deposits             5,431      5,319     5,526     5,462     5,404     0.5      2.1

  Interest bearing activity deposits
    Savings and NOW              2,929      2,951     2,961     3,081     3,251    (9.9)    (0.7)
    Money market                 8,587      8,260     8,128     7,795     7,389    16.2      3.9
    Foreign activity             1,394      1,424     1,427     1,151     1,000    39.3     (2.1)
                               --------   --------  --------  --------  -------- -------  -------
  Total interest bearing
    activity deposits           12,910     12,635    12,516    12,027    11,640    10.9      2.2

  Time deposits
    Other CDs and time deposits  4,882      4,832     4,847     4,843     4,769     2.4      1.0
    CDs greater than $100,000    3,636      3,401     3,264     3,137     2,878    26.4      6.9
                               --------   --------  --------  --------  -------- -------  -------
  Total time deposits            8,518      8,233     8,111     7,980     7,647    11.4      3.5
                               --------   --------  --------  --------  -------- -------  -------
Total bank issued deposits      26,859     26,187    26,153    25,469    24,691     8.8      2.6

Wholesale deposits
  Money market                   1,795        938       835       795       737   143.5     91.4
  Brokered CDs                   3,635      4,332     5,257     5,510     5,382   (32.5)   (16.1)
  Foreign time                     829      1,101       892     1,147     1,931   (57.1)   (24.7)
                               --------   --------  --------  --------  -------- -------  -------
Total wholesale deposits         6,259      6,371     6,984     7,452     8,050   (22.3)    (1.8)
                               --------   --------  --------  --------  -------- -------  -------
Total consolidated
  average deposits            $ 33,118   $ 32,558  $ 33,137  $ 32,921  $ 32,741     1.2%     1.7%
                               ========   ========  ========  ========  ======== =======  =======

  Average total bank issued deposits increased $2.2 billion or 8.8% in the second quarter of 2007 compared to the second quarter of 2006. Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 5.8% in the second quarter of 2007 compared to the second quarter of 2006. Approximately $0.7 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $1.5 billion of the growth was organic. Of the $0.7 billion of average growth attributable to the banking acquisitions, $0.1 billion was attributable to average noninterest bearing deposits, $0.3 billion was attributable to average interest bearing deposits and $0.3 billion was attributable to average time deposits. Of the $1.5 billion of average bank issued deposit organic growth, $1.0 billion was attributable to average interest bearing deposits and $0.5 billion was attributable to average time deposits. Excluding the effect of the banking acquisitions, average noninterest bearing deposits were relatively unchanged in the second quarter of 2007 compared to the second quarter of 2006.

  For the six months ended June 30, 2007, average total bank issued deposits increased $3.7 billion or 16.2% compared to the six months ended June 30, 2006. Excluding the effect of the 2007 and 2006 banking acquisitions, average total bank issued deposit organic growth was 7.4% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Approximately $1.9 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $1.8 billion of the growth was organic. Of the $1.9 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $0.6 billion was attributable to average interest bearing deposits and $1.0 billion was attributable to average time deposits. Of the $1.8 billion of average bank issued deposit organic growth, $1.1 billion was attributable to average interest bearing deposits and $0.7 billion was attributable to average time deposits. Excluding the effect of the banking acquisitions, average noninterest bearing deposits were relatively unchanged in the first half of 2007 compared to the first half of 2006.

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

  For the three and six months ended June 30 2007 compared to the three and six months ended June 30 2006, the Corporation has been able to competitively price deposit products which has contributed to the growth in average bank issued interest bearing activity deposits and average bank issued time deposits. In addition, the Corporation continues to experience shifts in the bank issued deposit mix. In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost money market and time deposit products. Management expects this behavior to continue.

  Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit. These deposits allow the Corporation's bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Recently, the Corporation has placed less reliance on wholesale deposits. For the three months ended June 30, 2007, average wholesale deposits decreased $1.8 billion, or 22.3% compared to the three months ended June 30, 2006. For the six months ended June 30, 2007 average wholesale deposits decreased $1.0 billion, or 13.4% compared to the six months ended June 30, 2006. Average wholesale deposits for the six months ended June 30, 2007 include approximately $0.2 billion of wholesale deposits that were assumed in the 2006 banking acquisitions.

  Total borrowings increased $0.9 billion to $15.4 billion at June 30, 2007, compared to $14.5 billion at December 31, 2006. During the second quarter of 2007, the Corporation's lead bank, M&I Marshall & Ilsley Bank ("M&I Bank") issued $600 million of floating rate subordinated bank notes indexed to the three month London Inter-Bank Offered Rate ("LIBOR") with a final maturity date of 2012 subject to the Corporation's option to call the notes at par on December 4, 2007, March 4, 2008 and June 4, 2008. During the first quarter of 2007, the Corporation issued floating rate long term borrowings in the amount of $1.2 billion which are indexed to the one month LIBOR and mature at various times from 2008 through 2013. In addition, a $0.3 billion fixed rate borrowing with an interest rate of 5.15% and a maturity date of 2012 was issued in the first quarter of 2007. During the first quarter of 2007, the Corporation called its $200 million in principal amount of 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities.

  The Corporation's consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and six months ended June 30, 2007 and 2006, are presented in the following tables ($ in millions):

                     Consolidated Yield and Cost Analysis
                     ------------------------------------

                                         Three Months Ended          Three Months Ended
                                            June 30, 2007               June 30, 2006
                                   ---------------------------- ----------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                   ---------------------------- ----------------------------
Loans and leases: (a)
  Commercial loans and leases      $ 13,000.8 $ 245.8    7.58%  $ 11,944.7 $ 218.1    7.32%
  Commercial real estate loans       14,781.7   279.3    7.58     13,580.4   248.6    7.34
  Residential real estate loans       9,388.7   170.5    7.28      7,985.7   139.7    7.01
  Home equity loans and lines         4,223.2    79.1    7.52      4,595.7    82.6    7.21
  Personal loans and leases           1,514.3    29.4    7.80      1,591.5    28.5    7.20
                                    ---------- ------- -------   ---------- ------- -------
Total loans and leases               42,908.7   804.1    7.52     39,698.0   717.5    7.25

Investment securities (b):
  Taxable                             6,325.7    78.7    4.94      5,818.3    70.9    4.79
  Tax Exempt (a)                      1,300.1    21.6    6.72      1,316.1    22.9    7.04
                                    ---------- ------- -------   ---------- ------- -------
Total investment securities           7,625.8   100.3    5.24      7,134.4    93.8    5.19

Trading securities (a)                   58.4     0.3    2.47         50.3     0.2    1.70
Other short-term investments            273.3     3.7    5.40        374.2     5.0    5.37
                                    ---------- ------- -------   ---------- ------- -------
Total interest earning assets      $ 50,866.2 $ 908.4    7.16%  $ 47,256.9 $ 816.5    6.91%
                                    ========== ======= =======   ========== ======= =======

Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $ 12,910.2 $ 114.9    3.57%  $ 11,639.6 $  94.5    3.26%
    Bank issued time deposits         8,518.1   104.9    4.94      7,646.9    81.0    4.25
                                    ---------- ------- -------   ---------- ------- -------
  Total bank issued deposits         21,428.3   219.8    4.11     19,286.5   175.5    3.65

  Wholesale deposits                  6,258.5    79.4    5.09      8,050.6    96.0    4.78
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing deposits      27,686.8   299.2    4.33     27,337.1   271.5    3.98

Short-term borrowings                 4,297.7    56.0    5.23      3,418.6    43.1    5.06
Long-term borrowings                 11,941.9   150.3    5.05     10,050.2   117.4    4.69
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing liabilities $ 43,926.4 $ 505.5    4.62%  $ 40,805.9 $ 432.0    4.25%
                                    ========== ======= =======   ========== ======= =======
Net interest margin (FTE)                     $ 402.9    3.17%             $ 384.5    3.26%
                                               ======= =======              ======= =======
Net interest spread (FTE)                                2.54%                        2.66%
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

                     Consolidated Yield and Cost Analysis
                     ------------------------------------

                                          Six Months Ended           Six Months Ended
                                            June 30, 2007               June 30, 2006
                                   ---------------------------- ----------------------------
                                                        Average                     Average
                                      Average          Yield or    Average          Yield or
                                      Balance Interest Cost (b)    Balance Interest Cost (b)
                                   ---------------------------- ----------------------------
Loans and leases: (a)
  Commercial loans and leases      $ 12,839.8 $ 483.9    7.60%  $ 11,161.7 $ 394.9    7.14%
  Commercial real estate loans       14,600.0   549.4    7.59     12,088.7   429.7    7.17
  Residential real estate loans       9,275.8   335.8    7.30      7,632.5   262.5    6.94
  Home equity loans and lines         4,259.0   159.1    7.53      4,650.5   163.6    7.09
  Personal loans and leases           1,535.4    59.5    7.82      1,668.8    57.7    6.97
                                    ---------- ------- -------   ---------- ------- -------
Total loans and leases               42,510.0 1,587.7    7.53     37,202.2 1,308.4    7.09

Investment securities (b):
  Taxable                             6,240.0   155.7    4.98      5,401.1   128.8    4.72
  Tax Exempt (a)                      1,294.1    43.1    6.79      1,328.3    46.3    7.12
                                    ---------- ------- -------   ---------- ------- -------
Total investment securities           7,534.1   198.8    5.29      6,729.4   175.1    5.18

Trading securities (a)                   49.9     0.5    2.03         42.3     0.3    1.37
Other short-term investments            275.2     7.5    5.49        345.1     8.6    5.01
                                    ---------- ------- -------   ---------- ------- -------
Total interest earning assets      $ 50,369.2$1,794.5    7.18%  $ 44,319.0$1,492.4    6.78%
                                    ========== ======= =======   ========== ======= =======

Interest bearing deposits:
  Bank issued deposits:
    Bank issued interest
      bearing activity deposits    $ 12,773.0 $ 226.5    3.58%  $ 11,055.2 $ 169.2    3.09%
    Bank issued time deposits         8,376.3   203.2    4.89      6,601.4   134.3    4.10
                                    ---------- ------- -------   ---------- ------- -------
  Total bank issued deposits         21,149.3   429.7    4.10     17,656.6   303.5    3.47
  Wholesale deposits                  6,314.5   159.5    5.09      7,293.6   166.8    4.61
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing deposits      27,463.8   589.2    4.33     24,950.2   470.3    3.80
Short-term borrowings                 4,273.3   111.0    5.24      3,394.9    82.5    4.90
Long-term borrowings                 11,783.7   294.0    5.03      9,728.9   222.1    4.60
                                    ---------- ------- -------   ---------- ------- -------
Total interest bearing liabilities $ 43,520.8 $ 994.2    4.61%  $ 38,074.0 $ 774.9    4.10%
                                    ========== ======= =======   ========== ======= =======
Net interest margin (FTE)                     $ 800.3    3.20%             $ 717.5    3.26%
                                               ======= =======              ======= =======
Net interest spread (FTE)                                2.57%                        2.68%
                                                       =======                      =======

  (a) Fully taxable equivalent ("FTE") basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
  (b) Based on average balances excluding fair value adjustments for available for sale securities.

  The net interest margin FTE decreased 9 basis points from 3.26% in the second quarter of 2006 to 3.17% in the second quarter of 2007. For the six months ended June 30, 2007, the net interest margin FTE was 3.20% compared to 3.26% for the six months ended June 30, 2006, a decrease of 6 basis points. Compared to the first quarter of 2007, the net interest margin FTE decreased 6 basis points from 3.23% in the first quarter of 2007 to 3.17% in the second quarter of 2007. The net interest margin in the second quarter of 2007 was negatively impacted by the effect of the common stock repurchases that required $294.7 million in cash and positively impacted by the lower interest rate on funds used for the early retirement of the Corporation's $200 million in principal amount of 7.65% junior subordinated deferrable interest debentures.

  Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation's markets, prepayment activity, future interest rate changes and various other factors. Similar to the general trends being experienced throughout the industry, the Corporation continues to be challenged by narrowing loan spreads, slowing loan growth and the shift in the bank issued deposit mix by new and existing depositors into higher yielding products. Management expects these trends to continue and expects that there will be downward pressure, particularly during periods of elevated levels of nonperforming loans and leases, on the net interest margin FTE for the remainder of 2007.

       PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY
       ------------------------------------------------------
  The following tables present comparative consolidated credit quality information as of June 30, 2007 and the prior four quarters:

                          Nonperforming Assets
                          --------------------
                                 ($000's)

                                                   2007                         2006
                                         -----------------------  -----------------------------------
                                            Second      First       Fourth      Third        Second
                                           Quarter     Quarter     Quarter     Quarter      Quarter
                                         ----------- -----------  ----------- ----------- -----------
Nonaccrual                               $  373,387  $  340,684   $  264,890  $  213,920  $  193,028
Renegotiated                                    113         117          125         130         133
Past due 90 days or more                     10,463      10,858        2,991       5,132       4,855
                                          ----------  ----------   ----------  ----------  ----------
Total nonperforming loans and leases        383,963     351,659      268,006     219,182     198,016
Other real estate owned                      24,462      26,580       25,452      15,152      11,701
                                          ----------  ----------   ----------  ----------  ----------
Total nonperforming assets               $  408,425  $  378,239   $  293,458  $  234,334  $  209,717
                                          ==========  ==========   ==========  ==========  ==========
Allowance for loan and lease losses      $  431,012  $  423,084   $  420,610  $  417,375  $  415,201
                                          ==========  ==========   ==========  ==========  ==========

                         Consolidated Statistics
                         -----------------------

                                                   2007                         2006
                                         -----------------------  -----------------------------------
                                            Second      First       Fourth      Third        Second
                                           Quarter     Quarter     Quarter     Quarter      Quarter
                                         ----------- -----------  ----------- ----------- -----------
Net charge-offs to average
  loans and leases annualized                  0.22%       0.14%        0.14%       0.08%       0.10%
Total nonperforming loans and leases
  to total loans and leases                    0.89        0.83         0.64        0.53        0.49
Total nonperforming assets to total loans
  and leases and other real estate owned       0.94        0.89         0.70        0.57        0.52
Allowance for loan and lease losses
  to total loans and leases                    1.00        1.00         1.00        1.01        1.03
Allowance for loan and lease losses
  to total nonperforming loans and leases       112         120          157         190         210

                     Nonaccrual Loans and Leases By Type
                     -----------------------------------
                                 ($000's)

                                                   2007                         2006
                                         -----------------------  -----------------------------------
                                            Second      First       Fourth      Third        Second
                                           Quarter     Quarter     Quarter     Quarter      Quarter
                                         ----------- -----------  ----------- ----------- -----------
Commercial
  Commercial, financial and agricultural $   48,525  $   60,331   $   50,855  $   56,541  $   59,558
  Lease financing receivables                 1,101       1,510        1,119         539         454
                                          ----------  ----------   ----------  ----------  ----------
Total commercial                             49,626      61,841       51,974      57,080      60,012

Real estate
  Construction and land development         152,554     129,061       71,298      47,265      32,602
  Commercial mortgage                        70,835      66,596       57,705      40,234      40,669
  Residential mortgage                       98,994      78,578       82,675      67,799      58,255
                                          ----------  ----------   ----------  ----------  ----------
Total real estate                           322,383     274,235      211,678     155,298     131,526

Personal                                      1,378       4,608        1,238       1,542       1,490
                                          ----------  ----------   ----------  ----------  ----------
Total nonaccrual loans and leases        $  373,387  $  340,684   $  264,890  $  213,920  $  193,028
                                          ==========  ==========   ==========  ==========  ==========

           Reconciliation of Allowance for Loan and Lease Losses
           -----------------------------------------------------
                                 ($000's)

                                                   2007                         2006
                                         -----------------------  -----------------------------------
                                            Second      First       Fourth      Third        Second
                                           Quarter     Quarter     Quarter     Quarter      Quarter
                                         ----------- -----------  ----------- ----------- -----------
Beginning balance                        $  423,084  $  420,610   $  417,375  $  415,201  $  368,760
Provision for loan and lease losses          26,026      17,148       18,253      10,250      11,053
Allowance of banks and loans acquired         5,513          --          --           --      45,258
Loans and leases charged-off
  Commercial                                 15,433       7,222        2,213       4,073       6,125
  Real estate                                 7,789       6,616       11,483       4,971       3,385
  Personal                                    4,473       4,290        4,216       3,516       3,088
  Leases                                        464         173          256         165       1,253
                                          ----------  ----------   ----------  ----------  ----------
Total charge-offs                            28,159      18,301       18,168      12,725      13,851

Recoveries on loans and leases
  Commercial                                  1,764       1,712        1,097       2,251         847
  Real estate                                 1,070         488          415         783       1,224
  Personal                                    1,095         935        1,096       1,031       1,149
  Leases                                        619         492          542         584         761
                                          ----------  ----------   ----------  ----------  ----------
Total recoveries                              4,548       3,627        3,150       4,649       3,981
                                          ----------  ----------   ----------  ----------  ----------
Net loans and leases charged-off             23,611      14,674       15,018       8,076       9,870
                                          ----------  ----------   ----------  ----------  ----------
Ending balance                           $  431,012  $  423,084   $  420,610  $  417,375  $  415,201
                                          ==========  ==========   ==========  ==========  ==========

  Nonperforming assets consist of nonperforming loans and leases and other real estate owned ("OREO").

  OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $24.5 million at June 30, 2007, compared to $26.6 million at March 31, 2007 and $11.7 million at June 30, 2006. Construction and land development and residential real estate properties acquired in partial or total satisfaction of problem loans accounted for 27.3% and 58.6% of OREO at June 30, 2007, respectively.

  Nonperforming loans and leases consist of nonaccrual, renegotiated or restructured loans, and loans and leases that are delinquent 90 days or more and still accruing interest. The balance of nonperforming loans and leases can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

  At June 30, 2007, nonperforming loans and leases amounted to $384.0 million or 0.89% of consolidated loans and leases compared to $351.7 million or 0.83% of consolidated loans and leases at March 31, 2007, and $198.0 million or 0.49% of consolidated loans and leases at June 30, 2006.

  Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases. Since March 31, 2007, nonaccrual commercial and industrial loans decreased $11.8 million or 19.6%, nonaccrual personal loans decreased $3.2 million or 70.1% and nonaccrual lease financing receivables decreased $0.4 million or 27.1% . Since March 31, 2007, nonaccrual construction and land development increased $23.5 million or 18.2%, nonaccrual residential real estate loans, including home equity loans and lines, increased $20.4 million or 26.0% and nonaccrual commercial real estate increased $4.2 million or 6.4% .

  At June 30, 2007, nonperforming loans and leases continue to be concentrated in housing-related loans. The housing slowdown is impacting the performance of some of the Corporation's construction and land development and residential real estate loans. A re-balancing of supply and demand within the national housing market has reduced both absorption rates and valuations, causing stress for some borrowers within these loan segments. These loans are geographically dispersed and are in both the Corporation's originated and acquired loan portfolios.

  Nonperforming loans and leases associated with the 2006 banking acquisitions amounted to $75.2 million or 1.91% of the acquired loans and leases and 19.6% of total consolidated nonperforming loans and leases at June 30, 2007. Nonperforming loans and leases associated with the 2007 banking acquisition were insignificant at June 30, 2007.

  Throughout this credit cycle, the Corporation has maintained its underwriting standards including its typical loan to value standards in real estate lending. As stated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, the Corporation does not hold loans with below market or so-called teaser interest rates and does not hold option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization). The Corporation's comprehensive approval process is critical to ensuring that the risk of loss from nonperforming loans and leases on a long-term basis is minimized within the overall framework of acceptable levels of credit risk.

  Managing nonperforming loans and leases is important to the ongoing success of a financial services institution. In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. The Corporation's comprehensive credit review process is critical to ensuring that potential nonperforming loans and leases as well as nonperforming loans and leases are aggressively identified and isolated in a timely manner so that strategies can be developed to minimize the risk of loss to the Corporation. At June 30, 2007 approximately $52.3 million or 13.6% of the Corporation's nonperforming loans and leases were 60 days or less past due.

  Net charge-offs amounted to $23.6 million or 0.22% of average loans and leases in the second quarter of 2007 compared to $14.7 million or 0.14% of average loans and leases in the first quarter of 2007 and $9.9 million or 0.10% of average loans and leases in the second quarter of 2006. For the six months ended June 30, 2007, net charge-offs amounted to $38.3 million or 0.18% of average loans and leases compared to $15.9 million or 0.09% of average loans for the six months ended June 30, 2006. The most recent five year historical average net charge-off ratio was 0.15% . The ratio of recoveries to charge-offs was 16.2% for the three months ended June 30, 2007 compared to 19.8% for the three months ended March 31, 2007 and 28.7% in the second quarter of 2006. The ratio of recoveries to charge-offs was 17.6% for the six months ended June 30, 2007. The most recent five year average ratio of recoveries to charge-offs was 30.4%.

  The provisions for loan and lease losses amounted to $26.0 million for the three months ended June 30, 2007 compared to $11.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, the provisions for loan and lease losses amounted to $43.2 million compared to approximately $22.1 million for the six months ended June 30, 2006. The allowance for loan and lease losses as a percent of consolidated loans and leases outstanding was 1.00% at June 30, 2007, 1.00% at March 31, 2007 and 1.03% at June 30, 2006.

  During the second quarter the Corporation experienced an increase in the level of problem loan resolutions, decline in nonperforming commercial and industrial loans and slowing in the rate of increase of nonperforming real estate loans compared to the prior two quarters. While these may be signs that nonperforming loan and lease trends are beginning to stabilize, negative economic events, adverse developments in industry segments within the loan and lease portfolios or deterioration of a large loan or loans could continue to have an adverse impact on the level of nonperforming loans and leases. Management believes that in the near term the expected level of nonperforming loans and leases may continue to increase from current levels. This expectation is based in part on the fact that real estate related loans such as construction and land development loans tend to be more complex and may take additional time to satisfactorily resolve. At the present time, the Corporation's nonperforming loans and leases continue to be generally well-collateralized, geographically dispersed and the risk of loss on a per loan basis remains manageable.

  Management continues to expect that its annual historical net charge-off range of 15 to 20 basis points of average loans and leases is representative of the net charge-offs expected for the year ended December 31, 2007.

                              OTHER INCOME
                              ------------
  Other income or noninterest sources of revenue represented 57.6% and 55.0% of the Corporation's total sources of revenues for the three months ended June 30, 2007 and 2006, respectively. Total other income in the second quarter of 2007 amounted to $537.0 million compared to $461.0 million in the same period last year, an increase of $76.0 million or 16.5% . As previously discussed, other income for the three months ended June 30, 2007 included a pre-tax gain of $19.0 million from the sale of MasterCard Class B shares. Other income for the three months ended June 30, 2006 included $20.7 million of mark-to-market losses for derivative financial instruments that did not qualify for hedge accounting. The remaining increase in other income was primarily due to growth in data processing services and wealth management services revenue.

  For the six months ended June 30, 2007 and 2006, noninterest sources of revenue represented 57.0% and 56.5% of the Corporation's total sources of revenues, respectively. Total other income in the six months ended June 30, 2007 amounted to $1,044.1 million compared to $911.8 million in the same period last year, an increase of $132.3 million or 14.5% . As previously discussed, other income for the six months ended June 30, 2007 included a pre-tax gain of $19.0 million on the sale of MasterCard Class B shares and $7.0 million in net gains related to Metavante's investment in Firstsource. Other income for the six months ended June 30, 2006 included $42.0 million of mark-to-market losses for derivative financial instruments that did not qualify for hedge accounting. The remaining increase in other income was primarily due to growth in data processing services and wealth management services revenue.

  Data processing services external revenue (Metavante) amounted to $363.8 million in the second quarter of 2007 compared to $345.0 million in the second quarter of 2006, an increase of $18.8 million or 5.5% . For the six months ended June 30, 2007, Data processing services external revenue amounted to $720.2 million compared to $688.0 million for the six months ended June 30, 2006, an increase of $32.2 million or 4.7% . Revenue growth continued throughout the segment due to revenue associated with acquisitions and higher transaction volumes in core processing and payment processing activities. Revenue associated with Metavante's acquisition completed in the first quarter of 2007 and the acquisition completed in the third quarter of 2006 contributed approximately $7.5 million and $15.0 million of the revenue growth in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively. Metavante estimates that total revenue growth (internal and external) for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 excluding the acquisitions ("organic revenue growth"), was approximately 2.8% and 2.4%, respectively. To determine the estimated organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

  Management continues to expect that Metavante revenue (internal and external) for the year ended December 31, 2007 will be within a range of $1.60 billion to $1.64 billion and annual organic revenue growth in 2007 will be in the mid-single digits.

  Wealth management revenue amounted to $65.6 million in the second quarter of 2007 compared to $56.3 million in the second quarter of 2006, an increase of $9.3 million or 16.5% . For the six months ended June 30, 2007, Wealth management revenue amounted to $126.3 million compared to $109.1 million for the six months ended June 30, 2006, an increase of $17.2 million or 15.7%. Wealth management revenue growth attributable to the 2007 and 2006 acquisitions amounted to $1.3 million and $2.3 million for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively. Continued success in cross-selling and integrated delivery initiatives, improved investment performance and improving results in institutional sales efforts and outsourcing activities were the primary contributors to the remaining revenue growth over the respective periods. Assets under management were approximately $24.6 billion at June 30, 2007 compared to $22.5 billion at December 31, 2006, and $20.4 billion at June 30, 2006.

  Service charges on deposits amounted to $28.1 million in the second quarter of 2007 compared to $25.0 million in the second quarter of 2006, an increase of $3.1 million or 12.2% . For the six months ended June 30, 2007, service charges on deposits amounted to $53.9 million compared to $47.6 million for the six months ended June 30, 2006, an increase of $6.3 million or 13.4% . The banking acquisitions contributed $0.2 million and $2.3 million of the growth in service charges on deposits for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively. The remainder of the growth was primarily attributable to fees associated with new products. A portion of this source of fee income is sensitive to changes in interest rates.

  Total mortgage banking revenue was $12.0 million in the second quarter of 2007 compared with $12.9 million in the second quarter of 2006, a decrease of $0.9 million or 7.5% . For the six months ended June 30, 2007, total mortgage banking revenue amounted to $22.1 million compared to $25.9 million for the six months ended June 30, 2006, a decrease of $3.8 million or 14.5%. For each of the three months ended June 30, 2007 and 2006, the Corporation sold $0.6 billion of residential mortgage and home equity loans to the secondary market. For each of the six months ended June 30, 2007 and 2006, the Corporation sold $1.2 billion of residential mortgage and home equity loans to the secondary market. The Corporation continues to sell home equity loans at origination.

  Net investment securities gains amounted to $19.5 million in the second quarter of 2007 compared to $1.0 million in the second quarter of 2006, an increase of $18.5 million. For the six months ended June 30, 2007 and 2006, Net investment securities gains amounted to $21.0 million and $2.1 million, respectively. As previously discussed, gains related to the sale of MasterCard Class B shares for both the three and six month periods ended June 30, 2007 amounted to $19.0 million, respectively.

  As previously discussed, Net derivative losses-discontinued hedges that amounted to $20.7 million and $42.0 million for the three and six months ended June 30, 2006, respectively, represent the mark-to-market adjustments associated with certain interest rate swaps. Based on expanded interpretations of the accounting standard for derivatives and hedge accounting, it was determined that certain transactions did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the interest rate swaps was recorded in earnings with no corresponding offset to the hedged items or accumulated other comprehensive income. Management believes the changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

  Other income in the second quarter of 2007 amounted to $41.1 million compared to $34.0 million in the second quarter of 2006, an increase of $7.1 million or 20.7%. For the six months ended June 30, 2007, other income amounted to $78.0 million compared to $66.9 million for the six months ended June 30, 2006, an increase of $11.1 million or 16.6% . The growth in other income in the three and six months ended June 30, 2007 compared to the three and six month ended June 30, 2006, respectively was primarily attributable to an increase in a variety of sources of fees and other income.

                             OTHER EXPENSE
                             -------------
  Total other expense for the three months ended June 30, 2007 amounted to $576.5 million compared to $544.3 million for the three months ended June 30, 2006, an increase of $32.2 million or 5.9% . For the six months ended June 30, 2007, total other expense amounted to $1,129.5 million compared to $1,049.4 million, an increase of $80.1 million or 7.6%.

  Total other expense for the three and six months ended June 30, 2007 includes the operating expenses associated with Metavante's 2007 and 2006 acquisitions, and the 2007 and 2006 banking and wealth management acquisitions. The operating expenses of the acquired entities have been included in the Corporation's consolidated operating expenses from the dates the transactions were completed, which had an impact on the period to period comparability of operating expenses in 2007 compared to 2006. Approximately $14.0 million of the operating expense growth in the second quarter of 2007 compared to the second quarter of 2006 and $40.8 million of the operating expense growth in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was attributable to the acquisitions. Total other expense for the three and six months ended June 30, 2007 included transaction expenses of $2.6 million and $4.0 million, respectively, associated with the plan to separate Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies. Total other expense for the six months ended June 30, 2007 included the loss of $9.5 million related to the call of the Corporation's 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities.

  The Corporation estimates that its expense growth in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, excluding the effects of the acquisitions and the Metavante transaction costs, was approximately $15.7 million or 2.9% . For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, the estimated expense growth excluding the acquisitions, the Metavante transaction costs and the loss related to the call of the Corporation's 7.65% junior subordinated deferrable interest debentures, was approximately $25.8 million or 2.5 %.

  Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by taking total other expense (excluding Metavante transaction costs) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses and net derivative losses-discontinued hedges) and net interest income on a fully taxable equivalent basis. The Corporation's efficiency ratios for the three months ended June 30, 2007 and prior four quarters were:

                            Efficiency Ratios
                            -----------------

                                                    Three Months Ended
                        -------------------------------------------------------------------------
                           June 30,       March 31,    December 31,   September 30,     June 30,
                             2007           2007           2006            2006          2006
                        -------------- -------------- -------------- -------------- -------------
Consolidated Corporation        62.3%          61.0%          62.2%          62.6%         62.9%

Consolidated Corporation
  Excluding Metavante           51.3%          50.5%          50.6%          52.4%         51.2%

  Salaries and employee benefits expense amounted to $317.8 million in the second quarter of 2007 compared to $307.1 million in the second quarter of 2006, an increase of $10.7 million or 3.5% . For the six months ended June 30, 2007, salaries and employee benefits expense amounted to $614.9 million compared to $584.5 million for the six months ended June 30, 2006, an increase of $30.4 million or 5.2% . Salaries and benefits expense associated with the acquisitions previously discussed accounted for approximately $7.4 million and $21.4 million of the increase in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively.

  For the second quarter of 2007, occupancy and equipment expense amounted to $62.3 million compared to $63.8 million in the second quarter of 2006, a decrease of $1.5 million or 2.4% . For each of the six months ended June 30, 2007 and 2006, occupancy and equipment expense amounted to $121.6 million, respectively. The increase in occupancy and equipment expense associated with the acquisitions and bank branch expansion was offset by reduced occupancy and equipment expense by Metavante in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively.

  Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $105.8 million in the second quarter of 2007 compared to $89.1 million in the second quarter of 2006, an increase of $16.7 million or 18.8% . For the six months ended June 30, 2007, software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $203.7 million compared to $175.0 million for the six months ended June 30, 2006, an increase of $28.7 million or 16.4% . The acquisitions accounted for $1.3 million and $3.2 million of the expense growth for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively. Metavante's expense growth accounted for the majority of the remaining increase in expense for these items in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

  Amortization of intangibles amounted to $12.3 million in the second quarter of 2007 compared to $12.0 million in the second quarter of 2006, an increase of $0.3 million. For the six months ended June 30, 2007, amortization of intangibles amounted to $23.6 million compared to $20.9 million for the six months ended June 30, 2006, an increase of $2.7 million. The increase in amortization associated with the acquisitions amounted to $1.4 million and $4.0 million for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively. Those increases were offset by lower amortization of core deposit intangibles from previous acquisitions, which are based on a declining balance method.

  As previously discussed, the Corporation incurred certain transaction costs associated with the announced plan to separate Marshall & Ilsley Corporation and Metavante into two separate publicly held companies. For the three and six months ended June 30, 2007, these costs amounted to $2.6 million and $4.0 million, respectively and consisted primarily of consulting and legal fees.

  Other expense amounted to $75.8 million in the second quarter of 2007 compared to $72.3 million in the second quarter of 2006, an increase of $3.5 million or 4.9% . For the six months ended June 30, 2007, other expense amounted to $161.7 million compared to $147.4 million for the six months ended June 30, 2006, an increase of $14.3 million or 9.7% . The acquisitions accounted for $2.6 million and $7.9 million of the growth in other expense for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively. As previously discussed, other expense for the six months ended June 30, 2007 includes the loss of $9.5 million related to the call of the Corporation's 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities.

                             INCOME TAXES
                             ------------
  The provision for income taxes for the three months ended June 30, 2007 amounted to $110.0 million or 33.3% of pre-tax income compared to $91.9 million or 32.5% of pre-tax income for the three months ended June 30, 2006. For the six months ended June 30, 2007, the provision for income taxes amounted to $220.6 million or 33.5% of pre-tax income compared to $178.7 million or 33.0% of pre-tax income for the six months ended June 30, 2006. During the second quarter of 2006, an income tax benefit was recognized for the integration and realignment of Metavante subsidiaries that resulted in a lower provision for income taxes in the consolidated statements of income for the three and six months ended June 30, 2006.

              RECONCILIATION OF NON-GAAP TO GAAP RESULTS
              ------------------------------------------
  The Corporation has provided non-GAAP ("Generally Accepted Accounting Principles") operating results for the three and six months ended June 30, 2007 and 2006 as a supplement to its GAAP financial results. The Corporation believes that these non-GAAP financial measures are useful because they allow investors to assess, on a consistent basis, the Corporation's core operating performance, exclusive of items management believes are not reflective of the operations of the Corporation. Management uses such non-GAAP financial measures to evaluate financial results and to establish operational goals. These non-GAAP financial measures should be considered a supplement to, and not as a substitute for, financial measures prepared in accordance with GAAP.

                                                       Three Months Ended
                                   -----------------------------------------------------------
                                            June 30, 2007                 June 30, 2006
                                   ----------------------------   ----------------------------
                                                         Per                            Per
                                       Amount          Diluted        Amount          Diluted
                                   ($ in millions)      Share     ($ in millions)      Share
                                   ---------------   ----------   ---------------   ----------
Net Income                         $        220.3    $    0.83    $        190.5    $    0.74
Metavante Transaction Costs, net of tax       2.3         0.01                --           --
Net Derivative Losses -
  Discontinued Hedges, net of tax              --           --              13.2         0.05
                                    --------------    ---------    --------------    ---------
Net Income as Adjusted             $        222.6    $    0.84    $        203.7    $    0.79
                                    ==============    =========    ==============    =========

Average Shareholders' Equity                                      $        5,664
Cumulative Net Derivative Losses - Discontinued Hedges, net of tax            27
                                                                   --------------
Adjusted Average Shareholders' Equity                             $        5,691
                                                                   ==============
Based on Net Income as Adjusted:
  Return on Assets                                        1.55%                          1.52%
  Return on Equity                                       13.69                          14.36

                                                        Six Months Ended
                                   -----------------------------------------------------------
                                            June 30, 2007                 June 30, 2006
                                   ----------------------------   ----------------------------
                                                         Per                            Per
                                       Amount          Diluted        Amount          Diluted
                                   ($ in millions)      Share     ($ in millions)      Share
                                   ---------------   ----------   ---------------   ----------
Net Income                         $        437.1    $    1.66    $        363.6    $    1.46
Metavante Transaction Costs, net of tax       3.6         0.02                --           --
Net Derivative Losses -
  Discontinued Hedges, net of tax              --           --              26.9         0.11
                                    --------------    ---------    --------------    ---------
Net Income as Adjusted             $        440.7    $    1.68    $        390.5    $    1.57
                                    ==============    =========    ==============    =========

Average Shareholders' Equity                                      $        5,241
Cumulative Net Derivative Losses - Discontinued Hedges, net of tax            24
                                                                   --------------
Adjusted Average Shareholders' Equity                             $        5,265
                                                                   ==============
Based on Net Income as Adjusted:
  Return on Assets                                        1.56%                          1.57%
  Return on Equity                                       13.90                          14.96

                     LIQUIDITY AND CAPITAL RESOURCES
                     -------------------------------
  Shareholders' equity was $6.44 billion or 11.0% of total consolidated assets at June 30, 2007, compared to $6.15 billion or 10.9% of total consolidated assets at December 31, 2006, and $5.73 billion or 10.5% of total consolidated assets at June 30, 2006.

  During the second quarter of 2007, the Corporation issued 441,252 shares of its common stock valued at $21.0 million in conjunction with the Corporation's acquisition of North Star. Also during the second quarter of 2007, the Corporation issued 4,410,647 shares of its common stock valued at $204.3 million and exchanged vested stock options valued at approximately $15.3 million in conjunction with the Corporation's acquisition of United Heritage.

  During the first quarter of 2007, the Corporation issued 403,508 shares of its common stock valued at $19.2 million to fund its 2006 obligations under its retirement and employee stock ownership plans. Also during the first and second quarters of 2007, the Corporation issued 85,777 shares of its common stock for $3.4 million and 81,036 shares of its common stock for $3.3 million, respectively, to fund its obligation under its employee stock purchase plan.

  At June 30, 2007, the net loss in accumulated other comprehensive income amounted to $63.8 million, which represented a negative change in accumulated other comprehensive income of $46.2 million since December 31, 2006. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $79.9 million at June 30, 2007, compared to a net loss of $22.0 million at December 31, 2006, resulting in a net loss of $57.9 million over the six month period. The net unrealized gain associated with the change in fair value of the Corporation's derivative financial instruments designated as cash flow hedges was $12.4 million for the six months ended June 30, 2007. The change in the postretirement benefit obligation plan funded status at June 30, 2007 compared to December 31, 2006, declined $0.7 million due to periodic amortization included in postretirement expense.

  On April 24, 2007, the Corporation announced that its Board of Directors increased the quarterly cash dividend on its common stock 14.8%, to $0.31 per common share from $0.27 per common share.

  The Corporation has a Stock Repurchase Program under which it may repurchase up to 12 million shares of its common stock annually. During the second quarter of 2007, the Corporation completed two accelerated share repurchase transactions under its authorized Stock Repurchase Program. In the aggregate, the Corporation acquired 6,117,070 shares of its common stock in these transactions. Total consideration in these transactions amounted to $297.3 million and consisted of cash of $294.7 million and common treasury stock valued at $2.6 million. In conjunction with the first accelerated share repurchase transaction executed during the second quarter of 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation. After these repurchases, approximately 5,882,930 shares remain available under prior repurchase authorizations by the Corporation's Board of Directors. There were no purchases under the program during the first quarter of 2007. During the first quarter of 2006, the Corporation repurchased 1.0 million shares at an aggregate cost of $41.8 million. There were no purchases under the program in the second quarter of 2006.

  The shares of common stock acquired during the second quarter of 2007 are expected to somewhat mitigate the impact of the common stock to be issued to settle the common stock purchase contracts that are a component of the 6.50% Common SPACES that were issued in 2004.

  Each Common SPACES has a stated amount of $25 and consists of (i) a stock purchase contract under which the holder agrees to purchase, and the Company agrees to sell, for $25, shares of common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security, also referred to as the STACKS, of M&I Capital Trust B with an initial liquidation amount of $1,000. The Company has guaranteed payments on the STACKS as described in the prospectus supplement for the Common SPACES.

  The stock purchase date is expected to be August 15, 2007, but could be deferred for quarterly periods until August 15, 2008. The STACKS underlying the Common SPACES are being remarketed, and the proceeds of such remarketing will be used to settle the obligations of the holders of Common SPACES under the stock purchase contract, unless a holder elects not to participate in the remarketing, in which case, the holder will be required to deliver cash, in the amount of $1,000 per STACKS, to the collateral agent. The Common SPACES will only be suspended from trading following a successful remarketing of the STACKS, or in the event that there is a failure to remarket the STACKS for settlement on or before August 15, 2008, in which case there will be a failed remarketing.

  The settlement rate of the stock purchase contracts will be as follows:

  If the adjusted applicable market value of common stock is equal to or greater than the "threshold appreciation price" of $46.28, the settlement rate will be 0.5457 shares of common stock.

  If the adjusted applicable market value of common stock is less than the threshold appreciation price but greater than the "reference price" of $37.32, the settlement rate will be a number of shares of common stock equal to $25 divided by the applicable market value.

  If the adjusted applicable market value of common stock is less than or equal to the reference price, the settlement rate will be 0.6768 shares of common stock.

  The "applicable market value" means the average of the closing price per share of common stock on each of the 20 consecutive trading days ending on August 10, 2007. The "adjusted applicable market value" shall be calculated by multiplying the closing price for each of the 20 consecutive trading days by an Adjustment Factor of 1.0103, and dividing the sum of all such adjusted closing prices by 20.

  The Corporation currently expects that the adjusted applicable market value of common stock will be less than the threshold appreciation price but greater than the reference price. Therefore, the settlement rate is expected to be a number of shares of common stock equal to $25 divided by the applicable market value. Assuming an applicable market value of $43.7675, the average of the closing prices of the Corporation's common stock for the period from July 16, 2007 through July 31, 2007, the Corporation estimates that it would issue approximately 9.1 million shares of its common stock to settle the common stock purchase contracts that are a component of the 6.50% Common SPACES.

  The 6.50% Common SPACES of the Corporation will be suspended from trading before the opening of business on August 15, 2007 following, and subject to, the consummation of the successful remarketing of the STACKS issued as a component of the Common SPACES.

  The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

                        RISK-BASED CAPITAL RATIOS
                        -------------------------
                             ($ in millions)

                                       June 30, 2007                  December 31, 2006
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,751           7.39 % $           3,873           7.88 %
 Tier 1 Capital
   Minimum Requirement                 2,031           4.00               1,965           4.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $           1,720           3.39 % $           1,908           3.88 %
                            =================  =============   =================  =============

 Total Capital             $           5,947          11.71 % $           5,489          11.17 %
 Total Capital
   Minimum Requirement                 4,063           8.00               3,930           8.00
                            -----------------  -------------   -----------------  -------------

 Excess                    $           1,884           3.71 % $           1,559           3.17 %
                            =================  =============   =================  =============

 Risk-Adjusted Assets      $          50,785                  $          49,128
                            =================                  =================

                             LEVERAGE RATIOS
                             ---------------
                             ($ in millions)

                                       June 30, 2007                  December 31, 2006
                            ---------------------------------  ---------------------------------
                                  Amount           Ratio             Amount           Ratio
                            ---------------------------------  ---------------------------------
 Tier 1 Capital            $           3,751           6.88 % $           3,873           7.38 %
 Minimum Leverage
   Requirement                 1,634 - 2,724    3.00 - 5.00       1,575 - 2,625    3.00 - 5.00
                            -----------------  -------------   -----------------  -------------
 Excess                    $   2,117 - 1,027    3.88 - 1.88 % $   2,298 - 1,248    4.38 - 2.38 %
                            =================  =============   =================  =============
 Adjusted Average
   Total Assets            $          54,489                  $          52,508
                            =================                  =================

  The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation's own cash requirements are met. The Corporation maintains liquidity by obtaining funds from several sources.

  The Corporation's most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $7.2 billion at June 30, 2007, represent a highly accessible source of liquidity. The Corporation's portfolio of held-to-maturity investment securities, which totaled $0.4 billion at June 30, 2007, provides liquidity from maturities and amortization payments. The Corporation's loans held for sale provide additional liquidity. These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold within thirty to ninety days after the loan has been funded.

  Depositors within the Corporation's defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $21.8 billion in the second quarter of 2007. The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

  The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation's own banking branches. These deposits allow the Corporation's banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels. Wholesale deposits averaged $6.3 billion in the second quarter of 2007.

  The Corporation has historically used certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries. See Note 10 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2007.

  M&I Bank, the Corporation's lead bank, has implemented a bank note program. During the second quarter of 2006, the Bank amended the bank note program into a global bank note program which permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue. The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement. This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in global markets in the future without the delays which would otherwise be incurred. Bank notes outstanding at June 30, 2007 amounted to $8.2 billion of which $1.9 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

  The national capital markets represent a further source of liquidity to the Corporation. The Corporation has filed a number of shelf registration statements that are intended to permit the Corporation to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.

  During the third quarter of 2005, the Corporation amended the shelf registration statement originally filed with the Securities and Exchange Commission during the third quarter of 2004 to include the equity distribution agreement. The amended shelf registration statement enables the Corporation to issue various securities, including debt securities, common stock, preferred stock, depository shares, purchase contracts, units, warrants, and trust preferred securities, up to an aggregate amount of $3.0 billion. At June 30, 2007, approximately $1.3 billion was available for future securities issuances.

  During the fourth quarter of 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by M&I, Metavante and/or other consolidated subsidiaries of the Corporation. At June 30, 2007, there were 3.1 million shares of common stock available for future issuances.

  Under another shelf registration statement, the Corporation may issue up to $0.6 billion of medium-term Series F notes with maturities ranging from 9 months to 30 years and at fixed or floating rates. At June 30, 2007, Series F notes issued amounted to $250.0 million in aggregate principal amount. The Corporation may issue up to $0.5 billion of medium-term MiNotes with maturities ranging from 9 months to 30 years and at fixed or floating rates. The MiNotes are issued in smaller denominations to attract retail investors. At June 30, 2007, MiNotes issued amounted to $0.2 billion in aggregate principal amount. Additionally, the Corporation has a commercial paper program. At June 30, 2007, commercial paper outstanding amounted to $0.7 billion in aggregate principal amount.

  Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $3.3 billion at June 30, 2007. Long-term borrowings amounted to $12.1 billion at June 30, 2007. The scheduled maturities of long-term borrowings including estimated interest payments at June 30, 2007 were as follows: $5.4 billion is due in less than one year; $3.7 billion is due in one to three years; $2.6 billion is due in three to five years; and $3.3 billion is due in more than five years. During the first quarter of 2007, the Corporation issued shares of its common stock valued at $19.2 million to fund a portion of its 2006 obligations under its retirement and employee stock ownership plans. There have been no other substantive changes to the Corporation's contractual obligations as reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

                      OFF-BALANCE SHEET ARRANGEMENTS
                      ------------------------------
  As previously discussed, the Corporation held all of the common interest in M&I Capital Trust A, which issued cumulative preferred capital securities which were supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation. During the first quarter of 2007, the Corporation exercised its call option on its $200.0 million in principal amount of 7.65% junior subordinated deferrable interest debentures and the related cumulative preferred capital securities.

  In conjunction with the 2006 banking acquisitions, the Corporation acquired all of the common interests in four trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the principal amounts of $16.0 million, $30.0 million, $38.0 million and $15.0 million, respectively and full guarantees assumed by the Corporation. The Corporation does not consolidate these trusts in accordance with United States generally accepted accounting principles. At June 30, 2007, there have been no other substantive changes with respect to the Corporation's off-balance sheet activities as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. See Note 10 to the Consolidated Financial Statements for an update of the Corporation's securitization activities in the second quarter of 2007. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

  Specific Reserve. The Corporation's internal risk rating system is used to identify loans and leases that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price, if available; or
  (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. In general, these loans have been internally identified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans. This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower's ability to make payments when due.

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

  The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at June 30, 2007:

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

      At June 30, 2007, allowances for loan and lease losses continue to be carried for exposures to construction and land development loans, vacant residential land, manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting and motor vehicle and parts dealers. The majority of the commercial charge-offs incurred during the past three years were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics. Reduced revenues causing a declining utilization of the industry's capacity levels can affect collateral values and the amounts realized through sale or liquidation.

      During the second quarter of 2007, the Corporation's commitments to Shared National Credits were approximately $3.6 billion with usage averaging around 47%. Over time, many of the Corporation's largest charge-offs have come from the Shared National Credit portfolio. At June 30, 2007, Shared National Credit nonperforming loans amounted to $1.0 million after partial write-downs. The Corporation's exposure to Shared National Credits is monitored closely given this lending group's loss experience.

      The Corporation's primary lending areas are Wisconsin, Arizona, Minnesota, Missouri and Florida. The vast majority of the assets acquired on April 1, 2006 from Gold Banc Corporation, Inc are in entirely new markets for the Corporation. Included in these new markets are the Kansas City metropolitan area, Tulsa, Oklahoma, and Tampa, Sarasota and Bradenton, Florida. Each of these regions and markets has cultural and environmental factors that are unique to them. At June 30, 2007, the level of nonperforming loans for this portfolio segment was higher than the Corporation's average level of nonperforming loans. In addition with the acquisition of United Heritage, the Orlando, Florida market is a new market for the Corporation. Nonperforming loans and leases associated with the acquisition of United Heritage were insignificant at June 30, 2007.

      At June 30, 2007, nonperforming loans and leases amounted to $384.0 million or 0.89% of consolidated loans and leases compared to $351.7 million or 0.83% of consolidated loans and leases at March 31, 2007, and $198.0 million or 0.49% of consolidated loans and leases at June 30, 2006. Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

      Net charge-offs amounted to $23.6 million or 0.22% of average loans and leases in the second quarter of 2007 compared to $14.7 million or 0.14% of average loans and leases in the first quarter of 2007 and $9.9 million or 0.10% of average loans and leases in the second quarter of 2006. The ratio of recoveries to charge-offs was 16.2% and 17.6% for the three and six months ended June 30, 2007, respectively. The Corporation's most recent five year average ratio of recoveries to charge-offs was 30.4%.

  Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management's evaluation of the factors described above resulted in an allowance for loan and lease losses of $431.0 million or 1.00% of loans and leases outstanding at June 30, 2007. The allowance for loan and lease losses was $420.6 million or 1.00% of loans and leases outstanding at December 31, 2006 and $415.2 million or 1.03% of loans and leases outstanding at June 30, 2006. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $26.0 million for the three months ended June 30, 2007 and $43.2 million for the six months ended June 30, 2007. By comparison, the provision for loan and lease losses amounted to $11.1 million for the three months ended June 30, 2006 and approximately $22.1 million for the six months ended June 30, 2006. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

              Capitalized Software and Conversion Costs
              -----------------------------------------
  Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the three months ended June 30, 2007 and 2006, the amount of software costs capitalized amounted to $12.6 million and $13.7 million, respectively. Amortization expense of software costs amounted to $14.4 million for the three months ended June 30, 2007 compared to $13.4 million for the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, the amount of software costs capitalized amounted to $26.7 million and $25.0 million, respectively. Amortization expense of software costs amounted to $28.7 million for the six months ended June 30, 2007 compared to $27.6 million for the six months ended June 30, 2006.

  Direct costs associated with customer system conversions to the data processing operations are capitalized and amortized on a straight-line basis over the terms, generally five to seven years, of the related servicing contracts.

  Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination. For the three months ended June 30, 2007 and 2006, the amount of conversion costs capitalized amounted to $3.3 million and $3.1 million, respectively. Amortization expense of conversion costs amounted to $2.3 million and $2.8 million for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively. For the six months ended June 30, 2007 and 2006, the amount of conversion costs capitalized amounted to $6.0 million and $5.5 million, respectively. Amortization expense of conversion costs amounted to $4.6 million for the six months ended June 30, 2007 and $5.0 million for the six months ended June 30, 2006.

  Net unamortized costs were ($ in millions):

                                      June 30,
                             ----------------------------
                                 2007            2006
                             ------------    ------------
            Software         $     157.8     $     152.5
            Conversions             30.8            27.7
                              -----------     -----------
              Total          $     188.6     $     180.2
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

                 Financial Asset Sales and Securitizations
                 -----------------------------------------
  The Corporation has historically used certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity ("QSPE") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

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

  The Corporation sells financial assets in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management's best estimates of the key assumptions -- credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Actual results can differ from expected results.

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

  For the three months ended June 30, 2007, net losses with the retained interests, held in the form of interest-only strips amounted to $0.1 million and are included in Net investment securities gains in the Consolidated Statements of Income. During the second quarter and first half of 2007, the Corporation determined that there was a decline in the value of certain retained interests that was other than temporary because actual credit losses exceeded expected credit losses. Impairment losses of $0.5 million were offset by realized gains of $0.4 million for the three months ended June 30, 2007. For the six months ended June 30, 2007, impairment losses of $1.0 million were offset by realized gains of $1.0 million.

  The Corporation has historically sold automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests were retained. The outstanding balances of automobile loans sold in these securitization transactions were $787.4 million at June 30, 2007. At June 30, 2007, the carrying amount of retained interests amounted to $33.2 million.

  From time to time, the Corporation also purchases and immediately sells, certain debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote qualifying special purpose entity ("QSPE") whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days that is used to finance the purchase of the debt securities. In order to be sold, the debt securities must meet predetermined eligibility requirements that are primarily based on their credit rating. For the six months ended June 30, 2007, debt securities sold amounted to $93.9 million. No gain or loss was realized from the sale of debt securities for the six months ended June 30, 2007. Highly rated investment securities in the amount of $425.8 million were outstanding in the QSPE to support the outstanding commercial paper at June 30, 2007.

  The Corporation provides liquidity back-up in the form of liquidity purchase agreements. In addition, a subsidiary of the Corporation has entered into interest rate swaps with the QSPE designed to counteract the interest rate risk associated with third party beneficial interests and the debt securities. The beneficial interests in the form of commercial paper have been issued to parties other than the Corporation and its subsidiary or any other affiliates. The notional amounts do not exceed the amount of beneficial interests. The swap agreements do not provide the QSPE or its administrative agent any decision-making authority other than those specified in the standard ISDA Master Agreement. Generally, the interest rate risk associated with the interest rate swaps is the basis risk resulting from differences between commercial paper interest rates and LIBOR. Historically, that interest rate risk has not been material to the Corporation and the Corporation has chosen not to mitigate the risk of these swaps by entering into offsetting swap contracts with independent third parties. At June 30, 2007, the aggregate fair value of the interest rate swaps was a negative $1.3 million.

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

                          FORWARD-LOOKING STATEMENTS
                          --------------------------
  Items 2 and 3 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as "expects", "anticipates" or "believes". Such statements are subject to important factors that could cause the Corporation's actual results to differ materially from those anticipated by the forward-looking statements. These factors include those referenced in Item 1A. Risk Factors, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, in this Quarterly Report on Form 10-Q and under the heading "Forward-Looking Statements," and as may be described from time to time in the Corporation's subsequent SEC filings, and such factors are incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following updated information should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. Updated information regarding the Corporation's use of derivative financial instruments is contained in Note 14 -- Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements contained in Item 1 herein.

  Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk through trading and non-trading activities. While market risk that arises from trading activities in the form of foreign exchange and interest rate risk is immaterial to the Corporation, market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods.

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

                                         Impact to Annual Pretax Income as of
                    ----------------------------------------------------------------------------------
                                                                                               As
                                                                                          Historically
                                                                 Pro Forma                  Reported
                      June 30,       March 31,    December 31, September 30, September 30,   June 30,
                        2007           2007          2006          2006           2006          2006
                    ------------- ------------- ------------- ------------- ------------- ------------
Hypothetical Change in Interest Rate
------------------------------------
 100 basis point gradual:
   Rise in rates           (0.5) %        0.0 %         0.5 %        0.7 %        (3.2) %      (0.3) %

   Decline in rates         0.3 %        (0.2) %       (0.6) %      (0.8) %        2.2 %        0.3 %

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

  Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates. The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements. As of June 30, 2007, the fair value of equity at risk for a gradual 100bp shift in rates changed less than 2.0%.

                             Equity Risk
                             -----------
  In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values for the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At June 30, 2007, the carrying value of total active capital markets investments amounted to approximately $51.9 million.

  As of June 30, 2007, M&I Wealth Management administered $103.8 billion in assets and directly managed a portfolio of $24.6 billion. The Corporation is exposed to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

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

                        PART II - OTHER INFORMATION

Item 1A. Risk Factors.
----------------------
  The risk factors set forth below represent material additions or changes to the Risk Factors set forth in Item 1A. to Part 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. For purposes of this Item, the Corporation's planned separation of Marshall & Ilsley Corporation and Metavante into two separate public companies, as described elsewhere in this Quarterly Report on Form 10-Q, is referred to as the "Separation."

Risks Relating to the Separation
--------------------------------
  The Corporation's historical consolidated financial information and unaudited condensed pro forma consolidated financial information are not representative of the Corporation's future financial position, future results of operations or future cash flows nor do they reflect what the Corporation's financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

  Following the Separation, the Corporation will be considered the divesting entity in the transactions and treated as the "accounting successor" for financial reporting purposes in accordance with EITF No. 02-11. After the Separation occurs, the Corporation will report the historical consolidated results of operations of Metavante as discontinued operations in accordance with the provisions of SFAS No.
  144. Pursuant to SFAS No. 144, this presentation is not permitted until the closing date. Because the Corporation's historical consolidated financial statements include the results of Metavante, they are not representative of the Corporation's future financial position, future results of operations or future cash flows, nor do they reflect what the Corporation's financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

  The unaudited condensed pro forma consolidated financial information attached as an exhibit hereto includes adjustments to reflect the divestiture of Metavante. The pro forma adjustments are based upon available information and assumptions that the Corporation believes are reasonable; however, the Corporation's assumptions may not prove to be accurate. In addition, the Corporation's unaudited condensed pro forma consolidated financial statements do not give effect to ongoing additional costs that the Corporation expects to incur in connection with being a stand-alone company. The unaudited condensed pro forma consolidated statements of earnings also do not give effect to certain initial separation costs. Accordingly, the Corporation's unaudited condensed pro forma consolidated financial statements are not representative of the Corporation's future financial position, future results of operations or future cash flows nor do they reflect what the Corporation's financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

The Corporation may not realize the anticipated benefits from the Separation.

  The success of the Separation will depend, in part, on the ability of the Corporation to realize the anticipated benefits of the Separation. These anticipated benefits include the availability of increased capital for the Corporation to continue its internal growth and acquisition strategies, the Corporation's ability to use its capital stock as a form of currency in respect of certain acquisitions and equity-based compensation arrangements and the better alignment of employee incentive awards. There can be no assurance that these benefits will be realized.

The Separation may present significant challenges.

  There is a significant degree of difficulty and management distraction inherent in the process of separating the Corporation and Metavante. These difficulties include:

      the challenge of the Corporation's effecting the Separation while carrying on its ongoing operations;

      preserving customer, distribution, supplier and other important relationships;

      the potential difficulty in retaining key officers and personnel;
      and

      separating corporation infrastructure, including systems, insurance, accounting, legal, finance, tax and human resources, for each of two new public companies.

  The Corporation and Metavante may not successfully or cost-effectively separate the companies. The failure to do so could have an adverse effect on the Corporation's business, financial condition and results of operations.

  The process of separating operations could cause an interruption of, or loss of momentum in, the Corporation's business. Members of the Corporation's senior management will be required to devote considerable amounts of time to this separation process, which will decrease the time they will have to manage their respective businesses, service existing customers, attract new customers and develop new products or strategies. If the Corporation's senior management is not able to manage effectively the separation process, or if any significant business activities are interrupted as a result of the separation process, the Corporation's business could suffer.

As a separate entity, the Corporation will not enjoy all of the benefits of scale that it achieves with the combined banking and Metavante businesses.

  Currently, the Corporation benefits from the scope and scale of the banking and Metavante businesses in certain areas, including, among other things, risk management, employee benefits, regulatory compliance, administrative services, legal support and human resources. The Corporation's loss of these benefits as a consequence of the Separation could have an adverse effect on the Corporation's business, results of operations and financial conditions following completion of the Separation. In addition, it is possible that some costs will be greater at the separate companies than they are for the combined company due to the loss of volume discounts and the position of being a large customer to service providers and vendors.

If the Corporation's share distribution and transactions related to the Separation do not qualify as tax-free distributions or reorganizations under the Internal Revenue Code, then the Corporation and the Corporation's shareholders may be responsible for payment of significant U.S. federal income taxes.

  In transactions related to the Separation, the Corporation will distribute shares of its common stock to effect the Separation. If the share distribution does not qualify as a tax-free distribution under
  Section 355 of the Internal Revenue Code, Metavante would recognize a taxable gain that would result in significant U.S. federal income tax liabilities to Metavante. Metavante would be primarily liable for these taxes and the Corporation would be secondarily liable. Under the terms of a tax allocation agreement related to the Separation, the Corporation will generally be required to indemnify Metavante against any such taxes unless such taxes would not have been imposed but for an act of Metavante or its affiliates, subject to specified exceptions.

  Even if the Corporation's share distribution otherwise qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code, the distribution would result in significant U.S. federal income tax liabilities to Metavante if there is an acquisition of the Corporation's stock or Metavante stock as part of a plan or series of related transactions that includes the Corporation's share distribution and that results in an acquisition of 50% or more of the Corporation's outstanding common stock or Metavante stock. In this situation, the Corporation may be required to indemnify Metavante under the terms of a tax allocation agreement related to the Separation unless such taxes would not have been imposed but for specified acts of Metavante or its affiliates. In addition, mutual indemnity obligations in the tax allocation agreement could discourage or prevent a third party from making a proposal to acquire either the Corporation or Metavante.

The Corporation's loss of the assets, revenue and cash flows resulting from the Separation may adversely affect its financial position and results of operations.

  The assets, revenue, cash flows and results of operations of each of the Corporation and Metavante are currently included in the Corporation's consolidated financial statements. If the transactions are completed, the Corporation's assets, revenue, cash flows and results of operations will no longer be included in the Corporation's consolidated financial statements, and the Corporation's financial position and results of operations will therefore be significantly different than they were prior to completion of the Separation and, following completion of the Separation, the Corporation will have fewer assets and less revenue and cash flows than it currently has on a consolidated basis.

The trading price and trading volume of the Corporation's common stock may be more volatile following completion of the Separation.

  The Corporation cannot predict how investors who hold shares of its common stock prior to the completion of the Separation will behave after completion of the Separation. The trading price for shares of the Corporation's common stock following completion of the Separation may be more volatile than before completion of the Separation. The trading price of shares of the Corporation's common stock could fluctuate significantly for many reasons, including the risks identified herein, selling by existing holders of the Corporation's common stock who decide that they do not want to hold some or all of their securities of the Corporation after the completion of the transactions, or reasons unrelated to the Corporation's performance. In addition, the Corporation's common stock may not continue to be included in the S&P 500 Index, which could ultimately result in reduced trading volume relative to the Corporation's historic trading volume. These factors and other factors beyond either the Corporation's control may result in reduced trading volume and/or increased volatility in the Corporation's common stock and/or short- or long-term reductions in the value of the Corporation's securities.

If the transactions are completed, any financing the Corporation obtains in the future could involve higher costs.

  Following completion of the transactions, any financing that the Corporation obtains will be with the support of a reduced pool of diversified assets and a significant amount of outstanding debt, and therefore the Company may not be able to secure adequate debt or equity financing on desirable terms. The cost to the Corporation of financing without Metavante may be materially higher than the cost of financing prior to the transactions. If the Corporation has a credit rating lower than it currently has, it will be more expensive for it to obtain debt financing than it has been prior to the Separation.

Failure to complete the Separation could adversely impact the market price of the Corporation's common stock and its business and operating results.

  If the Separation is not completed for any reason, the price of the Corporation's common stock may decline to the extent that the market price reflects positive assumptions that the transactions will be completed and the related benefits will be realized. The Corporation may also be subject to additional risks if the transactions are not completed, including:

      depending on the reasons for termination of the investment agreement with Warburg Pincus, the requirement that the Corporation pay Warburg Pincus a termination fee of $75 million;

      substantial costs related to the Separation, such as legal, accounting, registration, advisory and printing fees, must be paid regardless of whether the Separation is completed; and

      potential disruption to the Corporation's business and distraction of its workforce and management team.

Risks Relating to the Corporation
---------------------------------
The Corporation will be restricted in its ability to issue equity for at least two years following completion of the Separation, which could limit its ability to make acquisitions or to raise capital required to service its debt and operate its business.

  The amount of equity that the Corporation can issue to make acquisitions (excluding acquisitions with respect to which the Corporation can prove the absence of "substantial negotiations" during applicable safe harbor periods) or raise additional capital will be limited for at least two years following completion of the Separation, except in limited circumstances. These limitations may restrict the ability of the Corporation to carry out its business objectives and to take advantage of opportunities such as acquisitions that could supplement or grow the Corporation's business.

Risks Relating to Metavante
---------------------------
Ongoing consolidation within the banking and financial services industry could adversely affect Metavante's financial results.

  Ongoing consolidation within the banking and financial services industry could result in a smaller number of purchasers for Metavante's products and services. As banks and other financial services providers consolidate, they may experience a realignment of management responsibilities and a reexamination of strategic and purchasing decisions and Metavante may lose relationships with key constituencies within its clients' organizations due to budget cuts, layoffs or other disruptions. In addition, acquiring institutions may have their own in-house systems or outsource to competitors. The loss of business due to consolidation, in particular the loss of a large client due to consolidation, such as the Corporation, could have a material adverse effect on Metavante's business, operating results and financial condition.

Effect of business cycles and other risks in the banking industry.

  Metavante's revenues are heavily dependent on services it provides to the banking industry and related financial service providers. To the extent that the health and stability of the banking industry are adversely affected by business cycles in general or business conditions that affect the banking industry in particular, Metavante's revenues and profits may also be adversely affected due to reduced expenditures for Metavante's products and services by banks and related financial service providers. In addition, Metavante's revenue and profits, including organic growth, are dependent on its banking clients' ability to acquire, activate and retain customers.

Metavante faces intense competition in all areas of its business.

  The markets for Metavante's products and services are intensely competitive and it expects to face increased competition in the future as new companies enter the market and existing competitors expand their product lines and services.

  Competitors vary in size and in the scope and breadth of their products and services. Some current and potential competitors have better name recognition and significantly greater resources, and many competitors are consolidating, creating larger competitors with even greater resources and broader product lines. In addition, many of these competitors have established, or may in the future establish, cooperative relationships or strategic alliances among themselves or with third parties to compete with Metavante's products and services. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire market share to Metavante's detriment.

  Metavante will also face competition from its clients and potential clients who develop their own financial services offerings. Metavante's inability to compete successfully in light of these competitive pressures could result in a material adverse effect on its business, operating results and financial condition.

  Metavante faces intense pricing pressure in obtaining and retaining its larger clients. Larger clients are often able to seek price reductions from Metavante when they renew a contract, when a contract is extended, when service or performance issues arise with the client, or when the client's business has significant volume changes. On some occasions, this pricing pressure results in lower revenue from a client than Metavante had anticipated based on its previous agreement with that client. This reduction in revenue can result in a material adverse effect on Metavante's business, operating results and financial condition.

Failures in outsourcing or transaction processing facilities could adversely affect Metavante's business and reputation.

  An operational failure in its outsourcing or transaction processing facilities could cause Metavante to lose business. Damage or destruction that interrupts Metavante's services to customers could damage its relationship with customers and may require it to incur substantial additional expense to repair or replace damaged equipment and recover data loss caused by the interruption. Metavante has installed back-up systems and procedures to prevent or reduce disruption, but such steps may not be sufficient to prevent an interruption of services. An interruption that lasts more than several hours could cause Metavante to experience a reduction in revenues as a result and could have a negative impact on its reputation and business.

A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on busines.

  In the course of providing services to its customers, Metavante may collect, process and retain sensitive and confidential information on its customers and their clients. A failure of Metavante's security facilities and systems due to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar causes could result in the misappropriation, loss or other unauthorized disclosure of confidential customer information. Any such failure could result in damage to Metavante's reputation with its customers, expose it to the risk of litigation and liability, disrupt its operations, and negatively impact its business, results of operations, and financial condition.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of Marshall & Ilsley
Corporation stock for the specified period:

                                                 Total Number of    Maximum Number
                                                Shares Purchased    of Shares that
                                                    as Part of        May Yet Be
                     Total Number    Average       of Publicly     Purchased Under
                      of Shares    Price Paid    Announced Plans      the Plans
      Period         Purchased(1)   per Share      or Programs       or Programs
 -----------------  -------------  ----------- ------------------ -----------------
     April 1 to
   April 30, 2007      3,255,118    $   48.84          3,250,000         8,750,000

      May 1 to
    May 31, 2007             915        50.61                --          8,750,000

     June 1 to
   June 30, 2007       2,869,694        48.32          2,867,070         5,882,930

                     ------------   ----------   ----------------
       Total           6,125,727    $   48.60          6,117,070
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

In connection with the Corporation's accelerated repurchase of 3,250,000 shares of its common stock on April 26, 2007, the Corporation was required to pay a price adjustment based on an adjusted weighted average price defined in its agreement with Merrill Lynch International, which facilitated the accelerated share repurchase. On June 4, 2007, the Corporation transferred 54,035 shares of its common stock to Merrill Lynch International in settlement of this obligation. With respect to this transfer, the Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering.


Item 4. Submission of Matters to a Vote of Security Holders.

 (a)    The Corporation held its Annual Meeting of Shareholders on April
        24, 2007.

 (b) Votes cast for the election of six directors to serve as Class II directors until the 2008 Annual Meeting of Shareholders are as follows:

               Director              For           Withheld
      ----------------------  -------------    -----------
        Jon F. Chait             206,978,294      3,913,515
        Dennis J. Kuester        205,644,598      5,247,211
        David J. Lubar           207,033,211      3,858,598
        San W. Orr, Jr.          206,987,179      3,904,630
        Debra S. Waller          202,681,132      8,210,677
        George E. Wardeberg      207,190,305      3,701,504

The continuing directors of the Corporation are as follows:

        Malcolm M. Aslin         John A. Mellowes
        Andrew N. Baur           Robert J. O'Toole
        John W. Daniels, Jr.     Peter M. Platten, III
        Mark F. Furlong          John S. Shiely
        Ted D. Kellner           James B. Wigdale
        Katharine C. Lyall

 (c) Votes cast for the ratification of the appointment of Deloitte & Touche LLP to audit the statements of the Corporation for the fiscal year ending December 31, 2007 are as follows:

                                      For         Against    Abstentions
                                 -------------  -----------  -----------
        Ratification of Auditors    207,265,859    1,524,196    2,101,754

        Votes cast to approve the Corporation's 2007 Annual Executive Equity Incentive Compensation Plan are as follows:

                                      For         Against    Abstentions
                                 -------------  -----------  -----------
        Ratification of Plan        192,586,212   13,030,220    5,275,377

        Votes cast for the shareholder proposal to request the Board of Directors of the Corporation to declassify the board are as follows:

                                      For         Against    Abstentions
                                 -------------  -----------  -----------
        Request to declassify
        the Board of Directors    204,284,909    3,368,600    3,238,300

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

      Exhibit 3(a) -  Restated Articles of Incorporation of Marshall &
                      Ilsley Corportion, as amended.

      Exhibit 3(b) -  By-Laws of Marshall & Ilsley Corporation, as
                      amended.

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

      Exhibit 31(a) - Certification of Chief Executive Officer
                      pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      Exhibit 31(b) - Certification of Chief Financial Officer
                      pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      Exhibit 32(a) - Certification of Chief Executive Officer
                      pursuant to 18 U.S.C. Section 1350.

      Exhibit 32(b) - Certification of Chief Financial Officer
                      pursuant to 18 U.S.C. Section 1350.

      Exhibit 99(a)- Description of the Marshall & Ilsley Corporation and Metavante Corporation Separation Transaction.

      Exhibit 99(b)-  Unaudited Condensed Pro Forma Consolidated
                      Financial Statements.

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




August 8, 2007

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

         (3)(a) Restated Articles of Incorporation of Marshall & Ilsley Corporation, as amended.

         (3)(b) By-Laws of Marshall & Ilsley Corporation, as amended.

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

        (31)(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

        (31)(b) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

        (32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

        (32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

        (99)(a) Description of the Marshall & Ilsley Corporation and Metavante Corporation Separation Transaction.

        (99)(b)         Unaudited Condensed Pro Forma Consolidated
                        Financial Statements.